Form 10-K
period 1993-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 1994-03-31
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ___________________

                                   Form 10-K

     _X__ Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the fiscal year ended January 1, 1994

     ____ Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from ____________________ to
          ____________________

                        Commission File Number:  1-6024

                           WOLVERINE WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                            38-1185150
  (State or other jurisdiction of              (I.R.S. employer
  incorporation or organization)              identification no.)

9341 Courtland Drive, Rockford, Michigan            49351
(Address of principal executive offices)         (Zip code)

      Registrant's telephone number, including area code:  (616) 866-5500

   Securities registered pursuant to Section 12(b) of the Securities Exchange
Act:

    (Title of class)          (Name of each exchange on which registered)

Common Stock, $1 Par Value   New York Stock Exchange/Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 1, 1994: 6,858,469

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 1, 1994: $227,201,578

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 21, 1994, are incorporated by reference into Part III of this report.










































                                     PART I

Item 1.  Business

         Wolverine World Wide, Inc. (the "Company"), designs, manufactures, distributes and markets various brands and styles of footwear. The wide variety of footwear sold by the Company includes casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work boots and shoes. The Company is also the largest domestic tanner of pigskin. The Company, a Delaware corporation, is the successor of a 1969 reorganization of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a business established in Grand Rapids, Michigan, in 1883.

         The Company is a leading provider of branded, comfort footwear for the entire family, supplying more than 17 million pairs annually to consumers in 80 countries. Footwear has accounted for 90% or more of the consolidated revenues of the Company for each of the last three years. For further financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

         Footwear manufactured by the Company is sold under many recognizable brand names. The Company's HUSH PUPPIES (Registered) brand is a world leader in affordable, comfortable, casual and functional footwear for men, women and children. The Company's WOLVERINE (Registered) brand of work and sport boots ranks as the number two brand of work and sport boots. The Company's BATES (Registered) brand is the number one brand of uniform footwear in the United States. The Tru-Stitch Footwear Division is the foremost supplier of constructed slippers in the United States. The Company has also introduced a line of rugged outdoor and sport footwear under the WOLVERINE WILDERNESS (Registered) brand. Through these, and several other footwear brands, the Company expects to continue to manufacture quality footwear for its customers.

         The Company also manufactures and sources shoes for sale through world wide licensing arrangements under the COLEMAN (Registered), CATERPILLAR (Registered) and CAT (Registered) trademarks.

         The Wolverine Leathers Division is one of the premier tanners of quality pigskin leather for the shoe, automotive and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to other domestic and foreign manufacturers of shoes.

         The Company's products are sold by Company salespersons and agents and through Company-owned stores. Sales are made directly to various retail sellers, including independent shoe stores, footwear chains and department stores. Most customers also sell shoes bought from competing manufacturers.

         Company products are sold directly to more than 10,000 accounts, operating more than 20,000 retail locations. Sales are also made to large footwear chains, including those owned or operated by other companies in the shoe industry, catalog houses, and to the retail operations referenced below.

         In addition to its wholesale activities, the Company operated 124 domestic retail shoe stores, leased shoe departments and Company-owned HUSH PUPPIES (Registered) Specialty Stores as of March 25, 1994. A fiscal 1990 decision to downsize the factory outlet business will result in closing approximately 9 outlet retail locations during 1994. Eleven outlet retail locations were closed in fiscal 1993.

         Of the 124 retail locations, approximately 66 are factory outlet stores located in strip centers or in free-standing buildings. Approximately 36 of these stores operate under the LITTLE RED SHOE HOUSE (Service Mark) format. These stores primarily handle closeouts and factory rejects from the Company's own factories and those of other manufacturers.

         Of the approximately 66 factory outlet stores, 30 are currently operating under the HUSH PUPPIES (Registered) FACTORY DIRECT (Service Mark) name in major manufacturer outlet malls. These stores carry a large selection of first quality company branded footwear. The Company has and may continue to selectively convert LITTLE RED SHOE HOUSE (Service Mark) locations to this retail and merchandising format.

         The 124 retail locations include 20 regional mall full service, full price HUSH PUPPIES (Registered) Specialty Stores which feature exclusively a broad selection of men's and women's HUSH PUPPIES (Registered) brand footwear. The Company also licenses independent retailers who operate HUSH PUPPIES (Registered) Specialty Stores at another 81 locations.

         In addition to retail shoe stores and HUSH PUPPIES (Registered) Specialty Stores, the Company operates 38 full price, full service family leased shoe departments in the Pacific Northwest and Alaska, which feature the Company's wholesale brands.

         The Company derives royalty income from licensing the HUSH PUPPIES (Registered), WOLVERINE (Registered), WILDERNESS (Registered) and other trademarks to domestic and foreign licensees for use on footwear and related products. In addition, the Company sells its own pigskin leather to certain of its licensees. In fiscal 1993, the Company's foreign licensees and distributors sold an estimated 8.3 million pairs of footwear, an increase from approximately 7.4 million pairs sold in fiscal 1992.

         The Company continues to develop a global network of licensees to market its footwear brands. The licensees purchase goods from the Company and third-party manufacturers and these purchases are generally supported by letters of credit. Each licensee is responsible for the marketing and distribution of the Company's products, and generally purchases substantially all marketing, advertising materials and products from the Company.

         The Company operates a pigskin tannery as a part of its Wolverine Leathers Division, from which the Company receives virtually all of its pigskin requirements. The tannery is one of the most modern pigskin tanneries in the world. The quality pigskin leather utilized in the Company's products which incorporate this material is a significant element of product cost, and is generally only available at comparable cost and delivery terms from the Company's tannery. Therefore, the continued operation of this tannery is important to the Company's competitive position in the footwear industry. In addition, the Company owns a minority interest in Wan Hau Enterprise Co., Ltd. ("Wan Hau"), a principal tanner of pigskin in Taiwan. The Company provides semi-finished pigskin leather to Wan Hau for finishing in Taiwan.

         The Company's principal required raw material is quality leather, which it purchases primarily from a select group of domestic suppliers, including the Company's tannery. The Company has traditionally purchased the vast majority of the shearling used extensively in the manufacture of constructed slippers and related products by its Tru-Stitch Footwear Division from a single source, which has been a reliable and consistent supplier. The Company purchases all of its other raw materials, including man-made materials and fabrics for uppers, and leather, rubber and plastics for soles and heels, from a variety of sources, none of which is believed by the Company to be a dominant supplier.

         The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include HUSH PUPPIES (Registered), WOLVERINE (Registered), WILDERNESS (Registered), WOLVERINE WILDERNESS (Registered), BATES (Registered), FLOATERS (Trademark), BATES FLOATAWAYS (Registered), HARBOR TOWN (Trademark), TOWN & COUNTRY (Trademark), TRU-STITCH (Registered), WIMZEES (Registered), and SIOUX MOX (Registered). The Company is also licensed to market footwear in the United States under the COLEMAN (Registered) trademark and throughout the world under the CATERPILLAR (Registered) and CAT (Registered) trademarks. Pigskin leather produced by the Company is sold under the trademarks BREATHIN' BRUSHED PIGSKIN (Registered), SILKEE (Registered) and WEATHER TIGHT (Registered).

         The Company believes that its products are identified by its trademarks and thus its trademarks are a valuable asset. It is the policy of the Company to vigorously defend its trademarks against infringement to the greatest extent practicable under the laws of the United States and other countries. The Company is also the holder of several patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable law.

         The Company does not have a significant backlog of non-cancelable orders. On March 1, 1994, the Company had a backlog of orders believed to be firm of approximately $69 million compared with a backlog of approximately $66 million on March 20, 1993. Historically, the Company has not experienced significant cancellation of orders. While orders in backlog are subject to cancellation by customers, the Company expects that substantially all of these orders will be shipped in fiscal 1994.

         Retail footwear sales are seasonal with significant increases in sales experienced during the Christmas, Easter and back-to-school periods. Due to this seasonal nature of footwear sales, the Company experiences some fluctuation in the levels of working capital. The Company provides working capital for such fluctuation through internal financing and a revolving credit agreement which the Company has in place. The Company expects the seasonal sales pattern to continue in future years.

         A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's consolidated revenues in fiscal year 1993.

         The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous other manufacturers (domestic and foreign) and importers, many of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are generally located in the United States. The Company has at least six major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least fifteen major competitors in connection with the sale of its casual and dress shoes. Virtually all domestic and foreign manufacturers of footwear compete, or plan to compete, with the Company in the rugged casual and outdoor footwear market. Many of these competitors are established in the footwear industry, and have strong market identities.

         Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The Company attempts to meet competition and maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations and the style, comfort and value of its products. Future sales of the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in customer preference.

         Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the shoe industry, however, the Company believes it is one of the ten largest domestic manufacturers of footwear.

         Foreign footwear manufacturers and importers also provide a source of competition for the Company. In order to remain competitive with these foreign entities, the Company continues to improve and expand its manufacturing facilities in Michigan, the Caribbean basin and Mexico. In addition, the Company is continuing to pursue lower cost manufacturing alternatives in the Far East and Latin America.

         Although a significant portion of the Company's product line is purchased or sourced overseas, the majority of its products are produced in the United States. The Company's footwear is manufactured in several domestic facilities and certain related foreign facilities, including facilities located in Michigan, Arkansas, New York, Mexico, Puerto Rico, Costa Rica, the Dominican Republic and Canada. The Company includes, as an integral part of its domestic manufacturing operations, five factories located in the Caribbean basin and Mexico that produce footwear uppers for final assembly in the Company's domestic factories.

         The Company sources certain footwear from a variety of foreign manufacturing facilities in the Far East, Latin America and the Caribbean. The Company also maintains a small office in Taiwan to facilitate the sourcing and import of footwear from the Far East.

         The Company is subject to the normal risks of doing business abroad due to its international operations, including the risks of expropriation, acts of war, political disturbances and similar events, and loss of most favored nations trading status. With respect to its international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products obtained from its foreign suppliers. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

         At the end of the third quarter of fiscal 1992, the Company announced its intent to dispose of its Brooks athletic footwear and sports apparel business. The Brooks business consisted of sales and distribution operations in the United States, France, Germany and the United Kingdom, sourcing activities, primarily in the Far East, and worldwide licensing of the rights to the brand name. The Brooks distributors in Europe were 33%-owned equity investees from April 3, 1990 until July 1, 1991 when the remaining equity interests were acquired.

         During 1993, the Company sold the Brooks businesses in separate transactions in exchange for cash and notes totaling approximately $24 million. Notes receivable of $7,700,000 were outstanding as of January 1, 1994, and are collateralized by substantially all of the assets sold. Payments of $2,300,000, $4,324,000, and $361,000, representing the noncurrent portion of the notes receivable, are due in 1995, 1996 and 1997, respectively.

         In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University, which is funded in part by a grant from the Company, has led to specific biomechanical design concepts which have been incorporated in the Company's footwear. The Company also maintains a footwear design center in Italy to develop


                               -5-
contemporary styling for the Company and its international licensees. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

         Compliance with federal, state and local regulations with respect to the environment has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites. The Company recently received notice from the Michigan Department of Natural Resources ("MDNR") that it is one of the 14 currently named potentially responsible parties for cleanup of the Sunrise Landfill Site in Allegan County, Michigan. The Sunrise Landfill Site is related to another cleanup site in Allegan County, Michigan for which the MDNR has identified 556 potentially responsible parties, including the Company.
The MDNR currently estimates that the total cost of cleanup of the Sunrise Landfill Site is approximately $17 million, but actual costs could exceed this amount. The Company is currently conducting an investigation into its responsibility with respect to the Sunrise Landfill Site. The Company currently anticipates that a substantial number of the 556 potentially responsible parties for the related cleanup site in Allegan County, Michigan, will eventually be identified as potentially responsible parties for the cleanup of the Sunrise Landfill Site.

         As of December 31, 1993, the Company had approximately 5,088 domestic and foreign production, office and sales employees. Approximately 1,218 employees are covered by seven union contracts expiring at various dates through 1996. The Company has experienced four isolated work stoppages since 1975, none of which materially affected operations. The Company presently considers its employee relations to be good.


Item 2.  Properties.

         The principal executive, sales and administration offices of the Company are located in Rockford, Michigan and consist of administration and office buildings of approximately 123,300 square feet. The Company also has additional administrative and sales offices in Arkansas, New York, Italy, the United Kingdom, Canada and Taiwan totaling approximately 32,400 square feet, the majority of which is leased.

         The Company owns and operates one pigskin tannery from which it receives virtually all of its pigskin requirements. The tannery is located in Rockford, Michigan and encompasses approximately 160,000 square feet.

         The Company's footwear manufacturing operations are carried out at 15 separate facilities, totaling approximately 713,500 square feet of manufacturing space. These facilities are located primarily in smaller towns in Arkansas, Michigan, and New York and in Mexico, Puerto Rico, the Dominican Republic and Canada. Approximately 370,400 square feet of manufacturing space is under lease at seven locations and the remaining eight facilities are Company-owned. The Company's current aggregate footwear manufacturing capacity is in excess of 12.0 million pairs of shoes per year. The Company believes its footwear manufacturing facilities are generally among the most modern in the industry.

         The Company maintains twelve warehouses, located in four states and Canada, containing approximately 804,100 square feet. The vast majority of these warehouses are Company-owned, with approximately 63,500 square feet at three locations under lease.

         In addition, the Company's retail operations are conducted throughout the United States and as of March 25, 1994, consisted of approximately 124 locations, including 38 leased shoe departments. All retail locations, except three factory outlet stores in Company-owned facilities, are subject to operating leases.

         The Company believes that all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.


Item 3.  Legal Proceedings.

         The Company is involved in litigation and various legal matters arising in the normal course of business. The Company is also involved in several proceedings involving cleanup issues associated with various waste disposal sites, as more fully described in Item 1 of this Annual Report on Form 10-K. Having considered facts that have been ascertained and opinions of counsel handling these matters, the Company does not believe the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Supplemental Item.  Executive Officers of the Registrant.

         The following table lists the names and ages of the Executive Officers of the Company as of the date of this Annual Report on Form 10-K, and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer during the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

    Name                 Age       Positions held with the Company
Geoffrey B. Bloom       52       President and Chief Executive Officer
Steven M. Duffy         41       Vice President
Stephen L. Gulis, Jr.   36       Vice President and Chief Financial Officer
Blake W. Krueger        40       General Counsel and Secretary
L. James Lovejoy        61       Vice President of Corporate
                                    Communications
Charles F. Morgo        57       Senior Vice President
Thomas P. Mundt         44       Vice President of Strategic Planning and
                                    Treasurer
Timothy J. O'Donovan    48       Executive Vice President
Robert J. Sedrowski     44       Vice President of Human Resources

         Geoffrey B. Bloom has served the Company as President and Chief Executive Officer since April 1993. From 1987 to 1993 he served the Company as President and Chief Operating Officer.

         Steven M. Duffy has served the Company as a Vice President since April 1993. From 1989 to April 1993 he served the Company in various senior manufacturing positions. Prior to 1989, he served as the Head of Manufacturing for Florsheim Shoes.

         Stephen L. Gulis, Jr., has served the Company as Vice President and Chief Financial Officer since February 1994. From April 1993 to February 1994 he served the Company as Vice President of Finance and Corporate Controller, and from 1986 to 1993 he was the Vice President of Administration and Control for the Hush Puppies Company.

         Blake W. Krueger has served the Company as General Counsel and Secretary since April 1993. He has been a partner of the law firm of Warner, Norcross & Judd since 1985.

         L. James Lovejoy has served the Company as Vice President of Corporate Communications since 1991. From 1984 to 1991 he was the Director of Corporate Communications for Gerber Products Company, a manufacturer of baby food and related products.

         Charles F. Morgo has served the Company as Senior Executive Vice President since 1984.

         Thomas P. Mundt has served the Company as Vice President of Strategic Planning and Treasurer since December 1993. From 1988 to 1993 he served in various financial and planning positions at Sears Roebuck & Co. including Vice President Planning, Coldwell Banker's Real Estate Group and Director of Corporate Planning for Sears Roebuck & Co.

         Timothy J. O'Donovan has served the Company as Executive Vice President since 1982.


         Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources for the Company, and from 1989 to 1990 he served as Director of Human Resources of Rospatch Corporation (now Ameriwood International, Inc.), a manufacturer.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

         Wolverine World Wide, Inc. common stock is traded on the New York and Pacific Stock Exchanges. The following table shows the high and low transaction prices by calendar quarter for 1993 and 1992. The number of holders of record of common stock on March 1, 1994 was 2,144.

                                   1993                 1992
                              High       Low       High     Low
    January-March              $19 3/4    $13 3/4   $14      $10
    April-June                  20 7/8     16 3/4    13 3/4    8 3/4
    July-September              29         16 5/8    10 1/8    7 3/4
    October-December            33 1/2     28        15 1/8    9 1/2

    Dividends Per Share Declared:

                               1993       1992
    1st quarter                $.04       $.04
    2nd quarter                $.04       $.04
    3rd quarter                $.04       $.04
    4th quarter                $.04       $.04

    Dividends of $.04 per share were declared for the first quarter of fiscal 1994. Future dividends are restricted as more fully described in Note E of the consolidated financial statements, which are attached as Appendix A to this Form 10-K.












                               -9-
Item 6.  Selected Financial Data.

                                    Five-Year Operating and Financial Summary (Superscript (1)(2))
                                             (Thousands of Dollars, Except Per Share Data)
                                     1993        1992         1991        1990        1989
Summary of Operations
   Net sales and other
     operating income                $333,143    $293,136     $282,749    $295,418    $290,486
   Earnings (loss) from
     continuing operations             11,492       4,620        4,422      (4,649)      8,256
   Per share of common stock:
     Earnings (loss) from
        continuing operations(3):
          Primary                    $   1.65    $   0.70     $   0.68    $   (0.70)  $   1.23
          Fully diluted              $   1.60         ---          ---          ---        ---
     Cash dividends(4)                   0.16        0.16         0.16         0.16       0.16

Financial Position at Year End
   Total assets                       205,716     204,496      205,078     188,522     188,033
   Long-term debt, less
     current maturities                44,913      42,656       31,596      34,267      36,263

Notes to Five-Year Operating and Financial Summary

1.   This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2.   The earnings (loss) from continuing operations exclude the discontinued athletic footwear businesses and are before the cumulative effect of accounting changes.  Balance sheet amounts for the athletic footwear businesses have been reclassified separately as current and noncurrent assets.  Refer to Note C to the consolidated financial statements for a description of the Company's discontinued operations and Notes H and I for a description of the cumulative effect of accounting changes.

3.   Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each year and, for fiscal 1993, the assumed exercise of dilutive stock options. Stock options are not included in the computation of earnings per share in prior years since they were not materially dilutive.  Fully diluted earnings per share for fiscal 1993 also includes the effect of converting subordinated notes into common stock.  Fully diluted earnings per share are not presented for prior years since the effect of exercising stock options and converting subordinated notes was not material.

4.   Cash dividends per share represent the rates paid by the Company on the shares outstanding at dates of declaration.










Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Results of Operations - 1993 Compared to 1992

     Net sales for fiscal 1993 were $333.1 million compared to $293.1 million for fiscal 1992. This 13.6% increase was driven by record sales in the Wolverine Work & Outdoor Footwear Group, the Bates Uniform Footwear Division and the Tru-Stitch Footwear Division. The Hush Puppies Company also recorded a healthy sales increase during the year. These increases were partially offset by a decrease in the Wolverine Leathers Division sales.

     The Wolverine Work & Outdoor Footwear Group posted a sales increase of 33.8% which was the second year in which the sales gain exceeded 30%. The continued success of Wolverine DURASHOCK (Registered) boots and the introduction of WOLVERINE WILDERNESS (Registered) products to the market place were the primary factors contributing to the sales gain. Increased marketing efforts to promote the Wolverine Work Boot products also contributed to the sales gains.

     A 16.2% increase in sales was realized by the Bates Uniform Footwear Division. While the U.S. military continues to contract, the comfort characteristics of BATES (Registered) footwear continues to gain acceptance and the durability of the product makes Bates number one in this category.

     The Tru-Stitch Footwear Division reached record sales with a 20.7% increase for the year. Their prominent position in the market through all distribution channels and the addition of B & B Shoe Company which produces generally lower priced products continues to allow the Tru-Stitch Division to grow its business.

     While the Hush Puppies Company did not reach record sales volumes, it did post an increase of 5.3%. The repositioning and revitalization of the brand which began in 1992 is beginning to have a positive impact. Retail and consumer acceptance for the product is apparent as the division's reorder business for the year was strong.

     The Wolverine Leathers Division began resizing during the third quarter of 1993. The primary focus is to retract the business into high margin areas where the business can perform profitability. The volume was reduced and this, combined with other actions, is expected to allow the division to regain its profitability as it focuses on the higher value added product in its offerings.

     Gross margins as a percentage of net sales decreased to 30.0% from 30.2% in 1992. The emphasis of value priced product in the market place continues to place pressures on wholesale and retail price points. The Company is maximizing its pricing positions when superior products are available, such as WOLVERINE (Registered) DURASHOCKS (Registered) and

TRU-STITCH (Registered) slippers, but is very cautious in raising prices in order to increase gross margin levels. A significant benefit, which improved the Company's gross margin levels, is the manufacturing efficiencies being produced in the domestic facilities. This, combined with the Company's low cost import operations, should continue to provide the Company with product which can be priced attractively.

     Selling and administrative expenses for 1993 were 24.1% of net sales compared to 26.0% of net sales in 1992. While the expenses were reduced as a percentage of net sales, the expenses increased $4.2 million. The increase was primarily a result of increased commissions due to higher volume, the impact of intensified marketing and promotional campaigns, and employee profit sharing programs. The overhead reduction plan which was announced in the fourth quarter of 1992 was successful and the initial target of $3.0 million of savings was exceeded by over $1.0 million.

     Interest expense of $5.1 million for 1993 reflects a $1.4 million increase over 1992. However, 1992 interest expense did not include interest expense of $2.3 million associated with discontinued operations. Overall, interest expense was reduced by $0.9 million as a result of the reduction in debt levels.

     Other expenses in 1992 included a restructuring charge of $2.7 million associated with the reduction in corporate staff and the write-down of certain intangible assets.

     The 1993 effective tax rate of 27.9% compared to 28.7% in 1992. The decrease from the statutory federal rate of 35% was principally a result of non-taxable earnings of Puerto Rican and foreign subsidiaries.

     Earnings from continuing operations of $11.5 million for fiscal 1993 reflect a 149% increase over fiscal 1992 earnings of $4.6 million.

     During 1992 the corporation incurred costs associated with the operating losses of the Brooks Athletic Footwear Division and the loss associated with the disposal of this operation, which totaled $14.8 million. Additionally, the corporation elected to adopt SFAS No. 109 ("Accounting for Income Taxes") and SFAS No. 106 ("Employers Accounting for Post-retirement Benefits Other Than Pensions") which resulted in a net charge to earnings of $0.8 million. There were no additional charges associated with either the discontinued operations or accounting changes for 1993.

     Net earnings of $11.5 million ($1.65 per share) for 1993 compares to a loss of $10.9 million ($1.65 per share) for fiscal year end 1992. The change reflects the significant progress made in the core business units of the Company and the improvements resulting from the divestiture of the Brooks athletic business.

Results of Operations - 1992 Compared to 1991

     Net sales of continuing operations totaling $293.1 million for fiscal 1992 were $10.4 million, or 3.7% higher than 1991. Sales gains were
                               -12-
realized in the Wolverine Work and Outdoor Footwear Group, the Bates Uniform Footwear Division, the Tru-Stitch Footwear Division, and the Wolverine Leather Division. Partially offsetting these gains was a sales decline in the Hush Puppies Company.

     The Wolverine Work and Outdoor Footwear Group posted sales gains of 38.0% over 1991, resulting primarily from the success of the WOLVERINE (Registered) DURASHOCKS (Registered) boots which feature a rugged adaptation of the patented BOUNCE (Registered) comfort sole. Improved styling coupled with an aggressive advertising campaign also contributed to the product's success.

     A sales increase of 10.0% was realized by the Bates Uniform Footwear Division despite a shrinking military market place. The majority of the growth in 1992 was attributable to the penetration of the newly introduced HUSH PUPPIES (Registered) PROFESSIONALS (Trademark) line into the civilian uniform market.

     The Tru-Stitch Footwear Division, the market leader of constructed slippers, generated a 10.0% sales increase compared to 1991 as a result of expanding its product offering to meet a broader range of retail price points.

     During 1992, the Hush Puppies Company experienced a sales decline of 8.0% from 1991 primarily due to the continued weakness in the retail sector caused by the worldwide recession. The narrowing of the TOWN & COUNTRY (Trademark) brand product offerings also contributed to the sales decrease.

     Gross margin as a percentage of net sales for 1992 was 30.2%, a decrease from 31.7% for 1991. Margin declines were realized in the Hush Puppies Company, due primarily to manufacturing volume reductions, and the Tru-Stitch Footwear Division, resulting from an increase in sales of lower margin merchandise. Partially offsetting these declines were increases in gross margins for the Wolverine Work and Outdoor Footwear Group and Bates Uniform Division resulting from favorable manufacturing efficiencies and improved pricing margins. The liquidation of lower cost LIFO inventories contributed .4% to the gross margin in 1991 and was not repeated in 1992.

     Selling and administrative expenses for 1992 of $76.2 million increased by $1.3 million or 1.7% over 1991. Increases in variable selling costs were partially offset by expense reductions related to a corporate overhead cost reduction program initiated in the fourth quarter of 1992.

     Interest expense of $3.6 million decreased by $0.1 million from 1991 as a result of a decline in interest rates partially offset by increased borrowings. Reported interest expense for 1992 does not include $2.3 million of interest which was classified as discontinued operations.

     Other expenses include restructuring costs in 1992 amounting to $2.7 million related to corporate staff reductions and asset write-offs compared to a charge in 1991 of $7.5 million for litigation settlement and related costs as described in Notes J and K to the Consolidated Financial Statements.
                               -13-
     The effective income tax rate for 1992 of 28.7% of earnings from continuing operations is below the statutory rate of 34.0% primarily due to nontaxable earnings of foreign subsidiaries and affiliates.

     Earnings from continuing operations of $4.6 million or $0.70 per share in 1992 compared favorably to $4.4 million or $0.68 per share in 1991.

     The loss from discontinued operations in 1992 of $14.8 million is the result of operating losses and the Company's disposition of its Brooks athletic footwear and sports apparel businesses. The disposition includes the sales and distribution operations in the United States, France, Germany and the United Kingdom and the worldwide distribution and licensing rights to the brand name as described in Note C to the Consolidated Financial Statements.

     During 1992, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of adopting this change in accounting for income taxes decreased the 1992 net loss by $0.8 million.

     The Company also adopted the provisions of SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions" in 1992. The cumulative effect of adopting this accounting change increased the 1992 net loss by $1.6 million.

     The net loss of $10.9 million or $1.65 per share compared unfavorably to fiscal 1991 net earnings of $3.3 million or $0.50 per share due to the cumulative effect of accounting changes and the loss from discontinued operations recognized in fiscal 1992.

Liquidity and Capital Resources

     Earnings from continuing operations after adjusting for non-cash items increased cash by $18.9 million in 1993 compared to $10.9 million in 1992. Of these amounts $12.9 million and $11.8 million were used to fund increases in working capital. The most significant changes in working capital were increases in accounts receivables and inventories during 1993 which were required in order to fund the growth of the business. In fiscal 1992, a significant reduction in other current liabilities was reported as the litigation settlement was paid.

     Additions to property, plant and equipment of $6.6 million in 1993 was higher than the $4.1 million reported in 1992, but relatively flat with the $6.3 million in 1991. The majority of this expenditure was related to purchases of manufacturing equipment in order to continue to upgrade our manufacturing facilities.

     In 1993, cash of $12.2 million was provided from the divestiture of the Brooks athletic business.

     Payments on short-term debt of $15.2 million were made during 1993 which was principally a reduction of debt related to the discontinued operations of Brooks.

                               -14-
     Long-term debt of $49.6 million in 1993 remains relatively flat compared to $48.4 million in 1992. While the senior notes were reduced by $4.3 million, the Company recognized an increase in the revolving credit obligations of $7.0 million.

     The Company paid dividends of $1.1 million, or $.16 per share, which was consistent with 1992 and 1991. Additionally, shares issued under employee stock plans provided cash of $2.2 million compared to $1.2 million during 1992. The Company expects to increase its dividend payout beginning the second quarter of 1994 by 50%.

     The Company continues to strengthen its financial position as the current ratio improved to 3.9 : 1 in 1993 versus 2.8 : 1 in 1992.
Additionally, total interest bearing debt to equity was .46 : 1 in 1993 compared to .65 : 1 at year end 1992.

     The Company's credit facilities and banking relationships combined with cash flow from future operations are expected to be sufficient to meet the cash requirements of the Company. The revolving credit facility which expires in 1995 will be renegotiated during 1994 to assure that proper financing remains in place for the Company. The Company is also evaluating the refinancing of its senior notes to determine the benefits of lower interest rates. Additionally, the Company maintains short-term credit facilities of $41.0 million of which $13.4 million were used at year end 1993.

Inflation

     Inflation has not had a significant impact on the Company over the past three years nor is it expected to have a significant impact in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Recent Development

     The number of shares and the amount per share data included in this Form 10-K have not been adjusted to reflect the three-for-two stock split which was approved by the Board of Directors of the Company on March 10, 1994, and which will be payable on April 14, 1994, to stockholders of record of the Company as of March 21, 1994.


Item 8.  Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is here incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                               -15-
                              PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement of the Company dated March 22, 1994, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following
Item 4 of Part I above.


Item 11.  Executive Compensation.

          The information contained under the captions "Compensation of Directors", "Executive Compensation," "Employment Agreements, Termination of Employment and Change of Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company dated March 22, 1994, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 22, 1994, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the caption "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement of the Company dated March 22, 1994, are incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-
K.

     Item 14(a)(1).  List of Financial Statements.   Attached as Appendix
A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

          - Consolidated Balance Sheets as of January 1, 1994, and January 2, 1993.

                               -16-
          - Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 1, 1994, January 2, 1993 and December 28, 1991.

          - Consolidated Statements of Operations for the Fiscal Years Ended January 1, 1994, January 2, 1993 and December 28, 1991.

          - Consolidated Statements of Cash Flows for Fiscal Years Ended January 1, 1994, January 2, 1993 and December 28, 1991.

          -    Notes to Consolidated Financial Statements for January 1,
               1994.

     Item 14(a)(2).  Financial Statement Schedules.   Attached as Appendix
B.

          The following consolidated financial statement schedules of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

          - Schedule II--Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

          - Schedule VIII--Valuation and qualifying accounts of continuing operations.

          -    Schedule IX--Short-term borrowings of continuing operations.

          - Schedule X--Supplementary income statement information of continuing operations.

          All other schedules (I, III, IV, V, VI, VII, XI, XII, XIII, XIV) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     Item 14(a)(3).  List of Exhibits.

Exhibit
Number
 3(a) Articles of Incorporation, as amended. Incorporated by reference from Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

 3(b)          Amended and Restated Bylaws.

 4(a)          The Articles of Incorporation.  See Exhibit 3(a) above.


                    -17-
 4(b) Preferred Stock Purchase Rights. Incorporated by reference from Amendment No. 1 to the Form 8-A filed with the Securities Exchange Commission on November 13, 1990.

 4(c)          Credit Agreement dated as of March 11, 1993 with NBD Bank,
               N.A. as Agent.   Incorporated by reference from Exhibit 4(c)
               of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 4(d) Note Purchase Agreement dated as of August 29, 1988 relating to 10.40% Senior Notes. Incorporated by reference from
               Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 4(e)          First, Second, Third and Fourth Amendments to Note Purchase
               Agreement. Incorporated by reference from Exhibit 4(e) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 4(f) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in exhibit 4(d) above. The amount of none of these classes of debt outstanding on March 1, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10(a) Stock Option Plan of 1979, and amendment.* Incorporated by reference from Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

10(b)          1993 Stock Incentive Plan.*


10(c)          1988 Stock Option Plan.*  Incorporated by reference from the
               Company's registration statement on Form S-8, filed July 21,
               1988, Registration No. 33-23196.

10(d)          Amended and Restated Directors Stock Option Plan.*

10(e) Agreement dated as of July 24, 1992, between the Registrant and Thomas D. Gleason.* Incorporated by reference from Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. The
               Company also incorporates by reference the description of Mr. Gleason's agreement under the caption "Employment
               Agreements, Termination Agreements and Change of Control
               Arrangements" contained in the definitive Proxy Statement of the Company dated March 22, 1994.

10(f)          Employment Agreement dated April 27, 1993, between the
               Registrant and Geoffrey B. Bloom.*
                               -18-

10(g)          Executive Short-Term Incentive Plan for 1994.*

10(h)          Management Short-Term Incentive Plan for 1994.*

10(i)          Stock Option Loan Program.*  Incorporated by reference from
               Exhibit 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(j)          Deferred Compensation Agreements with Disability Benefits.*
               The form of agreement is incorporated by reference from
               Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(j).

10(k)          Deferred Compensation Agreements without Disability
               Benefits.* The form of agreement is incorporated by reference from Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(k).

10(l)          Executive Long-Term Incentive (Three Year) Plans for the years
               1991 to 1993 and 1992 to 1994.*  Incorporated by reference from
               Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(m) Executive Long-Term Incentive (Three Year) Plan for the three year period 1993-1995.* Incorporated by reference from Exhibit 10(l) of the Company's Annual Report on Form
               10-K for the fiscal year ended January 2, 1993.

10(n) Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.*

10(o)          Termination of Employment and Change of Control Agreements.*
               The form of agreement is incorporated by reference from
               Exhibit 10(m) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(o).

10(p) Indemnification Agreements.* The form of agreement is incorporated by reference from Exhibit 10(n) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(p).

10(q) Supplemental Retirement Benefits.* Incorporated by reference from Exhibit 10(l) of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1988.





                               -19-

10(r)          Benefit Trust Agreement dated May 19, 1987, and Amendments
               Number 1, 2 and 3 thereto.*  Incorporated by reference from
               Exhibit 10(p) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10(s)          Supplemental Director's Fee Arrangement dated April 27,
               1993, between the Company and Phillip D. Matthews.*

10(t) Retirement Agreement effective December 31, 1993, between the Company and Peter D. Panter.*

10(u)          1984 Executive Stock Incentive Purchase Plan, and amendment.*
               Incorporated by reference form Exhibit 10(b) of the Company's
               Annual Report on Form 10-K for the fiscal year ended January
               2, 1988.

10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Incorporated by reference from Exhibit No. 2 from the Company's Form 8-K filed February
               1, 1993.

10(w)          Agreements relating to the sale of the assets of the three
               European Subsidiaries associated with the Brooks Business.
               Incorporated by reference from Exhibits 2(a), 2(b) and 2(c) from the Company's Form 8-K filed July 8, 1993.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney

____________________________

*Management contract or compensatory plan or arrangement.

     Item 14(b).    Reports on Form 8-K.

                    No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended January 1, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE WORLD WIDE,INC.


Dated:  March 31, 1994             By:/s/Geoffrey B. Bloom
                                      Geoffrey B. Bloom
                                      President, Chief Executive
                                      Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                         Title                    Date


*/s/Phillip D. Matthews       Chairman of the Board of      March 31, 1994
Phillip D. Matthews           Directors



/s/Geoffrey B. Bloom          President, Chief Executive    March 31, 1994
Geoffrey B. Bloom             Officer and Director



*/s/Thomas D. Gleason         Vice Chairman of the Board    March 31, 1994
Thomas D. Gleason             of Directors



*/s/Timothy J. O'Donovan      Executive Vice President      March 31, 1994
Timothy J. O'Donovan          and Director



*/s/Stephen L. Gulis, Jr.     Vice President and Chief      March 31, 1994
Stephen L. Gulis, Jr.         Financial Officer (Principal
                              Financial and Accounting
                              Officer)


*/s/Daniel T. Carroll         Director                      March 31, 1994
Daniel T. Carroll

*/s/David T. Kollat           Director                      March 31, 1994
David T. Kollat


*/s/David P. Mehney           Director                      March 31, 1994
David P. Mehney



*/s/Stuart J. Northrop        Director                      March 31, 1994
Stuart J. Northrop



*/s/Joseph A. Parini          Director                      March 31, 1994
Joseph A. Parini



*/s/Joan Parker               Director                      March 31, 1994
Joan Parker



*/s/Elmer L. Ward, Jr.        Director                      March 31, 1994
Elmer L. Ward, Jr.



*by/s/Geoffrey B. Bloom
Geoffrey B. Bloom
Attorney-in-Fact

                                   APPENDIX A




























                  Wolverine World Wide, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                    As of Fiscal Year End
                                                      1993         1992
                                                   (Thousands of Dollars)
Assets
Current assets:
  Cash and cash equivalents                        $   3,730      $   2,375
  Accounts receivable, less allowances
     (1993--$3,411; 1992--$2,716)                     62,362         51,510
  Inventories:
     Finished products                                39,169         36,164
     Raw materials and work-in-process                31,387         28,100
                                                      70,556         64,264
  Refundable income taxes                              1,594          3,798
  Deferred income taxes                                8,716         12,312
  Net current assets of discontinued operations          ---         10,994
  Other current assets                                 2,554          2,960
Total current assets                                 149,512        148,213

Property, plant and equipment:
  Land                                                 1,269          1,283
  Buildings and improvements                          28,241         27,071
  Machinery and equipment                             61,098         57,908
                                                      90,608         86,262
  Less allowances for depreciation                    58,985         55,755
                                                      31,623         30,507

Other assets                                          24,581         25,776

Total assets                                        $205,716       $204,496

                  Wolverine World Wide, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)

                                                    As of Fiscal Year End
                                                      1993         1992
                                                   (Thousands of Dollars)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                           $  1,948       $16,377
  Accounts payable                                   12,658        14,407
  Salaries, wages and other compensation              8,998         4,748
  Other accrued expenses                              9,970        11,058
  Current maturities of long-term debt                4,732         5,766
Total current liabilities                            38,306        52,356

Long-term debt, less current maturities              44,913        42,656

Other liabilities:
  Unfunded retirement benefits                        8,214         7,526
  Deferred income taxes                               1,533         1,830
                                                      9,747         9,356
Stockholders' equity:
  Common stock, $1 par value:
     Authorized 15,000,000 shares:
     Issued, including treasury shares:
       1993 - 7,622,012 shares;
       1992 - 7,466,929 shares                        7,622         7,467
  Additional paid-in capital                         26,469        24,438
  Retained earnings                                  86,986        76,580
  Accumulated translation adjustments                   398           351
  Cost of shares in treasury (deduct):
     1993 - 781,788 shares;
     1992 - 781,252 shares                           (8,725)       (8,708)
Total stockholders' equity                          112,750       100,128

Total liabilities and stockholders' equity         $205,716      $204,496


See accompanying notes to consolidated financial statements.

                  Wolverine World Wide, Inc. and Subsidiaries
                    Consolidated Statements of Operations

                                                            Fiscal Year
                                                   1993           1992          1991
                                                  (Thousands of Dollars, Except Per Share Data)
Net sales and other operating income               $333,143       $293,136      $282,749

Cost and expenses:
  Cost of products sold                             233,115        204,481       193,005
  Selling and administrative expenses                80,354         76,156        74,884
  Interest expense                                    5,070          3,637         3,764
  Interest income                                      (859)          (420)         (460)
  Other expenses (income) - net                        (469)         2,804         5,867
                                                    317,211        286,658       277,060
Earnings from continuing
  operations before income taxes                     15,932          6,478         5,689

Income taxes                                          4,440          1,858         1,267

Earnings from continuing operations                  11,492          4,620         4,422

Discontinued operations, net of income taxes:
  Operating loss                                                    (5,476)       (1,172)
  Loss on disposal                                                  (9,335)
  Loss from discontinued operations                                (14,811)       (1,172)

Cumulative effect of accounting changes:
  Income taxes                                                         800
  Retirement benefits, net of income taxes                          (1,550)
                                                                      (750)
Net earnings (loss)                                 $11,492       $(10,941)     $  3,250

Primary earnings (loss) per share:
  Continuing operations                             $  1.65       $    .70      $    .68
  Discontinued operations                                            (2.24)         (.18)
  Cumulative effect of accounting changes                             (.11)
  Net earnings (loss)                               $  1.65       $  (1.65)     $    .50

Fully diluted net earnings per share                $  1.60

See accompanying notes to consolidated financial statements.

                Wolverine World Wide, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

                                                            Fiscal Year
                                                   1993           1992          1991
                                                          (Thousands of Dollars)
Operating activities
Net earnings (loss)                                $11,492        $(10,941)     $ 3,250
Adjustments necessary to reconcile net
  earnings (loss) to cash provided by (used in)
  operating activities:
     Depreciation and amortization                   5,182           5,176        4,851
     Deferred income taxes (credit)                  3,299           1,911       (1,715)
     Pension income                                   (541)           (673)      (1,069)
     Loss from discontinued operations                              14,811        1,172
     Provision for litigation and
       restructuring charges                                         1,000        7,500
     Cumulative effect of changes in
       accounting principles                                           750
     Other                                            (537)         (1,107)      (1,087)
     Changes in operating assets and liabilities:
       Accounts receivable                         (10,852)          2,490          881
       Inventories                                  (6,292)         (2,266)       1,602
       Other current assets                          2,348          (1,816)         367
       Accounts payable                             (1,749)            205       (2,833)
       Other current liabilities                     3,641         (10,376)      (3,218)
                                                   (12,904)        (11,763)      (3,201)
                                                     5,991            (836)       9,701
Investing activities
Additions to property, plant and equipment          (6,605)         (4,061)      (6,264)
Purchase of business, less cash acquired                                         (2,428)
Cash from (used in) discontinued operations         12,193         (12,062)     (12,725)
Other                                                1,899           2,261          740
                                                     7,487         (13,862)     (20,677)
















                               -4-
                  Wolverine World Wide, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (continued)


                                                            Fiscal Year
                                                   1993           1992          1991
                                                        (Thousands of Dollars)
Financing activities
Proceeds from short-term borrowings                $     775      $   6,077     $   7,749
Payments on short-term debt                          (15,204)
Proceeds from long-term borrowings                    57,000         45,000        29,068
Payments on long-term debt                           (55,777)       (36,312)      (25,202)
Cash dividends                                        (1,086)        (1,063)       (1,049)
Purchase of common stock for treasury                    (17)            (1)         (244)
Shares issued under employee stock plans               2,186          1,231           323
                                                     (12,123)        14,932        10,645

Increase (decrease) in cash and cash equivalents       1,355            234          (331)

Cash and cash equivalents at beginning of year         2,375          2,141         2,472

Cash and cash equivalents at end of year           $   3,730      $   2,375     $   2,141


Other cash flow information
Interest paid                                      $   5,661      $   6,723     $   5,153
Income taxes paid                                        957          2,495         2,921

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.


















                               -5-
                  Wolverine World Wide, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                            Fiscal Year
                                                   1993           1992          1991
                                                         (Thousands of Dollars)
Common stock
Balance at beginning of the year                   $   7,467      $   7,341     $   7,311
Common stock issued from exercise of
  stock options (1993--155,083 shares;
  1992--126,082 shares; 1991--29,978 shares)             155            126            30
Balance at end of the year                             7,622          7,467         7,341

Additional paid-in-capital
Balance at beginning of the year                      24,438         23,333        23,040
Excess of proceeds from exercise of stock
  options, including income tax benefits,
  over par value of shares issued                      2,031          1,105           293
Balance at end of the year                            26,469         24,438        23,333

Retained earnings
Balance at beginning of the year                      76,580         88,584        86,383
Net earnings (loss)                                   11,492        (10,941)        3,250
Cash dividends--$.16 per share                        (1,086)        (1,063)       (1,049)
Balance at end of the year                            86,986         76,580        88,584

Accumulated translation adjustments
Balance at beginning of the year                         351           (166)         (663)
Sale of investment in foreign affiliate                                               985
Equity adjustments from foreign currency
  translation                                             47            517          (488)
Balance at end of the year                               398            351          (166)

Cost of shares in treasury
Balance at beginning of the year                      (8,708)        (8,707)       (8,463)
Common stock purchased for treasury
  (1993--526 shares; 1992--50 shares;
   1991--30,000 shares)                                  (17)            (1)         (244)
Balance at end of the year                            (8,725)        (8,708)       (8,707)

Stockholders' equity at end of the year             $112,750       $100,128      $110,385

( ) Denotes deduction.

See accompanying notes to consolidated financial statements.





                               -6-

                  Wolverine World Wide, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                January 1, 1994


Note A - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated. The investment in a 35%-owned foreign affiliate is carried on the equity basis.

Fiscal Year End

The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week years ended January 1, 1994 and December 28, 1991, and the 53-week year ended January 2, 1993.

Revenue Recognition

Revenue is recognized on the sale of Company products when the related goods have been shipped and legal title has passed to the customer.

Cash Equivalents

All short-term investments with a maturity of less than three months when purchased are considered cash equivalents for purposes of the consolidated statement of cash flows. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all manufacturing inventories (see Note B). Inventories of the Company's retail operations are valued using the retail method.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals and betterments. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.




                               -7-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note A - Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes is based on the earnings or loss reported in the financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense (credit) is measured by the change in the deferred income tax asset or liability during the year.

Earnings Per Share

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each year and, for fiscal 1993, the assumed exercise of dilutive stock options. Stock options are not included in the computation of earnings per share in prior years since they were not materially dilutive. Fully diluted earnings per share for fiscal 1993 also includes the effect of converting subordinated notes into common stock. Fully diluted earnings per share are not presented for prior years since the effect of exercising stock options and converting subordinated notes was not material.

Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standard No. 107, consist of cash and cash equivalents, notes receivable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates the carrying amounts at January 1, 1994, except for certain long-term debt arrangements as discussed in Note E.

Reclassifications

Certain amounts in 1992 and 1991 have been reclassified to conform with the presentation used in 1993.

Note B - Inventories

Inventories in the amount of $47,686,000 at January 1, 1994 and $38,950,000 at January 2, 1993 have been valued using the LIFO method. If the FIFO method had been used, the amounts would have been $19,903,000 and $20,082,000 higher than reported at January 1, 1994 and January 2, 1993, respectively.

Reductions in certain inventory quantities during 1991 resulted in the liquidation of LIFO inventory layers carried at costs prevailing in prior


                               -8-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


years that were lower than current costs. The effect of these reductions was to increase 1991 earnings from continuing operations before income taxes by $1,080,000 and net earnings by $702,000 ($.11 per share). There were no similar liquidations of LIFO inventories in 1993 or 1992.


Note C - Discontinued Operations

At the end of the third quarter of fiscal 1992, the Company announced its intent to dispose of its Brooks athletic footwear and sports apparel business. The Brooks business consisted of sales and distribution operations in the United States, France, Germany and the United Kingdom, sourcing activities, primarily in the Far East, and worldwide licensing of the rights to the brand name. The Brooks distributors in Europe were 33%- owned equity investees from April 3, 1990 until July 1, 1991 when the remaining equity interests were acquired.

During 1993, the Company sold the Brooks businesses in separate transactions in exchange for cash and notes totaling approximately $24 million. Notes receivable of $7,700,000 were outstanding at January 1, 1994 and are collateralized by substantially all of the assets sold. The noncurrent portion of the notes receivable representing payments of $2,300,000, $4,324,000, and $361,000, due in 1995, 1996 and 1997,
respectively, are included in other assets.

The results of these businesses, which are classified separately as discontinued operations in the accompanying consolidated statements of operations, are summarized as follows:

                                                  1992         1991
                                                  (Thousands of Dollars)
Net sales                                         $39,819      $32,696

Loss from operations before income taxes          $(6,711)     $(1,152)
Income taxes (credit)                              (1,235)          20

Loss from operations                              $(5,476)     $(1,172)

The above results for 1992 are through the third quarter when the decision was made to dispose of the Brooks business. Operating results of discontinued operations for 1992 and 1991 include allocations of overhead and interest expense. Overhead expense of $370,000 and $556,000, respectively, was allocated based upon a determination of those costs which were not expected to be incurred by continuing operations. Interest


                               -9-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


expense of $2,268,000 and $1,442,000, respectively, was allocated based on debt incurred to finance the discontinued operations since acquisition.

The Company also made charges of $16,300,000 ($9,335,000 after income taxes) during fiscal 1992 to provide for estimated losses on the disposal of the Brooks businesses including anticipated operating losses from the end of the third quarter to the expected dates of sale.


Note D - Notes Payable to Banks

Notes payable to banks at January 1, 1994 consist primarily of unsecured short-term borrowings of the Company's Canadian subsidiary. The notes bear interest at Canadian prime (5.5% at January 1, 1994) plus 2%. Notes payable to banks in 1992 also included unsecured short-term borrowings of the Company's Brooks Europe subsidiaries which were substantially repaid in 1993 in connection with the disposal of the Brooks business.

The Company also has $41,000,000 of short-term borrowing and commercial letter-of-credit facilities. There were no outstanding borrowings at the end of fiscal 1993; however, outstanding letters-of-credit amounted to approximately $13,400,000.

Note E - Long-Term Debt

Long-term debt consists of the following obligations at the end of fiscal 1993 and 1992:

                                                  1992         1991
                                                  (Thousands of Dollars)
10.4% senior notes to insurance companies         $21,429      $25,714
Revolving credit obligations                       25,000       18,000
Subordinated convertible notes                      2,500        2,500
Other                                                 716        2,208
                                                   49,645       48,422
Less current maturities                             4,732        5,766

                                                  $44,913      $42,656

The 10.4% senior notes to insurance companies were issued on September 1, 1988. The note agreement requires equal annual principal payments of $4,286,000 on August 15, 1994 through 1998.




                               -10-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note E - Long-Term Debt (continued)

The revolving credit agreement allows for borrowings of up to the lesser of $50,000,000 or amounts determined in accordance with certain asset-based debt limitation formulas. The agreement also requires the outstanding balance to be no more than $30,000,000 during the period December 1 through May 31 each year. Interest is payable at variable rates based on both LIBOR and prime (6% at January 1, 1994). The agreement expires on June 30, 1995, but can be renewed with the mutual consent of the Company and the participating lenders. As of January 1, 1994, the available unused credit under the agreement was $5,000,000. Maximum borrowings under the agreement during 1993 and 1992 were $46,000,000 and $45,000,000, respectively.

The subordinated convertible notes are payable in two installments of $1,250,000 each in 1995 and 1996 with interest payable semiannually at 6.5%. The notes are subordinated to all insurance company and bank debt and are convertible into common stock at a price of $12.50 per share at any time prior to maturity.

The revolving credit and insurance company loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of working capital and tangible net worth. The agreements also impose restrictions on the occurrence of additional debt, sale and merger transactions, acquisition by the Company of its common stock and the payment of dividends. At January 1, 1994, retained earnings of $2,873,000 are available for dividends or other restricted payments under the most restrictive of these provisions.

Principal maturities of long-term debt during the four years subsequent to 1994 are as follows: 1995--$30,705,000; 1996--$5,586,000; 1997--$4,336,000;
1998--$4,286,000.

The carrying value of the Company's long-term debt approximates fair market value except for the 10.4% senior notes and the convertible notes. The fair market value of the senior notes is estimated to be $24,300,000. This was determined using discounted cash flow analysis and the Company's incremental borrowing rate for similar financing arrangements. The fair market value of the subordinated convertible notes is $6,000,000 based on the quoted market price of the Company's common stock at January 1, 1994.


Note F - Leases

The Company leases machinery, transportation equipment and certain warehouse and retail store space under agreements which expire at various dates through 2002. At January 1, 1994, minimum rental payments due under all noncancelable leases are as follows (thousands of dollars):


                               -11-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note F -  Leases (continued)

            1994                                   $ 3,364
            1995                                     2,958
            1996                                     2,295
            1997                                     1,731
            1998                                       868
            Thereafter                                 185
            Total minimum lease payments           $11,401

Rental expense under all operating leases is summarized as follows:

                                         1993       1992          1991
                                             (Thousands of Dollars)
Minimum rentals                          $5,210     $5,441        $5,546
Contingent rentals                        1,138      1,098         1,233

                                         $6,348     $6,539        $6,779

Contingent rentals are based on retail store sales volume or usage of equipment.

Note G - Capital Stock

The Company's authorized capital includes 2,000,000 shares of preferred stock with a par value of $1 per share. No preferred stock has been issued; however, the Company has designated 880,000 shares of preferred stock as Series A junior participating preferred stock for possible future issuance under the Company's stock rights plan described below. Each share of Series A junior preferred stock will have 100 votes upon issuance and a preferential quarterly dividend equal to the greater of $6.00 per share or 100 times the dividend declared on the Company's common stock.

The Company's stock rights plan is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under its terms, each stockholder received one right for each share of common stock owned. The rights will trade separately from common stock and will become exercisable only upon the occurrence of certain triggering events, including a person, group or company acquiring 15% or more of the Company's outstanding common stock, tendering for a 15% or greater interest in the Company, or acquiring 10% or more of the outstanding common stock and being determined by the Company's Board of Directors to be an adverse person, as defined.

                               -12-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note G - Capital Stock (continued)

Each right, when exercisable, will entitle the holder to purchase one one-hundredth of a share of Series A junior participating preferred stock for $40. Alternatively, in the event the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, rights holders, other than the party to the merger, will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by a 15% stockholder or the activities of an adverse person. The Company may redeem the rights for $.01 each at any time prior to fifteen days after a triggering event. Unless redeemed earlier, all rights will expire on May 8, 1997.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Under the plans, which were adopted in 1979, 1988 and 1993, options are exercisable in equal annual installments of 25% over three years beginning on the date the options are granted. All unexercised options under the 1988 and 1993 plans are available for future grants upon their cancellation. The 1979 plan expired during 1989 and no additional options are available for future grants under this plan.

A summary of the transactions under the plans follows:

                                        Number of
                                        Shares Under
                                        Options        Option Price
Outstanding at December 29, 1990        413,625        $ 8.75 to $13.31
Granted in 1991                         142,500          9.38 to 10.00
Exercised                                (7,853)         8.75 to 10.00
Canceled                                (21,270)         8.75 to 11.56
Outstanding at December 28, 1991        527,002          8.75 to 13.31
Granted in 1992                         116,150         10.00 to 11.63
Exercised                              (108,295)         8.75 to 11.63
Canceled                                (62,575)         8.75 to 11.63
Outstanding at January 2, 1993          472,282          8.75 to 13.31
Granted in 1993                          97,900         17.31 to 30.88
Exercised                              (134,883)         8.75 to 18.00
Canceled                                   (825)         8.75 to 10.00

Outstanding at January 1, 1994          434,474          8.75 to 30.88
Exercisable at January 1, 1994          292,178        $ 8.75 to $30.88

Available for future grants:
    At January 1, 1994                  311,316
    At January 2, 1993                   73,875

                               -13-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note G - Capital Stock (continued)

A provision in the 1993 stock incentive plan allows the Company to make stock awards to officers and key employees as consideration for future services. The intent of this provision is to provide a continuation of the provisions of the executive incentive stock purchase plan adopted in 1984 and expiring on December 31, 1994, which awarded rights to purchase shares of the Company's common stock at a nominal price of $1.00 per share.
Common stock acquired under the provisions of either plan is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. During 1993, 15,484 shares were issued under provisions of the current plan and 4,716 shares were issued under the predecessor plan. Rights to purchase 19,700 and 26,500 shares of common stock under the 1984 plan for $1.00 per share were granted in 1992 and 1991, respectively, and rights to 2,913 and 3,375 shares were canceled in 1992 and 1991. The maximum of 150,000 shares have been granted under the 1984 plan. Additional shares may be awarded under the 1993 stock incentive plan. Such awards will reduce the number of shares effected above as available for grant under the stock option provisions of the plan.

Note H - Retirement Plans

The Company has noncontributory, defined benefit pension plans covering a majority of domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employee's years of service and final average earnings (as defined), while the other plans provide benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary, if any, to maintain the plans on a sound actuarial basis.

The Company also has individual deferred compensation agreements with certain key employees which entitles them to receive payments from the Company for a period of fifteen to eighteen years following retirement. Under the terms of the individual contracts, the employees are eligible for reduced benefits upon early retirement generally at age 58. Prior to 1992, the Company's policy was to recognize the deferred compensation cost over the expected employment period of the individual employees.

In addition, the Company sponsors a noncontributory defined benefit plan that provides postretirement life insurance benefits to full-time employees who have worked ten or more consecutive years and attained age 60 while employed by the Company. Prior to 1992, the Company's policy was to recognize expense when claims were paid.

The Company does not provide postretirement medical benefits.


                               -14-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note H - Retirement Plans (continued)

The Company also has a defined contribution plan covering substantially all employees which provides for Company contributions based on the Company's earnings. Contributions to the plan were $760,000 in 1993, $69,000 in 1992 and $267,000 in 1991.

The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992. SFAS No. 106 requires the estimated cost of life insurance benefits and deferred compensation contracts to be recognized over the period of employment to the date that employees are fully eligible to receive future benefits.

The cumulative prior year effect of adopting SFAS No. 106 was recorded in fiscal 1992 and amounted to $2,400,000 ($1,550,000 after related deferred income taxes). If the revised accounting principle had been applied retroactively, net earnings for fiscal 1991 would not have changed significantly.

The following summarizes the status of the Company's pension assets and related obligations:

                                                                 September 30
                                                              1992           1991
                                                           (Thousands of Dollars)
Pension assets at fair value                               $72,865          $54,403

Actuarial present value of accumulated plan benefits:
  Vested                                                    36,223           31,419
  Nonvested                                                  1,969            1,215
                                                            38,192           32,634

Effect of estimated future increases in compensation         6,793            5,481
Projected benefit obligation for service rendered
  to date                                                   44,985           38,115

Excess pension assets                                      $27,880          $16,288

Components of excess pension assets:
  Prepaid pension costs recognized in the Company's
     balance sheet in other assets                         $ 4,879          $ 4,338
  Unrecognized amounts, net of amortization:
     Transition asset                                        5,634            6,567
     Prior service costs                                    (2,348)          (2,234)
     Experience gains                                       19,715            7,617
                                                           $27,880          $16,288

                               -15-
                 Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note H - Retirement Plans (continued)

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4% in 1993 and 8.5% and 5% in 1992. These assumption changes increased the projected benefit obligation at September 30, 1993 by approximately $3,300,000.

At September 30, 1993, plan assets were invested in listed equity securities (69%), fixed income funds (20%), guaranteed investment contracts (6%) and short-term investments (5%). Equity securities at September 30, 1993 include 200,200 shares of the Company's common stock with a fair value of $5,756,000.

The following is a summary of the pension income recognized by the Company:

                                                   1993           1992          1991
                                                           (Thousands of Dollars)
Service cost pertaining to benefits earned
  during the year                                  $ (1,398)      $ (1,258)     $ (1,188)
Interest cost on projected benefit
  obligation                                         (3,247)        (3,052)       (2,723)
Actual net investment income                         20,354          5,638        11,614
Amortization of net transition asset                    933            933           933
Amortization of prior service cost from
  plan amendments and net experience gains             (284)          (267)         (113)
Deferral of actual net investment income
  in excess of expected                             (15,855)        (1,418)       (7,559)

Net pension income                                 $    503       $    576       $   964

The expected long-term return on plan assets was 9.0% in 1993 and 1992, and 9.5% in 1991.

The Company's accumulated postretirement life insurance benefit obligation is as follows:

                                                   1992           1991
                                                  (Thousands of Dollars)
Retirees                                           $ 731          $ 576
Active plan participants                             202            224
Accumulated postretirement benefit obligation        933            800
Unrecognized experience losses                      (151)
Amount accrued in other liabilities                $ 782          $ 800

                               -16-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note H - Retirement Plans (continued)

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1993 and 8.5% in 1992. The Company's expense for postretirement life insurance benefits was $70,000 in 1993 and $50,000 in 1992 and 1991.

Note I - Income Taxes

Effective the beginning of fiscal 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The new standard requires that an asset and liability approach be applied in accounting for income taxes and provides revised criteria for the recognition of deferred tax assets. As permitted under the new rules, prior years financial statements were not restated. The cumulative prior year effect of adopting SFAS No. 109 was recorded in fiscal 1992 and decreased the net loss by $800,000.

The provisions (credit) for income taxes consists of the following:

                                                   1993           1992          1991
                                                          (Thousands of Dollars)
Currently payable (refundable):
  Federal                                          $  (310)       $(1,429)      $ 1,729
  State and foreign                                  1,451          1,376         1,253
Deferred (credit)                                    3,299          1,911        (1,715)
                                                   $ 4,440        $ 1,858       $ 1,267

A reconciliation of the Company's total income tax expense (benefit) and the amount computed by applying the statutory federal tax rate of 35% (34% for fiscal 1992 and 1991) to earnings from continuing operations before income taxes is as follows:

                                                   1993           1992          1991
                                                            (Thousands of Dollars)
Income taxes at statutory rate                     $ 5,576        $2,203        $1,934
State income and foreign taxes, net of federal
  tax reduction                                        340            65           301
Nontaxable earnings of Puerto Rican
  subsidiaries and foreign affiliates               (1,202)         (292)          (82)
Gain on sale of foreign affiliate                                                  690
Utilization of foreign tax credit carryovers                                      (896)
Investment tax and other credits utilized                                         (241)
Other                                                 (274)         (118)         (439)
                                                   $ 4,440        $1,858        $1,267

                               -17-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note I - Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities as of the end of fiscal 1993 and 1992 are as follows:


                                                                  1992                     1991
                                                                       (Thousands of Dollars)
Deferred tax assets:
  Accounts receivable and inventory
     valuation allowances                                         $  3,861            $  3,122
  Deferred compensation accruals                                     2,841               2,287
  Restructuring and litigation accruals                              1,416               1,641
  Provision for losses on disposal of discontinued operations          454               5,675
  Credit carryforwards                                               1,038
  Other                                                              4,349               4,021
                                                                    13,959              16,746
  Valuation allowance (deduct)                                      (1,000)             (1,000)
Total deferred tax assets                                           12,959              15,746

Deferred tax liabilities:
  Excess tax depreciation                                            2,773               2,826
  Prepaid pension costs                                              1,766               1,495
  Unremitted earnings of Puerto Rican subsidiary                       705                 485
  Other                                                                532                 458
Total deferred tax liabilities                                       5,776               5,264

Net deferred tax asset                                            $  7,183             $10,482

The valuation allowance has been provided to recognize the uncertainty of realizing a portion of the deferred tax assets which are dependent upon future taxable income.

The Company has provided for substantially all taxes that would be payable if accumulated earnings of its Puerto Rico subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided because such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed are not significant.




                               -18-
                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

Note J - Restructuring

A restructuring charge of $2,700,000 in fiscal 1992 is included in other expense - net. The charge consisted principally of costs associated with a reduction in the corporate staff and the write-off of certain intangible and other assets. After related income taxes, the charge reduced 1992 earnings from continuing operations and net earnings by $1,730,000 ($.26 per share).

Note K - Litigation

On March 2, 1992, the Company settled lawsuits which were filed in 1989 and 1990 by Southwest Hide Company and First Security Bank of Utah under an agreement requiring the payment of cash and notes. To provide for the settlement, the Company recognized a charge of $7,500,000 in its 1991 financial statements which is included in other expenses - net. After related income taxes, the provision reduced 1991 earnings from continuing operations and net earnings by $6,100,000 ($.93 per share).

The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or results of operations.

Note L - Industry Information

The Company is principally engaged in the manufacture and sale of footwear, primarily casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. The Company is also the largest domestic tanner of pigskin which is used in a significant portion of shoes manufactured and sold by the Company, and is also sold to other domestic and foreign manufacturers of shoes and other products and to the Company's foreign trademark licensees. Royalty income is derived from licensing its trademarks to domestic and foreign licensees for use on non-footwear and footwear products. As part of its footwear business, the Company operates a number of domestic retail shoe stores that sell Company-manufactured products as well as footwear manufactured by unaffiliated companies. Foreign operations consist of factories in the Dominican Republic and Mexico which produce shoe uppers for Company operations in the United States and a 75%-owned subsidiary which manufactures and markets branded footwear in Canada. Export sales, foreign operations and related assets, excluding the discontinued Brooks European operations (see Note C), are not significant.

The Company markets its products primarily to customers in the retail sector. Although the Company closely monitors the credit worthiness of its customers and adjusts its credit policies and limits as needed, a substantial portion of its debtors' ability to discharge amounts owed is

                               -19-

                  Wolverine World Wide, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

dependent upon the retail economic environment. The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of consolidated net sales.

Note M - Quarterly Results of Operations (Unaudited)

The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16-week period for the fourth quarter. The fourth quarter of fiscal 1992 included 17 weeks.

The following tabulation presents the Company's unaudited quarterly results of operations for fiscal 1993 and 1992. Certain reclassifications have been made to the amounts originally reported in the Company's quarterly reports on Form 10-Q to conform with the presentation used in the annual financial statements.

                                                                Fiscal 1993
                                          First             Second          Third         Fourth
                                          Quarter           Quarter         Quarter       Quarter
                                           (Thousands of Dollars, Except Per Share Data)
Net sales and other operating income      $65,859           $65,902         $81,314       $120,068
Gross margin                               18,799            19,956          22,192         39,081

Net earnings                              $   700           $ 1,084         $ 2,048       $  7,660

Net earnings per share:
  Primary                                 $   .10           $   .17         $   .30       $   1.08

  Fully diluted                           $   .10           $   .15         $   .29       $   1.05

                                                                     Fiscal 1992
                                              First             Second          Third         Fourth
                                              Quarter           Quarter         Quarter       Quarter
                                                (Thousands of Dollars, Except Per Share Data)
Net sales and other operating income          $53,681           $60,104         $73,051       $106,300
Gross margin                                   16,403            17,809          20,871         33,572

Earnings (loss) from continuing operations       (202)             (472)         (1,062)         6,356
Loss from discontinued operations                (337)           (1,262)         (6,285)        (6,927)
Cumulative effect of changes in
  accounting principles                          (750)

Net loss                                      $(1,289)          $(1,734)        $(7,347)         ($571)

                               -20-
                          Wolverine World Wide, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements (continued)

Note M - Quarterly Results of Operations (Unaudited) (continued)

                                                            Fiscal 1992
                                          First             Second          Third         Fourth
                                          Quarter           Quarter         Quarter       Quarter
                                            (Thousands of Dollars, Except Per Share Data)
Primary earnings (loss) per share:
  Continuing operations                   $  (.03)          $  (.07)        $  (.16)      $    .96
  Discontinued operations                    (.06)             (.19)           (.95)         (1.04)
  Cumulative effect of changes
     in accounting principles                (.11)

  Net loss                                $  (.20)          $  (.26)        $ (1.11)      $   (.08)

Adjustments recorded in the fourth quarter of fiscal 1993 and 1992 relating principally to inventories increased net earnings by $1,910,000 ($0.27 per share) in 1993 and earnings from continuing operations in 1992 by $1,030,000 ($0.16 per share). In addition, an after tax provision of $6,900,000 ($1.04 per share) related to discontinued operations was recorded in the fourth quarter of 1992 (see Note C).



























                               -21-

                         Report of Independent Auditors


The Board of Directors
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 1, 1994 and January 2, 1993, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended January 1, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 1, 1994 and January 2, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                   Ernst & Young


Grand Rapids, Michigan
February 14, 1994


































                                   APPENDIX B
































    Schedule II--Amounts Receivable from Related Parties and Underwriters, Promoters and Other Employees Other than Related Parties

                  Wolverine World Wide, Inc. and Subsidiaries

                       Fiscal year ended January 1, 1994


Column A                  Column B      Column C          Column D                    Column E
                                                         Deductions             Balance at End of Period
                          Balance at                (1)           (2)
                          Beginning of              Amounts       Amounts       (1)          (2)
Name of Debtor            Period        Additions   Collected     Written Off   Current      Not Current
Geoffrey B. Bloom(A)      $210,930                  $105,465                                 $105,465
Thomas D. Gleason(B)       106,813                                                            106,813

(A)  The note receivable from Mr. Bloom bears interest at 7.83% and is due in installments from 1997 through 2004.

(B)  The notes receivable from Mr. Gleason bear interest at rates ranging from 7.33% to 7.72% and are due in installments from
     1994 to 2004.





























                               -1-
Schedule VIII--Valuation and Qualifying Accounts from Continuing Operations
              Wolverine World Wide, Inc. and Subsidiaries


Column A                                Column B                Column C                   Column D          Column E
                                                               Additions
                                                       (1)              (2)
                                        Balance at     Charged to       Charged to
                                        Beginning      Costs and        Other Accounts--   Deductions--      Balance at
Description                             of Period      Expenses         Describe           Describe          End of Period
Fiscal year ended January 1, 1994
Deducted from asset
accounts:
  Allowance for doubtful
  accounts                              $2,454,000     $2,208,000                          $1,521,000(A)     $3,141,000
  Allowance for cash
  discounts                                262,000      1,770,000                           1,762,000(B)        270,000
                                        $2,716,000     $3,978,000                          $3,283,000        $3,411,000
Fiscal year ended January 2, 1993
Deducted from asset
accounts:
  Allowance for doubtful
  accounts                              $2,454,000     $1,615,000                          $1,615,000(A)     $2,454,000
  Allowance for cash
  discounts                                396,000      1,636,000                           1,770,000(B)        262,000
                                        $2,850,000     $3,251,000                          $3,385,000        $2,716,000
Fiscal year ended December 28, 1991
Deducted from asset
accounts:
  Allowance for doubtful
  accounts                              $2,732,000     $1,965,000                          $2,243,000(A)     $2,454,000
  Allowance for cash
  discounts                                347,000      1,758,000                           1,709,000(B)        396,000
                                        $3,079,000     $3,723,000                          $3,952,000        $2,850,000

(A)  Accounts charged off, net of recoveries.

(B)  Discounts given to customers










                               -2-
Schedule IX--Short-Term Borrowings of Continuing Operations
       Wolverine World Wide, Inc. and Subsidiaries

 Column A                                Column B        Column C         Column D         Column E          Column F
                                                                          Maximum          Average           Weighted
                                                                          Amount           Amount            Average
                                                         Weighted         Outstanding      Outstanding       Interest Rate
Category of Aggregate                    Balance at      Average          During the       During the        During the
Short-Term Borrowings                    End of Period   Interest Rate    Period           Period(B)         Period(C)
Fiscal year ended January 1, 1994
Foreign notes payable
  to banks(A)                            $1,948,000       7.5%            $16,377,000      $ 7,250,000        8.48%

Fiscal year ended January 2, 1993
Notes payable to banks(A):
   Domestic                                       0                         8,000,000          827,000        6.53
   Foreign                               16,377,000       9.3              20,799,000       14,613,000       10.78

Fiscal year ended December 28, 1991
Foreign notes payable
   to banks(A)                           10,300,000      10.5              10,300,000        3,817,000       10.04

(A) Notes payable to banks represent borrowings under various short-term line-of-credit arrangements.

(B) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the fiscal year.

(C) The weighted average interest rate during the period was computed by dividing the actual interest expense, excluding commitment fees, by average short-term debt outstanding during the period.




















                               -3-
   Schedule X--Supplementary Income Statement Information
                of Continuing Operations

       Wolverine World Wide, Inc. and Subsidiaries

 Column A                                                                  Column B
 Item                                                        Charged to Costs and Expenses

                                                                       Fiscal year ended
                                                       January 1,           January 2,           December 28,
                                                       1994                 1993                 1991
Maintenance and repairs                                $ 3,579,000          $ 3,437,000          $ 3,409,000
Advertising costs                                       13,725,000           12,886,000           11,972,000

Amounts for amortization of intangible assets, taxes other than payroll and income taxes and royalties are not presented, as such amounts are less than one percent of total net sales and other operating income in each of the three fiscal years.
































                               -4-

                                                 Commission File No. 1-6024



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549














                                      EXHIBITS
                                         TO
                                     FORM 10-K



                                 For the Fiscal Year
                                   January 1, 1994











                              Wolverine World Wide, Inc.
                                9341 Courtland Drive
                               Rockford, Michigan 49351













                                 EXHIBIT INDEX

Exhibit
Number
 3(a) Articles of Incorporation, as amended. Incorporated by reference from Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

 3(b)     Amended and Restated Bylaws.

 4(a)     The Articles of Incorporation.  See Exhibit 3(a) above.

 4(b) Preferred Stock Purchase Rights. Incorporated by reference from Amendment No. 1 to the Form 8-A filed with the Securities Exchange Commission on November 13, 1990.

 4(c)     Credit Agreement dated as of March 11, 1993 with NBD Bank,
          N.A. as Agent. Incorporated by reference from Exhibit 4(c) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 4(d) Note Purchase Agreement dated as of August 29, 1988 relating to 10.40% Senior Notes. Incorporated by reference from
          Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 4(e)     First, Second, Third and Fourth Amendments to Note Purchase
          Agreement. Incorporated by reference from Exhibit 4(e) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 4(f) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in exhibit 4(d) above. The amount of none of these classes of debt outstanding on March 1, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10(a) Stock Option Plan of 1979, and amendment. Incorporated by reference from Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.*

10(b)     1993 Stock Incentive Plan.*

10(c)     1988 Stock Option Plan.*  Incorporated by reference from the
          Company's registration statement on Form S-8, filed July 21,
          1988, Registration No. 33-23196.


                               -1-
10(d)     Amended and Restated Directors Stock Option Plan.*

10(e) Agreement dated as of July 24, 1992, between the Registrant and Thomas D. Gleason.* Incorporated by reference from
          Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. The Company also incorporates by reference the description of Mr. Gleason's agreement under the caption "Employment Agreements, Termination Agreements and Change of Control Arrangements" contained in the definitive Proxy Statement of the Company dated March 22, 1994.

10(f) Employment Agreement dated April 27, 1993, between the Registrant and Geoffrey B. Bloom.*

10(g)     Executive Short-Term Incentive Plan for 1994.*

10(h)     Management Short-Term Incentive Plan for 1994.*

10(i)     Stock Option Loan Program.*  Incorporated by reference from
          Exhibit 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(j)     Deferred Compensation Agreements with Disability Benefits.*
          The form of agreement is incorporated by reference from
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(j).

10(k)     Deferred Compensation Agreements without Disability Benefits.*
          The form of agreement is incorporated by reference from Exhibit
          10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(k).

10(l)     Executive Long-Term Incentive (Three Year) Plans for the years
          1991 to 1993 and 1992 to 1994.*  Incorporated by reference from
          Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10(m) Executive Long-Term Incentive (Three Year) Plan for the three year period 1993-1995.* Incorporated by reference from Exhibit
          10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10(n) Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.*

10(o)     Termination of Employment and Change of Control Agreements.*
          The form of agreement is incorporated by reference from Exhibit
          10(m) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit 10(o).
                          -2-
10(p) Indemnification Agreements.* The form of agreement is incorporated by reference from Exhibit 10(n) of the Company's
          Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule is attached as Exhibit
          10(p).

10(q) Supplemental Retirement Benefits.* Incorporated by reference from Exhibit 10(l) of the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1988.

10(r)     Benefit Trust Agreement dated May 19, 1987, and Amendments
          Number 1, 2 and 3 thereto.*  Incorporated by reference from
          Exhibit 10(p) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

10(s)     Supplemental Director's Fee Arrangement dated April 27,
          1993, between the Company and Phillip D. Matthews.*

10(t) Retirement Agreement effective December 31, 1993, between the Company and Peter D. Panter.*

10(u)     1984 Executive Stock Incentive Purchase Plan, and amendment.*
          Incorporated by reference form Exhibit 10(b) of the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          2, 1988.

10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Incorporated by reference from Exhibit No. 2 from the Company's Form 8-K filed February
          1, 1993.

10(w)     Agreements relating to the sale of the assets of the three
          European Subsidiaries associated with the Brooks Business.
          Incorporated by reference from Exhibits 2(a), 2(b) and 2(c) from the Company's Form 8-K filed July 8, 1993.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney

___________________________

*Management contract or compensatory plan or arrangement.





                               -3-