Form 10-Q
period 1994-03-26
WOLVERINE WORLD WIDE INC /DE/
filed 1994-05-10
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the first twelve week accounting period ended March 26, 1994

                                          OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to _________

                            Commission File Number 1-6024

                               WOLVERINE WORLD WIDE, INC.
                (Exact Name of Registrant as Specified in its Charter)

               Delaware                                    38-1185150
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
     of Incorporation or Organization)


                       9341 Courtland Drive, Rockford, Michigan   49351
                       (Address of Principal Executive Offices)  (Zip Code)

                                    (616) 866-5500
                 (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   x        No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

          There were 11,233,501 shares of Common Stock, $1 par value, outstanding as of May 5, 1994 of which 681,780 shares are held as Treasury Stock.
                            PART I. FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                            WOLVERINE WORLD WIDE, INC. AND
                                     SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Thousands of dollars)

                                      March 26,     Jan.  1,    March 27,
                                         1994        1994          1993
                                     (Unaudited)   (Audited)   (Unaudited)
     ASSETS


     CURRENT ASSETS
     Cash                              $  3,160     $  3,730     $  2,887
     Accounts receivable, less
        allowances (March 26, 1994 -
        $3,242; Jan. 1, 1994 -
        $3,411; March 27, 1993 -
        $2,449)                          55,145       62,362       52,585
     Inventories:
        Finished products                53,196       39,169       44,369
        Raw materials and work in
          process                        31,131       31,387       27,711
                                         84,327       70,556       72,080
     Other current assets                12,247       12,864       25,033

        TOTAL CURRENT ASSETS            154,879      149,512      152,585

     PROPERTY, PLANT & EQUIPMENT
        Gross assets                     92,619       90,608       87,211
        Allowances for depreciation     (60,101)     (58,985)     (56,906)
                                         32,518       31,623       30,305

     OTHER ASSETS                        26,322       24,581       24,215


     TOTAL ASSETS                      $213,719     $205,716     $207,105

                              WOLVERINE WORLD WIDE, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
                                (Thousands of dollars)
                                          March 26,    Jan. 1,        March 27,
                                             1994        1994           1993
                                         (Unaudited)  (Audited)     (Unaudited)
     LIABILITIES AND
     STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Notes payable to banks              $  1,980     $  1,948      $ 12,078
        Accounts payable and other
          accrued liabilities                 36,293       31,626        31,103
        Current maturities of
          long-term debt                       4,720        4,732         4,461

        TOTAL CURRENT LIABILITIES             42,993       38,306        47,642

     LONG-TERM DEBT (less current
        maturities)                           44,663       44,913        49,656

     OTHER NONCURRENT LIABILITIES              9,772        9,747         8,916

     STOCKHOLDERS' EQUITY
        Common Stock - par value $1,
          authorized 25,000,000 shares;
          shares issued (including
          shares in treasury)(post-split):
            March 26, 1994 - 11,225,134
            Jan. 1, 1994   - 11,042,129
            March 27, 1993 - 10,862,801       11,225        7,622         7,502
        Additional paid-in-capital            24,478       26,469        24,734
        Retained earnings                     87,855       86,986        77,012
        Accumulated translation
          adjustments                            341          398           351
        Cost of shares in treasury;
            March 26, 1994 - 681,778
            Jan. 1, 1994   - 781,778
            March 27, 1993 - 781,252          (7,608)      (8,725)       (8,708)
     TOTAL STOCKHOLDERS' EQUITY              116,291      112,750       100,891

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $213,719     $205,716      $207,105

     See notes to consolidated condensed financial statements.

                              WOLVERINE WORLD WIDE, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF OPERATIONS

                    (Thousands of dollars, except per share data)
                                     (Unaudited)
                                                      Twelve Weeks Ended
                                                  March 26,         March 27,
                                                    1994               1993

     Net sales and other operating income         $ 68,537         $ 65,859

     Cost of products sold                          46,733           46,668

       Gross Profit                                 21,804           19,191

     Selling and administrative expenses            19,010           17,134
       Operating Profit                              2,794            2,057

     Other expenses (income):
       Interest expense                                808            1,014
       Interest income                                 (75)            (238)
       Other - net                                     162              242
                                                       895            1,018
     Earnings before income taxes                    1,899            1,039

     Income taxes                                      608              339

     NET EARNINGS                                 $  1,291         $    700

     Earnings per share:
       Primary                                    $    .12         $    .07
       Fully diluted                              $    .12         $    .07
       Cash dividends per share                   $    .04         $    .03
     Shares used for earnings
       per share computation:
       Primary                                   10,742,155       10,303,557
       Fully diluted                             11,018,385       10,694,926


     See notes to consolidated condensed financial statements.

                              WOLVERINE WORLD WIDE, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                (Thousands of dollars)
                                     (Unaudited)
                                                        Twelve Weeks Ended
                                                    March 26,     March 27,
                                                      1994           1993
     OPERATING ACTIVITIES
        Net earnings                                   $ 1,291       $   700
        Depreciation, amortization and other non-
          cash items                                       708         1,177
        Changes in operating assets and liabilities:
          Accounts receivable                            7,217        (1,075)
          Inventories                                  (13,771)       (7,816)
          Other current assets                             617         4,546
          Accounts payable and other accrued
            liabilities                                  4,667           890

        CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                               729        (1,578)

     FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt         8,000         7,000
        Payments of long-term debt                      (7,012)       (1,305)
        Payments of short-term borrowings                  ---        (4,299)
        Cash dividends                                    (422)         (269)
        Proceeds from shares issued under
          employee stock plans                           1,478           331
        Other                                               32           ---

        CASH PROVIDED BY FINANCING ACTIVITIES            2,076         1,458

     INVESTING ACTIVITIES
        Additions to property, plant and equipment      (2,011)         (949)
        Other                                           (1,364)        1,581

        CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                    (3,375)          632

        INCREASE (DECREASE) IN CASH                       (570)          512

     Cash at beginning of period                         3,730         2,375

          CASH AT END OF PERIOD                        $ 3,160       $ 2,887

     (  ) - Denotes reduction in cash.
     See notes to consolidated condensed financial statements.

                     WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    March 26, 1994


     NOTE A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1994.

     NOTE B - Fluctuations

     The Company's sales are seasonal, particularly in its major product line, Hush Puppies (Registered) shoes, which has two major and two minor introductions of new styles per year. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

     NOTE C - Common Stock

     On March 10, 1994, the Company announced a 3-for-2 stock split on shares outstanding on March 21, 1994. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock split.

     NOTE D - Earnings Per Share

     Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock split described in Note C had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary earnings per share. Fully diluted earnings per share are presented reflecting the assumed exercise of stock options and conversion of subordinated notes into common stock.







                                         -6-
     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

     Results Of Operations - Comparisons Of First Quarter 1994 To First Quarter 1993

     First quarter net sales of $68.5 million for 1994 exceeded 1993 levels by $2.7 million, a 4.1% increase. Strength in the Wolverine Brand division accounted for $4.8 million of the sales increase with an additional increase of $2.0 million being generated by the Tru-Stitch Footwear division. Wolverine Brand Durashock products continue to be well accepted in the marketplace and strong export shipments and expanded product offerings of Tru-Stitch have favorably effected sales volumes. These increases were offset by lower shipments by the Hush Puppies Company and the Bates Uniform Group. Hush Puppies shipments were down during the quarter due to the changes in warehousing and customer service support systems.

     Gross margin as a percentage of net sales for the first quarter of 1994 was 31.8% versus the prior year level of 29.1%. Improved margins in the Wolverine Brand, Tru-Stitch and Global Operations Group were offset by reductions in the Hush Puppies Wholesale and Bates Divisions. The gross margin improvement reflects the strong performance of the manufacturing division and sourcing operations along with improved efficiencies at the Leather Division.

     Selling and administrative costs totaling $19.0 million were $1.9 million higher than the first quarter 1993 levels, a 10.9% increase. Selling costs and advertising associated with the increased Wolverine Brand volume accounted for $1.1 million of the change and $.4 million was a result of conversion costs in the Hush Puppies distribution systems.

     Interest expense of $0.8 million reflects a decrease over 1993 levels by $0.2 million, a 20.3% decrease.

     Net earnings of $1.3 million ($.12 per share-post split) for the twelve weeks ended March 26, 1994 compares favorably to earnings of $0.7 million ($.07 per share-post split) for the respective period of 1993, as a result of the factors noted above.

     Financial Condition, Liquidity and Capital Resources

     Accounts receivable of $55.1 million and inventories of $84.3 million reflect an increase over the end of the first quarter of 1993 by $2.6 million and $12.2 million respectively. These increases are generally related to sales volume increases; however, a portion of the increase in inventory was caused by changes in warehousing and customer service support systems and the remainder was due to product demands on the Wolverine Work and Outdoor Footwear Group and the related manufacturing facilities.

     Other current assets totaling $12.2 million reflect a $.6 million decrease from January 1, 1994 and a $12.8 million decrease from March 27, 1993. The

                                         -7-
     decreases primarily reflect the change in deferred income taxes and disposition of the assets related to operations discontinued in prior years.

     Total interest bearing debt of $51.4 million on March 26, 1994 compares to $51.6 million and $66.2 million at January 1, 1994, and March 27, 1993, respectively. The Company's cash flow from future earnings and present credit facilities are expected to be sufficient to meet the Company's normal operating requirements.

     The Company has an agreement in principle to refinance its senior notes at less than the current interest rate on the notes. The financing is expected to be completed during the third quarter of fiscal 1994.

     Dividends declared of $.04 per share of common stock represents a 50% increased payout over the prior quarter due to the stock split. The dividend is payable May 12, 1994, to stockholders of record on April 27, 1994.


                              PART II. OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K.

            (a) Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

     Exhibit
     Number                           Document

     4(a) The Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

     4(b) Preferred Stock Purchase Rights. Previously filed as an exhibit to Amendment No. 1 to the Company's Form 8-A filed with the Securities and Exchange Commission on November 13, 1990. Here incorporated by reference.

     4(c) Credit Agreement dated as of March 11, 1993 with NBD Bank, N.A. as Agent. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

     4(d) Note Purchase Agreement dated as of August 29, 1988, relating to 10.4% Senior Notes. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.




                                         -8-
     4(e) First, Second, Third and Fourth Amendments to Note Purchase Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

     4(f) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4(d) above. The amount of none of these classes of debt outstanding on June 19, 1993 exceeds 10% of the Registrant's total consolidated assets.
             The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

     10(a) Stock Option Plan of 1979 and amendment. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

     10(b) 1993 Stock Incentive Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(c) 1988 Stock Option Plan. Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

     10(d) Amended and Restated Directors Stock Option Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(e) Agreement dated July 24, 1992, between the Registrant and Thomas D. Gleason. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
             Here incorporated by reference. The Company also incorporates by reference the description of Mr. Gleason's agreement under the caption "Employment Agreements, Termination Agreements and Change of Control Arrangements" contained in the definitive Proxy Statement of the Company dated March 22, 1994.

     10(f) Employment Agreement dated April 27, 1993, between the Registrant and Geoffrey B. Bloom. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(g) Executive Short-Term Incentive Plan for 1994. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(h) Management Short-Term Incentive Plan for 1994. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.



                                         -9-
     10(i) Stock Option Loan Program. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

     10(j) Deferred Compensation Agreements with Disability Benefits. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(k) Deferred Compensation Agreements without Disability Benefits. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(l) Executive Long-Term Incentive (Three Year) Plans for the years 1991 to 1993 and 1992 to 1994. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

     10(m) Executive Long-Term Incentive (Three Year) Plan for the three year period 1993-1995. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(n) Executive Long-Term Incentive (Three Year) Plan for the three-year period 1994-1996. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(o) Termination of Employment and Change of Control Agreements. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(p) Indemnification Agreements. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant schedule was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(q) Supplemental Retirement Benefits. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

     10(r) Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2 and 3 thereto. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

     10(s) Supplemental Director's Fee Arrangement dated April 27, 1993, between the Company and Phillip D. Matthews. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(t) Retirement Agreement effective December 31, 1993, between the Company and Peter D. Panter. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

     10(u) 1984 Executive Incentive Stock Purchase Plan and amendment. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

     10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Previously filed as an exhibit to the Company's Form 8-K filed February 1, 1993. Here incorporated by reference.

     10(w) Agreements relating to the sale of the assets of the three European Subsidiaries associated with the Brooks Business. Previously filed as exhibits to the Company's Form 8-K filed July 8, 1993. Here incorporated by reference.

            (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter for which this report is filed.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WOLVERINE WORLD WIDE, INC.
                                     AND SUBSIDIARIES


     May 10, 1994                    /s/ Geoffrey B. Bloom
     Date                            Geoffrey B. Bloom
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory for Registrant)

     May 10, 1994                    /s/ Stephen L. Gulis, Jr.
     Date                            Stephen L. Gulis, Jr.
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Duly
                                     Authorized Signatory of Registrant)