Form 10-Q
period 1994-06-18
WOLVERINE WORLD WIDE INC /DE/
filed 1994-08-02
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the second twelve week accounting period ended June 18, 1994

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

                         Commission File Number 1-6024

                           WOLVERINE WORLD WIDE, INC.
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                           38-1185150
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer
               or Organization)                    Identification No.)


    9341 Courtland Drive, Rockford, Michigan                 49351
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

                 Yes       X                    No ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

         There were 11,246,614 shares of Common Stock, $1 par value, outstanding as of July 18, 1994, of which 681,817 shares are held as Treasury Stock.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of dollars)


                                    June 18,       Jan. 1,       June 19,
                                     1994            1994          1993
                                  (Unaudited)     (Audited)     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                            $  2,215       $  3,730       $  1,520
  Accounts receivable, less
    allowances (June 18, 1994 -
    $3,275; Jan. 1, 1994 - $3,411;
    June 19, 1993 - $3,290)         61,948         62,362         50,054
  Inventories:
    Finished products               58,922         39,169         53,922
    Raw materials and work
      in process                    30,936         31,387         31,807
                                    89,858         70,556         85,729
  Other current assets              12,374         12,864         19,339

    TOTAL CURRENT ASSETS           166,395        149,512        156,642

PROPERTY, PLANT & EQUIPMENT
  Gross assets                      94,335         90,608         88,519
  Allowances for depreciation      (60,759)       (58,985)       (57,641)
                                    33,576         31,623         30,878

OTHER ASSETS                        27,140         24,581         26,130







TOTAL ASSETS                      $227,111       $205,716       $213,650


See notes to consolidated condensed financial statements.

                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
                             (Thousands of dollars)

                                           June 18,      Jan. 1,       June 19,
                                             1994          1994          1993
                                          (Unaudited)   (Audited)    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                  $  5,225    $   1,948     $  4,660
    Accounts payable and other
      accrued liabilities                     38,358       31,626       33,309
    Current maturities of long-term
      debt                                     4,719        4,732        4,459

    TOTAL CURRENT LIABILITIES                 48,302       38,306       42,428

LONG-TERM DEBT (less current maturities)      50,644       44,913       59,654

OTHER NONCURRENT LIABILITIES                   9,828        9,747        8,992

STOCKHOLDERS' EQUITY
    Common Stock - par value $1, authorized
     25,000,000 shares; shares issued
     (including shares in treasury):
        June 18, 1994 - 11,240,126 shares
        Jan. 1, 1994 - 11,042,129 shares
        June 19, 1993 - 10,944,688 shares     11,240        7,622        7,557
    Additional paid-in-capital                24,561       26,469       25,501
    Retained earnings                         89,784       86,986       77,826
    Accumulated translation adjustments          361          398          400
    Cost of shares in treasury:
     June 18, 1994 - 681,817 shares
     Jan. 1, 1994 - 781,778 shares
     June 19, 1993 - 781,282 shares           (7,609)      (8,725)      (8,708)
    TOTAL STOCKHOLDERS' EQUITY               118,337      112,750      102,576

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                    $227,111     $205,716     $213,650


See notes to consolidated condensed financial statements.

                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF OPERATIONS
                 (Thousands of dollars, except per share data)
                                  (Unaudited)
                                       12 Weeks Ended        24 Weeks Ended
                                    June 18,    June 19,   June 18,    June 19,
                                      1994       1993        1994        1993
Net sales and other operating
  income                            $81,353     $65,902    $149,890    $131,761

Cost of products sold                56,120      45,946     102,853      93,006
Gross profit                         25,233      19,956      47,037      38,755

Selling and administrative expenses  20,281      17,138      39,291      33,880
Operating profit                      4,952       2,818       7,746       4,875

Other expenses (income):
  Interest expense                      949       1,435       1,757       2,504
  Interest income                      (121)       (224)       (196)       (522)
  Other - net                           619          55         781         302
                                      1,447       1,266       2,342       2,284

Earnings before income taxes          3,505       1,552       5,404       2,591

Income taxes                          1,121         468       1,729         807

NET EARNINGS                        $ 2,384     $ 1,084   $   3,675     $ 1,784

Earnings per share:
  Primary                           $   .22     $   .11   $     .34     $   .18
  Fully diluted                     $   .22     $   .11   $     .34     $   .18
  Cash dividends per share          $   .04     $   .04   $     .12     $   .12

Shares used for net earnings
  per share computation:
  Primary                        10,923,290  10,121,139  10,868,079  10,083,884
  Fully diluted                  11,023,290  10,163,406  11,039,507  10,163,406


See notes to consolidated condensed financial statements.

                          WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS

                             (Thousands of dollars)
                                  (Unaudited)
                                                      Twenty-Four Weeks Ended
                                                      June 18,       June 19,
                                                        1994           1993
OPERATING ACTIVITIES
    Net earnings                                      $ 3,675        $ 1,784
    Depreciation, amortization and other
      non cash items                                      489          2,376
    Changes in operating assets and liabilities:
      Accounts receivable                                 414          1,456
      Inventories                                     (19,302)       (21,465)
      Other current assets                                490         10,240
      Accounts payable and other accrued
        liabilities                                     6,732          3,096

      CASH USED IN OPERATING ACTIVITIES                (7,502)        (2,513)

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt           15,981         17,000
    Payments of long-term debt                         (9,013)        (1,309)
    Payments of short-term borrowings                  (1,111)       (11,717)
    Proceeds from short-term borrowings                 4,388            ---
    Cash dividends                                       (877)          (538)
    Proceeds from shares issued under employee
      stock plans                                       1,576          1,153

    CASH PROVIDED BY FINANCING ACTIVITIES              10,944          4,589

INVESTING ACTIVITIES
    Additions to property, plant and equipment         (3,727)        (2,866)
    Other                                              (1,230)           (65)

    CASH USED IN INVESTING ACTIVITIES                  (4,957)        (2,931)

    DECREASE IN CASH                                   (1,515)          (855)

Cash at beginning of year                               3,730          2,375

    CASH AT END OF SECOND QUARTER                     $ 2,215        $ 1,520

(  ) - Denotes reduction in cash.

See notes to consolidated condensed financial statements.

                                      -5-
                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 18, 1994

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

NOTE B - Fluctuations

The Company's sales are seasonal, particularly in its major product line, Hush Puppies shoes, which has two major and two minor introductions of new styles per year. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have traditionally followed a consistent pattern each year.

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








                                      -6-
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations - Comparisons of Second Quarter 1994 to Second
Quarter 1993

Second quarter 1994 net sales of $81.4 million exceeded 1993 second quarter net sales by $15.5 million (a 23.5% increase), and 1994 year-to-date sales of $149.9 million compares to $131.8 million recorded for the comparable period of 1993. Wolverine Footwear Group's shipments continued to be strong and Hush Puppies shipments significantly improved. These two divisions accounted for the increase in sales in the second quarter.

Gross margins of 31.0% for the second quarter of 1994 represented a 0.7% improvement over the same period of 1993. This result increased the 1994 year-to-date margin to 31.4%, which compares to a margin of 29.4% in 1993. The gross margin improvement was principally the result of increased manufacturing activity and efficiencies in substantially all divisions of the Company.

Selling and administrative expenses of $20.3 million (24.9% of net sales) in the second quarter of 1994 compares to $17.1 million (26.0% of net sales) for the comparable period of 1993. Selling costs and advertising expenses associated with the increased volume of the Wolverine Footwear Group and Hush Puppies accounted for $1.7 million of the increase. Increased costs in the Hush Puppies distribution system accounted for $0.4 million of the increase. Year-to-date selling and administrative expenses of $39.3 million (26.2% of net sales) is comparable to $33.9 million (25.7% of net sales) in 1993.

Interest expense for the second quarter of 1994 totaling $0.9 million represents a $0.5 million decrease from the second quarter of 1993. Total year-to-date interest expense of $1.8 million for 1994 compares to $2.5 million for the respective period of 1993, a 28.0% decrease.

The effective income tax rates on earnings from continuing operations increased in 1994 from 1993 levels in the second quarter (32.0% versus
30.2%) and on a year-to-date basis (32.0% versus 31.1%). The increases were caused by a higher proportion of taxable income in 1994. These rates are below the statutory rate of 34% reflecting the non-taxable net earnings of foreign subsidiaries.

Net earnings of $2.4 million ($.22 per share) for the twelve weeks ended June 18, 1994 compares favorably to earnings of $1.1 million ($.11 per share) for the respective period of 1993. Year-to-date earnings of $3.7 million ($.34 per share) compare with earnings of $1.8 million ($.18 per share) for the same period of 1993. Increased earnings are a result of the items noted above.





                                      -7-
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Condition, Liquidity and Capital Resources

As of June 18, 1994, accounts receivable of $61.9 million and inventories of $89.9 million reflect increases of $11.9 million and $4.1 million over the respective balances on June 19, 1993. The increases are generally related to sales increases and additional inventory required to meet future demand in both wholesaling and manufacturing operations.

Other current assets totaling $12.4 million reflect a $0.5 million decrease from January 1, 1994 and a $7.0 million decrease from June 19, 1993. The decreases primarily reflect the change in deferred income taxes and disposition of the assets related to discontinued operations in prior years.

Total interest bearing debt of $60.6 million on June 18, 1994 compares to $51.6 million and $68.8 million at January 1, 1994 and June 19, 1993, respectively. The increase in debt since January 1, 1994 reflects the seasonal working capital requirements of the Company. The cash flows from future earnings and present credit facilities are expected to be sufficient to meet the Company's normal operating requirements.

The Company has reached an agreement in principal to issue $30.0 million of senior debt with an interest rate of 7.8% to replace $21.4 million of existing 10.4% senior debt and to reduce balances outstanding under a revolving credit facility. Additionally, the long-term revolving debt scheduled to expire in June 1995 has been renegotiated to provide more favorable terms and conditions and has been extended through June 1998.

The dividend declared of $.04 per share of common stock represents a 50% increased payout over the prior year due to the stock split. The dividend is payable August 1, 1994 to stockholders of record on July 1, 1994.


                          PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities.

On April 21, 1994, the Company held its 1994 Annual Meeting of Stockholders.
At the meeting, the stockholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock from 15,000,000 shares of Common Stock, $1.00 par value per share ("Common Stock"), to 25,000,000 shares of Common Stock.

All of the additional shares resulting from the increase in the Company's authorized Common Stock are of the same class, with the same dividend, voting





                                      -8-
and liquidation rights, as the shares of Common Stock previously outstanding. The Company's authorized capital also includes 2,000,000 shares of preferred stock, none of which is currently outstanding.

The newly authorized shares are unreserved and available for issuance. No further stockholder authorization is required prior to the issuance of such shares by the Company. Stockholders have no preemptive rights to acquire shares issued by the Company under its Certificate of Incorporation, and stockholders did not acquire any such rights with respect to such additional shares under the amendment to the Company's Certificate of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing stockholders.


ITEM 4.   Submission of Matters to a Vote of Security-Holders.

On April 21, 1994, the Company held its 1994 Annual Meeting of Stockholders. The purposes of the meeting were: to elect two directors for three-year terms expiring in 1997; to consider and approve an amendment to the Certificate of Incorporation to increase the amount of authorized capital stock from 15,000,000 shares of Common Stock to 25,000,000 shares of Common Stock; to consider and approve the 1994 Directors' Stock Option Plan; and to consider and ratify the appointment of Ernst & Young as independent auditors for the current fiscal year.

Two candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

        Name of Candidate                      Shares Voted
        Joseph A. Parini               For                 5,679,813
                                       Authority Withheld    371,337
                                       Broker Non-votes            0

        Joan Parker                    For                 5,680,335
                                       Authority Withheld    370,815
                                       Broker Non-votes            0

The stockholders voted to approve the amendment to the Certificate of Incorporation to increase the amount of authorized capital stock. The following sets forth the results of the voting with respect to this matter:








                                      -9-

                             Shares Voted
                       For                5,329,686
                       Against              637,123
                       Abstentions           84,341
                       Broker Non-votes           0

The stockholders voted to approve the 1994 Directors' Stock Option Plan. The following sets forth the results of the voting with respect to this matter:

                              Shares Voted
                       For                5,658,451
                       Against              367,583
                       Abstentions           25,116
                       Broker Non-votes           0

The stockholders voted to ratify the appointment of Ernst & Young by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                               Shares Voted
                       For                6,020,691
                       Against               18,245
                       Abstentions           12,214
                       Broker Non-votes           0


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

                                      -10-
     4(c)   Credit Agreement dated as of March 11, 1993 with NBD Bank,
            N.A. as Agent. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

     4(d) Note Purchase Agreement dated as of August 29, 1988 relating to 10.4% Senior Notes. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

     4(e)   First, Second, Third and Fourth Amendments to Note Purchase
            Agreement.  Previously filed as an exhibit to the Company's
            Annual Report on Form 10-K for the fiscal year ended January
            2, 1993.  Here incorporated by reference.

     4(f) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
            Exhibit 4(d) above. The amount of none of these classes of debt outstanding on June 18, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

     10(e) Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Registrant and Thomas
            D. Gleason.

     10(f)  Employment Agreement dated April 27, 1993, between the
            Registrant and Geoffrey B. Bloom. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

                                      -11-
     10(g) Executive Short-Term Incentive Plan for 1994. Previously filed as an exhibit to the Company's Annual Report on Form
            10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

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

     10(o)  Termination of Employment and Change of Control Agreements.
            The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year



                                      -12-
            ended January 2, 1993. An updated participant schedule was filed as an exhibit to the Company's Annual Report on Form
            10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

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

     10(x) Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo.

                                      -13-
     10(y)  Employment Agreement dated April 21, 1994, between the
            Company and Charles F. Morgo.

     10(z)  Restricted Stock Agreement dated April 21, 1994, between the
            Company and Charles F. Morgo.

     10(aa) 1994 Directors' Stock Option Plan.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.










































                                      -14-
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WOLVERINE WORLD WIDE, INC.
                                 AND SUBSIDIARIES


August 1, 1994                   s/ Geoffrey B. Bloom
Date                             Geoffrey B. Bloom
                                 President and Chief Executive Officer
                                 (Duly Authorized Signatory for
                                 Registrant)


August 1, 1994                   s/ Stephen L. Gulis, Jr.
Date                             Stephen L. Gulis, Jr.
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer and Duly
                                 Authorized Signatory of Registrant)





























                                      -15-
                                              Commission File No. 1-6024



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549














                                    EXHIBITS
                                       TO
                                    FORM 10-Q



                      For the twelve week accounting period
                               ended June 18, 1994









                           Wolverine World Wide, Inc.
                             9341 Courtland Drive
                            Rockford, Michigan 49351














                                  EXHIBIT INDEX

   Exhibit
   Number                        Document
     4(a)   The Articles of Incorporation.

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

     4(d) Note Purchase Agreement dated as of August 29, 1988 relating to 10.4% Senior Notes. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

     4(e)   First, Second, Third and Fourth Amendments to Note Purchase
            Agreement.  Previously filed as an exhibit to the Company's
            Annual Report on Form 10-K for the fiscal year ended January
            2, 1993.  Here incorporated by reference.

     4(f) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
            Exhibit 4(d) above. The amount of none of these classes of debt outstanding on June 18, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

     10(e) Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Registrant and Thomas
            D. Gleason.

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

     10(x) Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo.

     10(y)  Employment Agreement dated April 21, 1994, between the
            Company and Charles F. Morgo.

     10(z)  Restricted Stock Agreement dated April 21, 1994, between the
            Company and Charles F. Morgo.

     10(aa) 1994 Directors' Stock Option Plan.