Form 10-Q
period 1994-09-10
WOLVERINE WORLD WIDE INC /DE/
filed 1994-10-25
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the third twelve week accounting period ended September 10, 1994

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

                              Yes   X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 11,254,996 shares of Common Stock, $1 par value, outstanding as of October 14, 1994, of which 683,992 shares are held as Treasury Stock.






                                      -1-
                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  Financial Statements

                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of dollars)

                                  September 10,  January 1,  September 11,
                                      1994          1994         1993
                                   (Unaudited)   (Audited)    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                             $  2,103      $  3,730       $  2,464
  Accounts receivable, less
   allowances (Sept. 10, 1994 -
   $4,708; Jan. 1, 1994 -
   $3,411; Sept 11, 1993 -
   $3,623)                           71,800        62,362         61,182
  Inventories:
    Finished products                54,825        39,169         50,503
    Raw materials and work in
     process                         33,265        31,387         32,101
                                     88,090        70,556         82,604
  Other current assets               10,965        12,864         14,926

      TOTAL CURRENT ASSETS          172,958       149,512        161,176

PROPERTY, PLANT & EQUIPMENT
  Gross assets                       96,195        90,608         90,084
  Allowances for depreciation       (62,087)      (58,985)       (58,852)
                                     34,108        31,623         31,232

OTHER ASSETS                         27,558        24,581         25,834







TOTAL ASSETS                       $234,624      $205,716       $218,242

See notes to consolidated condensed financial statements.




                                      -2-
                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
                             (Thousands of dollars)


                                          September 10,   January 1,    September 11,
                                              1994           1994           1993
                                           (Unaudited)     (Audited)     (Unaudited)
LIABILITIES AND
  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                   $   2,822      $   1,948       $   3,088
  Accounts payable and
    other accrued liabilities                 34,835         31,626          32,778
  Current maturities of
    long-term debt                               433          4,732           4,459

    TOTAL CURRENT LIABILITIES                 38,090         38,306          40,325

LONG-TERM DEBT (less current
  maturities)                                 64,520         44,913          64,359

OTHER NONCURRENT LIABILITIES                  10,362          9,747           9,041

STOCKHOLDERS' EQUITY
    Common Stock - par value $1,
    authorized 25,000,000 shares;
    shares issued (including
    shares in treasury):
      Sept. 10, 1994 - 11,251,504 shares
      Jan. 1, 1994 - 11,042,129 shares
      Sept. 11, 1993 - 10,971,736 shares      11,251          7,622           7,575
    Additional paid-in-capital                24,641         26,469          25,662
    Retained earnings                         93,048         86,986          79,599
    Accumulated translation adjustments          398            398             389
    Cost of shares in treasury:
       Sept. 10, 1994 - 683,992 shares
       Jan. 1, 1994 - 781,778 shares
       Sept. 11, 1993 - 781,282 shares        (7,686)        (8,725)         (8,708)
    TOTAL STOCKHOLDERS' EQUITY               121,652        112,750         104,517

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                   $ 234,624      $ 205,716       $ 218,242

See notes to consolidated condensed financial statements.


                                      -3-
                           WOLVERINE WORLD WIDE, INC.
                                  SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF OPERATIONS

                 (Thousands of dollars, except per share data)
                                  (Unaudited)


                                       12 Weeks Ended              36 Weeks Ended
                                   Sept 10,      Sept 11,      Sept 10,      Sept 11,
                                     1994          1993          1994          1993
Net sales and other
  operating income                $ 94,270      $  81,314     $244,160       $213,075

Cost of products sold               66,509         58,852      169,362        151,052
Gross margin                        27,761         22,462       74,798         62,023

Selling and administrative
  expenses                          21,113         18,523       60,404         53,457
Operating income                     6,648          3,939       14,394          8,566

Other expenses (income):
    Interest expense                 1,343          1,344        3,100          3,848
    Interest income                   (132)          (364)        (328)          (886)
    Other - net                         15            (16)         796             38
                                     1,226            964        3,568          3,000

Earnings before income taxes         5,422          2,975       10,826          5,566

Income taxes                         1,735            927        3,464          1,734

NET EARNINGS                      $  3,687      $   2,048     $  7,362       $  3,832

Earnings per share:
    Primary                       $   0.34      $    0.20     $   0.68       $   0.38
    Fully diluted                 $   0.33      $    0.20     $   0.67       $   0.38
    Cash dividends per share      $   0.04      $    0.04     $   0.12       $   0.12

Shares used for net earnings
    per share computation:
      Primary                   10,908,205     10,179,980   10,881,734     10,115,916
      Fully diluted             11,106,485     10,190,454   11,092,356     10,190,454

See notes to consolidated condensed financial statements.




                                      -4-
                         WOLVERINE WORLD WIDE, INC. AND
                                  SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS

                 (Thousands of dollars, except per share data)
                                  (Unaudited)
                                                          36 Weeks Ended
                                                      Sept 10,      Sept 11,
                                                        1994          1993
OPERATING ACTIVITIES
    Net earnings                                     $  7,362       $  3,832
    Depreciation, amortization and other
    non cash items                                      1,898          3,636
    Changes in operating assets and liabilities:
      Accounts receivable                              (9,438)        (9,672)
      Inventories                                     (17,534)       (18,340)
      Other current assets                              1,899         14,654
      Accounts payable and other accrued
        liabilities                                     3,209          2,566

      CASH USED IN OPERATING ACTIVITIES               (12,604)        (3,324)

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt           38,000         26,000
    Payments of long-term debt                        (21,442)        (5,604)
    Proceeds from short-term borrowings                 1,189
    Payments of short-term borrowings                    (315)       (13,289)
    Cash dividends                                     (1,300)          (810)
    Proceeds from shares issued under
      employee stock plans                              1,590          1,332

      CASH PROVIDED BY FINANCING ACTIVITIES            17,722          7,629

INVESTING ACTIVITIES
    Additions to property, plant and equipment         (5,587)        (3,263)
    Other                                              (1,158)          (952)

       CASH USED IN INVESTING ACTIVITIES               (6,745)        (4,215)

(DECREASE) INCREASE IN CASH                            (1,627)            90

Cash at beginning of year                               3,730          2,375

      CASH AT END OF THIRD QUARTER                   $  2,103       $  2,465

(  ) - Denotes reduction in cash.

See notes to consolidated condensed financial statements.

                                      -5-
                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 10, 1994


NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1994. Certain amounts in 1993 have been reclassified to conform with the presentation used in 1994.

NOTE B - Fluctuations

The Company's sales are seasonal, particularly in its major divisions, Hush Puppies and the Wolverine Footwear Group. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

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






                                      -6-
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations - Comparisons Of Third Quarter 1994 To Third Quarter
1993

Third quarter net sales of $94.3 million for 1994 exceeded 1993 levels by $13.0 million (a 15.9% increase), and 1994 year-to-date sales of $244.2 million compares to $213.1 million recorded for the comparable period of 1993. The strong performance of the Wolverine Footwear Group continued, accounting for $5.2 million of the quarterly sales increase. In addition, increases of $5.3 million were generated by the Hush Puppies division and $2.9 million by the Tru-Stitch Footwear division. Strong sales from the new casual line of footwear in the Hush Puppies division and an expanded product offering by Tru-Stitch accounted for the respective sales increases.

Gross margin as a percentage of net sales for the third quarter of 1994 was 29.4% compared to the prior year level of 27.6%. Improved margins were recorded in the Wolverine Footwear Group, the Tru-Stitch Footwear Division and the Global Operations Group. The gross margin improvement reflects the strong performance of the manufacturing and sourcing operations along with modest efficiency improvements at the Leather Division.

Selling and administrative costs totaling $21.1 million (22.4% of net sales) for the third quarter of 1994 were 14.0% higher than the third quarter
1993 levels of $18.5 million (22.8% of net sales). Selling, advertising and distribution costs associated with the increased sales volume and advertising and promotional investments for Wolverine Brand and Hush
Puppies accounted for $1.3 million and $.8 million of the change, respectively. Year-to-date selling and administrative expenses of $60.4 million (24.7% of net sales) is comparable to $53.5 million (25.1% of net sales) in 1993.

Interest expense for both the third quarter of 1994 and 1993 was $1.3 million. Year-to-date interest expense for 1994 of $3.1 million reflects a decrease from 1993 levels by $0.7 million or 19.3%.

The effective income tax rates on net earnings increased in 1994 from 1993 levels (32.0% compared to 31.2%) for both the third quarter and year-to-date. The increases were caused by a lower percentage of the pre-tax earnings being attributable to the non-taxable net earnings of foreign subsidiaries.

Net earnings of $3.7 million ($.34 per share) for the twelve weeks ended September 10, 1994 compares favorably to earnings of $2.0 million ($.20 per share) for the respective period of 1993. Year-to-date earnings of $7.4 million ($.68 per share) in 1994 compares with earnings of $3.8 million ($.38 per share) for the same period of 1993. Increased earnings are primarily a result of the items noted above.




                                      -7-
Financial Condition, Liquidity and Capital Resources

Accounts receivable of $71.8 million at September 10, 1994 reflects an increase of $10.6 million and $9.4 million over the balance at September 11, 1993 and January 1, 1994, respectively. Inventories of $88.1 million at September 10, 1994 reflects an increase of $5.5 million and $18.0 million over the balance at September 11, 1993 and January 1, 1994, respectively. These increases are generally related to sales volume increases and additional inventory required to meet future demand in both wholesaling and manufacturing operations. However, inventory growth was held to approximately half the rate of sales growth.

Other current assets totaling $11.0 million at September 10, 1994 reflect a $1.9 million decrease from January 1, 1994 and a $4.0 million decrease from September 11, 1993. The decreases primarily reflect the change in deferred taxes and disposition of the assets related to discontinued operations in prior years.

Total interest bearing debt of $67.8 million on September 10, 1994 compares to $51.6 million and $71.9 million at January 1, 1994 and September 11, 1993, respectively. The increase in debt since January 1, 1994 reflects the seasonal working capital requirements of the Company. The cash flows from future earnings and present credit facilities are expected to be sufficient to meet the Company's normal operating requirements.

The Company issued $30.0 million of senior debt during the third quarter of 1994 with an interest rate of 7.81% to replace $21.4 million of existing 10.4% senior debt and to reduce balances outstanding under a revolving credit facility. Additionally, the long-term revolving debt scheduled to expire in June 1995 has been renegotiated to provide more favorable terms and conditions and has been extended through June 1998.

The dividend declared of $.04 per share of common stock represents a 50% increased payout over the prior year because the Company has continued to pay the same per share dividend amount after the 3-for-2 stock split as it did before the stock split. The dividend is payable November 1, 1994 to stockholders of record on October 3, 1994.


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:







                                      -8-

     Exhibit
     Number                        Document
     4(a)      The Certificate of Incorporation.  Previously filed as an
               exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.


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

     4(d)      Note Agreement dated as of August 1, 1994 relating to 7.81%
               Senior Notes.

     4(e) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
               Exhibit 4(d) above. The amount of none of these classes of debt outstanding on September 10, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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






                                      -9-
     10(e) Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Registrant and Thomas
               D. Gleason.  Previously filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the period ended June 18,
               1994.

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

     10(i) Stock Option Loan Program. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year Ended December 28, 1991.

     10(j)     Deferred Compensation Agreements with Disability Benefits.
               The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(k)     Deferred Compensation Agreements without Disability
               Benefits. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               January 1, 1994.

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

     10(n) Executive Long-Term Incentive (three year) Plan for the three year period 1994-1996. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

                                      -10-
     10(o)     Termination of Employment and Change of Control Agreements.
               The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual report on Form
               10-K for the fiscal year ended January 1, 1994.

     10(p) Indemnification Agreements. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(q) Supplemental Retirement Benefits. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

     10(r)     Benefit Trust Agreement dated May 19, 1987, and Amendments
               Numbers 1, 2 and 3 thereto. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

     10(s)     Supplemental Director s Fee Arrangement dated April 27,
               1993, between the Company and Phillip D. Matthews.
               Previously filed as an exhibit to the Company s Annual
               Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(t) Retirement Agreement effective December 31, 1993, between the Company and Peter D. Panter. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(u)     1984 Executive Incentive Stock Purchase Plan and amendment.
               Previously filed as an exhibit to the Company s Annual
               Report on Form 10-K for the fiscal year ended January 2, 1988.

     10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Previously filed as an exhibit to the Company s Current Report on Form 8-K filed
               February 1, 1993.

     10(w)     Agreements relating to the sale of the assets of the three
               European Subsidiaries associated with the Brooks Business.
               Previously filed as exhibits to the Company s Current Report on Form 8-K filed July 8, 1993.





                                      -11-
     10(x) Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     10(y)     Employment Agreement dated April 21, 1994, between the
               Company and Charles F. Morgo. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     10(z)     Restricted Stock Agreement dated April 21, 1994, between the
               Company and Charles F. Morgo. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     10(aa) 1994 Directors Stock Option Plan. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     27        Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the period for which this report is filed.






























                                      -12-
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WOLVERINE WORLD WIDE, INC.
                                   AND SUBSIDIARIES



October 24, 1994                   /s/ Geoffrey B. Bloom
Date                               Geoffrey B. Bloom
                                   President and Chief Executive Officer
                                   (Duly Authorized Signatory for
                                   Registrant)



October 24, 1994                   /s/ Stephen L. Gulis, Jr.
Date                               Stephen L. Gulis, Jr.
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer
                                   and Duly Authorized Signatory of
                                   Registrant)




























                                 EXHIBIT INDEX
     Exhibit
     Number                        Document
     4(a)      The Certificate of Incorporation.  Previously
               filed as an exhibit to the Company's Quarterly
               Report on Form 10-Q for the period ended June 18,
               1994.

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

     4(d) Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes.

     4(e) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4(d) above. The amount of none of these classes of debt outstanding on September 10, 1994 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange
               Commission upon request.

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

     10(d)     Amended and Restated Directors Stock Option Plan.
               Previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year
               ended January 1, 1994.
     Exhibit
     Number                        Document

     10(e)     Amended and Restated Agreement executed on May
               26, 1994 and dated as of July 24, 1992,
               between the Registrant and Thomas D. Gleason.
               Previously filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the period ended June 18, 1994.

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

     10(i) Stock Option Loan Program. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year Ended December
               28, 1991.

     10(j)     Deferred Compensation Agreements with Disability
               Benefits. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual Report on Form
               10-K for the fiscal year ended January 1, 1994.

     10(k)     Deferred Compensation Agreements without
               Disability Benefits. The form of agreement was previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(l) Executive Long-Term Incentive (three year) Plans for the years 1991 to 1993 and 1992 to 1994.
               Previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     Exhibit
     Number                        Document

     10(m) Executive Long-Term Incentive (three year) Plan for the three year period 1993-1995. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

     10(n) Executive Long-Term Incentive (three year) Plan for the three year period 1994-1996. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(o)     Termination of Employment and Change of Control
               Agreements. The form of agreement was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual report on Form
               10-K for the fiscal year ended January 1, 1994.

     10(p) Indemnification Agreements. The form of agreement was previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993. An updated participant list was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(q) Supplemental Retirement Benefits. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

     10(r)     Benefit Trust Agreement dated May 19, 1987, and
               Amendments Numbers 1, 2 and 3 thereto. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

     10(s)     Supplemental Director s Fee Arrangement dated April
               27, 1993, between the Company and Phillip D.
               Matthews. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     10(t) Retirement Agreement effective December 31, 1993, between the Company and Peter D. Panter. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     Exhibit
     Number                        Document

     10(u) 1984 Executive Incentive Stock Purchase Plan and amendment. Previously filed as an exhibit to the Company s Annual Report on Form 10-K for the fiscal year ended January 2, 1988.

     10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business.
               Previously filed as an exhibit to the Company s
               Current Report on Form 8-K filed February 1, 1993.

     10(w) Agreements relating to the sale of the assets of the three European Subsidiaries associated with the Brooks Business. Previously filed as exhibits to the Company s Current Report on Form 8-K filed
               July 8, 1993.

     10(x)     Deferred Compensation Agreement dated as of April
               21, 1994, between the Company and Charles F. Morgo.
               Previously filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the period ended
               June 18, 1994.

     10(y) Employment Agreement dated April 21, 1994, between the Company and Charles F. Morgo. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     10(z) Restricted Stock Agreement dated April 21, 1994, between the Company and Charles F. Morgo.
               Previously filed as an exhibit to the Company's
               Quarterly Report on Form 10-Q for the period ended
               June 18, 1994.

     10(aa) 1994 Directors Stock Option Plan. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

     27        Financial Data Schedule.