Form 10-K
WOLVERINE WORLD WIDE INC /DE/
filed 1995-03-29
CIK 110471

EXHIBIT 10(k)

                      SCHEDULE PERTAINING TO EXHIBIT 10(k)

     A. The Company has entered into a Deferred Compensation Agreement (without disability benefits) with the executive officer listed below. The agreement is identical to the agreement which is incorporated by reference from Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, except for the name of the executive officer and the date and amounts indicated. The numbers over the columns below correspond to the numbers in the blanks in the agreement incorporated by reference.

  (1)              (2)                   (3)        (4)         (5)
Date of          Officer               Retire.     Death     Partici-
Agmt. *           Name                 Benefit    Benefit   pant Since
10-01-91     L. James Lovejoy          6,000       6,000     10-01-91


     B. The Company has also entered into a Deferred Compensation Agreement with Mr. Charles F. Morgo dated April 21, 1994, which differs from the one listed above and is incorporated by reference from
Exhibit 10(x) of the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

______________________________
*  Date shown is the date of the Agreement or latest Amendment.