Form 10-K
period 1994-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 1995-03-29
CIK 110471

___________________________________________________________________________
___________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   Form 10-K

     _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1994

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________________ to
          ____________________

                        Commission file number:  1-6024

                           WOLVERINE WORLD WIDE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                            38-1185150
  (State or other jurisdiction of   (I.R.S. employer identification no.)
    incorporation or organization)

9341 Courtland Drive, Rockford, Michigan            49351
(Address of principal executive offices)         (Zip code)

      Registrant's telephone number, including area code:  (616) 866-5500

                Securities registered pursuant to Section 12(b)
                        of the Act:

  Title of each class          Name of each exchange on which registered
Common Stock, $1 Par Value   New York Stock Exchange/Pacific Stock Exchange

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

                     Yes   __X__                 No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 1, 1995: 10,788,618

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 1, 1995: $277,264,120

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 19, 1995, are incorporated by reference into Part III of this report.
___________________________________________________________________________
___________________________________________________________________________












































                                     PART I

Item 1.  Business

General

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

         The Company is a leading provider of branded, comfort footwear for the entire family, supplying, in conjunction with its licensees and distributors, more than 26 million pairs annually to consumers in 80 countries. Footwear has accounted for 90% or more of the consolidated revenues of the Company for each of the last three years. For further financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

         Footwear manufactured by the Company is sold under many recognizable brand names. The Company's HUSH PUPPIES (registered trademark) brand is a world leader in affordable, comfortable, casual and functional footwear for men, women and children. The Company's WOLVERINE (registered trademark) brand of work and sport boots is recognized as an industry leader in work and sport boots. The Company's BATES (registered trademark) brand is an industry leader in uniform footwear. The Tru-Stitch Footwear Division is the foremost supplier of constructed slippers in the United States. The Company also manufactures a line of rugged outdoor and sport footwear under the WOLVERINE WILDERNESS (registered trademark) brand. The Company has been granted the worldwide rights to manufacture and market footwear under the CATERPILLAR (registered trademark) and CAT (registered trademark) trademarks, and is also licensed to market footwear throughout the United States, Japan and Canada under the COLEMAN (registered trademark) trademark. Through these, and several other footwear brands, the Company expects to continue to manufacture and source quality footwear for its customers.

         The Wolverine Leather Division is one of the premier tanners of quality pigskin leather for the shoe, automotive and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to other domestic and foreign manufacturers of shoes.

         The Company's products are sold by Company salespersons and agents and through Company-owned stores. Sales are made directly to various retail sellers, including independent shoe stores, footwear chains and department stores. Most customers also sell shoes bought from competing manufacturers.

                           -1-
         Retail footwear sales are seasonal with significant increases in sales experienced during the Christmas, Easter and back-to-school periods. Due to this seasonal nature of footwear sales, the Company experiences some fluctuation in the levels of working capital. The Company provides working capital for such fluctuation through internal financing and through a revolving credit agreement that the Company has in place. The Company expects the seasonal sales pattern to continue in future years.

Sales and Distribution

         Company products are sold directly to more than 10,000 accounts, operating more than 20,000 retail locations. Sales are also made to large footwear chains, including those owned or operated by other companies in the shoe industry, catalog houses, and to the retail operations referenced below.

         In addition to its wholesale activities, the Company operated 102 domestic retail shoe stores, leased shoe departments and Company-owned HUSH
PUPPIES (registered trademark) Specialty Stores as of March 25, 1995.   A
fiscal 1990 decision to downsize the factory outlet business will result in closing approximately 12 outlet retail locations during 1995. Fifteen outlet retail locations were closed in fiscal 1994. As noted below, the Company has also decided to exit the leased shoe department business in the Lamonts Apparel chain.

         Of the 102 retail locations, approximately 56 are factory outlet stores located in strip centers or in free-standing buildings. Approximately 21 of these stores operate under the LITTLE RED SHOE HOUSE (service mark) format. These stores primarily handle closeouts and factory rejects from the Company's own factories and those of other manufacturers. The 35 remaining outlet stores are currently operating under the HUSH PUPPIES (registered trademark) FACTORY DIRECT (service mark) name in major manufacturer outlet malls. These stores carry a large selection of first quality company branded footwear. The Company has and may continue to selectively convert LITTLE RED SHOE HOUSE (service mark) locations to the HUSH PUPPIES (registered trademark) FACTORY DIRECT (service mark) retail and merchandising format.

         In addition to the traditional retail shoe stores, the Company currently operates 32 full price, full service family leased shoe departments in the Lamonts Apparel chain in the Pacific Northwest and Alaska, which feature the Company's wholesale brands. During 1994, the Company announced its intent to discontinue its leased shoe department business in the Lamonts Apparel chain. The current Lamonts Apparel leases are scheduled to expire in October, 1995, and the business will be phased out by year end.

         The 102 retail locations also include 14 regional mall full service, full price HUSH PUPPIES (registered trademark) Specialty Stores which feature a broad selection of men's and women's HUSH PUPPIES
(registered trademark) brand footwear. The Company also licenses independent retailers who operate HUSH PUPPIES (registered trademark) Specialty Stores at another 63 locations.

                           -2-
         The Company derives royalty income from licensing the HUSH
PUPPIES (registered trademark), WOLVERINE (registered trademark), WOLVERINE WILDERNESS (registered trademark), COLEMAN (registered trademark), TOWN & COUNTRY (trademark), and other trademarks to domestic and foreign licensees for use on footwear and related products. The Company sells footwear bearing the CATERPILLAR (registered trademark) trademark through domestic and foreign distributors. In addition, the Company sells its own pigskin leather to certain of its licensees. In fiscal 1994, the Company's foreign licensees and distributors sold an estimated 12.4 million pairs of footwear, an increase from approximately 8.3 million pairs sold in fiscal 1993.

         The Company continues to develop a global network of licensees and distributors to market its footwear brands. The licensees and distributors purchase goods from the Company and third-party manufacturers and these purchases are generally supported by letters of credit. Each licensee and distributor is responsible for the marketing and distribution of the Company's products, and generally purchases substantially all marketing, advertising materials and products from the Company.

         A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's consolidated revenues in fiscal 1994.

Raw Materials

         The Company operates a pigskin tannery as a part of its Wolverine Leather Division, from which the Company receives virtually all of its pigskin requirements. The tannery is one of the most modern pigskin tanneries in the world. The quality pigskin leather utilized in the Company's products which incorporate this material is a significant element of product cost, and is generally only available at comparable cost and delivery terms from the Company's tannery. Therefore, the continued operation of this tannery is important to the Company's competitive position in the footwear industry. In addition the Company owns a minority interest in Wan Hau Enterprise Co., Ltd. ("Wan Hau"), a principal tanner of pigskin in Taiwan. The Company provides semi-finished pigskin leather to Wan Hau for finishing in Taiwan.

         The Company's principal required raw material is quality leather, which it purchases primarily from a select group of domestic suppliers, including the Company's tannery. The Company has traditionally purchased the majority of the shearling used extensively in the manufacture of constructed slippers and related products by its Tru-Stitch Footwear Division from a single domestic source, which has been a reliable and consistent supplier. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its pigskin footwear from a single domestic source, which has also been a reliable and consistent supplier. The Company purchases all of its other raw materials, including man-made materials and fabrics for uppers, and leather, rubber and plastics for soles and heels, from a variety of sources, none of which is believed by the Company to be a dominant supplier.


                           -3-
Trademarks, Licenses and Patents

         The Company is the holder of many trademarks which identify its products. The trademarks that are most widely used by the Company include HUSH PUPPIES (registered trademark), WOLVERINE (registered trademark), WILDERNESS (registered trademark), WOLVERINE WILDERNESS (registered trademark), BATES (registered trademark), FLOATERS (trademark), DURASHOCKS (registered trademark), BOUNCE & DESIGN (registered trademark), COMFORT CURVE (registered trademark), TOWN & COUNTRY (trademark), TRU-STITCH (registered trademark), WIMZEES (registered trademark), and SIOUX MOX (registered trademark). The Company is also licensed to market footwear in the United States, Japan and Canada under the COLEMAN (registered trademark) trademark and throughout the world under the CATERPILLAR (registered trademark) and CAT (registered trademark) trademarks.
Pigskin leather produced by the Company is sold under the trademarks WOLVERINE (registered trademark), BREATHIN' BRUSHED PIGSKIN (registered trademark), and SILKEE (registered trademark).

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

Order Backlog

         The Company does not have a significant backlog of non-cancelable orders. On March 1, 1995, the Company had a backlog of orders believed to be firm of approximately $79 million compared with a backlog of approximately $69 million on March 1, 1994. Historically, the Company has not experienced significant cancellation of orders. While orders in backlog are subject to cancellation by customers, the Company expects that substantially all of these orders will be shipped in fiscal 1995.

Competition

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


                           -4-
         Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The Company attempts to meet competition and maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales of the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in customer preference.

         Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the shoe industry, however, the Company believes it is one of the five largest domestic manufacturers of footwear.

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

Manufacturing and Sourcing

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

         The Company sources certain footwear from a variety of foreign manufacturing facilities in the Far East, Latin America and the Caribbean. The Company also maintains a small office in Taiwan to facilitate the sourcing and importation of footwear from the Far East.

         The Company is subject to the normal risks of doing business abroad due to its international operations, including the risks of expropriation, acts of war, political disturbances and similar events, and loss of most favored nations trading status. With respect to its international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

Discontinued Operations

         During 1994, the Company announced its intent to discontinue its leased shoe department business in the Lamonts Apparel chain. The current

                           -5-
Lamonts Apparel leases are scheduled to expire in October 1995, and the business will be phased out by year end. In connection with this phase out, an estimated after-tax loss of $1,122,000 was recognized in 1994. The loss represents the cost of inventory liquidation, write-off of leasehold improvements and anticipated operating results during 1994 and the 1995 phase-out period. On January 6, 1995, Lamonts Apparel filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lamonts Apparel has indicated that it will continue with the lease arrangement with the Company through October 1995, the end of the contract term, or find another operator for the leased shoe department business.

Research and Development

         In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University, which is funded in part by a grant from the Company, has led to specific biomechanical design concepts which have been incorporated in the Company's footwear. The Company also maintains a footwear design center in Italy to develop contemporary styling for the Company and its international licensees.
While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

Environmental Matters

         Compliance with federal, state and local regulations with respect to the environment has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites or other environmental regulatory issues.

         The Company is one of 13 companies named as potentially responsible parties ("PRPs") by the MDNR at the Sunrise Landfill Site near Wayland, Michigan. The MDNR has demanded that the PRPs pay approximately $5 million as reimbursement for past costs at the site and join in financing further investigation and remedial efforts. The MDNR estimates that cleanup and remediation of the site could cost in excess of $10 million. The Sunrise PRPs have jointly agreed with the MDNR to pay $323,000 in costs incurred by the MDNR prior to July 1991, and have undertaken a comprehensive remedial investigation/feasibility study at the site in order to determine whether less expensive remedial measures will adequately protect public health and safety. Excavation and removal of buried waste has been deferred pending the outcome of this investigation, which is scheduled for completion in mid-1995. Preliminary results suggest that it may be possible to leave the waste in place, thereby significantly reducing the cost of remediation. In the meantime,

                           -6-
however, the PRPs are financing interim response measures aimed at controlling the level of liquids in the landfill and preventing any further environmental degradation. The PRPs have also undertaken a comprehensive investigation in an effort to identify other responsible parties to share in the response activity costs. The Company's share of the cost of these activities is currently estimated at $75,000 to $125,000, of which approximately $65,000 was paid during 1994. The Company's ultimate liability at this site will depend largely upon what remedial measures prove feasible and whether additional PRPs can be identified. To date, no additional PRPs have been brought into the proceedings. The Company appears to have been a relatively small generator at this site, and is seeking to be classified as a de minimis PRP.

Employees

         As of December 31, 1994, the Company had approximately 5,205 domestic and foreign production, office and sales employees. Approximately 1,292 employees were covered by seven union contracts expiring at various dates through 1998. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

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

         The Company's footwear manufacturing operations are carried out at 14 separate facilities, totaling approximately 583,500 square feet of manufacturing space. These facilities are located primarily in smaller towns in Arkansas, Michigan, and New York and in Mexico, Puerto Rico, the Dominican Republic and Canada. Approximately 370,400 square feet of manufacturing space is under lease at seven locations and the remaining seven facilities are Company-owned. The Company's current aggregate footwear manufacturing capacity is in excess of 12.0 million pairs of shoes per year. The Company believes its footwear manufacturing facilities are generally among the most modern in the industry.

         The Company maintains twelve warehouses, located in four states and Canada, containing approximately 804,100 square feet. The vast majority of these warehouses are Company-owned, with approximately 63,500 square feet at three locations under lease.

         In addition, the Company's retail operations are conducted throughout the United States and as of March 25, 1995, consisted of approximately 102 locations, including 32 leased shoe departments. As

                           -7-

noted in Item 1 above, the Company intends to discontinue its leased shoe department business by year end. All retail locations, except three factory outlet stores in Company-owned facilities, are subject to operating leases.

         The Company believes that all properties and facilities of the Company are suitable, adequate and fit for their intended purposes.

Item 3.  Legal Proceedings.

         The Company is involved in litigation and various legal matters arising in the normal course of business. The Company is also involved in certain environmental compliance activities, including proceedings involving cleanup issues associated with a waste disposal site, as more fully described in Item 1 of this Annual Report on Form 10-K. Having considered facts that have been ascertained and opinions of counsel handling these matters, the Company does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of proxies or otherwise.


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

    Name                Age       Positions held with the Company
    Geoffrey B. Bloom      53      President and Chief Executive Officer
    Steven M. Duffy        42      Vice President
    Stephen L. Gulis, Jr.  37      Vice President and Chief Financial Officer
    Blake W. Krueger       41      General Counsel and Secretary
    L. James Lovejoy       62      Vice President of Corporate
                                    Communications
    Thomas P. Mundt        45      Vice President of Strategic Planning and
                                    Treasurer
    Timothy J. O'Donovan   49      Executive Vice President
    Robert J. Sedrowski    45      Vice President of Human Resources


                           -8-
          Geoffrey B. Bloom has served the Company as President and Chief Executive Officer since April 1993. From 1987 to 1993 he served the Company as President and Chief Operating Officer.

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

          Blake W. Krueger has served the Company as General Counsel and Secretary since April 1993. He has been a partner of the law firm of Warner Norcross & Judd LLP since 1985.

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

          Timothy J. O'Donovan has served the Company as Executive Vice President since 1982.

          Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources for the Company.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

          Wolverine World Wide, Inc. common stock is traded on the New York and Pacific Stock Exchanges. The following table shows the high and low transaction prices by calendar quarter for 1994 and 1993. The 1993 transaction prices have been adjusted to reflect the three-for-two stock split announced in March 1994. The number of holders of record of common stock on March 1, 1995 was 2,033.






                           -9-

                              1994               1993
                          High      Low     High       Low
     January-March      $24 5/8  $19 3/8   $13 1/8   $ 9 1/8
     April-June          24 3/8   18 1/2    14         11 1/8
     July-September      27 1/8   20 3/4    19 3/8     11
     October-December    26 3/4   20 1/4    22 3/8     18 5/8

     Dividends Per Share Declared:

                                    1994          1993
          1st quarter               $.04         $.0275
          2nd quarter               $.04         $.0275
          3rd quarter               $.04         $.0275
          4th quarter               $.04         $.0275

     Cash dividends declared per share for 1993 have been retroactively adjusted to reflect the three-for-two stock split announced in March 1994. Dividends of $.05 per share were declared for the first quarter of fiscal 1995.


Item 6.  Selected Financial Data.

                            Five Year Operating and Financial Summary (1)(2)
                              (Thousands of Dollars, Except Per Share Data)
                                        1994        1993        1992          1991        1990
Summary of Operations
  Net sales and other
     operating income                 $378,473    $323,315    $282,863     $271,622     $284,274
  Earnings (loss) from
     continuing operations              18,050      11,754       4,699        4,563       (4,644)
  Primary earnings (loss) from
       continuing operations
       per share of common stock(3)(4)$   1.65    $   1.12    $   0.47     $   0.46      $ (0.46)
     Cash dividends(4)(5)                 0.16        0.11        0.11         0.11         0.11

                                        1994        1993        1992          1991         1990
Financial Position at Year End

  Total assets                        $230,151    $205,633    $201,232     $201,488     $185,366
  Long-term debt, less
     current maturities                 43,482      44,913      42,656       31,596       34,267



                                          -10-

Notes to Five Year Operating and Financial Summary

1.   This summary should be read in conjunction with the consolidated financial statements of the
     Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2.   The results from operations exclude discontinued operations and are before the cumulative effect of accounting changes.  Balance sheet amounts for discontinued operations have been separately identified within current assets.  Refer to Note B to the consolidated financial statements for a description of the Company's discontinued operations and Notes H and I for a description of the cumulative effect of accounting changes.

3.   Primary earnings (loss) from continuing operations per share are based on the weighted average number of shares of common stock outstanding during the year and the assumed exercise of dilutive stock options.

4.   On March 10, 1994, the Company announced a three-for-two stock split on shares of common stock outstanding as of March 21, 1994.  All share and per share data have been retroactively adjusted for the increased shares resulting from the stock split.

5.   Cash dividends per share represent the rates paid by the Company on the shares outstanding at dates of declaration and have been retroactively adjusted to reflect the three-for-two stock split announced in March 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Results of Operations - 1994 Compared to 1993

     Net sales from continuing operations for 1994 of $378.5 million compare with $323.3 million for 1993, a 17.1% increase. This increase was primarily the result of record sales in the Wolverine Footwear Group and the Tru-Stitch businesses. Additionally, strong sales increases occurred in the Hush Puppies Company and the Wolverine Leather operations.

     The Wolverine Footwear Group's record sales were fueled by a 31.9% increase in the domestic and international work and sport boot divisions. This increase was offset by a 6.1% decrease in the Bates Uniform division. The work and sport boot gains continue to reflect superior product characteristics and the continued trend toward utilizing these products for everyday use. The reduced shipments in the Bates division reflect the continued downsizing of the U.S. military and reduced demand in export markets.

     The Tru-Stitch Footwear Division reached record sales by recording a 23.9% increase over record 1993 levels. The increase resulted from further increases in catalog accounts and a full year of operations of the B & B Shoe Company, which was acquired in 1993.


                           -11-
     The Hush Puppies Company recorded a 11.1% increase in volume for the year with all operating groups reporting an increase. The brand repositioning which began in 1993 continues to have a positive impact on the domestic wholesale business and is also contributing to gains in the international and retail operations. Despite the closing of thirty stores during the year, the retail operations reported a 4.6% sales increase.

     The Global Operations Group recorded a sales increase in its Leather operation while its contract sales remained flat. The Leather operation recorded a revenue increase of 23.2% which reflects the opportunities created from increased pricing pressure on cowhide prices. This increase was obtained despite the actions taken to reduce its product offerings and to focus on high margin products.

     Gross margins increased to 31.6% in 1994 compared to 29.8% in 1993. Pricing pressures continue on both the wholesale and retail level and cost increases on raw materials occurred throughout the Company during the year. Despite these pressures, the Company was able to improve its margins by increasing manufacturing efficiencies, providing improved sourcing to the wholesale groups and capitalizing on increased production levels which provides incremental absorption of overhead costs. These benefits are expected to continue and should provide the Company with the ability to maintain its value pricing position.

     Selling and administrative expenses increased $13.8 million in 1994 and as a percentage of net sales rose to 23.9% in 1994. This increase was a result of increased investment spending in our core brands as advertising and marketing expenses of the Hush Puppies Company and Wolverine Footwear Group increased 40.3% on a combined basis. Additionally, normal cost increases occurred in conjunction with the growth of the Company and employee profit-sharing costs increased as the overall profitability of the corporation improved.

     Interest expense of $4.0 million was down in 1994 from the $4.7 million reported in 1993. The reduction resulted from reduced average borrowings during the year and a more favorable interest rate on our long-term borrowings which resulted from the issuance of replacement senior debt.

     The 1994 effective tax rate on continuing operations of 29.0% increased from 28.0% in 1993. The reduction from the federal statutory rates of 35% was principally a result of non-taxable earnings of the Company's Caribbean operations.

     Earnings from continuing operations of $18.1 million ($1.65 per share) for 1994 reflect a 53.6% increase over earnings of $11.8 million ($1.12 per share) reported for 1993. In 1994, the Company recorded a loss from discontinued operations of $1.5 million ($.13 per share), net of income taxes, to reflect the costs associated with the exiting of its leased shoe department business.




                           -12-
          Primary earnings per share of $1.52 for 1994 compare to $1.10 per share for 1993. Fully diluted earnings per share of $1.50 and $1.07 were reported for 1994 and 1993 respectively.

Results of Operations - 1993 Compared to 1992

     Net sales for fiscal 1993 were $323.3 million compared to $282.9 million for fiscal 1992. This 14.3% increase was driven by record sales in the Wolverine Footwear Group and the Tru-Stitch Footwear Division. The Hush Puppies Company also recorded a healthy sales increase during the year. These increases were partially offset by a decrease in the Wolverine Leather Division sales.

     Domestically, the Wolverine Footwear Group posted a sales increase of 31.5% which was the second year in which the sales gain exceeded 30%. The continued success of Wolverine DURASHOCKS (registered trademark) boots and the introduction of WOLVERINE WILDERNESS (registered trademark) products to the market place were the primary factors contributing to the sales gain. Increased marketing efforts to promote the Wolverine Work Boot products also contributed to the sales gains.

     A 16.2% increase in sales was realized by the Bates Uniform Division of the Wolverine Footwear Group. While the U.S. military continued to downsize, the comfort characteristics of BATES (registered trademark) footwear continues to gain acceptance and the durability of the product made Bates number one in this category.

     The Tru-Stitch Footwear Division reached record sales with a 20.7% increase for the year. Their prominent position in the market through all distribution channels and the addition of B & B Shoe Company which produces generally lower priced products continues to allow the Tru-Stitch Division to grow its business.

     While the Hush Puppies Company did not reach record sales volumes, it did post an increase of 5.3%. The repositioning and revitalization of the brand which began in 1992 had a positive impact. Retail and consumer acceptance for the product was apparent as the division's reorder business for the year was strong.

     The Wolverine Leather Division began resizing during the third quarter of 1993. The primary focus was to retract the business into high margin areas where the business can perform profitability. The volume was reduced and this combined with other actions is expected to allow the division to regain its profitability as it focuses on the higher value added product in its offerings.

     Gross margins as a percentage of net sales decreased to 29.8% from 30.0% in 1992. The emphasis of value priced product in the market place continues to place pressures on wholesale and retail price points. The Company maximized its pricing positions when superior products were available, such as WOLVERINE (registered trademark) DURASHOCKS (registered trademark) and TRU-STITCH (registered trademark) slippers, but was very cautious in raising prices in a competitive market in order to increase

                           -13-
gross margin levels. A significant benefit, which improved the Company's gross margin levels, was the manufacturing efficiencies realized in the domestic facilities. This, combined with the Company's low cost import operations, provided the Company with product which was priced attractively.

     Selling and administrative expenses for 1993 were 23.7% of net sales compared to 25.6% of net sales in 1992. While the expenses were reduced as a percentage of net sales, the expenses increased $4.1 million. The increase was primarily a result of increased commissions due to higher volume, the impact of intensified marketing and promotional campaigns, and employee profit sharing programs. The overhead reduction plan which was announced in the fourth quarter of 1992 was successful and the initial target of $3.0 million of savings was exceeded by over $1.0 million.

     Interest expense of $4.7 million for 1993 reflects a $1.4 million increase over 1992. However, 1992 interest expense did not include interest expense of $2.6 million associated with discontinued operations. Overall, interest expense was reduced by $1.1 million as a result of the reduction in debt levels.

     Other expenses in 1992 included a charge of $2.7 million associated with the reduction in corporate staff and the write-down of certain intangible assets.

     The 1993 effective tax rate on continuing operations of 28.0% compared to 28.8% in 1992. The reduction from the statutory federal rate of 35% was principally a result of non-taxable earnings of our Puerto Rican subsidiaries and foreign affiliates.

     Earnings from continuing operations of $11.8 million for 1993 reflect a 151% increase over 1992 earnings of $4.7 million.

     The Company incurred costs associated with the operating losses of the Brooks Athletic Footwear Division and Lamonts leased shoe department business in 1993 and 1992. The losses associated with the disposal of these operations totaled $0.3 million in 1993 and $14.9 million in 1992. Additionally, the corporation elected to adopt SFAS No. 109 ("Accounting for Income Taxes") and SFAS No. 106 ("Employers Accounting for Post-retirement Benefits Other Than Pensions") which resulted in a net charge to earnings of $0.8 million in 1992.

     Net earnings of $11.5 million ($1.10 per share) for 1993 compares to a loss of $10.9 million ($1.10 per share) for 1992. The change reflected the significant progress made in the core business units of the Company and the improvements resulting from the divestiture of the Brooks athletic business.

Liquidity and Capital Resources

     Net cash provided by operating activities before working capital items was $24.0 million in 1994 compared to $19.2 million in 1993. Of these amounts, $11.6 million in 1994 and $13.6 million in 1993 were used to fund

                           -14-
increases in working capital. The most significant changes in working capital were increases in accounts receivables and inventories which were the result of higher sales volumes and anticipated demand for product. Cash of $0.7 million in 1994 and $12.7 million in 1993 was provided from the discontinuance of the Lamonts and Brooks businesses.

     Additions to property, plant and equipment of $9.9 million in 1994 were higher than the $6.6 million reported in 1993. The majority of these expenditures were related to purchases of manufacturing equipment that were necessary to continue to upgrade our manufacturing facilities.

     Short-term debt was reduced by $0.5 million in 1994 and $14.4 million in 1993. The significant reduction in 1993 was principally a reduction of debt related to the discontinued operations of Brooks.

     Long-term debt of $43.5 million at the end of 1994 remained relatively flat compared to $44.9 million at the end of 1993. The Company issued a $30.0 million 7.8% senior note and used the proceeds to extinguish previous 10.4% senior debt and reduced revolving credit obligations. Also, during 1994, holders of subordinated debt converted the underlying notes into 250,000 shares of the Company's common stock.

     The Company paid dividends of $1.7 million, or $0.16 per share, which reflects a 50% increase over 1993 dividends per share. Additionally, shares issued under stock incentive plans provided cash of $2.5 million in 1994 compared to $2.2 million during 1993.

     The Company has authorized a 25% increase in the dividend rate to $0.05 per share for the first quarter of 1995.

     The Company maintained its strong financial position as the current ratio remained stable at 3.9 to 1. Additionally, the Company maintains short-term borrowing and commercial letter-of-credit facilities of $54.4 million of which $21.4 million was used at the end of 1994.

     The combination of cash flows from operations and available credit facilities will be sufficient to meet future capital needs.

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




                           -15-
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Reporting Delinquencies" in the definitive Proxy Statement of the Company dated March 27, 1995, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4 of
Part I above.


Item 11.  Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements, Termination of Employment and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company dated March 27, 1995, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 27, 1995, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 27, 1995, is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
K.



                           -16-
     Item 14(a)(1).  List of Financial Statements.   Attached as Appendix
A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

          - Consolidated Balance Sheets as of December 31, 1994 and January 1, 1994.

          - Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1994, January 1, 1994 and January 2, 1993.

          - Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1994, January 1, 1994 and January 2, 1993.

          - Consolidated Statements of Cash Flows for Fiscal Years Ended December 31, 1994, January 1, 1994 and January 2, 1993.

          -    Notes to Consolidated Financial Statements as of
               December 31, 1994.

          -    Report of Independent Auditors.

     Item 14(a)(2).  Financial Statement Schedules.   Attached as Appendix
B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

          - Schedule II--Valuation and qualifying accounts of continuing operations.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     Item 14(a)(3).  List of Exhibits.

Exhibit
Number

 3(a) Certificate of Incorporation, as amended. Previously filed as Exhibit 4(a) to the Company's Quarterly Report on
               Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

 3(b)          Amended and Restated Bylaws.  Previously filed as
               Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.
                           -17-
Exhibit
Number

 4(a)          The Certificate of Incorporation, as amended.  See
               Exhibit 3(a) above.

 4(b) Rights Agreement dated as of May 7, 1987, as amended and restated as of October 24, 1990. Previously filed with Amendment No. 1 to the Company's Form 8-A filed November 13, 1990. Here incorporated by reference. This agreement has been amended by the Second Amendment to Rights Agreement included as Exhibit 4(f) below.

 4(c)          Amended and Restated Credit Agreement dated as of
               October 13, 1994 with NBD Bank, N.A. as Agent.

 4(d) Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4(e) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
               Exhibit 4(d) above. The amount of none of these classes of debt outstanding on March 1, 1995 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4(f) Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4(b) above).

10(a) Stock Option Plan of 1979 and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10(b)          1993 Stock Incentive Plan.*  Previously filed as
               Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(c) 1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10(d)          Amended and Restated Directors Stock Option Plan.*
               Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

                           -18-
Exhibit
Number

10(e) Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Company and Thomas D. Gleason.* Previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(f) Employment Agreement dated April 27, 1993, between the Registrant and Geoffrey B. Bloom.* Previously filed as
               Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(g) Executive Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(h) Management Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(i)          Stock Option Loan Program.*  Previously filed as
               Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10(j) Deferred Compensation Agreements with Disability Benefits.* The form of agreement was previously filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
               Exhibit 10(j).

10(k) Deferred Compensation Agreements without Disability Benefits.* The form of agreement was previously filed as
               Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10(k).

10(l) Executive Long-Term Incentive (Three Year) Plans for the years 1991 to 1993 and 1992 to 1994.* Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10(m) Executive Long-Term Incentive (Three Year) Plan for the three year period 1993-1995.* Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K

                           -19-

Exhibit
Number
               for the fiscal year ended January 2, 1993. Here incorporated by reference.

10(n) Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.* Previously filed as
               Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(o) Termination of Employment and Change of Control Agreements.* The form of agreement was previously filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
               Exhibit 10(o).

10(p) Indemnification Agreements.* The form of agreement was previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10(p).

10(q)          Supplemental Retirement Benefits.*  Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10(r) Benefit Trust Agreement dated May 19, 1987, and Amendments Numbers 1, 2 and 3 thereto.* Previously filed as
               Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10(s) Supplemental Director's Fee Arrangement dated April 27, 1993, between the Company and Phillip D. Matthews.* Previously filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(t) Letter Agreement dated May 2, 1994, between the Company and George A. Andrews.*

10(u) 1984 Executive Incentive Stock Purchase Plan and amendment.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Previously filed as Exhibit No. 2 to the Company's Current Report on Form 8-K filed February 1, 1993. Here incorporated by reference.

                           -20-

Exhibit
Number

10(w) Agreements relating to the sale of the assets of the three European Subsidiaries associated with the Brooks Business. Previously filed as Exhibits 2(a), 2(b) and 2(c) to the Company's Current Report on Form 8-K filed July 8, 1993. Here incorporated by reference.

10(x) Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as Exhibit 10(x) to the Company's Quarterly Report on
               Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(y) Employment Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
               Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(z) Restricted Stock Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
               Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(aa)         1994 Directors' Stock Option Plan.*  Previously filed as
               Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney

27        Financial Data Schedule


*Management contract or compensatory plan or arrangement.

     The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.
     Item 14(b).    Reports on Form 8-K.

               No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 31, 1994.

                           -21-
                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WOLVERINE WORLD WIDE, INC.


Dated:  March 29, 1995                  By:/s/Geoffrey B. Bloom
                                           Geoffrey B. Bloom
                                           President, Chief Executive
                                           Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                         Title                    Date

*/s/Phillip D. Matthews    Chairman of the Board of       March 29, 1995
Phillip D. Matthews        Directors



/s/Geoffrey B. Bloom       President, Chief Executive     March 29, 1995
Geoffrey B. Bloom          Officer and Director



*/s/Thomas D. Gleason      Vice Chairman of the Board of  March 29, 1995
Thomas D. Gleason          Directors



*/s/Timothy J. O'Donovan   Executive Vice President and   March 29, 1995
Timothy J. O'Donovan       Director



*/s/Stephen L. Gulis, Jr.  Vice President and Chief       March 29, 1995
Stephen L. Gulis, Jr.      Financial Officer (Principal
                           Financial and Accounting
                           Officer)



*/s/Daniel T. Carroll      Director                       March 29, 1995
Daniel T. Carroll





                           -22-

*/s/Alberto L. Grimoldi    Director                       March 29, 1995
Alberto L. Grimoldi



*/s/David T. Kollat        Director                       March 29, 1995
David T. Kollat




*/s/David P. Mehney        Director                       March 29, 1995
David P. Mehney



*/s/Stuart J. Northrop     Director                       March 29, 1995
Stuart J. Northrop



*/s/Joseph A. Parini       Director                       March 29, 1995
Joseph A. Parini



*/s/Joan Parker            Director                       March 29, 1995
Joan Parker



*/s/Elizabeth A. Sanders   Director                       March 29, 1995
Elizabeth A. Sanders



*by/s/Geoffrey B. Bloom
Geoffrey B. Bloom
Attorney-in-Fact















                           -23-













                                   APPENDIX A











































                  Wolverine World Wide, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                         As of Fiscal Year End
                                                           1994          1993
                                                         (Thousands of Dollars)
Assets
Current assets:
  Cash and cash equivalents                              $  2,949     $  3,730
  Accounts receivable, less allowances
    (1994--$3,959; 1993--$3,411)                           70,669       62,322
  Inventories:
    Finished products                                      48,637       36,118
    Raw materials and work-in-process                      30,388       31,387
                                                           79,025       67,505
  Refundable income taxes                                   1,629        1,594
  Deferred income taxes                                     8,843        8,716
  Net current assets of discontinued operations               991        2,940
  Other current assets                                      4,430        2,622
Total current assets                                      168,536      149,429

Property, plant and equipment:
  Land                                                      1,292        1,269
  Buildings and improvements                               30,638       28,241
  Machinery and equipment                                  65,098       61,098
                                                           97,028       90,608
  Less accumulated depreciation                            61,680       58,985
                                                           35,348       31,623

Other assets                                               26,267       24,581



Total assets                                             $230,151     $205,633

















                  Wolverine World Wide, Inc. and Subsidiaries

                    Consolidated Balance Sheets (continued)

                                                          As of Fiscal Year End
                                                           1994              1993
                                                          (Thousands of Dollars)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                                 $  1,432          $  1,948
  Accounts payable                                         18,257            12,575
  Salaries, wages and other compensation                    8,474             8,998
  Other accrued expenses                                   14,553             9,970
  Current maturities of long-term debt                        304             4,732
Total current liabilities                                  43,020            38,223

Long-term debt, less current maturities                    43,482            44,913

Other liabilities:
  Unfunded retirement and other employee benefits           9,265             8,214
  Deferred income taxes                                     1,860             1,533
                                                           11,125             9,747

Stockholders' equity:
  Common stock, $1 par value:
    Authorized 25,000,000 shares;
    Issued, including treasury shares:
      1994--11,314,673 shares; 1993--11,042,129 shares;    11,315             7,622
    Additional paid-in capital                             25,004            26,469
    Retained earnings                                     101,873            86,986
    Accumulated translation adjustments                       332               398
    Cost of shares in treasury (deduct):
    1994--533,992 shares; 1993--781,778 shares;            (6,000)           (8,725)
Total stockholders' equity                                 132,524           112,750
Total liabilities and stockholders' equity                $230,151          $205,633


See accompanying notes to consolidated financial statements.













                           -2-

                  Wolverine World Wide, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                                      Fiscal Year
                                                           1994          1993          1992
                                                                (Thousands of Dollars)
Common Stock
Balance at beginning of the year                          $  7,622     $  7,467      $  7,341
Common stock issued from exercise of stock options:
   (1994--222,967 shares; 1993--232,625 shares;
   1992--189,123 shares)                                       179          155           126
Three-for-two stock split                                    3,514
Balance at end of the year                                  11,315        7,622         7,467

Additional Paid In Capital
Balance at beginning of the year                            26,469       24,438        23,333
Excess of proceeds from exercise of stock options,
  including income tax benefits, over par value
  of shares issued                                           2,351        2,031         1,105
Excess of cost of treasury shares over face value
  of subordinated notes converted                             (302)
Three-for-two stock split                                   (3,514)
Balance at end of the year                                  25,004       26,469        24,438

Retained Earnings
Balance at beginning of the year                            86,986       76,580        88,584
Net earnings (loss)                                         16,598       11,492       (10,941)
Cash dividends (1994--$0.16 per share;
  1993--$0.11 per share; 1992--$0.11 per share)             (1,711)      (1,086)       (1,063)
Balance at end of the year                                 101,873       86,986        76,580

Accumulated Translation Adjustments
Balance at beginning of the year                               398          351          (166)
Equity adjustments from foreign currency translation           (66)          47           517
Balance at end of the year                                     332          398           351

Cost of Shares in Treasury
Balance at beginning of the year                            (8,725)      (8,708)       (8,707)
Issuance of 250,000 shares of common stock from
  treasury upon conversion of subordinated notes             2,802
Common stock purchased for treasury (1994--2,214
  shares; 1993--526 shares; 1992--50 shares)                   (77)         (17)           (1)
Balance at end of the year                                  (6,000)      (8,725)       (8,708)
Total stockholders' equity at end of the year             $132,524     $112,750      $100,128

( ) Denotes deduction.

See accompanying notes to consolidated financial statements.

                           -3-
                  Wolverine World Wide, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                      Fiscal Year
                                                           1994          1993          1992
                                                                (Thousands of Dollars,)
                                                                Except Per Share Data)
Net sales and other operating income                      $378,473     $323,315      $282,863

Costs and expenses:
  Cost of products sold                                    258,818      227,026       198,129
  Selling and administrative expenses                       90,297       76,543        72,447
  Interest expense                                           3,981        4,745         3,305
  Interest income                                             (644)        (859)         (420)
  Other expenses (income) - net                                598         (469)        2,804
                                                           353,050      306,986       276,265
Earnings from continuing operations before
  income taxes                                              25,423       16,329         6,598

Income taxes                                                 7,373        4,575         1,899
Earnings from continuing operations                         18,050       11,754         4,699

Loss from discontinued operations, net of income taxes:
  Operating losses                                            (330)        (262)       (5,555)
  Loss on disposals                                         (1,122)                    (9,335)
                                                            (1,452)        (262)      (14,890)

Cumulative effect of accounting changes:
  Income taxes                                                                            800
  Retirement benefits, net of income taxes                                             (1,550)
                                                                                         (750)
Net earnings (loss)                                       $ 16,598     $ 11,492      $(10,941)

Primary earnings (loss) per share:
  Continuing operations                                   $   1.65     $   1.12      $    .47
  Discontinued operations                                     (.13)        (.02)        (1.50)
  Cumulative effect of accounting changes                                                (.07)
Net earnings (loss)                                       $   1.52     $   1.10      $  (1.10)

Fully diluted net earnings per share                      $   1.50     $   1.07

See accompanying notes to consolidated financial statements.








                           -4-
                  Wolverine World Wide, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                      Fiscal Year
                                                           1994          1993          1992
                                                                (Thousands of Dollars)
Operating Activities
Net earnings (loss)                                       $ 16,598     $ 11,492      $(10,941)
Adjustments necessary to reconcile net earnings (loss)
  to cash provided by (used in) operating activities:
  Depreciation and amortization                              5,664        5,182         5,176
  Deferred income taxes                                        200        3,299         1,911
  Pension income                                              (731)        (503)         (576)
  Loss from discontinued operations                          1,452          262        14,890
  Cumulative effect of accounting changes                                                 750
  Other                                                        855         (575)         (204)
  Changes in operating assets and liabilities:
     Accounts receivable                                    (8,347)     (10,998)        2,609
     Inventories                                           (11,520)      (6,312)       (2,711)
     Other operating assets                                   (404)       2,347        (1,815)
     Accounts payable                                        5,682       (1,813)          217
     Other operating liabilities                             2,944        3,139       (10,431)
  Net cash provided by (used in) operating activities       12,393        5,520        (1,125)

Investing Activities
Additions to property, plant and equipment                  (9,858)      (6,605)       (4,061)
Cash from (used in) discontinued operations                    747       12,664       (11,773)
Other                                                         (930)       1,899         2,261
Net cash provided by (used in) investing activities        (10,041)       7,958       (13,573)

Financing Activities
Proceeds from short-term borrowings                          4,000          775         6,077
Payments of short-term debt                                 (4,516)     (15,204)
Proceeds from long-term borrowings                          75,886       57,000        45,000
Payments of long-term debt                                 (79,245)     (55,777)      (36,312)
Cash dividends paid                                         (1,711)      (1,086)       (1,063)
Purchase of common stock for treasury                          (77)         (17)           (1)
Shares issued under stock incentive plans                    2,530        2,186         1,231
Net cash provided by (used in) financing activities         (3,133)     (12,123)       14,932
Increase (decrease) in cash and cash equivalents              (781)       1,355           234

Cash and cash equivalents at beginning of year               3,730        2,375         2,141
Cash and cash equivalents at end of year                  $  2,949     $  3,730      $  2,375

Other cash flow information
Interest paid                                             $  4,361     $  5,661      $  6,723
Income taxes paid                                            4,219          957         2,495

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

                           -5-

                  Wolverine World Wide, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

             December 31, 1994, January 1, 1994 and January 2, 1993


Note A--Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority owned subsidiaries (the Company). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated. The investment in a 35%-owned foreign affiliate is carried on the equity basis.

Fiscal Year

The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended December 31, 1994 and January 1, 1994, and the 53-week period ended January 2, 1993.

Revenue Recognition

Revenue is recognized on the sale of products when the related goods have been shipped and legal title has passed to the customer.

Cash Equivalents

All short-term investments with a maturity of three months or less when purchased are considered cash equivalents for purposes of the consolidated statements of cash flows.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all manufacturing inventories (see Note C). Inventories of the Company's retail operations are valued using the retail method.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals and betterments. Normal repairs and maintenance are expensed as incurred.







                           -6-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note A--Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

Income Taxes

The provision for income taxes is based on the earnings or loss reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense or credit is measured by the change in the deferred income tax asset or liability during the year.

Earnings Per Share

Primary earnings (loss) per share are computed based on the weighted average shares of common stock outstanding during each period and, for 1994 and 1993, the assumed exercise of dilutive stock options. Stock options are not included in the computation of primary earnings per share in 1992 since they were not materially dilutive. Fully diluted earnings per share for 1994 and 1993 also include the effect of converting subordinated notes into common stock. Fully diluted earnings per share and the weighted average shares of common stock outstanding are not presented for 1992 since the effect of exercising stock options and converting subordinated notes was antidilutive.

Weighted average shares outstanding for purposes of calculating earnings
(loss) per share are as follows:

                            1994            1993             1992
Primary                   10,905,371     10,477,824       9,941,154
Fully diluted             11,076,557     10,839,279








                           -7-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note A--Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, consist of cash and cash equivalents, notes receivable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 31, 1994. The fair value of these financial instruments was determined using discounted cash flow analysis and current interest rates for similar instruments.

Reclassifications

Certain amounts reported in 1993 and 1992 have been reclassified to conform with the presentation used in 1994.

Note B--Discontinued Operations

During the fourth quarter of 1994, the Company adopted a formal plan to withdraw from its Lamonts leased shoe department business, which involves management of shoe departments in department stores. The shoe department leases expire in October 1995 and the Company expects to complete its exit of this business by the end of 1995.

In connection with this exit plan, an estimated after-tax loss of $1,122,000 was recognized in 1994. The loss represents the cost of inventory liquidation, write-off of leasehold improvements and anticipated operating results during the phase-out period.

At the end of the third quarter of 1992, the Company announced its intent to dispose of its Brooks athletic footwear and sports apparel businesses. The Brooks businesses consisted of sales and distribution operations in the United States, France, Germany and the United Kingdom, sourcing activities primarily in the Far East, and worldwide licensing of rights to the brand name.

The Company recognized a loss of $9,335,000 after income taxes in 1992 to provide for estimated losses on the disposal of the Brooks businesses, including anticipated operating results to the expected dates of sale.







                           -8-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note B--Discontinued Operations (continued)

During 1993, the Company sold the Brooks businesses in separate transactions in exchange for cash and notes totaling approximately $24,000,000. Notes receivable of $7,170,000 were outstanding at December 31, 1994 and are collateralized by substantially all of the assets sold. The noncurrent portion of the notes receivable, representing amounts due of $4,325,000 in 1996 and $360,000 in 1997, is included in other assets.

Summarized operating results of the Lamonts and Brooks businesses are shown as discontinued operations in the accompanying consolidated statements of operations and are as follows:

                                      1994        1993          1992
                                         (Thousands of Dollars)
Net Sales                           $9,061       $9,828        $50,092

Losses before income taxes          $  500       $  397        $ 6,831
Income tax credit                     (170)        (135)        (1,276)
Losses from operations              $  330       $  262        $ 5,555

The operating results above include allocations of overhead and interest expense. Overhead expense of $370,000 in 1993 and $556,000 in 1992 was allocated based on a determination of costs not expected to be incurred by continuing operations. Interest expense of $302,000 in 1994, $325,000 in 1993 and $2,600,000 in 1992 was allocated based on debt incurred to finance the discontinued operations.

Note C--Inventories

Inventories of $60,198,000 at December 31, 1994 and $47,887,000 at
January 1, 1994 have been valued using the LIFO method. If the first-in, first-out (FIFO) method had been used, the amounts would have been $19,667,000 and $19,636,000 higher than reported at December 31, 1994 and January 1, 1994, respectively.








                           -9-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note D--Notes Payable to Banks

Notes payable to banks consist of unsecured short-term borrowings of the Company's Canadian subsidiary. The notes bear interest at the Canadian prime rate (8% at December 31, 1994) plus 2%.

The Company also has short-term borrowing and commercial letter-of-credit facilities that allow for borrowings of up to $54,400,000. Outstanding letters of credit amounted to approximately $21,400,000 and $13,400,000 at December 31, 1994 and January 1, 1994, respectively.

The weighted average interest rate associated with short-term borrowings outstanding was 10% at December 31, 1994 and 7.5% at January 1, 1994.

Note E--Long-Term Debt

Long-term debt consists of the following obligations:

                                              1994           1993
                                             (Thousands of Dollars)
7.8% senior notes to insurance companies     $30,000
10.4% senior notes to insurance companies                   $21,429
Revolving credit obligations                  13,000         25,000
Subordinated convertible notes                                2,500
Other                                            786            716
                                              43,786         49,645
Less current maturities                          304          4,732
                                             $43,482        $44,913

The 7.8% senior notes to insurance companies were issued on August 15, 1994 and the previous 10.4% senior notes were extinguished. The new note agreement requires equal annual principal payments of $4,285,000 on August 15, 1998 through 2004. The prepayment penalty associated with the early extinguishment of debt was not significant.









                           -10-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note E--Long-Term Debt (continued)

The revolving credit agreement, which expires on October 13, 1998, provides for borrowings of up to $50,000,000, with interest payable at variable rates based on both LIBOR and the prime rate (8.5% at December 31, 1994). As of December 31, 1994, the available unused credit under the agreement was $37,000,000. Maximum borrowings under the agreement were $40,000,000 in 1994 and $46,000,000 in 1993.

The revolving credit and insurance company loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of working capital and tangible net worth. The agreements also impose restrictions on securing additional debt and on sale and merger transactions. At December 31, 1994, retained earnings of $21,311,000 are unrestricted under these covenants.

During 1994, the holders of the subordinated debt converted the notes into 250,000 shares of the Company's common stock, as allowed by the agreement.

Principal maturities of long-term debt during the four years subsequent to 1995 are as follows: 1996--$112,000; 1997--$113,000; 1998--$17,350,000;
1999--$4,350,000.

Note F--Leases

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements that expire at various dates through 2002. At December 31, 1994, minimum rental payments due under all noncancelable leases are as follows (thousands of dollars):

            1995                               $ 3,609
            1996                                 2,742
            1997                                 2,227
            1998                                 1,628
            1999                                   644
            Thereafter                             724
            Total minimum lease payments       $11,574

                  Wolverine World Wide, Inc. and Subsidiaries

Note F--Leases (continued)

Rental expense under all operating leases is as follows:

                                         1994        1993        1992
                                            (Thousands of Dollars)
Minimum rentals                         $5,039      $5,210       $5,441
Contingent rentals                       1,106       1,138        1,098
                                        $6,145      $6,348       $6,539

Contingent rentals are based on retail store sales volume or equipment usage.

Note G--Capital Stock

On March 10, 1994, the Company announced a three-for-two stock split on shares of common stock outstanding as of March 21, 1994. All share and per share data included in the consolidated financial statements have been retroactively adjusted for the increased shares resulting from the stock split.

The Company's authorized capital includes 2,000,000 shares of preferred stock with a par value of $1 per share. No preferred stock has been issued; however, the Company has designated 880,000 shares of preferred stock as Series A junior participating preferred stock for possible future issuance under the Company's stock rights plan, described below. Upon issuance, each share of Series A junior participating preferred stock will have 100 votes and a preferential quarterly dividend equal to the greater of $6 per share or 100 times the dividend declared on the Company's common stock.

The Company's stock rights plan is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under its terms, each stockholder received one right for each share of common stock owned. The rights trade separately from common stock and become exercisable only upon the occurrence of certain triggering events. Each right, when exercisable, will entitle the holder to purchase one one-hundredth of a share of Series A junior participating preferred stock for $40.

                  Wolverine World Wide, Inc. and Subsidiaries

Note G--Capital Stock (continued)

In the event the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, rights holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by a 15% stockholder or the activities of an adverse person. The Company may redeem the rights for $0.01 each at any time prior to fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 8, 1997.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options are exercisable in equal annual installments of 25% over three years beginning on the date the options are granted. All unexercised options are available for future grants upon their cancellation.

A summary of the transactions under the plans follows:

                                      Shares Under
                                         Options       Option Price
Outstanding at December 28, 1991         790,503   $ 5.83    to   $ 8.87
Granted in 1992                          174,225     6.67    to     7.75
Exercised                               (162,442)    5.83    to     7.75
Canceled                                 (93,862)    5.83    to     7.75
Outstanding at January 2, 1993           708,424     5.83    to     8.87
Granted in 1993                          146,850    11.54    to    20.59
Exercised                               (202,235)    5.83    to    12.00
Canceled                                  (1,238)    5.83    to     6.67
Outstanding at January 1, 1994           651,711     5.83    to     8.87
Granted in 1994                          196,625    20.13    to    26.88
Exercised                               (179,792)    5.83    to    13.25
Canceled                                  (4,536)    7.75    to    23.96
Outstanding at December 31, 1994         664,008   $ 5.83    to   $26.88
Exercisable at December 31, 1994         429,888   $ 5.83    to   $26.88

Available for future grants:
  At December 31, 1994                   351,710
  At January 1, 1994                     466,974

                  Wolverine World Wide, Inc. and Subsidiaries

Note G--Capital Stock (continued)

Certain of the stock incentive plans allow the Company to make stock awards to officers and other key employees at nominal exercise prices as consideration for future services. Common stock acquired under the plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 43,175 in 1994, 30,300 in 1993 and 29,550 in 1992 were awarded under the plans. There were no cancellations of stock awards in 1994 or 1993, and 2,913 shares were canceled in 1992. Additional shares awarded will reduce the number of shares identified as available for future grants in the above table.

Note H--Retirement Plans

The Company has noncontributory defined benefit pension plans covering a majority of domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employee s years of service and final average earnings (as defined), while the other plans provide benefits at a fixed rate per year of service. The Company intends to annually contribute any amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company also has individual deferred compensation agreements with certain key employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. Under the terms of the individual contracts, the employees are eligible for reduced benefits upon early retirement.

In addition, the Company sponsors a noncontributory defined benefit plan that provides postretirement life insurance benefits to full-time employees who have worked ten or more consecutive years and attained age 60 while employed by the Company.

The Company does not provide postretirement medical benefits.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. In 1994, the Company combined this plan with its principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $935,000 in 1994, $760,000 in 1993 and $69,000 in 1992.



                           -14-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note H--Retirement Plans (continued)

The following summarizes the status of the Company's pension assets and related obligations for its defined benefit pension plans:

                                                                        September 30
                                                                  1994                1993
                                                                    (Thousands of Dollars)
Pension assets at fair value                                     $73,793             $72,865
Actuarial present value of accumulated plan benefits:
  Vested                                                          37,082              36,223
  Nonvested                                                        2,044               1,969
                                                                  39,126              38,192
Effect of estimated future increases in compensation               8,887               6,793
Projected benefit obligation for service rendered to date         48,013              44,985
Excess pension assets                                            $25,780             $27,880

Components of excess pension assets:
  Prepaid pension costs recognized in other assets               $ 5,610             $ 4,879
  Unrecognized amounts, net of amortization:
     Transition assets                                             4,701               5,634
     Prior service costs                                          (2,375)             (2,348)
     Experience gains                                             17,844              19,715
                                                                 $25,780             $27,880

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5% and 5%, respectively, in 1994 and 7.5% and 4%, respectively, in 1993. The effect of the assumption changes on the projected benefit obligation was not significant.

Plan assets were invested in listed equity securities (58%), fixed income funds (20%) and short-term and other investments (22%). Equity securities include 300,300 shares of the Company's common stock, with a fair value of $7,733,000 at September 30, 1994.









                           -15-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note H--Retirement Plans (continued)

The following is a summary of net pension income recognized by the Company:

                                                       1994            1993           1992
                                                              (Thousands of Dollars)
Service cost pertaining to benefits earned during
  the year                                            $(2,410)        $ (1,398)      $(1,258)
Interest cost on projected benefit obligation          (3,292)          (3,247)       (3,052)
Actual net investment income                            3,317           20,354         5,638
Net amortization and deferrals                          3,116          (15,206)         (752)
Net pension income                                    $   731         $    503       $   576

The expected long-term return on plan assets was 9% in 1994, 1993 and 1992.

The Company adopted the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in 1992. SFAS No. 106 requires the estimated cost of life insurance benefits and deferred compensation agreements to be recognized over the period of employment to the date when employees are fully eligible to receive future benefits. The cumulative effect of adopting SFAS No. 106 was to decrease net earnings by $1,550,000 ($0.16 per share) in 1992.

The Company's accumulated postretirement life insurance benefit obligation is as follows:

                                                   1994      1993
                                              (Thousands of Dollars)
Retirees                                          $ 675     $ 731
Active plan participants                            189       202
Accumulated postretirement benefit obligation       864       933
Unrecognized experience losses                      (44)     (151)
Obligation recognized in other liabilities        $ 820     $ 782

The discount rate used in determining the accumulated postretirement life insurance benefit obligation was 8.5% in 1994 and 7.5% in 1993. The Company's expense for postretirement life insurance benefits was $88,000 in 1994, $70,000 in 1993 and $50,000 in 1992.


                           -16-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note I--Income Taxes

Effective as of the beginning of 1992, the Company adopted SFAS No. 109, Accounting for Income Taxes. The new standard requires that an asset and liability approach be applied to accounting for income taxes and provides revised criteria for the recognition of deferred income tax assets. The cumulative prior year effect of adopting SFAS No. 109 was recorded in 1992 and decreased the net loss by $800,000 ($0.08 per share).

The provisions for income taxes pertaining to continuing operations consist of the following:

                                         1994      1993        1992
                                           (Thousands of Dollars)
Currently payable (refundable):
  Federal                              $ 3,828     $ (175)   $(1,388)
  State and foreign                      2,750      1,451      1,376
Deferred                                   795      3,299      1,911
                                       $ 7,373     $4,575    $ 1,899

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% (34% for 1992) to earnings from continuing operations before income taxes is as follows:

                                                                  1994      1993        1992
                                                                    (Thousands of Dollars)
Income taxes at statutory rate                                 $ 8,898     $ 5,715   $ 2,243
State income and foreign taxes, net of federal income
  tax reduction                                                    757         340        65
Nontaxable earnings of Puerto Rican subsidiary and
  foreign affiliates                                            (1,712)     (1,202)     (292)
Reduction of deferred income tax asset valuation
  allowance                                                     (1,000)
Other                                                              430        (278)     (117)
                                                               $ 7,373     $ 4,575   $ 1,899




                           -17-

                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note I--Income Taxes (continued)

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of the end of 1994 and 1993 are as follows:

                                                                      1994            1993
                                                                     (Thousands of Dollars)
Deferred income tax assets:
  Accounts receivable and inventory valuation allowances            $ 4,398          $ 3,861
  Deferred compensation accruals                                      2,425            2,841
  Provision for losses on disposal of discontinued operations         1,004              454
  Credit carryforwards                                                                 1,038
  Other                                                               4,530            5,765
                                                                     12,357           13,959
  Valuation allowance (deduct)                                                        (1,000)
Total deferred income tax assets                                     12,357           12,959

Deferred income tax liabilities:
  Excess tax depreciation                                             2,349            2,773
  Prepaid pension costs                                               1,915            1,766
  Unremitted earnings of Puerto Rican subsidiary                        973              705
  Other                                                                 137              532
Total deferred income tax liabilities                                 5,374            5,776
Net deferred income tax assets                                      $ 6,983          $ 7,183

The valuation allowance for deferred income tax assets was reduced in 1994 because of management s evaluation that such assets will be realized as a result of the Company's ability to generate future taxable income.

The Company has provided for substantially all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided because such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed are not significant.





                           -18-
                  Wolverine World Wide, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




Note J--Litigation

The Company is involved in various environmental claims and other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or results of operations.

Note K--Industry Information

The Company is principally engaged in the manufacture and sale of footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. The Company is also the largest domestic tanner of pigskin, which is used in a significant portion of shoes manufactured and sold by the Company and is sold to other domestic and foreign manufacturers of shoes and other products. Royalty income is derived from licensing the Company's trademarks to domestic and foreign licensees. As part of its footwear business, the Company operates a number of domestic retail shoe stores that sell Company-manufactured products as well as footwear manufactured by unaffiliated companies. Foreign operations consist of a 75%-owned Canadian subsidiary and factories located in the Dominican Republic and Mexico that produce shoe uppers for domestic operations. Export sales, foreign operations and related assets are not significant.

The Company markets its products primarily to customers in the retail sector. Although the Company closely monitors the credit worthiness of its customers and adjusts its credit policies and limits as needed, a substantial portion of its debtors' ability to discharge amounts owed is dependent upon the retail economic environment. The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of consolidated net sales.

Note L--Quarterly Results of Operations (unaudited)

The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16-week period for the fourth quarter.

                  Wolverine World Wide, Inc. and Subsidiaries

Note L--Quarterly Results of Operations (unaudited) (continued)

The following tabulation presents the Company's unaudited quarterly results of operations for 1994 and 1993. Certain reclassifications have been made to the amounts originally reported in the Company's quarterly reports on Form 10-Q to segregate the results of discontinued operations.

                                                                  1994
                                                First      Second        Third      Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                               (Thousands of Dollars, Except Per Share Data)
Net sales and other operating
  income                                      $66,766     $79,319      $91,910     $140,478
Gross margin                                   21,107      24,421       26,905       47,222

Earnings from continuing operations             1,391       2,463        3,757       10,439
Loss from discontinued operations                (100)        (79)         (70)      (1,203)
Net earnings                                  $ 1,291     $ 2,384      $ 3,687     $  9,236

Net earnings (loss) per share:
  Primary:
     Continuing operations                    $   .13     $   .23      $   .34     $    .95
     Discontinued operations                     (.01)       (.01)                     (.11)
                                              $   .12     $   .22      $   .34     $    .84

  Fully diluted                               $   .12     $   .22      $   .33     $    .83

                  Wolverine World Wide, Inc. and Subsidiaries

Note L--Quarterly Results of Operations (unaudited) (continued)

                                                                  1993
                                                First      Second        Third      Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                              (Thousands of Dollars, Except Per Share Data)
Net sales and other operating
  income                                      $ 64,099    $ 63,585     $ 78,820    $116,811
Gross margin                                    18,528      19,076       21,516      37,169

Earnings from continuing operations                825       1,119        2,092       7,718
Loss from discontinued operations                 (125)        (35)         (44)        (58)
Net earnings                                  $    700    $  1,084     $  2,048    $  7,660

Net earnings (loss) per share:
  Primary:
     Continuing operations                    $    .08    $    .11     $    .20    $    .73
     Discontinued operations                      (.01)                                (.01)
                                              $    .07    $    .11     $    .20    $    .72

  Fully diluted                               $    .07    $    .11     $    .19    $    .70

Adjustments recorded in the fourth quarter of 1994 and 1993 relating principally to inventories increased earnings from continuing operations by $615,000 ($0.06 per share) in 1994 and $1,910,000 ($0.18 per share) in
1993.

                         Report of Independent Auditors



Board of Directors
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/  Ernst & Young LLP


Grand Rapids, Michigan
February 16, 1995




















                                   APPENDIX B















































Schedule II -- Valuation and Qualifying Accounts of Continuing Operations

                  Wolverine World Wide, Inc. and Subsidiaries



         Column A                      Column B          Column C        Column D       Column E
                                                         Additions
                                                       (1)       (2)
                                                     Charged   Charged
                                      Balance at     to Costs  to Other                  Balance
                                     Beginning of      and     Accounts- Deductions-    at End of
        Description                     Period       Expenses  Describe   Describe       Period
Fiscal year ended
  December 31, 1994
Deducted from asset accounts:
    Allowance for doubtful accounts   $3,141,000   $1,722,000            $1,353,000(A)  $3,510,000
    Allowance for cash discounts         270,000    1,236,000             1,057,000(B)     449,000
                                      $3,411,000   $2,958,000            $2,410,000     $3,959,000

Fiscal year ended
  January 1, 1994
Deducted from asset accounts:
    Allowance for doubtful accounts   $2,454,000   $2,208,000            $1,521,000(A)  $3,141,000
    Allowance for cash discounts         262,000    1,770,000             1,762,000(B)     270,000
                                      $2,716,000   $3,978,000            $3,283,000     $3,411,000

Fiscal year ended
  January 2, 1993
Deducted from asset accounts:
    Allowance for doubtful accounts   $2,454,000   $1,615,000            $1,615,000(A)  $2,454,000
    Allowance for cash discounts         396,000    1,636,000             1,770,000(B)     262,000
                                      $2,850,000   $3,251,000            $3,385,000     $2,716,000

(A) Accounts charged off, net of recoveries.

(B) Discounts given to customers.













                                                      Commission File No. 1-6024





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549














                                    EXHIBITS
                                       TO
                                   FORM 10-K



                              For the Fiscal Year
                               December 31, 1994













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

 3(b)          Amended and Restated Bylaws.  Previously filed as
               Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

 4(a)          The Certificate of Incorporation, as amended.  See
               Exhibit 3(a) above.

 4(b) Rights Agreement dated as of May 7, 1987, as amended and restated as of October 24, 1990. Previously filed with Amendment No. 1 to the Company's Form 8-A filed November 13, 1990. Here incorporated by reference. This agreement has been amended by the Second Amendment to Rights Agreement included as Exhibit 4(f) below.

 4(c)          Amended and Restated Credit Agreement dated as of
               October 13, 1994 with NBD Bank, N.A. as Agent.

 4(d) Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4(e) The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
               Exhibit 4(d) above. The amount of none of these classes of debt outstanding on March 1, 1995 exceeds 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4(f) Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4(b) above).

10(a) Stock Option Plan of 1979 and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10(b)          1993 Stock Incentive Plan.*  Previously filed as
               Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

Exhibit
Number

10(c) 1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10(d)          Amended and Restated Directors Stock Option Plan.*
               Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(e) Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Company and Thomas D. Gleason.* Previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(f) Employment Agreement dated April 27, 1993, between the Registrant and Geoffrey B. Bloom.* Previously filed as
               Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(g) Executive Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(h) Management Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(i)          Stock Option Loan Program.*  Previously filed as
               Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10(j) Deferred Compensation Agreements with Disability Benefits.* The form of agreement was previously filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
               Exhibit 10(j).

10(k) Deferred Compensation Agreements without Disability Benefits.* The form of agreement was previously filed as Exhibit (j) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
               Exhibit 10(k).

                           -2-
Exhibit
Number

10(l) Executive Long-Term Incentive (Three Year) Plans for the years 1991 to 1993 and 1992 to 1994.* Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10(m) Executive Long-Term Incentive (Three Year) Plan for the three year period 1993-1995.* Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10(n) Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.* Previously filed as
               Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(o) Termination of Employment and Change of Control Agreements.* The form of agreement was previously filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
               Exhibit 10(o).

10(p) Indemnification Agreements.* The form of agreement was previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10(p).

10(q)          Supplemental Retirement Benefits.*  Previously filed as
               Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10(r) Benefit Trust Agreement dated May 19, 1987, and Amendments Numbers 1, 2 and 3 thereto.* Previously filed as
               Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10(s) Supplemental Director's Fee Arrangement dated April 27, 1993, between the Company and Phillip D. Matthews.* Previously filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10(t) Letter Agreement dated May 2, 1994, between the Company and George A. Andrews*

                           -3-
Exhibit
Number

10(u) 1984 Executive Incentive Stock Purchase Plan and amendment.* Previously filed as Exhibit (h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10(v) Asset Purchase Agreement dated January 29, 1993, concerning the sale of the Brooks Business. Previously filed as Exhibit No. 2 to the Company's Current Report on Form 8-K filed February 1, 1993. Here incorporated by reference.

10(w) Agreements relating to the sale of the assets of the three European Subsidiaries associated with the Brooks Business. Previously filed as Exhibits 2(a), 2(b) and 2(c) to the Company's Current Report on Form 8-K filed July 8, 1993. Here incorporated by reference.

10(x) Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as Exhibit 10(x) to the Company's Quarterly Report on
               Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(y) Employment Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
               Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(z) Restricted Stock Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
               Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10(aa)         1994 Directors' Stock Option Plan.*  Previously filed as
               Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney

27        Financial Data Schedule
___________________________
*Management contract or compensatory plan or arrangement.
                           -4-