Form 10-Q
period 1995-03-25
WOLVERINE WORLD WIDE INC /DE/
filed 1995-05-09
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the first twelve week accounting period ended March 25, 1995

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

                  Yes ____X____                  No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    There were 16,852,434 shares of Common Stock, $1 par value, outstanding as of April 20, 1995, of which 534,327 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split payable on May 15, 1995, on shares outstanding at the close of business on May 1, 1995.






                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of dollars)
                                        March 25,  December 31, March 26,
                                          1995         1994       1994
                                       (Unaudited)   (Audited) (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents               $  3,286    $  2,949     $  3,160
Accounts receivable, less allowances
    March 25, 1995 - $4,323
    December 31, 1994 - $3,959
    March 26, 1994 - $3,242               64,299      70,669       55,084
Inventories:
    Finished products                     64,218      48,637       49,495
    Raw materials and work in process     32,244      30,388       31,131
                                          96,462      79,025       80,626

Other current assets                      11,733      14,902       12,310
Net current assets of
    discontinued operations                2,066         991        3,548

    TOTAL CURRENT ASSETS                 177,846     168,536      154,728

PROPERTY, PLANT & EQUIPMENT
Gross cost                                99,543      97,028       92,619
Less accumulated depreciation            (63,398)    (61,680)     (60,101)
                                          36,145      35,348       32,518

OTHER ASSETS                              26,848      26,267       26,322

TOTAL ASSETS                            $240,839    $230,151     $213,568

See notes to consolidated condensed financial statements.












                           -2-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
                             (Thousands of dollars)
                                               March 25,  December 31, March 26,
                                                 1995         1994       1994
                                              (Unaudited)   (Audited) (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks                         $  2,467    $  1,432     $  1,980
Accounts payable and other accrued
  liabilities                                    40,241      41,284       36,142
Current maturities of long-term debt                170         304        4,720

TOTAL CURRENT LIABILITIES                        42,878      43,020       42,842

LONG-TERM DEBT, less current maturities          52,701      43,482       44,663

OTHER NONCURRENT LIABILITIES                     10,700      11,125        9,772

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
  25,000,000 shares; shares issued
  (including shares in treasury):
     March 25, 1995 - 16,740,362 shares
     December 31, 1994 - 16,705,013 shares
     March 26, 1994 - 16,496,812 shares          16,740      11,315       11,225
Additional paid-in-capital                       19,771      25,004       24,478
Retained earnings                               103,803     101,873       87,855
Accumulated translation adjustments                 246         332          341
Cost of shares in treasury:
        March 25, 1995 - 533,992 shares
        December 31, 1994 - 533,992 shares
        March 26, 1994 - 681,778 shares          (6,000)     (6,000)      (7,608)

TOTAL STOCKHOLDERS' EQUITY                      134,560     132,524      116,291

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $240,839    $230,151     $213,568

See notes to consolidated condensed financial statements.









                           -3-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF OPERATIONS
                 (Thousands of dollars, except per share data)
                                  (Unaudited)
                                                      12 Weeks Ended
                                                   March 25,    March 26,
                                                     1995         1994
Net sales and other operating income           $    76,331   $    66,766

Cost of products sold                               53,543        45,659
Gross margin                                        22,788        21,107

Selling and administrative expenses                 18,913        18,229
Operating income                                     3,875         2,878

Other expenses (income):
    Interest expense                                   701           740
    Interest income                                  (228)          (75)
    Other - net                                      (217)           162
                                                       256           827

Earnings from continuing operations
    before income taxes                              3,619         2,051

Income taxes                                         1,122           660
Earnings from continuing operations                  2,497         1,391
Loss from discontinued operations,
    net of income taxes                                 --         (100)

NET EARNINGS                                   $     2,497   $     1,291

Primary earnings (loss) per share:
    Continuing operations                      $      0.15   $      0.09
    Discontinued operations                             --        (0.01)
Net earnings                                   $      0.15   $      0.08

Fully diluted earnings per share               $      0.15   $      0.08

Cash dividends per share                       $    0.0333   $    0.0267

Shares used for net earnings
  per share computation:
    Primary                                     16,683,028    16,113,234
    Fully diluted                               16,718,468    16,527,577

See notes to consolidated condensed financial statements.



                           -4-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)
                                                      12 Weeks Ended
                                                   March 25,     March 26,
                                                     1995          1994
OPERATING ACTIVITIES
    Net earnings                                   $ 2,497        $ 1,391
    Depreciation, amortization and other
      non-cash items                                   657           708
    Loss from discontinued operations                  --           (100)
    Changes in operating assets and liabilities:
        Accounts receivable                          6,370         7,217
        Inventories                                (17,437)      (13,771)
        Other current assets                         2,094           617
        Accounts payable and other accrued
          liabilities                               (1,043)        4,667

NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        (6,862)          729

FINANCING ACTIVITIES
    Proceeds from long-term borrowings              12,090         8,000
    Payments of long-term borrowings                (3,005)       (7,012)
    Proceeds from short-term borrowings              3,035            --
    Payments of short-term borrowings               (2,000)           --
    Cash dividends                                    (567)         (422)
    Proceeds from shares issued under
        employee stock plans                           192         1,478
    Other                                               --            32

NET CASH PROVIDED BY FINANCING ACTIVITIES             9,745         2,076

INVESTING ACTIVITIES
    Additions to property, plant and equipment      (2,515)       (2,011)
    Other                                              (31)       (1,364)

        NET CASH USED IN INVESTING ACTIVITIES       (2,546)       (3,375)

    INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                           337          (570)

Cash and cash equivalents at beginning of year       2,949         3,730

        CASH AND CASH EQUIVALENTS
            AT END OF FIRST QUARTER                $ 3,286       $ 3,160

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.
                           -5-
                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 25, 1995


NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain amounts in 1994 have been reclassified to conform with the presentation used in 1995.

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

NOTE C - Common Stock

On March 10, 1994, the Company announced a 3-for-2 stock split on shares outstanding on March 21, 1994. Also, on April 19, 1995, the Company announced an additional 3-for-2 stock split on shares outstanding on May 1, 1995. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock splits.

NOTE D - Earnings Per Share

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock splits described in Note C had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary and fully diluted earnings per share.








                           -6-
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations - Comparisons Of First Quarter 1995 To First Quarter
1994

First quarter net sales of $76.3 million for 1995 exceeded 1994 levels by $9.5 million, (a 14.2% increase). Strong shipments by the Wolverine Footwear Group, a 35.0% increase, accounted for $9.3 million of the quarterly sales increase with an additional increase of $1.8 million being generated by the Leather division. These increases were offset by lower shipments to the Department of Defense and a reduction in sales to Company owned and independently operated Hush Puppies Retail locations. Increased Department of Defense shipments are scheduled for the third and fourth quarter of 1995. However, shipments to Company owned stores will be lower in 1995, a result of the retail repositioning conducted in 1994.

Gross margin as a percentage of net sales for the first quarter of 1995 was 29.9% compared to the prior year level of 31.6%. Improved margins were recorded in the Wolverine Footwear Group and Wolverine Leathers. These improvements were offset by decreases in the Hush Puppies Company, resulting from the soft retail climate, as well as inventory provisions recorded to dispose of slow moving items.

Selling and administrative costs totaling $18.9 million (24.8% of net sales) for the first quarter of 1995 remained relatively stable with the first quarter 1994 levels of $18.2 million (27.3% of net sales). Advertising and distribution costs associated with the increased sales volume and investments in core brands increased these costs by $1.6 million. These increases were offset by reductions in fringe benefit and selling expenses. We are anticipating that annualized selling and administrative costs will normalize as a percentage of net sales in a range approximating 1994 levels.

Interest expense for both the first quarter of 1995 and 1994 was $.7 million. Total interest expense reflects a reduction of the interest rate on the senior notes. However, this rate reduction was offset by increases in the variable rates on the Company s revolver debt and increases in the average borrowings outstanding.

The effective income tax rates on net earnings decreased in 1995 from 1994
levels (31.0% compared to 32.2%) for the first   quarter.  The decrease was
caused by a higher percentage of pre-tax earnings being attributable to non-taxable net earnings of foreign subsidiaries.

Net earnings of $2.5 million ($.15 per share) for the twelve weeks ended
March 25, 1995 compares favorably to earnings from continuing operations of $1.4 million ($.09 per share) for the respective period of 1994. The earnings mix continues to be diversified as approximately 50% of earnings were from domestic operations with the balance being generated from international operations. Increased earnings are primarily a result of the items noted above.


                           -7-
Financial Condition, Liquidity and Capital Resources

Accounts receivable of $64.3 million at March 25, 1995 reflects a decrease of $6.4 million and an increase of $9.2 million as compared to the balances at December 31, 1994 and March 26, 1994, respectively. Inventories of $96.5. million at March 25, 1995 reflect an increase of $17.5 million and $15.9 million over the balances at December 31, 1994 and March 26, 1994, respectively. The increases are generally related to sales volume increases and additional inventory required to meet future demand in both wholesaling and manufacturing operations. Also, these working capital needs were financed through increases in revolver debt as total proceeds increased $4.1 million over the first quarter of 1994 and payments on long-term debt decreased by an additional $4.0 million.

Other current assets totaling $13.8 million at March 25, 1995 reflect a $2.1 million decrease from December 31, 1994 and March 26, 1994. The decreases primarily reflect the disposition of the assets related to discontinued operations in prior years.

Total interest bearing debt of $55.3 million on March 25, 1995 compares to $45.2. million and $51.4 million at December 31, 1994 and March 26, 1994, respectively. The increase in debt since December 31, 1994 reflects the seasonal working capital requirements of the Company. The Company is currently examining its long term capital requirements as the growth of the Company will require increases in capital needs over the next several years. Long term opportunities are being evaluated to supplement cash flow from future earnings and existing credit facilities to assure that the Company s requirements can be met.

The first quarter 1995 dividend declared of $.0333 per share of common stock represents a 24.7% increase over the $.0267 per share declared for the first quarter of 1994. The dividend is payable May 1, 1995 to stockholders of record on April 3, 1995. Additionally, the Board of Directors approved a 3-for-2 stock split for holders of record on May 1, 1995 and an additional quarterly dividend increase of 5.0%.


                          PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders.

On April 19, 1995, the Company held its 1995 Annual Meeting of
Stockholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 1998; to consider and approve the 1995 Stock Incentive Plan; and to consider and ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:




                           -8-

       Name of Candidate                   Shares Voted
       Geoffrey B. Bloom           For                   8,973,069
                                   Authority Withheld       21,899
                                   Broker Non-votes              0

       David T. Kollat             For                   8,973,338
                                   Authority Withheld       21,630
                                   Broker Non-votes              0

       David P. Mehney             For                   8,973,244
                                   Authority Withheld       21,724
                                   Broker Non-votes              0

       Timothy J. O'Donovan        For                   8,972,894
                                   Authority Withheld       22,074
                                   Broker Non-votes              0

The stockholders voted to approve the 1995 Stock Incentive Plan. The following sets forth the results of the voting with respect to this matter:

                              Shares Voted
                      For                 7,323,549
                      Against             1,579,818
                      Abstentions            91,601
                      Broker Non-votes            0

The stockholders voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                              Shares Voted
                      For                 8,988,436
                      Against                 3,412
                      Abstentions             3,120
                      Broker Non-votes            0









                           -9-
ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number                              Document

3.1       Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

3.3       Amendment to Bylaws.

4.1       Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

4.2 Rights Agreement dated as of May 7, 1987, as amended and restated as of October 24, 1990. Previously filed with Amendment No. 1 to the Company's Form 8-A filed November 13, 1990. Here incorporated by reference. This agreement has been amended by the Second Amendment to Rights Agreement included as Exhibit 4.6 below.

4.3 Amended and Restated Credit Agreement dated as of October 13, 1994 with NBD Bank, N.A. as Agent. Previously filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.6 Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4.2 above). Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

10.1 Supplemental Director's Fee Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.

                           -10-

10.2 Restricted Stock Agreement as of March 27, 1995, between the Company and Phillip D. Matthews.

10.3 1995 Stock Incentive Plan. Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

27        Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.










































                           -11-
                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WOLVERINE WORLD WIDE, INC.
                                     AND SUBSIDIARIES


May 9, 1995                          s/ Geoffrey B. Bloom
                                     Geoffrey B. Bloom
                                     President and Chief Executive Officer
                                     (Duly Authorized Signatory for Registrant)


May 9, 1995                          s/ Stephen L. Gulis, Jr.
                                     Stephen L. Gulis, Jr.
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Signatory of Registrant)
































                           -12-
                          EXHIBIT INDEX


Exhibit
Number                              Document

3.1          Certificate of Incorporation, as amended.  Previously filed as
             Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

3.3          Amendment to Bylaws.

4.1          Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

4.2 Rights Agreement dated as of May 7, 1987, as amended and restated as of October 24, 1990. Previously filed with Amendment No. 1 to the Company's Form 8-A filed November 13, 1990. Here incorporated by reference. This agreement has been amended by the Second Amendment to Rights Agreement included as Exhibit 4.6 below.

4.3 Amended and Restated Credit Agreement dated as of October 13, 1994 with NBD Bank, N.A. as Agent. Previously filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.6 Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4.2 above). Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

10.1 Supplemental Director's Fee Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.



                           -13-
10.2 Restricted Stock Agreement as of March 27, 1995, between the Company and Phillip D. Matthews.

10.3 1995 Stock Incentive Plan. Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

27      Financial Data Schedule













































                           -14-