Form 10-Q
period 1995-06-17
WOLVERINE WORLD WIDE INC /DE/
filed 1995-08-01
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the second twelve week accounting period ended June 17, 1995

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  __X__        No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    There were 16,988,951 shares of Common Stock, $1 par value, outstanding as of July 12, 1995, of which 562,903 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split paid on May 15, 1995, on shares outstanding at the close of business on May 1, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                   WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Thousands of dollars)

                                          June 17,   December 31,   June 18,
                                            1995        1994          1994
                                        (Unaudited)  (Audited)     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $   2,396    $  2,949    $  2,215
  Accounts receivable, less allowances
    June 17, 1995 - $4,961
    December 31, 1994 - $3,959
    June 18, 1994 - $3,975                   73,317      70,669      61,953
  Inventories:
    Finished products                        70,942      48,637      55,594
    Raw materials and work in process        38,917      30,388      30,936
                                            109,859      79,025      86,530

  Other current assets                       15,098      14,902      12,327
  Net current assets of
      discontinued operations                 1,403         991       3,327

    TOTAL CURRENT ASSETS                    202,073     168,536     166,352

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                102,215      97,028      94,335
  Less accumulated depreciation             (64,258)    (61,680)    (60,759)
                                             37,957      35,348      33,576

OTHER ASSETS                                 23,841      26,267      27,140


TOTAL ASSETS                              $ 263,871    $230,151    $227,068

See notes to consolidated condensed financial statements.


                       -2-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
                             (Thousands of dollars)

                                             June 17,   December 31,   June 18,
                                               1995        1994          1994
                                           (Unaudited)  (Audited)    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                    $      2,881    $  1,432  $   5,225
  Accounts payable and
     other accrued liabilities                    40,626      41,284     38,315
  Current maturities of long-term debt               120         304      4,719

  TOTAL CURRENT LIABILITIES                       43,627      43,020     48,259

LONG-TERM DEBT (less current maturities)          69,702      43,482     50,644

OTHER NONCURRENT LIABILITIES                      10,950      11,125      9,828

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
   25,000,000 shares; shares issued
   (including shares in treasury):
     June 17, 1995 - 16,982,623 shares
     December 31, 1994 - 16,705,013 shares
     June 18, 1994 - 16,496,812 shares            16,983      11,315     11,240
  Additional paid-in capital                      21,651      25,004     24,561
  Retained earnings                              107,136     101,873     89,784
  Accumulated translation adjustments                340         332        361
  Cost of shares in treasury:
    June 17, 1995 - 562,645 shares
    December 31, 1994 - 533,992 shares
    June 18, 1994 - 681,817 shares                (6,518)     (6,000)    (7,609)

  TOTAL STOCKHOLDERS' EQUITY                     139,592     132,524    118,337

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $263,871    $230,151   $227,068


See notes to consolidated condensed financial statements.



                       -3-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS
                                   OF OPERATIONS
                  (Thousands of dollars, except per share data)
                                   (Unaudited)

                                        12 Weeks Ended        24 Weeks Ended
                                     June 17,    June 18,   June 17,    June 18,
                                       1995        1994       1995        1994

Net sales and other operating
  income                           $ 86,289     $79,319    $162,620    $146,085
Cost of products sold                58,799      54,898     112,342     100,557
Gross margin                         27,490      24,421      50,278      45,528
Selling and administrative
  expenses                           21,172      19,423      40,085      37,652
Operating income                      6,318       4,998      10,193       7,876
Other expenses (income):
  Interest expense                      952         876       1,653       1,616
  Interest income                      (177)       (121)       (405)       (196)
  Other - net                          (104)        619        (321)        781
                                        671       1,374         927       2,201

Earnings from continuing
  operations
  before income taxes                 5,647       3,624       9,266       5,675
Income taxes                          1,750       1,161       2,872       1,821
Earnings from continuing
  operations                          3,897       2,463       6,394       3,854
Loss from discontinued
  operations, net of income
  taxes                                   -          79           -         179

NET EARNINGS                       $  3,897     $ 2,384     $ 6,394     $ 3,675

Primary earnings (loss)
  per share:
  Continuing operations            $   0.23     $  0.15     $  0.38     $  0.24
  Discontinued operations                 -       (0.01)          -       (0.02)
Net earnings                       $   0.23     $  0.14     $  0.38     $  0.22

Fully diluted earnings per share   $   0.23     $  0.14     $  0.38     $  0.22

Cash dividends per share           $  0.035     $ 0.027     $ 0.068     $ 0.053




                       -4-

 Shares used for net earnings
  per share computation:
    Primary                      16,880,294  16,384,935  16,779,264  16,302,118
    Fully diluted                16,880,294  16,534,935  16,823,293  16,559,262

See notes to consolidated condensed financial statements.












































                       -5-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)
                                                               24 Weeks Ended
                                                        June 17,        June 18,
                                                          1995            1994
OPERATING ACTIVITIES
  Net earnings from continuing operations              $    6,394      $  3,853
  Depreciation, amortization and other non-cash items       1,696           489
  Loss from discontinued operations                             -          (178)
  Changes in operating assets and liabilities:
    Accounts receivable                                    (2,648)          414
    Inventories                                           (30,834)      (19,302)
    Other current assets                                     (608)          490
    Accounts payable and other accrued liabilities           (658)        6,732

  NET CASH USED IN OPERATING ACTIVITIES                   (26,658)       (7,502)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                       38,181        15,981
  Payments of long-term borrowings                        (12,145)       (9,013)
  Proceeds from short-term borrowings                       3,449         4,388
  Payments of short-term borrowings                        (2,000)       (1,111)
  Cash dividends                                           (1,131)         (877)
  Proceeds from shares issued under employee
    stock plans                                             1,797         1,576

    NET CASH PROVIDED BY FINANCING ACTIVITIES              28,151        10,944

 INVESTING ACTIVITIES
  Additions to property, plant and equipment               (5,187)       (3,727)
  Other                                                     3,141        (1,230)

    NET CASH USED IN INVESTING ACTIVITIES                  (2,046)       (4,957)

 DECREASE IN CASH AND CASH EQUIVALENTS                       (553)       (1,515)

Cash and cash equivalents at beginning of year              2,949         3,730

  CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER   $    2,396      $  2,215

( ) - Denotes reduction in cash and cash equivalents

See notes to consolidated condensed financial statements.

                       -6-

                  WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 17, 1995



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

NOTE B - Fluctuations

The Company's sales are seasonal, particularly in its major divisions, Hush Puppies (registered trademark) and the Wolverine Footwear Group. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

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



                       -7-
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations - Comparison Of Second Quarter 1995 To Second Quarter
1994

Second quarter net sales of $86.3 million for 1995 exceeded 1994 levels by $7.0 million (an 8.8% increase), and 1995 year-to-date sales of $162.6 million compares to $146.1 million recorded for the comparable period of 1994. The strong performance of the Wolverine Footwear Group continued, accounting for $5.4 million of the quarterly sales increase and $14.9 million of the year-to-date increase. In addition, second quarter increases of $3.2 million were generated by United States Department of Defense contracts, which helped offset a $1.0 million decrease in the retail division, resulting from the retail repositioning conducted in 1994.

Gross margin as a percentage of net sales for the second quarter of 1995 was 31.9% compared to the prior year level of 30.8%. Year-to-date margin of 30.9% for 1995 compares to 31.2% for 1994. Improved margins were recorded in the Wolverine Footwear Group through increased licensing revenues and manufacturing and sourcing efficiencies. The gross margin improvement also reflects the strong performance of the leather division which reported an 11 percentage point margin increase. These improvements were offset by decreases in the Hush Puppies Wholesale Division, resulting from continuing margin pressures in the soft retail climate.

Selling and administrative costs totaling $21.2 million for the second quarter of 1995 were $1.8 million (9.0%) higher than the second quarter 1994 levels of $19.4 million. Both years represent 24.5% of net sales, indicating that expense controls remain strong. Distribution costs associated with the increased sales volume and advertising and promotional investments in the Wolverine Footwear Group accounted for $1.0 million of the increase. Year-to-date selling and administrative expenses of $40.1 million (24.6% of net sales) is comparable to $37.7 million (25.8% of net sales) in 1994. The year-to-date increases are principally associated with advertising, promotional and distribution costs.

Interest expense for the second quarter of 1995 was $1.0 million, compared to $.9 million for the same period of 1994. Year-to-date interest expense for 1995 of $1.7 million remains consistent with 1994 levels of $1.6 million. The 1995 interest expense totals reflect a reduction in average borrowing cost offset by an increase in borrowings outstanding.

The effective income tax rate decreased in 1995 from 1994 levels (31.0% compared to 32.0%) for both the second quarter and year-to-date periods. The decrease was caused by a higher percentage of the pre-tax earnings being attributable to the non-taxable net earnings of foreign subsidiaries.



                       -8-
Net earnings from continuing operations of $3.9 million ($.23 per share) for the twelve weeks ended June 17, 1995 compares favorably to earnings of $2.5 million ($.15 per share) for the respective period of 1994. Year-to-date earnings from continuing operations of $6.4 million ($.38 per share) in 1995 compares with earnings of $3.9 million ($.24 per share) for the same period of 1994. Increased earnings are primarily a result of the items noted above.

Financial Condition, Liquidity and Capital Resources

Accounts receivable of $73.3 million at June 17, 1995 reflects an increase of $11.4 million and $2.6 million over the balance at June 18, 1994 and December 31, 1994, respectively. Inventories of $109.9 million at June 17, 1995 reflects an increase of $23.3 million and $30.8 million over the balance at June 18, 1994 and December 31, 1994, respectively. The accounts receivable increase is related to the increased volume and timing differences in the second quarter shipping. The increased inventory levels are considered necessary to meet future demand in both wholesaling and manufacturing operations. However, aggressive inventory targets have been established for the third and fourth quarters to reduce inventories to levels which will be commensurate with the growth of the Company's wholesale businesses.

Other current assets totaling $15.1 million at June 17, 1995 reflect a $2.8 million increase from June 18, 1994 and a $.2 million increase from December 31, 1994. The increases primarily reflect a change in the current portion of notes receivable.

Total interest bearing debt of $72.7 million on June 17, 1995 compares to $60.6 million and $45.2 million at June 18, 1994 and December 31, 1994, respectively. The increase in debt since January 1, 1994 reflects the seasonal working capital requirements of the Company and the increase over June 18, 1994 reflects the additional investment in inventories for activities in the second half of 1995. The Company is currently examining its long term capital requirements as the growth of the Company will require increases in capital funding over the next several years. Long term opportunities are being evaluated to supplement cash flows from future earnings and to modify existing credit facilities to assure that the Company's future capital requirements can be met.

The Company issued $30.0 million of senior debt during the third quarter of 1994 with an interest rate of 7.81% to replace $21.4 million of existing 10.4% senior debt and to reduce balances outstanding under a revolving credit facility. Additionally, the long-term revolving debt scheduled to expire in June 1995 was renegotiated during 1994 to provide more favorable terms and conditions and was extended through June 1998.

The 1995 second quarter dividend declared of $.035 per share of common stock represents a 29.6% increase over the $.027 per share (post split)


                       -9-
declared for the second quarter of 1994. The dividend is payable August 1, 1995 to stockholders of record on July 3, 1995.

The Company's increased capital investment has resulted in a $.8 million increase in depreciation expense for the year-to-date 1995 over the same period of 1994. Also included in other non-cash items in the statement of cash flows is a $.5 million reduction of cash surrender value due to the collection of death benefits.

During the fourth quarter of 1994, the Company adopted a formal plan to withdraw from its Lamont's leased shoe department business, which resulted in a charge to 1994 fourth quarter earnings of $1.2 million. The Company negotiated an early exit, which was executed on July 15, 1995.


PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number                       Document

3.1   Certificate of Incorporation, as amended.  Previously filed as an
      Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

3.3 Amendment to Bylaws. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

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

                      -10-
Exhibit
Number                       Document

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

27    Financial Data Schedule.

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WOLVERINE WORLD WIDE, INC.
                               AND SUBSIDIARIES



July 31, 1995                  s/  Geoffrey B. Bloom
Date                           Geoffrey B. Bloom
                               President and Chief Executive Officer
                               (Duly Authorized Signatory for Registrant)



July 31, 1995                  s/  Stephen L. Gulis, Jr.
Date                           Stephen L. Gulis, Jr.
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer and Duly
                               Authorized Signatory of Registrant)

                            EXHIBIT INDEX

Exhibit
Number                       Document

3.1   Certificate of Incorporation, as amended.  Previously filed as an
      Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

3.3 Amendment to Bylaws. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

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

27    Financial Data Schedule.