Form 10-Q
period 1995-09-09
WOLVERINE WORLD WIDE INC /DE/
filed 1995-10-23
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                                     FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the third twelve week accounting period ended September 9, 1995

                                        OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _______ to ________

                           Commission File Number 1-6024

                            WOLVERINE WORLD WIDE, INC.
               (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                38-1185150
     (State or Other Jurisdiction of     (IRS Employer Identification No.)
      Incorporation or Organization)


            9341 COURTLAND DRIVE, ROCKFORD, MICHIGAN          49351
            (Address of Principal Executive Offices)        (Zip Code)


                                  (616) 866-5500
                (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             Yes  __X__       No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

    There were 17,011,227 shares of Common Stock, $1 par value, outstanding as of September 30, 1995 of which 562,903 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split paid on May 15, 1995, on shares outstanding at the close of business on May 1, 1995.


                                        PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                 WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (THOUSANDS OF DOLLARS)
                                                         September 9,      December 31,      September 10,
                                                             1995             1994              1994
                                                          (UNAUDITED)       (AUDITED)        (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $        1,950      $     2,949       $     2,103
  Accounts receivable, less allowances
     September 9, 1995 - $5,296
     December 31, 1994 - $3,959
     September 10, 1994 - $4,708                            85,615           70,669            71,588
  Inventories:
     Finished products                                      68,388           48,637            51,094
     Raw materials and work in process                      41,994           30,388            33,265
                                                           110,382           79,025            84,359

  Other current assets                                      14,932           14,902            10,912
  Net current assets of discontinued operations                 75              991             3,727

TOTAL CURRENT ASSETS                                       212,954          168,536           172,689

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                               102,364           97,028            96,195
  Less accumulated depreciation                             62,969           61,680            62,087
                                                            39,395           35,348            34,108

OTHER ASSETS                                                24,084           26,267            27,558



TOTAL ASSETS                                        $      276,433      $   230,151       $   234,355


See notes to consolidated condensed financial statements.







                                             -2-

                                 WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                                           (THOUSANDS OF DOLLARS)
                                                      September 9,     December 31,     September 10,
                                                         1995             1994             1994
                                                      (UNAUDITED)       (AUDITED)       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $     2,936     $      1,432     $      2,822
  Accounts payable and other accrued liabilities        36,415           41,284           34,566
  Current maturities of long-term debt                     120              304              433
TOTAL CURRENT LIABILITIES                               39,471           43,020           37,821

LONG-TERM DEBT (less current maturities)                80,700           43,482           64,520

OTHER NONCURRENT LIABILITIES                            11,304           11,125           10,362

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
     25,000,000 shares; shares issued
     (including shares in treasury):
        September 9, 1995 - 17,007,082 shares
        December 31, 1994 - 16,705,013 shares
        September 10, 1994 - 16,535,260 shares          17,007           11,315           11,251
  Additional paid-in capital                            21,833           25,004           24,641
  Retained earnings                                    112,343          101,873           93,048
  Accumulated translation adjustments                      298              332              398
  Cost of shares in treasury:
     September 9, 1995 - 562,903 shares
     December 31, 1994 - 533,992 shares
     September 10, 1994 - 683,992 shares                (6,523)          (6,000)          (7,686)

TOTAL STOCKHOLDERS' EQUITY                             144,958          132,524          121,652

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $  276,433      $   230,151       $  234,355


See notes to consolidated condensed financial statements.






                                             -3-

                                 WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED CONDENSED STATEMENTS
                                                OF OPERATIONS
                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)
                                                        12 WEEKS ENDED             6 WEEKS ENDED
                                                 September 9,  September 10,  September 9, September 10,
                                                    1995           1994          1995        1994
NET SALES AND OTHER OPERATING INCOME              $  100,460    $   91,910    $   63,080    $  237,995

Cost of products sold                                 71,707        65,005       184,049       165,562
GROSS MARGIN                                          28,753        26,905        79,031        72,433

Selling and administrative expenses                   20,053        20,222        60,138        57,874
OPERATING INCOME                                       8,700         6,683        18,893        14,559

OTHER EXPENSES (INCOME):
  Interest expense                                     1,489         1,272         3,142         2,888
  Interest income                                       (155)         (132)         (560)         (328)
  Other - net                                            (83)           15          (404)          796
                                                       1,251         1,155         2,178         3,356

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  7,449         5,528        16,715        11,203
Income taxes                                           2,242         1,771         5,114         3,592

EARNINGS FROM CONTINUING OPERATIONS                    5,207         3,757        11,601         7,611
Loss from discontinued operations,
  net of income taxes                                      -            70             -           249

NET EARNINGS                                      $    5,207    $    3,687    $   11,601    $    7,362

PRIMARY EARNINGS (LOSS) PER SHARE:
  Continuing operations                           $      .31    $      .23    $      .69    $      .47
  Discontinued operations                                  -             -             -          (.02)
Net earnings                                      $      .31    $      .23    $      .69    $      .45

Fully diluted earnings per share                  $      .31    $      .23    $      .69    $      .45

CASH DIVIDENDS PER SHARE                          $     .035    $     .027    $     .103    $     .080

SHARES USED FOR NET EARNINGS
  PER SHARE COMPUTATION:
     Primary                                      16,974,116    16,362,308    16,819,285    16,322,601
     Fully diluted                                17,003,586    16,659,728    16,900,529    16,638,534

See notes to consolidated condensed financial statements.
                                             -4-

                                 WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            (THOUSANDS OF DOLLARS)
                                                 (UNAUDITED)
                                                                  36 WEEKS ENDED
                                                            September 9,    September 10,
                                                               1995             994
OPERATING ACTIVITIES
  Net earnings from continuing operations                $      11,601     $     7,611
  Depreciation, amortization and other non-cash items            3,242           1,898
  Loss from discontinued operations                                -              (249)
  Changes in operating assets and liabilities:
    Accounts receivable                                        (14,946)         (9,438)
    Inventories                                                (31,357)        (17,534)
    Other current assets                                         2,886           1,899
    Accounts payable and other accrued liabilities              (4,869)          3,209

       NET CASH USED IN OPERATING ACTIVITIES                   (33,443)        (12,604)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                            58,181          38,000
  Payments of long-term borrowings                             (21,147)        (21,442)
  Proceeds from short-term borrowings                            3,504          1 ,189
  Payments of short-term borrowings                             (2,000)           (315)
  Cash dividends                                                (1,131)         (1,300)
  Proceeds from shares issued under employee stock plans         1,998           1,590

       NET CASH PROVIDED BY FINANCING ACTIVITIES                39,405          17,722

INVESTING ACTIVITIES
  Additions to property, plant and equipment                    (8,448)         (5,587)
  Other                                                          1,487          (1,158)

       NET CASH USED IN INVESTING ACTIVITIES                    (6,961)         (6,745)

DECREASE IN CASH AND CASH EQUIVALENTS                             (999)         (1,627)

Cash and cash equivalents at beginning of year                   2,949           3,730

CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER        $       1,950     $     2,130

( ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

                                             -5-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 9, 1995


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

NOTE B - FLUCTUATIONS

The Company's sales are seasonal, particularly in its major divisions, Hush Puppies<reg-trade-mark> and the Wolverine Footwear Group. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

NOTE C - COMMON STOCK

On March 10, 1994, the Company announced a 3-for-2 stock split on shares outstanding on March 21, 1994. Also, on April 19, 1995, the Company announced an additional 3-for-2 stock split on shares outstanding on May 1, 1995. All share and per share data have been retroactively adjusted for the increased shares resulting from these stock splits.


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





                                             -6-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF THIRD QUARTER 1995 TO THIRD QUARTER
1994

Third quarter net sales and other operating income of $100.5 million for 1995 exceeded 1994 levels by $8.6 million (a 9.3% increase), and 1995 year-to-date net sales of $263.1 million compares to $238.0 million recorded for the comparable period of 1994 (a 10.5% increase). The strong performance of the Wolverine Footwear Group continued, accounting for $6.8 million of the quarterly net sales and other operating income increase and $21.5 million of the year-to-date increase. Current year third quarter increases of $3.0 million and year-to-date increases of $4.6 million generated by United States Department of Defense contracts helped offset a $1.3 million third quarter decrease in the Hush Puppies Retail Division, a result of a 1994 decision to downsize the retail operations. Sales in the Hush Puppies Wholesale
Division remained flat due to the generally difficult retail environment for apparel and footwear in the United States. The Leather and Tru-Stitch Divisions recognized slight sales increases which are in line with the Company's plan.

Gross margin as a percentage of net sales and other operating income for the third quarter of 1995 was 28.6% compared to the prior year level of 29.3%. Year-to-date gross margin of 30.0% for 1995 compares to 30.4% for 1994. Improved margins were recorded in the Wolverine Footwear Group through increased licensing revenues and manufacturing and sourcing efficiencies. The Leather Division continued its strong performance reporting a year-to-date $1.8 million gross margin increase. The increase in gross margin was achieved by significant reductions in fixed costs, a shift in product mix to higher value added products and price adjustments. These improvements were offset by decreases in the Hush Puppies Wholesale and Retail Divisions, resulting from the continued soft retail climate which impacts both initial wholesale margins and retail promotional pricing requirements.

Selling and administrative costs totaling $20.0 million (20.0% of net sales) for the third quarter of 1995 remained relatively consistent with the 1994 third quarter levels of $20.2 million (22.0% of net sales). Year-to-date selling and administrative expenses of $60.1 million (22.9% of net sales) in 1995 are comparable to $57.9 million (24.3% of net sales) in 1994. Year-to-date selling, advertising and distribution costs associated with the increased sales volume combined with advertising and promotional investments for Wolverine Brand accounted for $4.3 million of the increase. Offsetting decreases in direct selling costs were reported in the Hush Puppies Retail Division totaling $.9 million, which were due to the strategic repositioning of the Hush Puppies Retail Division. Hush Puppies Wholesale distribution costs have decreased 13% from $3.1 million to $2.7 million, reflecting the implementation of a new incentive wage program designed to reduce costs through increased productivity.

                                             -7-
Interest expense for the third quarter of 1995 was $1.5 million, compared to $1.3 million for the same period of 1994. Year-to-date interest expense for 1995 and 1994 was $3.1 million and $2.9 million, respectively. The 1995 interest expense totals reflect an increase in borrowings outstanding partially offset by reduced senior debt interest rates and average borrowing costs. Increased borrowings were needed to fund working capital requirements associated with sales growth.

The effective income tax rates on net earnings from continuing operations decreased on a year-to-date basis in 1995 from 1994 levels (30.6% compared to 32.1%). The effective tax rates reflect the anticipated annualized rate for the Company giving consideration to the non-taxable net earnings of foreign subsidiaries.

Net earnings from continuing operations of $5.2 million ($.31 per share) for the twelve weeks ended September 9, 1995 compared favorably to earnings of $3.8 million ($.23 per share) for the respective period of 1994. Year-to-date net earnings from continuing operations of $11.6 million ($.69 per share) in 1995 compared with earnings of $7.6 million ($.47 per share) for the same period of 1994. Increased earnings are primarily a result of the items noted above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable of $85.6 million at September 9, 1995 reflect an increase of $14.0 million and $14.9 million over the balances at September 10, 1994 and December 31, 1994, respectively. Inventories of $110.4 million at September 9, 1995 reflect an increase of $26.0 million and $31.4 million over the balances at September 10, 1994 and December 31, 1994, respectively. The increases in accounts receivable were directly related to increased volume. Inventories were increased to meet anticipated future demand in both wholesaling and manufacturing. Third quarter order backlogs have increased 25% when compared to 1994, supporting the requirement for increased inventories. Fourth quarter shipments are expected to reduce inventories to levels which will be commensurate with the growth of the Company's wholesale businesses.

Other current assets totaling $14.9 million at September 9, 1995 were unchanged from December 31, 1994 levels and is $4.0 million higher than the September 10, 1994 balance. The increases were primarily a result of the current portion of notes receivable from the 1992 disposition of the Brooks operations becoming classified as a current asset.

Total interest bearing debt of $83.8 million on September 9, 1995 compares to $67.8 million and $45.2 million at September 10, 1994 and December 31, 1994, respectively. The increase in debt since December 31, 1994 was a result of the seasonal working capital requirements of the Company. The increase over September 10, 1994 was primarily attributable to additional investment in inventories to meet anticipated sales demand in the last quarter of 1995. The

                                             -8-
Company is currently examining its long term capital requirements. It is expected that continued growth of the Company will require increases in capital funding over the next several years. An expansion of warehousing and administrative facilities is being contemplated and alternatives for meeting these and other of the Company's capital needs are being evaluated.

The Company issued $30.0 million of senior debt during the third quarter of 1994 with an interest rate of 7.81%. Proceeds were used to pay $21.4 million of existing 10.4% senior debt and to reduce balances outstanding under a revolving credit facility. Additionally, the long-term revolving debt scheduled to expire in June 1995 was renegotiated during 1994 to provide more favorable terms and conditions and the Company's revolving credit facility was extended through June 1998.

The 1995 third quarter dividend declared of $.035 per share of common stock represents a 29.6% increase over the $.027 per share (post split) declared for the third quarter of 1994. The dividend is payable February 1, 1996 to stockholders of record on January 2, 1996.

The Company's increased investments in capital improvements have resulted in a $1.3 million increase in depreciation expense for year-to-date 1995 over the same period of 1994. These capital investments reflect the ongoing integration of manufacturing facilities and refurbishment of a corporate office building.

During the fourth quarter of 1994, the Company adopted a formal plan to withdraw from its Lamont's leased shoe department business, which resulted in a charge to 1994 fourth quarter earnings of $1.2 million. This plan was completed as of July 15, 1995.



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



                                             -9-
3.3 Amendment to Bylaws. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

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

10.1    Supplemental Executive Retirement Plan.

27      Financial Data Schedule.

    (b) REPORT ON FORM 8-K. No reports on Form 8-K have been filed during the period for which this report is filed.










                                             -10-

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WOLVERINE WORLD WIDE, INC.
                               AND SUBSIDIARIES



October 23, 1995               s/Geoffrey B. Bloom
Date                           Geoffrey B. Bloom
                               President and Chief Executive Officer
                               (Duly Authorized Signatory for Registrant)



October 23, 1995               s/Stephen L. Gulis, Jr.
Date                           Stephen L. Gulis, Jr.
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer and Duly
                               Authorized Signatory of Registrant)



























                                             -11-
                               EXHIBIT INDEX

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

10.1    Supplemental Executive Retirement Plan.

27      Financial Data Schedule.

                                   -12-