Form 10-K
period 1995-12-30
WOLVERINE WORLD WIDE INC /DE/
filed 1996-03-29
CIK 110471

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 30, 1995

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

                       Yes __X__           No ______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 1, 1996: 18,377,912

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 1, 1996: $497,563,340

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 17, 1996, are incorporated by reference into Part III of this report.
===========================================================================

































                                  PART I

ITEM 1.  BUSINESS.

GENERAL.

    Wolverine World Wide, Inc. (the "Company") is a leading designer, manufacturer and marketer of a broad line of quality comfortable casual shoes, rugged outdoor and work footwear, and constructed slippers and moccasins. The Company, a Delaware corporation, is the successor of a 1969 reorganization of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

    Consumers on six continents purchased approximately 29.8 million pairs of Company branded footwear during fiscal 1995, making the Company a global leader among U.S. shoe companies in the marketing of branded non-athletic footwear. The Company's products generally feature contemporary styling with patented technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED] and COLEMAN[REGISTERED]. The Company believes that its primary competitive strengths are its well recognized brand names, broad range of comfortable footwear, patented comfort technologies, distribution through numerous channels and diversified manufacturing and sourcing base.

    The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of non-athletic footwear at numerous price points. The Company's footwear products are organized under three operating divisions: (i) The Hush Puppies Company, focusing on comfortable casual shoes, (ii) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes and (iii) the Tru-Stitch Footwear Division, focusing on slippers and moccasins under private labels for third party retailers. The Company's Global Operations Group is responsible for manufacturing and sourcing, including the operation of the Company-owned pigskin tannery. The Company's footwear is distributed domestically to approximately 30,000 department store, footwear chain, catalog specialty retailer and mass merchant accounts, as well as 58 Company-owned retail stores. The Company's products are distributed worldwide through approximately 150 licensees and distributors in over 90 countries. Footwear has accounted for 90% or more of the consolidated revenues of the Company for each of the last three years. For further financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

    On March 22, 1996, the Company completed the acquisition of certain assets of Hy-Test, Inc. ("Hy-Test") from The Florsheim Shoe Company. The acquisition includes various assets of the Hy-Test work, safety and

                       -1-
occupational footwear business. The Hy-Test business will be operated as part of the Wolverine Footwear Group.

    The Company, through its Wolverine Leathers Division, is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to other domestic and foreign manufacturers of shoes.

PRODUCTS.

    The Company's product offerings include casual, dress, work and uniform shoes, and work, sport and uniform boots as well as constructed slippers and moccasins. Footwear is offered by the Company under many recognizable brand names including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED] and COLEMAN[REGISTERED]. The Company also manufactures constructed slippers and moccasins and markets them on a private label basis through its Tru-Stitch Footwear Division. Through its manufacturing facilities and third-party contractors, the Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications.

    THE HUSH PUPPIES COMPANY. The Company believes that HUSH PUPPIES'[REGISTERED] 38-year heritage as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire. The diverse product line includes numerous styles for both work and casual wear, utilizes comfort features, such as the COMFORT CURVE[REGISTERED] sole and patented BOUNCE[REGISTERED] technology, and is marketed under the advertising theme "We Invented Casual<Trademark>." HUSH PUPPIES[REGISTERED] shoes are sold to men, women and children in over 70 countries and are distributed through a multi-tiered network of department stores, specialty retailers, catalogs and Company-owned stores.

    THE WOLVERINE FOOTWEAR GROUP. The Wolverine Footwear Group is one of the world's largest work and outdoor footwear companies, encompassing multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The WOLVERINE[REGISTERED] brand, which has been in existence for 112 years, is identified with performance and quality and includes products bearing the names WOLVERINE[REGISTERED], WOLVERINE WILDERNESS[REGISTERED] and WOLVERINE SPORTSMAN<Trademark>. The Wolverine Footwear Group also includes the BATES[REGISTERED], CATERPILLAR[REGISTERED], COLEMAN[REGISTERED] and HY-TEST[REGISTERED] product lines. The product lines feature patented technologies and designs, such as the DURASHOCKS[REGISTERED] and HIDDEN TRACKS<Trademark> systems, and the use of quality materials and components.

    WOLVERINE BOOTS AND SHOES.  The Company believes the
WOLVERINE[REGISTERED] brand has built its reputation by making quality,

                       -2-
durable and comfortable work boots and shoes. The development of DURASHOCKS[REGISTERED] technology allowed the WOLVERINE[REGISTERED] brand to introduce a broad line of work footwear with a focus on comfort. WOLVERINE[REGISTERED] brand work boots and shoes, including steel toes, target male and female industrial and farm workers and are distributed through department stores and specialty and independent retailers.

    WOLVERINE WILDERNESS. The WOLVERINE WILDERNESS[REGISTERED] line introduced DURASHOCKS[REGISTERED] technology and other comfort features to products designed for rugged outdoor use. This broad product line includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The line targets active lifestyles and is distributed through department stores and specialty and independent retailers.

    WOLVERINE SPORTSMAN. The Company's WOLVERINE SPORTSMAN<Trademark> boots target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of GORTEX[REGISTERED], THINSULATE[REGISTERED] and the Company's DURASHOCKS[REGISTERED] brand technologies. The WOLVERINE SPORTSMAN<Trademark> line is sold through specialty retail and catalog distribution channels that serve hunting and fishing enthusiasts.

    BATES. The Company's Bates Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Division utilizes DURASHOCKS[REGISTERED] and other proprietary comfort technologies in the design of its military-style boots and oxfords. Civilian uniform uses include police, postal, restaurant and other industrial occupations. Bates Division products are also distributed through specialty retailers and catalogs.

    CATERPILLAR. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute certain footwear and related accessories under the CATERPILLAR[REGISTERED], CAT DESIGN[REGISTERED] and other trademarks. The Company believes the association with CATERPILLAR[REGISTERED] equipment enhances the reputation of its boots for quality, ruggedness and durability. The diversity of the product line and strong recognition of the CATERPILLAR[REGISTERED] brand name allow the Company to distribute products through a wide variety of channels, including mass merchants, department stores and independent retailers. These products are primarily targeted at work and industrial users.

    COLEMAN. The Company has been granted the exclusive rights to manufacture, market, distribute and sell certain outdoor footwear under the COLEMAN[REGISTERED] brand in the United States, Japan and Canada.
COLEMAN[REGISTERED] brand footwear products include lightweight hiking boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through mass merchants.

    HY-TEST. On March 22, 1996, the Company completed the acquisition of certain assets of the Hy-Test work, safety and occupational footwear

                       -3-
business from The Florsheim Shoe Company. The HY-TEST[REGISTERED] product line consists primarily of high quality work boots and shoes.
HY-TEST[REGISTERED] brand footwear is sold to male and female industrial workers, primarily through a network of independent shoemobile distributors.

    THE TRU-STITCH FOOTWEAR DIVISION. Through the Tru-Stitch Footwear Division, the Company is the leading supplier of constructed slippers in the United States.

    The styling of TRU-STITCH[REGISTERED] footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. The Company designs and manufactures constructed slippers and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, J.C. Penney, L.L. Bean, Eddie Bauer and Lands' End.

    THE WOLVERINE LEATHERS DIVISION.  The Company's Global Operations
Group includes the Wolverine Leathers Division, the largest domestic tanner of pigskin, primarily for use in the footwear industry.

    WOLVERINE LEATHERS[REGISTERED] brand products are manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and cost advantages over cowhide leathers. The Company's waterproof, stain resistant and washable leathers are featured in all of the Company's domestic footwear lines and many products offered by the Company's international licensees.

MARKETING.

    The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market which foster a differentiated and globally consistent image for each of the Company's core brands. Each brand group within the Company has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's products. The Company's advertisements typically emphasize the comfort and quality of its footwear, in addition to durability, functionality and other performance aspects. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, Shop-in-Shop design, promotional materials, and sales and technical floor assistance.

    The Company's brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of assistance provided by the Company to its licensees and distributors are (i) direction concerning the

                       -4-
categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications and blueprints, (v) sales materials, and (vi) consulting concerning retail store layout and design. The Company believes the strengths of its brand names provide a competitive advantage. In support of this belief, the Company has significantly increased its expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

DOMESTIC SALES AND DISTRIBUTION.

    The Company uses a wide variety of distribution channels to distribute its products. To meet the diverse needs of its broad customer base, the Company uses three primary distribution strategies.

     - Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Famous Footwear and Chernin's), specialty retailers, catalogs and independent retailers. A dedicated sales force and customer service team, advertising and point of purchase support and in-stock inventories are used to service these accounts.

     - Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order and government customers.

     - First cost agreements are primarily utilized to furnish brands licensed by the Company to mass merchants (such as Wal-Mart) on a royalty basis.

    In connection with the March 22, 1996, acquisition of the Hy-Test business, the Company plans to distribute and sell HY-TEST[REGISTERED] brand products primarily through an established network of independent shoemobile distributors. The Company may also distribute additional products through this independent distributor network.

    In addition to its wholesale activities, the Company operated 58 domestic retail shoe stores as of March 22, 1996, under two formats, consisting of factory outlet stores and mall-based speciality stores. In fiscal 1990, the Company implemented a strategic plan to focus the majority of its resources on its wholesale businesses. As a result, the Company's retail operations were significantly downsized and repositioned from 176 stores operating under seven formats in 1990 to the current store base.
The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 49 factory outlet stores carry a large selection of first quality Company branded footwear at a discount to conventional retail prices. The 9 regional mall-based full service, full price HUSH PUPPIES[REGISTERED] Specialty Stores

                       -5-
feature a broad selection of men's and women's HUSH PUPPIES[REGISTERED] brand footwear and are used by the Company to test new styles and merchandizing strategies. The Company also adopted a plan in 1994 to discontinue its operation of leased shoe departments in the Lamonts Apparel chain and completed the plan in July 1995.

    A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 1995.

    Retail footwear sales are seasonal with significant increases in sales experienced during the Christmas, Easter and back-to-school periods. Due to this seasonal nature of footwear sales, the Company experiences some fluctuation in the levels of working capital. The Company provides working capital for such fluctuations through internal financing and through a revolving credit agreement that the Company has in place. The Company expects the seasonal sales pattern to continue in future years.

GLOBAL LICENSING.

    The Company derives royalty income from licensing the HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], WOLVERINE
WILDERNESS[REGISTERED], and other trademarks to domestic and foreign licensees for use on footwear and related products. The Company, as a licensee, sells footwear bearing the CATERPILLAR[REGISTERED] and COLEMAN[REGISTERED] trademarks through foreign distributors. Licensing and distributing enables the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 1995, the Company's foreign licensees and distributors sold an estimated 14.3 million pairs of footwear, an increase from approximately 11.5 million pairs sold in fiscal 1994.

    The Company continues to develop a global network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. The licensees and distributors then either manufacture their own product or purchase goods from either the Company or third-party manufacturers. Each licensee and distributor is responsible for the marketing and distribution of the Company's products.

MANUFACTURING AND SOURCING.

    Although approximately one half of the Company's product line is purchased or sourced from third parties, the remainder is produced at Company-owned facilities. The Company's footwear is manufactured in several domestic and certain related foreign facilities located in Michigan, Arkansas, New York, the Caribbean Basin and Canada. In addition, in connection with the acquisition of the Hy-Test business, the Company acquired a 104,000 square foot shoe factory in Kirksville, Missouri. The Company has implemented a "twin plant" concept whereby the labor intensive cutting and

                       -6-
fitting construction of the "upper" is performed at the Company's facilities in the Caribbean Basin and the technology intensive construction, or "bottoming," is performed at the Company's domestic facilities.

    The Company has retooled most of its factories since the beginning of fiscal 1993, giving each facility the flexibility to produce a variety of footwear, and has departed from the industry's historic practice of dedicating a given facility for production of specific footwear products. The traditional dedication of facilities at times caused internal conflicts in manufacturing capacity and did not permit the Company to quickly respond to changes in market preference and demand. The Company now produces various products for both men and women in most of its domestic facilities, providing greater flexibility for the Company to respond to both market and customer-specific demand.

    The Company sources certain footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America and Europe. The Company maintains technical offices in the Asia-Pacific region to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices, and financial viability.

    The Company's domestic manufacturing operations allow the Company to
(i) reduce its lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs and (iii) closely monitor product quality. The Company's foreign manufacturing strategy allows the Company to (i) benefit from lower labor costs, (ii) source the highest quality raw materials from around the world and (iii) avoid additional capital expenditures necessary for factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

    The Company owns and operates a pigskin tannery, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing leather using proprietary technology at prices below those available from other sources. The continued operation of this tannery is important to the Company's competitive position in the footwear industry.

    The Company's principal required raw material is quality leather, which it purchases primarily from a select group of domestic suppliers, including the Company's tannery. The global availability of shearling and cowhide leather eliminates any reliance by the Company upon a sole supplier. However, the Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from

                       -7-
a single domestic source, which has been a reliable and consistent supplier for over 30 years. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

    The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war, political disturbances and similar events, and loss of most favored nations trading status. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

TRADEMARKS, LICENSES AND PATENTS.

    The Company holds a number of registered and common law trademarks that identify its products. The trademarks that are most widely used by the Company include HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED],
WOLVERINE WILDERNESS AND SUN DESIGN[REGISTERED], BATES[REGISTERED], DURASHOCKS[REGISTERED], BOUNCE AND DESIGN[REGISTERED], COMFORT CURVE[REGISTERED], TRU-STITCH[REGISTERED], and SIOUX MOX[REGISTERED]. The Company is licensed to market certain footwear under the COLEMAN[REGISTERED] trademark in the United States and Canada and in Japan pursuant to agreements extending through December 31, 2000, and June 30, 1999, respectively. The Company is also licensed to market certain footwear throughout the world under the CATERPILLAR[REGISTERED] and CAT DESIGN[REGISTERED] trademarks pursuant to an agreement that extends through December 31, 1999. Pigskin leather produced by the Company is sold under the trademarks WOLVERINE LEATHERS[REGISTERED], ALL WEATHER LEATHERS<Trademark> and SATIN SUEDE<Trademark>. In addition, with the acquisition of the Hy-Test business, the Company acquired the HY-TEST[REGISTERED] and other trademarks.

    The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the United States and other countries. The Company is also the holder of several patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable law.

ORDER BACKLOG.

    At March 1, 1996, the Company had a backlog of orders of approximately $107 million compared with a backlog of approximately $87 million at March 1,

                       -8-
1995. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 1996. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

COMPETITION.

    The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous manufacturers (domestic and foreign) and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least fifteen major competitors in connection with the sale of its casual and dress shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to meet competition and maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preference.

    Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. The market share in the footwear industry is highly fragmented and no one company has a dominant market position; however, the Company believes it is one of the three largest domestic manufacturers of footwear.

RESEARCH AND DEVELOPMENT.

    In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation
Laboratory at Michigan State University has led to specific biomechanical design concepts, such as BOUNCE[REGISTERED], DURASHOCKS[REGISTERED] and HIDDEN TRACKS<Trademark> comfort technologies, that have been incorporated in the Company's footwear. The Company also maintains a footwear design center in Italy to develop contemporary styling for the Company and its international licensees.

                       -9-
While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

ENVIRONMENTAL MATTERS.

    Compliance with federal, state and local regulations with respect to the environment has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites or other regulatory issues.

     The Company is one of 14 companies presently identified as potentially responsible parties ("PRPs") by the Michigan Department of Environmental Quality ("MDEQ") at the Sunrise Landfill Site near Wayland, Michigan. The MDEQ has demanded that the PRPs pay approximately $3.7 million as reimbursement for past costs of excavating drums of hazardous waste at the site and join in financing further investigation and remedial efforts. It is too early to accurately estimate the cost of completing the cleanup of the site, but it could exceed $15 million. Preliminary test results suggest that it may be possible to leave the remaining drums in place, thereby significantly reducing the costs of remediation. In August 1994, the PRPs, including the Company, entered into a consent agreement with the MDEQ in which they agreed to collectively pay $323,000 in costs incurred by the MDEQ prior to July 1991, to investigate possible responses, and to implement interim measures to control current and prevent future environmental degradation. The Company's share of the investigative and interim response activity costs, approximately $90,000, has already been fully paid.

     In October, 1995, after further investigation and consideration of the facts, the Company withdrew from further active participation as part of the PRP Group due to the Company's determination that based on the available evidence its involvement (if any) at the site was negligible, and that the $90,000 previously paid by the Company has fully satisfied what limited responsibility the Company might have at the site. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operation.

EMPLOYEES.

    As of December 9, 1995, the Company had approximately 5,586 domestic and foreign production, office and sales employees. Approximately 1,400 employees were covered by eight union contracts expiring at various dates through 1998. The Company has experienced no work stoppages since 1990.

                      -10-
The Company presently considers its employee relations to be good.


ITEM 2.  PROPERTIES.

    The principal executive, sales and administration offices of the Company are located in Rockford, Michigan and consist of administration and office buildings of approximately 123,300 square feet. The Company also has additional administrative and sales offices in Arkansas, New York, Italy, Canada and the Asia-Pacific region totaling approximately 32,400 square feet, the majority of which is leased.

    The Company's pigskin tannery, located in Rockford, Michigan, encompasses approximately 160,000 square feet and is supported by four procurement facilities in various states. The Company's footwear manufacturing operations are conducted at 21 separate facilities, totaling approximately 954,000 square feet of manufacturing space. These facilities are located in Arkansas, Michigan, Missouri, New York, Mexico, Puerto Rico, the Dominican Republic and Canada. These totals include the purchase of a 104,000 square foot shoe factory in Kirksville, Missouri, acquired by the Company on March 22, 1996, in connection with the acquisition of Hy-Test. Approximately 444,000 square feet of manufacturing space is under lease at eight locations and the remaining thirteen facilities are Company-owned. The Company believes its footwear manufacturing facilities are generally among the most modern in the industry.

    The Company maintains thirteen warehouses, located in four states and Canada, containing approximately 1,100,000 square feet. The majority of these warehouses are Company-owned, with approximately 430,000 square feet at six locations under lease. In addition, the Company's retail operations are conducted throughout the United States and as of March 22, 1996, consisted of approximately 58 locations. All retail locations, except two factory outlet stores in Company-owned facilities, are subject to operating leases.

    The Company's Board of Directors has approved $13.0 million to expand the Company's corporate headquarters complex in Rockford, Michigan. The Company expects to fund this expenditure through available balances under a revolving credit facility.

    The Company believes that its current facilities, including the planned expansion discussed above, are suitable and adequate to meet its anticipated needs for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in litigation and various legal matters arising in the normal course of business. The Company is also involved in certain environmental compliance activities, including proceedings

                      -11-

involving cleanup issues associated with a waste disposal site, as more fully described in Item 1 of this Annual Report on Form 10-K. The Company has considered facts that have been ascertained and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.


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

    NAME                       AGE     POSITIONS HELD WITH THE COMPANY
     Geoffrey B. Bloom         54      President and Chief Executive Officer
     Steven M. Duffy           43      Vice President and President of the
                                         Global Operations Group
     V. Dean Estes             46      Vice President and President of the
                                         Wolverine Footwear Group
     Stephen L. Gulis, Jr.     38      Vice President and Chief Financial
                                         Officer
     Blake W. Krueger          42      General Counsel and Secretary
     L. James Lovejoy          64      Vice President of Corporate
                                          Communications
     Thomas P. Mundt           46      Vice President of Strategic Planning
                                         and Treasurer
     Timothy J. O'Donovan      50      Executive Vice President and President
                                         of The Hush Puppies Company
     Robert J. Sedrowski       46      Vice President of Human Resources

     Geoffrey B. Bloom has served the Company as President and Chief Executive Officer since April 1993. From 1987 to 1993 he served the Company as President and Chief Operating Officer.



                      -12-
     Steven M. Duffy has served the Company as a Vice President since April 1993 and is President of the Company's Global Operations Group. From 1989 to April 1993 he served the Company in various senior manufacturing positions.

     V. Dean Estes has served the Company as a Vice President since 1995. Mr. Estes is also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe and related businesses.

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

     L. James Lovejoy has served the Company as Vice President of Corporate Communications since 1991. From 1984 to 1991 he was the Director of Corporate Communications for Gerber Products Company, a manufacturer of baby food and consumer products.

     Thomas P. Mundt has served the Company as Vice President of Strategic Planning and Treasurer since December 1993. From 1988 to 1993 he served in various financial and planning positions at Sears Roebuck & Co., including Vice President Planning, Coldwell Banker's Real Estate Group and Director of Corporate Planning for Sears Roebuck & Co.

     Timothy J. O'Donovan has served the Company as Executive Vice President since 1982. In addition, Mr. O'Donovan is President of The Hush Puppies Company.

     Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources for the Company.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Wolverine World Wide, Inc. common stock is traded on the New York and Pacific Stock Exchanges under the symbol "WWW." The following table shows the high and low sales prices by calendar quarter for 1995 and 1994 as reported on the New York Stock Exchange. The stock prices and cash dividends declared shown below have been retroactively adjusted to reflect the

                      -13-
three-for-two stock splits announced in April 1995 and March 1994. The number of stockholders of record of common stock was 1,975 on March 1, 1996.

                                      1995                          1994
                               HIGH            LOW           HIGH          LOW
     1st quarter            $ 19 1/8        $ 15 3/8      $ 16 1/2      $ 12 7/8
     2nd quarter              24 1/4          18 7/8        16 1/4        12 3/8
     3rd quarter              28 1/8          19 5/8        18 1/8        13 3/8
     4th quarter              34 1/8          25 1/2        18 1/8        13 1/2

     CASH DIVIDENDS DECLARED PER SHARE:
                                1995           1994
     1st quarter               $.033          $.027
     2nd quarter               $.035          $.027
     3rd quarter               $.035          $.027
     4th quarter               $.035          $.027

     Dividends of $.035 and $.04 per share were declared for the first quarter and second quarter, respectively, of fiscal 1996.


ITEM 6.  SELECTED FINANCIAL DATA.

             FIVE-YEAR OPERATING AND FINANCIAL SUMMARY <F1><F2>
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                         1995          1994          1993          1992          1991
SUMMARY OF OPERATIONS
 Net sales and other
   operating income                   $ 413,957      $378,473      $323,315      $282,863      $271,622
 Earnings from
   continuing operations                 24,067        18,050        11,754         4,699         4,563
 Per share of common stock:
   Primary earnings from con-
     tinuing operations<F3><F4>       $    1.41      $   1.10      $   0.75      $   0.32      $   0.31
   Cash dividends<F4><F5>                  0.14          0.11          0.07          0.07          0.07








                      -14-

                                         1995          1994          1993          1992          1991
FINANCIAL POSITION AT YEAR END

 Total assets                          $283,554       $228,970      $205,029      $200,817      $201,047
 Long-term debt, less
   current maturities                    30,594         43,482        44,913        42,656        31,596

NOTES TO FIVE-YEAR OPERATING AND FINANCIAL SUMMARY

1. This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2. The results from operations exclude discontinued operations and are before the cumulative effect of accounting changes.

3. Primary earnings from continuing operations per share are based on the weighted average number of shares of common stock outstanding during the year and the assumed exercise of dilutive stock options.

4. On March 10, 1994 and April 19, 1995, the Company announced three-for-two stock splits on shares of common stock outstanding on March 21, 1994, and May 1, 1995, respectively. All share and per share data have been retroactively adjusted for the increased shares resulting from these stock splits.

5. Cash dividends per share of common stock represent the rates paid by the Company on the shares outstanding at the dates of declaration.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

     Net sales and other operating income from continuing operations increased 9.4% to $414.0 million during 1995 from $378.5 million in 1994. This growth was created by volume increases in the Company's work and sport boot product lines which increased 32.7% domestically and in the Company's Hush Puppies and Wolverine International Divisions, which combined posted a 29.3% increase in revenues. Additionally, sales increases were generated by United States Department of Defense contracts, which helped offset a decrease in the Hush Puppies Retail Division resulting from a 1994 decision to downsize the retail operations. Sales in the Hush Puppies Wholesale

                      -15-
Division remained flat due to the generally difficult retail environment for apparel and footwear in the United States.

     The Wolverine Footwear Group continued to grow at a record pace in 1995. Net sales for the group improved 25.9% on the strength of core work products offered in both the Wolverine and Caterpillar brands. These increases were partially offset by a slight volume shortfall in the Bates Division which continued to be affected by military downsizing and reduced emphasis on export markets. During 1995, the Bates Division strategy was focused on building a strong civilian uniform business to complement its military business.

     The Hush Puppies Wholesale Division fell short of 1994 net sales levels by 2.4%. During 1995, the loss of certain Company-controlled distribution channels negatively affected wholesale revenues. Net sales and other operating income for the Hush Puppies International Division increased 17.0% in 1995 over 1994 levels, reflecting new international opportunities and the growth of established programs. Additionally, Hush Puppies Retail sales were down $4.6 million, resulting primarily from the store closings noted above.

     The Tru-Stitch Footwear Division's net sales were 7.0% below the record levels posted in 1994 primarily due to a softening of sales in the catalog sector at the end of 1995. Despite this reduction, Company products were placed in several new distribution channels.

     The Wolverine Leathers Division recorded a modest revenue improvement of 1.1% in 1995. This performance represents the second consecutive year of revenue increases for the division. This growth was due in part to favorable pricing opportunities in the pigskin procurement markets and increased volume in proprietary sueded products. The division's recent restructuring has placed additional focus on proprietary sueded product.

     Gross margin as a percentage of net sales and other operating income declined 1.8 percentage points to 29.8% in 1995 from 31.6% in 1994. Aggressive promotional pricing programs designed to generate business in the fourth quarter resulted in margin erosion for the wholesale businesses. One-time transition costs to upgrade manufacturing processes and increase manufacturing flexibility in the Company's Arkansas facilities and costs associated with increasing upper capacities in the Company's Caribbean operations also resulted in lower gross margin levels.

     Selling and administrative expenses of $86.0 million in 1995 declined $4.3 million from $90.3 million in 1994, and as a percentage of net sales dropped to 20.8% in 1995 from 23.9% in 1994. Selling, administrative, and distribution costs associated with the increased sales volume combined with advertising and promotional investments for the Wolverine Footwear Group increased costs by $4.2 million in 1995 over the prior year. Tight cost



                      -16-
controls throughout the remainder of the organization offset the above noted increases of the Wolverine Footwear Group. In addition, the Company lowered its employee benefit expenses and eliminated selling, general, and administrative costs of the Hush Puppies Retail operations by closing certain unprofitable stores.

     Interest expense of $4.7 million is $0.7 million greater than the 1994 level of $4.0 million as a result of higher average borrowings throughout the year to fund working capital requirements associated with sales growth. The effect of higher average borrowings was partially offset by lower average borrowing rates.

     Interest income of $1.0 million increased $0.4 million. The Company invested a portion of the funds from an equity offering in the fourth quarter which accounted for approximately one-half of the increase.

     The 1995 effective tax rate on earnings from continuing operations of 29.5% increased from 29.0% in 1994. The reduction from the federal statutory rate of 35% was principally a result of non-taxable earnings of the Company's Caribbean operations.

     Net earnings from continuing operations of $24.1 million ($1.41 per share) for 1995 reflect a 33.3% increase over earnings of $18.1 million ($1.10 per share) reported for 1994. Increased earnings from continuing operations are primarily a result of the items noted above.

     Primary earnings per share for 1995 was $1.41 compared to $1.01 per share in 1994. Fully diluted earnings per share of $1.40 and $1.00 were reported for 1995 and 1994, respectively.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

     Net sales and other operating income from continuing operations for 1994 of $378.5 million compare with $323.3 million for 1993, a 17.1%

increase. This increase was primarily the result of record sales in the Wolverine Footwear Group and the Tru-Stitch Footwear Division.
Additionally, strong sales increases occurred in The Hush Puppies Company and the Wolverine Leathers Division.

     The Wolverine Footwear Group's record sales were fueled by a 31.9% increase in the domestic and international work and sport boot divisions. This increase was offset by a 6.1% decrease in the Bates Division. The work and sport boot gains continued to reflect superior product characteristics and the continued trend toward utilizing these products for everyday use. The reduced shipments in the Bates Division reflect the continued downsizing of the United States military and reduced demand in export markets.



                      -17-
     The Tru-Stitch Footwear Division reached record net sales by recording a 23.9% increase over record 1993 levels. The increase resulted from further increases in catalog accounts and a full year of operations of the B & B Shoe Company, which was acquired in 1993.

     The Hush Puppies Company recorded a 11.1% increase in volume for the year with all operating groups reporting an increase. The brand repositioning which began in 1992 continued to have a positive impact on the domestic wholesale business and contributed to gains in the international and retail operations. Despite the closing of thirty stores during the year, the retail operations reported a 4.6% sales increase.

     The Global Operations Group recorded increased net sales in the Wolverine Leathers Division while its contract sales remained flat. The Wolverine Leathers Division recorded a revenue increase of 23.2% which reflects the opportunities created from increased pricing pressure on cowhide prices. This increase was obtained despite the actions taken to reduce its product offerings and to focus on high-margin products.

     Gross margins increased to 31.6% in 1994 compared to 29.8% in 1993. Pricing pressures continued on both the wholesale and retail level and cost increases on raw materials occurred throughout the Company during the year. Despite these pressures, the Company was able to improve its margins by increasing manufacturing efficiencies, providing improved sourcing to the wholesale groups, and capitalizing on increased production levels which provides incremental absorption of overhead costs. These benefits are expected to continue and should provide the Company with the ability to maintain its value pricing position.

     Selling and administrative expenses increased $13.8 million in 1994 and as a percentage of net sales rose to 23.9% in 1994. This increase was a result of increased investment spending in the Company's core brands as advertising and marketing expenses of The Hush Puppies Company and the Wolverine Footwear Group increased 40.3% on a combined basis.
Additionally, normal cost increases occurred in conjunction with the growth of the Company and employee profit sharing costs increased as the overall profitability of the Company improved.

     Interest expense of $4.0 million was down in 1994 from the $4.7 million reported in 1993. The reduction resulted from reduced average borrowings during the year and a more favorable interest rate on the Company's long-term borrowings which resulted from the issuance of replacement senior debt.

     The 1994 effective tax rate on continuing operations of 29.0% increased from 28.0% in 1993. The reduction from the federal statutory rate of 35% was principally a result of non-taxable earnings of the Company's Caribbean operations.



                      -18-

     Earnings from continuing operations of $18.1 million ($1.10 per share) for 1994 reflect a 53.6% increase over earnings of $11.8 million ($.75 per share) reported for 1993. In 1994, the Company recorded a loss from discontinued operations of $1.5 million ($.09 per share), net of income taxes, to reflect the costs associated with the exiting of its Lamonts Apparel leased shoe department business.

     Primary earnings per share of $1.01 for 1994 compare to $.73 per share for 1993. Fully diluted earnings per share of $1.00 and $.71 were reported for 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided by operating activities before working capital items was $29.4 million in 1995 compared to $24.0 million in 1994. Of these amounts, $28.1 million in 1995 and $11.6 million in 1994 were used to fund increases in working capital. Accounts receivable of $83.4 million at December 30, 1995, reflect a $12.7 million increase over the $70.7 million balance at December 31, 1994. Inventories of $88.4 million at December 30, 1995, reflect a $9.4 million increase over the $79.0 million balance at December 31, 1994. The increase in accounts receivable was directly related to increased net sales and other operating income. Inventories were increased to meet anticipated future demand in both wholesaling and manufacturing operations. Order backlog was approximately 25% higher at December 30, 1995, as compared to the previous year, supporting the need for increased inventories.

     Other current assets of $5.8 million at December 30, 1995 increased $1.4 million over the 1994 balance of $4.4 million, primarily the result of reclassifying the current portion of notes receivable from the 1992 disposition of the Brooks athletic footwear business. Substantially all Brooks related notes receivable were collected subsequent to the 1995 year end.

     Additions to property, plant, and equipment of $18.6 million in 1995 compare to the $9.9 million reported in 1994. The majority of these expenditures were related to the modernization of corporate facilities, expansion of warehouse facilities, and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities to respond to product demand on a timely and cost-effective basis.

     Short-term debt increased to $2.3 million in 1995 compared to $1.4 million in 1994. Long-term debt, excluding current maturities, of $30.6 million at the end of 1995 decreased 29.6% from the $43.5 million balance at the end of 1994. The decrease in long-term debt levels are attributable to the pay down of the Company's revolving credit facility with funds generated by an equity offering discussed below.



                      -19-

     The Company maintains short-term borrowing and commercial letter-of-credit facilities of $54.4 million of which $23.2 million and $21.4 million were used at the end of 1995 and 1994, respectively.

     The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

     The Company paid dividends of $2.3 million, or $.14 per share, which reflects a 27.3% increase over 1994 dividends of $0.11 per share.
Additionally, shares issued under stock incentive plans provided cash of $4.3 million in 1995 compared to $2.5 million during 1994.

     The Company further strengthened its financial position in 1995 through a successful public offering of 1,737,500 shares of common stock at $29.875 per share. The $48.9 million of net proceeds from this offering were used in part to reduce debt in the fourth quarter and to position the Company for future growth. As a result, the current ratio at year end increased to 5.7 to 1.0 in 1995 from 3.9 to 1.0 in 1994. The Company's total debt to total capital ratio improved to .14 to 1.0 in 1995 from .26 to 1.0 in 1994.

     On February 14, 1996, the Company signed an agreement to acquire certain assets of the Hy-Test work, safety, and occupational footwear business of The Florsheim Shoe Company for approximately $22,750,000 in cash. This product line acquisition will be financed using existing cash reserves.

INFLATION.

     Inflation has not had a significant impact on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.






                      -20-
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Reporting Delinquencies" in the definitive Proxy Statement of the Company dated March 15, 1996, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements, Termination of Employment and Change in Control Arrangements" in the definitive Proxy Statement of the Company dated March 15, 1996, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 15, 1996, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 15, 1996, are incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(a)(1).  FINANCIAL STATEMENTS.   Attached as Appendix A.

     The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:




                      -21-

     -    Consolidated Balance Sheets as of December 30, 1995 and December
          31, 1994.

     - Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 30, 1995, December 31, 1994, and January 1, 1994.

     - Consolidated Statements of Operations for the Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994.

     - Consolidated Statements of Cash Flows for Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994.

     -    Notes to Consolidated Financial Statements as of December 30,
          1995.

     -    Report of Independent Auditors.


     ITEM 14(a)(2).  FINANCIAL STATEMENT SCHEDULES.   Attached as Appendix
B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

     -    Schedule II--Valuation and qualifying accounts.

     All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


     ITEM 14(a)(3).  EXHIBITS.

     The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                             DOCUMENT

 3.1      Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

 3.2      Amended and Restated Bylaws.

 4.1      Certificate of Incorporation, as amended.  See Exhibit 3.1 above.



                      -22-

EXHIBIT
NUMBER                            DOCUMENT

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

 4.4 Note Purchase Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 1, 1996 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4.6 Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4.2 above). Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

10.1 Stock Option Plan of 1979, and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.2 1993 Stock Incentive Plan.* Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3 1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.





                      -23-
EXHIBIT
NUMBER                             DOCUMENT

10.4 Amended and Restated Directors Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5 Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Company and Thomas D.
          Gleason.* Previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.6 Employment Agreement dated April 27, 1993, between the Company and Geoffrey B. Bloom.* Previously filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.7 Executive Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.8 Management Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.9 Stock Option Loan Program.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10.10 Deferred Compensation Agreement dated as of August 24, 1989 between the Company and Thomas D. Gleason.* Previously filed as part of
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10.11       Supplemental Executive Retirement Plan.*  Previously filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 9, 1995. Here incorporated by reference. Each of the Company's executive officers participate at the 2.4% level.

10.12 Sustained Growth (Three Year) Plan for the three year period 1993 to 1995.*

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.*


                      -24-
EXHIBIT
NUMBER                            DOCUMENT

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.*

10.15 Termination of Employment and Change of Control Agreements.* The form of agreement was previously filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.15.

10.16     Indemnification Agreements.*  The form of agreement was
          previously filed as Exhibit 10(n) to the Company's Annual Report
          on Form 10-K for the fiscal year ended January 2, 1993.   Here
          incorporated by reference. An updated participant schedule is attached as Exhibit 10.16.

10.17     Supplemental Retirement Benefits.* Previously filed as
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10.18 Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2 and 3 thereto.* Previously filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10.19     1996 Executive Short-Term Incentive Plan (Annual Bonus Plan).*

10.20 Letter Agreement dated May 2, 1994, between the Company and George A. Andrews.* Previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

10.21 1984 Executive Incentive Stock Purchase Plan, and amendment.* Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.22 Supplemental Director's Fee Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.* Previously filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.23 Restricted Stock Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.* Previously filed as Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.


                      -25-
EXHIBIT
NUMBER                               DOCUMENT

10.24 Deferred Compensation Agreement dated as of April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
          Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.25 Employment Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.26 Restricted Stock Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.27 1994 Directors' Stock Option Plan.* Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.28 1995 Stock Incentive Plan.* Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27        Financial Data Schedule.
____________________________

*Management contract or compensatory plan or arrangement.

     The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.


     ITEM 14(b).    REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 30, 1995.

                      -26-

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE WORLD WIDE, INC.


Dated:  March 28, 1996             By:/S/STEPHEN L. GULIS, JR.
                                      Stephen L. Gulis, Jr.
                                      Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                    DATE


*/S/PHILLIP D. MATTHEWS       Chairman of the Board of      March 28, 1996
Phillip D. Matthews           Directors



*/S/GEOFFREY B. BLOOM          President, Chief Executive   March 28, 1996
Geoffrey B. Bloom             Officer and Director



*/S/THOMAS D. GLEASON         Vice Chairman of the Board    March 28, 1996
Thomas D. Gleason             of Directors



*/S/TIMOTHY J. O'DONOVAN      Executive Vice President      March 28, 1996
Timothy J. O'Donovan          and Director



/S/STEPHEN L. GULIS, JR.      Vice President and Chief      March 28, 1996
Stephen L. Gulis, Jr.         Financial Officer
                              (Principal Financial and
                              Accounting Officer)


*/S/DANIEL T. CARROLL         Director                      March 28, 1996
Daniel T. Carroll

                      -27-
*/S/ALBERTO L. GRIMOLDI       Director                      March 28, 1996
Alberto L. Grimoldi



*/S/DAVID T. KOLLAT           Director                      March 28, 1996
David T. Kollat



*/S/DAVID P. MEHNEY           Director                      March 28, 1996
David P. Mehney



*/S/STUART J. NORTHROP        Director                      March 28, 1996
Stuart J. Northrop



*/S/JOSEPH A. PARINI          Director                      March 28, 1996
Joseph A. Parini



*/S/JOAN PARKER               Director                      March 28, 1996
Joan Parker



*/S/ELIZABETH A. SANDERS      Director                      March 28, 1996
Elizabeth A. Sanders



*BY/S/STEPHEN L. GULIS, JR.
Stephen L. Gulis, Jr.
Attorney-in-Fact













                      -28-


























                                APPENDIX A


























                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                              AS OF FISCAL YEAR END
                                                           1995                  1994
                                                             (THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $  27,088             $   2,949
   Accounts receivable, less allowances
   (1995--$3,407;1994--$3,959)                             83,392                70,669
   Inventories:
     Finished products                                     45,814                48,637
     Raw materials and work-in-process                     42,536                30,388
                                                           88,350                79,025
   Refundable income taxes                                  2,935                 1,629
   Deferred income taxes                                    7,321                 8,843
   Net current assets of discontinued operation                                     991
   Other current assets                                     5,789                 4,430
TOTAL CURRENT ASSETS                                      214,875               168,536

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     1,071                 1,292
   Buildings and improvements                              30,930                30,638
   Machinery and equipment                                 77,730                65,098
                                                          109,731                97,028
   Less accumulated depreciation                           62,846                61,680
                                                           46,885                35,348

OTHER ASSETS                                               21,794                25,086
TOTAL ASSETS                                            $ 283,554             $ 228,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                               $   2,339             $   1,432
   Accounts payable                                        15,188                18,257
   Salaries, wages and other compensation                   7,825                 8,474
   Other accrued expenses                                  12,211                14,553
   Current maturities of long-term debt                        84                   304
TOTAL CURRENT LIABILITIES                                  37,647                43,020

LONG-TERM DEBT, less current maturities                    30,594                43,482

OTHER LIABILITIES:
   Supplemental employee retirement benefits                8,883                 9,265
   Deferred income taxes                                    2,216                 1,860
                                                           11,099                11,125


                                      -1-
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value:
     Authorized: 2,000,000 shares
     Issued: none
   Common stock, $1 par value:
     Authorized: 25,000,000 shares;
     Issued, including treasury shares:
     1995--18,782,580 shares;
     1994--16,705,014 shares                               18,783                11,315
   Additional paid-in capital                              70,716                25,004
   Retained earnings                                      123,593               101,873
   Accumulated translation adjustments                       (324)                  332
   Unearned compensation                                   (1,827)               (1,181)
   Cost of shares in treasury:
     1995--547,913 shares; 1994--533,992 shares            (6,727)               (6,000)
TOTAL STOCKHOLDERS' EQUITY                                204,214               131,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 283,554             $ 228,970

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.































                                      -2-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 FISCAL YEAR
                                                     1995            1994          1993
                                                            (THOUSANDS OF DOLLARS)
COMMON STOCK
 Balance at beginning of the year                $  11,315        $   7,622     $   7,467
 Proceeds from issuance of common stock              1,738
 Common stock issued from exercise of
   stock options (1995--352,336 shares;
   1994--334,450 shares; 1993--348,938
   shares)                                             288              179           155
 Three-for-two stock split                           5,442            3,514
 Balance at end of the year                         18,783           11,315         7,622

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of the year                   25,004           26,469        24,438
 Proceeds from issuance of common stock             47,131
 Excess of proceeds from exercise of stock
   options, including income tax benefits,
   over par value of shares issued                   4,023            2,351         2,031
 Excess of cost of treasury shares over face
   value of subordinated notes converted                               (302)
 Three-for-two stock split                          (5,442)          (3,514)
 Balance at end of the year                         70,716           25,004        26,469

RETAINED EARNINGS
 Balance at beginning of the year                  101,873           86,986        76,580
 Net earnings                                       24,067           16,598        11,492
 Cash dividends (1995--$.14 per share;
   1994--$.11 per share; 1993--$.07 per
   share)                                           (2,347)          (1,711)       (1,086)
 Balance at end of the year                        123,593          101,873        86,986

ACCUMULATED TRANSLATION ADJUSTMENTS
 Balance at beginning of the year                      332              398           351
 Equity adjustments from foreign
   currency translation                               (656)             (66)           47
 Balance at end of the year                           (324)             332           398

UNEARNED COMPENSATION
 Balance at beginning of the year                   (1,181)            (604)         (415)
 Awards under stock incentive plans                 (1,490)          (1,016)         (480)
 Compensation expense                                  844              439           291
 Balance at end of the year                         (1,827)          (1,181)         (604)



                                      -3-
COST OF SHARES IN TREASURY
 Balance at beginning of the year                   (6,000)          (8,725)       (8,708)
 Issuance of common stock from treasury
   (1995--10,000 shares; 1994--250,000 shares
   upon conversion of subordinated notes)              125            2,802
 Common stock purchased for treasury
   (1995--23,921 shares; 1994--2,214 shares;
   1993--526 shares)                                  (852)             (77)          (17)
 Balance at end of the year                         (6,727)          (6,000)       (8,725)
TOTAL STOCKHOLDERS' EQUITY AT END OF
 THE YEAR                                        $ 204,214        $ 131,343     $ 112,146

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.





































                       -4-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 FISCAL YEAR
                                                     1995            1994          1993
                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales and other operating income             $ 413,957        $ 378,473     $ 323,315

Costs and expenses:
 Cost of products sold                             290,469          258,818       227,026
 Selling and administrative expenses                85,993           90,297        76,543
 Interest expense                                    4,717            3,981         4,745
 Interest income                                    (1,039)            (644)         (859)
 Other expenses (income)   net                        (297)             598          (469)
                                                   379,843          353,050       306,986
Earnings from continuing
 operations before income taxes                     34,114           25,423        16,329

Income taxes                                        10,047            7,373         4,575
Earnings from continuing operations                 24,067           18,050        11,754

Loss from discontinued operation,
 net of income taxes:
   Operating loss                                                      (330)         (262)
   Loss on disposal                                                  (1,122)
                                                                     (1,452)         (262)
Net earnings                                     $  24,067        $  16,598     $  11,492

Primary earnings per share:
 Continuing operations                           $    1.41        $    1.10     $     .75
 Discontinued operation                                                (.09)         (.02)
 Net earnings                                    $    1.41        $    1.01     $     .73

Fully diluted net earnings per share             $    1.40        $    1.00     $     .71


See accompanying notes to consolidated financial statements.











                       -5-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR
                                                     1995            1994          1993
                                                            (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net earnings                                     $  24,067        $  16,598     $  11,492
Adjustments necessary to reconcile
 net earnings to net cash provided
 by operating activities:
   Depreciation and amortization                     5,765            5,664         5,182
   Deferred income taxes                             1,878              200         3,299
   Pension income                                   (1,319)            (731)         (503)
   Loss from discontinued operation                                   1,452           262
   Other                                              (952)             855          (575)
   Changes in operating assets and
     liabilities:
     Accounts receivable                           (12,723)          (8,347)      (10,998)
     Inventories                                    (9,325)         (11,520)       (6,312)
     Other operating assets                         (1,000)            (404)        2,347
     Accounts payable                               (3,069)           5,682        (1,813)
     Other operating liabilities                    (1,950)           2,944         3,139
Net cash provided by operating activities            1,372           12,393         5,520

INVESTING ACTIVITIES
Additions to property, plant and equipment         (18,645)          (9,858)       (6,605)
Cash from discontinued operations                                       747        12,664
Other                                                3,632             (930)        1,899
Net cash provided by (used in) investing
 activities                                        (15,013)         (10,041)        7,958

FINANCING ACTIVITIES
Proceeds from short-term borrowings                  2,907            4,000           775
Payments of short-term debt                         (2,000)          (4,516)      (15,204)
Proceeds from long-term borrowings                  58,181           75,886        57,000
Payments of long-term debt                         (71,289)         (79,245)      (55,777)
Proceeds from issuance of common stock              48,869
Cash dividends                                      (2,347)          (1,711)       (1,086)
Purchase of common stock for treasury                 (852)             (77)          (17)
Shares issued under stock incentive plans            4,311            2,530         2,186
Net cash provided by (used in)
 financing activities                               37,780           (3,133)      (12,123)
Increase (decrease) in cash and
 cash equivalents                                   24,139             (781)        1,355




                                      -6-
Cash and cash equivalents at
 beginning of year                                   2,949            3,730         2,375
Cash and cash equivalents at end of year         $  27,088        $   2,949     $   3,730

OTHER CASH FLOW INFORMATION
Interest paid                                    $   5,187        $   4,361     $   5,661
Income taxes paid                                    5,683            4,219           957

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.









































                       -7-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (the Company). Upon consolidation, all intercompany accounts, transactions, and profits have been eliminated.

FISCAL YEAR

The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. All fiscal years presented herein are 52-week periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized on the sale of products when the related goods have been shipped and legal title has passed to the customer.

CASH EQUIVALENTS

All short-term investments with a maturity of three months or less when purchased are considered cash equivalents.

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



                       -1-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

INCOME TAXES

The provision for income taxes is based on the earnings or loss reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.

EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period and the assumed exercise of dilutive stock options. Fully diluted earnings per share for 1994 and 1993 also include the effect of converting subordinated notes into common stock.

Weighted average shares outstanding for purposes of calculating earnings per share are as follows:

                                       1995           1994           1993
Primary                             17,114,468     16,358,056     15,716,736
Fully diluted                       17,237,179     16,614,835     16,258,919

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's financial instruments consist of cash and cash equivalents, notes receivable, and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 30, 1995. Fair value was determined using discounted cash flow analysis and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company does not require collateral or other security on trade accounts receivable.


                       -2-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

Certain amounts previously reported in 1994 and 1993 have been reclassified to conform with the presentation used in 1995.


NOTE B - DISCONTINUED OPERATION

During the fourth quarter of 1994, the Company adopted a formal plan to withdraw from its Lamonts Apparel leased shoe department business. In connection with this exit plan, an estimated after-tax loss of $1,122,000 was recognized. The loss represents the cost of inventory liquidation, write-off of leasehold improvements, and anticipated operating results during the phase-out period. The exit plan was completed in 1995.

Summarized operating results of the Lamonts business are shown as a discontinued operation in the accompanying consolidated statements of operations and are as follows:

                                             1994          1993
                                           (THOUSANDS OF DOLLARS)
Net sales                                  $ 9,061       $ 9,828

Loss before incomes taxes                  $   500       $   397
Income tax credit                             (170)         (135)
Loss from operations                       $   330       $   262

NOTE C - INVENTORIES

Inventories of $70,162,000 at December 30, 1995, and $60,198,000 at
December 31, 1994, have been valued using the LIFO method. If the first-in, first-out (FIFO) method had been used, inventories would have been $22,171,000 and $19,667,000 higher than reported at December 30, 1995 and December 31, 1994, respectively.


NOTE D - NOTES PAYABLE TO BANKS

Notes payable to banks consist of unsecured short-term debt of the Company's Canadian subsidiary. The notes bear interest at the Canadian prime rate (7.5% at December 30, 1995) plus 2%.




                       -3-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also has short-term debt and commercial letter-of-credit facilities that allow for borrowings up to $54,400,000. Amounts outstanding under these facilities consist of letters of credit that amounted to approximately $23,200,000 and $21,400,000 at December 30, 1995 and December 31, 1994, respectively.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following obligations:

                                                       1995          1994
                                                     (THOUSANDS OF DOLLARS)
7.8% senior notes to insurance companies             $ 30,000      $ 30,000
Revolving credit obligations                                         13,000
Other                                                     678           786
                                                       30,678        43,786
Less current maturities                                    84           304
                                                     $ 30,594      $ 43,482

The 7.8% senior notes to insurance companies require equal annual principal payments of $4,285,000 on August 15, 1998 through 2004.

The revolving credit agreement, which expires on October 13, 1998, provides for borrowings up to $50,000,000 with interest payable at variable rates based on both LIBOR and the prime rate (8.5% at December 30, 1995).
Maximum borrowings under the agreement were $50,000,000 in 1995 and $40,000,000 in 1994.

The revolving credit and insurance company loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of working capital and tangible net worth. The agreements also impose restrictions on securing additional debt, sale and merger transactions, and the Company's acquisition of its common stock. At December 30, 1995, unrestricted retained earnings are $83,374,000.

Principal maturities of long-term debt during the four years subsequent to 1996 are as follows: 1997--$83,000; 1998--$4,370,000; 1999--$4,370,000:
2000--$4,352,000.




                       -4-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - LEASES

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements which expire at various dates through 2007. At December 30, 1995, minimum rental payments due under all noncancelable leases are as follows (THOUSANDS OF DOLLARS):

1996                                                       $  5,098
1997                                                          4,018
1998                                                          3,394
1999                                                          2,496
2000                                                          1,712
Thereafter                                                    4,985
Total minimum lease payments                               $ 21,703

Rental expense under all operating leases is as follows:

                                            1995         1994          1993
                                                (THOUSANDS OF DOLLARS)
Minimum rentals                           $ 6,090      $ 5,039       $ 5,210
Contingent rentals                            185        1,106         1,138
                                          $ 6,275      $ 6,145       $ 6,348

Contingent rentals are based on retail store sales volume.


NOTE G - CAPITAL STOCK

On March 10, 1994, and April 19, 1995, the Company announced three-for-two stock splits on shares of common stock outstanding on March 21, 1994, and May 1, 1995, respectively. All share and per share data included in the consolidated financial statements have been retroactively adjusted for the increased shares resulting from the stock splits.

The Company has a stock rights plan that is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under its terms, each stockholder received one right for each share of common stock owned. The rights trade separately from common stock and become exercisable only upon the occurrence of certain triggering



                       -5-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - CAPITAL STOCK (CONTINUED)

events. Each right, when exercisable, will entitle the holder to purchase one one-hundredth of a share of Series A junior participating preferred stock for $40. The Company has designated 880,000 shares of preferred stock as Series A junior participating preferred stock for possible future issuance under the Company's stock rights plan. Upon issuance, each share of Series A junior preferred stock will have 100 votes and a preferential quarterly dividend equal to the greater of $6 per share or 100 times the dividend declared on the Company's common stock.

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees, and nonemployee directors. Options are exercisable in equal annual installments of 25% over three years beginning on the date the options are granted. All unexercised options are available for future grants upon their cancellation.





















                       -6-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - CAPITAL STOCK (CONTINUED)

A summary of the transactions under the plans follows:

                                      SHARES UNDER
                                         OPTIONS             OPTION PRICE
Outstanding at January 3, 1993          1,062,636       $ 3.89     to      $ 5.91
Granted in 1993                           220,275         7.69     to       13.73
Exercised                                (303,488)        3.89     to        8.00
Cancelled                                  (1,857)        3.89     TO        4.45
Outstanding at January 1, 1994            977,566         3.89     to        5.91
Granted in 1994                           294,938        13.42     to       17.92
Exercised                                (269,688)        3.89     to        8.83
Cancelled                                  (6,804)        5.17     TO       15.97
Outstanding at December 31, 1994          996,012         3.89     to       17.92
Granted in 1995                           292,912        14.71     TO       31.88
Exercised                                (288,611)        3.89     TO       18.08
Cancelled                                  (1,008)        8.00     TO       18.08
Outstanding at December 30, 1995          999,305       $ 3.89     TO      $31.88
Exercisable at December 30, 1995          619,979       $ 3.89     TO      $31.88

Available for future grants:
  At December 30, 1995                    921,935
  At December 31, 1994                    527,565

Certain of the stock incentive plans allow the Company to make stock awards to officers and other key employees at nominal exercise prices for future services. Common stock acquired under these plans is subject to certain restrictions, including prohibition against any sale, transfer, or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 63,725 in 1995, 64,762 in 1994 and 45,450 in 1993 were awarded under these plans. There were no cancellations of stock awards in 1995, 1994 or 1993. Additional shares awarded will reduce the number of shares identified as available for future grants in the above table.









                       -7-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - RETIREMENT PLANS

The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employee's years of service and final average earnings (as defined), while the other plans provide benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company also has individual deferred compensation agreements with certain key employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. Under the terms of the individual contracts, the employees are eligible for reduced benefits upon early retirement.

In addition, the Company sponsors a noncontributory, defined benefit plan that provides postretirement life insurance benefits to full-time employees who have worked ten or more consecutive years and attained age 60 while employed by the Company. The Company does not provide postretirement medical benefits.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. In 1994, the Company combined this plan with its principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,050,000 in 1995, $935,000 in 1994 and $760,000 in 1993.




















                       -8-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - RETIREMENT PLANS (CONTINUED)

The following summarizes the status of the Company's pension assets and related obligations for its defined benefit pension plans:

                                                                  SEPTEMBER 30
                                                             1995              1994
                                                              (THOUSANDS OF DOLLARS)
Pension assets at fair value                               $ 99,484          $ 73,793

Actuarial present value of accumulated plan benefits:
 Vested                                                      52,628            37,082
 Nonvested                                                      497             2,044
                                                             53,125            39,126
Effect of estimated future increases in compensation          9,145             8,887
Projected benefit obligation for service rendered
 to date                                                     62,270            48,013
Excess pension assets                                      $ 37,214          $ 25,780
Components of excess pension assets:
 Prepaid pension costs recognized in other assets          $  6,929          $  5,610
 Unrecognized amounts, net of amortization:
   Transition assets                                          3,768             4,701
   Prior service costs                                       (3,048)           (2,375)
   Experience gains                                          29,565            17,844
                                                           $ 37,214          $ 25,780

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5%, respectively, in 1995 and 8.5% and 5%, respectively, in 1994. The change in the discount rate assumption increased the projected benefit obligation by $10,700,000 at September 30, 1995.

Plan assets were invested in listed equity securities (80%), fixed income funds (10%), and short-term and other investments (10%). Equity securities include 150,450 shares of the Company's common stock with a fair value of $4,119,000 at September 30, 1995.










                       -9-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - RETIREMENT PLANS (CONTINUED)

The following is a summary of net pension income recognized by the Company:

                                                  1995          1994             1993
                                                         (THOUSANDS OF DOLLARS)
Service cost pertaining to benefits
 earned during the year                       $  (2,540)     $ (2,410)       $  (1,398)
Interest cost on projected benefit
 obligation                                      (3,771)       (3,292)          (3,247)
Actual net investment income                     28,495         3,317           20,354
Net amortization and deferrals                  (20,865)        3,116          (15,206)
Net pension income                            $   1,319      $    731        $     503

The expected long-term return on plan assets was 10% in 1995 and 9% in 1994 and 1993.

The Company's accumulated postretirement life insurance benefit obligation is as follows:

                                                             1995        1994
                                                           (THOUSANDS OF DOLLARS)
Retirees                                                    $ 775        $ 675
Active plan participants                                      215          189
Accumulated postretirement benefit obligation                 990          864
Unrecognized experience losses                               (153)         (44)
Obligation recognized in other liabilities                  $ 837        $ 820

The discount rate used in determining the accumulated postretirement life insurance benefit obligation was 7.5% in 1995 and 8.5% in 1994. The expense associated with postretirement life insurance benefits was not significant.











                      -10-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - INCOME TAXES

The provisions for income taxes pertaining to continuing operations consist of the following:

                                              1995        1994         1993
                                                  (THOUSANDS OF DOLLARS)
Currently payable (refundable):
 Federal                                   $  4,610      $ 3,828     $  (175)
 State and foreign                            3,559        2,750       1,451
Deferred                                      1,878          795       3,299
                                           $ 10,047      $ 7,373     $ 4,575

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal tax rate of 35% to earnings from continuing operations before income taxes is as follows:

                                              1995        1994         1993
                                                  (THOUSANDS OF DOLLARS)
Income taxes at statutory rate             $ 11,940      $ 8,898     $ 5,715
State income and foreign taxes,
 net of federal income tax reduction            731          757         340
Nontaxable earnings of Puerto Rican
 subsidiary and foreign affiliates           (1,898)      (1,712)     (1,202)
Reduction of deferred income tax asset
 valuation allowance                                      (1,000)
Other                                          (726)         430        (278)
                                           $ 10,047      $ 7,373     $ 4,575















                      -11-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred income tax assets as of the end of 1995 and 1994 are as follows:

                                                            1995          1994
                                                          (THOUSANDS OF DOLLARS)
Deferred income tax assets:
 Accounts receivable and inventory
   valuation allowances                                    $ 3,434      $ 4,398
 Deferred compensation accruals                              2,466        2,425
 Provision for losses and asset
   valuation allowances related to
   disposal of discontinued operation                          874        1,004
 Other amounts not deductible until paid                     4,233        4,530
Total deferred income tax assets                            11,007       12,357

Deferred income tax liabilities:
 Tax over book depreciation                                  2,190        2,349
 Prepaid pension costs                                       2,340        1,915
 Unremitted earnings of Puerto Rican subsidiary              1,154          973
 Other                                                         218          137
Total deferred income tax liabilities                        5,902        5,374
Net deferred income tax assets                             $ 5,105      $ 6,983

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


NOTE J - LITIGATION

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

                      -12-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - INDUSTRY INFORMATION

The Company is principally engaged in the manufacture and sale of footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. The Company is also the largest domestic tanner of pigskin, which is used in a significant portion of shoes manufactured and sold by the Company and sold to other domestic and foreign manufacturers of shoes and other products. Royalty income is derived from licensing the Company's trademarks to domestic and foreign licensees. As part of its footwear business, the Company operates a number of domestic retail shoe stores that sell Company-manufactured products as well as footwear manufactured by unaffiliated companies. Foreign operations consist of a 75%-owned Canadian subsidiary and factories located in the Dominican Republic and Mexico that produce shoe uppers for domestic operations. Export sales, foreign operations, and related assets are not significant.

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


NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16-week period for the fourth quarter.

The following tabulation presents the Company's unaudited quarterly results of operations for 1995 and 1994. Certain reclassifications have been made to the 1994 amounts originally reported in the Company's quarterly reports on Form 10-Q to segregate the results of a discontinued operation.













                      -13-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                     1995
                                    FIRST     SECOND       THIRD     FOURTH
                                   QUARTER    QUARTER     QUARTER    QUARTER
                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales and other
 operating income                 $ 76,331   $ 86,289    $100,460    $150,877
Gross margin                        22,788     27,490      28,753      44,457
Net earnings                         2,497      3,897       5,207      12,466

Net earnings per share:
 Primary                          $    .15   $    .23    $    .31    $    .72
 Fully diluted                    $    .15   $    .23    $    .31    $    .71

                                                     1994
                                    FIRST     SECOND       THIRD     FOURTH
                                   QUARTER    QUARTER     QUARTER    QUARTER
                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales and other
 operating income                 $ 66,766   $ 79,319    $ 91,910    $140,478
Gross margin                        21,107     24,421      26,905      47,222

Earnings from continuing
 operations                       $  1,391   $  2,463    $  3,757    $ 10,439
Loss from discontinued
 operation                            (100)       (79)        (70)     (1,203)
Net earnings                      $  1,291   $  2,384    $  3,687    $  9,236
Net earnings (loss) per share:
 Primary:
   Continuing operations          $    .09   $    .15    $    .23    $    .63
   Discontinued operation             (.01)      (.01)                   (.07)
                                  $    .08   $    .14    $    .23    $    .56
 Fully diluted                    $    .08   $    .14    $    .23    $    .55

NOTE M - SUBSEQUENT EVENT

On February 14, 1996, the Company signed an agreement to acquire certain assets of the Hy-Test work, safety and occupational footwear business of The Florsheim Shoe Company for approximately $22,750,000 in cash.

                      -14-
                      REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 30, 1995, and December 31, 1994, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 30, 1995, and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          Ernst & Young LLP


Grand Rapids, Michigan
February 14, 1996






































                                APPENDIX B

























              Schedule II - Valuation and Qualifying Accounts

                Wolverine World Wide, Inc. and Subsidiaries
         COLUMN A                            COLUMN B                 COLUMN C                  COLUMN D             COLUMN E
                                                                      ADDITIONS
                                                               (1)                 (2)
                                            BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                           BEGINNING OF      COSTS AND       OTHER ACCOUNTS    DEDUCTIONS             END OF
        DESCRIPTION                           PERIOD         EXPENSES          (DESCRIBE)      (DESCRIBE)             PERIOD
FISCAL YEAR ENDED DECEMBER 30, 1995
Deducted from asset accounts:
 Allowance for doubtful accounts            $3,510,000       $ (589,000)                        $  264,000<FA>      $2,657,000
 Allowance for cash discounts                  449,000        2,851,000                          2,550,000<FB>         750,000
                                            $3,959,000       $2,262,000                         $2,814,000          $3,407,000

FISCAL YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
 Allowance for doubtful accounts            $3,141,000       $1,722,000                         $1,353,000<FA>      $3,510,000
 Allowance for cash discounts                  270,000        1,236,000                          1,057,000<FB>         449,000
                                            $3,411,000       $2,958,000                         $2,410,000          $3,959,000

FISCAL YEAR ENDED JANUARY 1, 1994
Deducted from asset accounts:
 Allowance for doubtful accounts            $2,454,000       $2,208,000                         $1,521,000<FA>      $3,141,000
 Allowance for cash discounts                  262,000        1,770,000                          1,762,000<FB>         270,000
                                            $2,716,000       $3,978,000                         $3,283,000          $3,411,000

<FA> ACCOUNTS CHARGED OFF, NET OF RECOVERIES.

<FB> DISCOUNTS GIVEN TO CUSTOMERS.

















                                                 Commission File No. 1-6024







                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549














                                 EXHIBITS
                                    TO
                                 FORM 10-K



                         For the Fiscal Year Ended
                             December 30, 1995













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

 4.4 Note Purchase Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as
          Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
          Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 1, 1996 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4.6 Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as
          Exhibit 4.2 above). Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.


10.1 Stock Option Plan of 1979, and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988.
          Here incorporated by reference.

10.2      1993 Stock Incentive Plan.* Previously filed as Exhibit
          10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3 1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.4      Amended and Restated Directors Stock Option Plan.*
          Previously filed as an exhibit to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5 Amended and Restated Agreement executed on May 26, 1994 and dated as of July 24, 1992, between the Company and Thomas D. Gleason.* Previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.6 Employment Agreement dated April 27, 1993, between the Company and Geoffrey B. Bloom.* Previously filed as
          Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.7 Executive Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.8 Management Short-Term Incentive Plan for 1994.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.9 Stock Option Loan Program.* Previously filed as Exhibt 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.





                       -2-
10.10 Deferred Compensation Agreement dated as of August 24, 1989 between the Company and Thomas D. Gleason.* Previously filed as part of Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10.11 Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 9, 1995.
          Here incorporated by reference. Each of the Company's executive officers participate at the 2.4% level.

10.12 Sustained Growth (Three Year) Plan for the three year period 1993 to 1995.*

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.*

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.*

10.15 Termination of Employment and Change of Control Agreements.* The form of agreement was previously filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.15.

10.16 Indemnification Agreements.* The form of agreement was previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. An updated participant schedule is attached as
          Exhibit 10.16.

10.17     Supplemental Retirement Benefits.* Previously filed as
          Exhibit 10(l) to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10.18     Benefit Trust Agreement dated May 19, 1987, and
          Amendments Number 1, 2 and 3 thereto.* Previously filed as Exhibit 10(p) to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 2, 1993.
          Here incorporated by reference.

10.19    1996 Executive Short-Term Incentive Plan (Annual Bonus Plan).*




                       -3-

10.20     Letter Agreement dated May 2, 1994, between the Company
          and George A. Andrews.*   Previously filed as Exhibit
          10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

10.21 1984 Executive Stock Incentive Purchase Plan, and amendment.* Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.22 Supplemental Director's Fee Agreement dated as of March 27, 1995 between the Company and Phillip D. Matthews.*
          Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.23 Restricted Stock Agreement dated as of March 27, 1995 between the Company and Phillip D. Matthews.* Previously filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.24     Deferred Compensation Agreement dated as of April 21,
          1994, between the Company and Charles F. Morgo.*
          Previously filed as Exhibit 10(x) to the Company's
          Quarterly Report on Form 10-Q for the period ended June
          18, 1994.  Here incorporated by reference.

10.25     Employment Agreement dated April 21, 1994, between the
          Company and Charles F. Morgo.* Previously filed as
          Exhibit 10(y) to the Company's Quarterly Report on Form
          10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.26 Restricted Stock Agreement dated April 21, 1994, between the Company and Charles F. Morgo.* Previously filed as
          Exhibit 10(z) to the Company's Quarterly Report on Form
          10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.27     1994 Directors' Stock Option Plan.* Previously filed as
          Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.






                       -4-
10.28     1995 Stock Incentive Plan.*  Previously filed as an
          Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27        Financial Data Schedule.

___________________________

*Management contract or compensatory plan or arrangement.



















                       -5-