Form 10-Q
period 1996-03-23
WOLVERINE WORLD WIDE INC /DE/
filed 1996-05-07
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the first twelve week accounting period ended March 23, 1996

                                    OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______

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

                            Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

     There were 18,408,358 shares of Common Stock, $1 par value, outstanding as of April 15, 1996 of which 548,239 shares are held as Treasury Stock.



                       PART I. FINANCIAL INFORMATION
                      ITEM 1.   FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)


                                          MARCH 23,    DECEMBER 30,    MARCH 25,
                                           1996           1995           1995
                                        (UNAUDITED)    (AUDITED)      (UNAUDITED)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents               $  8,920       $ 27,088       $  3,286
 Accounts receivable, less
    allowances
    March 23, 1996 - $3,450
    December 30, 1995 - $3,407
    March 25, 1995 - $4,323                78,746         83,392         64,299
 Inventories:
    Finished products                      65,167         45,814         64,218
    Raw materials and work in
     process                               40,995         42,536         32,244
                                          106,162         88,350         96,462

 Other current assets                      34,461         15,896         11,733
 Net current assets of
    discontinued operations                    26            149          2,066

TOTAL CURRENT ASSETS                      228,315        214,875        177,846

PROPERTY, PLANT & EQUIPMENT
 Gross cost                               112,473        109,731         99,543
 Less accumulated depreciation             63,979         62,846         63,398
                                           48,494         46,885         36,145

OTHER ASSETS                               22,389         21,794         25,769



TOTAL ASSETS                             $299,198       $283,554       $239,760


See notes to consolidated condensed financial statements.


                       -2-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)
                                                    MARCH 23,    DECEMBER 30,   MARCH 25,
                                                      1996         1995           1995
                                                   (UNAUDITED)   (AUDITED)     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                         $  3,160      $  2,339      $  2,467
    Accounts payable and other
     accrued liabilities                             35,441        35,224        40,241
    Current maturities of
     long-term debt                                      84            84           170
TOTAL CURRENT LIABILITIES                            38,685        37,647        42,878

LONG-TERM DEBT (less current
    maturities)                                      42,569        30,594        52,701

OTHER NONCURRENT LIABILITIES                         10,372        11,099        10,700

STOCKHOLDERS' EQUITY
    Common Stock - par value $1,
     authorized 25,000,000 shares;
     shares issued (including
     shares in treasury):
      March 23, 1996 - 18,865,844 shares
      December 30, 1995 - 18,782,580 shares
      March 25, 1995 - 16,740,362 shares             18,866        18,783        16,740
    Additional paid-in capital                       71,183        70,716        19,771
    Retained earnings                               126,248       123,593       103,803
    Accumulated translation
     adjustments                                       (349)         (324)          246
    Unearned compensation                            (1,649)       (1,827)       (1,079)

    Cost of shares in treasury:
     March 23, 1996 - 548,239 shares
     December 30, 1995 - 547,913 shares
     March 25, 1995 - 533,992 shares                 (6,727)       (6,727)       (6,000)

TOTAL STOCKHOLDERS' EQUITY                          207,572       204,214       133,481

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $299,198      $283,554      $239,760

( ) - Denotes deduction.
See notes to consolidated condensed financial statements.
                       -3-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                          12 WEEKS ENDED
                                                  MARCH 23,           MARCH 25,
                                                    1996                1995
NET SALES AND OTHER OPERATING INCOME           $    83,842          $    76,331

Cost of products sold                               58,519               53,543
GROSS MARGIN                                        25,323               22,788

Selling and administrative expenses                 20,489               18,913
OPERATING INCOME                                     4,834                3,875

OTHER EXPENSES (INCOME):
    Interest expense                                   626                  701
    Interest income                                   (407)                (228)
    Other - net                                       (323)                (217)
                                                      (104)                 256

EARNINGS BEFORE INCOME TAXES                         4,938                3,619

Income taxes                                         1,545                1,122


NET EARNINGS                                   $     3,393          $     2,497

EARNINGS PER SHARE:
    Primary                                    $       .18          $       .15
    Fully diluted                              $       .18          $       .15


CASH DIVIDENDS PER SHARE                       $      .040          $      .033

SHARES USED FOR NET EARNINGS
    PER SHARE COMPUTATION:
      Primary                                   18,814,872           16,683,028
      Fully diluted                             18,825,050           16,718,468


See notes to consolidated condensed financial statements.


                       -4-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                12 WEEKS ENDED
                                                           MARCH 23,       MARCH 25,
                                                             1996            1995
OPERATING ACTIVITIES
    Net earnings from continuing operations                $  3,393        $  2,497
    Depreciation, amortization and other
     non-cash items                                            (278)            657
    Changes in operating assets and liabilities:
     Accounts receivable                                      4,646           6,370
     Inventories                                            (17,812)        (17,437)
     Other current assets                                     4,308           2,094
     Accounts payable and other accrued
      liabilities                                               217          (1,043)

          NET CASH USED IN OPERATING ACTIVITIES              (5,526)         (6,862)

FINANCING ACTIVITIES
    Proceeds from long-term borrowings                       12,000          12,090
    Payments of long-term borrowings                            (25)         (3,005)
    Proceeds from short-term borrowings                         821           3,035
    Payments of short-term borrowings                                        (2,000)
    Cash dividends                                             (738)           (567)
    Proceeds from shares issued under employee
     stock plans                                                550             192

          NET CASH PROVIDED BY FINANCING ACTIVITIES          12,608           9,745

INVESTING ACTIVITIES
    Purchase of business product line                       (22,750)
    Additions to property, plant and equipment               (3,127)         (2,515)
    Other                                                       627             (31)

          NET CASH USED IN INVESTING ACTIVITIES             (25,250)         (2,546)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (18,168)            337

Cash and cash equivalents at beginning of year               27,088           2,949

CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER          $  8,920        $  3,286

( ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.
                       -5-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              MARCH 23, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Certain amounts in 1995 have been reclassified to conform with the presentation used in 1996.

NOTE B - FLUCTUATIONS

The Company's sales are seasonal, particularly in its major divisions, The Hush Puppies Company, The Wolverine Footwear Group and the Wolverine Slipper Group. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

NOTE C - BUSINESS ACQUISITION

On March 22, 1996, the Company consummated the acquisition of certain net assets of the Hy-Test product line from The Florsheim Shoe Company. The purchase price at the closing date was $22,750,000 in cash and is subject to change based on a review and agreement of both parties on the final closing balance sheet. The preliminary purchase price has not been allocated to the related assets and liabilities at March 23, 1996 and has been included in other current assets in the consolidated condensed balance sheet because the primary assets purchased were accounts receivable and inventories. A final purchase price allocation will be completed in future periods.

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

                       -6-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 1996 TO FIRST QUARTER
1995

First quarter net sales and other operating income of $83.8 million for 1996 exceeded 1995 levels by $7.5 million (a 9.8% increase). The Hush Puppies Wholesale Division recognized an increase of $2.5 million or 10.6%, despite the continuing slow retail environment. The Wolverine Footwear Group continued its strong performance accounting for $2.2 million of the increase in quarterly net sales and other operating income. Also, a sales increase in the first quarter 1996 was generated by United States Department of Defense contracts which helped to offset slight sales decreases in the Wolverine Leather Division and the Wolverine Slipper Group.

Gross margin as a percentage of net sales and other operating income for the first quarter of 1996 was 30.2% compared to the prior year level of 29.9%. Improved margins were recognized in the Wolverine Footwear Group through increased licensing revenues and manufacturing and sourcing efficiencies. The Hush Puppies Retail Division reported a 6.5 percentage point increase in gross margin due to lower promotional costs on key selling merchandise. These improvements were offset by a slight decline in the Wolverine Leather Division's performance, reporting a year-to-date $.8 million gross margin decrease as a result of balancing production to reduced sales levels and erosion of pigskin procurement pricing margins. Decreases in the Hush Puppies Wholesale Division resulted from the continued soft retail climate which impacts both initial wholesale margins and adjustments for retail promotional pricing requirements.

Selling and administrative costs totaling $20.5 million for the first quarter of 1996 increased $1.6 million over the 1995 first quarter levels of $18.9 million. First quarter selling, advertising and distribution costs associated with the increased sales volume combined with advertising and promotional investments for the Wolverine Footwear Group accounted for $1.2 million of the increase. As a percentage of sales, first quarter 1996 costs decreased .4% to 24.4% from the 24.8% for the first quarter of 1995, reflecting the effects of the cost controls. The Hush Puppies Wholesale Division's distribution costs continue to decrease, reflecting the implementation of the new incentive wage program designed to reduce costs through increased productivity.

Interest expense for the first quarter of 1996 was $.6 million, compared to $.7 million for the same period of 1995. The 1996 interest expense total reflects a decrease in borrowings outstanding. Interest income of $.4 million in 1996 reflects an increase over the $.2 million for the




                       -7-
same period in 1995. The Company invested a portion of the funds from the equity offering in the fourth quarter of 1995 which resulted in both a decrease in borrowings and an increase in interest income.

The effective income tax rate on net earnings increased on a year-to-date basis to 31.3% in 1996 from 31.0% in 1995. The effective tax rate reflects the anticipated annualized rate for the Company giving consideration to the non-taxable net earnings of foreign subsidiaries.

Net earnings of $3.4 million for the twelve weeks ended March 23, 1996 compared favorably to earnings of $2.5 million for the respective period of 1995 (a 35.9% increase). Earnings per share of $.18 for the first quarter 1996 compares to $.15 for the same period 1995 (a 20.0% increase), reflecting the stock issuance from the equity offering. Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable of $78.7 million at March 23, 1996 reflect an increase of $14.4 million and a decrease of $4.6 million over the balances at March 25, 1995 and December 30, 1995, respectively. Inventories of $106.2 million at March 23, 1996 reflect increases of $9.7 million and $17.8 million over the balances at March 25, 1995 and December 30, 1995, respectively. The increase in accounts receivable was directly related to increased volume. Inventories were increased to meet anticipated future demand in both wholesaling and manufacturing. First quarter footwear order backlogs increased 13% when compared to 1995, supporting the need for increased inventories.

Other current assets totaling $34.5 million at March 23, 1996 included $22.8 million of unallocated Hy-Test assets purchased the last day of the reporting period. The Hy-Test assets currently classified in other current assets will be reclassified upon the completion of the due diligence procedures on the closing balance sheet. Excluding the Hy-Test assets, other current assets were unchanged from March 25, 1995 and $4.2 million lower than December 30, 1995 levels. The decrease was a result of the collection of the current portion of notes receivable from the 1992 disposition of the Brooks athletic footwear business.

Additions to property, plant and equipment of $2.7 million in the first quarter of 1996 compares to $2.5 million reported during the same period in 1995. The majority of these expenditures are related to the modernization of corporate facilities, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities to respond to product demand on a timely and cost-effective basis.

Short-term debt increased to $3.2 million at March 23, 1996 compared to $2.5 million at March 25, 1995 and $2.3 million at December 30, 1995.


                       -8-
Long-term debt, excluding current maturities, of $42.6 million on March 23, 1996 compares to $52.7 million and $30.6 million at March 25, 1995 and December 30, 1995, respectively. The increases in debt since December 30, 1995 was a result of the seasonal working capital requirements of the Company. The decrease in long-term debt levels from March 25, 1995 is attributable to the pay down of the Company's revolving credit facility with funds generated by an equity offering discussed below.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

The 1996 first quarter dividend declared of $.04 per share of common stock represents approximately a 20.0% increase over the $.033 per share (post split) declared for the first quarter of 1995. The dividend is payable May 1, 1996 to stockholders of record on April 1, 1996. Additionally, shares issued under stock incentive plans provided cash of $.6 million in 1996 compared to $.2 million in 1995.

The Company further strengthened its financial position in 1995 through a successful public offering of 1,737,500 shares of common stock at $29.875 per share. The $48.9 million of net proceeds from this offering were used in part to reduce debt in the fourth quarter of 1995 and to acquire certain assets of the Hy-Test work, safety and occupational footwear business of The Florsheim Shoe Company for approximately $22,750,000 at the end of the first quarter 1996.

INFLATION

Inflation has not had a significant effect on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

















                       -9-
                        PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

EXHIBIT
NUMBER                            DOCUMENT
3.1      Certificate of Incorporation, as amended.  Previously filed as
         Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

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


                      -10-
27       Financial Data Schedule.


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

                                  WOLVERINE WORLD WIDE, INC.
                                  AND SUBSIDIARIES



May 7, 1996                       /S/STEPHEN L. GULIS, JR.
Date                              Stephen L. Gulis, Jr.
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer and Duly Authorized Signatory
                                  of Registrant)

























                      -11-