Form 10-Q
period 1996-06-15
WOLVERINE WORLD WIDE INC /DE/
filed 1996-07-30
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the second twelve week accounting period ended June 15, 1996

                                    OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to _________

                       Commission File Number 1-6024

                        WOLVERINE WORLD WIDE, INC.
          (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                           38-1185150
         (State or Other Jurisdiction of              (IRS Employer
         Incorporation or Organization)             Identification No.)

    9341 COURTLAND DRIVE, ROCKFORD, MICHIGAN              49351
    (Address of Principal Executive Offices)           (Zip Code)


                              (616) 866-5500
           (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 18,493,250 shares of Common Stock, $1 par value, outstanding as of July 23, 1996, of which 557,343 shares are held as Treasury Stock. The shares outstanding have not been adjusted for the 3-for-2 stock split payable on August 16, 1996, on shares outstanding at the close of business on July 26, 1996.


                       PART I. FINANCIAL INFORMATION
                      ITEM 1.    FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                                          JUNE 15,      DECEMBER 30,      JUNE 17,
                                                           1996            1995            1995
                                                        (UNAUDITED)      (AUDITED)      (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $  8,444        $ 27,088        $  2,396
  Accounts receivable, less allowances
    June 15, 1996 - $4,648
    December 30, 1995 - $3,407
    June 17, 1995 - $4,961                                 81,204          83,392          73,317
  Inventories:
    Finished products                                      85,699          45,814          70,942
    Raw materials and work in process                      43,081          42,536          38,917
                                                          128,780          88,350         109,859

  Other current assets                                      9,340          15,896          15,098
  Net current assets of discontinued operations                32             149           1,403

TOTAL CURRENT ASSETS                                      227,800         214,875         202,073

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                              117,706         109,731         102,215
  Less accumulated depreciation                            65,473          62,846          64,258
                                                           52,233          46,885          37,957

OTHER ASSETS                                               28,450          21,794          21,854


TOTAL ASSETS                                             $308,483        $283,554        $261,884


See notes to consolidated condensed financial statements.







                                      -2-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)
                                                          JUNE 15,      DECEMBER 30,      JUNE 17,
                                                           1996            1995            1995
                                                        (UNAUDITED)      (AUDITED)      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                 $  2,969        $  2,339        $  2,881
  Accounts payable and other accrued
    liabilities                                            39,034          35,224          40,626
  Current maturities of long-term debt                         73              84             120
TOTAL CURRENT LIABILITIES                                  42,076          37,647          43,627

LONG-TERM DEBT (less current maturities)                   42,555          30,594          69,702

OTHER NONCURRENT LIABILITIES                               10,370          11,099          10,950

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
    40,000,000 shares; shares issued
    (including shares in treasury):
      June 15, 1996 - 28,537,497 shares
      December 30, 1995 - 28,173,870 shares
      June 17, 1995 - 25,473,935 shares                    28,537          18,783          16,983
  Additional paid-in capital                               64,582          70,716          21,651
  Retained earnings                                       130,945         123,593         107,136
  Accumulated translation adjustments                        (351)           (324)            340
  Unearned compensation                                    (3,504)         (1,827)         (1,987)
  Cost of shares in treasury:
    June 15, 1996 - 547,591 shares
    December 30, 1995 - 547,913 shares
    June 17, 1995 - 562,645 shares                         (6,727)         (6,727)         (6,518)

TOTAL STOCKHOLDERS' EQUITY                                213,482         204,214         137,605


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                   $308,483        $283,554        $261,884

( ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                                      -3-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS
                               OF OPERATIONS

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)
                                                      12 WEEKS ENDED                       24 WEEKS ENDED
                                               JUNE 15,           JUNE 17,          JUNE 15,           JUNE 17,
                                                1996               1995              1996               1995
NET SALES AND OTHER
 OPERATING INCOME                           $    94,153        $    86,289        $   177,995        $   162,620

Cost of products sold                            62,836             58,799            121,355            112,342
GROSS MARGIN                                     31,317             27,490             56,640             50,278

Selling and administrative expenses              23,162             21,172             43,651             40,085
OPERATING INCOME                                  8,155              6,318             12,989             10,193

OTHER EXPENSES (INCOME):
 Interest expense                                   833                952              1,459              1,653
 Interest income                                   (149)              (177)              (556)              (405)
 Other - net                                       (382)              (104)              (705)              (321)
                                                    302                671                198                927

EARNINGS BEFORE INCOME
 TAXES                                            7,853              5,647             12,791              9,266

Income taxes                                      2,420              1,750              3,965              2,872


NET EARNINGS                                $     5,433        $     3,897        $     8,826        $     6,394

EARNINGS PER SHARE:
 Primary                                    $       .19        $       .15        $       .31        $       .25
 Fully diluted                              $       .19        $       .15        $       .31        $       .25


CASH DIVIDENDS PER SHARE                    $      .027        $      .023        $      .053        $      .045

SHARES USED FOR NET
 EARNINGS PER SHARE
 COMPUTATION:
   Primary                                   28,445,246         25,320,441         28,331,140         25,168,896
   Fully diluted                             28,523,082         25,320,441         28,451,719         25,234,939

See notes to consolidated condensed financial statements.

                                      -4-

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                            24 WEEKS ENDED
                                                                      JUNE 15,          JUNE 17,
                                                                       1996              1995
OPERATING ACTIVITIES
 Net earnings                                                        $  8,826          $  6,394
 Depreciation, amortization and other non-cash items                     (161)            1,696
 Unearned compensation                                                 (1,677)             (674)
 Changes in operating assets and liabilities:
   Accounts receivable                                                 12,676            (2,648)
   Inventories                                                        (31,275)          (30,834)
   Other current assets                                                 1,275              (608)
   Accounts payable and other accrued liabilities                       2,074              (658)

     NET CASH USED IN OPERATING ACTIVITIES                             (8,262)          (26,658)

FINANCING ACTIVITIES
 Proceeds from long-term borrowings                                    12,000            38,181
 Payments of long-term borrowings                                         (50)          (12,145)
 Proceeds from short-term borrowings                                      630             3,449
 Payments of short-term borrowings                                                       (2,000)
 Cash dividends                                                        (1,474)           (1,131)
 Proceeds from shares issued under employee stock plans                 3,620             1,797

     NET CASH PROVIDED BY FINANCING ACTIVITIES                         14,726            28,151

INVESTING ACTIVITIES
 Purchase of business product line                                    (22,750)
 Additions to property, plant and equipment                            (5,841)           (5,187)
 Net decrease in notes receivable                                       3,796             4,031
 Other                                                                   (313)             (216)

     NET CASH USED IN INVESTING ACTIVITIES                            (25,108)           (2,046)

DECREASE IN CASH AND CASH EQUIVALENTS                                 (18,644)             (553)

Cash and cash equivalents at beginning of year                         27,088             2,949

CASH AND CASH EQUIVALENTS AT END OF
 SECOND ACCOUNTING PERIOD                                            $  8,444          $  2,396


                                      -5-
( ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.
















































                                      -6-
                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 15, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Certain amounts in 1995 have been reclassified to conform with the presentation used in 1996.

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

NOTE C - BUSINESS ACQUISITION

On March 22, 1996, the Company consummated the acquisition of certain net assets of the Hy-Test product line from The Florsheim Shoe Company. The preliminary purchase price at the closing date was $22,750,000 in cash and has been allocated to the related assets and liabilities at June 15, 1996. A final purchase price allocation will be completed in future periods based on the review and agreement of both parties on the final closing balance sheet.

NOTE D - COMMON STOCK

On July 11, 1996, the Company announced a 3-for-2 stock split on shares outstanding on July 26, 1996 payable on August 16, 1996. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock split.




                                      -7-

NOTE E - EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock split described in Note D had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary and fully diluted earnings per share.











































                                      -8-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF SECOND QUARTER AND YEAR-TO-DATE 1996 TO SECOND QUARTER AND YEAR-TO-DATE 1995

Second quarter net sales and other operating income of $94.2 million for 1996 exceeded 1995 levels by $7.9 million (a 9.1% increase), and 1996 year-to-date net sales and other operating income of $178.0 million compares to $162.6 million recorded for the comparable period of 1995
(a 9.5% increase). The strong performance of the Wolverine Footwear Group continued, accounting for $7.0 million of the increase in quarterly net sales and other operating income and $9.2 million of the year-to-date increase. United States Department of Defense shipments accounted for $2.7 million and $7.5 million of the quarterly and year-to-date increases, respectively, helping to offset a $2.0 million second quarter decrease in the Wolverine Slipper Group. Second quarter sales in the Hush Puppies Wholesale Division remained flat resulting from the continued soft retail climate. The Wolverine Leather Division recognized slight sales increases for the quarter.

Gross margin as a percentage of net sales and other operating income for the second quarter of 1996 was 33.3% compared to 31.9% for the comparable period of the prior year. Year-to-date gross margin of 31.8% for 1996 compared to 30.9% for the same period in 1995. Improved margins were recorded in the Wolverine Footwear Group through increased licensing revenues and manufacturing and sourcing efficiencies. The Wolverine Leather Division continued its strong performance, reporting a year-to-date 3.7 percentage point increase in gross margin. This increase was attributable to a more favorable product mix, higher production levels and continued control of overhead costs.

Selling and administrative expenses of $23.2 million (24.6% of net sales and other operating income) for the second quarter of 1996 remained relatively consistent with the 1995 second quarter level of $21.2 million (24.5% of net sales and other operating income). Year-to-date selling and administrative expenses of $43.7 million (24.5% of net sales and other operating income) in 1996 are also comparable to $40.1 million (24.6% of net sales and other operating income) in 1995. Year-to-date selling, advertising and distribution costs associated with the increased sales volume combined with advertising and promotional investments for the Wolverine Footwear Group accounted for $3.3 million of the increase. Hush Puppies Wholesale Division distribution costs have decreased 11.1% from $1.9 million to $1.7 million, reflecting cost savings of the Company's incentive wage program and elimination of temporary warehousing costs.

Interest expense for the second quarter of 1996 was $0.8 million, compared to $1.0 million for the same period of 1995. Year-to-date interest expense for 1996 and 1995 was $1.5 million and $1.7 million, respectively. The

                                      -9-
decrease in interest expense for the second quarter and year-to-date for 1996 as compared to 1995 was primarily a result of the equity offering in the fourth quarter of 1995, discussed below, which decreased borrowings and increased interest income.

The effective income tax rate on net earnings remained consistent on a year-to-date basis in 1996 compared to the 1995 level (31.0% in both 1996 and 1995). The effective tax rate reflects the anticipated annualized rate for the Company giving consideration to the non-taxable net earnings of foreign subsidiaries.

Net earnings of $5.4 million ($.19 per share, post split) for the twelve weeks ended June 15, 1996 compared favorably to earnings of $3.9 million ($.15 per share, post split) for the respective period of 1995 (a 39.4% increase). Year-to-date net earnings of $8.8 million ($.31 per share, post split) in 1996 compared with earnings of $6.4 million ($.25 per share, post split) for the same period of 1995 (a 38.0% increase). Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable of $81.2 million at June 15, 1996 reflects an increase of $7.9 million over the balance at June 17, 1995 and a decrease of $2.2 million over the balance at December 30, 1995. Inventories of $128.8 million at June 15, 1996 reflect an increase of $18.9 million and $40.4 million over the balances at June 17, 1995 and December 30, 1995, respectively. The increases in accounts receivable and inventories were due primarily to the acquisition of the assets of the Hy-Test Division of The Florsheim Shoe Company. Excluding the Hy-Test Division additions, inventories at June 15, 1996 increased 8.9% over the June 17, 1995 balance, which is in line with the 9.5% sales growth discussed above. Second quarter order backlogs have increased 26.4% when compared to 1995, supporting the requirement for increased inventories.

Other current assets of $9.3 million at June 15, 1996 reflect a decrease of $6.6 million and $5.8 million as compared to December 30, 1995 and June 17, 1995, respectively. The decreases were primarily a result of the collection of the final $4.0 million payment due on notes receivable related to the 1992 disposition of the Brooks athletic footwear business.

Additions to property, plant and equipment of $5.8 million in the first half of 1996 compares to $5.2 million reported during the same period in 1995. The majority of these expenditures relate to the modernization of corporate facilities, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities which will enhance the Company's ability to respond to product demand on a timely and cost-effective basis.


                                      -10-
Short-term debt of $3.0 million at June 15, 1996 compared to $2.9 million at June 17, 1995 and $2.3 million at December 30, 1995. Long-term debt, excluding current maturities, of $42.6 million at June 15, 1996 compares to $69.7 million and $30.6 million at June 17, 1995 and December 30, 1995, respectively. The decrease in long-term debt levels from June 17, 1995 is attributable to the pay down of the Company's revolving credit facility with funds generated by the November 1995 equity offering discussed below.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. The Company is currently evaluating its capital requirements in order to assure that proper credit facilities are available. The combination of credit facilities and cash flows from operations are expected to be sufficient to meet future capital needs.

The 1996 second quarter dividend declared of $.027 per share of common stock represents a 14.3% increase over the $.023 per share declared for the second quarter of 1995. The second quarter 1996 dividend is payable August 1, 1996 to stockholders of record on July 1, 1996. Additionally, shares issued under stock incentive plans provided cash of $3.6 million during the first two quarters of 1996 compared to $1.8 million for the same period in 1995. On July 11, 1996, the Company announced a 3-for-2 stock split on shares outstanding of the close of business on July 26, 1996. All share and per share data have been retroactively adjusted for the 3-for-2 stock split payable on August 16, 1996.

The Company further strengthened its financial position in 1995 through a successful public offering of 1,737,500 shares of common stock at $29.875 per share (pre-split). The $48.9 million of net proceeds from this offering were used in part to reduce debt in the fourth quarter of 1995 and to acquire certain assets of the Hy-Test work, safety and occupational footwear business of The Florsheim Shoe Company for approximately $22,750,000 at the end of the first quarter 1996.

INFLATION

Inflation has not had a significant effect on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.










                                      -11-
                        PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

On April 17, 1996, the Company held its 1996 Annual Meeting of
Stockholders. At the meeting, the stockholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital from 25,000,000 shares of Common Stock, $1.00 par value per share ("Common Stock"), to 40,000,000 shares of Common Stock.

All of the additional shares resulting from the increase in the Company's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as shares of Common Stock previously outstanding. The Company's authorized capital also includes 2,000,000 shares of preferred stock, none of which is currently outstanding.

The newly authorized shares of Common Stock are unreserved and available for issuance. No further stockholder authorization is required prior to the issuance of such shares by the Company. Stockholders have no preemptive rights to acquire shares issued by the Company under its Certificate of Incorporation, and stockholders did not acquire any such rights with respect to such additional shares of Common Stock under the amendment to the Company's Certificate of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing stockholders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 17, 1996, the Company held its 1996 Annual Meeting of Stockholders. The purposes of the meeting were: to elect two Directors for three-year terms expiring in 1999; to consider and approve an amendment to the Company's Certificate of Incorporation to increase the amount of authorized capital from 25,000,000 shares of Common Stock to 40,000,000 shares of Common Stock; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Two candidates nominated by management were elected by the stockholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:










                                      -12-

      NAME OF CANDIDATE                       SHARES VOTED
      Daniel T. Carroll             For                        15,836,922
                                    Authority Withheld             44,322
                                    Broker Non-Votes                    0

      Phillip D. Matthews           For                        15,844,534
                                    Authority Withheld             36,710
                                    Broker Non-Votes                    0

The following persons remained as Directors of the Company with terms expiring in 1998: Geoffrey B. Bloom, David T. Kollat, David P. Mehney, and Timothy J. O'Donovan. The following persons remained as Directors of the Company with terms expiring in 1997: Alberto L. Grimoldi, Joseph A. Parini, Joan Parker, and Elizabeth A. Sanders.

The stockholders also voted to approve the amendment to the Certificate of Incorporation to increase the amount of authorized capital stock as described in Item 2 of Part II of this Report on Form 10-Q. The following sets forth the results of the voting with respect to this matter:

                               SHARES VOTED
                    For                      14,768,418
                    Against                   1,055,704
                    Abstentions                  27,872
                    Broker Non-votes             38,450

The stockholders also voted to approve the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                               SHARES VOTED
                    For                      15,847,811
                    Against                      18,180
                    Abstentions                  15,253
                    Broker Non-votes              9,200



                                      -13-
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

                                      -14-
EXHIBIT
NUMBER                        DOCUMENT

  10.1         Supplemental Executive Retirement Plan, as amended.

  10.2         Wolverine World Wide, Inc. Outside Directors' Deferred
               Compensation Plan.

  27           Financial Data Schedule.

     (b) REPORT ON FORM 8-K. No reports on Form 8-K were filed during the period for which this report is filed.







































                                      -15-
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WOLVERINE WORLD WIDE, INC.
                              AND SUBSIDIARIES



JULY 30, 1996                 /S/GEOFFREY B. BLOOM
Date                          Geoffrey B. Bloom
                              Chairman and Chief Executive Officer
                              (Duly Authorized Signatory for Registrant)



JULY 30, 1996                 /S/STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                              Officer and Treasurer (Principal Financial
                              Officer and Duly Authorized Signatory for
                              Registrant)


























                                      -16-

                               EXHIBIT INDEX


EXHIBIT
NUMBER                        DOCUMENT

  3.1          Certificate of Incorporation, as amended.

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

  10.1         Supplemental Executive Retirement Plan, as amended.


  10.2         Wolverine World Wide, Inc. Outside Directors' Deferred
               Compensation Plan.

  27           Financial Data Schedule.