Form 10-Q
period 1996-09-07
WOLVERINE WORLD WIDE INC /DE/
filed 1996-10-22
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
    For the third twelve week accounting period ended September 7, 1996

                                    OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________

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

                          Yes  X          No
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 28,337,873 shares of Common Stock, $1 par value, outstanding as of October 17, 1996, of which 557,343 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split paid on August 16, 1996, on shares outstanding at the close of business on July 26, 1996.

                       PART I. FINANCIAL INFORMATION
                     ITEM 1.      FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                                       SEPTEMBER 7,    DECEMBER 30,   SEPTEMBER 9,
                                                          1996            1995           1995
                                                       (UNAUDITED)      (AUDITED)     (UNAUDITED)
                                                       -----------     -----------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $  2,450        $ 27,088        $  1,950
  Accounts receivable, less allowances
    September 7, 1996 - $5,383
    December 30, 1995 - $3,407
    September 9, 1995 - $5,296                           106,557          83,392          85,615
  Inventories:
    Finished products                                     81,095          45,814          68,388
    Raw materials and work in process                     43,267          42,536          41,994
                                                        --------        --------        --------
                                                         124,362          88,350         110,382

  Other current assets                                    15,099          15,896          14,932
  Net current assets of discontinued operations               42             149              75
                                                        --------        --------        --------

TOTAL CURRENT ASSETS                                     248,510         214,875         212,954

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                             123,755         109,731         102,364
  Less accumulated depreciation                           66,931          62,846          62,969
                                                        --------        --------        --------
                                                          56,824          46,885          39,395

OTHER ASSETS                                              29,607          21,794          22,277
                                                        --------        --------        --------

TOTAL ASSETS                                            $334,941        $283,554        $274,626
                                                        ========        ========        ========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)

                                                        SEPTEMBER 7,   DECEMBER 30,   SEPTEMBER 9,
                                                           1996           1995           1995
                                                        (UNAUDITED)     (AUDITED)     (UNAUDITED)
                                                        -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                 $  2,608       $  2,339       $  2,936
  Accounts payable and other accrued liabilities           40,880         35,224         36,415
  Current maturities of long-term debt                         70             84            120
                                                         --------       --------       --------
TOTAL CURRENT LIABILITIES                                  43,558         37,647         39,471

LONG-TERM DEBT (less current maturities)                   59,536         30,594         80,700

OTHER NONCURRENT LIABILITIES                               10,543         11,099         11,304

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
    40,000,000 shares; shares issued
    (including shares in treasury):
      September 7, 1996 - 28,315,596 shares
      December 30, 1995 - 27,899,913 shares
      September 9, 1995 - 25,510,623 shares                28,316         18,783         17,007
  Additional paid-in capital                               65,353         70,716         21,833
  Retained earnings                                       138,275        123,593        112,343
  Accumulated translation adjustments                        (351)          (324)           298
  Unearned compensation                                    (3,271)        (1,827)        (1,807)
  Cost of shares in treasury:
    September 7, 1996 - 557,343 shares
    December 30, 1995 - 547,913 shares
    September 9, 1995 - 562,903 shares                     (7,018)        (6,727)        (6,523)
                                                         --------       --------       --------

TOTAL STOCKHOLDERS' EQUITY                                221,304        204,214        143,151
                                                         --------       --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                   $334,941       $283,554       $274,626
                                                         ========       ========       ========

( ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS
                               OF OPERATIONS

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)
                                                  12 WEEKS ENDED                   36 WEEKS ENDED
                                          -----------------------------     -----------------------------
                                          SEPTEMBER 7,     SEPTEMBER 9,     SEPTEMBER 7,     SEPTEMBER 9,
                                             1996             1995             1996             1995
                                          ------------     ------------     ------------     ------------
NET SALES AND OTHER
 OPERATING INCOME                         $  120,466       $  100,460       $  298,461       $  263,080

Cost of products sold                         84,453           71,707          205,808          184,049
                                          ----------       ----------       ----------       ----------
GROSS MARGIN                                  36,013           28,753           92,653           79,031

Selling and administrative expenses           24,842           20,053           68,494           60,138
                                          ----------       ----------       ----------       ----------
OPERATING INCOME                              11,171            8,700           24,159           18,893

OTHER EXPENSES (INCOME):
 Interest expense                                660            1,489            2,119            3,142
 Interest income                                (130)            (155)            (686)            (560)
 Other - net                                     (10)             (83)            (716)            (404)
                                          ----------       ----------       ----------       ----------
                                                 520            1,251              717            2,178
                                          ----------       ----------       ----------       ----------

EARNINGS BEFORE INCOME
 TAXES                                        10,651            7,449           23,442           16,715

Income taxes                                   3,301            2,242            7,266            5,114
                                          ----------       ----------       ----------       ----------

NET EARNINGS                              $    7,350       $    5,207       $   16,176       $   11,601
                                          ==========       ==========       ==========       ==========
EARNINGS  PER SHARE:
 Primary                                  $      .26       $      .21       $      .57       $      .46
                                          ==========       ==========       ==========       ==========
 Fully diluted                            $      .26       $      .21       $      .57       $      .46
                                          ==========       ==========       ==========       ==========



CASH DIVIDENDS PER SHARE                  $     .027       $     .023       $     .080       $     .068
                                          ==========       ==========       ==========       ==========

SHARES USED FOR NET
 EARNINGS PER SHARE
 COMPUTATION:
   Primary                                28,557,286       25,461,174       28,450,062       25,228,927
                                          ==========       ==========       ==========       ==========
   Fully diluted                          28,593,796       25,505,379       28,560,110       25,350,793
                                          ==========       ==========       ==========       ==========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                          36 WEEKS ENDED
                                                                   -----------------------------
                                                                   SEPTEMBER 7,     SEPTEMBER 9,
                                                                      1996             1995
                                                                   ------------     ------------
OPERATING ACTIVITIES
 Net earnings                                                       $ 16,176         $ 11,601
 Depreciation, amortization and other non-cash items                     473            3,242
 Unearned compensation                                                (1,444)            (611)
 Changes in operating assets and liabilities:
   Accounts receivable                                               (13,566)         (14,946)
   Inventories                                                       (26,857)         (31,357)
   Other current assets                                                1,486            2,886
   Accounts payable and other accrued liabilities                      3,920           (4,869)
                                                                    --------         --------

     NET CASH USED IN OPERATING ACTIVITIES                           (19,812)         (34,054)

FINANCING ACTIVITIES
 Proceeds from long-term borrowings                                   29,000           58,181
 Payments of long-term borrowings                                        (72)         (21,147)
 Proceeds from short-term borrowings                                     269            3,504
 Payments of short-term borrowings                                                     (2,000)
 Cash dividends                                                       (1,494)          (1,131)
 Proceeds from shares issued under employee stock plans                3,879            1,998
                                                                    --------         --------

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                                      31,582           39,405

INVESTING ACTIVITIES
 Purchase of business product line                                   (22,750)
 Purchase of wholesale business                                       (5,353)
 Additions to property, plant and equipment                          (11,890)          (8,448)
 Net decrease in notes receivable                                      3,797            2,127
 Other                                                                  (212)             (29)
                                                                    --------         --------

     NET CASH USED IN INVESTING ACTIVITIES                           (36,408)          (6,350)
                                                                    --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (24,638)            (999)

Cash and cash equivalents at beginning of year                        27,088            2,949
                                                                    --------         --------

CASH AND CASH EQUIVALENTS AT END OF
 THIRD ACCOUNTING PERIOD                                            $  2,450         $  1,950
                                                                    ========         ========

(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 7, 1996

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

NOTE C - BUSINESS ACQUISITIONS

On March 22, 1996, the Company consummated the acquisition of certain assets of the Hy-Test product line from The Florsheim Shoe Company. The preliminary purchase price at the closing date was $22,750,000 in cash and has been allocated to the related assets and liabilities. A final purchase price allocation will be completed in future periods based on the review and agreement of both parties on the final closing balance sheet.

On August 24, 1996, the Company completed the acquisition of the Hush Puppies wholesale business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc. The purchase price approximated $6,500,000 and consisted primarily of cash and $1,550,000 in notes payable over the next three years. The purchase price has not been allocated to the related assets, consisting primarily of inventory and goodwill, at September 7, 1996 and has been included in other current assets in the consolidated condensed balance sheet. A final purchase price allocation will be completed in future periods upon preparation of the closing balance sheet.

NOTE D - COMMON STOCK

On July 11, 1996, the Company announced a 3-for-2 stock split on shares outstanding on July 26, 1996 payable August 16, 1996. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF THIRD QUARTER AND YEAR-TO-DATE 1996 TO THIRD QUARTER AND YEAR-TO-DATE 1995

Third quarter net sales and other operating income of $120.5 million for 1996 exceeded 1995 levels by $20.0 million (a 19.9% increase), and 1996 year-to-date net sales of $298.5 million compares to $263.1 million recorded for the comparable period of 1995 (a 13.4% increase). The strong performance of the Wolverine Footwear Group continued, accounting for $9.5 million of the quarterly net sales and other operating income increase and $18.7 million of the year-to-date increase. Sales in the Hush Puppies Wholesale Division increased $6.8 million for the third quarter of 1996 and $8.3 million year-to-date reflecting the popularity of the HUSH PUPPIES[REGISTERED] CLASSICS product line. A current year third quarter sales increase of $2.3 million and a year-to-date sales increase of $9.8 million generated by United States Department of Defense contracts helped offset the Wolverine Slipper Group's slight decrease of $1.3 million for the third quarter and $3.8 million year-to-date. Sales for the Wolverine Leather Division and the Hush Puppies Retail Division remained relatively flat for both third quarter and year-to-date 1996.

Gross margin as a percentage of net sales and other operating income for the third quarter of 1996 was 29.9% compared to the prior year level of 28.6%. Year-to-date gross margin of 31.0% for 1996 compared to 30.0% for 1995. Improved margins were recorded in both the Hush Puppies Wholesale Division and the Wolverine Footwear Group through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies. The Wolverine Leather Division continued its strong performance reporting a year-to-date $1.1 million gross margin increase achieved by a shift in product mix to higher margin products. The Hush Puppies Retail Division also contributed to the improved margins by showing a 6.2 percentage point margin increase.

Selling and administrative costs totaling $24.8 million (20.6% of net sales and other operating income) for the third quarter of 1996 were slightly higher, as a percentage of net sales and other operating income, than the 1995 third quarter level of $20.1 million (20.0% of net sales and other operating income). Year-to-date selling and administrative expenses of $68.5 million (22.9% of net sales and other operating income) in 1996 are comparable, as a percentage of net sales and other operating income, to the $60.1 million (22.9% of net sales and other operating income) recorded in 1995. Year-to-date selling, advertising and distribution costs associated with increased sales volume combined with advertising and promotional investments in brand awareness accounted for $6.5 million of the increase.

Interest expense for the third quarter of 1996 was $.7 million, compared to $1.5 million for the same period of 1995. Year-to-date interest expense for 1996 and 1995 was $2.1 million and $3.1 million, respectively. The decrease in interest expense for the current year third quarter and year-to-date as compared to 1995 was primarily a result of the equity offering completed in the fourth quarter of 1995, discussed below, which decreased borrowings.

The effective income tax rate on net earnings increased on a year-to-date basis in 1996 from the 1995 level (31.0% compared to 30.6%). The effective tax rate reflects the anticipated annualized rate for the Company giving consideration to the non-taxable net earnings of foreign subsidiaries.

Net earnings of $7.4 million ($.26 per share, post split) for the twelve weeks ended September 7, 1996 compared favorably to earnings of $5.2 million ($.21 per share, post split) for the respective period of 1995 (a 41.2% net earnings increase). Year-to-date net earnings of $16.2 million ($.57 per share, post split) in 1996 also compared favorably with earnings of $11.6 million ($.46 per share, post split) for the same period of 1995 (a 39.4% net earnings increase). Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable of $106.6 million at September 7, 1996 reflects an increase of $20.9 million (24.5%) and $23.2 million (27.8%) over the balances at September 9, 1995 and December 30, 1995, respectively. Inventories of $124.4 million at September 7, 1996 reflect an increase of $14.0 million (12.7%) and $36.0 million (40.8%) over the balances at September 9, 1995 and December 30, 1995, respectively. The increases in accounts receivable and inventories were due primarily to the acquisition of the assets of the Hy-Test Division of The Florsheim Shoe Company. Excluding the Hy-Test Division addition, accounts receivable at September 7, 1996 increased 13.2% over the September 9, 1995 balance and 16.3% over the December 30, 1995 balance. Inventories, excluding those added by the Hy-Test Division acquisition, increased 4.4% and 30.4% over the balances at September 9, 1995 and December 30, 1995, respectively. Third quarter footwear order backlogs have increased 19% when compared to 1995, supporting the requirement for increased inventories.

Other current assets totaling $15.1 million at September 7, 1996 included $5.4 million of purchase price and other acquisition costs associated with the United Kingdom Hush Puppies wholesale business purchased on August 24, 1996. Those assets will be reclassified upon the completion of the closing balance sheet. Excluding those assets, other current assets were $5.2 million and $6.3 million lower than the September 9, 1995 and December 30, 1995 balances, respectively, which were primarily a result of the collection of the final $4.0 million payment due on notes receivable related to the 1992 disposition of the Brooks athletic footwear business.

Additions to property, plant and equipment of $11.9 million during the first three quarters of 1996 compared to additions totaling $8.4 million reported during the same period in 1995. The majority of these expenditures are related to the construction of a new corporate business center, modernization of existing corporate buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities which will enhance the Company's ability to respond to product demand on a timely and cost-effective basis.

Short-term debt of $2.6 million at September 7, 1996 remains relatively unchanged as compared to $2.9 million at September 9, 1995 and $2.3 million at December 30, 1995. Long-term debt, excluding current maturities, of $59.5 million at September 7, 1996 compares to $80.7 million and $30.6 million at September 9, 1995 and December 30, 1995, respectively. The decrease in long-term debt from September 9, 1995 is attributable to the reduction in the balance of the Company's revolving credit facility with funds generated by the November 1995 equity offering discussed below. The increase from the December 30, 1995 balance is due to a normal increase in operating cash requirements.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. After the end of the third quarter, the Company renegotiated its long-term revolving debt agreement to increase amounts available under its credit facilities from $50 million to $100 million. The combination of credit facilities and cash flows from operations are expected to be sufficient to meet future capital needs.

The 1996 third quarter dividend declared of $.027 per share of common stock represents a 17.4% increase over the $.023 per share (post split) declared for the third quarter of 1995. The third quarter 1996 dividend is payable November 1, 1996 to stockholders of record on October 1, 1996. Additionally, shares issued under stock incentive plans provided cash of $3.9 million during the first three quarters of 1996 compared to $2.0 million for the same period in 1995. On July 11, 1996, the Company announced a 3-for-2 stock split on shares outstanding at the close of business on July 26, 1996. All share and per share data have been retroactively adjusted for the 3-for-2 stock split that was paid on August 16, 1996.

The Company strengthened its financial position in 1995 through a successful public offering of 2,606,250 shares (post-split) of common stock at $19.917 per share (post-split). The $48.9 million of net proceeds from this offering were used in part to reduce debt in the fourth quarter of 1995 and to acquire certain assets of the Hy-Test work, safety and occupational footwear business of The Florsheim Shoe Company for approximately $22,750,000 at the end of the first quarter of 1996.

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

                        PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

    EXHIBIT
    NUMBER                           DOCUMENT

      3.1 Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

      4.3 Amended and Restated Credit Agreement dated as of October 13, 1994 with NBD Bank, NA as Agent. Previously filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

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

                              WOLVERINE WORLD WIDE, INC.
                              AND SUBSIDIARIES



OCTOBER 22, 1996              /S/GEOFFREY B. BLOOM
Date                          Geoffrey B. Bloom
                              Chairman and Chief Executive Officer
                              (Duly Authorized Signatory for Registrant)



OCTOBER 22, 1996              /S/STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                              Officer and Treasurer
                              (Principal Financial Officer and Duly
                              Authorized Signatory for Registrant)

                               EXHIBIT INDEX


    EXHIBIT
    NUMBER                             DOCUMENT

      3.1 Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

      4.3 Amended and Restated Credit Agreement dated as of October 13, 1994 with NBD Bank, NA as Agent. Previously filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

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