Form 10-K
period 1996-12-28
WOLVERINE WORLD WIDE INC /DE/
filed 1997-03-28
CIK 110471

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 28, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

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

                             Yes   X        No
                                 -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 1, 1997: 27,877,914.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 1, 1997: $967,667,343.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 16, 1997, are incorporated by reference into Part III of this report.

================================================================================

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

     Consumers on six continents purchased approximately 33 million pairs of Company branded footwear during fiscal 1996, making the Company a global leader among U.S. shoe companies in the marketing of branded non-athletic footwear. The Company's products generally feature contemporary styling with patented technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED], COLEMAN[REGISTERED],
HY-TEST[REGISTERED] and TRU-STITCH[REGISTERED]. The Company believes that its primary competitive strengths are its well recognized brand names, broad range of comfortable footwear, patented comfort technologies, distribution through numerous channels and diversified manufacturing and sourcing base.

     The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of non-athletic footwear at numerous price points. The Company's footwear products are organized under four operating divisions: (i) The Hush Puppies Company, focusing on comfortable casual shoes, (ii) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (iii) the CATERPILLAR[REGISTERED] Footwear
Group, focusing on the CATERPILLAR[REGISTERED] product line of work and lifestyle products and (iv) the Wolverine Slipper Group, focusing on slippers and moccasins under HUSH PUPPIES[REGISTERED] brand and other private labels for third party retailers. The Company's Global Operations Group is responsible for manufacturing and sourcing, including the operation of the Company-owned pigskin tannery. The Company's footwear is distributed domestically to approximately 35,000 department store, footwear chain, catalog specialty retailer and mass merchant accounts, as well as 59 Company-owned retail stores. The Company's products are distributed worldwide through approximately 150 licensees and distributors in over 90 countries. Footwear has accounted for 90% or more of the consolidated revenues of the Company for each of the last three years. For further financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

     On March 22, 1996, the Company completed the acquisition of certain assets of Hy-Test, Inc. ("Hy-Test") from The Florsheim Shoe Company. The acquisition included various assets of the Hy-Test work, safety and occupational footwear business. The Hy-Test business is operated as part of the Wolverine Footwear Group. On August 24, 1996, the Company acquired the rights to and certain assets of the HUSH PUPPIES[REGISTERED] wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc.

     The Company, through its Wolverine Leathers Division, is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to other domestic and foreign manufacturers of shoes.

PRODUCTS.

     The Company's products include casual, dress, work and uniform shoes, and work, sport and uniform boots as well as constructed slippers and moccasins. Footwear is offered by the Company under many recognizable brand names including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED], COLEMAN[REGISTERED] and HY-TEST[REGISTERED]. The Company also manufactures constructed slippers and moccasins and markets them on a private label basis through its Wolverine Slipper Group. Through its manufacturing facilities and third-party contractors, the Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications.

     THE HUSH PUPPIES COMPANY. The Company believes that HUSH PUPPIES'[REGISTERED] 39-year heritage as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire. The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the COMFORT CURVE[REGISTERED] sole and patented BOUNCE[REGISTERED] technology. The product line features the popular HUSH PUPPIES[REGISTERED] Classics line of colorful, fashionable, casual shoes. HUSH PUPPIES[REGISTERED] shoes are sold to men, women and children in over 70 countries and are distributed through a multi-tiered network of department stores, specialty retailers, national chains, catalogs and Company-owned stores.

     THE WOLVERINE FOOTWEAR GROUP. The Wolverine Footwear Group is one of the world's largest work and outdoor footwear companies, encompassing multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The WOLVERINE[REGISTERED] brand, which has been in existence for 113 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the BATES[REGISTERED], COLEMAN[REGISTERED] and HY-TEST[REGISTERED] product lines. The product lines feature patented technologies and designs, such as the DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> systems, and the use of quality materials and components.

     The Company believes the WOLVERINE[REGISTERED] brand has built its reputation by making quality, durable and comfortable work boots and shoes. The development of DURASHOCKS[REGISTERED] technology allowed the WOLVERINE[REGISTERED] brand to introduce a broad line of work footwear with a focus on comfort. The WOLVERINE[REGISTERED] Work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. This product line is distributed through department stores and specialty and independent retailers.

     The WOLVERINE[REGISTERED] rugged outdoor and sport product lines incorporate DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> technology and other comfort features to products designed for rugged outdoor use. This broad product line includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The line targets active lifestyles and is distributed through department stores and specialty and independent retailers. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of GORTEX[REGISTERED], THINSULATE[REGISTERED] and the Company's DURASHOCKS[REGISTERED] brand technologies. This line is sold through specialty retail and catalog distribution channels that serve hunting and fishing enthusiasts.

     BATES. The Company's Bates Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Division utilizes DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> and other proprietary comfort technologies in the design of its military-style boots and oxfords. Civilian uniform uses, including the ENFORCER<Trademark> footwear line, include police, security, postal, restaurant and other industrial occupations. Bates Division products are also distributed through specialty retailers and catalogs.

     COLEMAN. The Company has been granted the exclusive rights to manufacture, market, distribute and sell certain outdoor footwear under the COLEMAN[REGISTERED] brand in the United States, Japan and Canada.
COLEMAN[REGISTERED] brand footwear products include lightweight hiking boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through mass merchants.

     HY-TEST. The HY-TEST[REGISTERED] product line consists primarily of high quality work boots and shoes. HY-TEST[REGISTERED] brand footwear is sold to male and female industrial workers, primarily through a network of independent SHOEMOBILE<Trademark> distributors.

     THE CATERPILLAR[REGISTERED] FOOTWEAR GROUP. The CATERPILLAR[REGISTERED] Footwear Group began operating as a separate division of the Company in 1997. Previously, the CATERPILLAR[REGISTERED] Footwear Group operated as part of the Wolverine Footwear Group. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute certain footwear and related accessories under the CATERPILLAR[REGISTERED], CAT DESIGN[REGISTERED] and other trademarks. The Company believes the association with CATERPILLAR[REGISTERED] equipment enhances the reputation of its boots for quality, ruggedness and durability. The diversity of the product line and strong recognition of the CATERPILLAR[REGISTERED] brand name allow the Company to distribute products through a wide variety of channels, including mass merchants, department stores and independent retailers. These products are primarily targeted at work and industrial users.

     THE WOLVERINE SLIPPER GROUP. Through the Wolverine Slipper Group, the Company is one of the leading suppliers of constructed slippers in the United States.

     The styling of TRU-STITCH[REGISTERED] footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. The Company designs and manufactures constructed slippers and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, J.C. Penney, L.L. Bean, Eddie Bauer and Lands' End. In addition, in late 1996, the Wolverine Slipper Group added branded HUSH PUPPIES[REGISTERED] Slippers to its traditional line of private label slippers.

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

MARKETING.

     The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market which foster a differentiated and globally consistent image for each of the Company's core brands. Each brand group within the Company has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's products. The Company's advertisements typically emphasize fashion and lifestyle aspects and the comfort and quality of its footwear, in addition to durability, functionality and other performance aspects. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, Shop-in-Shop design, promotional materials, and sales and technical floor assistance.

     The Company's brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of assistance provided by the Company to its licensees and distributors are (i) direction concerning the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials, and (vi) consulting concerning retail store layout and design. The Company believes the strengths of its brand names provide a competitive advantage. In support of this belief, the Company has significantly increased its expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

DOMESTIC SALES AND DISTRIBUTION.

     The Company uses a wide variety of distribution channels to distribute its products. To meet the diverse needs of its broad customer base, the Company uses four primary distribution strategies.

  - Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Famous Footwear and Chernin's), specialty retailers, catalogs and independent retailers and military outlets. A dedicated sales force and customer service team, advertising and point of purchase support and in-stock inventories are used to service these accounts.

  - Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order and government customers.

  - First cost agreements are primarily utilized to furnish brands licensed by the Company to mass merchants (such as Wal-Mart) on a royalty basis.

  - A network of independent SHOEMOBILE<Trademark> distributors is primarily used to distribute and sell HY-TEST[REGISTERED] brand products. The Company may also distribute additional products through this independent distributor network.

     In addition to its wholesale activities, the Company operated 59 domestic retail shoe stores as of March 21, 1997, under two formats, consisting of factory outlet stores and mall-based speciality stores. In fiscal 1990, the Company implemented a strategic plan to focus the majority of its resources on its wholesale businesses. As a result, the Company's retail operations were significantly downsized and repositioned from 176 stores operating under seven formats in 1990 to the current store base.
The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 52 factory outlet stores carry a large selection of first quality Company branded footwear at a discount to conventional retail prices. The 7 regional mall-based full service, full price HUSH PUPPIES[REGISTERED] Specialty Stores feature a broad selection of men's and women's HUSH PUPPIES[REGISTERED] brand footwear and are used by the Company to test new styles and merchandizing strategies.

     A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 1996.

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

GLOBAL LICENSING.

     The Company derives royalty income from licensing the HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED] and other trademarks to domestic and foreign licensees for use on footwear and related products. The Company, as a licensee, sells footwear bearing the CATERPILLAR[REGISTERED] and COLEMAN[REGISTERED] trademarks through foreign distributors. Licensing and distributing enables the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 1996, the Company's foreign licensees and distributors sold an estimated 16.0 million pairs of footwear, an increase from approximately 14.3 million pairs sold in fiscal 1995.

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

MANUFACTURING AND SOURCING.

     Although approximately one half of the Company's product line is purchased or sourced from third parties, the remainder is produced at Company-owned facilities. The Company's footwear is manufactured in several domestic and certain related foreign facilities located in Michigan, Arkansas, Missouri, New York, the Caribbean Basin and Canada. The Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" is performed at the Company's facilities in the Caribbean Basin, Mexico and Canada and the technology intensive construction, or "bottoming," is performed at the Company's domestic facilities.

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

     The Company sources certain footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America and Europe. The Company maintains technical offices in the Asia-Pacific region and in Europe to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices, and financial viability.

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

     The Company's principal required raw material is quality leather, which it purchases primarily from a select group of domestic suppliers, including the Company's tannery. The global availability of shearling and cowhide leather eliminates any reliance by the Company upon a sole supplier. However, the Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from a single domestic source, which has been a reliable and consistent supplier for over 30 years. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

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

TRADEMARKS, LICENSES AND PATENTS.

     The Company holds a number of registered and common law trademarks that identify its products. The trademarks that are most widely used by the Company include HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], DURASHOCKS[REGISTERED], BOUNCE AND DESIGN[REGISTERED], COMFORT CURVE[REGISTERED], TRU-STITCH[REGISTERED], SIOUX MOX[REGISTERED] and HY-TEST[REGISTERED]. The Company is licensed to market certain footwear under the COLEMAN[REGISTERED] trademark in the United States and Canada and in Japan pursuant to agreements extending through December 31, 2000, and June 30, 1999, respectively. The Company is also licensed to market certain footwear throughout the world under the CATERPILLAR[REGISTERED] and CAT DESIGN[REGISTERED] trademarks pursuant to an agreement that extends through December 31, 1999. Pigskin leather produced by the Company is sold under the trademarks WOLVERINE LEATHERS[REGISTERED], ALL SEASON WEATHER LEATHERS<Trademark> and SATIN Suede<Trademark>.

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

ORDER BACKLOG.

     At March 21, 1997, the Company had a backlog of orders of approximately $141 million compared with a backlog of approximately $102 million at March 21, 1996. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 1997. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

RESEARCH AND DEVELOPMENT.

     In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has led to specific biomechanical design concepts, such as BOUNCE[REGISTERED], DURASHOCKS[REGISTERED] and HIDDEN TRACKS[REGISTERED] comfort technologies, that have been incorporated in the Company's footwear. The Company also maintains a footwear design center in Italy to develop contemporary styling for the Company and its international licensees. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

ENVIRONMENTAL MATTERS.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is it expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites or other regulatory issues.

EMPLOYEES.

     As of December 28, 1996, the Company had approximately 6,775 domestic and foreign production, office and sales employees. Approximately 1,750 employees were covered by nine union contracts expiring at various dates through 1998. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.


ITEM 2.  PROPERTIES.

     The Company owned or leased the following offices and manufacturing facilities as of December 28, 1996:

                                                                       OWNED
              LOCATION                         TYPE OF FACILITY        LEASED    SQUARE FOOTAGE
Rockford, MI                          Administration/Sales             Owned         123,300
Rockford, MI                          Admin/Sales Under Construction   Owned          70,000
Jonesboro, AR                         Administration/Sales             Leased          5,680
Malone, NY                            Administration/Sales             Leased         11,718
New York, NY                          Administration/Sales             Leased          3,811
Montecatine Terme, Italy              Administration/Sales             Leased          2,800
St. Laurent, Quebec, Canada           Administration/Sales             Leased          2,800
Taipei, Taiwan                        Administration/Sales             Leased          2,800
Chungil, Taiwan                       Administration/Sales             Leased          2,800
Leicechire, England, United Kingdom   Administration/Sales             Leased         13,250

TOTAL ADMINISTRATION/SALES                                                           225,709

Rockford, MI                          Tannery                          Owned         160,000
Des Moines, IA                        Procurement                      Owned           6,200
Dyersburg, TN                         Procurement                      Leased         12,000
Durant, OK                            Procurement                      Leased         12,900
Dennison, KS                          Procurement                      Leased          1,855

TOTAL TANNERY AND PROCUREMENT                                                        192,955

Jonesboro, AR                         Manufacturing                    Leased         79,197
Jonesboro, AR                         Manufacturing                    Owned          11,680
Walnut Ridge, AR                      Manufacturing                    Leased         41,174
Monette, AR                           Manufacturing                    Owned          18,030
Russellville, AR                      Manufacturing                    Leased         41,808
Rockford, MI                          Manufacturing                    Owned          20,833
Rockford, MI                          Manufacturing                    Owned          19,624
Rockford, MI                          Manufacturing                    Owned           7,790
Big Rapids, MI                        Manufacturing                    Owned          77,626
Kirksville, MO                        Manufacturing                    Owned         104,000
Malone, NY                            Manufacturing                    Owned          90,664
Malone, NY                            Manufacturing                    Owned          37,596
Malone, NY                            Manufacturing                    Owned           8,100
Malone, NY                            Manufacturing                    Owned          27,125
Bombay, NY                            Manufacturing                    Owned          58,980
Monterrey, MX                         Manufacturing                    Leased         60,000
Aquadilla, PR                         Manufacturing                    Leased         62,100
Sand Pedro, DR                        Manufacturing                    Leased         65,111
Santo Domingo, DR                     Manufacturing                    Leased         54,332
Alexandria, Ontario, Canada           Manufacturing                    Owned          28,000

TOTAL MANUFACTURING                                                                  903,870



Rockford, MI                          Warehouse                        Owned         304,278
Rockford, MI                          Warehouse                        Owned          93,140
Rockford, MI                          Warehouse                        Owned          75,000
Grand Rapids, MI                      Warehouse                        Leased         20,000
Cedar Springs, MI                     Warehouse                        Leased         32,900
Cedar Springs, MI                     Warehouse                        Leased        230,000
Big Rapids, MI                        Warehouse                        Owned          39,800
Sparks, NV                            Warehouse                        Leased         15,060
Malone, NY                            Warehouse                        Owned         115,211
Bombay, NY                            Warehouse                        Owned          26,000
Jonesboro, AR                         Warehouse                        Leased         13,600
St. Laurent, Quebec, Canada           Warehouse                        Leased         33,000

TOTAL WAREHOUSE                                                                      999,879

     The Company believes that its current facilities are suitable and adequate to meet its anticipated needs for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts that have been ascertained and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.


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

     NAME                          AGE            POSITIONS HELD WITH THE COMPANY
     ----                          ---            -------------------------------

      Geoffrey B. Bloom             55             Chief Executive Officer and Chairman
                                                     of the Board
      Steven M. Duffy               44             Executive Vice President
      V. Dean Estes                 47             Vice President and President of the
                                                     Wolverine Footwear Group
      Stephen L. Gulis, Jr.         39             Executive Vice President, Chief Financial
                                                     Officer and Treasurer
      Blake W. Krueger              43             Executive Vice President, General Counsel
                                                     and Secretary
      Thomas P. Mundt               47             Vice President of Strategic Planning and
                                                     Corporate Communications
      Timothy J. O'Donovan          51             President and Chief Operating Officer
      Robert J. Sedrowski           47             Vice President of Human Resources

     Geoffrey B. Bloom has served the Company as Chief Executive Officer and Chairman of the Board since April 1996. From 1993 to 1996 he served the Company as President and Chief Executive Officer. From 1987 to 1993 he served the Company as President and Chief Operating Officer.

     Steven M. Duffy has served the Company as an Executive Vice President since April 1996 and is President of the Company's Global Operations Group. From 1993 to 1996 he served the Company as a Vice President. From 1989 to April 1993 he served the Company in various senior manufacturing positions.

     V. Dean Estes has served the Company as a Vice President since 1995. Mr. Estes is also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe and related businesses.

     Stephen L. Gulis, Jr., has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since April 1996. From 1994 to April 1996 he served the Company as Vice President and Chief Financial Officer. From 1993 to 1994 he served the Company as Vice President of Finance and Corporate Controller, and from 1986 to 1993 he was the Vice President of Administration and Control for The Hush Puppies Company.

     Blake W. Krueger has served the Company as Executive Vice President, General Counsel and Secretary since April 1996. From 1993 to April 1996 he served the Company as General Counsel and Secretary. From 1985 to 1996 he was a partner of the law firm of Warner Norcross & Judd LLP.

     Thomas P. Mundt has served the Company as Vice President of Strategic Planning and Corporate Communications since April 1996. From December 1993 to April 1996, he served the Company as Vice President of Strategic Planning and Treasurer. From 1988 to 1993 he served in various financial and planning positions at Sears Roebuck & Co., including Vice President Planning, Coldwell Banker's Real Estate Group and Director of Corporate Planning for Sears Roebuck & Co.

     Timothy J. O'Donovan has served the Company as President and Chief Operating Officer since April 1996. From 1982 to April 1996 he served the Company as Executive Vice President.

     Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources for the Company.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Wolverine World Wide, Inc. common stock is traded on the New York and Pacific Stock Exchanges under the symbol "WWW." The following table shows the high and low sales prices by calendar quarter for 1996 and 1995 as reported on the New York Stock Exchange. The prices shown below have been retroactively adjusted to reflect the three-for-two stock splits announced in July 1996 and April 1995. The number of stockholders of record of common stock on March 1, 1997 was 1,949.

                                                      1996                     1995
                                                      ----                     ----
                                                HIGH        LOW          HIGH         LOW
                                                ----        ---          ----         ---
      1st quarter                             $20 1/8     $16 3/4      $12 3/4      $10 1/4
      2nd quarter                              22 5/8      19 5/8       16 1/8        2 1/2
      3rd quarter                              26 1/8      22 3/8       18 3/4       13 1/8
      4th quarter                              29          25 5/8       22 3/4       17

     CASH DIVIDENDS DECLARED PER SHARE:
                                           1996                     1995
                                           ----                     ----
      1st quarter                         $.0233                   $ .022
      2nd quarter                         $.0267                   $ .023
      3rd quarter                         $.0267                   $ .023
      4th quarter                         $.0267                   $ .023

     Cash dividends declared per share for 1996 and 1995 have been retroactively adjusted to reflect the three-for-two stock splits announced in July 1996 and April 1995. Dividends of $.0267 and $.0325 per share were declared for the first quarter and second quarter, respectively, of fiscal 1997.


ITEM 6.  SELECTED FINANCIAL DATA.

               FIVE-YEAR OPERATING AND FINANCIAL SUMMARY <F1>
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                           1996         1995         1994         1993         1992
                                           ----         ----         ----         ----         ----
SUMMARY OF OPERATIONS<F2>
      Net sales and other
        operating income                 $511,029     $413,957     $387,534     $333,143     $293,136
      Earnings from
        continuing operations              32,856       24,067       16,598       11,492        4,620
      Per share of common stock:
        Primary earnings from con-
          tinuing operations<F3><F4>     $   1.15     $    .94     $    .67     $    .49     $    .21
        Cash dividends<F4><F5>                .10          .09          .07          .05          .05

                                           1996         1995         1994         1993         1992
                                           ----         ----         ----         ----         ----
FINANCIAL POSITION AT YEAR END

      Total assets                       $361,598     $283,554     $231,582     $205,112     $204,081
      Long-term debt, less
        current maturities                 41,233       30,594       43,482       44,913       42,656

NOTES TO FIVE-YEAR OPERATING AND FINANCIAL SUMMARY

1. This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2. The 1992 results from operations exclude discontinued operations and are before the cumulative effect of accounting changes.

3. Primary earnings from continuing operations per share are based on the weighted average number of shares of common stock outstanding during the year and the assumed exercise of dilutive stock options.

4. On March 10, 1994, April 19, 1995 and July 11, 1996, the Company announced three-for-two stock splits on shares of common stock outstanding on March 21, 1994, May 1, 1995 and July 26, 1996, respectively. All share and per share data has been retroactively adjusted for the increased shares resulting from these stock splits.

5. Cash dividends per share represent the rates paid by the Company on the shares outstanding at the dates of declaration.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS.

RESULTS OF OPERATIONS 1996--COMPARED TO 1995

     Net sales and other operating income increased 23.4% to $511.0 million during 1996 from $414.0 million in 1995. The Wolverine Footwear Group continued its strong performance, accounting for $37.9 million (9.2%) of the increase in consolidated net sales as sales for its products increased by 21.3% over 1995. The Hush Puppies Wholesale Division reported a $19.2 million increase in net sales over 1995, reflecting the popularity of the HUSH PUPPIES[REGISTERED] Classics product line. The Wolverine Leathers Division experienced sales increases showing a $3.5 million improvement over 1995 due in large part to the sale of leather to the Hush Puppies Wholesale Division and Wolverine Footwear Group. Sales to the United States Department of Defense increased by $13.5 million in 1996. Sales of the Wolverine Slipper Group declined $4.6 million in 1996 when compared to 1995. Sales for the Hush Puppies Retail Division remained flat for 1996.

     The Wolverine Footwear Group reported a $37.9 million (21.3%) net sales improvement over 1995, its fifth consecutive year of over 20% increases. CATERPILLAR[REGISTERED] brand was successful with a spring product launch into casuals boasting a 64.2% revenue increase in the domestic and international markets. HY-TEST[REGISTERED] Boots and Shoes proved to be a strong addition to the group adding $24.6 million to net sales in 1996 since the date of acquisition. BATES[REGISTERED] footwear sales improved 11.0% as the civilian market continued to grow and military shipments increased. WOLVERINE[REGISTERED] brand shipments slipped 4.7% due to reduced demand during the first half of 1996 as the work boot market was oversaturated with product.

     The Hush Puppies Wholesale Division increased sales 18.9% over the 1995 levels. Strong second half shipments of the HUSH PUPPIES[REGISTERED] Classics product line helped contribute to the increase. Net sales and other operating income for the Hush Puppies International Division increased $.4 million (4.0%) in 1996 over 1995 levels, reflecting the growth of established programs throughout the world. Additionally, Hush Puppies Retail Division same-store sales were up $.4 million (2.1%). Hush Puppies (U.K.) Ltd. reported $27.3 million in net sales since its acquisition in the third quarter of 1996.

     Net sales for the Wolverine Slipper Group were $4.6 million (10.0%) below the levels posted in 1995, reflecting strong competitive pressures and decreases in catalogue house orders. Reduced orders for traditional private label products were offset by the new HUSH PUPPIES[REGISTERED] branded slipper business which resulted in shipments of approximately $4.0 million in its first year.

     The Wolverine Leathers Division recorded a significant revenue improvement of $3.5 million (15.6%) in 1996. This performance represented the third consecutive year of revenue increases for the division and its most successful year in nearly a decade. This growth was due in part to increased demand for premium satin sueded products which was partially offset by a reduction in procurement revenues totaling $1.3 million.

     Gross margin increased $32.2 million in 1996 to $155.8 million as compared to $123.5 million in 1995 and as a percentage of net sales and other operating income increased to 30.5% in 1996 from 29.8% in 1995. Improved margins were recorded in both the Hush Puppies Wholesale Division ($8.7 million) and the Wolverine Footwear Group ($21.6 million) through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies. The Wolverine Leathers Division continued its strong performance reporting a $2.3 million gross margin increase achieved by a more favorable product mix to higher margin products. The Hush Puppies Retail Division also contributed to the improved margins with a $1.8 million increase as inventory management programs improved initial turnover which reduced reliance on promotional programs and markdown allowances.

     Selling and administrative expenses of $107.5 million in 1996 increased $21.5 million (26.2%) from $86.0 million in 1995, and as a percentage of net sales increased to 21.0% in 1996 from 20.8% in 1995. The 1996 acquisitions of Hy-Test and Hush Puppies (U.K.) Ltd. accounted for $6.4 million of the increase. Selling, administrative and distribution costs associated with the higher sales volume, combined with a $3.5 million increase in advertising and promotional investments in the Wolverine Footwear Group and The Hush Puppies Company, increased costs by $11.1 million in 1996 over the prior year. Other drivers of general and administrative costs were increases in profit sharing provisions, information systems investments and costs associated with senior executive stock incentive and retirement programs.

     Interest expense of $3.1 million was $1.6 million (33.7%) less than the 1995 level of $4.7 million as a result of lower average borrowings throughout the year. The lower borrowing levels were primarily attributable to a reduction in the balance of the Company's revolving credit facility with funds generated by the November 1995 equity offering.

     Interest income of $1.5 million increased $0.5 million in 1996 over 1995. The increase was generated by short-term investing of the available funds from the equity offering during the first quarter of 1996.

     The 1996 effective tax rate of 31.1% increased from 29.5% in 1995. The effective tax rate increased due to the non-taxable net earnings of foreign subsidiaries becoming a smaller percentage of total consolidated earnings in 1996 as compared to 1995.

     Net earnings of $32.9 million for 1996 reflect a 36.5% increase over net earnings of $24.1 million reported for 1995. Primary earnings per share for 1996 were $1.15 compared to $0.94 per share in 1995. Fully diluted earnings per share of $1.15 and $0.93 were reported for 1996 and 1995, respectively. Increased net earnings are primarily a result of the items noted above.


RESULTS OF OPERATIONS--1995 COMPARED TO 1994

     Net sales and other operating income increased 6.8% to $414.0 million during 1995 from $387.5 million in 1994. This growth was created by volume increases in the Company's work and sport boot product lines which increased 32.7% domestically and in the Company's Hush Puppies and Wolverine International Divisions, which combined posted a 29.3% increase in revenues. Additionally, sales increases of $8.7 million were generated by United States Department of Defense contracts, which helped offset a $9.6 million decrease in the Hush Puppies Retail Division resulting from a 1994 decision to downsize the retail operations. Sales in the Hush Puppies Wholesale Division remained flat due to the generally difficult retail environment for apparel and footwear in the United States.

     The Wolverine Footwear Group continued to grow at a record pace in 1995. Net sales for the group improved $36.7 million (25.9%) on the strength of core work products offered in both the WOLVERINE[REGISTERED] and CATERPILLAR[REGISTERED] brands. These increases were partially offset by a slight volume shortfall in the Bates Division, which continued to be affected by military downsizing and reduced emphasis on export markets. During 1995, the Bates Division strategy was focused on building a strong civilian uniform business to complement its military business.

     The Hush Puppies Wholesale Division fell short of 1994 net sales levels by $1.8 million (2.4%). During 1995, the loss of certain Company controlled distribution channels negatively affected wholesale revenues. Net sales and other operating income for the Hush Puppies International Division increased $1.6 million (17.0%) in 1995 over 1994 levels, reflecting new international opportunities and the growth of established programs. Additionally, Hush Puppies Retail Division sales were down $9.6 million, resulting primarily from the store closings noted above.

     The Wolverine Slipper Group's net sales were $3.4 million (6.8%) below the record levels posted in 1994 primarily due to a softening of sales in the catalog sector at the end of 1995. Despite this reduction, Company products were placed in several new distribution channels.

     The Wolverine Leathers Division recorded a modest revenue improvement of $0.4 million (1.1%) in 1995. This performance represented the second consecutive year of revenue increases for the division. This growth was due in part to favorable pricing opportunities in the pigskin procurement markets and increased volume in proprietary sueded products. The division's recent restructuring placed additional focus on proprietary sueded product.

     Gross margin as a percentage of net sales and other operating income declined to 29.8% in 1995 from 31.8% in 1994. Aggressive promotional pricing programs designed to generate business in the fourth quarter resulted in margin erosion for the wholesale businesses. One-time transition costs to upgrade manufacturing processes and increase manufacturing flexibility in the Company's Arkansas facilities and costs associated with increasing upper capacities in the Company's Caribbean operations also resulted in lower gross margin levels.

     Selling and administrative expenses of $86.0 million in 1995 declined $8.0 million from $94.0 million in 1994, and as a percentage of net sales dropped to 20.8% in 1995 from 24.3% in 1994. Selling, administrative and distribution costs associated with the increased sales volume combined with advertising and promotional investments for the Wolverine Footwear Group increased costs by $4.2 million in 1995 over the prior year. Improved cost controls throughout the remainder of the organization offset the above noted increases. In addition, the Company lowered its employee benefit expenses and reduced selling, general and administrative costs of the Hush Puppies Retail Division operations by closing certain unprofitable stores.

     Interest expense of $4.7 million is $0.4 million greater than the 1994 level of $4.3 million as a result of higher average borrowings throughout the year to fund working capital requirements associated with sales growth. The effect of higher average borrowings was partially offset by lower average borrowing rates.

     Interest income of $1.0 million increased $0.4 million. The Company invested a portion of the funds from an equity offering in the fourth quarter which accounted for approximately one-half of the increase.

     The 1995 effective tax rate on earnings of 29.5% increased from 28.5% in 1994. The reduction from the federal statutory rate of 35% was principally a result of non-taxable earnings of the Company's Caribbean operations.

     Net earnings of $24.1 million ($0.94 per share) for 1995 reflect a 45.0% increase over earnings of $16.6 million ($0.67 per share) reported for 1994. Increased net earnings are primarily a result of the items noted above.

     Primary earnings per share for 1995 were $0.94 compared to $0.67 per share in 1994. Fully diluted earnings per share of $0.93 and $0.67 were reported for 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided by operating activities was $14.9 million in 1996 compared to $1.4 million in 1995. Cash of $22.0 million in 1996 and $28.1 million in 1995 was used to fund working capital requirements. Accounts receivable of $126.0 million at December 28, 1996 reflect a $42.6 million (51.1%) increase over the $83.4 million balance at December 30, 1995. Inventories of $117.4 million at December 28, 1996 reflect a $29.0 million (32.9%) increase over the $88.4 million balance at December 30, 1995. A portion of the increase in accounts receivable and inventories was due to the 1996 acquisitions of the assets of Hy-Test, Inc. from The Florsheim Shoe Company and Hush Puppies (U.K.) Ltd., which on a combined basis contributed 11.8% and 10.8% of the respective increases. In addition, accounts receivable increased due to a 40.9% increase in fourth quarter shipments. Order backlog was approximately 40% higher at December 28, 1996, as compared to the previous year, supporting the need for increased inventories to meet anticipated future demand in both wholesaling and manufacturing operations. Accounts payable of $41.3 million at December 28, 1996 reflect a $26.1 million (71.7%) increase over the $15.2 million balance at December 30, 1995. Of this increase, $17.7 million (16.8%) is attributable to the 1996 acquisitions mentioned above.

     Other current assets of $2.5 million at December 28, 1996 decreased $3.3 million over the 1995 balance of $5.8 million, reflecting primarily the collection of the final $4.0 million payment due on notes receivable related to the 1992 disposition of the Brooks athletic footwear business.

     Additions to property, plant and equipment of $20.6 million in 1996 compare to the $18.6 million reported in 1995. The majority of these expenditures were related to the construction of a new corporate business center, modernization of existing corporate buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $7.1 million in 1996 compares to $5.8 million in 1995. This increase was a result of the capital investments noted above and the amortization of goodwill related to the two 1996 acquisitions.

     The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.5 million, of which $29.5 million and $25.5 million were outstanding at the end of 1996 and 1995, respectively. Long-term debt, excluding current maturities, of $41.2 million at the end of 1996 increased 34.8% from the $30.6 million balance at the end of 1995 as a result of borrowings under the Company's revolving credit facility to support working capital requirements associated with sales growth.

     It is expected that continued growth of the Company will require increases in capital funding over the next several years. In the fourth quarter of 1996, the Company renegotiated its long-term revolving debt agreement and increased the amount available under its credit facilities from $50 million to $100 million. In addition, the Company's subsidiary in the United Kingdom entered into a $17.0 million, three-year variable rate revolving credit agreement in January 1997 to support working capital requirements. The combination of credit facilities and cash flows from operations are expected to be sufficient to meet long- and short-term capital needs.

     The Company paid dividends of $3.0 million in 1996, or $.10 per share, which reflects a 26.7% increase over the $2.3 million of dividends paid in 1995, which represented $0.09 per share. Additionally, shares issued under stock incentive plans provided cash of $6.2 million in 1996 compared to $4.3 million during 1995.

     During 1996, the Company completed two acquisitions, the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company and the rights to and certain assets of the Hush Puppies wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc. The combined purchase price of these acquisitions was $31.5 million of which $29.2 million was paid in cash in 1996. The Company has an active program to evaluate strategic business acquisitions on a global basis and may, from time to time, make additional acquisitions.

     The current ratio at year end was 3.8 to 1.0 in 1996 compared with 5.7 to 1.0 in 1995. The Company's total debt to total capital ratio increased to .15 to 1.0 in 1996 from .14 to 1.0 in 1995.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 17, 1997, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following
Item 4 of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements and
Termination of Employment and Change in Control Arrangements," and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement of the Company dated March 17, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 17, 1997, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 17, 1997, are incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(A)(1).  FINANCIAL STATEMENTS.   Attached as Appendix A.

     The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

     -    Consolidated Balance Sheets as of December 28, 1996 and December
          30, 1995.

     - Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 28, 1996, December 30, 1995, and December 31, 1994.

     - Consolidated Statements of Operations for the Fiscal Years Ended December 28, 1996, December 30, 1995 and December 31, 1994.

     - Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 1996, December 30, 1995 and December 31, 1994.

     -    Notes to Consolidated Financial Statements as of December 28,
          1996.

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


     ITEM 14(A)(3).  EXHIBITS.

     The following exhibits are filed as part of this report:

Exhibit
NUMBER                        DOCUMENT

 3.1      Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

 4.3      Credit Agreement dated as of October 11, 1996 with NBD Bank as
          Agent.

 4.4 Note Purchase Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 1, 1997 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.7      Executive Long-Term Incentive (Three Year) Plan 1996-1998 Period.*

10.8 1994 Directors' Stock Option Plan.* Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

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

10.11 Supplemental Executive Retirement Plan, as amended.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference. Each of the Company's executive officers participate at the 2.4% level.

10.12 1995 Stock Incentive Plan.* Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.* Previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.* Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

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

10.19 1996 Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.20 Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

     The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, Executive Vice President, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.


     ITEM 14(B).    REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 28, 1996.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE WORLD WIDE, INC.


Dated:  March 28, 1997             By:/S/STEPHEN L. GULIS, JR.
                                      Stephen L. Gulis, Jr.
                                      Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                    DATE

*/S/GEOFFREY B. BLOOM         Chief Executive Officer       March 28, 1997
Geoffrey B. Bloom             and Chairman of the Board
                              of Directors



*/S/TIMOTHY J. O'DONOVAN      President and  Director       March 28, 1997
Timothy J. O'Donovan



/S/STEPHEN L. GULIS, JR.      Executive Vice President,     March 28, 1997
Stephen L. Gulis, Jr.         Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
                              Accounting Officer)


*/S/DANIEL T. CARROLL         Director                      March 28, 1997
Daniel T. Carroll



*/S/ALBERTO L. GRIMOLDI       Director                      March 28, 1997
Alberto L. Grimoldi

*/S/DAVID T. KOLLAT           Director                      March 28, 1997
David T. Kollat



*/S/PHILLIP D. MATTHEWS       Director                      March 28, 1997
Phillip D. Matthews



*/S/DAVID P. MEHNEY           Director                      March 28, 1997
David P. Mehney



*/S/JOSEPH A. PARINI          Director                      March 28, 1997
Joseph A. Parini



*/S/JOAN PARKER               Director                      March 28, 1997
Joan Parker



*/S/ELIZABETH A. SANDERS      Director                      March 28, 1997
Elizabeth A. Sanders



*BY/S/STEPHEN L. GULIS, JR.
Stephen L. Gulis, Jr.
Attorney-in-Fact

                                APPENDIX A

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                                             AS OF FISCAL YEAR END
                                                                            ------------------------
(THOUSANDS OF DOLLARS)                                                         1996          1995
                                                                            ----------    ----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                              $  8,534      $ 27,088
      Accounts receivable, less allowances (1996--$5,634;1995--$3,407)        125,999        83,392
      Inventories:
        Finished products                                                      71,346        45,814
        Raw materials and work-in-process                                      46,081        42,536
                                                                             --------      --------
                                                                              117,427        88,350
      Refundable income taxes                                                   2,062         2,935
      Deferred income taxes                                                     8,149         7,321
      Other current assets                                                      2,457         5,789
                                                                             --------      --------
TOTAL CURRENT ASSETS                                                          264,628       214,875

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                      1,178         1,071
      Buildings and improvements                                               40,284        30,930
      Machinery and equipment                                                  89,317        77,730
                                                                             --------      --------
                                                                              130,779       109,731
      Less accumulated depreciation                                            67,776        62,846
                                                                             --------      --------
                                                                               63,003        46,885

OTHER ASSETS
      Goodwill                                                                  8,362
      Other intangibles                                                         3,092
      Cash value of life insurance                                             11,812        10,570
      Prepaid pension costs                                                     6,981         6,929
      Other                                                                     3,720         4,295
                                                                             --------      --------
                                                                               33,967        21,794
                                                                             --------      --------
TOTAL ASSETS                                                                 $361,598      $283,554
                                                                             ========      ========






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable to bank                                                  $  1,026      $  2,339
      Accounts payable                                                         41,273        15,188
      Salaries, wages and other compensation                                    9,010         7,825
      Taxes, other than income taxes                                            4,174         2,673
      Other accrued expenses                                                   14,251         9,538
      Current maturities of long-term debt                                         76            84
                                                                             --------      --------
TOTAL CURRENT LIABILITIES                                                      69,810        37,647

LONG-TERM DEBT, LESS CURRENT MATURITIES                                        41,233        30,594
SUPPLEMENTAL EMPLOYEE RETIREMENT BENEFITS                                       7,353         8,883
DEFERRED INCOME TAXES                                                           2,830         2,216
OTHER NONCURRENT LIABILITIES                                                    1,080

STOCKHOLDERS' EQUITY:
      Common stock, $1 par value:
        Authorized: 40,000,000 shares
        Issued, including treasury shares:
          1996--28,356,538 shares; 1995--27,894,914 shares                     28,357        27,895
      Additional paid-in capital                                               67,303        61,604
      Retained earnings                                                       153,475       123,593
      Accumulated translation adjustments                                          79          (324)
      Unearned compensation                                                    (2,908)       (1,827)
      Cost of shares in treasury:
        1996--557,323 shares; 1995--547,913 shares                             (7,014)       (6,727)
                                                                             --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                    239,292       204,214
                                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $361,598      $283,554
                                                                             ========      ========

() Denotes deduction.
See accompanying notes to consolidated financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            FISCAL YEAR
                                                             --------------------------------------
(THOUSANDS OF DOLLARS)                                         1996           1995           1994
                                                             --------       --------       --------
COMMON STOCK
      Balance at beginning of the year                       $ 27,895       $ 24,759       $ 24,257
      Proceeds from issuance of common stock                                   2,607
      Common stock issued under stock incentive
        plans (1996--462,018 shares;
        1995 528,504 shares; 1994 501,675 shares)                 462            529            502
                                                             --------       --------       --------
      Balance at end of the year                               28,357         27,895         24,759

ADDITIONAL PAID-IN CAPITAL
      Balance at beginning of the year                         61,604         11,560          9,834
      Proceeds from issuance of common stock                                  46,262
      Excess of proceeds from awards under stock
        incentive plans over par value of shares issued         5,699          3,782          2,028
      Excess of cost of treasury shares over face
        value of subordinated notes converted                                                  (302)
                                                             --------       --------       --------
      Balance at end of the year                               67,303         61,604         11,560

RETAINED EARNINGS
      Balance at beginning of the year                        123,593        101,873         86,986
      Net earnings                                             32,856         24,067         16,598
      Cash dividends--(1996--$.10 per share;
        1995--$.09 per share; 1994--$.07 per share)            (2,974)        (2,347)        (1,711)
                                                             --------       --------       --------
      Balance at end of the year                              153,475        123,593        101,873

ACCUMULATED TRANSLATION ADJUSTMENTS
      Balance at beginning of the year                           (324)           332            398
      Equity adjustments from foreign currency
        translation                                               403           (656)           (66)
                                                             --------       --------       --------
      Balance at end of the year                                   79           (324)           332

UNEARNED COMPENSATION
      Balance at beginning of the year                         (1,827)        (1,181)          (604)
      Awards under stock incentive plans                       (2,469)        (1,490)        (1,016)
      Compensation expense                                      1,388            844            439
                                                             --------       --------       --------
      Balance at end of the year                               (2,908)        (1,827)        (1,181)

COST OF SHARES IN TREASURY
      Balance at beginning of the year                         (6,727)        (6,000)        (8,725)
      Issuance of common stock from treasury
        (1995--10,000 shares; 1994--250,000 shares
        upon conversion of subordinated notes)                                   125          2,802
      Common stock purchased for treasury
        (1996--9,410 shares; 1995--23,921 shares;
        1994--2,214 shares)                                      (287)          (852)           (77)
                                                             --------       --------       --------
      Balance at end of the year                               (7,014)        (6,727)        (6,000)
                                                             --------       --------       --------
TOTAL STOCKHOLDERS' EQUITY AT END OF THE YEAR                $239,292       $204,214       $131,343
                                                             ========       ========       ========

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           FISCAL YEAR
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                  1996           1995           1994
                                                             --------       --------       --------
Net sales and other operating income                         $511,029       $413,957       $387,534

Cost and expenses:
      Cost of products sold                                   355,224        290,469        264,384
      Selling and administrative expenses                     107,492         85,993         93,982
      Interest expense                                          3,127          4,717          4,283
      Interest income                                          (1,532)        (1,039)          (644)
      Loss on disposal of business                                                            1,700
      Other expenses (income) -- net                             (949)          (297)           606
                                                             --------       --------       --------
                                                              463,362        379,843        364,311
                                                             --------       --------       --------
Earnings before income taxes                                   47,667         34,114         23,223

Income taxes                                                   14,811         10,047          6,625
                                                             --------       --------       --------
Net earnings                                                 $ 32,856       $ 24,067       $ 16,598
                                                             ========       ========       ========


Net earnings per share:
      Primary                                                $   1.15       $    .94       $    .67
      Fully diluted                                              1.15            .93            .67



See accompanying notes to consolidated financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FISCAL YEAR
                                                             --------------------------------------
(THOUSANDS OF DOLLARS)                                         1996           1995           1994
                                                             --------       --------       --------
OPERATING ACTIVITIES
Net earnings                                                 $ 32,856       $ 24,067       $ 16,598
Adjustments necessary to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                           7,147          5,765          5,664
        Deferred income taxes (credit)                           (214)         1,878            217
        Loss on disposal of business                                                          1,700
        Other                                                  (2,867)        (2,271)           124
        Changes in operating assets and liabilities:
          Accounts receivable                                 (32,752)       (12,723)        (8,307)
          Inventories                                         (19,526)        (9,325)       (11,081)
          Other operating assets                                  154         (1,000)          (398)
          Accounts payable                                     26,085         (3,069)         5,682
          Other operating liabilities                           4,056         (1,950)         2,941
                                                             --------       --------       --------
Net cash provided by operating activities                      14,939          1,372         13,140

INVESTING ACTIVITIES
Business acquisitions                                         (29,158)
Additions to property, plant and equipment                    (20,639)       (18,645)        (9,858)
Other                                                           4,086          3,632           (930)
                                                             --------       --------       --------
Net cash used in investing activities                         (45,711)       (15,013)       (10,788)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                            2,907          4,000
Payments of short-term debt                                    (1,313)        (2,000)        (4,516)
Proceeds from long-term borrowings                             58,000         58,181         75,886
Payments of long-term debt                                    (47,369)       (71,289)       (79,245)
Proceeds from issuance of common stock                                        48,869
Cash dividends                                                 (2,974)        (2,347)        (1,711)
Purchase of common stock for treasury                            (287)          (852)           (77)
Shares issued under stock incentive plans                       6,161          4,311          2,530
                                                             --------       --------       --------
Net cash provided by (used in) financing activities            12,218         37,780         (3,133)
                                                             --------       --------       --------
Increase (decrease) in cash and cash equivalents              (18,554)        24,139           (781)



Cash and cash equivalents at beginning of year                 27,088          2,949          3,730
                                                             --------       --------       --------
Cash and cash equivalents at end of year                     $  8,534       $ 27,088       $  2,949
                                                             ========       ========       ========

OTHER CASH FLOW INFORMATION
Interest paid                                                $  3,595       $  5,187       $  4,361
Income taxes paid                                               8,426          5,683          4,219

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority owned subsidiaries (collectively, the Company). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all manufacturing inventories (see Note D). Inventories of the Company's retail operations are valued using the retail method.

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

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation of plant and equipment is computed using the straight-line method. The depreciable lives for buildings and improvements range from five to thirty years and from three to ten years for machinery and equipment.

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $21,186,000 in 1996, $17,592,000 in 1995 and $17,942,000 in 1994.

INCOME TAXES

The provision for income taxes is based on the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense (credit) is measured by the net change in deferred income tax assets and liabilities during the year.

EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period and the assumed exercise of dilutive stock options. Fully diluted earnings per share for 1994 also include the effect of converting subordinated notes into common stock.

Weighted average shares outstanding for purposes of calculating earnings per share are as follows:

                           1996            1995            1994
                        ----------      ----------      ----------
Primary                 28,526,045      25,671,702      24,537,084
Fully diluted           28,677,852      25,855,769      24,922,253

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 28, 1996 and December 30, 1995. Fair value was determined using discounted cash flow analysis and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company does not require collateral or other security on trade accounts receivable.

RECLASSIFICATIONS

Certain amounts previously reported in 1995 and 1994 have been reclassified to conform with the presentation used in 1996.


NOTE B - BUSINESS ACQUISITIONS

On March 22, 1996, the Company acquired the assets and assumed certain liabilities of the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company for a cash purchase price of $24,468,000, including related transaction expenses.

On August 24, 1996, the Company acquired the rights to and certain assets of the Hush Puppies wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc, for a purchase price of $7,045,000 of which $2,355,000 is payable over a three-year period beginning in 1997.

The acquisitions were accounted for using the purchase method and accordingly, the operating results of these acquired businesses are included in the consolidated statements of operations since the dates of acquisition. The purchase prices were allocated to the net assets acquired based on fair market value at the dates of acquisition. Goodwill and other intangibles recognized in connection with these transactions totaled $11,480,000 and are being amortized over periods ranging from five to seventeen years.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE B - BUSINESS ACQUISITIONS (continued)

Consolidated net sales would have approximated $575,000,000 in 1996, $518,000,000 in 1995 and $452,000,000 in 1994 on a pro forma basis if the acquisitions had occurred at the beginning of 1994. Pro forma consolidated earnings from continuing operations for all three years would not have been materially different from reported amounts.


NOTE C - DISPOSAL OF BUSINESS

During the fourth quarter of 1994, the Company adopted a formal plan to withdraw from its Lamonts leased shoe department business. In connection with this exit plan, an estimated pre-tax loss of $1,700,000 was recognized. The loss represents the anticipated incremental costs associated with completing the exit plan. The exit plan was completed in 1995.

The Lamonts business had net sales of $9,061,000 and a pre-tax loss from operations of $500,000 in 1994. This business was previously reported as a discontinued operation in the accompanying 1994 consolidated statement of operations and has been reclassified as part of continuing operations.


NOTE D - INVENTORIES

Inventories of $99,483,000 at December 28, 1996 and  $70,162,000 at
December 30, 1995 have been valued using the LIFO method. If the first-in, first-out (FIFO) method had been used, inventories would have been $19,695,000 and $22,171,000 higher than reported at December 28, 1996 and December 30, 1995, respectively.


NOTE E - NOTES PAYABLE TO BANK

Notes payable to bank consist of unsecured short-term debt of the Company's Canadian subsidiary. The notes bear interest at the Canadian prime rate (4.75% at December 28, 1996).

The Company has short-term debt and commercial letter-of-credit facilities that allow for total borrowings up to $68,543,000. In addition to the notes payable to bank discussed above, amounts outstanding under these facilities consist of letters-of-credit that totaled approximately $28,500,000 and $23,200,000 at December 28, 1996 and December 30, 1995, respectively.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following obligations:

(THOUSANDS OF DOLLARS)                              1996          1995
                                                  --------      --------
7.8% senior notes to insurance companies          $ 30,000      $ 30,000
Revolving credit obligations                        11,000
Other                                                  309           678
                                                  --------      --------
                                                    41,309        30,678
Less current maturities                                 76            84
                                                  --------      --------
                                                  $ 41,233      $ 30,594
                                                  ========      ========

The 7.8% senior notes to insurance companies require equal annual principal payments of $4,285,000 in 1998 through 2003 with the balance due on August 15, 2004.

In 1996, the Company amended its revolving credit agreement to increase its borrowing limit to $100,000,000 ($50,000,000 in 1995). The agreement requires that interest be paid at variable rates based on both LIBOR and the prime rate (8.25% at December 28,1996) and expires on October 11, 2001. Maximum borrowings under the agreement were $39,000,000 in 1996 and $50,000,000 in 1995.

The revolving credit and insurance company loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 28, 1996, unrestricted retained earnings are $30,815,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 1997 are as follows: 1998--$4,298,000; 1999--$4,505,000; 2000--$4,285,000:
2001--$15,285,000.

In January 1997, the Company's subsidiary in the United Kingdom entered into a $17,000,000 three-year variable-rate revolving credit agreement to support its working capital requirements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE G - LEASES

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements which expire at various dates through 2007. At December 28, 1996, minimum rental payments due under all noncancelable leases are as follows (THOUSANDS OF DOLLARS):

1997                                                         $  5,609
1998                                                            4,542
1999                                                            3,600
2000                                                            2,757
2001                                                            1,376
Thereafter                                                      3,954
                                                             --------
Total minimum lease payments                                 $ 21,838
                                                             ========

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $7,468,000 in 1996, $6,275,000 in 1995 and $6,145,000
in 1994.


NOTE H - CAPITAL STOCK

The Company has 2,000,000 authorized shares of preferred stock ($1 par value) of which none is issued and outstanding.

On March 10, 1994, April 19, 1995, and July 11, 1996, the Company announced three-for-two stock splits on shares of common stock outstanding at March 21, 1994, May 1, 1995, and July 26, 1996, respectively. All share and per share data included in the consolidated financial statements has been retroactively adjusted for the increased shares resulting from these stock splits.

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


NOTE H - CAPITAL STOCK (continued)

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted have ten-year terms and are exercisable over three years. All unexercised options are available for future grants upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE H - CAPITAL STOCK (continued)

                                              SHARES UNDER      WEIGHTED-AVERAGE
                                                OPTIONS           OPTION PRICE
                                              ------------      ---------------
Outstanding at January 1, 1994                 1,466,349            $  3.51
Granted in 1994                                  442,407               6.59
Exercised                                       (404,532)             10.13
Cancelled                                        (10,206)              7.26
                                               ---------            -------
Outstanding at December 31, 1994               1,494,018               5.71
Granted in 1995                                  439,368              12.40
Exercised                                       (432,916)             14.69
Cancelled                                         (1,512)             10.24
                                               ---------            -------
Outstanding at December 30, 1995               1,498,958               8.15
Granted in 1996                                  416,444              19.57
Exercised                                       (343,485)             20.77
Cancelled                                        (10,732)             16.53
                                               ---------            -------
Outstanding at December 28, 1996               1,561,185            $ 11.56
                                               =========            =======

Available for grant:
      At December 28, 1996                       857,392
                                               =========

      At December 30, 1995                     1,382,902
                                               =========

The weighted-average grant-date fair value was $6.40 for stock options granted in 1996.

The exercise price of options outstanding at December 28, 1996 range from $2.59 to $28.38. A summary of stock options outstanding at December 28, 1996 by range of option price is as follows:

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE H - CAPITAL STOCK (continued)

                                                                        WEIGHTED-AVERAGE
                                                     -----------------------------------------------
                            NUMBER OF OPTIONS                OPTION PRICE              REMAINING
                       OUTSTANDING    EXERCISABLE    OUTSTANDING      EXERCISABLE   CONTRACTUAL LIFE
                       -----------    -----------    -----------      -----------   ----------------
Less than $10             500,053       483,222        $ 4.92           $ 4.75          5.5 years
$10 to $20                970,193       463,096         14.00            12.81          8.2 years
Greater than $20           90,939        39,012         22.04            20.87          9.4 years
                        ---------       -------        ------           ------          ---------
                        1,561,185       985,330        $11.56           $ 9.18          7.4 years
                        =========       =======        ======           ======          =========

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock incentive plans because the alternative fair value accounting provided for under Statement of Financial Accounting Standards (SFAS) No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentive plans maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards since January 1, 1995 using the fair value method. The fair value of these awards was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions in 1996 and 1995: risk free interest rate of 6%; dividend yield of 0.5%; expected market price volatility factor of 0.32; and an expected option life of four years.

The Black-Sholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from traded options and the input assumptions can materially affect the estimate of fair value, in

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE H - CAPITAL STOCK (continued)

management's opinion, the Black-Sholes option model does not necessarily provide a reliable measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of stock options are amortized to expense over the related vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)           1996                  1995
                                                      --------              --------
Pro forma net earnings                                $ 31,613              $ 23,589
Pro forma net earnings per share:
      Primary                                         $   1.11              $    .93
      Fully diluted                                       1.11                   .92

Because SFAS No. 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1997.

The Company also has nonvested stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 133,612 in 1996, 95,587 in 1995 and 97,143 in 1994 were awarded under these plans. The weighted-average award-date fair value was $19.64 for the shares awarded in 1996. Rights to 14,579 shares were cancelled in 1996 and there were no cancellations in 1995 or 1994. Any future shares awarded reduce the number of shares identified as available for future grants in the stock option table. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations as restrictions lapse.


NOTE I - RETIREMENT PLANS

The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employee's years of service and

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE I - RETIREMENT PLANS (CONTINUED)

final average earnings (as defined), while the other plans provide benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company also has individual deferred compensation agreements with certain current and former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. Under the terms of the individual contracts, the employees are eligible for reduced benefits upon early retirement. The Company maintains life insurance policies which are intended to fund these deferred benefits.

In addition, the Company sponsors a noncontributory, defined benefit plan that provides postretirement life insurance benefits to full-time employees who have worked ten or more consecutive years and attained age 60 while employed by the Company. The Company does not provide postretirement medical benefits.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,200,000 in 1996, $1,050,000 in 1995 and $935,000 in 1994.

The following summarizes the status of the Company's pension assets and related obligations for its defined benefit pension plans:

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE I - RETIREMENT PLANS (CONTINUED)

                                                                     SEPTEMBER 30
                                                               -----------------------

(THOUSANDS OF DOLLARS)                                           1996           1995
                                                               --------       --------
Pension assets at fair value                                   $104,673       $ 99,484

Actuarial present value of accumulated plan benefits:
      Vested                                                     60,315         52,628
      Nonvested                                                   1,048            497
                                                               --------       --------
                                                                 61,363         53,125
Effect of estimated future increases in compensation             11,914          9,145
                                                               --------       --------
Projected benefit obligation for service rendered to date        73,277         62,270
                                                               --------       --------
Excess pension assets                                          $ 31,396       $ 37,214
                                                               ========       ========

Components of excess pension assets:
      Prepaid pension costs recognized in other assets         $  6,981       $  6,929
      Unrecognized amounts, net of amortization:
        Transition assets                                         2,834          3,768
        Prior service costs                                      (4,601)        (3,048)
        Experience gains                                         26,182         29,565
                                                               --------       --------
                                                               $ 31,396       $ 37,214
                                                               ========       ========

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5%, respectively, in 1996 and 1995. Additional plan participants in connection with the acquisition of Hy-Test, Inc. and certain new supplemental retirement benefits increased the projected benefit obligation by $5,162,000 at September 30, 1996.

Plan assets were invested in listed equity securities (83%), fixed income funds (11%) and short-term and other investments (6%). Equity securities include 225,675 shares of the Company's common stock with a fair value of $6,262,000 at September 30, 1996.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE I - RETIREMENT PLANS (CONTINUED)

The following is a summary of net pension income recognized by the Company:

(THOUSANDS OF DOLLARS)                                1996            1995            1994
                                                    --------        --------        --------
Service cost pertaining to benefits earned
      during the year                               $ (4,704)       $ (2,540)       $ (2,410)
Interest cost on projected benefit obligation         (2,426)         (3,771)         (3,292)
Actual net investment income                           8,066          28,495           3,317
Net amortization and deferrals                           665         (20,865)          3,116
                                                    --------        --------        --------
Net pension income                                  $  1,601        $  1,319        $    731
                                                    ========        ========        ========

The expected long-term return on plan assets was 10% in both 1996 and 1995 and 9% in 1994.

The Company's accumulated postretirement life insurance benefit obligation is as follows:

(THOUSANDS OF DOLLARS)                                  1996           1995
                                                      --------        -------
Retirees                                              $   812        $   775
Active plan participants                                  255            215
                                                      -------        -------
Accumulated postretirement benefit obligation           1,067            990
Unrecognized experience losses                           (126)          (153)
Obligation recognized as a noncurrent liability       $   941        $   837

The discount rate used in determining the accumulated postretirement life insurance benefit obligation was 7.5% in 1996 and 1995. The expense associated with postretirement life insurance benefits was not significant.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE J - INCOME TAXES

The provisions for income taxes consist of the following:

(THOUSANDS OF DOLLARS)                       1996           1995           1994
                                           --------       --------       --------
Currently payable:
      Federal                              $  9,652       $  4,610       $  3,658
      State and foreign                       5,373          3,559          2,750
Deferred (credit)                              (214)         1,878            217
                                           --------       --------       --------
                                           $ 14,811       $ 10,047       $  6,625
                                           ========       ========       ========

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal tax rate of 35% to earnings before income taxes is as follows:

(THOUSANDS OF DOLLARS)                                 1996           1995           1994
                                                     --------       --------       --------
Income taxes at statutory rate                       $ 16,683       $ 11,940       $  8,128
State income and foreign taxes, net of federal
      income tax reduction                              1,572            731            757
Nontaxable earnings of Puerto Rican
      subsidiary and foreign affiliates                (2,881)        (1,898)        (1,712)
Reduction of deferred income tax asset
      valuation allowance                                                            (1,000)
Other                                                    (563)          (726)           452
                                                     --------       --------       --------
                                                     $ 14,811       $ 10,047       $  6,625
                                                     ========       ========       ========

Significant components of the Company's deferred income tax assets and liabilities as of the end of 1996 and 1995 are as follows:

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE J - INCOME TAXES (continued)

(THOUSANDS OF DOLLARS)                                               1996           1995
                                                                   --------       --------
Deferred income tax assets:
      Accounts receivable and inventory valuation allowances       $  5,175       $  4,308
      Deferred compensation accruals                                  1,959          2,466
      Other amounts not deductible until paid                         5,107          4,233
                                                                   --------       --------
Total deferred income tax assets                                     12,241         11,007

Deferred income tax liabilities:
      Tax over book depreciation                                     (2,699)        (2,190)
      Prepaid pension costs                                          (2,632)        (2,340)
      Unremitted earnings of Puerto Rican subsidiary                 (1,343)        (1,154)
      Other                                                            (248)          (218)
                                                                   --------       --------
Total deferred income tax liabilities                                (6,922)        (5,902)
                                                                   --------       --------
Net deferred income tax assets                                     $  5,319       $  5,105
                                                                   ========       ========

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


NOTE K - LITIGATION

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

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE L - INDUSTRY INFORMATION

The Company is principally engaged in the manufacture and sale of footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. The Company is also the largest domestic tanner of pigskin, which is used in a significant portion of shoes manufactured and sold by the Company and is sold to other domestic and foreign manufacturers of shoes and other products. Royalty income is derived from licensing the Company's trademarks to domestic and foreign licensees. As part of its footwear business, the Company operates a number of domestic retail shoe stores that sell Company-manufactured products as well as footwear manufactured by unaffiliated companies. Foreign operations consist of a 75%-owned Canadian subsidiary and factories located in the Dominican Republic and Mexico which produce shoe uppers for domestic operations. Export sales, foreign operations and related assets are not significant.

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

The Company's unaudited quarterly results of operations are as follows:

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                             1996
                                                    -----------------------------------------------------
                                                      FIRST         SECOND          THIRD         FOURTH
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)        QUARTER        QUARTER        QUARTER        QUARTER
                                                    ---------      ---------      ---------      ---------
Net sales and other operating income                $ 83,842       $ 94,153       $120,466       $212,568
Gross margin                                          25,323         31,317         36,013         63,152
Net earnings                                           3,393          5,433          7,350         16,680

Net earnings per share:
      Primary                                       $    .12       $    .19       $    .26       $    .58
      Fully diluted                                      .12            .19            .26            .58

                                                                             1995
                                                    ------------------------------------------------------
                                                      FIRST         SECOND          THIRD         FOURTH
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)        QUARTER        QUARTER        QUARTER        QUARTER
                                                    ---------      ---------      ---------      ---------
Net sales and other operating income                $ 76,331       $ 86,289       $100,460       $150,877
Gross margin                                          22,788         27,490         28,753         44,457
Net earnings                                           2,497          3,897          5,207         12,466

Net earnings per share:
      Primary                                       $    .10       $    .15       $    .21       $    .48
      Fully diluted                                      .10            .15            .21            .47

                      REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                         /s/Ernst & Young LLP


Grand Rapids, Michigan
February 7, 1997

                                APPENDIX B

       Schedule II - Valuation and Qualifying Accounts of Continuing Operations

                      Wolverine World Wide, Inc. and Subsidiaries



              COLUMN A                       COLUMN B                  COLUMN C                   COLUMN D           COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                             ------------------------------
                                                                (1)               (2)
                                            BALANCE AT       CHARGED TO        CHARGED TO                           BALANCE AT
                                           BEGINNING OF      COSTS AND       OTHER ACCOUNTS      DEDUCTIONS           END OF
             DESCRIPTION                      PERIOD          EXPENSES         (DESCRIBE)        (DESCRIBE)           PERIOD
------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 28, 1996
DEDUCTED FROM ASSET ACCOUNTS:
     ALLOWANCE FOR DOUBTFUL ACCOUNTS        $2,657,000       $ 2,005,000                         $  434,000<FA>     $4,228,000
     ALLOWANCE FOR CASH DISCOUNTS              750,000         4,896,000                          4,240,000<FB>      1,406,000
     INVENTORY VALUATION ALLOWANCES          1,317,000         5,535,000                          3,898,000<FC>      2,954,000
                                            ----------       -----------                         ----------         ----------
                                            $4,724,000       $12,436,000                         $8,572,000         $8,588,000
                                            ==========       ===========                         ==========         ==========
Fiscal Year Ended December 30, 1995
Deducted from asset accounts:
     Allowance for doubtful accounts        $3,510,000       $  (746,000)                        $  107,000<FA>     $2,657,000
     Allowance for cash discounts              449,000         2,851,000                          2,550,000<FB>        750,000
     Inventory valuation allowances          1,753,000         4,261,000                          4,697,000<FC>      1,317,000
                                            ----------       ------------                        ----------         ----------
                                            $5,712,000       $ 6,366,000                         $7,354,000         $4,724,000
                                            ==========       ===========                         ==========         ==========

Fiscal Year Ended December 31, 1994
Deducted from asset accounts:
     Allowance for doubtful accounts        $3,141,000       $ 1,722,000                         $1,353,000<FA>     $3,510,000
     Allowance for cash discounts              270,000         1,236,000                          1,057,000<FB>        449,000
     Inventory valuation allowances          1,703,000         3,760,000                          3,710,000<FC>      1,753,000
                                            ----------       -----------                         ----------         ----------
                                            $5,114,000       $ 6,718,000                         $6,120,000         $5,712,000
                                            ==========       ===========                         ==========         ==========

<FA>  ACCOUNTS CHARGED OFF, NET OF RECOVERIES.
<FB>  DISCOUNTS GIVEN TO CUSTOMERS.
<FC>  ADJUSTMENT UPON DISPOSAL OF RELATED INVENTORIES.

                                                 Commission File No. 1-6024





                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549














                                 EXHIBITS
                                    TO
                                FORM 10-K



                         For the Fiscal Year Ended
                             December 28, 1996













                        Wolverine World Wide, Inc.
                           9341 Courtland Drive
                         Rockford, Michigan 49351

                               EXHIBIT INDEX

EXHIBIT
NUMBER

 3.1 Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

 4.3      Credit Agreement dated as of October 11, 1996 with NBD Bank as
          Agent.

 4.4 Note Purchase Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as
          Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 1, 1997 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.7      Executive Long-Term Incentive (Three Year) Plan 1996-1998
          Period.*

10.8 1994 Directors' Stock Option Plan.* Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on
          Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

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

10.11 Supplemental Executive Retirement Plan, as amended.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference. Each of the Company's executive officers participate at the 2.4% level.

10.12     1995 Stock Incentive Plan.*  Previously filed as an
          Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 19, 1995. Here incorporated by reference.

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.* Previously filed as
          Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
          Here incorporated by reference.

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.* Previously filed as
          Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
          Here incorporated by reference.

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

10.19     1996 Executive Short-Term Incentive Plan (Annual Bonus
          Plan).* Previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.20 Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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