Form 10-Q
period 1997-03-22
WOLVERINE WORLD WIDE INC /DE/
filed 1997-05-06
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the first twelve week accounting period ended March 22, 1997

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

                            Yes__X__    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 28,657,019 shares of Common Stock, $1 par value, outstanding as of May 2, 1997, of which 578,255 shares are held as Treasury Stock. The shares outstanding have not been adjusted for the 3-for-2 stock split to be paid on May 23, 1997, on shares outstanding at the close of business on May 2, 1997.

                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)
                                                          MARCH 22,   DECEMBER 28,  MARCH 23,
                                                            1997         1996         1996
                                                         (UNAUDITED)   (AUDITED)   (UNAUDITED)
                                                         -----------   ---------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  4,995     $  8,534     $  8,920
  Accounts receivable, less allowances
    March 22, 1997 - $5,194
    December 28, 1996 - $5,634
    March 23, 1996 - $3,450                                126,048      125,999       78,746
  Inventories:
    Finished products                                       97,954       71,346       65,167
    Raw materials and work in process                       47,767       46,081       40,995
                                                          --------     --------     --------
                                                           145,721      117,427      106,162

  Other current assets                                      12,908       12,668       34,487
                                                          --------     --------     --------

TOTAL CURRENT ASSETS                                       289,672      264,628      228,315

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                               135,835      130,779      112,473
  Less accumulated depreciation                             69,017       67,776       63,979
                                                          --------     --------     --------
                                                            66,818       63,003       48,494

OTHER ASSETS                                                38,535       33,967       22,389
                                                          --------     --------     --------


TOTAL ASSETS                                              $395,025     $361,598     $299,198
                                                          ========     ========     ========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)
                                                          MARCH 22,   DECEMBER 28,  MARCH 23,
                                                            1997         1996         1996
                                                         (UNAUDITED)   (AUDITED)   (UNAUDITED)
                                                         -----------   ---------   -----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                  $  5,611     $  1,026     $  3,160
  Accounts payable and other accrued liabilities            62,525       68,708       35,441
  Current maturities of long-term debt                          57           76           84
                                                          --------     --------     --------
TOTAL CURRENT LIABILITIES                                   68,193       69,810       38,685

LONG-TERM DEBT (less current maturities)                    71,039       41,233       42,569

OTHER NONCURRENT LIABILITIES                                11,468       11,263       10,372

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
    80,000,000 shares; shares issued
    (including shares in treasury):
      March 22, 1997 - 42,489,592 shares
      December 28, 1996 - 42,256,145 shares
      March 23, 1996 - 41,762,850 shares                    42,490       42,256       41,763
  Additional paid-in capital                                54,535       53,404       48,286
  Retained earnings                                        157,258      153,475      126,248
  Accumulated translation adjustments                         (236)          79         (349)
  Unearned compensation                                     (2,620)      (2,908)      (1,649)
  Cost of shares in treasury:
    March 22, 1997 - 564,406 shares
    December 28, 1996 - 557,323 shares
    March 23, 1996 - 548,239 shares                         (7,102)      (7,014)      (6,727)
                                                          --------     --------     --------

TOTAL STOCKHOLDERS' EQUITY                                 244,325      239,292      207,572
                                                          --------     --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                    $395,025     $361,598     $299,198
                                                          ========     ========     ========

(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)
                                                            12 WEEKS ENDED
                                                       --------------------------
                                                        MARCH 22,       MARCH 23,
                                                          1997            1996
                                                       ----------      ----------
NET SALES AND OTHER OPERATING INCOME                   $  129,301      $   83,842

Cost of products sold                                      90,912          58,519
                                                       ----------      ----------
GROSS MARGIN                                               38,389          25,323

Selling and administrative expenses                        30,658          20,489
                                                       ----------      ----------
OPERATING INCOME                                            7,731           4,834

OTHER EXPENSES (INCOME):
 Interest expense                                             977             626
 Interest income                                             (168)           (407)
 Other - net                                                   14            (323)
                                                       ----------      ----------
                                                              823            (104)
                                                       ----------      ----------

EARNINGS BEFORE INCOME TAXES                                6,908           4,938

Income taxes                                                2,215           1,545
                                                       ----------      ----------


NET EARNINGS                                           $    4,693      $    3,393
                                                       ==========      ==========

EARNINGS PER SHARE:
 Primary                                               $      .11      $      .08
                                                       ==========      ==========
 Fully diluted                                         $      .11      $      .08
                                                       ==========      ==========

CASH DIVIDENDS PER SHARE                               $    .0217      $    .0178
                                                       ==========      ==========

SHARES USED FOR NET EARNINGS
 PER SHARE COMPUTATION:
   Primary                                             43,243,087      42,333,462
                                                       ==========      ==========
   Fully diluted                                       43,274,949      42,356,362
                                                       ==========      ==========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                  12 WEEKS ENDED
                                                             ------------------------
                                                             MARCH 22,       MARCH 23,
                                                               1997            1996
                                                             --------        --------
OPERATING ACTIVITIES
 Net earnings                                                $  4,693        $  3,393
 Depreciation, amortization and other non-cash items              157            (278)
 Changes in operating assets and liabilities:
   Accounts receivable                                            (49)          4,646
   Inventories                                                (28,294)        (17,812)
   Other current assets                                          (240)          4,308
   Accounts payable and other accrued liabilities              (6,183)            217
                                                             --------        --------

     NET CASH USED IN OPERATING ACTIVITIES                    (29,916)         (5,526)

FINANCING ACTIVITIES
 Proceeds from long-term borrowings                            36,803          12,000
 Payments of long-term borrowings                              (7,016)            (25)
 Proceeds from short-term borrowings                            4,585             821
 Cash dividends                                                  (910)           (738)
 Proceeds from shares issued under employee stock plans         1,277             550
                                                             --------        --------

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                               34,739          12,608

INVESTING ACTIVITIES
 Purchase of business                                              --         (22,750)
 Additions to property, plant and equipment                    (6,455)         (3,127)
 Other                                                         (1,907)            627
                                                             --------        --------

     NET CASH USED IN INVESTING ACTIVITIES                     (8,362)        (25,250)
                                                             --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                          (3,539)        (18,168)



Cash and cash equivalents at beginning of year                  8,534          27,088
                                                             --------        --------

CASH AND CASH EQUIVALENTS AT END OF
 FIRST QUARTER                                               $  4,995        $  8,920
                                                             ========        ========

(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              MARCH 22, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Certain amounts in 1996 have been reclassified to conform with the presentation used in 1997.

NOTE B - FLUCTUATIONS

The Company's sales are seasonal, particularly in its major divisions, The Hush Puppies Company, the Wolverine Footwear Group, the Caterpillar Footwear Group and the Wolverine Slipper Group. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

NOTE C - COMMON STOCK

On April 17, 1997, the Company announced a 3-for-2 stock split on shares outstanding on May 2, 1997 payable on May 23, 1997. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock split.

NOTE D - EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock split described in Note C had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary and fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE.

The Statement changes the method for computing and presenting earnings per share and will be effective for the Company's fiscal year ending January 3, 1998. The effect of adopting this standard is not expected to have a material effect on previously reported earnings per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER
1996

First quarter net sales and other operating income of $129.3 million for 1997 exceeded the 1996 level by $45.5 million (a 54.2% increase). The Hush Puppies Wholesale Division reported an $8.5 million (35.9%) increase reflecting the continued popularity of the Hush Puppies[REGISTERED] Classics product line. The Wolverine Footwear Group continued its strong performance accounting for $14.1 million (46.7%) of the increase in quarterly net sales and other operating income. The Caterpillar Footwear Group continued its strong growth rate showing a $5.1 million (68.1%) increase over the 1996 first quarter net sales level. The Wolverine Leathers Division reported a $4.6 million (100.8%) increase over the first quarter of 1996. Hush
Puppies UK Ltd. and Hy-Test reported $14.7 million and $8.6 million, respectively, in net sales for the first quarter of 1997, neither of which were included in first quarter 1996 operations. The Wolverine Slipper Group's sales were lower, reporting a decrease of $3.5 million.

The Hush Puppies Wholesale Division increased sales 35.9% over 1996 levels, with the men's, women's, children's and Wimzees products all showing increases. Net sales and other operating income for the Hush Puppies International Division increased $0.4 million (17.7%) in the first quarter of 1997 over the 1996 first quarter level, as sales of Hush Puppies [REGISTERED] Classics strengthened internationally. The Hush Puppies Retail Division net sales increased $1.0 million (19.9%) for the quarter as the retail climate improved over 1996 and strong product offerings boosted sales. Hush Puppies UK Ltd. performed in line with expectations reporting $14.7 million in net sales for the first quarter of 1997.

The Wolverine Footwear Group reported a $14.1 million (46.7%) increase in net sales over first quarter 1996. With the introduction of the DuraShocks SR<Trademark> technology, Wolverine Brand Division reported an 18.3% increase in net sales and other operating income. Hy-Test reported $8.6 million in net sales for the first quarter of 1997. The operations of Hy-Test were first included in the Company's operations in the second quarter of 1996. Bates Division net sales increased 18.2% reflecting increased penetration of military and civilian uniform markets.

The Caterpillar Footwear Group recognized a 68.1% increase in net sales in the first quarter of 1997 as compared to 1996. Continued establishment of the domestic wholesale business and exceptional brand appeal around the world continue to drive this business. Caterpillar order backlog in pairs is up over 90% when compared to the first quarter of 1996.

The Wolverine Slipper Group had a slow first quarter showing a decline in sales of $3.5 million. However, Hush Puppies[REGISTERED] branded slippers performed well at retail during its first season. Incoming order rates were down during the first quarter, but early second quarter rates reflect improvements.

The Wolverine Leathers Division boasted a $4.6 million (100.8%) net sales and other operating income increase over first quarter 1996 with licensee and domestic accounts both contributing to the increase. Strong demand for performance leather and sueded products continue to drive the volume increases.

Gross margin as a percentage of net sales and other operating income for the first quarter of 1997 was 29.7% compared to the prior year level of 30.2%. The decline in gross margin was primarily a result of a planned change in business mix. The addition of Hush Puppies UK Ltd., and significant growth of the Wolverine Leathers Division ($1.3 million gross margin increase), both of which operate at lower gross margin levels, had a dilutive impact on the Company's gross margin. Improved margins were recognized in the Hush Puppies Wholesale Division through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies. The Hush Puppies Retail Division reported a $0.6 million increase in gross margin. The Wolverine Footwear Group's gross margin remained relatively flat.

Selling and administrative expenses of $30.7 million for the first quarter of 1997 increased $10.2 million over the 1996 first quarter level of $20.5 million and as a percentage of net sales decreased to 23.7% in the first quarter of 1997 from 24.4% in the first quarter of 1996. If the first quarter 1996 acquisitions of Hy-Test, Inc. and Hush Puppies UK Ltd. are eliminated, selling and administrative expenses as a percentage of net sales would have been 25.4% for the first quarter of 1997. Reductions were noted in general selling and distribution costs as a percentage of net sales eliminating the effects of Hy-Test and Hush Puppies UK Ltd. operations. Offsetting these improvements were investments in branded marketing initiatives, information system upgrades and costs associated with fringe benefit and retirement programs.

Interest expense for the first quarter of 1997 was $1.0 million, compared to $0.6 million for the same period of 1996. The increase in 1997 interest expense reflects an increase in borrowings outstanding over the 1996 first quarter balance resulting from the 1996 acquisitions and working capital requirements.

The 1997 effective tax rate of 32.0% increased from 31.3% in 1996. The effective tax rate increased as the non-taxable net earnings of foreign subsidiaries became a smaller percentage of total consolidated earnings in 1997 as compared to 1996.

Net earnings of $4.7 million for the twelve weeks ended March 22, 1997 compared favorably to net earnings of $3.4 million for the respective period of 1996 (a 38.3% net earnings increase). Earnings per share of $.11 post split for the first quarter 1997 compares to $.08 post split for the same period of 1996. Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

qNet cash used by operating activities was $29.9 million in 1997 compared to $5.5 million in 1996. Cash of $34.8 million for first quarter 1997 and $8.6 million for first quarter 1996 was used to fund working capital requirements. Accounts receivable of $126.0 million at March 22, 1997 reflect an increase of $47.3 million (60.0%) over the balance at March 23, 1996 and was unchanged from the December 28, 1996 balance. Inventories of $145.7 million at March 22, 1997 reflect increases of $40.0 million (37.3%) and $28.3 million (24.1%) over the balances at March 23, 1996 and December 28, 1996, respectively. A portion of the increase in accounts receivable and inventories was due to the 1996 acquisitions of the assets of Hy-Test, Inc. and Hush Puppies UK Ltd., which on a combined basis contributed 35.5% and 16.4% of the respective accounts receivable and inventory increases from March 23, 1996. Excluding the impact of the acquisitions, consolidated accounts receivable and inventories grew less than the rate of sales during the quarter. On a comparable operating basis, accounts receivable and inventories increased 24.5% and 20.8%, respectively, compared to a sales increase of 25.0%. Order backlog was approximately 30% higher at March 22, 1997, when compared to the previous years' first quarter, supporting the need for increased inventories to meet anticipated future demand in both wholesale and manufacturing operations. Accounts payable of $62.5 million at March 22, 1997 reflect a $27.1 million (76.4%) increase over the $35.4 million balance at March 23, 1996 and a $6.2 million (9.0%) decrease over the $68.7 million balance at December 28, 1996. When compared to the first quarter 1996 balance, $10.5 million of the increase is attributable to the 1996 acquisitions mentioned above.

Other current assets of $12.8 million at March 22, 1997 compares to $34.5 million at March 23, 1996. The 1996 balance included $22.8 million of unallocated Hy-Test assets purchased on the last day of the reporting period.

Additions to property, plant and equipment of $6.5 million in the first quarter of 1997 compares to $2.7 million reported during the same period in 1996. The majority of these expenditures are related to the construction of a new corporate business center, modernization of existing corporate buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $2.2 million in the first quarter of 1997 compares to $1.5 million in the first quarter of 1996. This increase was a result of the capital investments noted above and the amortization of goodwill related to the two 1996 acquisitions.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.5 million, of which $5.6 million, $1.0 million and $3.2 million were outstanding at March 22, 1997, December 28, 1996 and March 23, 1996, respectively. Long-term debt, excluding current maturities, of $71.0 million at March 22, 1997 compares to $42.6 million and $41.2 million at March 23, 1996 and December 28, 1996, respectively. The increase in debt since December 28, 1996 was a result of the seasonal working capital requirements of the Company.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. In the fourth quarter of 1996, the Company renegotiated its long-term revolving debt agreement and increased the amount available under its credit facilities. The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

The 1997 first quarter dividend declared of $.0217 per share (post split) of common stock represents approximately a 21.7% increase over the $.0178 per share (post split) declared for the first quarter of 1996. The dividend is payable May 1, 1997 to stockholders of record on April 1, 1997. Additionally, shares issued under stock incentive plans provided cash of $1.3 million in 1997 compared to $0.6 million in 1996.

During 1996, the Company completed two acquisitions. The Company purchased the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company and the rights to and certain assets of the Hush Puppies wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc. The combined purchase price of these acquisitions was $31.5 million, of which $29.2 million was paid in cash in 1996. The Company has an active program to evaluate strategic business acquisitions on a global basis and may, from time to time, make additional acquisitions.

The current ratio at year end was 4.2 to 1.0 in 1997 compared with 5.9 to
1.0 in 1996. The Company's total debt to total capital ratio increased to .24 to 1.0 in 1997 from .18 to 1.0 in 1996.

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

  4.3 Credit Agreement dated as of October 11, 1996 with NBD Bank, NA as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

  4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

  4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
            Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 31, 1997 exceeded 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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


                              WOLVERINE WORLD WIDE, INC.
                              AND SUBSIDIARIES



MAY 6, 1997                   /S/GEOFFREY B. BLOOM
Date                          Geoffrey B. Bloom
                              Chairman and Chief Executive Officer
                              (Duly Authorized Signatory for Registrant)



MAY 6, 1997                   /S/STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                              Officer and Treasurer
                              (Principal Financial Officer and Duly
                              Authorized Signatory for Registrant)

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

  4.3 Credit Agreement dated as of October 11, 1996 with NBD Bank, NA as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

  4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

  4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in
            Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 31, 1997 exceeded 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

  4.6 Second Amendment to Rights Agreement made as of October 28, 1994 (amending the Rights Agreement included as Exhibit 4.2 above). Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

  27        Financial Data Schedule.