Form 10-Q
period 1997-06-14
WOLVERINE WORLD WIDE INC /DE/
filed 1997-07-29
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the second twelve week accounting period ended June 14, 1997

                                    OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

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

                          Yes __X___     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 42,804,785 shares of Common Stock, $1 par value, outstanding as of July 25, 1997, of which 584,038 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split paid on May 23, 1997, on shares outstanding at the close of business on May 2, 1997.

                 PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)
                                                JUNE 14,    DECEMBER 28,    JUNE 15,
                                                  1997          1996          1996
                                               (UNAUDITED)   (AUDITED)     (UNAUDITED)
                                               -----------  ------------   -----------
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                $   3,979     $  8,534      $   8,444
       Accounts receivable, less allowances
         June 14, 1997 - $6,277
         December 28, 1996 - $5,634
         June 15, 1996 - $4,648                   108,516      125,999         81,204
       Inventories:
         Finished products                        125,598       71,346         85,699
         Raw materials and work in process         50,147       46,081         43,081
                                                ---------     --------      ---------
                                                  175,745      117,427        128,780

       Other current assets                        11,176       12,668          9,372
                                                ---------     --------      ---------

TOTAL CURRENT ASSETS                              299,416      264,628        227,800

PROPERTY, PLANT & EQUIPMENT
       Gross cost                                 140,994      130,779        117,706
       Less accumulated depreciation               70,270       67,776         65,473
                                                ---------     --------      ---------
                                                   70,724       63,003         52,233

OTHER ASSETS                                       37,326       33,967         28,450
                                                ---------     --------      ---------

TOTAL ASSETS                                    $ 407,466     $361,598      $ 308,483
                                                =========     ========      =========



See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)
                                                JUNE 14,    DECEMBER 28,    JUNE 15,
                                                  1997          1996          1996
                                               (UNAUDITED)   (AUDITED)     (UNAUDITED)
                                               -----------  ------------   -----------
LIABILITIES AND STOCKHOLDERS'
     EQUITY

CURRENT LIABILITIES
     Notes payable to banks                     $   3,566     $   1,026    $   2,969
     Accounts payable and other accrued
       liabilities                                 57,606        68,708       39,034
     Current maturities of long-term debt              54            76           73
                                                ---------     ---------    ---------
TOTAL CURRENT LIABILITIES                          61,226        69,810       42,076

LONG-TERM DEBT (less current maturities)           84,235        41,233       42,555

OTHER NONCURRENT LIABILITIES                       10,129        11,263       10,370

STOCKHOLDERS' EQUITY
     Common Stock - par value $1, authorized
       80,000,000 shares; shares issued
       (including shares in treasury):
         June 14, 1997 - 42,739,721 shares
         December 28, 1996 - 42,256,145 shares
         June 15, 1996 - 42,532,450                42,739        42,256       42,532
     Additional paid-in capital                    58,457        53,404       50,587
     Retained earnings                            163,711       153,475      130,945
     Accumulated translation adjustments             (333)           79         (351)
     Unearned compensation                         (5,353)       (2,908)      (3,504)
     Cost of shares in treasury:
       June 14, 1997 - 583,838 shares
       December 28, 1996 - 557,323 shares
       June 15, 1996 - 547,591 shares              (7,345)       (7,014)      (6,727)
                                                ---------     ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                        251,876       239,292      213,482
                                                ---------     ---------    ---------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $ 407,466     $ 361,598    $ 308,483
                                                =========     =========    =========

( ) - Denotes deduction.
See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS
                               OF OPERATIONS
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)
                                             12 WEEKS ENDED              24 WEEKS ENDED
                                          ---------------------      ----------------------
                                          JUNE 14,     JUNE 15,      JUNE 14,      JUNE 15,
                                            1997         1996          1997          1996
                                          --------     --------      --------      --------
NET SALES AND OTHER
      OPERATING INCOME                  $  127,789    $   94,153    $  257,090    $  177,995
Cost of products sold                       86,972        62,836       177,884       121,355
                                        ----------    ----------    ----------    ----------
GROSS MARGIN                                40,817        31,317        79,206        56,640
Selling and administrative expenses         28,681        23,162        59,339        43,651
                                        ----------    ----------    ----------    ----------
OPERATING INCOME                            12,136         8,155        19,867        12,989

OTHER EXPENSES (INCOME):
      Interest expense                       1,286           833         2,263         1,459
      Interest income                         (123)         (149)         (291)         (556)
      Other - net                              145          (382)          159          (705)
                                        ----------    ----------    ----------    ----------
                                             1,308           302         2,131           198
                                        ----------    ----------    ----------    ----------
EARNINGS BEFORE INCOME TAXES                10,828         7,853        17,736        12,791
Income taxes                                 3,460         2,420         5,675         3,965
                                        ----------    ----------    ----------    ----------
NET EARNINGS                            $    7,368    $    5,433    $   12,061    $    8,826
                                        ==========    ==========    ==========    ==========
EARNINGS PER SHARE:
      Primary                           $      .17    $      .13    $      .28    $      .21
                                        ==========    ==========    ==========    ==========
      Fully diluted                     $      .17    $      .13    $      .28    $      .21
                                        ==========    ==========    ==========    ==========
CASH DIVIDENDS PER SHARE                $    .0217    $    .0178    $    .0434    $    .0356
                                        ==========    ==========    ==========    ==========
SHARES USED FOR NET
    EARNINGS PER SHARE COMPUTATION:
        Primary                         43,542,526    42,667,869    43,436,539    42,496,710
                                        ==========    ==========    ==========    ==========
        Fully diluted                   43,619,613    42,784,623    43,568,068    42,677,578
                                        ==========    ==========    ==========    ==========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                    24 WEEKS ENDED
                                                               ------------------------
                                                               JUNE 14,        JUNE 15,
                                                                 1997            1996
                                                               --------        --------
OPERATING ACTIVITIES
  Net earnings                                              $    12,061     $     8,826
  Depreciation, amortization and other non-cash items             1,327            (161)
  Unearned compensation                                             575             356
  Changes in operating assets and liabilities:
    Accounts receivable                                          17,483          12,676
    Inventories                                                 (58,318)        (31,275)
    Other current assets                                          1,492           1,275
    Accounts payable and other accrued liabilities              (11,102)          2,074
                                                            -----------     -----------
      NET CASH USED IN OPERATING ACTIVITIES                     (36,482)         (6,229)
FINANCING ACTIVITIES
  Proceeds from long-term borrowings                             54,003          12,000
  Payments of long-term borrowings                              (11,023)            (50)
  Proceeds from short-term borrowings                             2,540             630
  Cash dividends                                                 (1,825)         (1,474)
  Proceeds from shares issued under employee stock plams          2,185           1,587
                                                            -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  45,880          12,693
INVESTING ACTIVITIES
  Purchase of business product line                                             (22,750)
  Additions to property, plant and equipment                    (11,858)         (5,841)
  Net (increase) decrease in notes receivable                      (382)          3,796
  Other                                                          (1,713)           (313)
                                                            -----------     -----------
      NET CASH USED IN INVESTING ACTIVITIES                     (13,953)        (25,108)
                                                            -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                            (4,555)        (18,644)

Cash and cash equivalents at beginning of year                    8,534          27,088
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  SECOND ACCOUNTING PERIOD                                  $     3,979     $     8,444
                                                            ===========     ===========

( ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 14, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the informa-tion and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consoli-dated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Certain amounts in 1996 have been reclassified to conform with the presentation used in 1997.

NOTE B - FLUCTUATIONS

The Company's sales are seasonal, particularly in its major divisions, The
Hush Puppies Company, the Wolverine Footwear Group, the Caterpillar
Footwear Group, the Wolverine Slipper Group and the Wolverine Leather Division. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, follow a consistent pattern each year.

NOTE C - COMMON STOCK

On April 17, 1997 and July 11, 1996, the Company announced 3-for-2 stock splits on shares outstanding on May 2, 1997 and July 26, 1996 and paid May 23, 1997 and August 16, 1996, respectively. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock splits.

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS No. 129"). FAS No. 129 consolidates existing guidance relating to disclosure about a company's capital structure and will be effective for the Company's fiscal year ending January 3, 1998. The effect of adopting FAS No. 129 is not expected to have a material effect on previously reported amounts.

NOTE D - EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock splits described in Note C had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary and fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"). FAS No. 128 changes the method for computing and presenting earnings per share and will be effective for the Company's fiscal year ending January 3, 1998. The effect of adopting FAS No. 128 is not expected to have a material effect on previously reported earnings per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF SECOND QUARTER AND YEAR-TO-DATE 1997 TO SECOND QUARTER AND YEAR-TO-DATE 1996

Second quarter net sales and other operating income of $127.8 million for 1997 exceeded the 1996 level by $33.6 million (a 35.7% increase), and 1997 year-to-date net sales of $257.1 million compares to $178.0 million recorded for the comparable period of 1996 (a 44.4% increase). All divisions recorded an increase in net sales and other operating income for the second quarter of 1997. The Wolverine Footwear Group accounted for $7.0 million (19.2%) of the increase in quarterly net sales and other operating income and $21.1 million (31.6%) of the year-to-date increase. The Caterpillar Footwear Group continued its strong growth rate showing a $5.7 million (88.6%) increase over the 1996 second quarter net sales and other operating income and a $10.7 million (77.6%) increase for year-to-date 1997 over year-to-date 1996. The Hush Puppies Company, excluding Hush Puppies UK, Ltd., recorded a net sales and other operating income increase of $2.6 million (7.1%) for second quarter 1997 and a $12.8 million (18.4%) increase for year-to-date 1997. Hush Puppies UK Ltd. reported $11.7 million in net sales for the second quarter of 1997. The Hush Puppies UK Ltd. results of operations were first included in the fourth quarter of 1996. The Wolverine Leather Division recognized a $5.3 million (87.7%) increase in net sales and other operating income for the second quarter of 1997 and a $9.9 million (93.3%) improvement for the year-to-date 1997. The Hush Puppies Retail Division net sales and other operating income was up $1.3 million or 19.4% for the second quarter and $2.3 million or 19.6% for the year-to-date 1997. The Wolverine Slipper Group showed improvement with increased net sales and other operating income of $2.2 million for the quarter and recorded a decrease in net sales and other operating income for the year-to-date 1997 of $1.3 million.

Year-to-date net sales and other operating income for The Hush Puppies Wholesale Division increased $8.9 million or 18.1% over the 1996 level. The Hush Puppies Wholesale Division growth continues to be fueled by expanded distribution to major U.S. retailers. Net sales and other operating income for the Hush Puppies International Division increased $0.6 million or 11.8% year-to-date 1997 over the respective period of 1996. Despite the sluggish retail market, the Hush Puppies Retail Division's net sales and other operating income increased $2.3 million (19.6%) year-to-date as strong product offerings helped boost sales. Hush Puppies UK Ltd. performed in line with expectations reporting $26.4 million in net sales for year-to-date 1997. The Hush Puppies UK Ltd. operations were first included in the fourth quarter of 1996.

The Wolverine Footwear Group reported a 1997 year-to-date increase in net sales and other operating income of $21.1 million or 31.6% over the respective period of 1996. The DuraShocks SR<Trademark> product continued to be strong, helping Wolverine Brand Division report a $10.0 million (21.1%) increase in net sales and other operating income. Hy-Test reported a $0.3 million increase in net sales and other operating income for the second quarter of 1997. Bates Division net sales increased $1.5 million or 12.8% year-to-date 1997 as compared to year-to-date 1996 reflecting penetration into military and export markets.

The Caterpillar Footwear Group recognized a $10.7 million or 77.6% increase for year-to-date 1997 as compared to year-to-date 1996. Continued establishment of the domestic wholesale business and exceptional brand appeal around the world continue to drive this business.

The Wolverine Slipper Group is showing improvement with an increase in net sales and other operating income of $2.2 million over the second quarter
1996 and a decrease of $1.3 million year-to-date 1997 as compared to the same period of 1996. The branded slipper initiatives continue to perform consistent with the Company's plan as retail sell through has been good.

The Wolverine Leathers Division boasted a $9.8 million (91.7%) net sales and other operating income increase over year-to-date 1996 with licensee and domestic accounts both contributing to the increase. Strong demand for performance leather and sueded products continue to drive the volume increases.

Gross margin as a percentage of net sales and other operating income for the second quarter of 1997 was 31.9% compared to 33.3% for the second quarter of 1996. Year-to-date gross margin of 30.8% for 1997 compared to 31.8% for the same period in 1996. The decline in gross margin was primarily a result of a planned change in business mix. The addition of Hush Puppies UK Ltd., and significant growth of the Wolverine Leathers Division ($1.9 million gross margin increase), both of which operate at lower gross margin levels, had a dilutive impact on the Company's gross margin. Improved margins of 5.5 percentage points were recognized in the Hush Puppies Wholesale Division through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies. The Hush Puppies Retail Division reported a 2.4 percentage point increase in gross margin. The Wolverine Footwear Group's gross margin remained relatively flat. The Wolverine Leather Division gross margin level remains in line with recent history which approximates 20.0%.

Selling and administrative expenses of $28.7 million for the second quarter of 1997 increased $5.5 million over the 1996 second quarter level of $23.2 million and as a percentage of net sales and other operating income decreased to 22.4% in the second quarter of 1997 from 24.6% in the second quarter of 1996. Year-to-date selling and administrative expenses for 1997 of $59.3 million increased $15.6 million over the $43.7 million year-to-date level for 1996 and as a percentage of net sales and other operating income decreased to 23.1% for the year-to-date 1997 from 24.5% in 1996. Investments in branded marketing initiatives, information system upgrades and costs associated with fringe benefit and retirement programs all contributed to the increase. If the acquisitions of Hy-Test, Inc. and Hush Puppies UK Ltd. are eliminated, selling and administrative expenses as a percentage of net sales and other operating income would have been 23.7% for the second quarter of 1997 and 24.5% year-to-date.

Interest expense for the second quarter of 1997 was $1.3 million, compared to $0.8 million for the same period of 1996. Year-to-date interest expense for 1997 and 1996 was $2.3 million and $1.5 million, respectively. The increase in interest expense for the second quarter and year-to-date 1997 as compared to 1996 reflects an increase in borrowings over the 1996 level resulting from the 1996 acquisitions and working capital requirements.

The 1997 effective income tax rate of 32.0% increased from 31.0% in 1996. The effective tax rate increased as the non-taxable net earnings of foreign subsidiaries became a smaller percentage of total consolidated earnings in 1997 as compared to 1996.

Net earnings of $7.4 million for the twelve weeks ended June 14, 1997 compared favorably to earnings of $5.4 million for the respective period of 1996 (a 35.6% increase). Year-to-date net earnings of $21.1 million in 1997 compared with earnings of $8.8 million for the same period of 1996 (a 36.7% increase). Earnings per share of $0.17 post split for the second quarter 1997 compares to $0.13 post split for the same period of 1996. Year-to-date earnings per share of $0.28 post split compare to $0.21 post split for the same period of 1996. Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $36.5 million in 1997 compared to $6.2 million in 1996. Cash of $50.4 million for 1997 and $15.3 million for 1996 was used to fund working capital requirements. Accounts receivable of $108.5 million at June 14, 1997 reflect an increase of $27.3 million (33.6%) over the balance at June 15, 1996 and decreased $17.5 million (13.9%) from the December 28, 1996 balance. Inventories of $175.7 million at June 14, 1997 reflect increases of $47.0 million (36.5%) and $58.3 million (49.7%) over the balances at June 15, 1996 and December 28, 1996, respectively. A portion of the increase in accounts receivable and inventories was due to the 1996 acquisitions of the assets of Hy-Test, Inc.

from The Florsheim Shoe Company and Hush Puppies UK Ltd., which on a combined basis contributed 33.2% and 37.0% of the respective accounts receivable and inventory increases from June 15, 1996. On a comparable basis, accounts receivable and inventories at June 14, 1997 increased 35.7% and 29.6%, respectively, over the amounts at December 28, 1996, which compares to a year-to-date increase of 23.6% in net sales and other operating income. Order backlog was approximately 29% higher at June 14, 1997, when compared to the previous years' second quarter, supporting the need for increased inventories to meet anticipated future demand in both wholesale and manufacturing operations. Accounts payable of $57.6 million at June 14, 1997 reflect a $18.6 million (47.6%) increase over the $39.0 million balance at June 15, 1996 and a $11.1 million (16.2%) decrease over the $68.7 million balance at December 28, 1996.

Other current assets of $11.2 million at June 14, 1997 compares to $9.4 million at June 15, 1996. The change in deferred taxes accounts for $.8 million of this difference.

Additions to property, plant and equipment of $11.9 million in the second quarter of 1997 compares to $5.8 million reported during the same period in 1996. The majority of these expenditures are related to the construction of a new corporate business center, modernization of existing corporate buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $4.7 million in the first half of 1997 compares to $2.9 million in the first half of 1996. This increase was a result of the capital investments noted above and the amortization of goodwill related to the two 1996 acquisitions.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $84.7 million, of which $38.5 million, $28.5 million and $13.9 million were outstanding at June 14, 1997, December 28, 1996 and June 15, 1996, respectively. Long-term debt, excluding current maturities, of $84.2 million at June 14, 1997 compares to $42.6 million and $41.2 million at
June 15, 1996 and December 28, 1996, respectively.   The increase since
December 28, 1996 was a result of the seasonal working capital requirements of the Company.

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

The 1997 second quarter dividend declared of $.0217 per share (post split) of common stock represents approximately a 21.9% increase over the $.0178 per share (post split) declared for the second quarter of 1996. The second quarter 1997 dividend is payable August 1, 1997 to stockholders of record on July 1, 1997. Additionally, shares issued under stock incentive plans provided cash of $2.2 million in 1997 compared to $1.6 million in 1996.

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

The current ratio at June 14, 1997 was 4.9 to 1.0 in 1997 compared with 5.4 to 1.0 in 1996. The Company's total debt to total capital ratio increased to .26 to 1.0 in 1997 from .18 to 1.0 in 1996.

                        PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

On April 16, 1997, the Company held its 1997 Annual Meeting of
Stockholders. At the meeting, the stockholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital from 40,000,000 shares of Common Stock, $1.00 par value per share ("Common Stock"), to 80,000,000 shares of Common Stock.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 16, 1997, the Company held its 1997 Annual Meeting of Stockholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 2000; to consider and approve an amendment to the Company's Certificate of Incorporation to increase the amount of authorized capital from 40,000,000 shares of Common Stock to 80,000,000 shares of Common Stock; to consider and approve the 1997 Stock Incentive Plan; to consider and approve the Executive Short-Term Incentive Plan (Annual Bonus Plan); to consider and approve the Executive Long-Term Incentive Plan (3-Year Bonus Plan); and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

          NAME OF CANDIDATE                       SHARES VOTED
          -----------------                       ------------
          Alberto L. Grimoldi           For                    24,134,053
                                        Authority Withheld         98,695
                                        Broker Non-Votes                0

          Joseph A. Parini              For                    24,131,025
                                        Authority Withheld        101,723
                                        Broker Non-Votes                0

          Joan Parker                   For                    24,133,542
                                        Authority Withheld         99,206
                                        Broker Non-Votes                0

          Elizabeth A. Sanders          For                    24,134,740
                                        Authority Withheld         98,008
                                        Broker Non-Votes                0

The following persons remained as directors of the Company with terms expiring in 1998: Geoffrey B. Bloom, David T. Kollat, David P. Mehney and Timothy J. O'Donovan. The following persons remained as directors of the Company with terms expiring in 1999: Daniel T. Carroll and Phillip D. Matthews.

The stockholders also voted to approve the amendment to the Certificate of Incorporation to increase the amount of authorized capital stock as described in Item 2 of Part II of this Report on Form 10-Q. The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                               ------------
                    For                 22,776,814
                    Against              1,429,804
                    Abstentions             26,131
                    Broker Non-votes             0

The stockholders also voted to approve the 1997 Stock Incentive Plan. The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                               ------------
                    For                 19,729,726
                    Against              4,461,796
                    Abstentions             41,226
                    Broker Non-Votes             0

The stockholders also voted to approve the Executive Short-Term Incentive Plan (Annual Bonus Plan). The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                               ------------
                    For                 23,842,358
                    Against                343,256
                    Abstentions             47,134
                    Broker Non-Votes             0

The stockholders also voted to approve the Executive Long-Term Incentive Plan (3-Year Bonus Plan). The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                               ------------
                    For                 23,849,191
                    Against                336,565
                    Abstentions             46,992
                    Broker Non-Votes             0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                               ------------
                    For                 24,173,899
                    Against                 20,833
                    Abstentions             38,016
                    Broker Non-votes             0

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

     4.1 Certificate of Incorporation, as amended. See Exhibit 3.1 above.

     4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

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

     4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.3 and 4.4 above. The amount of none of these classes of debt outstanding on June 14, 1997 exceeded 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

     10.1 1997 Stock Incentive Plan. Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     10.2 Executive Short-Term Incentive Plan (Annual Bonus Plan). Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     10.3 Executive Long-Term Incentive Plan (3-Year Bonus Plan). Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     27        Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on April 22, 1997 to report under Item 5, "Other Events," that on April 16, 1997, the Board of Directors of the Company declared a dividend of one and one-half (1.5) Rights for each outstanding share of the Company's common stock (the "Common Stock") outstanding on May 8, 1997. After the payment of the Company's 3 for 2 stock split paid on May 23, 1997, one Right is associated with each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, $1.00 par value per share, at a price of $120 per Unit, subject to adjustment upon the occurrence of certain events specified in the Rights Agreement filed as
Exhibit 4.2 to this report on Form 10-Q.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WOLVERINE WORLD WIDE, INC.
                              AND SUBSIDIARIES



JULY 29, 1997                 /S/STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                              Officer and Treasurer (Duly Authorized
                              Signatory for Registrant and Principal Financial
                              Officer and Duly Authorized Signatory for
                              Registrant)

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

     4.1 Certificate of Incorporation, as amended. See Exhibit 3.1 above.

     4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

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

     4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.3 and 4.4 above. The amount of none of these classes of debt outstanding on June 14, 1997 exceeded 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

     10.1 1997 Stock Incentive Plan. Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     10.2 Executive Short-Term Incentive Plan (Annual Bonus Plan). Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     10.3 Executive Long-Term Incentive Plan (3-Year Bonus Plan). Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

     27        Financial Data Schedule.