Form 10-Q
period 1997-09-06
WOLVERINE WORLD WIDE INC /DE/
filed 1997-10-21
CIK 110471

                   SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the third twelve week accounting period ended September 6, 1997

                                    OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

                               (616) 866-5500
           ( Registrant's Telephone Number, including Area Code)

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

    There were 43,265,403 shares of Common Stock, $1 par value, outstanding as of October 17, 1997, of which 750,085 shares are held as Treasury Stock. The shares outstanding, excluding shares held in treasury, have been adjusted for the 3-for-2 stock split paid on May 23, 1997, on shares outstanding at the close of business on May 2, 1997.

                 PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)
                                              SEPTEMBER 6,   DECEMBER 28,  SEPTEMBER 7,
                                                  1997          1996          1996
                                               (UNAUDITED)   (AUDITED)     (UNAUDITED)
                                               -----------  ------------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  5,825      $  8,534      $  2,450
  Accounts receivable, less allowances
    September 6, 1997 - $5,499
    December 28, 1996 - $5,634
    September 7, 1996 - $5,383                   128,965       125,999       106,557
  Inventories:
    Finished products                            127,173        71,346        81,095
    Raw materials and work in process             48,412        46,081        43,267
                                                --------      --------      --------
                                                 175,585       117,427       124,362

  Other current assets                            14,318        12,668        15,141
                                                --------      --------      --------
TOTAL CURRENT ASSETS                             324,693       264,628       248,510

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                     149,182       130,779       123,755
  Less accumulated depreciation                   71,237        67,776        66,931
                                                --------      --------      --------
                                                  77,945        63,003        56,824

OTHER ASSETS                                      38,824        33,967        29,607
                                                --------      --------      --------
TOTAL ASSETS                                    $441,462      $361,598      $334,941
                                                ========      ========      ========





See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED
                          (THOUSANDS OF DOLLARS)
                                                 SEPTEMBER 6, DECEMBER 28,  SEPTEMBER 7,
                                                    1997          1996          1996
                                                 (UNAUDITED)   (AUDITED)     (UNAUDITED)
                                                 -----------  ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                            $  2,918     $  1,026     $  2,608
  Accounts payable and other accrued liabilities      59,877       68,708       40,880
  Current maturities of long-term debt                   135           76           70
                                                    --------     --------     --------
TOTAL CURRENT LIABILITIES                             62,930       69,810       43,558

LONG-TERM DEBT (less current maturities)             107,231       41,233       59,536

OTHER NONCURRENT LIABILITIES                          11,002       11,263       10,543

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
    80,000,000 shares; shares issued
    (including shares in treasury):
           September 6, 1997 - 43,109,329 shares
           December 28, 1996 - 42,256,145 shares
           September 7, 1996 - 42,194,722 shares      43,109       42,256       42,195
  Additional paid-in capital                          60,508       53,404       51,474
  Retained earnings                                  171,990      153,475      138,275
  Accumulated translation adjustments                   (491)          79         (351)
  Unearned compensation                               (4,868)      (2,908)      (3,271)
  Cost of shares in treasury:
    September 6, 1997 - 742,226 shares
    December 28, 1996 - 557,323 shares
    September 7, 1996 - 557,343 shares                (9,949)      (7,014)      (7,018)
                                                    --------     --------     --------
TOTAL STOCKHOLDERS' EQUITY                           260,299      239,292      221,304
                                                    --------     --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $441,462     $361,598     $334,941
                                                    ========     ========     ========

(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)
                                             12 WEEKS ENDED              36 WEEKS ENDED
                                        -------------------------   -------------------------
                                        SEPTEMBER 6,  SEPTEMBER 7,  SEPTEMBER 6, SEPTEMBER 7,
                                            1997         1996          1997          1996
                                        ------------  -----------   ------------ ------------
NET SALES AND OTHER OPERATING INCOME    $ 162,246     $ 120,466     $ 419,336     $ 298,461

Cost of products sold                     114,336        84,453       292,220       205,808
                                        ---------     ---------     ---------     ---------
GROSS MARGIN                               47,910        36,013       127,116        92,653

Selling and administrative expenses        31,468        24,842        90,807        68,493
                                        ---------     ---------     ---------     ---------
OPERATING INCOME                           16,442        11,171        36,309        24,160

OTHER EXPENSES (INCOME):
  Interest expense                            932           661         3,195         2,120
  Interest income                             116          (131)         (175)         (687)
  Restructuring charge                      2,000            --         2,000            --
  Other - net                                (135)          (10)           24          (715)
                                        ---------     ---------     ---------     ---------
                                            2,913           520         5,044           718
                                        ---------     ---------     ---------     ---------
EARNINGS BEFORE INCOME TAXES               13,529        10,651        31,265        23,442
Income taxes                                4,330         3,301        10,005         7,266
                                        ---------     ---------     ---------     ---------
NET EARNINGS                            $   9,199     $   7,350     $  21,260     $  16,176
                                        =========     =========     =========     =========
EARNINGS PER SHARE:
  Primary                               $     .21     $     .17     $     .49     $     .38
                                        =========     =========     =========     =========
  Fully diluted                         $     .21     $     .17     $     .49     $     .37
                                        =========     =========     =========     =========
CASH DIVIDENDS PER SHARE                $   .0217     $   .0178     $   .0651     $   .0534
                                        =========     =========     =========     =========
SHARES USED FOR NET EARNINGS
  PER SHARE COMPUTATION:
    Primary                             43,569,020    42,835,929    43,475,066    42,675,093
                                        ==========    ==========    ==========    ==========
    Fully diluted                       43,569,020    42,890,694    43,531,368    42,840,165
                                        ==========    ==========    ==========    ==========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (THOUSANDS OF DOLLARS) (UNAUDITED)
                                                                    36 WEEKS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 6,    SEPTEMBER 7,
                                                                  1997           1996
                                                              ------------    ------------
OPERATING ACTIVITIES
  Net earnings                                                 $ 21,260       $  16,176
  Depreciation, amortization and other non-cash items             2,987             473
  Unearned compensation                                          (1,960)         (1,444)
  Restructuring charge                                            2,000
  Changes in operating assets and liabilities:
    Accounts receivable                                          (2,966)        (13,566)
    Inventories                                                 (58,158)        (26,857)
    Other current assets                                         (1,650)          1,486
    Accounts payable and other accrued liabilities              (10,831)          3,920
                                                               --------       ---------
      NET CASH USED IN OPERATING ACTIVITIES                     (49,318)        (19,812)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                             85,094          29,000
  Payments of long-term borrowings                              (19,037)            (72)
  Proceeds from short-term borrowings                             5,421             269
  Payments of short-term borrowings                              (3,529)
  Cash dividends                                                 (2,745)         (1,494)
  Proceeds from shares issued under employee stock plans          5,022           3,879
                                                               --------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  70,226          31,582

INVESTING ACTIVITIES
  Purchase of business product line                                             (22,750)
  Purchase of wholesale business                                                 (5,353)
  Additions to property, plant and equipment                    (20,712)        (11,890)
  Net (increase) decrease in notes receivable                    (1,014)          3,797
  Other                                                          (1,891)           (212)
                                                               --------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                     (23,617)        (36,408)
                                                               --------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS                            (2,709)        (24,638)
Cash and cash equivalents at beginning of year                    8,534          27,088
                                                               --------       ---------
CASH AND CASH EQUIVALENTS AT END OF THIRD ACCOUNTING PERIOD    $  5,825       $   2,450
                                                               ========       =========

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 6, 1997

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

NOTE B - Fluctuations

The Company's sales are seasonal, particularly in its major divisions, The Hush Puppies Company, the Wolverine Footwear Group, the Caterpillar Footwear Group, the Wolverine Slipper Group and the Wolverine Leathers Division. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

NOTE C - Business Acquisitions

On October 17, 1997, the Company consummated the acquisition of substantially all of the assets of the Merrell[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The preliminary purchase price at the closing date was approximately $17,000,000.

NOTE D - Common Stock

On April 17, 1997 and July 11, 1996, the Company announced 3-for-2 stock splits on shares outstanding on May 2, 1997 and July 26, 1996 and paid May 23, 1997 and August 16, 1996, respectively. All share and per share data have been retroactively adjusted for the increased shares resulting from the stock splits.

NOTE E - Earnings Per Share

Primary earnings per share are computed based on the weighted average shares of common stock outstanding during each period assuming that the stock splits described in Note D had been completed at the beginning of the earliest period presented. Common stock equivalents (stock options) are included in the computation of primary and fully diluted earnings per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF THIRD QUARTER AND YEAR-TO-DATE 1997 TO THIRD QUARTER AND YEAR-TO-DATE 1996

Third quarter net sales and other operating income of $162.2 million for 1997 exceeded the 1996 level by $41.8 million (a 34.7% increase), and 1997 year-to-date net sales and other operating income of $419.3 million compares to $298.5 million recorded for the comparable period of 1996 (a 40.5% increase). The Hush Puppies Company, excluding Hush Puppies (U.K.) Ltd., accounted for $7.2 million (16.8%) of the increase in quarterly net sales and other operating income and $20.0 million (17.8%) of the increase for year-to-date 1997. Hush Puppies (U.K.) Ltd. reported $20.0 million in net sales and other operating income for the third quarter of 1997. The Company did not operate Hush Puppies (U.K.) Ltd. during the third quarter of 1996 and thus no comparable operations exist. The Wolverine Footwear Group recorded a net sales and other operating income increase of $7.9 million (18.8%) for the third quarter of 1997 and accounts for $29.0 million (26.7%) of the year-to-date increase. The Caterpillar Footwear Group continued its strong growth rate showing a $5.7 million (72.0%) increase over the 1996 third quarter net sales and other operating income and a $16.4 million (75.5%) increase for year-to-date 1997 over year-to-date 1996. The Wolverine Leathers Division recognized a $3.3 million (53.7%) increase in net sales and other operating income for the third quarter of 1997 and a $13.3 million (78.7%) improvement for the year-to-date 1997. The Hush Puppies Retail Division's net sales and other operating income was up $1.6 million or 20.1% for the third quarter and $3.9 million or 19.8% for the year-to-date 1997. The Wolverine Slipper Group's net sales and other operating income of $11.9 million for the third quarter of 1997 remained relatively flat over the prior year's third quarter and a decrease of $1.9 million in net sales and other operating income has been reported for the year-to-date 1997.

Year-to-date net sales and other operating income for the Hush Puppies
North America Wholesale operations increased $16.4 million or 17.9% over the 1996 level. The Hush Puppies North America Wholesale operations' growth continues to be fueled by the popularity of the Hush Puppies[REGISTERED] Classics product line. Net sales and other operating income for the Hush Puppies International Division increased $1.0 million or 13.0% year-to-date 1997 over the respective period of 1996. The Hush Puppies Retail Division's net sales and other operating income increased $3.9 million (19.8%) year-to-date as strong product offerings helped boost sales. Hush Puppies (U.K.) Ltd. performed in line with expectations reporting $46.4 million in net sales and other operating income for year-to-date 1997. The Hush Puppies (U.K.) Ltd. operations were first included in the Company's operations during the fourth quarter of 1996.

The Wolverine Footwear Group reported a 1997 year-to-date increase in net sales and other operating income of $29.0 million or 26.7% over the respective period of 1996. The DuraShocks SR<Trademark> product continued to be strong, helping Wolverine Brand Division report a $16.5 million (22.1%) increase in net sales and other operating income for 1997 year-to-date. Hy-Test reported flat net sales and other operating income for the third quarter of 1997. Hy-Test was acquired at the end of the first quarter of 1996. The Bates Division net sales increased $2.6 million or 14.1% year-to-date 1997 as compared to year-to-date 1996 reflecting increased penetration into military and export markets.

The Caterpillar Footwear Group recognized a $16.4 million or 75.5% increase for year-to-date 1997 as compared to year-to-date 1996. Continued establishment of the domestic wholesale business and brand appeal around the world continue to drive this business.

The Wolverine Slipper Group showed a decrease in net sales and other operating income of $0.6 million over the third quarter 1996 and $1.9 million year-to-date 1997 as compared to year-to-date 1996. The branded slipper initiatives continue to perform consistent with the Company's plan as retail sell-through has been good.

The Wolverine Leathers Division boasted a $13.3 million (78.7%) year-to-date net sales and other operating income increase over year-to-date 1996 with licensee and domestic accounts both contributing to the increase. Strong demand for performance leather and sueded products continue to drive the volume increases.

Gross margin as a percentage of net sales and other operating income for the third quarter of 1997 was 29.5% compared to 29.9% for the comparable period of the prior year. Year-to-date gross margin of 30.3% for 1997 compared to 31.0% for the same period in 1996. The decline in gross margin was primarily a result of a planned change in business mix. The addition of Hush Puppies (U.K.) Ltd., and significant growth of the Wolverine Leathers Division ($2.0 million gross margin increase), both of which operate at lower gross margin levels, had a dilutive impact on the Company's gross margin. If the 1996 acquisitions of Hy-Test, Inc. and Hush Puppies (U.K.) Ltd. are eliminated, gross margin as a percentage of net sales and other operating income would have been 33.0% for the year-to-date 1997 and 31.4% for the same period of 1996. Improved margins of 5.1 percentage points were recognized in the Hush Puppies Wholesale Division through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies.
The Hush Puppies Retail Division reported a 1.9 percentage point increase in gross margin. The Wolverine Footwear Group's gross margin remained relatively flat. The Wolverine Leathers Division gross margin level remains in line with recent history which approximates 23.0%.

Selling and administrative expenses of $31.5 million for the third quarter of 1997 increased $6.6 million over the 1996 third quarter level of $24.8 million and as a percentage of net sales and other operating income decreased to 19.4% in the third quarter of 1997 from 20.6% in the third quarter of 1996. Year-to-date selling and administrative expenses for 1997 of $90.8 million increased $22.3 million over the $68.5 million year-to-date level for 1996 and as a percentage of net sales and other operating income decreased to 21.7% for the year-to-date 1997 from 22.9% in 1996. The improvement in selling and administrative expenses as a percentage of net sales and other operating income occurred despite increased investments in branded marketing initiatives and significant information system upgrades.

Interest expense for the third quarter of 1997 was $0.9 million, compared to $0.7 million for the same period of 1996. Year-to-date interest expense for 1997 and 1996 was $3.2 million and $2.1 million, respectively. The increase in interest expense for the third quarter and year-to-date 1997 as compared to 1996 reflects an increase in borrowings over the 1996 level resulting from the 1996 acquisitions and working capital requirements.

On September 24, 1997, the Company moved to strengthen the competitive edge of its domestic and European footwear businesses by closing two Arkansas women's shoe factories and converting a New York slipper factory into a warehouse. These actions resulted in a restructuring charge of $3.7 million, of which $2.0 million has been recorded in the third quarter of 1997 and $1.7 million will be charged in the fourth quarter of 1997. This restructuring rebalanced the sourcing mix for Hush Puppies[REGISTERED] women's shoes, Wolverine[REGISTERED] boots and Tru-Stitch[REGISTERED] slippers.

The year-to-date 1997 effective income tax rate of 32.0% increased from 31.0% in 1996. The effective tax rate increased as the non-taxable net earnings of foreign subsidiaries became a smaller percentage of total consolidated earnings in 1997 as compared to 1996.

Net earnings excluding the effect of the restructuring charge for the third quarter of 1997 of $10.6 million, or $0.24 per share, compared favorably to earnings of $7.4 million for the respective period of 1996 (a 43.7% increase). Including the after-tax restructuring charge of $1.4 million, or $0.03 per share, net earnings for the third quarter of 1997 totaled $9.2 million or $0.21 per share, a 25.2% increase over the 1996 level. Year-to-date net earnings of $21.3 million ($22.6 million before the restructuring charge) in 1997 compared with earnings of $16.2 million for the same period of 1996, a 31.4% increase (39.8% increase before the restructuring charge). Year-to-date earnings per share of $0.49 ($0.52 per share before the restructuring charge) compare to $0.38 for the same period of 1996. Increased earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $49.3 million in 1997 compared to $19.8 million for the same period in 1996. Cash of $73.6 million for 1997 and $35.0 million for 1996 was used to fund working capital requirements. Accounts receivable of $129.0 million at September 6, 1997 reflects an increase of $22.4 million (21.0%) over the balance at September 7, 1996 and decreased $3.0 million (2.4%) from the December 28, 1996 balance. Inventories of $175.6 million at September 6, 1997 reflect increases of $51.2 million

(41.2%) and $58.2 million (49.5%) over the balances at September 7, 1996 and December 28, 1996, respectively. A portion of the increase in accounts receivable and inventories was due to the 1996 fourth quarter acquisition of the assets of Hush Puppies (U.K.) Ltd., which contributed 4.6% and 6.4% of the respective accounts receivable and inventory increases from September 7, 1996. Excluding both the 1996 acquisitions of Hy-Test, Inc. and Hush Puppies (U.K.) Ltd., accounts receivable and inventories at September 6, 1997 increased 12.2% and 48.9%, respectively, over the amounts at December 28, 1996, which compares to a year-to-date increase of 22.1% in net sales and other operating income. Order backlog was approximately 31% higher at September 6, 1997, when compared to the previous years' third quarter, supporting the need for increased inventories to meet anticipated future demand in both wholesale and manufacturing operations. Accounts payable and other accrued liabilities of $59.9 million at September 6, 1997 reflect a $19.0 million (46.5%) increase over the $40.9 million balance at September 7, 1996 and a $8.8 million (12.9%) decrease over the $68.7 million balance at December 28, 1996.

Additions to property, plant and equipment of $20.7 million for year-to-date 1997 compares to $11.9 million reported during the same period in 1996. The majority of these expenditures are related to the construction of a new corporate business center, modernization of existing corporate buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to continue to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $5.8 million in the first three quarters of 1997 compares to $4.1 million in the first three quarters of 1996. This increase was a result of the capital investments noted above and the amortization of goodwill related to the two 1996 acquisitions.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $84.7 million, of which $36.0 million, $28.5 million and $13.6 million were outstanding at September 6, 1997, December 28, 1996 and September 7, 1996, respectively. Long-term debt, excluding current maturities, of $107.2 million at September 6, 1997 compares to $59.5 million and $41.2 million at September 7, 1996 and December 28, 1996, respectively. The increase in debt since December 28, 1996 primarily resulted from seasonal working capital requirements of the Company and investments in capital improvements.

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

The 1997 third quarter dividend declared of $.0217 per share of common stock represents approximately a 21.9% increase over the $.0178 per share declared for the third quarter of 1996. The dividend is payable November 3, 1997 to stockholders of record on October 1, 1997. Additionally, shares issued under stock incentive plans provided cash of $5.0 million in 1997 compared to $3.9 million in 1996.

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

On October 17, 1997, the Company consummated the purchase of substantially all of the assets of the Merrell[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The preliminary purchase price at the closing date was approximately $17,000,000, which was paid primarily in cash.

The Company has an active program to evaluate strategic business acquisitions on a global basis and may, from time to time, make additional acquisitions.

The current ratio at September 6, 1997 was 5.2 to 1.0 in 1997 compared with
5.7 to 1.0 in 1996. The Company's total debt to total capital ratio increased to .30 to 1.0 in 1997 from .22 to 1.0 in 1996.

                       PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

EXHIBIT
NUMBER                     DOCUMENT

3.1    Certificate of Incorporation, as amended.  Previously filed as Exhibit
       3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

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

4.1    Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.3 Credit Agreement dated as of October 11, 1996 with NBD Bank, N.A. as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.3 and 4.4 above. The amount of none of these classes of debt outstanding on September 30, 1997 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

27     Financial Data Schedule.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WOLVERINE WORLD WIDE, INC.
                                       AND SUBSIDIARIES



Date: October 21, 1997              By /s/Geoffrey B. Bloom
                                       Geoffrey B. Bloom
                                       Chairman and Chief Executive Officer
                                       (Duly Authorized Signatory for
                                          Registrant)



Date: October 21, 1997              By /s/Stephen L. Gulis, Jr.
                                       Stephen L. Gulis, Jr.
                                       Executive Vice President, Chief
                                          Financial Officer and  Treasurer
                                       (Principal Financial and Accounting
                                          Officer and Duly Authorized
                                          Signatory for Registrant)


Date: October 21, 1997              By /s/Blake W. Krueger
                                       Blake W. Krueger
                                       Executive Vice President, General
                                         Counsel and Secretary
                                       (Duly Authorized Signatory for
                                         Registrant)

                           EXHIBIT INDEX

EXHIBIT
NUMBER                     DOCUMENT

3.1    Certificate of Incorporation, as amended.  Previously filed as Exhibit
       3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

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

4.1    Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.3 Credit Agreement dated as of October 11, 1996 with NBD Bank, N.A. as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

4.4 Note Agreement dated as of August 1, 1994 relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.3 and 4.4 above. The amount of none of these classes of debt outstanding on September 30, 1997 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

27     Financial Data Schedule.