Form 10-K405
period 1998-01-03
WOLVERINE WORLD WIDE INC /DE/
filed 1998-04-01
CIK 110471

=============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 3, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to _______________

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

           TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       Common Stock, $1 Par Value  New York Stock Exchange/Pacific Exchange,
                                                     Inc.

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

Yes   __X__                   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 2, 1998: 42,742,513.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 2, 1998: $1,239,532,877.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 27, 1998, are incorporated by reference into Part III of this report.
=============================================================================

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

     Consumers on six continents purchased over 37 million pairs of Company branded footwear during fiscal 1997, making the Company a global leader among U.S. shoe companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with patented technologies designed to provide maximum comfort.
The products are marketed throughout the world under widely recognized brand names, including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED], COLEMAN[REGISTERED],
HY-TEST[REGISTERED], MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED]. The Company believes that its primary competitive strengths are its well recognized brand names, broad range of comfortable footwear, patented comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

     The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under four operating divisions: (i) The Hush Puppies Company, focusing on comfortable casual shoes, (ii) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (iii) the CATERPILLAR[REGISTERED] Footwear Group, focusing on the CATERPILLAR[REGISTERED] product line of work and lifestyle products and
(iv) the Wolverine Slipper Group, focusing on slippers and moccasins under the HUSH PUPPIES[REGISTERED] brand and other private labels for third party retailers. The Company's Global Operations Group is responsible for manufacturing and sourcing, including the operation of the Company-owned pigskin tannery. The Company's footwear is distributed domestically to approximately 52,000 department store, footwear chain, catalog, specialty retailer and mass merchant accounts, as well as 60 Company-owned retail stores. The Company's products are distributed worldwide through approximately 150 licensees and distributors in over 100 countries. Footwear has accounted for 90% or more of the consolidated revenues of the Company for each of the last three years. For further financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

     The Company, through its Wolverine Leathers Division, is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of shoes.

     On September 7, 1997, the Company obtained a global license from The Coleman Company, Inc. to manufacture and market COLEMAN[REGISTERED] brand footwear. The Company's prior COLEMAN[REGISTERED] license was limited to the U.S., Canada and Japan. On October 17, 1997, the Company acquired certain assets of the MERRELL[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The acquisition included substantially all the assets of the MERRELL[REGISTERED] hiking and rugged outdoor footwear business and global rights to the MERRELL[REGISTERED] trademark. In addition, on March 12, 1998, the Company was granted the rights to manufacture and market footwear, including motorcycle, casual, work and western boots under the HARLEY-DAVIDSON[REGISTERED] brand. The COLEMAN[REGISTERED], MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] footwear businesses are operated as part of the Wolverine Footwear Group.

PRODUCTS.

     The Company's products include casual, dress, work and uniform shoes, hiking and outdoor shoes, boots and sandals, and work and uniform boots as well as constructed slippers and moccasins. Footwear is offered by the Company under many recognizable brand names including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED],
CATERPILLAR[REGISTERED], COLEMAN[REGISTERED], HY-TEST[REGISTERED],
MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED]. The Company also manufactures constructed slippers and moccasins and markets them on a private label basis through its Wolverine Slipper Group. Through its manufacturing facilities and third-party contractors, the Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications.

     The Company's four operating divisions and the Wolverine Leathers Division are described below.

          1. THE HUSH PUPPIES COMPANY. The Company believes that HUSH PUPPIES'[REGISTERED] 40-year heritage as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire.
     The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the COMFORT CURVE[REGISTERED] sole and patented BOUNCE[REGISTERED] technology. The product line features the popular HUSH PUPPIES[REGISTERED] Classics line of colorful, fashionable, casual shoes. HUSH PUPPIES[REGISTERED] shoes are sold to men, women and children in over 80 countries and are distributed through a multi-tiered network of department stores, specialty retailers, national chains, catalogs and Company-owned stores.
     In addition, the HUSH PUPPIES[REGISTERED] brand apparel and accessory licensing program includes eyewear, toy dogs and apparel.

          2.   THE WOLVERINE FOOTWEAR GROUP.  The Wolverine Footwear
     Group is one of the world's largest work and outdoor footwear companies, encompassing multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The WOLVERINE[REGISTERED] brand, which has been in existence for 114 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the BATES[REGISTERED], HY-TEST[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] product lines. The product lines feature patented technologies and designs, such as the DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> systems, and the use of quality materials and components. In addition, the Wolverine Footwear Group includes the Wolverine Outdoor Division, which markets hiking and outdoor shoes, boots and sandals through the MERRELL[REGISTERED] and COLEMAN[REGISTERED] product lines.

               WOLVERINE[REGISTERED] WORK AND INDUSTRIAL
          FOOTWEAR.  The Company believes the
          WOLVERINE[REGISTERED] brand has built its reputation by making quality, durable and comfortable work boots and shoes. The development of DURASHOCKS[REGISTERED] technology allowed the WOLVERINE[REGISTERED] brand to introduce a broad line of work footwear with a focus on comfort. The WOLVERINE[REGISTERED] Work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. This product line is distributed through department stores and specialty and independent retailers.

               WOLVERINE[REGISTERED] RUGGED OUTDOOR AND SPORT FOOTWEAR. The WOLVERINE[REGISTERED] rugged outdoor and sport product lines incorporate DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> technology and other comfort features into products designed for rugged outdoor use. This broad product line includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The line targets active lifestyles and is distributed through department stores and specialty and independent retailers. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of GORE-TEX[REGISTERED], THINSULATE[REGISTERED] and the Company's patented DURASHOCKS[REGISTERED] technologies. This line is sold through specialty retail and catalog distribution channels that serve hunting and fishing enthusiasts. In addition, in 1997, the Company introduced WOLVERINE[REGISTERED] brand rubber footwear, boots and waders for hunters, fishermen and farm workers. This product line is sold through mass merchants and specialty retail stores.

               BATES. The Company's Bates Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Division utilizes DURASHOCKS[REGISTERED], DURASHOCKS SR<Trademark> and other proprietary comfort technologies in the design of its military-style boots and oxfords including the BATES[REGISTERED] ENFORCER<Trademark> Series footwear line. The Bates Division currently contracts with the U.S. Department of Defense and other governmental organizations to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Division products are also distributed through specialty retailers and catalogs.

               HY-TEST. The HY-TEST[REGISTERED] product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from footwear injuries. HY-TEST[REGISTERED] footwear incorporates various safety features into its product lines, including steel toe footwear and electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HY-TEST[REGISTERED] brand footwear incorporates features such as FOOT RESTS[REGISTERED] comfort technology to provide comfort together with safety for working men and women. HY-TEST[REGISTERED] footwear is distributed primarily through a network of mobile truck "ShoemobilesTM" providing direct sales to workers at industrial facilities.

               HARLEY-DAVIDSON. On March 12, 1998, the Company entered into a License Agreement with the Harley-Davidson Motor Company granting the Company the right to manufacture, market, distribute and sell footwear under the HARLEY-DAVIDSON[REGISTERED] brand in most countries of the world. The Company's rights to the HARLEY-DAVIDSON[REGISTERED] brand become effective in
          North America, South America and Central America in
          1998, and become effective in the remaining areas of the world at various times in the future, such that by January 1, 2000, the Company will have the exclusive right to produce and distribute HARLEY-DAVIDSON[REGISTERED] footwear in most countries of the world. HARLEY-DAVIDSON[REGISTERED] brand footwear products include motorcycle, casual, work and western boots. HARLEY-DAVIDSON[REGISTERED] footwear will be sold primarily through a network of 600 independent HARLEY-DAVIDSON[REGISTERED] dealerships and through department stores and specialty retailers.

               WOLVERINE OUTDOOR DIVISION.  The Wolverine Outdoor
          Division consists of the MERRELL[REGISTERED] and COLEMAN[REGISTERED] footwear brands.

               - MERRELL. The MERRELL[REGISTERED] product line, acquired by the Company on October 17, 1997, consists primarily of technical hiking and rugged outdoor footwear designed for backpacking, day hiking and rugged every day use. MERRELL[REGISTERED] products are sold primarily through specialty retailers and catalogs.

               - COLEMAN. The Company has been granted the exclusive worldwide rights to manufacture, market, distribute and sell outdoor footwear under the COLEMAN[REGISTERED] brand. COLEMAN[REGISTERED] brand footwear products include lightweight hiking boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through mass merchants.

          3. THE CATERPILLAR[REGISTERED] FOOTWEAR GROUP. The CATERPILLAR[REGISTERED] Footwear Group began operating as a separate division of the Company in 1997. Previously, the CATERPILLAR[REGISTERED] Footwear Group operated as part of the Wolverine Footwear Group. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute footwear under the CATERPILLAR[REGISTERED], CAT DESIGN[REGISTERED] and other trademarks. The Company believes the association with CATERPILLAR[REGISTERED] equipment enhances the reputation of its boots for quality, ruggedness and durability. CATERPILLAR[REGISTERED] brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, in 1997 the Company introduced

     CAT[REGISTERED] Marine Power footwear, designed for industrial and recreational uses in marine areas and on water covered surfaces. The diversity of the product line and strong recognition of the CATERPILLAR[REGISTERED] brand name allow the Company and its international distributors to distribute products through a wide variety of channels, including mass merchants, department stores and independent retailers. CATERPILLAR[REGISTERED] brand products target work and industrial users and active lifestyle users.

          4. THE WOLVERINE SLIPPER GROUP. Through the Wolverine Slipper Group, the Company is one of the leading suppliers of constructed slippers in the United States. The styling of the Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. The Company designs and manufactures constructed slippers and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, J.C. Penney, L.L. Bean, Eddie Bauer and Lands' End. In addition, in late 1996, the Wolverine Slipper Group added branded HUSH PUPPIES[REGISTERED] slippers to its traditional line of private label slippers.

          5. THE WOLVERINE LEATHERS DIVISION. The Wolverine Leathers Division produces pigskin leathers primarily for use in the footwear industry. The Wolverine Leathers Division is the largest domestic tanner of pigskin and is included in the Company's Global Operations Group. WOLVERINE LEATHERS[REGISTERED] brand products are manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and cost advantages over cowhide leathers. The Company's waterproof, stain resistant and washable leathers are featured in many of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors.


MARKETING.

     The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market to foster a differentiated and globally consistent image for each of the Company's core brands. Each brand group within the Company has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, promotional materials, and sales and technical assistance.

     The Company's brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance provided by the Company to its licensees and distributors are (i) direction concerning the categories of footwear to be promoted, (ii) photography and layouts,
(iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging,
(v) sales materials, and (vi) consulting concerning retail store layout and design. The Company believes the strengths of its brand names provide a competitive advantage. In support of this belief, the Company has significantly increased its expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

DOMESTIC SALES AND DISTRIBUTION.

     The Company uses a wide variety of distribution channels to distribute its products. To meet the diverse needs of its broad customer base, the Company uses four primary distribution strategies.

  - Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Famous Footwear and Chernin's), specialty retailers, catalog and independent retailers, and military outlets. A dedicated sales force and customer service team, advertising and point of purchase support, and in-stock inventories are used to service these accounts.

  - Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order and government customers.

  - First cost agreements are primarily utilized to furnish brands licensed by the Company to mass merchants (such as Wal-Mart) on a royalty basis.

  - A network of independent SHOEMOBILE<Trademark> distributors is primarily used to distribute and sell HY-TEST[REGISTERED] brand products. The Company also distributes additional products through this independent distributor network.

     In addition to its wholesale activities, the Company operated 60 domestic retail shoe stores as of March 30, 1998, under two formats, consisting of factory outlet stores and mall-based speciality stores. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 54 factory outlet stores carry a large selection of first quality Company branded footwear at a discount to conventional retail prices. The 6 regional mall-based full service, full price HUSH PUPPIES[REGISTERED] Specialty Stores feature a broad selection of men's and women's HUSH PUPPIES[REGISTERED] brand footwear and are used by the Company to test new styles and merchandising strategies. In addition, one of the mall-based full service, full price HUSH PUPPIES[REGISTERED] Specialty Stores also features other Company brands in addition to HUSH PUPPIES[REGISTERED].

     A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 1997.

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

INTERNATIONAL OPERATIONS AND GLOBAL LICENSING

     The Company records revenue from foreign sources through a combination of sales generated from the Company's wholly owned operations in Canada, the United Kingdom and Russia, and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies UK, Ltd., Merrell Europe Ltd., Hush Puppies Canada and Wolverine Russia, Inc., which provides operational support, marketing assistance and consulting services to promote the sale of both HUSH PUPPIES[REGISTERED] and CATERPILLAR[REGISTERED] brand footwear in Russia. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

     The Company derives royalty income from sales of Company footwear bearing the HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], HY-TEST[REGISTERED] and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CATERPILLAR[REGISTERED], COLEMAN[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] trademarks through foreign distributors. Licensing and distributing enables the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs.

     In fiscal 1997, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 18 million pairs of footwear, an increase from approximately 15 million pairs sold in fiscal 1996.

     The Company continues to develop a global network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. The licensees and distributors then purchase goods from either the Company or authorized third-party manufacturers pursuant to a distribution agreement or manufacture branded products consistent with Company standards pursuant to a license agreement. Each distributor and licensee is responsible for independently marketing and distributing Company branded products in their respective territories, with general oversight provided by the Company.

MANUFACTURING AND SOURCING.

     Although approximately two-thirds of the Company's product line is purchased or sourced from third parties, the remainder is produced at Company-owned facilities. The Company's footwear is manufactured in several domestic and certain related foreign facilities located in Michigan, Arkansas, Missouri, New York, the Caribbean Basin, Costa Rica, Mexico and Canada. The Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Caribbean Basin, Costa Rica and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's domestic and Canadian facilities.

     The Company has retooled most of its factories since the beginning of fiscal 1993, giving each facility the flexibility to produce a variety of footwear, and has departed from the industry's historic practice of dedicating a given facility to production of specific footwear products. The traditional dedication of facilities at times caused internal conflicts in manufacturing capacity and did not permit the Company to quickly respond to changes in market preference and demand. The Company now produces various products for both men and women in most of its domestic and international facilities, providing greater flexibility for the Company to respond to both market and customer-specific demand.

     The Company sources certain footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America and Europe. The Company maintains technical offices in the Asia-Pacific region and in Europe to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, Wolverine has developed its "Engagement Criteria for Partners & Sources" to ensure that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor.

     The Company's domestic manufacturing operations allow the Company to
(i) reduce its lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs, and (iii) closely monitor product quality. The Company's foreign manufacturing strategy allows the Company to (i) benefit from lower labor costs, (ii) source the highest quality raw materials from around the world, and (iii) avoid additional capital expenditures necessary for factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

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

     The Company's principal required raw material is quality leather, which it purchases primarily from a select group of domestic suppliers, including the Company's tannery. The global availability of shearling and cowhide leather eliminates any reliance by the Company upon a sole supplier. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from two domestic sources. One of these sources has been a reliable and consistent supplier for over 30 years. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

     The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war, political disturbances and similar events, the imposition of trade barriers, quotas and tariffs and loss of most favored nation trading status. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

TRADEMARKS, LICENSES AND PATENTS.

     The Company holds a number of registered and common law trademarks that identify its products. The trademarks that are most widely used by the Company include HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], DURASHOCKS[REGISTERED], BOUNCE AND DESIGN[REGISTERED], COMFORT CURVE[REGISTERED], TRU-STITCH[REGISTERED], SIOUX MOX[REGISTERED], HY-TEST[REGISTERED] and MERRELL[REGISTERED]. The Company is licensed to manufacture and market footwear throughout the world under the COLEMAN[REGISTERED] trademark pursuant to an agreement that extends through December 31, 2002, with an automatic five year renewal, subject to the Company achieving certain sales volumes. The Company is also licensed to manufacture and market footwear throughout the world under the CATERPILLAR[REGISTERED] and CAT DESIGN[REGISTERED] trademarks pursuant to an agreement that extends through December 31, 2002. In addition, pursuant to a long-term agreement, the Company is licensed to manufacture and market footwear throughout most countries of the world under the HARLEY-DAVIDSON[REGISTERED] trademark. Pigskin leather produced by the Company is sold under the trademarks WOLVERINE LEATHERS[REGISTERED] and ALL SEASON WEATHER LEATHERS<Trademark>.

     The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the United States and other countries. The Company also holds several patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable law.

ORDER BACKLOG.

     At March 20, 1998, the Company had a backlog of orders of approximately $168 million compared with a backlog of approximately
$141 million at March 21, 1997. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 1998. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

COMPETITION.

     The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous manufacturers (domestic and foreign) and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least fifteen major competitors in connection with the sale of its casual and dress shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to meet competition and maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

     Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. The market share in the footwear industry is highly fragmented and no one company has a dominant market position; however, the Company believes it is among the largest domestic manufacturers of footwear.

RESEARCH AND DEVELOPMENT.

     In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has led to specific biomechanical design concepts, such as BOUNCE[REGISTERED], DURASHOCKS[REGISTERED] and HIDDEN TRACKS[REGISTERED] comfort technologies, that have been incorporated in the Company's footwear. The Company also maintains a footwear design center in Italy to develop contemporary styling for the Company and its international licensees and distributors. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

ENVIRONMENTAL MATTERS.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites or other regulatory issues.

EMPLOYEES.

     As of January 3, 1998, the Company had approximately 6,696 domestic and foreign production, office and sales employees. Approximately 1,801 employees were covered by eight union contracts expiring at various dates through February 11, 2002. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

ITEM 2.  PROPERTIES.

     The Company owned or leased the following offices and manufacturing facilities as of January 3, 1998:

                                                                                      OWNED       SQUARE
  LOCATION                                             TYPE OF FACILITY               LEASED      FOOTAGE
Rockford, MI                                        Administration/Sales             Owned         193,300
Jonesboro, AR                                       Administration/Sales             Leased          5,680
Malone, NY                                          Administration/Sales             Owned          11,718
New York, NY                                        Administration/Sales             Leased          3,811
Montecatine Terme, Italy                            Administration/Sales             Leased          2,800
St. Laurent, Quebec, Canada                         Administration/Sales             Leased          2,800
Saint-Sauveur-des-Monts, Quebec, Canada             Administration/Sales             Leased          1,500
Taipei, Taiwan                                      Administration/Sales             Leased          2,800
Chungil, Taiwan                                     Administration/Sales             Leased          2,800
Leicechire, England, United Kingdom                 Administration/Sales             Leased         13,250
Bristol, England, United Kingdom                    Administration/Sales             Leased          2,200
TOTAL ADMINISTRATION/SALES                                                                         242,659

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

Jonesboro, AR                                       Manufacturing                    Leased         79,197
Monette, AR                                         Manufacturing                    Owned          18,030
Russellville, AR                                    Manufacturing                    Leased         41,808
Rockford, MI                                        Manufacturing                    Owned          20,833
Rockford, MI                                        Manufacturing                    Owned          19,624

Rockford, MI                                        Manufacturing                    Owned           7,790
Big Rapids, MI                                      Manufacturing                    Owned          77,626
Kirksville, MO                                      Manufacturing                    Owned         104,000
Malone, NY                                          Manufacturing                    Owned          90,664
Malone, NY                                          Manufacturing                    Owned          37,596
Malone, NY                                          Manufacturing                    Owned           8,100
Malone, NY                                          Manufacturing                    Owned          27,125
Bombay, NY                                          Manufacturing                    Owned          58,980
Monterrey, MX                                       Manufacturing                    Leased         60,000
Aquadilla, Puerto Rico                              Manufacturing                    Leased         62,100
San Pedro, Dominican Republic                       Manufacturing                    Leased         65,111
Santo Domingo, Dominican Republic                   Manufacturing                    Leased         54,332
Alexandria, Ontario, Canada                         Manufacturing                    Owned          28,000
Cartago, Costa Rica                                 Manufacturing                    Leased         88,308

TOTAL MANUFACTURING                                                                                949,224

Jonesboro, AR                                       Warehouse                        Leased          2,000
Jonesboro, AR                                       Warehouse                        Leased         19,500
Jonesboro, AR                                       Warehouse                        Owned          13,500
Jonesboro, AR                                       Warehouse                        Owned          15,478
Walnut Ridge, AR                                    Warehouse                        Leased          2,000
Rockford, MI                                        Warehouse                        Owned         304,278
Rockford, MI                                        Warehouse                        Owned          93,140
Rockford, MI                                        Warehouse                        Owned          75,000
Grand Rapids, MI                                    Warehouse                        Leased         20,000
Cedar Springs, MI                                   Warehouse                        Leased         32,900
Cedar Springs, MI                                   Warehouse                        Leased        230,000
Big Rapids, MI                                      Warehouse                        Owned          39,800
Howard City, MI                                     Warehouse                        Leased        350,000
Malone, NY                                          Warehouse                        Owned         115,211
Bombay, NY                                          Warehouse                        Owned          26,000
St. Laurent, Quebec, Canada                         Warehouse                        Leased         33,000

TOTAL WAREHOUSE                                                                                  1,371,807

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


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

                NAME             AGE        POSITIONS HELD WITH THE COMPANY
                ----             ---        -------------------------------
        Gary M. Acromite         41          Vice President and Chief
                                                Information Officer
        Geoffrey B. Bloom        56          Chief Executive Officer and
                                             Chairman of the Board
        Steven M. Duffy          45          Executive Vice President and
                                                President, Global Operations
                                                Group
        V. Dean Estes            48          Vice President and President,
                                               Wolverine Footwear Group
        Stephen L. Gulis, Jr.    40          Executive Vice President, Chief Financial
                                               Officer and Treasurer
        Blake W. Krueger         44          Executive Vice President, General Counsel
                                               and Secretary
        Thomas P. Mundt          48          Vice President of Strategic Planning and
                                               Corporate Communications
        Timothy J. O'Donovan     52          Chief Operating Officer and President
        Nicholas P. Ottenwess    35          Corporate Controller
        Robert J. Sedrowski      48          Vice President of Human Resources
        James D. Zwiers          30          Associate General Counsel and Assistant
                                               Secretary

     Gary M. Acromite has served the Company as Vice President and Chief Information Officer since February 1998. From 1995 to February 1998 he served the Company as Chief Information Officer. From 1982 to 1995 he served in various information services positions with Honeywell, Inc. and most recently was Director of Information Services.

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

     Timothy J. O'Donovan has served the Company as Chief Operating Officer and President since April 1996. From 1982 to April 1996 he served the Company as Executive Vice President.

     Nicholas P. Ottenwess has served as Corporate Controller of the Company since September 1997. From 1993 to September 1997 he served as Vice President of Finance & Administration for The Hush Puppies Company.

     Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources for the Company.

     James D. Zwiers has served the Company as Associate General Counsel and Assistant Secretary since January 1998. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP. From 1992 to 1995 he attended the University of Michigan Law School. From 1990 to 1992 he was a Certified Public Accountant at BDO Siedman LLP.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "WWW." The following table shows the high and low sales prices by calendar quarter for 1997 and 1996 as reported on the New York Stock Exchange. The prices shown below have been retroactively adjusted to reflect the three-for-two stock splits announced in April 1997 and July 1996. The number of stockholders of record of common stock on March 2, 1998, was 1,992.

                                                 1997                               1996
                                                 ----                               ----
                                          HIGH           LOW               HIGH                LOW
                                          ----           ---               ----                ---
        1st quarter                  $  26 1/4       $  18 9/16       $   13 3/8        $  11 3/16
        2nd quarter                     27 5/8          22 11/16          15 1/16          13 1/16
        3rd quarter                     31 1/8          21 5/8            17 3/8           14 15/16
        4th quarter                     26 3/8          19 7/16           19 5/16          17 1/8

        CASH DIVIDENDS DECLARED PER SHARE:
                                                          1997                    1996
                                                          ----                    ----
        1st quarter                                  $   .0217                $   .0178
        2nd quarter                                      .0217                    .0178
        3rd quarter                                      .0217                    .0178
        4th quarter                                      .0217                    .0178

     Cash dividends declared per share for 1997 and 1996 have been retroactively adjusted to reflect the three-for-two stock splits announced in April 1997 and July 1996. Dividends of $.0275 were declared for the first quarter of fiscal 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

                FIVE-YEAR OPERATING AND FINANCIAL SUMMARY <F1>
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                         1997           1996          1995          1994          1993
                                         ----           ----          ----          ----          ----
SUMMARY OF OPERATIONS
   Net sales and other
      operating income               $   665,125    $   511,029  $    413,957   $   387,534   $    333,143
   Net earnings                           41,539         32,856        24,067        16,598         11,492
   Per share of common stock:
      Net earnings<F2><F3>:
         Basic                       $      1.00    $       .81  $        .66   $       .48   $        .35
         Diluted                             .96            .76           .62           .45            .31
      Cash dividends<F3><F4>                 .09            .07           .06           .05            .03

FINANCIAL POSITION AT YEAR END

   Total assets                      $   449,663     $  361,598   $   283,554    $  231,582    $   205,112
   Long-term debt                         92,264         41,309        30,678        43,786         49,645

[FN]
NOTES TO FIVE-YEAR OPERATING AND FINANCIAL SUMMARY

<F1> This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

<F2> Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the year and the assumed exercise of dilutive stock options.

<F3> On April 17, 1997, July 11, 1996, April 19, 1995, and March 10, 1994,
     the Company announced three-for-two stock splits on shares of common stock outstanding at May 2, 1997, July 26, 1996, May 1, 1995, and March 21, 1994, respectively. All share and per share data has been retroactively adjusted for the increased shares resulting from these stock splits.

<F4> Cash dividends per share represent the rates paid by the Company on the shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

     Net sales and other operating income increased 30.2% to $665.1 million during 1997 from $511.0 million in 1996. The Hush Puppies Company had a $67.5 million (33.7%) increase in 1997 net sales, while the Wolverine Footwear Group contributed $42.9 million (24.4%) of additional sales in 1997 as compared to 1996. The CATERPILLAR[REGISTERED] Footwear Group continued its strong growth rate showing a $24.9 million (63.7%) increase in 1997 net sales over 1996. The Wolverine Leathers Division recognized a $14.5 million (56.1%) net sales improvement in 1997 over 1996. Sales of the Wolverine Slipper Group were flat for 1997 as compared to the prior year.

     The Hush Puppies North American wholesale operations' net sales increased $21.8 million (16.4%) over the 1996 level as a result of the continued popularity of the HUSH PUPPIES[REGISTERED] Classics product line. Net sales and other operating income for the Hush Puppies International Division increased $1.3 million (12.1%) in 1997 over 1996 levels, reflecting solid growth rates throughout the world. The Hush Puppies Retail Division's net sales increased $6.1 million (20.2%) in 1997 with same-store net sales improving 7.9%. Hush Puppies (U.K.) Ltd., which was acquired at the end of the third quarter of 1996, had a $36.4 million increase over its four months of 1996 operations.

     The Wolverine Footwear Group continued its strong performance in 1997 as the Wolverine Boots and Shoes Division reported a $22.8 million (19.0%) increase in net sales and other operating income over 1996. HY-TEST[REGISTERED] Boots and Shoes, which was acquired near the end of the first quarter of 1996, had a $12.1 million (49.4%) increase in 1997 net sales over its nine months of 1996 operations. BATES[REGISTERED] footwear net sales and other operating income improved $4.3 million (14.8%) in 1997 over 1996 reflecting increased penetration into military, uniform and export markets. The MERRELL[REGISTERED] outdoor footwear business was acquired in the fourth quarter of 1997 and contributed marginally to net sales and other operating income.

     The CATERPILLAR[REGISTERED] Footwear Group recognized a $24.9 million (63.7%) increase in 1997 net sales and other operating income over 1996. Domestically, the CAT[REGISTERED] Footwear brand continues to gain momentum as approximately 800 new specialty and department store customers were added in 1997. Internationally, the brand continues to show solid growth gains in the United Kingdom and Europe and has accelerated its growth in the Pacific Rim and Latin American regions.

     The Wolverine Slipper Group's net sales and other operating income was 1.0% above the level recorded in 1996. Higher sales of HUSH
PUPPIES[REGISTERED] branded slippers offset lower sales of private branded products in 1997.

     The Wolverine Leathers Division recorded a significant net sales improvement of $14.5 million (56.1%) in 1997 with both licensee and domestic accounts contributing to the increase. The 1997 performance represented the fourth consecutive year of net sales increases for the division. Strong demand for performance leather and sueded products continues to drive volume increases.

     Gross margin as a percentage of net sales and other operating income increased to 30.7% in 1997 from 30.5% in 1996. Gross margin dollars increased $48.3 million (31.0%) in 1997 to $204.1 million as compared to $155.8 million in 1996. The Hush Puppies Company reported a gross margin improvement of 4.3 percentage points in 1997 based primarily on results of the North American Wholesale operations where initial pricing improvements and manufacturing and sourcing efficiencies were achieved. The 1997 improvement in gross margin percentage by The Hush Puppies Company was tempered to some degree by the higher level of operations of Hush Puppies (U.K.) Ltd., which operates at lower gross margin levels than comparable U.S. operations. The Wolverine and CATERPILLAR[REGISTERED] Footwear Groups experienced slightly lower gross margin percentages in 1997 as compared to 1996 as a result of initial investments required to position recent acquisitions and new products in both domestic and international markets. Additionally, gross margin gains of the Wolverine Leathers Division were offset by lower gross margins of the Wolverine Slipper Group in 1997. Both of these businesses operate at comparable gross margin percentages that are lower than those experienced by the Company's wholesale footwear operations.

     Selling and administrative expenses as a percentage of net sales and other operating income decreased to 20.6% in 1997 from 21.0% in 1996 as these costs increased $29.7 million (27.6%) to $137.2 million in 1997 from $107.5 million in 1996. Excluding the 1997 acquisition of the MERRELL[REGISTERED] outdoor footwear business and the 1996 acquisitions of HY-TEST[REGISTERED] and Hush Puppies (U.K.) Ltd., selling, advertising and distribution costs increased $15.4 million or 21.4% during 1997. The reduction in selling and administrative expenses as a percentage of net sales and other operating income occurred despite increased investments in branded marketing initiatives, significant information system upgrades, higher profit sharing provisions and costs associated with employee performance incentive plans.

     Interest expense of $5.5 million was $2.4 million greater in 1997 than the 1996 level of $3.1 million. The increase in interest expense for 1997 reflects additional borrowings on the revolving credit facility over the 1996 level resulting from the 1997 acquisition of the MERRELL[REGISTERED] outdoor footwear business and increased working capital requirements associated with higher sales volume. Additionally, proceeds from the November 1995 equity offering provided cash which resulted in lower average borrowings for the first quarter of 1996.

     On September 24, 1997, the Company moved to strengthen its domestic footwear businesses by closing three Arkansas women's shoe factories and converting a New York slipper factory into a warehouse. These actions resulted in a restructuring charge of $3.5 million in 1997. The restructuring balanced the sourcing mix for HUSH PUPPIES[REGISTERED] women's shoes and the Wolverine Slipper Group as more products will be sourced internationally in future years.

     The 1997 effective tax rate of 32.0% increased from 31.1% in 1996 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

     Net earnings of $41.5 million for 1997 reflect a 26.4% increase over net earnings of $32.9 million reported for 1996. Diluted earnings per share for 1997 were $0.96 compared to $0.76 per share in 1996. Prior to the one-time after-tax restructuring charge of $2.3 million, diluted earnings per share were $1.01 for 1997. Basic earnings per share of $1.00 and $0.81 were reported for 1997 and 1996, respectively. Increased net earnings are primarily a result of the items noted above.


RESULTS OF OPERATIONS--1996 COMPARED TO 1995

     Net sales and other operating income increased 23.4% to $511.0 million during 1996 from $414.0 million in 1995. The Wolverine Footwear Group continued its strong performance, accounting for $37.9 million (9.2%) of the increase in consolidated net sales as sales of its products increased by 21.3% over 1995. The Hush Puppies Wholesale Division reported a $19.2 million increase in net sales over 1995, reflecting the popularity of the HUSH PUPPIES[REGISTERED] Classics product line. The Wolverine Leathers Division experienced sales increases showing a $3.5 million (15.6%) improvement over 1995. Sales to the United States Department of Defense increased by $13.5 million in 1996. Sales of the Wolverine Slipper Group declined $4.6 million (10.0%) in 1996 when compared to 1995. Sales for the Hush Puppies Retail Division remained flat for 1996.

     The Wolverine Footwear Group reported a $37.9 million (21.3%) net sales improvement over 1995, its fifth consecutive year of over 20% increases. CATERPILLAR[REGISTERED] brand was successful with a spring product launch into casuals boasting a 64.2% revenue increase in domestic and international markets. HY-TEST[REGISTERED] Boots and Shoes proved to be a strong addition to the group adding $24.6 million to net sales in 1996 since the date of acquisition. BATES[REGISTERED] footwear sales improved

11.0% as the civilian market continued to grow and military shipments increased. WOLVERINE[REGISTERED] brand shipments slipped 4.7% due to reduced demand during the first half of 1996 as the work boot market was oversaturated with product.

     The Hush Puppies Wholesale Division increased sales 18.9% over the 1995 levels. Strong second half shipments of the HUSH PUPPIES[REGISTERED] Classics product line helped contribute to the increase. Net sales and other operating income for the Hush Puppies International Division increased $.4 million (4.0%) in 1996 over 1995 levels, reflecting the growth of established programs throughout the world. Additionally, the Hush Puppies Retail Division same-store sales were up $.4 million (2.1%). Hush Puppies (U.K.) Ltd. reported $26.4 million in 1996 net sales since its acquisition in the third quarter.

     Net sales for the Wolverine Slipper Group were $4.6 million (10.0%) below the levels posted in 1995, reflecting strong competitive pressures and decreases in catalogue house orders. Reduced orders for traditional private label products were offset by the new HUSH PUPPIES[REGISTERED] branded slipper business, which resulted in shipments of approximately $4.0 million in its first year.

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

     Gross margin increased $32.3 million (26.1%) in 1996 to $155.8 million as compared to $123.5 million in 1995 and as a percentage of net sales and other operating income increased to 30.5% in 1996 from 29.8% in 1995. Improved margins were recorded in both the Hush Puppies Wholesale Division ($8.7 million) and the Wolverine Footwear Group ($21.6 million) through improved initial pricing margins, increased licensing revenues and manufacturing and sourcing efficiencies. The Wolverine Leathers Division continued its strong performance reporting a $2.3 million gross margin increase achieved by a more favorable product mix to higher margin products. The Hush Puppies Retail Division also contributed to the improved margins with a $1.8 million increase in 1996 as inventory management programs improved initial turnover which reduced reliance on promotional programs and markdown allowances.

     Selling and administrative expenses of $107.5 million in 1996 increased $21.5 million (25.0%) from $86.0 million in 1995, and as a percentage of net sales increased to 21.0% in 1996 from 20.8% in 1995. The 1996 acquisitions of HY-TEST[REGISTERED] and Hush Puppies (U.K.) Ltd. accounted for $6.4 million of the increase. Selling, administrative and distribution costs associated with the higher sales volume, combined with a

$3.5 million increase in advertising and promotional investments in the Wolverine Footwear Group and The Hush Puppies Company, increased costs by $11.1 million in 1996 over the prior year. Other drivers of general and administrative costs were increases in profit sharing provisions, information systems investments and costs associated with senior executive stock incentive and retirement programs.

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

     The 1996 effective tax rate of 31.1% increased from 29.5% in 1995 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

     Net earnings of $32.9 million for 1996 reflect a 36.5% increase over net earnings of $24.1 million reported for 1995. Diluted earnings per share for 1996 were $0.76 compared to $0.62 per share in 1995. Basic earnings per share of $0.81 and $0.66 were reported for 1996 and 1995, respectively. Increased net earnings are primarily a result of the items noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $0.2 million in 1997 compared to net cash provided by operating activities of $17.4 million in 1996. Cash of $52.6 million (34.1% of the net sales and other operating income increase) in 1997 and $22.0 million (22.7% of the net sales and other operating income increase) in 1996 was used to fund working capital requirements. Accounts receivable of $138.1 million at January 3, 1998, reflect a $12.1 million (9.6%) increase over the $126.0 million balance at December 28, 1996. Inventories of $143.8 million at January 3, 1998, reflect a $26.4 million (22.5%) increase over the $117.4 million balance at December 28, 1996. The 1997 acquisition of the assets of the MERRELL[REGISTERED] outdoor footwear business contributed 4.7% and 4.0% of the increases in accounts receivable and inventories, respectively. The Company's order backlog was approximately 20% higher at January 3, 1998, as compared to the previous year, supporting the need for increased inventories to meet anticipated future demand. Accounts payable of $24.3 million at January 3, 1998, reflects a $17.0 million (41.1%) decrease over the $41.3 million balance at December 28, 1996. The decrease in accounts payable is primarily attributable to the timing of 1997 year end payments compared to 1996. The 1996 accounts payable balance also included significant inventory purchases at the Hush Puppies (U.K.) Ltd. operation near year end.

     Additions to property, plant and equipment of $35.4 million in 1997 compare to $20.6 million reported in 1996. The majority of these expenditures were related to the construction of a new corporate business center, modernization of existing office buildings, replacement of legacy information systems, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $9.2 million in 1997 compares to $7.1 million in 1996. This increase was a result of the capital investments noted above and the amortization of goodwill related to the 1997 and 1996 acquisitions discussed below.

     The Company maintains short-term borrowing and commercial letter-of-credit facilities of $58.4 million, of which $39.3 million and $29.5 million were outstanding at the end of 1997 and 1996, respectively. Long-term debt of $94.2 million at the end of 1997 increased $52.9 million from the $41.3 million balance at the end of 1996. The increase in debt primarily resulted from seasonal working capital requirements of the Company, investments in capital improvements and the purchase of the MERRELL[REGISTERED] outdoor footwear business.

     It is expected that continued growth of the Company will require increases in capital funding over the next several years. In the first quarter of 1998, the Company renegotiated its long-term revolving debt agreement and increased the amount available under its domestic credit facilities from $100 million to $150 million. In addition, the Company's subsidiary in the United Kingdom has a $17.2 million, three-year variable rate revolving credit agreement expiring in January 2000 to support its working capital requirements. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs.

     The Company paid dividends of $3.7 million in 1997, or $.09 per share, which reflects a 24.0% increase over the $3.0 million, or $0.07 per share paid in 1996. Additionally, shares issued under stock incentive plans provided cash of $8.9 million in 1997 compared to $3.7 million during 1996.

     On October 17, 1997, the Company completed the purchase of substantially all of the assets of the MERRELL[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The purchase price of this acquisition was $16.3 million of which $15.8 million was paid in cash in 1997.

     During 1996, the Company completed two acquisitions, the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company and the rights to and certain assets of the HUSH PUPPIES[REGISTERED] wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc. The combined purchase price of these acquisitions was $31.5 million of which $29.2 million was paid in cash in 1996. The Company has an active program to evaluate strategic business acquisitions on a global basis and may, from time to time, make additional acquisitions.

     The current ratio at year-end was 4.7 to 1.0 in 1997 compared with 3.8 to 1.0 in 1996. The Company's total debt to total capital ratio increased to .26 to 1.0 in 1997 from .15 to 1.0 in 1996.


IMPACT OF YEAR 2000

     The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. This modification and replacement process will be implemented by the Company's Information Systems team and will be supervised primarily by an Executive Oversight Committee, consisting of internal executive management and various other third parties. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company is in the process of initiating formal communications with significant suppliers and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. The Company's total Year 2000 project costs include the estimated costs and time associated with anticipated third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's operations. The Company does not sell technology-based products and believes it has no exposure to contingencies related to the Year 2000 Issue in this regard.

     The Company will utilize both internal and external resources to reprogram, or replace, and test its information systems software for Year 2000 modifications. A significant portion of the Company's Year 2000 issues will be resolved by the installation of Year 2000 compliant systems. The new systems are designed to handle the Company's information systems for order processing, warehousing and finance on a fully integrated enterprise-wide basis (the "Base System"). Manufacturing systems, which are generally Year 2000 compliant, will not be replaced. Implementation of the Base
System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not Year 2000 compliant as an ancillary benefit. Any remaining Year 2000 problems will be addressed through a combination of reprogramming and replacement. The Company anticipates completing the Year 2000 project no later than June 30, 1999, which is prior to any anticipated impact on its operating systems.

     The Company currently estimates that total costs for implementing the new Base System will approximate $20 million and that total costs for additional reprogramming, replacement and other Year 2000 compliance issues not covered by implementation of the Base System will approximate $2 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and Year 2000 compliance is merely an ancillary benefit, the Company will capitalize and depreciate such assets over their estimated useful lives. To the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

     The costs of Year 2000 modifications and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, supplier compliance and contingency actions, and similar uncertainties.


INFLATION

     Inflation has not had a significant impact on the Company over the past three years nor is it expected to have a significant impact in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this Annual Report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; and changes in domestic or international economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable for fiscal year 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                      -28-
PAGE>
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 27, 1998, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following
Item 4 of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements and
Termination of Employment and Change in Control Arrangements," and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement of the Company dated March 27, 1998, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 27, 1998, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 27, 1998, are incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     ITEM 14(A)(1).  FINANCIAL STATEMENTS.   Attached as Appendix A.

     The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

        - Consolidated Balance Sheets as of January 3, 1998, and December 28, 1996.

        - Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 3, 1998, December 28, 1996, and December 30, 1995.

        - Consolidated Statements of Operations for the Fiscal Years Ended January 3, 1998, December 28, 1996, and December 30, 1995.

        - Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1998, December 28, 1996, and December 30, 1995.

        - Notes to Consolidated Financial Statements as of January 3, 1998.

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


     ITEM 14(a)(3).  EXHIBITS.

     The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                        DOCUMENT

 3.1      Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

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

 4.1      Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

 4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997.
          Here incorporated by reference.

 4.3 Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1996.  Here incorporated by reference.

 4.4 Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 2, 1998, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Stock Option Plan of 1979, and amendment.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.2 1993 Stock Incentive Plan.<F*> Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3 1988 Stock Option Plan.<F*> Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21,
          1988, Registration No. 33-23196.  Here incorporated by reference.

10.4 Amended and Restated Directors Stock Option Plan.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5      Employees Pension Plan.<F*>

10.6 Employment Agreement dated April 27, 1993, between the Company and Geoffrey B. Bloom.<F*> Previously filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.7 Executive Long-Term Incentive (Three Year) Plan 1996-1998 Period.<F*> Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

10.8 1994 Directors' Stock Option Plan.<F*> Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.9 Stock Option Loan Program.<F*> Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10.10     Executive Severance Agreement.<F*>

10.11 Supplemental Executive Retirement Plan, as amended.<F*> Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.11.

10.12 1995 Stock Incentive Plan.<F*> Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April
          19, 1995.  Here incorporated by reference.

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.<F*> Previously filed as Exhibit
          10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.<F*> Previously filed as Exhibit
          10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.15 Indemnification Agreements.<F*> The form of agreement was previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. The Company has entered into an Indemnification Agreement with each director and executive officer.

10.16     Supplemental Retirement Benefits.<F*>  Previously filed as
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10.17 Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2 and 3 thereto.<F*> Previously filed as
          Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10.18     1996 Executive Short-Term Incentive Plan (Annual Bonus
          Plan).<F*> Previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 30, 1995.  Here incorporated by reference.

10.19 Outside Directors' Deferred Compensation Plan.<F*> Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

10.20 1984 Executive Incentive Stock Purchase Plan, and amendment.<F*> Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.21 Supplemental Director's Fee Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.<F*> Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.22 Restricted Stock Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.<F*> Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.23 1997 Stock Incentive Plan.<F*> Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April
          16, 1997.  Here incorporated by reference.

10.24 Executive Short-Term Incentive Plan (Annual Bonus Plan).<F*> Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.25 Executive Long-Term Incentive Plan (3-Year Bonus Plan).<F*> Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27.1      Financial Data Schedule.

27.2 Restated Financial Data Schedule for the quarterly period ended September 6, 1997.

27.3 Restated Financial Data Schedule for the quarterly period ended June 14, 1997.

27.4      Restated Financial Data Schedule for the fiscal year ended
          December 28, 1996.

27.5 Restated Financial Data Schedule for the quarterly period ended September 7, 1996.

27.6 Restated Financial Data Schedule for the quarterly period ended June 15, 1996.

27.7 Restated Financial Data Schedule for the quarterly period ended March 23, 1996.

27.8      Restated Financial Data Schedule for the fiscal year ended
          December 30, 1995.
____________________________
[FN]
<F*>Management contract or compensatory plan or arrangement.

     The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, Executive Vice President, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.


     ITEM 14(b).    REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended January 3, 1998.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE WORLD WIDE, INC.


Dated:  March 31, 1998          By:/S/STEPHEN L. GULIS, JR.
                                   Stephen L. Gulis, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                          DATE

*/S/GEOFFREY B. BLOOM         Chief Executive Officer             March 31, 1998
Geoffrey B. Bloom             and Chairman of the Board
                              of Directors



*/S/TIMOTHY J. O'DONOVAN      President and  Director             March 31, 1998
Timothy J. O'Donovan



/S/STEPHEN L. GULIS, JR.      Executive Vice President, Chief    March 31, 1998
Stephen L. Gulis, Jr.         Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)


*/S/DANIEL T. CARROLL         Director                           March 31, 1998
Daniel T. Carroll



*/S/ALBERTO L. GRIMOLDI       Director                           March 31, 1998
Alberto L. Grimoldi

*/S/DAVID T. KOLLAT           Director                           March 31, 1998
David T. Kollat



*/S/PHILLIP D. MATTHEWS       Director                           March 31, 1998
Phillip D. Matthews



*/S/DAVID P. MEHNEY           Director                           March 31, 1998
David P. Mehney



*/S/JOSEPH A. PARINI          Director                           March 31, 1998
Joseph A. Parini



*/S/JOAN PARKER               Director                           March 31, 1998
Joan Parker



*/S/ELIZABETH A. SANDERS      Director                           March 31, 1998
Elizabeth A. Sanders



*/S/PAUL D. SCHRAGE           Director                           March 31, 1998
Paul D. Schrage



/S/STEPHEN L. GULIS, JR.
Stephen L. Gulis, Jr.
Attorney-in-Fact

                                APPENDIX A

CONSOLIDATED BALANCE SHEETS

                                                                            AS OF FISCAL YEAR END
(THOUSANDS OF DOLLARS)                                                      1997            1996
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $      5,768       $     8,534
   Accounts receivable, less allowances
      (1997 $7,292; 1996 $5,634)                                          138,066           125,999
   Inventories:
      Finished products                                                    100,272            71,346
      RAW MATERIALS AND WORK-IN-PROCESS                                     43,562            46,081
----------------------------------------------------------------------------------------------------------
                                                                           143,834           117,427
   Refundable income taxes                                                   7,174             2,062
   Deferred income taxes                                                     4,880             8,149
   OTHER CURRENT ASSETS                                                      4,139             2,457
----------------------------------------------------------------------------------------------------------
Total current assets                                                       303,861           264,628

Property, plant and equipment:
   Land                                                                      1,178             1,178
   Buildings and improvements                                               58,483            40,284
   MACHINERY AND EQUIPMENT                                                 103,720            89,317
----------------------------------------------------------------------------------------------------------
                                                                           163,381           130,779
   LESS ACCUMULATED DEPRECIATION                                            73,050            67,776
----------------------------------------------------------------------------------------------------------
                                                                            90,331            63,003
Other assets
   Goodwill and other intangibles, less accumulated
      amortization (1997 $1,017; 1996 $193)                                18,789            11,454
   Cash value of life insurance                                             13,166            11,812
   Prepaid pension costs                                                     9,963             6,981
   Assets held for exchange                                                  6,033
   Notes receivable                                                          4,388             2,439
   OTHER                                                                     3,132             1,281
----------------------------------------------------------------------------------------------------------
                                                                            55,471            33,967
----------------------------------------------------------------------------------------------------------
Total assets                                                          $    449,663       $   361,598
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                      $      3,251       $     1,026
   Accounts payable                                                         24,318            41,273

   Salaries, wages and other compensation                                   13,512             9,010
   Taxes, other than income taxes                                            3,463             4,174
   Other accrued expenses                                                   15,934            14,251
   CURRENT MATURITIES OF LONG-TERM DEBT                                      4,417                76
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                   64,895            69,810

Long-term debt, less current maturities                                     89,847            41,233
Supplemental employee retirement benefits                                    7,741             7,353
Deferred income taxes                                                        4,203             2,830
Other noncurrent liabilities                                                   547             1,080

Stockholders' equity:
   Common stock, $1 par value:
      Authorized: 80,000,000 shares
      Issued, including treasury shares:
         1997 43,310,718 shares; 1996 42,243,609 shares                    43,311            42,244
   Additional paid-in capital                                               64,912            53,943
   Retained earnings                                                       190,799           152,948
   Accumulated translation adjustments                                         (68)               79
   Unearned compensation                                                    (4,285)           (2,908)
   Cost of shares in treasury:
      1997 758,113 SHARES; 1996 557,323 SHARES                            (12,239)           (7,014)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 282,430           239,292
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $    449,663       $   361,598
==========================================================================================================

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                FISCAL YEAR
(THOUSANDS OF DOLLARS)                                              1997           1996             1995
----------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of the year                             $     42,244    $   41,551    $     36,847
   Proceeds from issuance of common stock                                                            3,911
   Common stock issued under stock incentive
      plans (1997 1,067,109 shares;
      1996 693,027 SHARES; 1995 792,756 SHARES)                       1,067           693             793
----------------------------------------------------------------------------------------------------------
   Balance at end of the year                                         43,311        42,244          41,551

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of the year                                   53,943        48,475
   Proceeds from issuance of common stock                                                           44,957
   Proceeds over par value and income tax benefits
      associated with common stock issued under
      STOCK INCENTIVE PLANS                                           10,969         5,468           3,518
----------------------------------------------------------------------------------------------------------
   Balance at end of the year                                         64,912        53,943          48,475

RETAINED EARNINGS
   Balance at beginning of the year                                  152,948       123,066         101,346
   Net earnings                                                       41,539        32,856          24,067
   Cash dividends (1997 $.09 per share;
      1996 $.07 PER SHARE; 1995 $.06 PER SHARE)                      (3,688)       (2,974)         (2,347)
----------------------------------------------------------------------------------------------------------
   Balance at end of the year                                        190,799       152,948         123,066

ACCUMULATED TRANSLATION ADJUSTMENTS
   Balance at beginning of the year                                       79          (324)            332
   EQUITY ADJUSTMENTS FROM FOREIGN CURRENCY TRANSLATION                (147)           403            (656)
----------------------------------------------------------------------------------------------------------
   Balance at end of the year                                            (68)           79            (324)

UNEARNED COMPENSATION
   Balance at beginning of the year                                   (2,908)       (1,827)         (1,181)
   Awards under stock incentive plans                                 (3,117)       (2,469)         (1,490)
   COMPENSATION EXPENSE                                                1,740         1,388             844
----------------------------------------------------------------------------------------------------------
   Balance at end of the year                                         (4,285)       (2,908)         (1,827)

COST OF SHARES IN TREASURY
   Balance at beginning of the year                                   (7,014)       (6,727)         (6,000)

   Issuance of 10,000 shares of common stock
      from treasury                                                                                    125
   Common stock purchased for treasury
      (199--200,790 shares; 1996 9,410 shares;
      1995--23,921 SHARES)                                            (5,225)         (287)           (852)
----------------------------------------------------------------------------------------------------------
   BALANCE AT END OF THE YEAR                                        (12,239)       (7,014)         (6,727)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity at end of the year                   $    282,430    $  239,292     $   204,214
==========================================================================================================

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FISCAL YEAR
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                       1997           1996             1995
----------------------------------------------------------------------------------------------------------
Net sales and other operating income                            $    665,125    $  511,029    $    413,957

Costs and expenses:
   Cost of products sold                                             460,999       355,224         290,469
   Selling and administrative expenses                               137,157       107,492          85,993
   Interest expense                                                    5,455         3,127           4,717
   Interest income                                                      (845)       (1,532)         (1,039)
   Restructuring charge                                                3,450
   OTHER INCOME -- NET                                                (2,172)         (949)           (297)
----------------------------------------------------------------------------------------------------------
                                                                     604,044       463,362         379,843
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          61,081        47,667          34,114

INCOME TAXES                                                          19,542        14,811          10,047
----------------------------------------------------------------------------------------------------------
Net earnings                                                    $     41,539    $   32,856    $     24,067
==========================================================================================================


Net earnings per share:
   Basic $                                                      $       1.00    $      .81    $        .66
   Diluted                                                               .96           .76             .62

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEAR
(THOUSANDS OF DOLLARS)                                              1997           1996             1995

----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                    $     41,539    $   32,856    $     24,067
Adjustments necessary to reconcile net earnings
   to net cash provided by (used in) operating activities:
   Depreciation and amortization                                       9,151         7,147           5,765
   Deferred income taxes (credit)                                      4,642          (214)          1,878
   OTHER                                                              (2,980)         (398)           (781)
----------------------------------------------------------------------------------------------------------
                                                                      52,352        39,391          30,929
   Changes in operating assets and liabilities:
     Accounts receivable                                              (6,092)      (32,752)        (12,723)
     Inventories                                                     (27,744)      (19,526)         (9,325)
     Other operating assets                                           (5,794)          154          (1,000)
     Accounts payable                                                (17,162)       26,085          (3,069)
     OTHER OPERATING LIABILITIES                                       4,214         4,056          (1,950)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    (226)        17,408           2,862

INVESTING ACTIVITIES
Business acquisitions                                                (15,753)      (29,158)
Additions to property, plant and equipment                           (35,419)      (20,639)        (18,645)
OTHER                                                                 (5,950)        4,086           3,632
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (57,122)      (45,711)        (15,013)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                    4,711                         2,907
Payments of short-term debt                                           (3,090)       (1,313)         (2,000)
Proceeds from long-term borrowings                                   112,090        58,000          58,181
Payments of long-term debt                                           (59,135)      (47,369)        (71,289)
Proceeds from issuance of common stock                                                              48,869
Cash dividends                                                        (3,688)       (2,974)         (2,347)
Purchase of common stock for treasury                                 (5,225)         (287)           (852)
PROCEEDS FROM SHARES ISSUED UNDER STOCK INCENTIVE PLANS                8,919         3,692           2,821
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             54,582         9,749          36,290
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      (2,766)      (18,554)         24,139

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                     8,534        27,088           2,949
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the year                    $      5,768    $    8,534     $    27,088
=============================================================================================================


OTHER CASH FLOW INFORMATION
Interest paid                                                   $      6,361    $    3,595    $      5,187
Income taxes paid                                                     11,174         8,426           5,683

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

                         WOLVERINE WORLD WIDE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine
World Wide, Inc. and its wholly owned subsidiaries (collectively, the Company). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 53-week period ended January 3, 1998, and the 52-week periods ended December 28, 1996, and December 30, 1995.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories (see Note C). Foreign and retail inventories are valued using the methods approximating cost under the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals and betterments. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant and equipment is computed using the straight-line method. The depreciable lives for buildings and improvements range from five to forty years and from three to ten years for machinery and equipment.

ADVERTISING COSTS
Advertising costs are expensed as incurred and totaled $26,976,000 in 1997, $21,186,000 in 1996 and $17,592,000 in 1995.

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

EARNINGS PER SHARE
In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share does not consider the potentially dilutive effects of common stock equivalents as was the case with the former computation of primary earnings per share, and requires adjustments for nonvested common stock issued under stock incentive plans. Diluted earnings per share is computed in substantially the same manner as previously reported and assumes the exercise of dilutive stock options. All earnings per share amounts have been restated to conform with SFAS No. 128.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                                                 1997             1996              1995
------------------------------------------------------------------------------------------------------------
Outstanding during the year                                   42,214,620        41,541,944       37,246,444
Adjustment for nonvested common stock                           (699,107)         (900,898)        (976,819)
------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share                      41,515,513        40,641,046       36,269,625
Effect of dilutive stock options                               1,249,070         1,412,691        1,261,013
Adjustment for nonvested common stock                            699,107           900,898          976,819
------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share                    43,463,690        42,954,635       38,507,457
============================================================================================================

Options to purchase 116,275 shares of common stock in 1997 have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market price for the period and, therefore, were antidilutive. Antidilutive options in 1996 and 1995 were not significant.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The Company's estimates of the fair values of these financial instruments approximate their carrying amounts at January 3, 1998, and December 28, 1996. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company does not require collateral or other security on trade accounts receivable.

COMPREHENSIVE INCOME
In June 1997, The Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. The new standard defines comprehensive income as including net earnings and any revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net earnings and recognized directly as a component of stockholders' equity. Comprehensive income must be reported in a financial statement that is displayed as prominently as other financial statements. Management will adopt SFAS No. 130 in the first quarter of 1998 and does not anticipate that it will have a significant effect on its financial reporting, as the Company has limited transactions that are not presently reported as a part of its operating results.

RECLASSIFICATIONS
Certain amounts previously reported in 1996 and 1995 have been reclassified to conform with the presentation used in 1997.

-----------------------------------------------------------------------------
NOTE B   BUSINESS ACQUISITIONS
-----------------------------------------------------------------------------

On October 17, 1997, the Company acquired the assets of the Merrell outdoor footwear business from the Outdoor Division of Sports Holding Corp. for cash of $15,753,000, including related transaction expenses, and a $500,000 note payable in 1998.

On March 22, 1996, the Company acquired the assets and assumed certain liabilities of the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company for a cash purchase price of $24,468,000, including related transaction expenses.

On August 24, 1996, the Company acquired the rights to and certain assets of the Hush Puppies[REGISTERED] wholesale shoe business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears

Plc, for a purchase price of $7,045,000, of which $2,355,000 is payable over a three-year period ending in 1999.

The acquisitions were accounted for using the purchase method and, accordingly, the operating results of these acquired businesses are included in the consolidated statements of operations since the dates of acquisition. The purchase prices were allocated to the net assets acquired based on their fair market values at the dates of acquisition. Goodwill and other intangibles recognized in connection with these transactions totaled $5,914,000 in 1997 and $11,480,000 in 1996, and are being amortized over periods ranging from five to seventeen years.

Consolidated net sales would have approximated $685,000,000 in 1997, $602,000,000 in 1996 and $557,000,000 in 1995 on a pro forma basis if the acquisitions had occurred at the beginning of 1995. Consolidated pro forma net earnings for all three years would not have been materially different from reported amounts.

-----------------------------------------------------------------------------
NOTE C   INVENTORIES
-----------------------------------------------------------------------------

Inventories of $122,607,000 at January 3, 1998, and $99,483,000 at December 28, 1996, have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $18,204,000 and $19,695,000 higher than reported at January 3, 1998, and December 28, 1996, respectively.

-----------------------------------------------------------------------------
NOTE D   DEBT
-----------------------------------------------------------------------------

Notes payable consist primarily of unsecured short-term debt of the Company's Canadian and United Kingdom subsidiaries. The notes bear interest of up to 1% over the respective foreign bank base rate (6.55% weighted average base rate at January 3, 1998).

The Company has short-term debt and commercial letter-of-credit facilities that allow for total borrowings up to $58,399,000. In addition to the notes payable discussed above, amounts outstanding under these facilities consist of letters-of-credit that totaled $37,047,000 and $28,506,000 at January 3, 1998, and December 28, 1996, respectively.

Long-term debt consists of the following obligations:

(THOUSANDS OF DOLLARS)                                                            1997              1996
-----------------------------------------------------------------------------------------------------------
7.8% senior notes payable to insurance companies                              $   30,000      $     30,000
Revolving credit obligations                                                      63,922            11,000
OTHER                                                                                342               309
-----------------------------------------------------------------------------------------------------------
                                                                                  94,264            41,309
LESS CURRENT MATURITIES                                                            4,417                76
-----------------------------------------------------------------------------------------------------------
                                                                              $   89,847      $     41,233
===========================================================================================================

The 7.8% senior notes payable to insurance companies require equal annual principal payments of $4,285,000 in 1998 through 2003, with the balance due on August 15, 2004.

The Company has domestic and foreign revolving credit agreements that allow for borrowings of up to $167,227,000 ($100,000,000 in 1996), of which
$17,227,000 pertains to the Company's United Kingdom subsidiary. The agreements require that interest be paid at variable rates based on both LIBOR and the domestic prime rate. The weighted average interest rate of outstanding borrowings under these facilities was 6.1% at January 3, 1998, and 5.9% at December 28, 1996. The foreign commitment expires on January 9, 2000, and the domestic facility expires on October 11, 2001. Maximum borrowings under the agreements were $99,600,000 in 1997 and $39,000,000 in 1996.

The revolving credit and insurance company loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At January 3, 1998, unrestricted retained earnings are $53,081,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 1998 are as follows: 1999 $4,290,000; 2000 $9,411,000; 2001 $63,285,000;
2002 $4,285,000.

Interest costs of $768,000 in 1997, $610,000 in 1996 and $211,000 in 1995
were capitalized in connection with the construction of new corporate facilities and other capital improvement projects.

-----------------------------------------------------------------------------
NOTE E   LEASES
-----------------------------------------------------------------------------

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements which expire at various dates through 2012. At January 3, 1998, minimum rental payments due under all noncancelable leases are as follows:
1998 $7,055,000; 1999 $6,044,000; 2000 $5,079,000; 2001 $3,897,000;
2002 $2,794,000; thereafter $16,589,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $9,013,000 in 1997, $7,468,000 in 1996 and $6,275,000
in 1995.

-----------------------------------------------------------------------------
NOTE F   CAPITAL STOCK
-----------------------------------------------------------------------------

The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none is issued and outstanding.

On April 17, 1997, July 11, 1996, and April 19, 1995, the Company announced three-for-two stock splits on shares of common stock outstanding at May 2, 1997, July 26, 1996, and May 1, 1995, respectively. All share and per share data included in the consolidated financial statements has been retroactively adjusted for the increased shares resulting from these stock splits.

The Company has a preferred stock rights plan that is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. One right is associated with each share of common stock currently outstanding. The rights trade with the common stock and become exercisable only upon the occurrence of certain triggering events. Each right, when exercisable, will entitle the holder to purchase one one-hundredth of a share of Series B junior participating preferred stock for $120. The Company has designated 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance under the Company's preferred stock rights plan. Upon issuance for reasons other than liquidation, each share of Series B junior participating preferred stock will have 100 votes and a preferential quarterly dividend equal to the greater of $21 per share or 100 times the dividend declared on common stock.

In the event the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, rights holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by a 15% stockholder or the activities of an adverse person (as defined). The Company may redeem the rights for $.01 each at any time prior to a person being designated as an adverse person or fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 7, 2007.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted are exercisable for up to ten years and vest over various periods ranging up to three years. All unexercised options are available for future grants upon their cancellation.

A summary of the transactions under the stock option plans is as follows:


                                                            SHARES UNDER             WEIGHTED-AVERAGE
                                                               OPTIONS                OPTION PRICE
----------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1995                                2,241,027                   $   3.81
Granted in 1995                                                 659,052                       8.27
Exercised                                                      (649,374)                      9.79
CANCELED                                                         (2,268)                      6.83
----------------------------------------------------------------------------------------------------------
Outstanding at December 30, 1995                              2,248,437                       5.43
Granted in 1996                                                 624,666                      13.05
Exercised                                                      (515,227)                     13.85
CANCELED                                                        (16,098)                     11.02
----------------------------------------------------------------------------------------------------------
Outstanding at December 28, 1996                              2,341,778                       7.71
Granted in 1997                                                 798,015                      24.12
Exercised                                                      (922,491)                     20.48
CANCELED                                                        (35,861)                     17.09
----------------------------------------------------------------------------------------------------------
Outstanding at January 3, 1998                                2,181,441                   $  13.65
==========================================================================================================
Available for grant:
    At January 3, 1998                                        1,879,818
============================================================================
    At December 28, 1996                                      1,286,088
============================================================================

The weighted-average grant-date fair value was $7.91 in 1997 and $4.27 in 1996 for stock options granted.

The exercise price of options outstanding at January 3, 1998, ranges from $1.73 to $28.50. A summary of stock options outstanding at January 3, 1998, by range of option price is as follows:

                                                                                  WEIGHTED-AVERAGE
                                                                  -------------------------------------------
                                         NUMBER OF OPTIONS            OPTION PRICE             REMAINING
                                      -----------------------------------------------------
                                      OUTSTANDING  EXERCISABLE    OUTSTANDING   EXERCISABLE CONTRACTUAL LIFE
-------------------------------------------------------------------------------------------------------------
Less than $10                           933,303      800,876      $    6.05     $  5.74         5.9 years
$10 to $20                              514,062      244,921          12.66       12.56         8.1 years
GREATER THAN $20                        734,076      368,896          23.98       24.44         9.3 Years
-------------------------------------------------------------------------------------------------------------
                                      2,181,441    1,414,693      $   13.65     $ 11.79         7.6 years
=============================================================================================================

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock incentive plans because the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentive plans maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards since January 1, 1995, using the fair value method. The fair value of these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6%; dividend yield of 0.5%;
expected market price volatility factor of 0.32; and an expected option life of four years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from traded options and the input assumptions can materially affect the estimate of fair value, in management's opinion, the Black-Scholes option model does not necessarily provide a reliable measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of stock options are amortized to expense over the related vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)                              1997          1996        1995
-------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                $    38,945   $   31,613   $    23,589
Pro forma net earnings per share:
   Basic                                                              $       .94   $      .78   $       .65
   Diluted                                                                    .90          .74           .62

The Company also has nonvested stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 154,862 in 1997, 200,418 in 1996 and 143,381 in 1995 were awarded under these plans. The weighted-average award-date fair value was $23.75 in 1997 and $13.09 in 1996 for the shares awarded. Rights to 8,250 shares in 1997 and 21,869 shares in 1996 were cancelled, and there were no cancellations in 1995. Any future shares awarded reduce the number of shares identified as available for future grants in the stock option table. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

-----------------------------------------------------------------------------
NOTE G   RETIREMENT PLANS
-----------------------------------------------------------------------------

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

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,495,000 in 1997, $1,200,000 in 1996 and $1,050,000 in 1995.

The following summarizes the status of the Company's pension assets and related obligations for its defined benefit pension plans:

                                                                                    SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                                        1997                 1996
------------------------------------------------------------------------------------------------------------
Pension assets at fair value                                               $    131,406       $     104,673
Actuarial present value of accumulated plan benefits:
   Vested                                                                        66,707              60,315
   NONVESTED                                                                      1,625               1,048
------------------------------------------------------------------------------------------------------------
                                                                                 68,332              61,363
EFFECT OF ESTIMATED FUTURE INCREASES IN COMPENSATION                             12,889              11,914
------------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION FOR SERVICE RENDERED TO DATE                        81,221              73,277
------------------------------------------------------------------------------------------------------------
Excess pension assets                                                      $     50,185       $      31,396
============================================================================================================

Components of excess pension assets:
   Prepaid pension costs recognized in other assets                        $      9,963       $       6,981
   Unrecognized amounts, net of amortization:
      Transition assets                                                           1,902               2,834
      Prior service costs                                                        (7,140)             (4,601)
      EXPERIENCE GAINS                                                           45,460              26,182
------------------------------------------------------------------------------------------------------------
                                                                           $     50,185       $      31,396
============================================================================================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5%, respectively, in 1997 and 1996.

Plan assets were invested in listed equity securities (81%), fixed income funds (15%) and short-term and other investments (4%). Equity securities include 338,512 shares of the Company's common stock with a fair value of $8,547,000 at September 30, 1997.

The following is a summary of net pension income recognized by the Company:

(THOUSANDS OF DOLLARS)                                                 1997            1996          1995
------------------------------------------------------------------------------------------------------------
Service cost pertaining to benefits earned during the year          $   (3,698)    $ (3,626)    $   (2,540)
Interest cost on projected benefit obligation                           (5,116)      (4,704)        (3,771)

Actual net investment income                                            29,924        8,066         28,495
NET AMORTIZATION AND DEFERRALS                                         (18,481)       1,865        (20,865)
------------------------------------------------------------------------------------------------------------
Net pension income                                                  $    2,629     $  1,601     $    1,319
============================================================================================================

The expected long-term return on plan assets was 10% in each year.

-----------------------------------------------------------------------------
NOTE H   INCOME TAXES
-----------------------------------------------------------------------------

The provisions for income taxes consist of the following:

(THOUSANDS OF DOLLARS)                                                 1997            1996          1995
------------------------------------------------------------------------------------------------------------
Currently payable:
   Federal                                                          $   12,505     $  13,247    $     7,375
   State and foreign                                                     2,395         1,778            794
DEFERRED (CREDIT)                                                        4,642          (214)         1,878
------------------------------------------------------------------------------------------------------------
                                                                    $   19,542     $  14,811    $    10,047
============================================================================================================

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal tax rate of 35% to earnings before income taxes is as follows:

(THOUSANDS OF DOLLARS)                                                 1997           1996           1995
------------------------------------------------------------------------------------------------------------
Income taxes at statutory rate                                      $   21,378     $  16,683    $    11,940
State income taxes, net of federal income tax reduction                    777           746            520
Nontaxable earnings of Puerto Rican subsidiary and
   foreign affiliates                                                   (2,233)       (1,854)        (1,562)
OTHER                                                                     (380)         (764)          (851)
------------------------------------------------------------------------------------------------------------
                                                                    $   19,542     $  14,811    $    10,047
============================================================================================================

Significant components of the Company's deferred income tax assets and liabilities as of the end of 1997 and 1996 are as follows:

(THOUSANDS OF DOLLARS)                                                               1997         1996
------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Accounts receivable and inventory valuation allowances                        $    1,256   $     5,175
   Deferred compensation accruals                                                     2,207         1,959
   OTHER AMOUNTS NOT DEDUCTIBLE UNTIL PAID                                            6,281         5,107
------------------------------------------------------------------------------------------------------------
Total deferred income tax assets                                                      9,744        12,241

Deferred income tax liabilities:
   Tax over book depreciation                                                        (3,032)       (2,699)
   Prepaid pension costs                                                             (4,239)       (2,632)
   Unremitted earnings of Puerto Rican subsidiary                                    (1,543)       (1,343)
   OTHER                                                                               (253)         (248)
------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED INCOME TAX LIABILITIES                                                (9,067)       (6,922)
------------------------------------------------------------------------------------------------------------
Net deferred income tax assets                                                   $      677   $     5,319
============================================================================================================

The Company has provided for all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided because such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed approximate $6,042,000 at January 3, 1998, and $3,950,000 at December 28, 1996.

-----------------------------------------------------------------------------
NOTE I   LITIGATION AND CONTINGENCIES
-----------------------------------------------------------------------------

The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. It is not possible at this time to reasonably estimate the amount of any obligations for remediation, because the extent of environmental impact, allocation among responsible parties, remediation alternatives and concurrence of regulatory authorities have not yet advanced to a stage where a reasonable estimate of any loss can be made. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or future results of operations.

-----------------------------------------------------------------------------
NOTE J   INDUSTRY INFORMATION
-----------------------------------------------------------------------------

The Company is principally engaged in the manufacture and sale of footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work and outdoor shoes. The Company is also the largest domestic tanner of pigskin, which is used in a significant portion of shoes manufactured and sold by the Company and is sold to other domestic and foreign manufacturers of shoes and other products. Royalty income is derived from licensing the Company's trademarks to domestic and foreign licensees.
As part of its footwear business, the Company operates a number of domestic retail shoe stores that sell Company-manufactured products as well as footwear manufactured by unaffiliated companies. Foreign operations consist of Canadian and United Kingdom subsidiaries, and factories located in the Dominican Republic, Puerto Rico, Mexico and Costa Rica which produce shoe components for domestic operations. Export sales, foreign operations and related assets are not significant. Approximately 28% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2002.

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

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes new standards for the way public business enterprises report information about operating segments in annual financial statements and requires selected information be presented in interim financial reports. It also establishes standards for related disclosures about products and services, geographic operating areas and major customers. Management will adopt the new requirements retroactively in 1998 and has not yet completed its analysis of the effect of SFAS No. 131 on its segment reporting.

-----------------------------------------------------------------------------
NOTE K   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16-week period for the fourth quarter. The fourth quarter of 1997 includes 17 weeks of operating results, while the fourth quarter of 1996 includes 16 weeks, because 1997 was a 53-week period.

The Company's unaudited quarterly results of operations are as follows:

                                                                             1997
------------------------------------------------------------------------------------------------------------
                                                   FIRST          SECOND          THIRD          FOURTH
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)     QUARTER         QUARTER        QUARTER        QUARTER
------------------------------------------------------------------------------------------------------------
Net sales and other operating income            $  129,301      $ 127,789       $ 162,246     $  245,789
Gross margin                                        38,389         40,817          47,910         77,010
Net earnings                                         4,693          7,368           9,199         20,279
Net earnings per share:
   Basic                                        $      .11      $     .18       $     .22     $      .49
   Diluted                                             .11            .17             .21            .47

                                                                           1996
------------------------------------------------------------------------------------------------------------
                                                   FIRST           SECOND         THIRD         FOURTH
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)     QUARTER          QUARTER       QUARTER        QUARTER
------------------------------------------------------------------------------------------------------------
Net sales and other operating income            $   83,842      $  94,153       $ 120,466     $  212,568
Gross margin                                        25,323         31,317          36,013         63,152
Net earnings                                         3,393          5,433           7,350         16,680
Net earnings per share:
   Basic                                        $      .08      $     .14       $     .18     $      .41
   Diluted                                             .08            .12             .17            .39

Net earnings per share for the first three quarters of 1997 and all quarters in 1996 have been restated as a result of the required adoption of SFAS No. 128 (see Note A).

-----------------------------------------------------------------------------
NOTE L   RESTRUCTURING CHARGE
-----------------------------------------------------------------------------

On September 24, 1997, the Company announced a restructuring of its domestic manufacturing and warehousing operations under which it closed three Hush Puppies[REGISTERED] women's shoe factories and converted a slipper factory into a warehouse. The total restructuring charge of $3,450,000 includes employee termination benefits ($2,472,000) and other closing costs ($978,000) associated with the facilities, and is disclosed separately in the 1997 consolidated statement of operations. As of January 3, 1998, $1,620,000 of the restructuring costs have been incurred and charged against the related liability.

          REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 1998, and December 28, 1996, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 3, 1998, and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/Ernst & Young LLP


Grand Rapids, Michigan
February 6, 1998

                    APPENDIX B

    Schedule II - Valuation and Qualifying Accounts of Continuing Operations

                  Wolverine World Wide, Inc. and Subsidiaries


              COLUMN A                   COLUMN B             COLUMN C           COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                     ------------------------
                                                        (1)           (2)
                                       BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                      BEGINNING OF   COSTS AND  OTHER ACCOUNTS  DEDUCTIONS        END OF
   DESCRIPTION                          PERIOD       EXPENSES     (DESCRIBE)    (DESCRIBE)        PERIOD
------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JANUARY 3, 1998
Deducted from asset accounts:
   Allowance for doubtful accounts   $ 4,228,000    $  2,956,000              $ 1,146,000 (A)  $  6,038,000
   Allowance for cash discounts        1,406,000       7,690,000                7,842,000 (B)     1,254,000
   Inventory valuation allowances      2,954,000       6,888,000                5,290,000 (C)  $  4,552,000
                                     -----------    ------------              -----------      ------------
                                     $ 8,588,000    $ 17,534,000              $14,278,000      $ 11,844,000
                                     ===========    ============              ===========      ============

FISCAL YEAR ENDED DECEMBER 28, 1996
Deducted from asset accounts:
   Allowance for doubtful accounts   $ 2,657,000    $  2,005,000              $   434,000 (A)  $   4,228,000
   Allowance for cash discounts          750,000       4,896,000                4,240,000 (B)      1,406,000
   Inventory valuation allowances      1,317,000       5,535,000                3,898,000 (C)      2,954,000
                                     -----------    ------------              -----------      -------------
                                     $ 4,724,000    $ 12,436,000              $ 8,572,000      $   8,588,000
                                     ===========    ============              ===========      =============
FISCAL YEAR ENDED DECEMBER 30, 1995
Deducted from asset accounts:
   Allowance for doubtful accounts   $ 3,510,000    $   (746,000)             $   107,000 (A)  $   2,657,000
   Allowance for cash discounts          449,000       2,851,000                2,550,000 (B)        750,000
   Inventory valuation allowances      1,753,000       4,261,000                4,697,000 (C)      1,317,000
                                     -----------    ------------              -----------      -------------
                                     $ 5,712,000    $  6,366,000              $ 7,354,000      $   4,724,000
                                     ===========    ============              ===========      =============

(A)       ACCOUNTS CHARGED OFF, NET OF RECOVERIES.

(B)       DISCOUNTS GIVEN TO CUSTOMERS.

(C)       ADJUSTMENT UPON DISPOSAL OF RELATED INVENTORIES.

                        Commission File No. 1-6024





        SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549














                     EXHIBITS
                        TO
                     FORM 10-K



             For the Fiscal Year Ended
                  January 3, 1998









            Wolverine World Wide, Inc.
               9341 Courtland Drive
             Rockford, Michigan 49351

                            EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT

 3.1      Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

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

 4.1      Certificate of Incorporation, as amended.  See Exhibit 3.1 above.

 4.2 Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997.
          Here incorporated by reference.

 4.3 Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1996.  Here incorporated by reference.

 4.4 Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 10, 1994. Here incorporated by reference.

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 2, 1998, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Stock Option Plan of 1979, and amendment.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.2 1993 Stock Incentive Plan.<F*> Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3 1988 Stock Option Plan.<F*> Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21,
          1988, Registration No. 33-23196.  Here incorporated by reference.

10.4 Amended and Restated Directors Stock Option Plan.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5      Employees Pension Plan.<F*>

10.6 Employment Agreement dated April 27, 1993, between the Company and Geoffrey B. Bloom.<F*> Previously filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.7 Executive Long-Term Incentive (Three Year) Plan 1996-1998 Period.<F*> Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

10.8 1994 Directors' Stock Option Plan.<F*> Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.9 Stock Option Loan Program.<F*> Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10.10     Executive Severance Agreement.<F*>

10.11 Supplemental Executive Retirement Plan, as amended.<F*> Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.11.

10.12 1995 Stock Incentive Plan.<F*> Previously filed as an Appendix to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April
          19, 1995.  Here incorporated by reference.

10.13 Executive Long-Term Incentive (Three Year) Plan for the three year period 1994-1996.<F*> Previously filed as Exhibit
          10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.14 Executive Long-Term Incentive (Three Year) Plan for the three year period 1995-1997.<F*> Previously filed as Exhibit
          10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. Here incorporated by reference.

10.15 Indemnification Agreements.<F*> The form of agreement was previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference. The Company has entered into an Indemnification Agreement with each director and executive officer.

10.16     Supplemental Retirement Benefits.<F*>  Previously filed as
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

10.17 Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2 and 3 thereto.<F*> Previously filed as
          Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993. Here incorporated by reference.

10.18     1996 Executive Short-Term Incentive Plan (Annual Bonus
          Plan).<F*> Previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 30, 1995.  Here incorporated by reference.

10.19 Outside Directors' Deferred Compensation Plan.<F*> Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

10.20 1984 Executive Incentive Stock Purchase Plan, and amendment.<F*> Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.21 Supplemental Director's Fee Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.<F*> Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.22 Restricted Stock Agreement dated as of March 27, 1995, between the Company and Phillip D. Matthews.<F*> Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 25, 1995. Here incorporated by reference.

10.23 1997 Stock Incentive Plan.<F*> Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April
          16, 1997.  Here incorporated by reference.

10.24 Executive Short-Term Incentive Plan (Annual Bonus Plan).<F*> Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.25 Executive Long-Term Incentive Plan (3-Year Bonus Plan).<F*> Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

11        Computation of Per Share Earnings.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27.1      Financial Data Schedule.

27.2 Restated Financial Data Schedule for the quarterly period ended September 6, 1997.

27.3 Restated Financial Data Schedule for the quarterly period ended June 14, 1997.

27.4      Restated Financial Data Schedule for the fiscal year ended
          December 28, 1996.

27.5 Restated Financial Data Schedule for the quarterly period ended September 7, 1996.

27.6 Restated Financial Data Schedule for the quarterly period ended June 15, 1996.

27.7 Restated Financial Data Schedule for the quarterly period ended March 23, 1996.

27.8      Restated Financial Data Schedule for the fiscal year ended
          December 30, 1995.
____________________________
[FN]
<F*>Management contract or compensatory plan or arrangement.