Form 10-Q
period 1998-03-28
WOLVERINE WORLD WIDE INC /DE/
filed 1998-05-12
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the first twelve week accounting period ended March 28, 1998

                                    OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

                       Commission File Number 1-6024

                        WOLVERINE WORLD WIDE, INC.
          (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                             38-1185150
(State or Other Jurisdiction of Incorporation (IRS Employer Identification No.)
                or Organization)

  9341 COURTLAND DRIVE, ROCKFORD, MICHIGAN                  49351
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

  There were 43,651,092 shares of Common Stock, $1 par value, outstanding as of May 8, 1998, of which 809,668 shares are held as Treasury Stock.

                       PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                                            MARCH 28,                JANUARY 3,             MARCH 22,
                                                              1998                     1998                   1997
                                                          (UNAUDITED)                (AUDITED)             (UNAUDITED)
                                                         ------------              -----------             -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $    2,920               $    5,768               $    4,995
    Accounts receivable, less allowances
        March 28, 1998 - $7,212
        January 3, 1998 - $7,292
        March 22, 1997 - $5,194                              140,369                  138,066                  126,048
    Inventories:
        Finished products                                    110,987                  100,272                   97,954
        Raw materials and work in process                     48,975                   43,562                   47,767
                                                          ----------               ----------               ----------
                                                             159,962                  143,834                  145,721

    Other current assets                                       9,964                   16,193                   12,908
                                                          ----------               ----------               ----------
TOTAL CURRENT ASSETS                                         313,215                  303,861                  289,672

PROPERTY, PLANT & EQUIPMENT
    Gross cost                                               170,733                  163,381                  135,835
    Less accumulated depreciation                             75,484                   73,050                   69,017
                                                          ----------               ----------               ----------
                                                              95,249                   90,331                   66,818

OTHER ASSETS                                                  56,310                   55,471                   38,535
                                                          ----------               ----------               ----------


TOTAL ASSETS                                              $  464,774               $  449,663               $  395,025
                                                          ==========               ==========               ==========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                          (THOUSANDS OF DOLLARS)

                                                           MARCH 28,                JANUARY 3,               MARCH 22,
                                                             1998                     1998                     1997
                                                         (UNAUDITED)                (AUDITED)              (UNAUDITED)
                                                         -----------               -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                                $    1,729               $    3,251               $    5,611
    Accounts payable and other accrued liabilities            50,263                   57,227                   62,525
    Current maturities of long-term debt                       4,417                    4,417                       57
                                                          ----------               ----------               ----------
TOTAL CURRENT LIABILITIES                                     56,409                   64,895                   68,193

LONG-TERM DEBT (less current maturities)                     107,834                   89,847                   71,039

OTHER NONCURRENT LIABILITIES                                  11,922                   12,491                   11,468

STOCKHOLDERS' EQUITY
    Common Stock - par value $1, authorized
      80,000,000 shares; shares issued
      (including shares in treasury):
        March 28, 1998 - 43,564,352 shares
        January 3, 1998 - 43,310,718 shares
        March 22, 1997 - 42,489,592 shares                    43,564                   43,311                   42,490
    Additional paid-in capital                                65,746                   64,912                   54,535
    Retained earnings                                        196,007                  190,799                  157,258
    Accumulated translation adjustments                          (43)                     (68)                    (236)
    Unearned compensation                                     (3,852)                  (4,285)                  (2,620)
    Cost of shares in treasury:
        March 28, 1998 - 791,749 shares
        January 3, 1998 - 758,113 shares
        March 22, 1997 - 564,406 shares                      (12,813)                 (12,239)                  (7,102)
                                                          ----------               ----------               ----------

TOTAL STOCKHOLDERS' EQUITY                                   288,609                  282,430                  244,325
                                                          ----------               ----------               ----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                  $  464,774               $  449,663               $  395,025
                                                          ==========               ==========               ==========

(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.
                                      -3-

                     WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS
                                 OF OPERATIONS

             (THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE DATA)
                                    (UNAUDITED)

                                                                       12 WEEKS ENDED
                                                            --------------------------------------
                                                              MARCH 28,                 MARCH 22,
                                                                1998                      1997
                                                            ------------             ------------
NET SALES AND OTHER
    OPERATING INCOME                                        $    148,514             $    129,301

Cost of products sold                                            102,617                   90,912
                                                            ------------             ------------
GROSS MARGIN                                                      45,897                   38,389

Selling and administrative expenses                               34,550                   30,658
                                                            ------------             ------------
OPERATING INCOME                                                  11,347                    7,731

OTHER EXPENSES (INCOME):
    Interest expense                                               1,670                      977
    Interest income                                                  (63)                    (168)
    Other - net                                                      131                       14
                                                            ------------             ------------
                                                                   1,738                      823
                                                            ------------             ------------

EARNINGS BEFORE INCOME TAXES                                       9,609                    6,908

Income taxes                                                       3,221                    2,215
                                                            ------------             ------------


NET EARNINGS                                                $      6,388             $      4,693
                                                            ============             ============
EARNINGS PER SHARE:
    Basic                                                   $        .15             $        .11
                                                            ============             ============
    Diluted                                                 $        .15             $        .11
                                                            ============             ============

CASH DIVIDENDS PER SHARE                                    $      .0275             $      .0217
                                                            ============             ============
                                      -4-

SHARES USED FOR NET EARNINGS
    PER SHARE COMPUTATION:
    Basic                                                     41,939,952               41,057,775
    Diluted                                                   43,656,107               42,864,485









See notes to consolidated condensed financial statements.

               WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                               (UNAUDITED)

                                                                                            12 WEEKS ENDED
                                                                                 ------------------------------------
                                                                                   MARCH 28,                MARCH 22,
                                                                                     1998                     1997
                                                                                 ----------               -----------
OPERATING ACTIVITIES
    Net earnings                                                                 $    6,388               $    4,693
    Depreciation, amortization and other non-cash items                                 550                      157
    Unearned compensation                                                               433                      288
    Changes in operating assets and liabilities:
        Accounts receivable                                                          (2,303)                     (49)
        Inventories                                                                 (16,128)                 (28,294)
        Other current assets                                                          6,229                     (240)
        Accounts payable and other accrued liabilities                               (6,964)                  (6,183)
                                                                                  ---------                ----------

            NET CASH USED IN OPERATING ACTIVITIES                                   (11,795)                 (29,916)

FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                               30,101                   36,803
    Payments of long-term borrowings                                                (12,114)                  (7,016)
    Proceeds from short-term borrowings                                               1,714                    4,585
    Payments of short-term borrowings                                                (3,236)
    Cash dividends                                                                   (1,180)                    (910)
    Proceeds from shares issued under employee stock plans                              513                    1,277
                                                                                  ---------               ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                15,798                   34,739

INVESTING ACTIVITIES
    Additions to property, plant and equipment                                       (7,352)                  (6,455)
    Other                                                                               501                   (1,907)
                                                                                  ---------               ----------

            NET CASH USED IN INVESTING ACTIVITIES                                    (6,851)                  (8,362)
                                                                                  ---------               ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,848)                  (3,539)



Cash and cash equivalents at beginning of the year                                    5,768                    8,534
                                                                                  ---------               ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $   2,920               $    4,995
                                                                                  =========               ==========





(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

               WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     March 28, 1998 and March 22, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Certain amounts in 1997 have been reclassified to conform with the presentation used in 1998.

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

NOTE C - EARNINGS PER SHARE

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                                                                  March 28,                  March 22,
                                                                                    1998                       1997
                                                                                 -----------               -----------
Weighted average shares outstanding                                              42,647,637                 41,903,315
Adjustment for nonvested common stock                                              (707,685)                  (845,540)
                                                                                 ----------                 ----------
Denominator for basic earnings per share                                         41,939,952                 41,057,775
Effect of dilutive stock options                                                  1,282,431                    961,170
Adjustment for nonvested common stock                                               707,685                    845,540
                                                                                 ----------                 ----------
Denominator for diluted earnings per share                                       43,656,107                 42,864,485
                                                                                 ==========                 ==========

                                      -8-

NOTE D - COMPREHENSIVE INCOME

At the beginning of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity.
SFAS No. 130 requires any revenues, expenses, gain or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net earnings, to be included in other comprehensive income.

Total comprehensive income amounted to $6,413,000 and $4,378,000 for the first quarter of 1998 and 1997, respectively, and in addition to net earnings, included foreign currency translation gains of $25,000 in 1998 and losses of $315,000 in 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF FIRST QUARTER 1998 TO FIRST
QUARTER 1997

First quarter net sales and other operating income of $148.5 million for 1998 exceeded the 1997 level by $19.2 million (14.9% increase). The Hush Puppies Company reported a $5.7 million (9.8%) increase in net sales and other operating income. The Wolverine Footwear Group contributed to the increase in quarterly net sales and other operating income adding $11.1 million (22.8%), while the Caterpillar Footwear Group continued its growth showing a $1.6 million (13.1%) increase in 1998 first quarter net sales and other operating income over the same period of 1997. The Wolverine Leathers Division reported a $0.6 million (7.0%) decrease in net sales and
other operating income from the first quarter of 1997.   The Wolverine
Slipper Group recognized a $1.5 million net sales and other operating income improvement for the first quarter of 1998 over the same period of 1997.

The Hush Puppies domestic and foreign wholesale operations' net sales and other operating income increased $4.9 million (9.8%) over first quarter 1997 levels. Other operating income from licensing operations for the Hush Puppies International Division increased $0.3 million (15.3%) in the first quarter of 1998 over the 1997 first quarter level as the global demand for the brand remains strong. The Hush Puppies Retail Division's net sales and other operating income increased $0.3 million (5.3%) for the quarter with same-store net sales down 3.1% from first quarter 1997 levels due to the sluggish retail footwear environment.

The Wolverine Footwear Group's strong performance continued during the first quarter of 1998 with the Wolverine Boots and Shoes Division reporting a $2.3 million (8.1%) increase in net sales and other operating income over the first quarter of 1997. Hy-Test[REGISTERED] Boots and Shoes reported a $1.6 million (18.9%) decrease in net sales and other operating income for the first quarter of 1998 as a result of the sale of 3 Company-owned mobile retail distribution groups during the fourth quarter of 1997. Net sales and other operating income for the Bates[REGISTERED] footwear division, including the Department of Defense contract business, improved $1.7 million (14.8%) reflecting increased penetration into military, uniform and export markets. The newly formed Wolverine Outdoor Division reported net sales and other operating income of $8.9 million for the first quarter, comprised primarily of Merrell[REGISTERED] branded footwear which was acquired in the fourth quarter of 1997.

The Caterpillar[REGISTERED] Footwear Group recognized a $1.6 million (13.1%) increase in net sales and other operating income for the first quarter of 1998 as compared to the same period of 1997. Domestically, the CAT[REGISTERED] Footwear brand continues to expand its retail distribution, while internationally it has accelerated its growth in the Pacific Rim and Latin American regions.

The Wolverine Slipper Group's net sales and other operating income increased $1.5 million for the first quarter of 1998 over the first quarter 1997 level as a result of improved customer delivery performance and a reduction in seasonal returns.

The Wolverine Leathers Division recorded a slight decrease in net sales and other operating income of $0.6 million (7.0%) from first quarter
1997; however, demand remains strong for its performance leather and sueded products.

Gross margin as a percentage of net sales and other operating income for the first quarter of 1998 was 30.9% compared to the prior year's first quarter level of 29.7%. The improvement in gross margin was primarily a result of improved initial margins and the benefit of the 1997 closure of 3 Arkansas women's shoe factories and the conversion of a New York slipper factory into a warehouse. The Hush Puppies Company reported a gross margin improvement of 3.2 percentage points in the first quarter of 1998 based primarily on the results of the domestic and foreign wholesale operations, where initial pricing improvements and manufacturing and sourcing efficiencies were achieved. The Wolverine Footwear Group experienced slightly lower gross margin percentages in the first quarter of 1998 as compared to the same period of 1997 as a result of initial investments required to position recent acquisitions and new products in both domestic and international markets. The Caterpillar Footwear Group recognized a 1% increase in gross margin for the first quarter of 1998. Gross margin gains of $0.5 million from the Wolverine Leathers Division were offset by lower gross margins of the Wolverine Slipper Group during the first quarter of 1998. Both of these businesses operate at comparable gross margin percentages that are lower than those experienced by the Company's wholesale footwear operations.

Selling and administrative expenses as a percentage of net sales and other operating income decreased to 23.3% in the first quarter of 1998 from 23.7% in the first quarter of 1997 as these costs increased $3.9 million (12.7%) to $34.6 million for the first quarter of 1998 from $30.7 million for the first quarter of 1997. Reductions in selling and administrative expenses as a percentage of net sales and other operating income occurred despite significant information system upgrades and higher distribution costs related to the leasing of temporary warehouse facilities pending the opening of a new 470,000 square foot distribution center planned for mid 1998.

Interest expense for the first quarter of 1998 was $1.7 million, compared to $1.0 million for the same period of 1997. The increase in interest expense for 1998 reflects additional borrowings on the revolving credit facility over the 1997 first quarter level resulting from the 1997 acquisition of the Merrell[REGISTERED] outdoor footwear business and increased working capital requirements associated with higher sales volume.

The 1998 first quarter effective tax rate of 33.5% increased from 32.1% for the first quarter of 1997 as a result earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

Net earnings of $6.4 million for the twelve weeks ended March 28, 1998 compared favorably to net earnings of $4.7 million for the respective period of 1997 (36.1% increase). Diluted earnings per share of $0.15 for the first quarter of 1998 compares to $0.11 for the same period of 1997. Increased net earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $11.8 million for the first quarter of 1998 compared to $29.9 million for the first quarter of 1997.
Cash of $19.2 million for the first quarter of 1998 and $34.8 million for the first quarter of 1997 was used to fund working capital requirements.
Accounts receivable of $140.4 million at March 28, 1998 reflects an increase of $14.3 million (11.4%) over the balance at March 22, 1997 and $2.3 million (1.7%) over the January 3, 1998 balance. Inventories of $160.0 million at March 28, 1998 reflect increases of $14.2 million (9.8%) and $16.1 million (11.2%) over the balances at March 22, 1998 and January 3, 1998, respectively. The 1997 acquisition of the assets of the Merrell[REGISTERED] outdoor footwear business contributed 5.6% and 2.0% of the percentage increases in accounts receivable and inventories, respectively, over the March 22, 1997 balances. Order backlog was approximately 20% higher at March 28, 1998, when compared to the previous years' first quarter, supporting the need for increased inventories to meet anticipated future demand in both wholesale and manufacturing operations. Accounts payable of $27.3 million at March

28, 1998 reflect a $4.4 million (14.0%) decrease from the $31.8 million balance at March 22, 1997 and a $3.0 million (12.4%) increase over the $24.3 million balance at January 3, 1998.

Additions to property, plant and equipment of $7.4 million in the first quarter of 1998 compares to $6.5 million reported during the same period in 1997. The majority of these expenditures are related to the construction of a new corporate business center, modernization of existing office buildings, replacement of legacy information systems, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $2.5 million in the first quarter of 1998 compares to $2.2 million in the first quarter of 1997. This increase was a result of the capital investments noted above and the amortization of goodwill related to the 1997 and 1996 acquisitions discussed below.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.4 million, of which $25.0 million, $37.0 million and $5.6 million were outstanding at March 28, 1998, January 3, 1998 and
March 22, 1997, respectively. Long-term debt, excluding current maturities, of $107.8 million at March 28, 1998 compares to $71.0 million and $89.8 million at March 22, 1997 and January 3, 1998, respectively. The increase in debt since January 3, 1998 was a result of the seasonal working capital requirements of the Company.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

The 1998 first quarter dividend declared of $.0275 per share of common stock represents approximately a 26.7% increase over the $.0217 per share declared for the first quarter of 1997. The dividend is payable May 1, 1998 to stockholders of record on April 1, 1998. Additionally, shares issued under stock incentive plans provided cash of $0.5 million in 1998 compared to $1.3 million in 1997.

The current ratio for the first quarter was 5.6 to 1.0 in 1998 compared with 4.2 to 1.0 in 1997. The Company's total debt to total capital ratio increased to .28 to 1.0 in 1998 from .24 to 1.0 in 1997.

IMPACT OF YEAR 2000

The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company discussed its plan for assessing and addressing the Year 2000 Issue as it relates to the Company in its Annual Report on Form 10-K for the fiscal year ended January 3, 1998. There have been no material changes in that information.

INFLATION

Inflation has not had a significant impact on the Company over the past three years nor is it expected to have a significant impact in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; and changes in domestic or international economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. In addition, historical operating results are not necessarily indicative of the results that may be expected for future periods.
                                      -13-

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

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 28, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

                                   WOLVERINE WORLD WIDE, INC.
                                     AND SUBSIDIARIES



MAY 12,1998                       /S/GEOFFREY B. BLOOM
Date                              Geoffrey B. Bloom
                                  Chairman and Chief Executive Officer
                                  (Duly Authorized Signatory for
                                    Registrant)



MAY 12, 1998                      /S/STEPHEN L. GULIS, JR.
Date                              Stephen L. Gulis, Jr.
                                  Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                  (Principal Financial Officer and Duly
                                    Authorized Signatory for Registrant)
























                                      -15-


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

 4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on March 28, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 27        Financial Data Schedule.