Form 10-Q
period 1998-06-20
WOLVERINE WORLD WIDE INC /DE/
filed 1998-08-04
CIK 110471

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
    For the second twelve week accounting period ended June 20, 1998

                                   OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ____________

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

  There were 43,780,097 shares of Common Stock, $1 par value, outstanding as of July 31, 1998, of which 824,147 shares are held as Treasury Stock.

                       PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                          (THOUSANDS OF DOLLARS)

                                            JUNE 20,         JANUARY 3,       JUNE 14,
                                              1998             1998             1997
                                          (UNAUDITED)        (AUDITED)       (UNAUDITED)
                                          ----------         --------        ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $    5,234     $     5,768       $         3,979
  Accounts receivable, less allowances
     June 20, 1998 - $8,151
     January 3, 1998 - $7,292
     June 14, 1997 - $6,277                  133,336         138,066               108,516
  Inventories:
     Finished products                       130,331         100,272               125,598
     Raw materials and work in process        43,040          43,562                50,147
                                          ----------     -----------       ---------------
                                             173,371         143,834               175,745

  Other current assets                        10,286          16,193                11,176
                                          ----------     -----------       ---------------
TOTAL CURRENT ASSETS                         322,227         303,861               299,416

PROPERTY, PLANT & EQUIPMENT
  Gross cost                                 179,006         163,381               140,994
  Less accumulated depreciation               77,940          73,050                70,270
                                          ----------     -----------       ---------------
                                             101,066          90,331                70,724

OTHER ASSETS                                  58,625          55,471                37,326
                                          ----------     -----------       ---------------




TOTAL ASSETS                              $  481,918     $   449,663       $       407,466
                                          ==========     ===========       ===============

See notes to consolidated condensed financial statements.

               WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                         (THOUSANDS OF DOLLARS)

                                                     JUNE 20,      JANUARY 3,      JUNE 14,
                                                       1998          1998           1997
                                                   (UNAUDITED)     (AUDITED)     (UNAUDITED)
                                                   ----------      --------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $     6,441    $     3,251     $    3,566
  Accounts payable and other accrued liabilities        45,896         57,227         57,606
  Current maturities of long-term debt                   4,417          4,417             54
                                                   -----------    -----------     ----------
TOTAL CURRENT LIABILITIES                               56,754         64,895         61,226

LONG-TERM DEBT (less current maturities)               116,258         89,847         84,235

OTHER NONCURRENT LIABILITIES                            12,029         12,491         10,129

STOCKHOLDERS' EQUITY
  Common Stock - par value $1, authorized
     80,000,000 shares; shares issued
     (including shares in treasury):
     June 20, 1998 - 43,686,126 shares
     January 3, 1998 - 43,310,718 shares
     June 14, 1997 - 42,739,721 shares                  43,686         43,311         42,739
  Additional paid-in capital                            70,202         64,912         58,457
  Retained earnings                                    203,985        190,799        163,711
  Accumulated translation adjustments                     (100)           (68)          (333)
  Unearned compensation                                 (6,731)        (4,285)        (5,353)
  Cost of shares in treasury:
     June 20, 1998   824,147 shares
     January 3, 1998   758,113 shares
     June 14, 1997   583,838 shares                    (14,165)       (12,239)        (7,345)
                                                   -----------    -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                             296,877        282,430        251,876
                                                   -----------    -----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $   481,918    $   449,663     $  407,466
                                                   ===========    ===========     ==========

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements.

                           WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS
                                          OF OPERATIONS

                     (THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE DATA)
                                           (UNAUDITED)

                                              12 WEEKS ENDED                    24 WEEKS ENDED
                                     ------------------------------    ----------------------------
                                        JUNE 20,          JUNE 14,        JUNE 20,        JUNE 14,
                                          1998              1997            1998           1997
                                     --------------     -----------    -----------      -----------
NET SALES AND OTHER
  OPERATING INCOME                   $      142,002     $   127,789     $  290,516    $    257,090

Cost of products sold                        94,270          86,972        196,887         177,884
                                     --------------     -----------     ----------    ------------
GROSS MARGIN                                 47,732          40,817         93,629          79,206

Selling and administrative expenses          32,510          28,681         67,060          59,339
                                     --------------     -----------     ----------    ------------
OPERATING INCOME                             15,222          12,136         26,569          19,867

OTHER EXPENSES (INCOME):
  Interest expense                            2,052           1,286          3,722           2,263
  Interest income                              (467)           (123)          (530)           (291)
  Other - net                                  (131)            145                            159
                                     --------------     -----------     ----------    ------------
                                              1,454           1,308          3,192           2,131
                                     --------------     -----------     ----------    ------------
EARNINGS BEFORE INCOME TAXES                 13,768          10,828         23,377          17,736

Income taxes                                  4,613           3,460          7,834           5,675
                                     --------------     -----------     ----------    ------------
NET EARNINGS                         $        9,155     $     7,368     $   15,543    $     12,061
                                     ==============     ===========     ==========    ============
EARNINGS PER SHARE:
  Basic                              $          .22     $       .18     $      .37    $        .29
                                     ==============     ===========     ==========    ============
  Diluted                            $          .21     $       .17     $      .36    $        .28
                                     ==============     ===========     ==========    ============
CASH DIVIDENDS PER SHARE             $        .0275     $     .0217     $    .0550    $      .0434
                                     ==============     ===========     ==========    ============




SHARES USED FOR NET EARNINGS
  PER SHARE COMPUTATION:
     Basic                               42,164,205      41,470,139     42,052,078      41,263,956
                                     ==============     ===========     ==========    ============
     Diluted                             43,751,263      43,542,478     43,717,789      43,435,827
                                     ==============     ===========     ==========    ============

See notes to consolidated condensed financial statements.

                            WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (THOUSANDS OF DOLLARS)
                                            (UNAUDITED)

                                                                  24 WEEKS ENDED
                                                        --------------------------------
                                                           JUNE 20,          JUNE 14,
                                                             1998              1997
                                                        ------------      --------------
OPERATING ACTIVITIES
  Net earnings                                            $   15,543      $   12,061
  Depreciation, amortization and other non-cash items          1,618           1,327
  Unearned compensation                                        1,107             575
  Changes in operating assets and liabilities:
     Accounts receivable                                       4,730          17,483
     Inventories                                             (29,537)        (58,318)
     Other current assets                                      5,907           1,492
     Accounts payable and other accrued liabilities          (11,331)        (11,102)
                                                          ----------      ----------
       NET CASH USED IN OPERATING ACTIVITIES                 (11,963)        (36,482)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                          42,765          54,003
  Payments of long-term borrowings                           (16,354)        (11,023)
  Proceeds from short-term borrowings                          7,285           2,540
  Payments of short-term borrowings                           (4,095)
  Cash dividends                                              (2,357)         (1,825)
  Proceeds from shares issued under employee stock plans         186           2,185
                                                          ----------      ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES              27,430          45,880

INVESTING ACTIVITIES
  Additions to property, plant and equipment                 (15,628)        (11,858)
  Other                                                         (373)         (2,095)
                                                          ----------      ----------
       NET CASH USED IN INVESTING ACTIVITIES                 (16,001)        (13,953)
                                                          ----------      ----------
DECREASE IN CASH AND CASH EQUIVALENTS                           (534)         (4,555)

Cash and cash equivalents at beginning of the year             5,768           8,534
                                                          ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $    5,234      $    3,979
                                                          ==========      ==========

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

           WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                June 20, 1998 and June 14, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Certain amounts previously reported in 1997 have been reclassified to conform with the presentation used in 1998.

NOTE B -- FLUCTUATIONS

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

NOTE C -- EARNINGS PER SHARE

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                                 QUARTER ENDED                YEAR-TO-DATE ENDED
                                             ------------------------     -------------------------
                                             JUNE 20,       JUNE 14,        JUNE 20,       JUNE 14,
                                               1998           1997            1998          1997
                                             ---------     ----------     ----------     ----------
Weighted average shares outstanding         42,839,279     42,113,868     42,743,458     42,008,591
Adjustment for nonvested common stock         (675,074)      (643,729)      (691,380)      (744,635)
                                            ----------     ----------     ----------     ----------
Denominator for basic earnings per share    42,164,205     41,470,139     42,052,078     41,263,956
Effect of dilutive stock options               911,984      1,428,610        974,331      1,427,236
Adjustment for nonvested common stock          675,074        643,729        691,380        744,635
                                            ----------     ----------     ----------     ----------
Denominator for diluted earnings per share  43,751,263     43,542,478     43,717,789     43,435,827
                                            ==========     ==========     ==========     ==========

NOTE D -- COMPREHENSIVE INCOME

At the beginning of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires any revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net earnings, to be included in other comprehensive income.

Total comprehensive income totalled $9,098,000 and $15,511,000, for the second quarter and year-to-date of 1998, respectively, and $7,271,000 and $11,649,000, for the second quarter and year-to-date of 1997, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $57,000 and $32,000 for the second quarter and year-to-date of 1998, respectively, and $97,000 and $412,000 for the second quarter and year-to-date of 1997, respectively.

NOTE E -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted by the Company in 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF SECOND QUARTER 1998 TO SECOND
QUARTER 1997

Second quarter net sales and other operating income of $142.0 million for 1998 exceeded the 1997 level of $127.8 million by $14.2 million (11.1%) and 1998 year-to-date net sales and other operating income of $290.5 million exceeded the 1997 year-to-date level of $257.1 million by $33.4 million (13.0%). The Hush Puppies Company reported a net sales and other operating income decrease of $4.9 million (9.0%) in the second quarter of 1998 and a $2.8 million (2.4%) increase for the year-to-date 1998 when compared to the same periods in the prior year. The Wolverine Footwear Group contributed to the increase in consolidated net sales and other operating income by increasing its net sales and other operating income by $13.6 million (27.6%) for the second quarter of 1998 and $24.0 million (24.2%) for the year-to-date 1998. The Caterpillar Footwear Group continued its growth reflecting an increase in net sales and other operating income of $.9 million (7.5%) for the second quarter of 1998 and $2.7 million (10.6%) for the year-to-date 1998 over the 1997 levels. The Wolverine Leathers Division reported a $2.2 million (14.9%) decrease in net sales and other operating income from the second quarter of 1997 and a $3.5
million (13.3%) decrease from year-to-date 1997.   The Wolverine
Slipper Group recognized a $2.6 million (64.9%) net sales and other operating income decline for the second quarter of 1998 and a $1.1 million decrease (31.1%) for the year-to-date 1998 when compared to the same periods in the prior year.

The Hush Puppies domestic and foreign wholesale operations' 1998 net sales and other operating income decreased $4.7 million (12.1%) from the 1997 second quarter level and increased $0.1 million (0.1%) over the year-to-date 1997 level. The decrease for the second quarter of 1998 was primarily the result of a planned downsizing of the Hush Puppies UK, Ltd. operations. Other operating income from the Hush Puppies International licensing operation increased $0.6 million (11.2%) for the year-to-date 1998 over the same period in 1997 reflecting continued strong global demand for the brand. The Hush Puppies Retail Division's year-to-date net sales and other operating income increased $1.0 million (6.8%) over the second quarter 1997 level, with same-store net sales down 1.8% from the second quarter of 1997 level, reflecting the sluggish demand in the retail footwear sector.

The Wolverine Footwear Group's strong performance continued with the Wolverine Boots and Shoes Division reporting a $3.3 million (11.6%) and $5.5 million (9.6%) increase in net sales and other operating income over the 1997 second quarter and year-to-date levels, respectively. Hy-Test[REGISTERED] Boots and Shoes reported a $0.7 million (9.4%) and $2.3 million (14.5%) decrease in net sales and other operating income for the second quarter and year-to-date of 1998, respectively. This was a result of the sale of four Company-owned retail and wholesale distribution groups since the second quarter of 1997. Net sales and other operating income for the Bates Footwear Division, including the Department of Defense contract business, improved $2.0 million (17.1%) for second quarter of 1998 and $3.7 million (16.0%) for the first half of 1998 over prior year levels, reflecting increased penetration into military, uniform and export markets. The newly formed Wolverine Outdoor Division, comprised of Coleman[REGISTERED] branded footwear and Merrell[REGISTERED] branded footwear which was acquired in the fourth quarter of 1997, reported net sales and other operating income of $9.6 million for the second quarter of 1998 and $18.6 million for year-to-date 1998.

The Caterpillar Footwear Group recognized a $1.0 million
(8.1%) and $2.6 million (10.6%) increase in net sales and other operating income for the second quarter and year-to-date of 1998, respectively, as compared to the same periods of 1997. Domestically, the CAT[REGISTERED] footwear brand continues to expand its retail distribution, while internationally it has accelerated its growth in the Pacific Rim and Latin American regions.

The Wolverine Slipper Group's second quarter and year-to-date 1998 net sales and other operating income decreased $2.6 million and $1.1 million, respectively, compared to the same periods in 1997, primarily as a result of a decrease in shipments of non-seasonal merchandise.

The Wolverine Leathers Division recorded a slight decrease in net sales and other operating income of $1.7 million (8.3%) from the first half of 1997 primarily as a result of the branded wholesale operations maintaining higher inventories of sueded products as compared to 1997.

Gross margin as a percentage of net sales and other operating income for the second quarter of 1998 was 33.6% compared to the prior year's second quarter level of 31.9%. Year-to-date gross margin of 32.2% for 1998 compared to 30.8% for the same period in 1997. The improvement in gross margin was primarily a result of higher initial margins, the
1997 closures of three Arkansas women's shoe factories and conversion of a New York slipper factory into a warehouse. The Hush Puppies Company's gross margin remained flat for year-to-date 1998 as compared
to 1997.   Hush Puppies UK, Ltd. reported a 5.6 percentage point
increase in gross margin for year-to-date 1998 as compared to 1997 as a result of a shift in business from lower margin concept stores to higher margin department and shoe stores. The Wolverine Footwear Group experienced a 1.0 percentage point drop in gross margin for year-to-date 1998 as compared to the same period of 1997 due to initial product development investments required to position recent acquisitions and new product launches. The Caterpillar Footwear Group recognized a 1.1 percentage point increase in gross margin for the first half of 1998 when compared to the 1997 level resulting primarily from higher initial margins in its domestic wholesale operations. Gross margin gains of $.7 million from the Wolverine Leathers Division during the first half of 1998 were mostly offset by lower gross margins experienced by the Wolverine Slipper Group.

Selling and administrative expenses of $32.5 million for the second quarter of 1998 increased $3.8 million over the 1997 second quarter level of $28.7 million and, as a percentage of net sales and other operating income, increased to 22.9% compared to the 22.4% in the second quarter of 1997. Year-to-date selling and administrative expenses for 1998 increased $7.7 million to $67.1 million from $59.3 million for the same period of 1997 and, as a percentage of net sales and other operating income, remained flat at 23.1%. The increase in selling and administrative expenses for the second quarter as a percentage of net sales and other operating income was primarily the result of investments in marketing and development for the new Harley-Davidson[REGISTERED] footwear brand, the new worldwide program for Coleman[REGISTERED] brand footwear and the sales and distribution programs for Russia.

Interest expense for the second quarter of 1998 was $2.1 million, compared to $1.3 million for the same period of 1997. Year-to-date interest expense for 1998 and 1997 was $3.7 million and $2.3 million, respectively. The increase in interest expense reflects additional borrowings on the revolving credit facility for the 1997 acquisition of the Merrell[REGISTERED] outdoor footwear business and increased working capital requirements associated with higher sales volume.

The year-to-date and second quarter effective tax rate of 33.5% for 1998 increased from 31.9% for the same periods in 1997 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

Net earnings of $9.2 million for the twelve weeks ended June 20, 1998 compared favorably to net earnings of $7.4 million for the same period in 1997 (24.3% increase). Year-to-date net earnings increased to $15.5 million in 1998 from $12.1 million for the same period of 1997 (28.9% increase). Diluted earnings per share of $0.21 for the second quarter of 1998 compares to $0.17 for the same period of 1997. Year-to-date diluted earnings per share of $0.36 compares to $0.28 for the same period of 1997. Increased net earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12.0 million in 1998 compared to $36.5 million in 1997. Cash of $30.2 million for 1998 and $50.4 million for 1997 was used to fund working capital requirements. Accounts receivable of $133.3 million at June 20, 1998 reflect an increase of $24.8 million (22.9%) over the balance at June 14, 1997 and a decrease of $4.7 million (3.4%) from the January 3, 1998
balance.   The increase in accounts receivable related primarily to
the increase in net sales and other operating income, the acquisition of the Merrell[REGISTERED] outdoor footwear business, and shipments made to the new Russian distributor. Inventories of $173.4 million at June 20, 1998 reflect a decrease of $2.4 million (1.4%) compared to the balance at June 14, 1997 and an increase of $29.5 million (20.5%)
over the balance at January 3, 1998.   Accounts payable of $16.7
million at June 20, 1998 reflect a $6.8 million (28.9%) decrease from the $23.5 million balance at June 14, 1997 and a $7.6 million (31.3%) decrease from the $24.3 million balance at January 3, 1998.

Additions to property, plant and equipment of $15.6 million in the first half of 1998 compares to $11.9 million reported during the same period in 1997. The majority of these expenditures are related to construction of a new corporate business center, modernization of existing office buildings, replacement of legacy information systems, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $5.3 million in the first half of 1998 compares to $4.7 million in the comparable period of 1997. This increase was a result of the capital investments noted above and the amortization of goodwill related to the 1997 and 1996 acquisitions discussed below.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.4 million, of which $32.7 million, $39.3 million and $38.5 million were outstanding at June 20, 1998, January
3, 1998 and June 14, 1997, respectively. Long-term debt, excluding current maturities, of $116.3 million at June 20, 1998 compares to $84.2 million and $89.8 million at June 14, 1997 and January 3, 1998, respectively. The increase in debt since January 3, 1998 was a result of the seasonal working capital requirements of the Company.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

The dividend declared in the 1998 second quarter of $.0275 per share of common stock represents approximately a 26.7% increase over the dividend declared in the second quarter of 1997 of $.0217 per share.

The dividend is payable August 3, 1998 to stockholders of record on July 1, 1998. Additionally, shares issued under stock incentive plans provided cash of $0.2 million in 1998 compared to $2.2 million in 1997.

On October 17, 1997, the Company completed the purchase of substantially all of the assets of the Merrell[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The purchase price of this acquisition was $16.3 million, of which $15.8 million was paid in cash in 1997.

During 1996, the Company completed two acquisitions, the work, safety and occupational footwear business of Hy-Test, Inc. from The Florsheim Shoe Company and the rights to and certain assets of the Hush Puppies[REGISTERED] wholesale footwear business in the United Kingdom and Ireland from British Shoe Corporation, a subsidiary of Sears Plc. The combined purchase price of these acquisitions was $31.5 million, of which $29.2 million was paid in cash in 1996. The Company has an active program to evaluate strategic business acquisitions on a global basis and may, from time to time, make additional acquisitions.

The current ratio for the second quarter was 5.7 to 1.0 in 1998 compared with 4.9 to 1.0 for the same period of 1997. The Company's total debt to total capital ratio increased to .30 to 1.0 in 1998 from
 .26 to 1.0 in 1997.


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

Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; and changes in domestic or international economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 1998, the Company held its 1998 Annual Meeting of
Stockholders. The purposes of the meeting were to elect four directors for three-year terms expiring in 2001 and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

NAME OF CANDIDATE    SHARES VOTES

     Geoffrey B. Bloom                  For                 37,356,673
                                        Authority Withheld   2,417,364
                                        Broker Non-Votes             0

     David T. Kollat                    For                 37,356,429
                                        Authority Withheld   2,417,608
                                        Broker Non-Votes             0

     David P. Mehney                    For                 37,355,367
                                        Authority Withheld   2,418,670
                                        Broker Non-Votes             0

     Timothy J. O'Donovan               For                 37,355,949
                                        Authority Withheld   2,418,088
                                        Broker Non-Votes             0

The following persons remained as directors of the Company with terms expiring in 1999: Daniel T. Carroll, Phillip D. Matthews and Paul D. Schrage. The following persons remained as directors of the Company with terms expiring in 2000: Alberto L. Grimoldi, Joseph A. Parini, Joan Parker and Elizabeth A. Sanders.

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

                                              SHARES VOTED
               For                             36,698,661
               Against                             52,040
               Abstentions                         23,561
               Broker Non-Votes                         0

                        PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in
          Exhibit 4.4 above. The amount of none of these classes of debt outstanding on June 20, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1      Employment Agreement with Geoffrey B. Bloom dated April 27, 1998.

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

                                        WOLVERINE WORLD WIDE, INC.
                                          AND SUBSIDIARIES



AUGUST 4,1998                           /S/GEOFFREY B. BLOOM
Date                                    Geoffrey B. Bloom
                                        Chairman and Chief Executive Officer
                                        (Duly Authorized Signatory for
                                           Registrant)



AUGUST 4, 1998                         /S/STEPHEN L. GULIS, JR.
Date                                   Stephen L. Gulis, Jr.
                                       Executive Vice President, Chief
                                         Financial Officer and
                                         Treasurer
                                       (Principal Financial Officer and Duly
                                         Authorized Signatory for Registrant)

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

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in
          Exhibit 4.4 above. The amount of none of these classes of debt outstanding on June 20, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1      Employment Agreement with Geoffrey B. Bloom dated April 27, 1998.

27        Financial Data Schedule.