Form 10-Q
period 1998-09-12
WOLVERINE WORLD WIDE INC /DE/
filed 1998-10-27
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
   For the third twelve week accounting period ended September 12, 1998

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

     There were 43,814,655 shares of Common Stock, $1 par value, outstanding as of October 26, 1998, of which 3,060,747 shares are held as Treasury Stock.

                       PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                          (THOUSANDS OF DOLLARS)


                                                  SEPTEMBER 12,      JANUARY 3,      SEPTEMBER 6,
                                                      1998             1998              1997
                                                   (UNAUDITED)       (AUDITED)        (UNAUDITED)
                                                  -------------      ----------      ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $  8,853         $  5,768          $  5,825
    Accounts receivable, less allowances
        September 12, 1998 - $8,621
        January 3, 1998 - $7,292
        September 6, 1997 - $5,499                   159,100          138,066           128,965
    Inventories:
        Finished products                            131,467          100,272           127,173
        Raw materials and work in process             46,067           43,562            48,412
                                                    --------         --------          --------
                                                     177,534          143,834           175,585

    Other current assets                              10,381           16,193            14,318
                                                    --------         --------          --------

TOTAL CURRENT ASSETS                                 355,868          303,861           324,693

PROPERTY, PLANT & EQUIPMENT
    Gross cost                                       184,594          163,381           149,182
    Less accumulated depreciation                     80,274           73,050            71,237
                                                    --------         --------          --------
                                                     104,320           90,331            77,945

OTHER ASSETS                                          60,881           55,471            38,824
                                                    --------         --------          --------




TOTAL ASSETS                                        $521,069         $449,663          $441,462
                                                    ========         ========          ========




See notes to consolidated condensed financial statements.

                                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED BALANCE SHEETS   CONTINUED

                                          (THOUSANDS OF DOLLARS)

                                                  SEPTEMBER 12,      JANUARY 3,      SEPTEMBER 6,
                                                      1998             1998              1997
                                                   (UNAUDITED)       (AUDITED)        (UNAUDITED)
                                                  -------------      ----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to banks                           $  7,896         $  3,251          $  2,918
   Accounts payable and other accrued liabilities     47,018           57,227            59,877
   Current maturities of long-term debt                4,417            4,417               135
                                                    --------         --------          --------
TOTAL CURRENT LIABILITIES                             59,331           64,895            62,930

LONG-TERM DEBT (less current maturities)             153,505           89,847           107,231

OTHER NONCURRENT LIABILITIES                          11,904           12,491            11,002

STOCKHOLDERS' EQUITY
   Common Stock - par value $1, authorized
      80,000,000 shares; shares issued
      (including shares in treasury):
         September 12, 1998 - 43,802,049 shares
         January 3, 1998 - 43,310,718 shares
         September 6, 1997 - 43,109,329 shares        43,802           43,311            43,109
   Additional paid-in capital                         71,324           64,912            60,508
   Retained earnings                                 213,668          190,799           171,990
   Accumulated translation adjustments                  (156)             (68)             (491)
   Unearned compensation                              (7,708)          (4,285)           (4,868)
   Cost of shares in treasury:
      September 12, 1998   1,829,147 shares
      January 3, 1998   758,113 shares
      September 6, 1997   742,226 shares             (24,601)         (12,239)           (9,949)
                                                    --------         --------          --------

TOTAL STOCKHOLDERS' EQUITY                           296,329          282,430           260,299
                                                    --------         --------          --------




TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                             $521,069         $449,663          $441,462
                                                    ========         ========          ========




(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                              WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED STATEMENTS
                                            OF OPERATIONS

                      (THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE DATA)
                                             (UNAUDITED)
                                              12 WEEKS ENDED                      36 WEEKS ENDED
                                     -------------------------------      ------------------------------
                                     SEPTEMBER 12,      SEPTEMBER 6,      SEPTEMBER 12,     SEPTEMBER 6,
                                         1998               1997              1998              1997
                                     -------------      ------------      -------------     ------------
NET SALES AND OTHER
    OPERATING INCOME                  $   164,486       $   162,246        $   455,002      $   419,336

Cost of products sold                     112,766           114,336            309,653          292,220
                                      -----------       -----------        -----------      -----------
GROSS MARGIN                               51,720            47,910            145,349          127,116

Selling and administrative expenses        33,324            31,468            100,384           90,807
                                      -----------       -----------        -----------      -----------
OPERATING INCOME                           18,396            16,442             44,965           36,309

OTHER EXPENSES (INCOME):
    Interest expense                        2,231               932              5,953            3,195
    Interest income                           (92)              116               (622)            (175)
    Restructuring charge                                      2,000                               2,000
    Other - net                                27              (135)                27               24
                                      -----------       -----------        -----------      -----------
                                            2,166             2,913              5,358            5,044
                                      -----------       -----------        -----------      -----------

EARNINGS BEFORE INCOME TAXES               16,230            13,529             39,607           31,265

Income taxes                                5,399             4,330             13,233           10,005
                                      -----------       -----------        -----------      -----------


NET EARNINGS                          $    10,831       $     9,199        $    26,374      $    21,260
                                      ===========       ===========        ===========      ===========






EARNINGS PER SHARE:
    Basic                             $       .26       $       .22        $       .63      $       .51
                                      ===========       ===========        ===========      ===========
    Diluted                           $       .25       $       .21        $       .61      $       .49
                                      ===========       ===========        ===========      ===========


CASH DIVIDENDS PER SHARE              $     .0275       $     .0217        $     .0825      $     .0651
                                      ===========       ===========        ===========      ===========

SHARES USED FOR NET EARNINGS
    PER SHARE COMPUTATION:
        Basic                          42,069,486        41,617,603         42,039,921       41,381,839
                                      ===========       ===========        ===========      ===========
        Diluted                        43,346,374        43,569,020         43,581,795       43,474,576
                                      ===========       ===========        ===========      ===========





See notes to consolidated condensed financial statements.

                                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                          (THOUSANDS OF DOLLARS)
                                               (UNAUDITED)
                                                                               36 WEEKS ENDED
                                                                       -------------------------------
                                                                       SEPTEMBER 12,      SEPTEMBER 6,
                                                                           1998               1997
                                                                       -------------      ------------
OPERATING ACTIVITIES
    Net earnings                                                         $ 26,374           $ 21,260
    Depreciation, amortization and other non-cash items                     2,746              2,987
    Unearned compensation                                                  (3,423)            (1,960)
    Restructuring charge                                                                       2,000
    Changes in operating assets and liabilities:
        Accounts receivable                                               (21,034)            (2,966)
        Inventories                                                       (33,700)           (58,158)
        Other current assets                                                5,812             (1,650)
        Accounts payable and other accrued liabilities                    (10,209)           (10,831)
                                                                         --------           --------

            NET CASH USED IN OPERATING ACTIVITIES                         (33,434)           (49,318)

FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                     85,429             85,094
    Payments of long-term borrowings                                      (21,771)           (19,037)
    Proceeds from short-term borrowings                                    11,734              5,421
    Payments of short-term borrowings                                      (7,089)            (3,529)
    Cash dividends                                                         (3,500)            (2,745)
    Purchase of common stock for treasury                                 (10,432)            (2,935)
    Proceeds from shares issued under employee stock plans                  4,973              7,957
                                                                         --------           --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                      59,344             70,226

INVESTING ACTIVITIES
    Additions to property, plant and equipment                            (21,788)           (20,712)
    Net increase in notes receivable                                         (282)            (1,014)
    Other                                                                    (755)            (1,891)
                                                                         --------           --------

            NET CASH USED IN INVESTING ACTIVITIES                         (22,825)           (23,617)
                                                                         --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            3,085             (2,709)
Cash and cash equivalents at beginning of the year                          5,768              8,534
                                                                         --------           --------

CASH AND CASH EQUIVALENTS AT END OF THE
    PERIOD                                                               $  8,853           $  5,825
                                                                         ========           ========




(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

             WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               SEPTEMBER 12, 1998 AND SEPTEMBER 6, 1997

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

NOTE C - EARNINGS PER SHARE

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                                     QUARTER ENDED                  YEAR-TO-DATE ENDED
                                               --------------------------      ---------------------------
                                                SEPT 12,        SEPT 6,         SEPT 12,         SEPT 6,
                                                  1998           1997             1998            1997
                                               -----------    -----------      -----------     -----------
Weighted average shares outstanding             42,777,021     42,246,236       42,754,646      42,087,806
Adjustment for nonvested common stock             (707,535)      (628,633)        (714,725)       (705,967)
                                               -----------    -----------      -----------     -----------
Denominator for basic earnings per share        42,069,486     41,617,603       42,039,921      41,381,839
Effect of dilutive stock options                   569,353      1,322,784          827,149       1,386,770
Adjustment for nonvested common stock              707,535        628,633          714,725         705,967
                                               -----------    -----------      -----------     -----------
Denominator for diluted earnings per share      43,346,374     43,569,020       43,581,795      43,474,576
                                               ===========    ===========      ===========     ===========

NOTE D - COMPREHENSIVE INCOME

At the beginning of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires any revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net earnings, to be included in other comprehensive income.

Total comprehensive income totaled $10,775,000 and $26,286,000 for the third quarter and year-to-date of 1998, respectively, and $9,041,000 and $20,690,000 for the third quarter and year-to-date of 1997, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $56,000 and $88,000 for the third quarter and year-to-date of 1998, respectively, and $158,000 and $570,000 for the third quarter and year-to-date of 1997, respectively.

NOTE E - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted by the Company in 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the results of operations or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF THIRD QUARTER 1998 TO THIRD
QUARTER 1997

Third quarter net sales and other operating income of $164.5 million for 1998 exceeded the 1997 level of $162.2 million by $2.3 million (1.4%) and 1998 year-to-date net sales and other operating income of $455.0 million exceeded the 1997 year-to-date level of $419.3 million by $35.7 million (8.5%). The Hush Puppies Company reported a net sales and other operating income decrease of $2.5 million (3.5%) in the third quarter of 1998 and a $0.8 million (0.4%) decrease for the year-to-date 1998 when compared to the same periods in the prior year. The Wolverine Footwear Group recorded a net sales and other operating income increase of $10.4 million (18.7%) for the third quarter of 1998 and $35.6 million (23.3%) for the year-to-date 1998 over the comparable periods of 1997. The Caterpillar Footwear Group continued its growth and reported an increase in net sales and other operating income of $1.5 million (10.8%) for the third quarter of 1998 and $4.1 million (10.7%) for the year-to-date 1998 over the comparable periods in 1997. The Wolverine Leathers Division reported a $4.6 million (48.7%) decrease in net sales and other operating income from the third quarter of 1997 and a $6.3 million (21.1%) decrease in net sales and other operating income from year-to-date 1997. The Wolverine Slipper Group recognized a $4.6 million (38.4%) net sales and other operating income decline for the third quarter of 1998 and a $5.7 million (38.7%) decrease in net sales and other operating income for the year-to-date 1998 when compared to the same periods in the prior year.

The Hush Puppies North American wholesale operations' third quarter
1998 net sales and other operating income increased $1.4 million
(3.7%) over the 1997 third quarter level and year-to-date 1998 net sales and other operating income increased $1.3 million (1.3%) over the year-to-date 1997 level. As a result of a planned change in strategic focus, the Hush Puppies U.K., Ltd. third quarter net sales and other operating income decreased $6.1 million (30.3%) from the 1997 third quarter level and 1998 year-to-date net sales and other operating income decreased $9.7 million (20.8%) compared to the same period of 1997.
Other operating income from the Hush Puppies licensing operations increased $0.9 million (11.0%) for the year-to-date 1998 over the same period in 1997, reflecting continued strong global demand for the brand. The Hush Puppies Retail Division's 1998 third quarter net sales and other operating income increased $0.6 million (6.3%) over the third quarter 1997 level and 1998 year-to-date net sales and other operating income increased $1.5 million (6.6%) over the same period of

1997. This increase is a result of additional retail locations when compared to the prior year partially offset by a 2.8% decrease in year-to-date store for store sales.

The Wolverine Boots and Shoes Division reported a decrease in net sales and other operating income for the third quarter and year-to-date in 1998 of $0.7 million (1.9%) and $4.8 million (5.3%) from the 1997 third quarter and year-to-date levels, respectively. Hy-Test Boots and Shoes reported a $1.7 million (23.4%) and $4.1 million (17.3%) decrease in net sales and other operating income for the third quarter and year-to-date of 1998 when compared to the same periods in 1997, respectively. This was a result of the sale of three Company-owned retail and wholesale distribution groups since the third quarter of 1997. Net sales and other operating income for the Bates Footwear Division, including the Department of Defense contract business, improved $2.2 million (16.4%) for third quarter of 1998 and $5.9 million (16.1%) for the year-to-date of 1998 over respective prior year levels, reflecting increased penetration into military, uniform and export markets. The newly formed Wolverine Outdoor Division, comprised of Coleman[REGISTERED] and Merrell[REGISTERED] branded footwear, reported net sales and other operating income of $9.2 million for the third quarter of 1998 and $27.7 million for year-to-date 1998. The Merrell brand was acquired in the fourth quarter of 1997 and the Company's license for the Coleman brand was expanded to a worldwide license in the third quarter of 1997.

The Caterpillar Footwear Group recognized a $1.5 million (10.8%) and $4.1 million (10.7%) increase in net sales and other operating income for the third quarter and year-to-date of 1998, respectively, as compared to the same periods of 1997. Gains in net sales and other operating income were achieved both domestically and internationally.

The Wolverine Slipper Group showed a decrease in net sales and other operating income of $4.6 million (38.4%) and $5.7 million (36.7%) for third quarter and year-to-date 1998, respectively, compared to the same periods in 1997, primarily as a result of retail customers requesting shipments closer to the selling season.

The Wolverine Leathers Division recorded a decrease in net sales and other operating income of $4.6 million (48.7%) for the third quarter of 1998 and $6.3 million (21.1%) for the year-to-date 1998 as compared to 1997. This decrease was primarily as a result of the slow down in demand for the domestic Hush Puppies sueded Classics line plus increased competition from cowhide split leather which has experienced a 25% drop in market prices.

Gross margin as a percentage of net sales and other operating income for the third quarter of 1998 was 31.4% compared to the prior year's third quarter level of 29.5%.  Year-to-date gross margin was 31.9% for
1998 compared to 30.3% for the same period in 1997. The improvement in gross margin was primarily a result of higher initial margins and the
1997 closures of three Arkansas women's shoe factories and a New York slipper factory. The Hush Puppies Company's gross margin increased 0.3 percentage points for the year-to-date 1998 as compared to the same period
in 1997.   Hush Puppies UK, Ltd. reported a 6.7 percentage point increase in gross margin for year-to-date 1998 as compared to 1997 as a result of a shift in business from lower margin concept stores to higher margin department and shoe stores. The Wolverine Footwear Group experienced a 1.3 percentage point drop in gross margin for year-to-date 1998 as compared to the same period of 1997 due to initial product development investments required to position recent acquisition of the Merrell[REGISTERED] brand and license of the Harley Davidson[REGISTERED] footwear brand and new Wolverine product launches. The Caterpillar Footwear Group recognized a 1.9 percentage point increase in gross margin for year-to-date 1998 when compared to the 1997 level resulting primarily from higher initial margins in its domestic wholesale operations. A year-to-date gross margin gain of 4.5 percentage points was recognized in the Wolverine Leathers Division, which was offset by lower gross margins experienced by the Wolverine Slipper Group.

Selling and administrative expenses of $33.3 million for the third quarter of 1998 increased $1.8 million over the 1997 third quarter level of $31.5 million and, as a percentage of net sales and other operating income, increased to 20.3% compared to the 19.4% in the third quarter of 1997. Year-to-date selling and administrative expenses for 1998 increased $9.6 million to $100.4 million in 1998 from $90.8 million for the same period of 1997 and, as a percentage of net sales and other operating income, increased to 22.1% in 1998 compared to 21.7% for 1997. The increase in selling and administrative expenses for the third quarter as a percentage of net sales and other operating income was primarily the result of expected inefficiencies related to the Howard City distribution center which opened in the third quarter of 1997 and investments in marketing and development for the new Harley-Davidson[REGISTERED] footwear brand, the new worldwide programs for Merrell[REGISTERED] and Coleman[REGISTERED] brand footwear and sales and distribution programs in Russia.

Interest expense for the third quarter of 1998 was $2.1 million, compared to $1.0 million for the same period in 1997. Year-to-date interest expense for 1998 and 1997 was $5.3 million and $3.0 million, respectively. The increase in interest expense reflects additional borrowings on the Company's revolving credit facility related to the stock repurchase program discussed below, the 1997 fourth quarter acquisition of the Merrell outdoor footwear business and increased working capital requirements associated with higher sales volume. Capitalized interest of $0.4 million in the third quarter of 1997 contributed to the difference.

The year-to-date effective tax rate of 33.4% for 1998 increased from 32.0% for the same period in 1997 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

Net earnings of $10.8 million for the twelve weeks ended September 12, 1998 compared favorably to net earnings of $9.2 million for the same period in 1997 (a 17.7% increase). Year-to-date net earnings increased to $26.4 million in 1998 from $21.3 million for the same period in 1997 (a 24.1% increase). Diluted earnings per share were $0.25 for the third quarter of 1998 compared to $0.21 for the same period of 1997. Year-to-date diluted earnings per share for 1998 $0.61 compared to $0.49 for the same period in 1997. Increased net earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $33.4 million for year-to-date in 1998 compared to $49.3 million for the same period in 1997. Cash of $59.1 million for 1998 and $73.6 million for 1997 was used to fund working capital requirements. Accounts receivable of $159.1 million at September 12, 1998 reflect an increase of $30.1 million (23.4%) over the balance at September 6, 1997 and an increase of $21.0 million (15.2%) from the January 3, 1998 balance. The increase in accounts receivable related primarily to the increase in net sales and other operating income, the acquisition of the Merrell outdoor footwear business, and shipments made to the Company's Russian distributor. Inventories of $177.5 million at September 12, 1998 reflect an increase of $1.9 million (1.1%) compared to the balance at September 6, 1997 and an increase of $33.7 million (23.4%) over the
balance at January 3, 1998.   Accounts payable and other accrued
liabilities of $47.0 million at September 12, 1998 reflect a $12.9 million (21.5%) decrease from the $59.9 million balance at September 6, 1997 and a $10.2 million (17.8%) decrease from the $57.2 million balance at January 3, 1998.

Additions to property, plant and equipment of $21.8 million for year-to-date 1998 compares to $20.7 million reported during the same period in 1997. The majority of these expenditures are related to the replacement of legacy information systems, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $8.7 million for the year-to-date 1998 compares to $6.2 million in the comparable period of 1997. This increase was a result of the capital investments noted above and the amortization of goodwill related to the 1997 and 1996 acquisitions discussed below.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.4 million, of which $27.0 million, $39.3 million and $36.0 million were outstanding at September 12, 1998, January 3, 1998 and September 6, 1997, respectively. Long-term debt, excluding current maturities, of $153.5 million at September 12, 1998 compares to $107.2 million and $89.8 million at September 6, 1997 and January 3, 1998, respectively. The increase in debt since January 3, 1998 was a result of the seasonal working capital requirements of the Company, the acquisition of Merrell and the repurchase of Company stock as discussed below.

Effective August 20, 1998, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to
2.2 million shares of common stock. The primary purpose of this stock repurchase program is to increase stockholder value. During the third quarter of 1998, the Company repurchased 1,005,000 shares of common stock at a cost of $10,432,000 under the program. Total cumulative common shares repurchased under the program were 2,136,600 as of October 26, 1998. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock.

It is expected that continued growth of the Company will require increases in capital funding over the next several years. The combination of cash flows from operations and available credit facilities are expected to be sufficient to meet future capital needs.

The Company is currently evaluating the debt components of its overall capital structure and changes may be made in that structure to maximize current interest rate conditions and improve financing flexibility.

The dividend declared in the 1998 third quarter of $.0275 per share of common stock represents approximately a 26.7% increase over the dividend declared in the third quarter of 1997 of $.0217 per share. The dividend is payable November 2, 1998 to stockholders of record on

October 1, 1998. Additionally, shares issued under stock incentive plans provided cash of $5.0 million in 1998 compared to $8.0 million in 1997.

On October 17, 1997, the Company completed the purchase of substantially all of the assets of the Merrell outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The purchase price of this acquisition was $16.3 million, of which $15.8 million was paid in cash in 1997.

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

The current ratio for the third quarter in 1998 was 6.0 to 1.0 in 1998 compared with 5.2 to 1.0 for the same period in 1997. The Company's total debt to total capital ratio increased to .36 to 1.0 in 1998 from
 .30 to 1.0 in 1997.

YEAR 2000 READINESS DISCLOSURE

The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The "Year 2000 Issue" is the result of computer programs that use two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has and continues to modify or replace portions of its software so that its computer systems and equipment will function properly with respect to dates in the year 2000 and thereafter. This modification and replacement process is being implemented by the Company's Information Systems Team and is being supervised primarily by an Executive Oversight Committee, consisting of the Chief Information Officer, internal executive management, a member of the Board of Directors and various other third parties. The Company presently believes that with planned modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if the Company fails to complete modifications required to obtain Year 2000 compliance in a timely manner or if significant suppliers or customers experience Year 2000 problems, the Year 2000 Issue could have a material adverse impact on the operations and financial condition of the Company.

The Company has completed a thorough assessment of all its existing information systems. A significant portion of the Company's Year 2000 Issues will be resolved by the installation of Year 2000 compliant information systems. The new systems are designed to handle the Company's information systems for order processing, warehousing and finance on a fully integrated enterprise-wide basis (the "Base System"). Implementation of the Base System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not Year 2000 compliant as an ancillary benefit. Year 2000 compliance for information systems not replaced by the Base System will be addressed through a combination of reprogramming and replacement. The Company is utilizing both internal and external resources to replace, reprogram and test its information systems for Year 2000 modifications. The Company anticipates completing substantially all of the modifications required for Year 2000 compliance in its information systems by mid 1999, which is prior to any anticipated impact on its operating systems, with the balance of modifications to be completed on less critical systems during the third or fourth quarters of 1999.

The Company has additionally completed a thorough assessment of all operating systems and equipment containing computer microchips that may be Year 2000 sensitive (commonly referred to as "embedded chips"). The Company is currently reviewing the assessment to identify the operating systems and equipment that is necessary or critical for continued operations. With priority given to critical items, the Company intends to test operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. The Company's owned manufacturing systems are generally Year 2000 compliant and will not require significant reprogramming or replacement. It is intended that Year 2000 modifications for critical operating systems and equipment will be completed by mid-1999, with the modification or elimination of lower priority systems and equipment to be completed during the third or fourth quarters of 1999.

The Company has initiated formal communications with significant suppliers and vendors to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 Issues. The Company has additionally received
Year 2000 communications from substantially all its material customers indicating formal attention to Year 2000 compliance. Although the Company has not received any specific indications that any significant suppliers, vendors or customers will not be Year 2000 compliant, other companies are widely resistant to providing any written or binding assurances that they will be Year 2000 compliant given the scope and uncertainties relating to Year 2000 Issues. For this reason, the Company can provide no assurance that the systems of suppliers, vendors or significant customers will be Year 2000 compliant or that the lack of Year 2000 compliance among suppliers, vendors or significant customers could not have an adverse effect on the Company's operations or sales.

To date, the Company has spent approximately $11 million for implementation of the new Base System and estimates that total costs for implementing the new Base System will approximate $20 million. To date, the Company has spent approximately $500,000 for additional assessment, reprogramming, replacement and other Year 2000 compliance issues not covered by implementation of the Base System and estimates that total costs for such items will approximate $2.5 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and Year 2000 compliance is merely an ancillary benefit, the Company will capitalize and depreciate such assets over their estimated useful lives. To the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

The Company has given consideration to the most reasonably likely worst-case Year 2000 scenarios and contingency planning to address such scenarios. Year 2000 problems may involve temporary delays in the delivery to Wolverine of footwear or raw materials used by Wolverine in manufacturing. Wolverine sources footwear from numerous vendors located in 22 countries and sources raw materials, principally leather and footwear soles, from a select group of domestic and international suppliers. The possibility that Year 2000 problems could cause the temporary failure in basic utilities, delays in transportation, interruption of electronic communications or the interruption of banking and commercial payment systems in various parts of the world is beyond the reasonable ability of the Company to assess or control. Any such events could disrupt suppliers' ability to make timely deliveries to the Company and could disrupt the Company's own operations. Although there is also the risk that suppliers may fail to completely remediate their own internal Year 2000 problems, Wolverine believes this risk is mitigated by the fact that the bulk of goods supplied to Wolverine, such as pigskins for tanning or leather footwear uppers stitched offshore, involve relatively lower levels of technology that is less susceptible to Year 2000 problems. To the extent Year 2000 problems affect vendors and suppliers, Wolverine could experience delays which in turn could adversely affect the Company's ability to fill customer orders in a timely manner resulting in a reduction or delay in Company sales and earnings.

The Company believes that any supply delays will generally be temporary in nature and that the Company can address any material delays in supply through the diversity of the Company's supplier base and Company-owned manufacturing facilities. Because the Company sources finished footwear and stitched uppers from numerous vendors throughout the world, and because this work is to a large degree interchangeable, Wolverine believes it can address any serious supplier problems by shifting orders to suppliers not experiencing significant Year 2000 problems or shifting production to Company-owned facilities as may be required. To the extent any important suppliers are unable to provide reasonable assurances of continued performance during the year 2000, Wolverine may elect to stockpile reasonable advance inventories or, because Wolverine is not dependant upon any single supplier for footwear or raw materials, may identify alternative suppliers for the goods in question.

The Company's customers consist primarily of mass merchants and footwear retailers. Although the Company's customers are subject to the general risks associated with the Year 2000, these risks may be mitigated because the Company's footwear products are not vulnerable to Year 2000 problems and because the Company's customers sell footwear in retail stores and have a relatively low degree of direct dependance upon technology that is vulnerable to Year 2000 problems. Year 2000 problems among customers could adversely affect the Company's sales and earnings. Customers are not under an obligation to purchase Company products and an inability of customers to purchase Company products arising from Year 2000 problems is beyond the ability of the Company to correct or control.

Internally, an unforseen delay in implementation of the Company's new Base System could adversely affect the Company's operations and sales and would have to be addressed by the parallel remediation of legacy information systems to support continuing operations until completion of the Base System. The Company does not believe this risk is likely because implementation of the Base System is fully on schedule to date and the Base System is scheduled for completion prior to the year 2000.

The costs and anticipated completion dates for Year 2000 modifications and the estimated impact of Year 2000 issues are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the level of Year 2000 disruptions experienced by the Company's suppliers and customers and the success of any required contingency actions, and similar uncertainties.

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

Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company;
the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; disruptions due to year 2000 problems experienced by the Company and/or its suppliers or customers; and changes in domestic or international economic conditions.

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

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibit 4.4 above. The amount of none of these classes of debt outstanding on September 12, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

27        Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on August 21, 1998 to report under Item 5, "Other Events", that on August 20, 1998, the Company's Board of Directors authorized the repurchase by the Company of up to 2,200,000 shares of the Company's common stock within the next eighteen months.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WOLVERINE WORLD WIDE, INC.
                                 AND SUBSIDIARIES



OCTOBER 27,1998               /S/ GEOFFREY B. BLOOM
Date                          Geoffrey B. Bloom
                              Chairman and Chief Executive Officer
                              (Duly Authorized Signatory for
                              Registrant)



OCTOBER 27, 1998              /S/ STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                                Officer and Treasurer
                              (Principal Financial Officer and Duly
                                Authorized Signatory for Registrant)

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

4.5 The Registrant has several classes of long-term debt instruments outstanding in addition to those described in
          Exhibit 4.4 above. The amount of none of these classes of debt outstanding on September 12, 1998 exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

27        Financial Data Schedule.