Form 10-K
period 1999-01-02
WOLVERINE WORLD WIDE INC /DE/
filed 1999-04-02
CIK 110471

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         ___________________

                              FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 2, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________

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

                       Yes __X__          No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 1, 1999: 41,002,243.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 1, 1999: $408,751,360.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 23, 1999, are incorporated by reference into Part III of this report.

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

    Consumers around the world purchased more than 38 million pairs of Company branded footwear during fiscal 1998, making the Company a global leader among U.S. shoe companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with patented technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED],
COLEMAN[REGISTERED], HY-TEST[REGISTERED], MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED]. The Company believes that its primary competitive strengths are its well recognized brand names, broad range of comfortable footwear, patented comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

    The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under three operating divisions: (i) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (ii) the CATERPILLAR[REGISTERED] Footwear Group, focusing on the CATERPILLAR[REGISTERED] product line of work and lifestyle footwear and
(iii) the Casual Footwear Group, focusing on HUSH PUPPIES[REGISTERED] brand comfortable casual shoes, slippers and moccasins under the HUSH PUPPIES[REGISTERED] brand and other private labels for third party retailers and children's footwear under various Wolverine brands. The Company's Global Operations Group is responsible for manufacturing and sourcing in support of the various Wolverine brands. The Company's footwear is distributed domestically to over 65,000 department store, footwear chain, catalog, specialty retailer and mass merchant accounts, as well as 56 Company-owned retail stores. The Company's products are distributed worldwide in 134 markets through licensees and distributors.

    The Company, through its Wolverine Leathers Division, operates a Company-owned tannery and is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of shoes. In addition, Wolverine Procurement, Inc. both performs skinning operations and purchases raw pigskins which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

    In October 1997, the Company acquired certain assets of the MERRELL[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp. The acquisition included substantially all the assets of the MERRELL[REGISTERED] hiking and rugged outdoor footwear business and global rights to the MERRELL[REGISTERED] trademark. In addition, on March 12, 1998, the Company was granted the rights to manufacture and market footwear, including motorcycle, casual, fashion, work and western footwear under the HARLEY-DAVIDSON[REGISTERED] brand. The MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] footwear businesses are operated as part of the Wolverine Footwear Group.

    For financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K. Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has one reportable operating segment, Branded Footwear. The "Branded Footwear" segment is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. The Company's "Other Businesses" category consists of the Company's retail stores, tannery and pigskin procurement operations. Financial information regarding the Company's operating segments can be found in Note J to the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

BRANDED FOOTWEAR.

    The Company manufacturers and markets a broad range of footwear styles including shoes, boots and sandals, under many recognizable brand names including HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], CATERPILLAR[REGISTERED], COLEMAN[REGISTERED], HY-TEST[REGISTERED], MERRELL[REGISTERED] and HARLEY-DAVIDSON[REGISTERED]. The Company through its wholly owned subsidiary, Wolverine Slipper Group, Inc., also manufactures constructed slippers and moccasins and markets them under the HUSH PUPPIES[REGISTERED] trademark and on a private label basis. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities.

    The Company's three branded footwear operating divisions are described below.

        1. THE WOLVERINE FOOTWEAR GROUP. The Wolverine Footwear Group is one of the world's largest work and outdoor footwear companies, encompassing multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The WOLVERINE[REGISTERED] brand, which has been in existence for 116 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the BATES[REGISTERED] and HY-TEST[REGISTERED] product lines. These products feature patented technologies and designs, such as the DURASHOCKS[REGISTERED] and DURASHOCKS SR<Trademark> systems, innovative technologies with patent applications pending such as WOLVERINE FUSION<Trademark> and the use of quality materials and components. The Wolverine Footwear Group also includes the HARLEY-DAVIDSON[REGISTERED] Footwear Division, which markets motorcycle, casual, fashion, work and western footwear through the HARLEY-DAVIDSON[REGISTERED] product line. In addition, the Wolverine Footwear Group markets hiking and outdoor shoes, boots and sandals through the MERRELL[REGISTERED] and COLEMAN[REGISTERED] product lines.

              WOLVERINE[REGISTERED] WORK AND INDUSTRIAL FOOTWEAR. The Company believes the WOLVERINE[REGISTERED] brand has built its reputation by making quality, durable and comfortable work boots and shoes. The development of DURASHOCKS[REGISTERED] technology allowed the WOLVERINE[REGISTERED] brand to introduce a broad line of work footwear with a focus on comfort and the new WOLVERINE FUSION<Trademark> technology is expected to continue the Company's tradition of comfortable work and industrial footwear. The WOLVERINE[REGISTERED]
         Work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers.

              WOLVERINE[REGISTERED] RUGGED OUTDOOR AND SPORT FOOTWEAR. The WOLVERINE[REGISTERED] rugged outdoor and sport product lines incorporate DURASHOCKS[REGISTERED], DURASHOCKS SR<Trademark> and WOLVERINE FUSION<Trademark> technology and other comfort features into products designed for rugged outdoor use. This broad product line targets active lifestyles and includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of GORE-TEX[REGISTERED], THINSULATE[REGISTERED] and the Company's performance leathers and patented DURASHOCKS[REGISTERED] technologies. In addition, the Company produces WOLVERINE[REGISTERED] brand rubber footwear, boots and waders for hunters, fishermen and farm workers.

              BATES UNIFORM FOOTWEAR. The Company's Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DURASHOCKS[REGISTERED], DURASHOCKS SR<Trademark>, COOL TECH<Trademark> and other proprietary comfort technologies in the design of its military-style boots and oxfords including the BATES[REGISTERED] ENFORCER SERIES<Trademark> footwear line. The Bates Uniform Footwear Division currently contracts with the U.S. Department of Defense and other governmental organizations to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division products are also distributed through specialty retailers and catalogs.

              HY-TEST. The HY-TEST[REGISTERED] product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HY-TEST[REGISTERED] footwear incorporates various safety features into its product lines, including steel toe footwear and electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HY-TEST[REGISTERED] brand footwear incorporates features such as FOOTRESTS[REGISTERED] comfort technology to provide comfort together with safety for working men and women. HY-TEST[REGISTERED] footwear is distributed primarily through a network of mobile truck "Shoemobiles<Trademark>" providing direct sales to workers at industrial facilities.

              HARLEY-DAVIDSON FOOTWEAR DIVISION. On March 12, 1998 the Company entered into a License Agreement with the Harley-Davidson Motor Company granting the Company the right to manufacture, market, distribute and sell footwear under the HARLEY-DAVIDSON[REGISTERED] brand in most countries of the world. The Company's rights to the HARLEY-DAVIDSON[REGISTERED] brand became effective in North America, South America and Central America in

         1998, and become effective in the remaining areas of the world at various times in the future, such that by January 1, 2000, the Company will have the exclusive right to produce and distribute HARLEY-DAVIDSON[REGISTERED] footwear in most countries of the world. HARLEY-DAVIDSON[REGISTERED] brand footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. HARLEY-DAVIDSON[REGISTERED] footwear is sold primarily through a network of 600 independent HARLEY-DAVIDSON[REGISTERED] dealerships and through department stores and specialty retailers.

              WOLVERINE OUTDOOR DIVISION.  The Wolverine Outdoor
         Division consists of the MERRELL[REGISTERED] and COLEMAN[REGISTERED] footwear brands.

              - MERRELL. The MERRELL[REGISTERED] product line, acquired by the Company in October 1997, consists primarily of technical hiking and rugged outdoor footwear designed for backpacking, day hiking and rugged every day use. MERRELL[REGISTERED] products are sold primarily through department stores, specialty retailers and catalogs.

              - COLEMAN. The Company has been granted the exclusive worldwide rights to manufacture, market, distribute and sell outdoor footwear under the COLEMAN[REGISTERED] brand. COLEMAN[REGISTERED] brand footwear products include lightweight hiking boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through specialty retailers and mass merchants.

         2. THE CATERPILLAR[REGISTERED] FOOTWEAR GROUP. The CATERPILLAR[REGISTERED] Footwear Group began operating as a separate division of the Company in 1997. Previously, the CATERPILLAR[REGISTERED] Footwear Group operated as part of the Wolverine Footwear Group. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute footwear under the CATERPILLAR[REGISTERED], CAT & DESIGN[REGISTERED], WALKING MACHINES[REGISTERED] and other trademarks. The Company believes the association with CATERPILLAR[REGISTERED] equipment enhances the reputation of its boots for quality, ruggedness and durability. CATERPILLAR[REGISTERED] brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, in 1997 the Company introduced CAT[REGISTERED] Marine Power footwear, designed for industrial and recreational marine uses. CATERPILLAR[REGISTERED] brand products target work and industrial users and active lifestyle users.

         3. THE CASUAL FOOTWEAR GROUP. The Casual Footwear Group consists of the Hush Puppies Company, Wolverine Slipper Group, Inc., and the Children's Footwear Group. Each of these groups are described below.

         THE HUSH PUPPIES COMPANY. The Company believes that the 40-year heritage of the HUSH PUPPIES[REGISTERED] brand as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire. The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the COMFORT CURVE[REGISTERED] sole and patented BOUNCE[REGISTERED] technology. HUSH PUPPIES[REGISTERED] shoes are sold to men, women and children in over 80 countries.

         WOLVERINE SLIPPER GROUP, INC. Through its wholly owned subsidiary, Wolverine Slipper Group, Inc., the Company is one of the leading suppliers of constructed slippers in the United States. Prior to 1999 these activities were operated as a division of the Company. The styling of Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. Wolverine Slipper Group, Inc., designs and manufactures constructed slippers and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, J.C. Penney, L.L. Bean, Eddie Bauer and Lands' End. In addition to its traditional line of private label slippers, the Wolverine Slipper Group also manufactures HUSH PUPPIES[REGISTERED] brand slippers.

         THE CHILDREN'S FOOTWEAR GROUP. The Children's Footwear Group was formed in 1998 to consolidate the Company's rapidly growing HUSH PUPPIES[REGISTERED] and CATERPILLAR[REGISTERED] children's footwear business with the recently started children's footwear programs for slippers and the COLEMAN[REGISTERED] and Harley-Davidison[REGISTERED] brands. The Company believes the consolidation will make possible the dedicated marketing, sourcing and sales programs that are necessary to extend the Company's high-profile, global brands into the children's footwear market segment.

OTHER BUSINESSES.

         In addition to the manufacture and marketing of the Company's footwear products that are reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly owned subsidiary Wolverine Procurement, Inc. and (iii) operates 56 domestic retail footwear stores.

         1. THE WOLVERINE LEATHERS DIVISION. The Wolverine Leathers Division produces pigskin leathers primarily for use in the footwear industry. The Wolverine Leathers Division is the largest domestic tanner of pigskin. WOLVERINE LEATHERS[REGISTERED] brand products are manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and cost advantages over cowhide leathers. The Company's waterproof, stain resistant and washable leathers are featured in many of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors.

         2. WOLVERINE PROCUREMENT, INC. Wolverine Procurement, Inc. both performs skinning operations and purchases raw pigskins from third parties, which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          3. RETAIL STORES. The Company operated 56 domestic retail shoe stores as of March 1, 1999, under two formats, consisting of factory outlet stores and one mall-based speciality store. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 55 factory outlet stores carry a large selection of first quality Company branded footwear at a discount to conventional retail prices. The regional mall-based full service, full price HUSH PUPPIES[REGISTERED] Specialty Store features a broad selection of men's and women's HUSH PUPPIES[REGISTERED] brand footwear and other Company brands and is used by the Company to test new styles and merchandising strategies.

MARKETING.

    The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market to foster a differentiated and globally consistent image for each of the Company's core footwear brands. Each footwear brand group within the Company has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, promotional materials, and sales and technical assistance.

    The Company's footwear brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance provided by the Company to its licensees and distributors are (i) direction concerning the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials, and (vi) consulting concerning retail store layout and design. The Company believes its footwear brand names provide a competitive advantage. In support of this belief, the Company has increased its expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

DOMESTIC SALES AND DISTRIBUTION.

    The Company uses a wide variety of distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses four primary distribution strategies.

    - Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Famous Footwear), specialty retailers, catalog and independent retailers, and military outlets. A dedicated sales force and customer service team, advertising and point of purchase support, and in-stock inventories are used to service these accounts.

    - Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchants and government customers.

    - First cost agreements are primarily utilized to furnish brands licensed by the Company to mass merchants on a royalty basis.

    - A network of independent SHOEMOBILE<Trademark> distributors is primarily used to distribute and sell HY-TEST[REGISTERED] brand products. The Company also distributes additional products through this independent distributor network.

     In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above.

     A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 1998.

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

INTERNATIONAL OPERATIONS AND GLOBAL LICENSING.

     The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's wholly owned operations in Canada, the United Kingdom and Russia, and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies UK, Ltd., Merrell Europe Ltd., Hush Puppies Canada and Wolverine CIS, Ltd. In addition, the Company's owned operations include Wolverine Russia, Inc., which provides operational support, marketing assistance and consulting services to promote the sale of both HUSH PUPPIES[REGISTERED] and CATERPILLAR[REGISTERED] brand footwear in Russia. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

     The Company derives royalty income from sales of Company footwear bearing the HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], HY-TEST[REGISTERED], MERRELL[REGISTERED] and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CATERPILLAR[REGISTERED], COLEMAN[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] trademarks through foreign distributors. License and distribution arrangements enable the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 1998, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 17 million pairs of footwear, a slight decrease from approximately 18 million pairs sold in fiscal 1997.

     The Company continues to develop a global network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. The licensees and distributors then purchase goods from either the Company or authorized third-party manu-facturers pursuant to a distribution agreement or manufacture branded products consistent with Company standards pursuant to a license agreement. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with general oversight provided by the Company.

MANUFACTURING AND SOURCING.

     Although approximately eighty percent of the Company's global branded footwear product line is purchased or sourced from third parties, the remainder is produced at Company-owned facilities. The Company's footwear is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, Missouri, New York, the Caribbean Basin, Costa Rica, Mexico and Canada. The Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Caribbean Basin, Costa Rica and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's domestic and Canadian facilities.

     The Company's factories each have the flexibility to produce a variety of footwear, and depart from the industry's historic practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company produces various products for both men and women in most of its domestic and international facilities, allowing the Company to respond to both market and customer-specific demand.

     The Company sources certain footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America, India and Europe. The Company maintains technical offices in the Asia-Pacific region and in Europe to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, the Company has developed its "Engagement Criteria for Partners & Sources" to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor.

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

     The Company owns and operates through its Wolverine Leathers Division, a pigskin tannery, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing leather using proprietary technology at prices below those available from other sources. The continued operation of this tannery is important to the Company's competitive position in the footwear industry.

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

TRADEMARKS, LICENSES AND PATENTS.

     The Company holds a number of registered and common law trademarks that identify its branded footwear products. The trademarks that are most widely used by the Company include HUSH PUPPIES[REGISTERED], WOLVERINE[REGISTERED], BATES[REGISTERED], WOLVERINE FUSION<Trademark>, DURASHOCKS[REGISTERED], HIDDEN TRACKS[REGISTERED], BOUNCE AND DESIGN[REGISTERED], COMFORT CURVE[REGISTERED], TRU-STITCH[REGISTERED], SIOUX MOX[REGISTERED], HY-TEST[REGISTERED], MERRELL[REGISTERED] and
FOOTRESTS[REGISTERED].   The Company has obtained the right to manufacture,
market and distribute footwear throughout most countries of the world under the CATERPILLAR[REGISTERED] HARLEY-DAVIDSON[REGISTERED] and COLEMAN[REGISTERED] trademarks pursuant to license agreements with the respective trademark owners. All of the Company's licenses are long term and extend for four or more years with renewal options. The licenses are subject to customary approval, performance and default provisions. Pigskin leather produced by the Company's Wolverine Leather Division is sold under the trademarks WOLVERINE LEATHERS [REGISTERED], WEATHER TIGHT[REGISTERED] and ALL SEASON WEATHER LEATHERS.<Trademark>

     The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the United States and other countries. The Company also holds several patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable law.

ORDER BACKLOG.

     At March 27, 1999, the Company had a backlog of orders of approximately $181 million compared with a backlog of approximately
$189 million at March 28, 1998. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 1999. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products.

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

     Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. Market shares in the footwear industry are highly fragmented and no one company has a dominant market position; however, the Company believes it is among the largest domestic manufacturers of footwear.

RESEARCH AND DEVELOPMENT.

     In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its branded footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has led to specific biomechanical design concepts, such as BOUNCE[REGISTERED], DURASHOCKS[REGISTERED] and HIDDEN TRACKS[REGISTERED] comfort technologies, that have been incorporated in the Company's footwear. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

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

EMPLOYEES.

     As of January 2, 1999, the Company had approximately 6,600 domestic and foreign production, office and sales employees. Approximately 1,731 employees were covered by eight union contracts expiring at various dates through February 11, 2002. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

ITEM 2.  PROPERTIES.

     The Company owned or leased the following offices and manufacturing facilities as of January 2, 1999:

                                                                                     OWNED         SQUARE
   LOCATION                                           TYPE OF FACILITY               LEASED        FOOTAGE
Rockford, MI                                        Administration/Sales             Owned         193,300
Jonesboro, AR                                       Administration/Sales             Leased          5,680
Malone, NY                                          Administration/Sales             Owned          11,718
New York, NY                                        Administration/Sales             Leased          3,811
Montecatine Terme, Italy                            Administration/Sales             Leased          2,800
St. Laurent, Quebec, Canada                         Administration/Sales             Leased          2,800
Saint-Sauveur-des-Monts, Quebec, Canada             Administration/Sales             Leased          1,500
Taipei, Taiwan                                      Administration/Sales             Leased          2,800
Chungli, Taiwan                                     Administration/Sales             Leased          2,800
Tai Chung, Taiwan                                   Administration/Sales             Leased          3,000
Leicester, England, United Kingdom                  Administration/Sales             Leased         13,250
Bristol, England, United Kingdom                    Administration/Sales             Leased          2,200
Moscow, Russia                                      Administration/Sales             Leased          3,800

TOTAL ADMINISTRATION/SALES                                                                         249,459

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

Jonesboro, AR                                       Manufacturing                    Leased         79,197
Jonesboro, AR                                       Manufacturing                    Owned          11,680
Monette, AR                                         Manufacturing                    Owned          18,030
Rockford, MI                                        Manufacturing                    Owned          20,833
Rockford, MI                                        Manufacturing                    Owned          19,624
Rockford, MI                                        Manufacturing                    Owned           7,790
Big Rapids, MI                                      Manufacturing                    Owned          77,626
Kirksville, MO                                      Manufacturing                    Owned         104,000
Malone, NY                                          Manufacturing                    Owned          90,664
Malone, NY                                          Manufacturing                    Owned          37,596
Malone, NY                                          Manufacturing                    Owned           8,100
Malone, NY                                          Manufacturing                    Owned          27,125



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
Santo Domingo, Dominican Republic                   Manufacturing                    Leased         54,332
Alexandria, Ontario, Canada                         Manufacturing                    Owned          28,000
Cartago, Costa Rica                                 Manufacturing                    Leased         88,308

TOTAL MANUFACTURING                                                                                919,096

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
Bombay, NY                                          Warehouse                        Owned          26,000
St. Laurent, Quebec, Canada                         Warehouse                        Leased         33,000
Moscow, Russia                                      Warehouse                        Leased          2,500

TOTAL WAREHOUSE                                                                                  1,374,307

     In addition, the Company operates its retail stores through leases with various third-party landlords. The Company believes that its current facilities are suitable and adequate to meet its anticipated needs for the next twelve months.


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

        NAME                             AGE              POSITIONS HELD WITH THE COMPANY
        ----                             ---              -------------------------------
        Geoffrey B. Bloom                57               Chief Executive Officer and Chairman
                                                             of the Board
        John Deem                        43               Executive Vice President, and President,
                                                             Casual Footwear Group
        Steven M. Duffy                  46               Executive Vice President and President,
                                                             Global Operations Group
        V. Dean Estes                    49               Vice President and President,
                                                             Wolverine Footwear Group
        Stephen L. Gulis, Jr.            41               Executive Vice President, Chief Financial
                                                             Officer and Treasurer
        Blake W. Krueger                 45               Executive Vice President, General Counsel
                                                             and Secretary
        Thomas P. Mundt                  49               Vice President of Strategic Planning and
                                                             Corporate Communications
        Timothy J. O'Donovan             53               Chief Operating Officer and President
        Nicholas P. Ottenwess            36               Corporate Controller
        Robert J. Sedrowski              49               Vice President of Human Resources
        James D. Zwiers                  31               Associate General Counsel and Assistant
                                                             Secretary

     Geoffrey B. Bloom has served the Company as Chief Executive Officer and Chairman of the Board since April 1996. From 1993 to 1996 he served the Company as President and Chief Executive Officer. From 1987 to 1993 he served the Company as President and Chief Operating Officer.

     John Deem has served the Company as Executive Vice President and President, Casual Footwear Group since July 1998. From 1996 to July 1998, he served as Vice President of Global Product Development. From 1992 to 1996 he served as Executive Vice President of Product Development and Marketing at Dexter Shoe Company.

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

     Stephen L. Gulis, Jr., has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since April 1996. From 1994 to April 1996 he served the Company as Vice President and Chief Financial Officer. From 1993 to 1994 he served the Company as Vice President of Finance and Corporate Controller, and from 1986 to 1993 he was the Vice President of Administration and Controller for The Hush Puppies Company.

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


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "WWW." The following table shows the high and low sales prices by calendar quarter for 1998 and 1997 as reported on the New York Stock Exchange. The prices shown below have been retroactively adjusted to reflect the three-for-two stock split announced in April 1997. The number of stockholders of record of common stock on March 1, 1999, was 2,230.

                                                1998                              1997
                                                ----                              ----
                                       HIGH               LOW             HIGH              LOW
                                       ----               ---             ----              ---
        1st quarter                  30 15/16            20 7/8          26 1/4           18 9/16
        2nd quarter                  29 1/4              19 7/8          27 5/8           22 11/16
        3rd quarter                  22 7/8              8 1/16          31 1/8           21 5/8
        4th quarter                  15                  8 5/8           26 3/8           19 7/16

        CASH DIVIDENDS DECLARED PER SHARE:
                                                         1998                   1997
                                                         ----                   ----
        1st quarter                                     $.0275                 $.0217
        2nd quarter                                      .0275                  .0217
        3rd quarter                                      .0275                  .0217
        4th quarter                                      .0275                  .0217

     Cash dividends declared per share for 1997 have been retroactively ad-justed to reflect the three-for-two stock split announced in April 1997. Dividends of $.03 were declared for the first quarter of fiscal 1999.

     On December 8, 1998, the Company issued 6.50% Senior Notes of the Company due on December 8, 2008, in the aggregate principal amount of $75,000,000 (the "Notes"). The Notes were sold to a limited number of institutional investors for cash pursuant to a private placement exemption from registration.

ITEM 6.  SELECTED FINANCIAL DATA.

                                FIVE-YEAR OPERATING AND FINANCIAL SUMMARY <F1>
                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        1998           1997           1996           1995          1994
                                        ----           ----           ----           ----          ----
SUMMARY OF OPERATIONS
   Net sales and other
      operating income                $669,329       $665,125        $511,029      $413,957       $387,534
   Net earnings                         41,651         41,539          32,856        24,067         16,598
   Per share of common stock:
      Net earnings<F2><F3>:
         Basic                        $   1.00       $   1.00        $    .81      $    .66       $    .48
         Diluted                           .97            .96             .76           .62            .45
      Cash dividends<F3><F4>               .11            .09             .07           .06            .05

FINANCIAL POSITION AT YEAR END

   Total assets                       $527,478       $449,663        $361,598      $283,554       $231,582
   Long-term debt                      161,650         94,264          41,309        30,678         43,786

NOTES TO FIVE-YEAR OPERATING AND FINANCIAL SUMMARY

1. This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all common stock.

3.   On April 17, 1997, July 11, 1996, April 19, 1995, and March 10, 1994,
     the Company announced three-for-two stock splits on shares of common stock outstanding at May 2, 1997, July 26, 1996, May 1, 1995, and March 21, 1994, respectively. All share and per share data have been retroactively adjusted for the increased shares resulting from these stock splits.

4. Cash dividends per share represent the rates paid by the Company on the shares outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

     Net sales and other operating income increased 0.6% to $669.3 million in 1998 as compared to $665.1 million in 1997. The Company's branded footwear businesses consist primarily of The Hush Puppies Company, the Wolverine Footwear Group (comprised of WOLVERINE[REGISTERED], HY-TEST[REGISTERED], MERRELL[REGISTERED], COLEMAN[REGISTERED], BATES[REGISTERED] and HARLEY-DAVIDSON[REGISTERED] brands), the CATERPILLAR[REGISTERED] Footwear Group, and the Wolverine Slipper Group and contributed a $10.1 million (1.7%) increase in 1998 net sales and other operating income, while the Company's other business units (Hush Puppies Retail Division and Wolverine Leathers Division) reported a $5.9 million (7.7%) decline in net sales and other operating income in 1998 compared to 1997.

     The Hush Puppies Company reported a $29.8 million (13.0%) decline in 1998 net sales and other operating income, while the Wolverine Footwear Group contributed $33.6 million (13.8%) of additional net sales and other operating income in 1998 as compared to 1997. The Caterpillar Footwear Group recorded a $1.8 million (2.8%) decrease in 1998 net sales and other operating income compared to 1997. Net sales and other operating income of the Wolverine Slipper Group decreased $1.9 million (4.5%) for 1998 compared to the prior year. The Company acquired Sivan-Co. Limited in the fourth quarter of 1998 and established a wholesale footwear operation in Russia that contributed $5.0 million to net sales and other operating income in 1998.

     The Hush Puppies U.S. wholesale operations' net sales and other operating income decreased $12.7 million (9.3%) from the 1997 level primarily as the result of decreased demand for the HUSH PUPPIES[REGISTERED] Classics line. Net sales and other operating income related to Hush Puppies international licensing increased $0.6 million (5.3%) in 1998 over 1997 levels, highlighted by gains from licensees in Japan, Mexico, Central America, India and Australia. The Hush Puppies U.K.

wholesale operation's 1998 net sales and other operating income decreased $18.7 million (29.7%) from 1997 as a result of the planned reduction in the specialty store segment of its distribution channel. Net sales and other operating income in the Hush Puppies Canadian wholesale operation increased $1.0 million (5.8%) in 1998 compared to 1997.

     The Wolverine Footwear Group reported record net sales and other operating income in 1998 despite unseasonably warm weather during the key boot selling season. The Wolverine Boots and Shoes Division reported a $1.5 million (1.1%) increase in net sales and other operating income over 1997 as the fourth quarter introduction of the new WOLVERINE FUSION<Trademark> durable comfort technology received favorable acceptance in the market place. Net sales and other operating income related to international licensing decreased $0.3 million (16.2%) in 1998 compared to the prior year. Hy-Test Boots and Shoes experienced a $3.8 million (10.3%) decrease in net sales and other operating income from 1997 primarily related to the sale of five Company-owned distribution units over the last eighteen months. The MERRELL[REGISTERED] outdoor footwear business, which was acquired in the fourth quarter of 1997, contributed $23.9 million to the increase in net sales and other operating income in 1998 over 1997, while HARLEY-DAVIDSON[REGISTERED] brand footwear, manufactured under a license acquired in 1998, began shipping in the third quarter of 1998 and contributed $6.0 million to net sales and other operating income. COLEMAN[REGISTERED] brand footgear contributed an additional $6.0 million in net sales and other operating income to 1998 results as compared to 1997. Net sales and other operating income for BATES[REGISTERED] brand footwear, including shipments to the United States Department of Defense, remained flat in 1998 compared to 1997.

     The CATERPILLAR[REGISTERED] Footwear Group recognized a $1.8 million (2.8%) decrease in 1998 net sales and other operating income from the 1997 level. The U.S. wholesale operation reported a $3.7 million (8.3%) drop in net sales and other operating income which was related primarily to unfavorably warm weather in the fourth quarter of 1998 and difficult retail market conditions. International royalty revenue continued to grow, reflecting a $1.9 million (10.2%) increase over 1997 in net sales and other operating income for 1998.

     The Wolverine Slipper Group's net sales and other operating income decreased $1.9 million (4.5%) compared to the level recorded in 1997. The Wolverine Slipper Group, which historically ships the majority of its products in the fourth quarter, was particularly hard hit by the second unseasonably warm winter in a row.

     The Hush Puppies Retail Division's net sales and other operating income increased $1.2 million (3.4%) in 1998 compared to 1997; however, same-store net sales declined 3.7%.

     The Wolverine Leathers Division recorded a net sales and other operating income decrease of $7.1 million (17.5%) in 1998 as compared to 1997. The decrease relates primarily to reduced demand for the HUSH PUPPIES[REGISTERED] Classics suede product line. In addition, during 1998 the price of cowhide leather decreased making it a cost-effective alternative to pigskin supplied by this business unit.

     Gross margin as a percentage of net sales and other operating income increased to 31.8% in 1998 from 30.7% in 1997. Gross margin dollars increased $8.5 million (4.2%) in 1998 to $212.6 million as compared to $204.1 million in 1997. The gross margin percentage of the branded footwear businesses increased to 31.0% in 1998 from 30.4% in 1997. The Hush Puppies Company reported a gross margin percentage in 1998 that was comparable with 1997 as improved margins in the Hush Puppies U.K. wholesale operation were offset by increased seasonal markdowns experienced by the U.S. wholesale operation. The Wolverine Footwear Group experienced a 0.5 percentage point increase in gross margins in 1998 compared to 1997 due primarily to the higher initial gross margins on MERRELL[REGISTERED] brand products. The CATERPILLAR[REGISTERED] Footwear Group reported an improved gross margin percentage in 1998 compared to 1997 as a result of higher international royalties, which positively impacts the gross margin percentage. Additionally, the Wolverine Slipper Group experienced a 3.3% margin improvement primarily reflecting efficiencies resulting from the 1997 factory restructuring that was fully implemented in 1998 and the elimination of unprofitable product lines. Gross margins for the other business units increased from 33.0% in 1997 to 37.9% in 1998 primarily as a result of improved labor efficiencies and lower raw material costs experienced in the Wolverine Leathers Division.

     Selling and administrative expenses as a percentage of net sales and other operating income increased to 21.4% in 1998 from 20.6% in 1997 as these costs increased $6.2 million (4.6%) to $143.4 million in 1998 from $137.2 million in 1997. The increase in selling and administrative expenses as a percentage of net sales and other operating income resulted primarily from costs associated with the start up of the new 350,000 square foot Howard City distribution center, increased media advertising spending on the Company's core brands and increased investments in branded marketing and operations related to various new business initiatives, including the HARLEY-DAVIDSON[REGISTERED], MERRELL[REGISTERED] and COLEMAN[REGISTERED] footwear brands and the Russian footwear distribution operations.

     Net interest expense of $7.3 million was $2.7 million (58.7%) greater in 1998 than the 1997 level of $4.6 million. The increase in net interest expense for 1998 reflects additional borrowings on the Company's revolving credit facility to support the repurchase of 2.3 million shares of the Company's common stock during 1998, the 1997 fourth quarter acquisition of the MERRELL[REGISTERED] outdoor footwear business and increased working capital requirements in 1998 as compared to 1997.

     The 1998 effective tax rate of 32.6% increased from 32.0% in 1997 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings.

     Net earnings of $41.7 million for 1998 reflect a 0.3% increase over net earnings of $41.5 million reported for 1997. Diluted earnings per share for 1998 were $0.97 compared to $0.96 in 1997. Basic earnings per share of $1.00 were reported for both 1998 and 1997. Increased net earnings are primarily a result of the items noted above.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996

     Net sales and other operating income increased 30.2% to $665.1 million during 1997 from $511.0 million in 1996. The Company's branded footwear businesses contributed a $133.5 million (29.3%) increase in 1997 net sales and other operating income, while the Company's other business units reported a $20.6 million (36.8%) increase in net sales and other operating income in 1997 compared to 1996.

     The Hush Puppies Company had a $59.4 million (35.0%) increase in 1997 net sales and other operating income, while the Wolverine Footwear Group contributed $42.9 million (24.4%) of additional net sales and other operating income in 1997 as compared to 1996. The CATERPILLAR[REGISTERED] Footwear Group continued its strong growth rate showing a $24.9 million (63.7%) increase in 1997 net sales and other operating income over 1996. Net sales and other operating income of the Wolverine Slipper Group were flat for 1997 as compared to the prior year.

     The Hush Puppies U.S. wholesale operations' net sales and other operating income increased $16.6 million (13.7%) over the 1996 level as a result of the continued popularity of the HUSH PUPPIES[REGISTERED] Classics product line. Net sales and other operating income related to Hush Puppies international licensing increased $1.3 million (12.1%) in 1997 over 1996 levels, reflecting solid growth rates throughout the world. The Hush Puppies U.K. wholesale operation, which was acquired at the end of the third quarter of 1996, had a $36.4 million increase over its four months of 1996 operations.

     The Wolverine Footwear Group continued its strong performance in 1997 as the Wolverine Boots and Shoes Division reported a $22.8 million (19.0%) increase in net sales and other operating income over 1996. Hy-Test Boots and Shoes, which was acquired near the end of the first quarter of 1996, had a $12.1 million (49.4%) increase over its nine months of 1996 operations. BATES[REGISTERED] footwear net sales and other operating income improved $4.3 million (14.8%) in 1997 over 1996 reflecting increased penetration into military, uniform and export markets. The

MERRELL[REGISTERED] outdoor footwear business was acquired in the fourth quarter of 1997 and contributed marginally to net sales and other operating income.

     The CATERPILLAR[REGISTERED] Footwear Group recognized a $24.9 million (63.7%) increase in 1997 net sales and other operating income over 1996. Domestically, the CAT[REGISTERED] footwear brand continued to gain momentum as approximately 800 new specialty and department store customers were added in 1997. Internationally, the brand continued to show solid growth gains in the United Kingdom and Europe and accelerated its growth in the Pacific Rim and Latin American regions.

     The Wolverine Slipper Group's net sales and other operating income was 1.0% above the level recorded in 1996. Higher sales of HUSH
PUPPIES[REGISTERED] branded slippers offset lower sales of private branded products in 1997.

     The Hush Puppies Retail Division's net sales and other operating income increased $6.1 million (20.2%) in 1997 with same-store net sales and other operating income improving 7.9%.

     The Wolverine Leathers Division recorded a significant net sales and other operating income improvement of $14.5 million (56.1%) in 1997 with both licensee and domestic accounts contributing to the increase. The 1997 performance represented the fourth consecutive year of net sales and other operating income increases for the division. Strong demand for performance leather and sueded products continued to drive volume increases.

     Gross margin as a percentage of net sales and other operating income increased to 30.7% in 1997 from 30.5% in 1996. The gross margin percentage of the branded footwear businesses increased to 30.4% in 1997 from 29.9% in 1996. Gross margin dollars increased $48.3 million (31.0%) in 1997 to $204.1 million as compared to $155.8 million in 1996. The gross margin improvement was primarily generated by The Hush Puppies Company where the Hush Puppies U.S. wholesale operation reported a gross margin improvement of 4.3 percentage points in 1997 related primarily to initial pricing improvements and manufacturing and sourcing efficiencies. The 1997 improvement in gross margin percentage by The Hush Puppies Company was tempered to some degree by the increased net sales and other operating income of the Hush Puppies U.K. wholesale operation, which operates at lower gross margin levels than comparable U.S. operations. The Wolverine and CATERPILLAR[REGISTERED] Footwear Groups experienced slightly lower gross margin percentages in 1997 as compared to 1996 as a result of initial investments required to position recent acquisitions and new products in both domestic and international markets. The Wolverine Slipper Group experienced lower gross margins as a percentage of net sales and other operating income due to a decline in factory efficiencies. Gross margins for the Company's other businesses declined slightly as a percentage of net sales and other operating income as a result of strong growth of the Wolverine Leathers Division which operates at lower gross margins than the Hush Puppies' Retail Division.

     Selling and administrative expenses as a percentage of net sales and other operating income decreased to 20.6% in 1997 from 21.0% in 1996 as these costs increased $29.7 million (27.6%) to $137.2 million in 1997 from $107.5 million in 1996. Excluding the 1997 acquisition of the MERRELL[REGISTERED] outdoor footwear business and the 1996 acquisitions of Hy-Test and Hush Puppies (U.K.) Ltd., selling, advertising and distribution costs increased $15.4 million or 21.4% during 1997. The reduction in selling and administrative expenses as a percentage of net sales and other operating income occurred despite increased investments in branded marketing initiatives, significant information system up-grades, higher profit sharing provisions and costs associated with employee performance incentive plans.

     Net interest expense of $4.6 million was $3.0 million greater in 1997 than the 1996 level of $1.6 million. The increase in net interest expense for 1997 reflects additional borrowings on the revolving credit facility over the 1996 level resulting from the 1997 acquisition of the MERRELL[REGISTERED] outdoor footwear business and increased working capital requirements associated with higher sales volume. Additionally, proceeds from the November 1995 equity offering provided cash, which resulted in lower average borrowings for the first quarter of 1996.

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

     Net earnings of $41.5 million for 1997 reflect a 26.4% increase over net earnings of $32.9 million reported for 1996. Diluted earnings per share for 1997 were $0.96 compared to $0.76 in 1996. Basic earnings per share of $1.00 and $0.81 were reported for 1997 and 1996, respectively. Increased net earnings are primarily a result of the items noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4.5 million in 1998 compared to $0.2 million in 1997. Cash of $54.7 in 1998 and $52.6 million in 1997 was used to fund working capital requirements. Accounts receivable of $152.1 million at January 2, 1999 reflect a $14.0 million (10.2%) increase over the $138.1 million balance at January 3, 1998. Inventories of $167.0 million at January 2, 1999 increased by $23.2 million (16.1%) over the $143.8 million balance at January 3, 1998. More than half of the increase in inventories is attributable to new business initiatives, including the HARLEY-DAVIDSON[REGISTERED], MERRELL[REGISTERED] and COLEMAN[REGISTERED] brand initiatives and the acquisition of a wholesale footwear operation in Russia. As of year-end 1998, the Company's backlog was 13.0% below the prior year's levels, and plans are in place to reduce inventory levels to meet the Company's expected future customer demand. Accounts payable of $14.9 million at January 2, 1999 reflects a $9.4 million (38.6%) decrease from the $24.3 million balance at January 3, 1998. The decrease in accounts payable is primarily attributable to the timing of 1998 year-end payments compared to 1997.

     Additions to property, plant and equipment of $32.4 million in 1998 compare to $35.4 million reported in 1997. The replacement of legacy information systems accounted for $15.1 million of the 1998 additions. Other expenditures were related to the completion of the new corporate business center, modernization of existing office buildings, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing operations. Depreciation and amortization expense of $13.0 million in 1998 compares to $9.2 million in 1997. This increase resulted from the capital investments noted above and the amortization of goodwill related to the 1998 and 1997 acquisitions discussed below.

     The Company maintains short-term borrowing and commercial letter-of-credit facilities of $68.4 million, of which $30.1 million and $37.0 million were outstanding at the end of 1998 and 1997, respectively. Long-term debt, including current maturities of $161.7 million at the end of 1998 increased $67.4 million from the $94.2 million balance at the end of 1997. The increase in debt primarily resulted from seasonal working capital requirements and the repurchase of 2.3 million shares of the Company's common stock as discussed below.

     Effective August 20, 1998, the Company's Board of Directors approved and the Company executed a common stock repurchase program totalling 2.2 million shares of common stock. The primary purpose of this stock repurchase program was to take advantage of the low market price relative to management's assessment of the future prospects of the business and its corresponding favorable effect on stockholder value. The total cost of shares repurchased under this program totaled $23.0 million, averaging $10.25 per share. In addition, the Company repurchased in the ordinary course of business 0.1 million shares of common stock at a total cost of $1.9 million.

     It is expected that continued Company growth will require increases in capital funding over the next several years. In the first quarter of 1998, the Company renegotiated its long-term revolving debt agreement and increased the amount available under its domestic credit facilities from $100 million to $150 million. The Company's subsidiary in the United Kingdom has a $17.2 million, three-year variable rate revolving credit agreement expiring in January 2000 to support its working capital requirements. In addition, the Company issued $75 million of senior debt during the fourth quarter of 1998 and used the proceeds to reduce outstanding borrowings under its revolving credit facility. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs.

     The Company declared dividends of $4.6 million in 1998, or $0.11 per share, which reflects a 25.3% increase over the $3.7 million, or $0.09 per share declared in 1997. Additionally, shares issued under stock incentive plans provided cash of $4.1 million in 1998 compared to $8.9 million during 1997.

     On September 29, 1998, the Company acquired certain assets and assumed bank debt in the amount of $4.1 million of Sivan-Co Limited, a Russian wholesale distributor of Hush Puppies and Caterpillar branded footwear, in exchange for the forgiveness of $7.3 million in trade accounts receivable that were due to the Company.

     On October 17, 1997, the Company completed the purchase of substantially all of the assets of the MERRELL[REGISTERED] outdoor footwear business from the Outdoor Division of Sports Holdings Corp for $15.8 million and a $0.5 million note payable.

     The current ratio at year-end was 6.7 to 1.0 in 1998 compared to 4.7 to 1.0 at year-end 1997. The Company's total debt to total capital ratio increased to .36 to 1.0 in 1998 from .26 to 1.0 in 1997.

MARKET RISK DISCLOSURE

     The Company has assets, liabilities and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. A substantial portion of inventory sourced from foreign countries is purchased in U.S. dollars and is accordingly not subject to exchange rate fluctuations. Similarly, revenues from products sold in foreign countries under licensing and distribution arrangements are denominated in U.S. dollars. As a result, the Company does not engage in forward foreign exchange or other similar contracts to reduce its economic exposure to changes in exchange rates as the associated risk is not considered significant.

     Assets and liabilities outside the United States are primarily located in Canada, the United Kingdom and Russia. The Company's investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. Foreign currency risk related to the Company's operations in Russia, whose economy is presently considered to be hyperinflationary, is limited as substantially all transactions are denominated in the U.S. dollar. As a result of current uncertainty regarding the stability of the Russian economy, the Company is presently limiting additional capital investment in Russia. At January 2, 1999, the Company's net investment in Russia was approximately $14.0 million.

     Because the Company markets, sells and licenses its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

     The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company maintains a significant percentage of fixed-rate debt (62% at January 2, 1999) to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest swap or similar hedging arrangements to fix interest rates, but in 1998 entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior debt.

     The table that follows provides principal cash flows and related interest rates of the Company's short and long-term debt by fiscal year of maturity. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted average rates of the portfolio at January 2, 1999.

----------------------------------------------------------------------------------------------------------
                                                                                 THERE-             FAIR
 (MILLIONS OF DOLLARS)               1999     2000    2001    2002      2003     AFTER     TOTAL    VALUE
----------------------------------------------------------------------------------------------------------
DENOMINATED IN U.S. DOLLARS:
   Fixed Rate                        $4.8     $4.2    $4.3    $15.0     $15.0    $57.9     $101.2    $99.6
   Average Interest Rate              7.8%     7.8%    7.8%     6.9%      6.9%     6.6%

   Variable Rate                                     $59.0                                  $59.0    $59.0
   Average Interest Rate                               6.7%

DENOMINATED IN CANADIAN DOLLARS:
   Variable Rate                     $4.5                                                    $4.5     $4.5
   Average Interest Rate              7.1%

DENOMINATED IN BRITISH STERLING:
   Variable Rate                     $1.8     $1.7                                           $3.5     $3.5
   Average Interest Rate              7.0%     7.0%

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

YEAR 2000 READINESS DISCLOSURE

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

     The Company has and continues to modify or replace portions of its software so that its computer systems and equipment will function properly with respect to dates in the year 2000 and thereafter. This modification and replacement process is being implemented by the Company's Information Systems Team under a general remediation strategy developed by an Executive Oversight Committee, consisting of internal executive management, a member of the Board of Directors and various other third parties. The Company presently believes that with planned modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if the Company fails to complete modifications required to obtain Year 2000 compliance in a timely manner or if significant suppliers or customers experience Year 2000 problems, the Year 2000 Issue could have a material adverse impact on the operations and financial condition of the Company.

     The Company has completed a thorough assessment of all its existing information systems. A significant portion of the Company's Year 2000
Issues will be resolved by the installation of Year 2000 compliant information systems. The new systems are designed to manage order processing, warehousing and finance on a fully integrated enterprise-wide basis (the "Base System"). Implementation of the Base System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not Year 2000 compliant as an ancillary benefit. Year 2000 compliance for information systems not replaced by the Base System, including manufacturing and raw material inventory systems, will be addressed through a combination of reprogramming and replacement. The Company is utilizing both internal and external resources to replace, reprogram and test its information systems for Year 2000 modifications. The Company anticipates implementation of the Base System to be substantially complete by mid-1999 and anticipates reprogramming and replacement efforts for Year 2000 compliance in its information systems to be substantially complete by the end of third quarter 1999, which is prior to any anticipated impact on its operating systems, with the balance of modifications to be completed on less critical systems during the fourth quarter of 1999.

     The Company has also completed a thorough assessment of all operating systems and equipment containing computer microchips that may be Year 2000 sensitive (commonly referred to as "embedded chips"). With priority given to critical items, the Company intends to test operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. Company-owned manufacturing systems are generally Year 2000 compliant and will not require significant reprogramming or replacement. It is intended that Year 2000 modifications for critical operating systems and equipment will be completed by mid-1999, with the modification or elimination of lower priority systems and equipment to be completed during the third and fourth quarters of 1999.

     The Company has initiated formal communications with significant suppliers and vendors to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 Issues. The Company has also received Year 2000 communications from substantially all its significant customers indicating formal attention to Year 2000 Issues. Although the Company has not received any specific indications that any significant suppliers, vendors or customers will not be Year 2000 compliant, other companies are widely resistant to providing any written or binding assurances that they will be Year 2000 compliant given the scope and uncertainties relating to Year 2000 Issues. For this reason, the Company can provide no assurance that the systems of suppliers, vendors or significant customers will be Year 2000 compliant or that the lack of Year 2000 compliance among suppliers, vendors or significant customers could not have an adverse effect on the Company's operations or financial condition.

     To date, the Company has spent approximately $14.0 million for implementation of the new Base System and estimates that total costs for implementing the new Base System will approximate $20.0 million. The Company has also spent approximately $0.7 million to date for additional assessment, reprogramming, replacement and other Year 2000 compliance issues not covered by implementation of the Base System and estimates that total costs for such items will approximate $2.5 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and Year 2000 compliance is merely an ancillary benefit, the Company capitalizes and depreciates such assets over their estimated useful lives. To the extent that Year 2000 costs do not qualify as capital investments, the Company will expense such costs as incurred.

     The Company has given consideration to the most reasonably likely worst-case Year 2000 scenarios and contingency planning to address such scenarios. Year 2000 problems may involve temporary delays in the delivery to the Company of footwear or raw materials used in manufacturing operations. The Company sources footwear from numerous vendors located in 22 countries and sources raw materials, principally leather and footwear soles, from a select group of domestic and international suppliers. The possibility that Year 2000 problems could cause the temporary failure in basic utilities, delays in transportation, interruption of electronic com-munications or the interruption of banking and commercial payment systems in various parts of the world is beyond the reasonable ability of the Company to assess or control. Any such events could disrupt suppliers' ability to make timely deliveries to the Company and could disrupt the Company's own operations. Although there is also the risk that suppliers may fail to completely remediate their own internal Year 2000 problems, the Company believes this risk is mitigated by the fact that the bulk of its supplied goods, such as pigskins for tanning or leather footwear uppers stitched offshore, involve relatively lower levels of technology that are less susceptible to Year 2000 problems. To the extent Year 2000 problems affect vendors and suppliers, the Company could experience delays which in turn could adversely affect its ability to fill customer orders in a timely manner resulting in a reduction or delay in Company sales and earnings.

     The Company believes that any supply delays will generally be temporary in nature and that the Company can address any material delays in supply through the diversity of its supplier base and owned manufacturing facilities. Because the Company sources finished footwear and stitched uppers from numerous vendors throughout the world, and because this work is to a large degree interchangeable, management believes it can address any serious supplier problems by shifting orders to suppliers not experiencing significant Year 2000 Issues or shifting production to Company-owned facilities as may be required. To the extent any important suppliers are unable to provide reasonable assurances of continued performance during the Year 2000, the Company may elect to accumulate reasonable advance inventories or, because the Company is not dependent upon any single supplier for footwear or raw materials, may identify alternative suppliers for the goods in question.

     The Company's customers consist primarily of mass merchants and footwear retailers. Although the Company's customers are subject to the general risks associated with the Year 2000, these risks may be mitigated because the Company's footwear products are not vulnerable to Year 2000 Issues and because the Company's customers sell footwear in retail stores and have a relatively low degree of direct dependence upon technology that is vulnerable to Year 2000 Issues. Year 2000 problems among customers could adversely affect the Company's sales and earnings. Customers are not under an obligation to purchase Company products and an inability of customers to purchase Company products arising from Year 2000 problems is beyond the ability of the Company to correct or control.

     Internally, an unforseen delay in implementation of the Company's new Base System could adversely affect the Company's operations and sales and would have to be addressed by the parallel remediation of legacy information systems to support continuing operations until completion of the Base System. Additionally, any delay in the reprogramming and replacement of manufacturing or raw material inventory related systems could also adversely affect the Company's operations and sales. The Company does not currently believe these risks are likely because implementation of the Base System and the reprogramming and replacement efforts are scheduled for completion prior to the Year 2000.

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

     This Year 2000 Readiness Disclosure is in part based upon and repeats information provided to the Company by outside sources, including certain customers, suppliers, outside consultants and other business partners and certain manufacturers, vendors and licensors of the Company's software, hardware and other systems and equipment. Although the Company believes this outside information is accurate, the Company is not the original source of this outside information and has not independently verified the information.

INFLATION

     Inflation has not had a significant effect on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The response to this item is set forth under the caption "MARKET RISK DISCLOSURE" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is here incorporated by reference.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 22, 1999, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following
Item 4 of Part I above.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements and
Termination of Employment and Change in Control Arrangements," and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement of the Company dated March 22, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 22, 1999, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 22, 1999, are incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
8-K.

     ITEM 14(a)(1).  FINANCIAL STATEMENTS.   Attached as Appendix A.

     The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

     -    Consolidated Balance Sheets as of January 2, 1999, and January 3,
          1998.

     - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended January 2, 1999, January 3, 1998, and December 28, 1996.

     - Consolidated Statements of Operations for the Fiscal Years Ended January 2, 1999, January 3, 1998, and December 28, 1996.

     - Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 1999, January 3, 1998, and December 28, 1996.

     -    Notes to Consolidated Financial Statements as of January 2, 1999.

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


     ITEM 14(a)(3).  EXHIBITS.

     The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                        DOCUMENT
------                        --------

 3.1      Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

 3.2      Amended and Restated By-laws.

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

 4.5 Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008.

 4.6 Amendment No. 1 dated as of January 8, 1998, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent.

 4.7 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4 and 4.5 above. The amount of none of these classes of debt outstanding on March 2, 1998, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Stock Option Plan of 1979, and amendment.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.2 1993 Stock Incentive Plan.<F*> Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

EXHIBIT
NUMBER                        DOCUMENT
------                        --------

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

10.5 Employees Pension Plan.<F*> Previously filed as Exhibit 10.5 to the Company's annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.6 Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.<F*>

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

10.10     Executive Severance Agreement.<F*>  Previously filed as Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

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

EXHIBIT
NUMBER                        DOCUMENT
------                        --------

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

EXHIBIT
NUMBER                        DOCUMENT
------                        --------

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


     ITEM 14(b).  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended January 2, 1999.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLVERINE WORLD WIDE, INC.


Dated: April 2, 1999                By:/S/STEPHEN L. GULIS, JR.
                                      Stephen L. Gulis, Jr.
                                      Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Financial
                                        and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                         DATE


*/S/GEOFFREY B. BLOOM         Chief Executive Officer       April 2, 1999
Geoffrey B. Bloom             and Chairman of the Board
                              of Directors


*/S/TIMOTHY J. O'DONOVAN      President and  Director       April 2, 1999
Timothy J. O'Donovan


/S/STEPHEN L. GULIS, JR.      Executive Vice President,     April 2, 1999
Stephen L. Gulis, Jr.         Chief Financial Officer and
                              Treasurer (Principal
                              Financial and Accounting
                              Officer)


*/S/DANIEL T. CARROLL         Director                      April 2, 1999
Daniel T. Carroll


*/S/DONALD V. FITES           Director                      April 2, 1999
Donald V. Fites

*/S/ALBERTO L. GRIMOLDI       Director                      April 2, 1999
Alberto L. Grimoldi


*/S/DAVID T. KOLLAT           Director                      April 2, 1999
David T. Kollat


*/S/PHILLIP D. MATTHEWS       Director                      April 2, 1999
Phillip D. Matthews


*/S/DAVID P. MEHNEY           Director                      April 2, 1999
David P. Mehney


*/S/JOSEPH A. PARINI          Director                       April 2, 1999
Joseph A. Parini


*/S/JOAN PARKER               Director                       April 2, 1999
Joan Parker


*/S/ELIZABETH A. SANDERS      Director                       April 2, 1999
Elizabeth A. Sanders


*/S/PAUL D. SCHRAGE           Director                       April 2, 1999
Paul D. Schrage


*BY/S/STEPHEN L. GULIS, JR.
Stephen L. Gulis, Jr.
Attorney-in-Fact

                                APPENDIX A

WOLVERINE WORLD WIDE, INC.

CONSOLIDATED BALANCE SHEETS
                                                                            AS OF FISCAL YEAR END
(THOUSANDS OF DOLLARS)                                                      1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  6,203          $  5,768
   Accounts receivable, less allowances
      (1998-$5,896; 1997-$7,292)                                           152,110           138,066
   Inventories:
      Finished products                                                    113,923           100,272
      Raw materials and work-in-process                                     53,116            43,562
----------------------------------------------------------------------------------------------------
                                                                           167,039           143,834
   Refundable income taxes                                                   4,822             7,174
   Deferred income taxes                                                     5,938             4,880
   Other current assets                                                      4,866             4,139
----------------------------------------------------------------------------------------------------
Total current assets                                                       340,978           303,861

Property, plant and equipment:
   Land                                                                      1,177             1,178
   Buildings and improvements                                               63,006            58,483
   Machinery and equipment                                                 108,094            96,710
   Software                                                                 22,097             7,010
----------------------------------------------------------------------------------------------------
                                                                           194,374           163,381
   Less accumulated depreciation                                            83,239            73,050
----------------------------------------------------------------------------------------------------
                                                                           111,135            90,331
Other assets:
   Goodwill and other intangibles, less accumulated
      amortization (1998-$2,447; 1997-$1,017)                               19,931            18,789
   Cash value of life insurance                                             14,725            13,166
   Prepaid pension costs                                                    15,242             9,963
   Assets held for exchange                                                  7,942             6,033
   Notes receivable                                                          4,921             4,388
   Other                                                                     6,604             3,132
----------------------------------------------------------------------------------------------------
                                                                            69,365            55,471
----------------------------------------------------------------------------------------------------
Total assets                                                              $521,478          $449,663
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                          $  6,546          $  3,251
   Accounts payable                                                         14,934            24,318
   Salaries, wages and other compensation                                    7,776            13,512
   Taxes, other than income taxes                                            1,927             3,463
   Other accrued expenses                                                   15,524            15,934
   Current maturities of long-term debt                                      4,561             4,417
----------------------------------------------------------------------------------------------------
Total current liabilities                                                   51,268            64,895

Long-term debt, less current maturities                                   $157,089            89,847
Supplemental employee retirement benefits                                    6,993             7,741
Deferred income taxes                                                        5,808             4,203
Other noncurrent liabilities                                                                     547

Stockholders' equity:
   Common stock, $1 par value:
      Authorized: 80,000,000 shares
        issued, including treasury shares:
        1998-43,832,070 shares; 1997-43,310,718 shares                      43,832            43,311
   Additional paid-in capital                                               72,825            64,912
   Retained earnings                                                       227,829           190,799
   Accumulated other comprehensive income                                   (1,014)              (68)
   Unearned compensation                                                    (5,999)           (4,285)
   Cost of shares in treasury:
      1998-3,067,177 shares; 1997-758,113 shares                           (37,153)          (12,239)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 300,320           282,430
----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $521,478          $449,663
====================================================================================================

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC.

<CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                         FISCAL YEAR
(THOUSANDS OF DOLLARS)                                        1998           1997           1996
--------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of the year                         $ 43,311       $ 42,244       $ 41,551
   Common stock issued under stock incentive
      plans (1998-521,352 shares;
      1997-1,067,109 SHARES; 1996-693,027 SHARES)                521          1,067            693
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                 43,832         43,311         42,244

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of the year                           64,912         53,943         48,475
   Proceeds over par value and income tax benefits
      associated with common stock issued under
      stock incentive plans                                    7,913         10,969          5,468
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                 72,825         64,912         53,943

RETAINED EARNINGS
   Balance at beginning of the year                          190,799        152,948        123,066
   Net earnings                                               41,651         41,539         32,856
   Cash dividends (1998-$.11 per share;
      1997-$.09 per share; 1996-$.07 per share)               (4,621)        (3,688)        (2,974)
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                227,829        190,799        152,948

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of the year                              (68)            79           (324)
   Foreign currency translation adjustment                      (946)          (147)           403
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                 (1,014)           (68)            79

UNEARNED COMPENSATION
   Balance at beginning of the year                           (4,285)        (2,908)        (1,827)
   Awards under stock incentive plans                         (4,383)        (3,117)        (2,469)
   Compensation expense                                        2,669          1,740          1,388
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                 (5,999)        (4,285)        (2,908)




COST OF SHARES IN TREASURY
   Balance at beginning of the year                          (12,239)        (7,014)        (6,727)
   Common stock purchased for treasury
      (1998-2,309,064 shares; 1997-200,790 shares;
      1996-9,410 shares)                                     (24,914)        (5,225)          (287)
--------------------------------------------------------------------------------------------------
   Balance at end of the year                                (37,153)       (12,239)        (7,014)
--------------------------------------------------------------------------------------------------
Total stockholders' equity at end of the year               $300,320       $282,430       $239,292
==================================================================================================

COMPREHENSIVE INCOME
   Net earnings                                             $ 41,651       $ 41,539       $ 32,856
   Foreign currency translation adjustments                     (946)          (147)           403
--------------------------------------------------------------------------------------------------
Total comprehensive income                                  $ 40,705       $ 41,392       $ 33,259
==================================================================================================

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                FISCAL YEAR
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)         1998          1997           1996
-----------------------------------------------------------------------------------------
Net sales and other operating income                $669,329      $665,125       $511,029

Costs and expenses:
   Cost of products sold                             456,726       460,999        355,224
   Selling and administrative expenses               143,403       137,157        107,492
   Interest expense                                    8,449         5,455          3,127
   Interest income                                    (1,170)         (845)        (1,532)
   Restructuring charge                                              3,450
   Other income - net                                    113        (2,172)          (949)
-----------------------------------------------------------------------------------------
                                                     607,521       604,044        463,362
-----------------------------------------------------------------------------------------
Earnings before income taxes                          61,808        61,081         47,667

Income taxes                                          20,157        19,542         14,811
-----------------------------------------------------------------------------------------
Net earnings                                        $ 41,651      $ 41,539       $ 32,856
=========================================================================================

Net earnings per share:
   Basic                                            $   1.00      $   1.00       $    .81
   Diluted                                               .97           .96            .76


See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FISCAL YEAR
(THOUSANDS OF DOLLARS)                                                1998          1997            1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                       $  41,651     $  41,539       $  32,856
Adjustments necessary to reconcile net earnings
   to net cash provided by (used in) operating activities:
   Depreciation and amortization                                      13,036         9,151           7,147
   Deferred income taxes (credit)                                        547         4,642            (214)
   Other                                                              (5,025)       (2,980)           (398)
   Changes in operating assets and liabilities:
     Accounts receivable                                             (21,322)       (6,092)        (32,752)
     Inventories                                                     (17,043)      (27,744)        (19,526)
     Other operating assets                                            1,657        (5,794)            154
     Accounts payable                                                 (9,384)      (17,162)         26,085
     Other operating liabilities                                      (8,588)        4,214           4,056
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                   (4,471)         (226)         17,408

INVESTING ACTIVITIES
Business acquisitions                                                              (15,753)        (29,158)
Additions to property, plant and equipment                           (32,376)      (35,419)        (20,639)
Other                                                                 (1,348)       (5,950)          4,086
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (33,724)      (57,122)        (45,711)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                   12,739         4,711
Payments of short-term debt                                           (9,444)       (3,090)         (1,313)
Proceeds from long-term borrowings                                   180,089       112,090          58,000
Payments of long-term debt                                          (116,814)      (59,135)        (47,369)
Deferred financing and interest costs                                 (2,456)
Cash dividends                                                        (4,621)       (3,688)         (2,974)
Purchase of common stock for treasury                                (24,914)       (5,225)           (287)
Proceeds from shares issued under stock incentive plans                4,051         8,919           3,692
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             38,630        54,582           9,749
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         435        (2,766)        (18,554)




Cash and cash equivalents at beginning of the year                     5,768         8,534          27,088
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                       $   6,203         5,768       $   8,534
==========================================================================================================

OTHER CASH FLOW INFORMATION
Interest paid                                                      $   9,596         6,361       $   3,595
Income taxes paid                                                     10,751        11,174           8,426

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly owned subsidiaries (collectively, the Company). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended January 2, 1999 and December 28, 1996, and the 53-week period ended January 3, 1998.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories (see Note C). Foreign and retail inventories are valued using methods approximating cost under the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals, betterments and software. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives for buildings and improvements

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


range from five to forty years; from three to ten years for machinery and equipment; and from three to ten years for software.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED AND OBTAINED FOR INTERNAL USE. The SOP provides guidelines for determining whether costs should be expensed or capitalized for computer software developed or purchased for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company believes that its current accounting policies for such items are substantially in compliance with SOP 98-1 and, therefore, adoption will not have a material effect on its consolidated financial position or results of operations.

ADVERTISING COSTS
Advertising costs are expensed as incurred and totaled $29,673,000 in 1998, $26,976,000 in 1997 and $21,186,000 in 1996.

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

EARNINGS PER SHARE
Basic earnings per share is computed based on weighted average shares of common stock outstanding during each year after adjustment for nonvested common stock issued under stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     1998          1997           1996
-----------------------------------------------------------------------------------------
Outstanding during the year                       42,218,378     42,214,620    41,541,944
Adjustment for nonvested common stock               (697,962)      (699,107)     (900,898)
-----------------------------------------------------------------------------------------
Denominator for basic earnings per share          41,520,416     41,515,513    40,641,046
Effect of dilutive stock options                     733,195      1,249,070     1,412,691
Adjustment for nonvested common stock                697,962        699,107       900,898
-----------------------------------------------------------------------------------------
Denominator for diluted earnings per share        42,951,573     43,463,690    42,954,635
=========================================================================================

Options to purchase 989,662 shares of common stock in 1998 and 116,275 shares in 1997 have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market price for the period and, therefore, were antidilutive. Antidilutive options in 1996 were not significant.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at January 2, 1999, January 3, 1998 and December 28, 1996. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company does not currently engage in significant hedging activities that require use of derivative instruments and does not believe the adoption of SFAS No. 133 will have a material effect on its consolidated financial position or results of operations.

The Company does not require collateral or other security on trade accounts receivable.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMPREHENSIVE INCOME
As of the beginning of 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 defines comprehensive income as including net earnings and any revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net earnings and recognized directly as a component of stockholders' equity. The Company elected to disclose comprehensive income within the consolidated statements of stockholders' equity and comprehensive income.

RECLASSIFICATIONS
Certain amounts previously reported in 1997 and 1996 have been reclassified to conform with the presentation used in 1998.


---------------------------------------------------------------------------
NOTE B - BUSINESS ACQUISITIONS
---------------------------------------------------------------------------

On September 29, 1998, the Company acquired certain assets and assumed bank debt in the amount of $4,111,000 of Sivan-Co Limited, a Russian wholesale distributor of Hush Puppies and Caterpillar branded footwear, in exchange for the forgiveness of $7,278,000 in trade accounts receivable that were due to the Company.

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

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The purchase prices were allocated to the net assets acquired based on their fair market value at the dates of acquisition. Goodwill and other intangibles recognized in connection with these transactions totaled $2,446,000 in 1998, $5,914,000 in 1997 and $11,480,000 in 1996, and are being amortized over periods ranging from five to seventeen years.

Consolidated net sales would not have differed materially from reported amounts in 1998 and would have approximated $685,000,000 in 1997 and $602,000,000 in 1996 on a pro forma basis if the acquisitions had occurred at the beginning of 1996. Consolidated pro forma net earnings for all three years would not have been materially different from reported amounts.


---------------------------------------------------------------------------
NOTE C - INVENTORIES
---------------------------------------------------------------------------

Inventories of $136,198,000 at January 2, 1999 and $122,607,000 at January 3, 1998 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $14,455,000 and $18,204,000 higher than reported at January 2, 1999 and January 3, 1998, respectively.


---------------------------------------------------------------------------
NOTE D - DEBT
---------------------------------------------------------------------------

Notes payable consist primarily of unsecured short-term debt of the Company's Canadian and United Kingdom subsidiaries. The notes bear interest of up to 1% over the respective foreign bank base rate (7.1% and 6.6% weighted average base rate at January 2, 1999 and January 3, 1998, respectively).

The Company has short-term debt and commercial letter-of-credit facilities that allow for total borrowings up to $68,399,000. In addition to the notes payable discussed above, amounts outstanding under these facilities consist of letters-of-credit that totaled $30,075,000 and $37,047,000 at January 2, 1999 and January 3, 1998, respectively.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consists of the following obligations:

(THOUSANDS OF DOLLARS)                                       1998            1997
-----------------------------------------------------------------------------------
6.5% senior notes payable                                 $ 75,000
7.81% senior notes payable to insurance companies           25,714          $30,000
Revolving credit obligations                                60,660           63,922
Other                                                          276              342
-----------------------------------------------------------------------------------
                                                           161,650           94,264
Less current maturities                                      4,561            4,417
-----------------------------------------------------------------------------------
                                                          $157,089          $89,847
===================================================================================

The 6.5% senior notes payable require payments of interest only through December 2002 at which time annual principal payments of $10,714,000 become due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled on November 4, 1998 and resulted in a prepayment of $2,200,000. This prepayment is being amortized over the term of the notes using the effective interest method.

The 7.81% senior notes payable to insurance companies require equal annual principal payments of $4,285,000 through 2003, with the balance due on August 15, 2004.

The Company has domestic and foreign revolving credit agreements that allow for borrowings of up to $167,470,000 ($167,227,000 in 1997), of which
$17,470,000 pertains to the Company's United Kingdom subsidiary. The agreements require that interest be paid at variable rates based on both LIBOR and the domestic prime rate. The weighted average interest rate of outstanding borrowings under these facilities was 6.7% at January 2, 1999 and 6.4% at January 3, 1998. The foreign commitment expires on January 9, 2000 and the domestic facility expires on October 11, 2001. Maximum borrowings under the agreements were $149,000,000 in 1998 and $99,600,000 in 1997.

The long-term loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


minimum levels of tangible net worth. At January 2, 1999, unrestricted retained earnings are $53,099,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 1999 are as follows: 2000 $5,946,000; 2001 $63,286,000; 2002 $15,000,000;
2003 $15,000,000.

Interest costs of $1,145,000 in 1998, $768,000 in 1997 and $610,000 in 1996
were capitalized in connection with various capital improvement and computer hardware and software installation projects.


---------------------------------------------------------------------------
NOTE E - LEASES
---------------------------------------------------------------------------

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements which expire at various dates through 2012. At January 2, 1999, minimum rental payments due under all noncancelable leases are as follows: 1999 $6,721,000;
2000 $5,862,000; 2001 $4,948,000; 2002 $3,350,000; 2003 $2,423,000;
thereafter $14,068,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $9,085,000 in 1998, $9,013,000 in 1997 and $7,468,000 in
1996.


---------------------------------------------------------------------------
NOTE F - CAPITAL STOCK
---------------------------------------------------------------------------

The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none is issued and outstanding.

On April 17, 1997 and July 11, 1996, the Company announced three-for-two stock splits on shares of common stock outstanding at May 2, 1997 and July 26, 1996, respectively. All share and per share data included in the consolidated financial statements has been retroactively adjusted for the increased shares resulting from these stock splits.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has a preferred stock rights plan that is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. One right is associated with each share of common stock currently outstanding. The rights trade with the common stock and become exercisable only upon the occurrence of certain triggering events. Each right, when exercisable, will entitle the holder to purchase one one-hundredth of a share of Series B junior participating preferred stock for $120. The Company has designated 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance under the Company's stock rights plan. Upon issuance for reasons other than liquidation, each share of Series B junior participating preferred stock will have 100 votes and a preferential quarterly dividend equal to the greater of $21 per share or 100 times the dividend declared on common stock.

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted are exerciseable over ten years and vest over various periods ranging up to three years. All unexercised options are available for future grants upon their cancellation.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the transactions under the stock option plans is as follows:

                                                  SHARES UNDER          WEIGHTED-AVERAGE
                                                    OPTIONS               OPTION PRICE
----------------------------------------------------------------------------------------
Outstanding at December 31, 1995                   2,248,437                 $ 5.43
Granted in 1996                                      624,666                  13.05
Exercised                                           (515,227)                 13.85
Cancelled                                            (16,098)                 11.02
----------------------------------------------------------------------------------------
Outstanding at December 28, 1996                   2,341,778                   7.71
Granted in 1997                                      798,015                  24.12
Exercised                                           (922,491)                 20.48
Cancelled                                            (35,861)                 17.09
----------------------------------------------------------------------------------------
Outstanding at January 3, 1998                     2,181,441                  13.65
Granted in 1998                                    1,171,967                  18.88
Exercised                                           (328,899)                 20.65
Cancelled                                           (626,058)                 25.48
----------------------------------------------------------------------------------------
Outstanding at January 2, 1999                     2,398,451                 $14.82
========================================================================================

Shares available for grant under the stock option plans were 1,131,544 at January 2, 1999 and 1,879,818 at January 3, 1998.

The weighted-average grant-date fair value was $7.37 in 1998, $7.91 in 1997 and $4.27 in 1996 for stock options granted.

During 1998, the Board of Directors approved the cancellation and reissuance of stock options representing 594,478 shares of common stock. The cancelled options had original exercise prices ranging from $21.00 to $27.97. The reissued options have an exercise price of $15.00, which was 38% above the closing market price on the date of reissuance.

The exercise price of options outstanding at January 2, 1999 ranges from $1.73 to $30.56. A summary of stock options outstanding at January 2, 1999 by range of option price is as follows:

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 WEIGHTED-AVERAGE
                                                        ----------------------------------------
                              NUMBER OF OPTIONS             OPTION PRICE
                          ----------------------------------------------------      REMAINING
                          OUTSTANDING  EXERCISABLE    OUTSTANDING  EXERCISABLE  CONTRACTUAL LIFE
------------------------------------------------------------------------------------------------
Less than $10                689,092      689,092        $ 6.51       $ 6.51        5.3 years
$10 to $20                 1,089,039      497,800         13.88        13.29        8.6 years
Greater than $20             620,320      427,946         25.72        25.59        7.9 years
------------------------------------------------------------------------------------------------
                           2,398,451    1,614,838        $14.82       $13.66        7.5 years
================================================================================================

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock incentive plans because the alternative fair value accounting provided for under SFAS No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentive plans maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5% (6% in 1997 and 1996); dividend yield of 0.5%; expected market price volatility factor of 0.46 (0.32 in 1997 and 1996); and an expected option life of four years.

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

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For purposes of pro forma disclosures, the estimated fair value of stock options are amortized to expense over the related vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)              1998         1997         1996
-----------------------------------------------------------------------------------------
Pro forma net earnings                                  $39,130      $38,945      $31,613
Pro forma net earnings per share:
   Basic                                                $   .94      $   .94      $   .78
   Diluted                                                  .91          .90          .74

The Company also has nonvested stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee, and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 195,625 in 1998, 154,862 in 1997 and 200,418 in 1996 were awarded under these plans. The weighted-average award-date fair value was $27.67 in 1998, $23.75 in 1997 and $13.09 in 1996 for the shares awarded. There were no cancellations of rights to shares in 1998, while rights to 8,250 shares in 1997 and 21,869 shares in 1996 were cancelled. Any future shares awarded reduce the number of shares identified as available for future grants in the stock option table. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.


---------------------------------------------------------------------------
NOTE G - RETIREMENT PLANS
---------------------------------------------------------------------------

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

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,500,000 in 1998, $1,495,000 in 1997 and $1,200,000 in 1996.

The following summarizes the Company's pension assets and related obligations for its defined benefit pension plans:

                                                                               SEPTEMBER 30,
(THOUSANDS OF DOLLARS)                                                   1998               1997
--------------------------------------------------------------------------------------------------
Pension assets at fair value, including underfunded plan
   amounts of $5,370 in 1998 and $8,184 in 1997                       $ 107,582          $ 131,406
Projected benefit obligation on services rendered to date,
   including underfunded plan amounts of $18,414 in 1998
   and $11,371 in 1997                                                 (100,322)           (81,221)
--------------------------------------------------------------------------------------------------
Net pension assets                                                    $   7,260          $  50,185
==================================================================================================

Components of net pension assets:
   Prepaid pension costs in other assets                              $  15,242          $   9,963
   Unrecognized amounts, net of amortization:
   Transition assets                                                        968              1,902
   Prior service costs                                                   (8,934)            (7,140)
   Net experience gains                                                     (16)            45,460
--------------------------------------------------------------------------------------------------
Net pension assets                                                    $   7,260          $  50,185
==================================================================================================





Change in fair value of pension assets:
   Fair value of pension assets at beginning of the year              $ 131,406          $ 104,673
   Actual net investment income (loss)                                  (20,285)            30,015
   Company contributions                                                    414                278
   Benefits paid to plan participants                                    (3,953)            (3,560)
--------------------------------------------------------------------------------------------------
Fair value of pension assets at end of the year                       $ 107,582          $ 131,406
==================================================================================================

Components of prepaid pension costs (liability):
   For overfunded plans                                               $  19,982          $  13,566
   For underfunded plans                                                 (4,740)            (3,603)
--------------------------------------------------------------------------------------------------
Prepaid pension costs                                                 $  15,242          $   9,963
==================================================================================================

Change in projected benefit obligation:
   Projected benefit obligation at beginning of the year              $  81,221          $  73,277
   Service cost pertaining to benefits earned during the year             4,249              3,698
   Interest cost on projected benefit obligation                          6,221              5,597
   Effect of changes in actuarial assumptions and plan amendments         2,544              2,954
   Actuarial losses (gains)                                              10,040               (745)
   Benefits paid                                                         (3,953)            (3,560)
--------------------------------------------------------------------------------------------------
Projected benefit obligation at end of the year                       $ 100,322          $  81,221
==================================================================================================

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of net pension income recognized by the Company:

(THOUSANDS OF DOLLARS)                                       1998           1997          1996
------------------------------------------------------------------------------------------------
Service cost pertaining to benefits earned during
   the year                                                $(4,249)      $ (3,698)      $(3,626)
Interest cost on projected benefit obligation               (6,221)        (5,116)       (4,704)
Expected return on pension assets                           11,409         29,924         8,066
Net amortization                                             3,926        (18,481)        1,865
------------------------------------------------------------------------------------------------
Net pension income                                         $ 4,865       $  2,629       $ 1,601
================================================================================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4.5%, respectively, in 1998 and 7.5% and 5%, respectively, in 1997. The expected long-term return on plan assets was 10% in each year.

Plan assets were invested in listed equity securities (71%), fixed income funds (20%) and short-term and other investments (9%). Equity securities include 788,912 shares of the Company's common stock with a fair value of $8,575,000 at September 30, 1998. Dividends paid on these shares of the Company's common stock were not significant.


---------------------------------------------------------------------------
NOTE H - INCOME TAXES
---------------------------------------------------------------------------

The provisions for income taxes consist of the following:

(THOUSANDS OF DOLLARS)             1998             1997             1996
---------------------------------------------------------------------------
Currently payable:
  Federal                        $16,248          $12,505          $13,247
  State and foreign                3,362            2,395            1,778
Deferred (credit)                    547            4,642             (214)
---------------------------------------------------------------------------
                                 $20,157          $19,542          $14,811
===========================================================================

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

(THOUSANDS OF DOLLARS)                           1998            1997              1996
-----------------------------------------------------------------------------------------
Income taxes at statutory rate                 $21,633         $21,378           $16,683
State income taxes, net of federal
  income tax reduction                             899             777               746
Nontaxable earnings of Puerto Rican
  subsidiary and foreign affiliates             (2,211)         (2,233)           (1,854)
Other                                             (164)           (380)             (764)
-----------------------------------------------------------------------------------------
                                               $20,157         $19,542           $14,811
=========================================================================================

Significant components of the Company's deferred income tax assets and liabilities as of the end of 1998 and 1997 are as follows:

(THOUSANDS OF DOLLARS)                                            1998          1997
--------------------------------------------------------------------------------------
Deferred income tax assets:
   Accounts receivable and inventory valuation allowances       $ 2,987       $ 1,256
   Deferred compensation accruals                                 2,018         2,207
   Other amounts not deductible until paid                        5,470         6,281
--------------------------------------------------------------------------------------
Total deferred income tax assets                                 10,475         9,744

Deferred income tax liabilities:
   Tax over book depreciation                                    (3,479)       (3,032)
   Prepaid pension costs                                         (5,877)       (4,239)
   Unremitted earnings of Puerto Rican subsidiary                  (802)       (1,543)
   Other                                                           (187)         (253)
--------------------------------------------------------------------------------------
Total deferred income tax liabilities                           (10,345)       (9,067)
--------------------------------------------------------------------------------------
Net deferred income tax assets                                  $   130       $   677
======================================================================================

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has provided for all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided because such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed approximate $7,910,000 at January 2, 1999 and $6,042,000 at January 3, 1998.


---------------------------------------------------------------------------
NOTE I - LITIGATION AND CONTINGENCIES
---------------------------------------------------------------------------

The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of cost between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company's liability is fixed. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or future results of operations.


---------------------------------------------------------------------------
NOTE J - BUSINESS SEGMENTS
---------------------------------------------------------------------------

Effective January 4, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes new standards for the way public business enterprises report information about operating segments, and also requires certain disclosures about products and services, geographic areas of business and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations, but did change business segment information previously reported.

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins,

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


dress shoes, boots, uniform shoes and work shoes, to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consists of the Company's retail, tannery and pigskin procurement operations. The Company operates 56 domestic retail stores at January 2, 1999 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear segment are the same as disclosed in the summary of significant accounting policies (see Note A).

Business segment information is as follows:

                                                                          1998
----------------------------------------------------------------------------------------------------------
                                                   BRANDED        OTHER
(THOUSANDS OF DOLLARS)                            FOOTWEAR    BUSINESSES       CORPORATE     CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Net sales and other operating income
  from external customers                          $598,741      $70,588                        $669,329
Intersegment sales                                   31,120        8,323                          39,443
Interest expense (net)                               12,728        1,558        $ (7,007)          7,279
Depreciation expense                                  6,787        2,083           2,736          11,606
Earnings before income taxes                         53,336        7,095           1,377          61,808
Assets                                              385,262       33,178         103,038         521,478
Additions to property, plant and equipment           17,160        2,179          13,037          32,376

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          1997
----------------------------------------------------------------------------------------------------------
Net sales and other operating income
  from external customers                          $588,666      $76,459                        $665,125
Intersegment sales                                   78,158       12,382                          90,540
Interest expense (net)                                9,104        1,521        $(6,015)           4,610
Depreciation expense                                  4,598        1,919          1,810            8,327
Restructuring charge                                  3,450                                        3,450
Earnings before income taxes                         61,374        8,019         (8,312)          61,081
Assets                                              329,224       31,851         88,588          449,663
Additions to property, plant and equipment           10,189        2,450         22,780           35,419

                                                                          1996
----------------------------------------------------------------------------------------------------------
Net sales and other operating income
  from external customers                          $455,153      $55,876                        $511,029
Intersegment sales                                   82,320       12,825                          95,145
Interest expense (net)                                5,854        1,226        $(5,485)           1,595
Depreciation expense                                  4,151        1,787          1,016            6,954
Earnings before income taxes                         46,238        4,573         (3,144)          47,667
Assets                                              276,279       31,543         53,776          361,598
Additions to property, plant and equipment           12,681        2,466          5,492           20,639

Geographic information related to net sales and other operating income included in the consolidated statements of operations is as follows:

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(THOUSANDS OF DOLLARS)                1998             1997           1996
-----------------------------------------------------------------------------
United States                        $568,730         $552,874       $448,314
Canada                                 19,384           18,400         12,794
Europe                                 60,571           79,750         40,010
Central and South America               8,211            7,155          4,681
Middle East and Russia                  8,162            2,690            687
Asia                                    4,271            4,256          4,543
-----------------------------------------------------------------------------
                                     $669,329         $665,125       $511,029
=============================================================================

The Company's long-lived assets (primarily intangible assets and property, plant and equipment) summarized between domestic and foreign locations are as follows:

(THOUSANDS OF DOLLARS)                 1998             1997            1996
-----------------------------------------------------------------------------
United States                        $157,152         $128,175        $84,459
Foreign countries                      23,348           17,627         12,511

The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of consolidated net sales and other operating income.

No product groups, other than footwear, account for more than 10% of consolidated net sales and other operating income. Revenues derived from the sale and licensing of footwear account for approximately 95% of net sales and other operating income in 1998, 1997, and 1996.

Approximately 26% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2002.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------
NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------

The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16-week period for the fourth quarter. The fourth quarter of 1998 includes 16 weeks of operating results, while the fourth quarter of 1997 includes 17 weeks, because 1997 was a 53-week period.

The Company's unaudited quarterly results of operations are as follows:

                                                                             1998
--------------------------------------------------------------------------------------------------------
                                                     FIRST         SECOND         THIRD         FOURTH
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)       QUARTER        QUARTER       QUARTER        QUARTER
--------------------------------------------------------------------------------------------------------
Net sales and other operating income                $148,514       $142,002      $164,486       $214,327
Gross margin                                          45,897         47,732        51,720         67,254
Net earnings                                           6,388          9,155        10,831         15,277
Net earnings per share:
  Basic                                             $    .15       $    .22      $    .26       $    .37
  Diluted                                                .15            .21           .25            .36

                                                                             1997
--------------------------------------------------------------------------------------------------------
Net sales and other operating income                $129,301       $127,789      $162,246       $245,789
Gross margin                                          38,389         40,817        47,910         77,010
Net earnings                                           4,693          7,368         9,199         20,279
Net earnings per share:
  Basic                                             $    .11       $    .18      $    .22       $    .49
  Diluted                                                .11            .17           .21            .47

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------
NOTE L - RESTRUCTURING CHARGE
---------------------------------------------------------------------------

On September 24, 1997, the Company announced a restructuring of its domestic manufacturing and warehousing operations and closed three Hush Puppies[REGISTERED] women's shoe factories and converted a slipper factory into a warehouse. The total restructuring charge of $3,450,000 included employee termination benefits ($2,472,000) and other closing costs ($978,000) associated with the facilities, and is disclosed separately in the 1997 consolidated statement of operations. As of January 2, 1999 and January 3, 1998, $3,409,000 and $1,620,000, respectively, of the restructuring costs have been incurred and charged against the related liability. The restructuring is substantially complete as of January 2, 1999.

                        WOLVERINE WORLD WIDE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 1999

                                APPENDIX B

              Schedule II - Valuation and Qualifying Accounts

                Wolverine World Wide, Inc. and Subsidiaries

      Column A                             Column B               Column C               Column D     Column E
----------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           -------------------------
                                                               (1)         (2)
                                           Balance at      Charged to   Charged to                    Balance at
                                          Beginning of     Costs and  Other Accounts    Deductions      End of
    Description                              Period         Expenses    (Describe)      (Describe)      Period
-----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JANUARY 2, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts         $  6,038,000    $ 1,035,000                $  2,344,000<FA> $ 4,729,000
  Allowance for cash discounts               1,254,000      5,394,000                   5,481,000<FB>   1,167,000
  Inventory valuation allowances             4,552,000     12,629,000                  13,939,000<FC>   3,242,000
                                          -----------------------------------------------------------------------
                                          $ 11,844,000    $19,058,000                $ 21,764,000     $ 9,138,000
                                          =======================================================================
FISCAL YEAR ENDED JANUARY 3, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts         $  4,228,000    $ 2,956,000                $ 1,146,000<FA>  $ 6,038,000
  Allowance for cash discounts               1,406,000      7,690,000                  7,842,000<FB>    1,254,000
  Inventory valuation allowances             2,954,000      6,888,000                  5,290,000<FC>    4,552,000
                                          -----------------------------------------------------------------------
                                          $  8,588,000    $17,534,000                $14,278,000      $11,844,000
                                          =======================================================================
FISCAL YEAR ENDED DECEMBER 28, 1996

Deducted from asset accounts:
  Allowance for doubtful accounts         $  2,657,000    $ 2,005,000                $  434,000<FA>   $ 4,228,000
  Allowance for cash discounts                 750,000      4,896,000                 4,240,000<FB>     1,406,000
  Inventory valuation allowances             1,317,000      5,535,000                 3,898,000<FC>     2,954,000
                                          -----------------------------------------------------------------------
                                          $  4,724,000    $12,436,000                $8,572,000       $ 8,588,000
                                          -----------------------------------------------------------------------

<FA> Accounts charged off, net of recoveries.

<FB> Discounts given to customers.
<FC> Adjustment upon disposal of related inventories

                                                 Commission File No. 1-6024





                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549














                                 EXHIBITS
                                    TO
                                 FORM 10-K



                         For the Fiscal Year Ended
                              January 2, 1999









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

 3.2      Amended and Restated By-laws.

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

 4.5 Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008.

 4.6 Amendment No. 1 dated as of January 8, 1998, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent.

 4.7 The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4 and 4.5 above. The amount of none of these classes of debt outstanding on March 2, 1998, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.5 Employees Pension Plan.<F*> Previously filed as Exhibit 10.5 to the Company's Annual report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.6 Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.<F*>

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

10.10     Executive Severance Agreement.<F*>  Previously filed as Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

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

10.25 Executive Long-Term Incentive Plan (3-Year Bonus Plan).<F*> Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annul Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Powers of Attorney.

27        Financial Data Schedule.

___________________________

<F*>Management contract or compensatory plan or arrangement.