Form 10-Q
period 1999-03-27
WOLVERINE WORLD WIDE INC /DE/
filed 1999-05-11
CIK 110471

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the first twelve week accounting period ended March 27, 1999

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

     There were 44,266,670 shares of Common Stock, $1 par value, outstanding as of May 6, 1999, of which 3,110,663 shares are held as Treasury Stock.

                        FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Assessments that Wolverine is year 2000 "compliant" or "ready" are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that Wolverine has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

Internal and external Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; disruptions due to Year 2000 problems experienced by the Company and/or its suppliers or customers; and changes in domestic or international economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                          (THOUSANDS OF DOLLARS)
                                                    MARCH 27,    JANUARY 2,   MARCH 28,
                                                      1999         1999         1998
                                                   (UNAUDITED)   (AUDITED)   (UNAUDITED)
                                                   -----------   ---------   -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $  2,274     $  6,203     $  2,920
    Accounts receivable, less allowances
     March 27, 1999 - $6,031
     January 2, 1999 - $5,896
     March 28, 1998 - $7,212                         153,364      152,110      140,369
    Inventories:
     Finished products                               126,215      113,923      110,987
     Raw materials and work in process                45,316       53,116       48,975
                                                    --------     --------     --------
                                                     171,531      167,039      159,962

    Other current assets                              14,751       15,626        9,964
                                                    --------     --------     --------

TOTAL CURRENT ASSETS                                 341,920      340,978      313,215

PROPERTY, PLANT & EQUIPMENT
    Gross cost                                       199,919      194,374      170,733
    Less accumulated depreciation                     86,751       83,239       75,484
                                                    --------     --------     --------
                                                     113,168      111,135       95,249

OTHER ASSETS                                          69,883       69,365       56,310
                                                    --------     --------     --------


TOTAL ASSETS                                        $524,971     $521,478     $464,774
                                                    ========     ========     ========

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                          (THOUSANDS OF DOLLARS)
                                                    MARCH 27,    JANUARY 2,   MARCH 28,
                                                      1999         1999         1998
                                                   (UNAUDITED)   (AUDITED)   (UNAUDITED)
                                                   -----------   ---------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                          $    541     $  6,546     $  1,729
    Accounts payable and other accrued liabilities    44,287       40,161       50,263
    Current maturities of long-term debt               4,561        4,561        4,417
                                                    --------     --------     --------
TOTAL CURRENT LIABILITIES                             49,389       51,268       56,409

LONG-TERM DEBT (less current maturities)             160,825      157,089      107,834

OTHER NONCURRENT LIABILITIES                          11,543       12,801       11,922

STOCKHOLDERS' EQUITY
    Common Stock - par value $1, authorized
     80,000,000 shares; shares issued
     (including shares in treasury):
        March 27, 1999 - 44,062,487 shares
        January 2, 1999 - 43,832,070 shares
        March 28, 1998 - 43,564,352 shares            44,062       43,832       43,564
    Additional paid-in capital                        74,793       72,825       65,746
    Retained earnings                                230,199      227,829      196,007
    Accumulated other comprehensive loss              (1,113)      (1,014)         (43)
    Unearned compensation                             (7,170)      (5,999)      (3,852)
    Cost of shares in treasury:
     March 27, 1999   3,110,663 shares
     January 2, 1999   3,067,177 shares
     March 28, 1998   791,749 shares                 (37,557)     (37,153)     (12,813)
                                                    --------     --------     --------

TOTAL STOCKHOLDERS' EQUITY                           303,214      300,320      288,609
                                                    --------     --------     --------





TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                            $524,971     $521,478     $464,774
                                                    ========     ========     ========






(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS
                               OF OPERATIONS

         (THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE DATA)
                                (UNAUDITED)
                                                12 WEEKS ENDED
                                         ---------------------------
                                          MARCH 27,        MARCH 28,
                                            1999             1998
                                         ----------       ----------
NET SALES AND OTHER
    OPERATING INCOME                     $  136,193       $  148,514

Cost of products sold                        94,325          102,617
                                         ----------       ----------
GROSS MARGIN                                 41,868           45,897

Selling and administrative expenses          34,139           34,550
                                         ----------       ----------
OPERATING INCOME                              7,729           11,347

OTHER EXPENSES (INCOME):
    Interest expense                          2,284            1,670
    Interest income                            (118)             (63)
    Other - net                                 186              131
                                         ----------       ----------
                                              2,352            1,738
                                         ----------       ----------

EARNINGS BEFORE INCOME TAXES                  5,377            9,609

Income taxes                                  1,774            3,221
                                         ----------       ----------


NET EARNINGS                             $    3,603       $    6,388
                                         ==========       ==========

EARNINGS PER SHARE:
    Basic                                $      .09       $      .15
                                         ==========       ==========



    Diluted                              $      .09       $      .15
                                         ==========       ==========


CASH DIVIDENDS PER SHARE                 $    .0300       $    .0275
                                         ==========       ==========

SHARES USED FOR NET EARNINGS
    PER SHARE COMPUTATION:
      Basic                              40,182,655       41,939,952
      Diluted                            41,130,097       43,656,107




See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF DOLLARS)
                                (UNAUDITED)
                                                                      12 WEEKS ENDED
                                                                 -----------------------
                                                                 MARCH 27,     MARCH 28,
                                                                   1999          1998
                                                                 ---------     ---------
OPERATING ACTIVITIES
    Net earnings                                                  $ 3,603      $  6,388
    Depreciation, amortization and other non-cash items             1,137           550
    Unearned compensation                                             545           433
    Changes in operating assets and liabilities:
     Accounts receivable                                           (1,254)       (2,303)
     Inventories                                                   (4,492)      (16,128)
     Other current assets                                             875         6,229
     Accounts payable and other accrued liabilities                 4,126        (6,964)
                                                                  -------      --------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         4,540       (11,795)

FINANCING ACTIVITIES
    Proceeds from long-term borrowings                              9,000        30,101
    Payments of long-term borrowings                               (5,264)      (12,114)
    Proceeds from short-term borrowings                                           1,714
    Payments of short-term borrowings                              (6,005)       (3,236)
    Cash dividends                                                 (1,231)       (1,180)
    Proceeds from shares issued under employee stock plans             78           513
                                                                  -------      --------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (3,422)       15,798

INVESTING ACTIVITIES
    Additions to property, plant and equipment                     (5,545)       (7,352)
    Other                                                             498           501
                                                                  -------      --------

        NET CASH USED IN INVESTING ACTIVITIES                      (5,047)       (6,851)
                                                                  -------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                              (3,929)       (2,848)


Cash and cash equivalents at beginning of the year                  6,203         5,768
                                                                  -------      --------

CASH AND CASH EQUIVALENTS AT END OF THE
    PERIOD                                                        $ 2,274      $  2,920
                                                                  =======      ========


(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

                WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     MARCH 27, 1999 AND MARCH 28, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

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

NOTE C - EARNINGS PER SHARE

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                                     MARCH 27,          MARCH 28,
                                                       1999               1998
                                                    ----------         ----------
Outstanding during the year                         40,855,168         42,647,637
Adjustment for nonvested common stock                 (672,513)          (707,685)
                                                    ----------         ----------
Denominator for basic earnings per share            40,182,655         41,939,952
Effect of dilutive stock options                       274,929          1,282,431
Adjustment for nonvested common stock                  672,513            707,685
                                                    ----------         ----------

Denominator for diluted earnings per share          41,130,097         43,656,107
                                                    ==========         ==========

NOTE D - COMPREHENSIVE INCOME

Total comprehensive income totaled $3,504,000 and $6,413,000 for the first quarter of 1999 and 1998, respectively, and in addition to net earnings, included foreign currency translation losses of $99,000 in 1999 and gains of $25,000 in 1998.

NOTE E - BUSINESS SEGMENTS

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes, to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 57 domestic retail stores at March 27, 1999 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of segmentation since the year ended January 2, 1999.

Business segment information is as follows (in thousands of dollars):

                                                  BRANDED         OTHER
                                                  FOOTWEAR      BUSINESSES  CORPORATE  CONSOLIDATED
                                                  -------------------------------------------------
                                                             QUARTER ENDED MARCH 27, 1999
                                                  -------------------------------------------------
Net sales and other operating income
  from external customers                         $122,418       $13,775                 $136,193
Intersegment sales                                   5,646         1,065                    6,711
Earnings before income taxes                         4,943           346       88           5,377

                                                             QUARTER ENDED MARCH 28, 1998
                                                  -------------------------------------------------
Net sales and other operating income
  from external customers                         $133,694       $14,820                 $148,514
Intersegment sales                                   5,534         1,887                    7,421
Earnings before income taxes                         7,608           871       1,130        9,609

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISONS OF FIRST QUARTER 1999 TO FIRST QUARTER
1998

First quarter net sales and other operating income of $136.2 million for 1999 fell below the 1998 level by $12.3 million (an 8.3% decrease). On a combined basis, the Company's branded footwear businesses, consisting of The Hush Puppies Company, the Wolverine Footwear Group (comprised of Wolverine, Hy-Test, Merrell, Coleman, Bates and Harley-Davidson brands), the Caterpillar Footwear Group, and the Wolverine Slipper Group, accounted for $11.3 million (8.4%) of the decrease in 1999 first quarter net sales and other operating income. The Company's other business units (Hush Puppies Retail Division and Wolverine Leathers Division) reported a $1.0 million (7.1%) decline in net sales and other operating income for the first quarter of 1999 compared to 1998.

Within the Branded Footwear segment, The Hush Puppies Company reported a $11.6 million (23.2%) decline in 1999 first quarter net sales and other operating income, while the Wolverine Footwear Group contributed $5.4 million (8.9%) of increased net sales and other operating income for the first quarter of 1999 as compared to the same period of 1998. The Caterpillar Footwear Group recorded a $1.4 million (10.0%) decrease in the 1999 first quarter net sales and other operating income compared to the first quarter 1998 level. Net sales and other operating income of the Wolverine Slipper Group decreased $0.1 million (7.0%) for the first quarter of 1999 compared to the same period of 1998. The Company's newly acquired wholesale footwear operation in Russia contributed $1.0 million to 1999 first quarter net sales and other operating income.

The Hush Puppies U.S. wholesale operations' 1999 first quarter net sales and other operating income decreased $5.9 million (20.8%) from the first quarter 1998 level primarily as the result of disappointing U.S. retail sales of men's and women's moderate priced casual shoes. Net sales and other operating income related to Hush Puppies International licensing increased $0.1 million (4.4%) in the first quarter of 1999 over the 1998 first quarter level. The Hush Puppies U.K. wholesale operations' 1999 first quarter net sales and other operating income decreased $6.0 million (41.1%) from 1998 as a result of the planned reduction in the specialty store segment of its distribution channel. Net sales and other operating income in the Hush Puppies Canadian wholesale operation increased $0.2 million (4.2%) for the first quarter of 1999 as compared to 1998.

The Wolverine Footwear Group's strong performance continued during the first quarter of 1999 with the Wolverine Boots and Shoes Division reporting a $2.1 million (6.9%) increase in net sales and other operating income over the first quarter of 1998. Hy-Test[REGISTERED] Boots and Shoes reported a $0.2 million (2.2%) decrease in net sales and other operating income for the first quarter of 1999 as a result of the sale of two Company-owned mobile retail distribution groups during the second half of 1998. The Merrell[REGISTERED] outdoor footwear business contributed $1.8 million
(a 24.5% increase) to the increase in net sales and other operating income in the first quarter of 1999 over the same period of 1998. Harley-Davidson[REGISTERED] footwear, which began operations in the third quarter of 1998, contributed $4.1 million to net sales and other operating income during the first quarter of 1999. Coleman[REGISTERED] footgear net sales and other operating income decreased $1.2 million for the first quarter of 1999 as compared to 1998. Net sales and other operating income for the first quarter of 1999 for the Bates[REGISTERED] footwear division, including shipments to the United States Department of Defense, decreased $1.7 million (13.3%) compared to 1998 as a result of a slow down in draw orders against contracts.

The Caterpillar[REGISTERED] Footwear Group recognized a $1.4 million (10.0%) decline in net sales and other operating income for the first quarter of 1999 as compared to the same period of 1998. The U.S. wholesale operation reported a $0.6 million (6.1%) drop in first quarter 1999 net sales and other operating income. First quarter 1999 international royalty revenue decreased $0.8 million (17.8%) over first quarter 1998 net sales and other operating income, primarily the result of shipment timing to European markets.

The Wolverine Slipper Group's net sales and other operating income remained flat for the first quarter of 1999 as compared to the first quarter 1998 level.

The Hush Puppies Retail Division's 1999 first quarter net sales and other operating income decreased $0.2 million in 1999 compared to the same period in 1998. Same-store net sales and other operating income declined 2.2%.

The Wolverine Leathers Division recorded a first quarter 1999 decrease in net sales and other operating income of $0.9 million (10.4%) from the first quarter of 1998. The decrease relates primarily to reduced demand for the Hush Puppies Classics sueded product line, which was partially offset by stronger utilization by the Merrell and Caterpillar footwear divisions.

Gross margin as a percentage of net sales and other operating income for the first quarter of 1999 was 30.7% compared to the prior year's first quarter level of 30.9%. Gross margin dollars decreased $4.0 million (8.8%) in the first quarter of 1999 to $41.9 million as compared to $45.9 million for the same period of 1998. The gross margin percentage for the branded footwear businesses increased to 30.2% for the first quarter of 1999 from 30.3% for the same period of 1998, reflecting that initial pricing margins for branded footwear continued to be strong. The gross margin percentage for the other business units decreased to 35.4% for the first quarter of 1999 from 36.1% for the same period of 1998. The Hush Puppies Company's gross margin remained flat in the first quarter of 1999 as compared to 1998. The Wolverine Footwear Group experienced a gross margin erosion of 70 basis points in the first quarter of 1999 as compared to the same period of 1998 resulting from the liquidation of Merrell product purchased at the time of acquisition. The Caterpillar Footwear Group recognized a 1.4 percentage point decrease in gross margin for the first quarter of 1999, as a result of a slight decline in International sales that operate at higher gross margins. Gross margin decreased $.7 million from the Wolverine Leathers Division and the Wolverine Slipper Group combined during the first quarter of 1999 as compared to the first quarter of 1998. Both of these businesses operate at comparable gross margin percentages that are lower than those experienced by the Company's wholesale footwear operations.

Selling and administrative expenses decreased $0.4 million (1.2%) to $34.1 million for the first quarter of 1999 from $34.5 million for the first quarter of 1998 and as a percentage of net sales and other operating income increased to 25.1% in the first quarter of 1999 from 23.3% in the first quarter of 1998. The change in selling and administrative costs includes increased depreciation expense of $1.1 million related to the recent investments in warehousing infrastructure and information services and $1.0 million of Harley-Davidson selling and administration costs which were offset by $2.5 million in cost reductions applicable to actions taken in the last half of 1998.

Interest expense for the first quarter of 1999 was $2.2 million, compared to $1.6 million for the same period of 1998. The increase in interest expense for 1999 reflects additional borrowings on the revolving credit facility to support the repurchase of 2.2 million shares of the Company's common stock primarily during the fourth quarter of 1998, and increased working capital borrowings during 1998.

The 1999 first quarter effective tax rate of 33.0% decreased from 33.5% for the first quarter of 1998 as a result earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a larger percentage of total consolidated earnings.

Net earnings of $3.6 million for the twelve weeks ended March 27, 1999 compares to net earnings of $6.4 million for the respective period of 1998 (43.6% decrease). Diluted earnings per share of $0.09 for the first quarter of 1999 compares to $0.15 for the same period of 1998. Net earnings are primarily a result of the items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.5 million for the first quarter of 1999 compared to net cash used of $11.8 million for the first quarter of 1998, an improvement of $16.3 million. Cash of $0.7 million for the first quarter of 1999 and $19.2 million for the first quarter of 1998 was used to fund working capital requirements. Accounts receivable of $153.4 million at March 27, 1999 reflects an increase of $13.0 million (9.3%) over the balance at March 28, 1998 and $1.3 million (0.8%) over the January 2, 1999 balance. Inventories of $171.5 million at March 27, 1999 reflect increases of $11.6 million (7.2%) and $4.5 million (2.7%) over the balances at March 28, 1998 and January 2, 1999, respectively. The 1998 addition of the Harley-Davidson business increased accounts receivable and inventories by $3.9 million and $1.9 million, respectively, over the March 28, 1998 balances. Order backlog was approximately 3% lower at March 27, 1999, when compared to the previous years' first quarter. Accounts payable of $16.8 million at March 27, 1999 reflect a $2.1 million (11.0%) decrease from the $18.9 million balance at March 28, 1998 and a $1.9 million (12.6%) increase over the $14.9 million balance at January 2, 1999.

Additions to property, plant and equipment of $5.5 million in the first quarter of 1999 compares to $7.4 million reported during the same period in 1998. The majority of these expenditures are related to the modernization of existing office buildings, replacement of legacy information systems, expansion of warehouse facilities and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization of $3.9 million in the first quarter of 1999 compares to $2.6 million in the first quarter of 1998.
This increase was a result of the capital investments noted above and the amortization of goodwill related to acquisitions made during the past three years.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $19.8 million, $30.1 million and $25.0 million were outstanding at March 27, 1999, January 2, 1999 and March 28, 1998, respectively. Long-term debt, excluding current maturities, of $160.8 million at March 27, 1999 compares to $107.8 million and $157.1 million at March 28, 1998 and January 2, 1999, respectively. The increase in debt since March 28, 1998 was a result of the repurchase of 2.2 million shares of the Company's common stock as discussed below and increases in working capital borrowings during 1998.

Effective August 20, 1998, the Company's Board of Directors approved and the Company executed a common stock repurchase program for a total of 2.2 million shares of common stock. The primary purpose of this stock repurchase program was to take advantage of the low market price relative to management's assessment of the future prospects of the business and its corresponding favorable effect on stockholder value. The total cost of shares repurchased under this program totaled $23.0 million, averaging $10.25 per share.

It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $150 million. The Company's subsidiary in the United Kingdom has a $17.2 million, three-year variable rate revolving credit agreement expiring in January 2000 to support its working capital requirements. In addition, the Company issued $75 million of senior debt during the fourth quarter of 1998 and used the proceeds to reduce outstanding borrowings under its revolving credit facility. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facility.

The 1999 first quarter dividend declared of $.03 per share of common stock represents approximately a 9.1% increase over the $.0275 per share declared for the first quarter of 1998. The dividend was payable May 3, 1999 to stockholders of record on April 1, 1999.

The current ratio for the first quarter was 6.9 to 1.0 in 1999 compared with
5.6 to 1.0 in 1998. The Company's total debt to total capital ratio was .35 to 1.0 in 1999 compared to .28 to 1.0 in 1998.

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

The Company has completed a thorough assessment of all its existing information systems. A significant portion of the Company's Year 2000 Issues will be resolved by the installation of year 2000 compliant information systems. The new systems are designed to manage order processing, warehousing and finance activities on a fully integrated enterprise-wide basis (the "Base System"). Implementation of the Base System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not year 2000 compliant as an ancillary benefit. Year 2000 compliance for information systems not replaced by the Base System, including manufacturing and raw material inventory systems, will be addressed through a combination of reprogramming and replacement. The Company is utilizing both internal and external resources to replace, reprogram and test its information systems for year 2000 modifications. The Company anticipates implementation of the Base System to be substantially complete by mid-1999 and anticipates reprogramming and replacement efforts for year 2000 compliance in its information systems to be substantially complete by the end of third quarter 1999, which is prior to any anticipated impact on its operating systems, with the balance of modifications to be completed on less critical systems during the fourth quarter of 1999.

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

To date, the Company has spent approximately $18.0 million for implementation of the new Base System and estimates that total costs for implementing the new Base System will approximate $21.0 million. The Company has also spent approximately $0.9 million to date for additional assessment, reprogramming, replacement and other year 2000 compliance issues not covered by implementation of the Base System and estimates that total costs for such items will approximate $2.5 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and year 2000 compliance is merely an ancillary benefit, the Company capitalizes and depreciates such assets over their estimated useful lives. To the extent that year 2000 costs do not qualify as capital investments, the Company expenses such costs as incurred.

The Company has given consideration to the most reasonably likely worst-case year 2000 scenarios and contingency planning to address such scenarios. Year 2000 problems may involve temporary delays in the delivery to the Company of footwear or raw materials used in its manufacturing operations. The Company sources footwear from numerous vendors located in 22 countries and sources raw materials, principally leather and footwear soles, from a select group of domestic and international suppliers. The possibility that year 2000 problems could cause the temporary failure in basic utilities, delays in transportation, interruption of electronic communications or the interruption of banking and commercial payment systems in various parts of the world is beyond the reasonable ability of the Company to assess or control. Any such events could disrupt suppliers' abilities to make timely deliveries to the Company and could disrupt the Company's own operations. Although there is also the risk that suppliers may fail to completely remediate their own internal year 2000 problems, the Company believes this risk is mitigated by the fact that the bulk of its supplied goods, such as pigskins for tanning or leather footwear uppers stitched offshore, involve relatively lower levels of technology that are less susceptible to year 2000 problems. To the extent year 2000 problems affect vendors and suppliers, the Company could experience delays which in turn could adversely affect its ability to fill customer orders in a timely manner resulting in a reduction or delay in sales and earnings.

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

Internally, an unforeseen delay in implementation of the Company's new Base System could adversely affect the Company's operations and sales and would have to be addressed by the parallel remediation of legacy information systems to support continuing operations until completion of the Base System. Additionally, any delay in the reprogramming and replacement of manufacturing or raw material inventory related systems could also adversely affect the Company's operations and sales. The Company does not currently believe these risks are likely because implementation of the Base System and the reprogramming and replacement efforts are scheduled for completion prior to the year 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in Wolverine's Form 10-K Annual Report for its fiscal year ended January 2, 1999, is incorporated herein by reference

Wolverine faces market risk to the extent that changes in foreign currency exchange rates affect Wolverine's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. Wolverine manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of fixed-rate debt. Wolverine does not believe that there has been a material change in the nature of Wolverine's primary market risk exposures, including the categories of market risk to which Wolverine is exposed and the particular markets that present the primary risk of loss to Wolverine. As of the date of this Form 10-Q Quarterly Report, Wolverine does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods used by Wolverine to manage its primary market risk exposures, as described in the sections of its annual report incorporated herein by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, Wolverine does not expect to change its methods used to manage its market risk exposures in the near term. However, Wolverine may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

Wolverine's market risk exposure is mainly comprised of its vulnerability to changes in foreign currency exchange rates and interest rates. Prevailing rates and rate relationships in the future will be primarily determined by market factors that are outside of Wolverine's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on Wolverine's responsibility for such statements.

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

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

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

                              WOLVERINE WORLD WIDE, INC.
                                 AND SUBSIDIARIES



May 11, 1999                  /S/ GEOFFREY B. BLOOM
Date                          Geoffrey B. Bloom
                              Chairman and Chief Executive Officer
                              (Duly Authorized Signatory for Registrant)



May 11, 1999                  /S/ STEPHEN L. GULIS, JR.
Date                          Stephen L. Gulis, Jr.
                              Executive Vice President, Chief Financial
                                 Officer and Treasurer
                              (Principal Financial Officer and Duly
                                 Authorized Signatory for Registrant)

                              EXHIBIT INDEX


EXHIBIT
NUMBER    DOCUMENT
------    --------

3.1       Certificate of Incorporation, as amended.  Previously filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2 Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27        Financial Data Schedule.