Form 10-Q
period 1999-06-19
WOLVERINE WORLD WIDE INC /DE/
filed 1999-08-03
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 19, 1999

OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 1-6024

WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1185150
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9341 Courtland Drive, Rockford, Michigan	49351
(Address of Principal Executive Offices)	(Zip Code)

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

There were 44,380,590 shares of Common Stock, $1 par value, outstanding as of July 27, 1999, of which 3,120,452 shares are held as Treasury Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)

	June 19,	January 2,	June 20,
	1999	1999	1998
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 4,340	$ 6,203	$ 5,234
Accounts receivable, less allowances
June 19, 1999 - $6,543
January 2, 1999 - $5,896
June 20, 1998 - $8,151	147,004	152,110	133,336
Inventories:
Finished products	139,765	113,923	130,331
Raw materials and work in process	44,309	53,116	43,040
	184,074	167,039	173,371

Other current assets	11,405	15,626	10,286

TOTAL CURRENT ASSETS	346,823	340,978	322,227

PROPERTY, PLANT & EQUIPMENT
Gross cost	206,508	194,374	179,006
Less accumulated depreciation	89,482	83,239	77,940
	117,026	111,135	101,066

OTHER ASSETS	66,449	69,365	58,625

TOTAL ASSETS	$530,298	$521,478	$481,918

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)

	June 19,	January 2,	June 20,
	1999	1999	1998
	(Unaudited)	(Audited)	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$ 758	$ 6,546	$ 6,441
Accounts payable and other accrued liabilities	41,130	40,161	45,896
Current maturities of long-term debt	4,561	4,561	4,417
TOTAL CURRENT LIABILITIES	46,449	51,268	56,754

LONG-TERM DEBT (less current maturities)	171,979	157,089	116,258

OTHER NONCURRENT LIABILITIES	11,617	12,801	12,029

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 19, 1999 - 44,298,569 shares
January 2, 1999 - 43,832,070 shares
June 20, 1998 - 43,686,126 shares	44,299	43,832	43,686
Additional paid-in capital	76,603	72,825	70,202
Retained earnings	226,243	227,829	203,985
Accumulated other comprehensive income	(1,204)	(1,014)	(100)
Unearned compensation	(7,826)	(5,999)	(6,731)
Cost of shares in treasury:
June 19, 1999 - 3,120,452 shares
January 2, 1999 - 3,067,177 shares
June 20, 1998 - 824,147 shares	(37,862)	(37,153)	(14,165)

TOTAL STOCKHOLDERS' EQUITY	300,253	300,320	296,877

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$530,298	$521,478	$481,918

(   ) - Denotes deduction.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	1999	1998	1999	1998

NET SALES AND OTHER
OPERATING INCOME	$131,444	$142,002	$267,637	$290,516

Cost of products sold	94,964	94,270	189,289	196,887
GROSS MARGIN	36,480	47,732	78,348	93,629

Selling and administrative expenses	37,613	32,510	71,752	67,060
OPERATING INCOME (LOSS)	(1,133)	15,222	6,596	26,569

OTHER EXPENSES (INCOME):
Interest expense	2,547	2,052	4,831	3,722
Interest income	(333)	(467)	(451)	(530)
Other - net	695	(131)	881
	2,909	1,454	5,261	3,192

EARNINGS (LOSS) BEFORE
INCOME TAXES	(4,042)	13,768	1,335	23,377

Income taxes (credit)	(1,330)	4,613	444	7,834

NET EARNINGS (LOSS)	$(2,712)	$9,155	$891	$15,543

EARNINGS (LOSS) PER SHARE:
Basic	$(.07)	$.22	$.02	$.37
Diluted	$(.07)	$.21	$.02	$.36

CASH DIVIDENDS PER SHARE	$.0300	$.0275	$.0600	$.0550

SHARES USED FOR NET EARNINGS
(LOSS) PER SHARE COMPUTATION:
Basic	40,228,497	42,164,205	40,141,118	42,052,078
Diluted	41,127,679	43,751,263	41,333,571	43,717,789

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 19,	June 20,
	1999	1998

OPERATING ACTIVITIES
Net earnings	$ 891	$15,543
Depreciation, amortization and other non-cash items	3,415	1,618
Unearned compensation	1,234	1,107
Russian restructuring charge	14,000
Changes in operating assets and liabilities:
Accounts receivable	2,906	4,730
Inventories	(23,935)	(29,537)
Other current assets	3,321	5,907
Accounts payable and other accrued liabilities	469	(11,331)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,301	(11,963)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	25,000	42,765
Payments of long-term borrowings	(10,110)	(16,354)
Proceeds from short-term borrowings		7,285
Payments of short-term borrowings	(5,788)	(4,095)
Cash dividends	(2,477)	(2,357)
Proceeds from shares issued under employee stock plans	475	186

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,100	27,430

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,134)	(15,628)
Other	870	(373)

NET CASH USED IN INVESTING ACTIVITIES	(11,264)	(16,001)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,863)	(534)

Cash and cash equivalents at beginning of the year	6,203	5,768

CASH AND CASH EQUIVALENTS AT END OF THE
PERIOD	$ 4,340	$ 5,234

(   ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 19, 1999 and June 20, 1998

NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Certain amounts previously reported in 1998 have been reclassified to conform with the presentation used in 1999.

NOTE B - Fluctuations

The Company's sales are seasonal, particularly in its major divisions, The Hush Puppies Company, the Wolverine Footwear Group, the Performance Footwear Group, the Wolverine Slipper Group and the Wolverine Leathers Division. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

NOTE C - Restructuring Charge

As a result of the continued deterioration in Russian economic and political conditions, the Company approved a plan in the second quarter of 1999 to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a non-recurring, non-cash, pre-tax charge to earnings of $14.0 million, of which $6.9 million is reflected in a writedown in cost of goods sold for inventory, $6.6 million is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is reflected in other expense for the disposal of fixed assets. The $14.0 million restructuring charge resulted in a reduction of net earnings of $0.23 per share after tax for the twenty-four weeks ended June 19, 1999. As of June 19, 1999, $4.4 million has been charged against the restructuring reserve. The Company expects to complete the liquidation and exit the business by the end of 1999.

NOTE D - Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	Quarter Ended		Year-to-date Ended
	June 19,	June 20,	June 19,	June 20,
	1999	1998	1999	1998
Weighted average shares outstanding	41,127,679	42,839,279	40,991,423	42,743,458
Adjustment for nonvested common stock	(899,182)	(675,074)	(850,305)	(691,380)
Denominator for basic earnings per share	40,228,497	42,164,205	40,141,118	42,052,078
Effect of dilutive stock options		911,984	342,148	974,331
Adjustment for nonvested common stock	899,182	675,074	850,305	691,380
Denominator for diluted earnings per share	41,127,679	43,751,263	41,333,571	43,717,789

Diluted net earnings (loss) per share for periods with a net loss do not include the effect of employee stock options since such inclusion would be antidilutive.

NOTE E - Comprehensive Income

Second quarter 1999 total comprehensive income was a loss of $2,803,000 while year-to-date 1999 comprehensive income totaled $701,000. Total comprehensive income was $9,098,000 and $15,511,000, for the second quarter and year-to-date of 1998, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $91,000 and $190,000 for the second quarter and year-to-date of 1999, respectively, and $57,000 and $32,000 for the second quarter and year-to-date of 1998, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 19, 1999 and June 20, 1998

NOTE F - Business Segments

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes and work shoes. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 56 domestic retail stores at June 19, 1999 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of segmentation since the year ended January 2, 1999.

Business segment information is as follows (in thousands of dollars):

	Branded	Other
	Footwear	Businesses	Corporate	Consolidated
	Quarter ended June 19, 1999
Net sales and other operating income
from external customers	$113,609	$17,835		$$131,444
Intersegment sales	545	1,421		1,966
Earnings (loss) before income taxes	(6,097)	2,481	$(426)	(4,042)

	Year-to-date ended June 19, 1999
Net sales and other operating income
from external customers	$236,027	$31,610		$$267,637
Intersegment sales	6,191	2,486		8,677
Earnings (loss) before income taxes	(1,154)	2,827	$(338)	1,335

	Quarter ended June 20, 1998
Net sales and other operating income
from external customers	$122,777	$19,225		$$142,002
Intersegment sales	3,005	2,200		5,205
Earnings (loss) before income taxes	12,146	2,513	$(891)	13,768

	Year-to-date ended June 20, 1998
Net sales and other operating income
from external customers	$256,471	$34,045		$$290,516
Intersegment sales	8,539	4,087		12,626
Earnings before income taxes	19,754	3,384	$239	23,377

ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

Results of Operations - Comparisons of Second Quarter 1999 To Second Quarter 1998

Second quarter net sales and other operating income of $131.4 million for 1999 fell below the 1998 level of $142.0 million by $10.6 million (7.4%) and 1999 year-to-date net sales and other operating income of $267.6 million fell below the 1998 year-to-date level of $290.5 million by $22.9 million (7.9%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of The Hush Puppies Company, the Wolverine Footwear Group (comprised of Wolverine®, Hy-Test®, Coleman®, Bates® and Harley-Davidson® brands), the Performance Footwear Group (comprised of Caterpillar® Footwear Group and Merrell®), the Wolverine Children's Group, and the Wolverine Slipper Group, decreased $9.2 million (7.5%) for the 1999 second quarter and $20.5 million (8.0%) for the year-to-date. The Company's other business units (Hush Puppies Retail Division and Wolverine Leathers Division) reported a $1.4 million (7.2%) and $2.4 million (7.1%) decline in net sales and other operating income for the second quarter and year-to-date of 1999 compared to 1998, respectively.

Within the Branded Footwear segment, The Hush Puppies Company reported a net sales and other operating income decrease of $6.7 million (19.5%) in the second quarter of 1999 and an $18.4 million (21.7%) decrease for the year-to-date 1999 when compared to the same periods in the prior year. The Wolverine Footwear Group's net sales and other operating income remained flat for the second quarter of 1999 as compared to 1998 and increased $3.4 million (3.1%) for the year-to-date 1999 over the 1998 level. The Performance Footwear Group continued its growth reflecting an increase in net sales and other operating income of $1.8 million (9.2%) for the second quarter of 1999 and $2.2 million (5.3%) for the year-to-date 1999 over the 1998 levels. The Wolverine Children's Group increased net sales and other operating income by $0.9 million (37.0%) for the second quarter and $0.6 million (10.7%) for the year-to-date 1999 as compared to the same periods of 1998. The Wolverine Slipper Group recognized a $0.8 million (55.3%) net sales and other operating income increase for the second quarter of 1999 and a $0.7 million increase (28.5%) for the year-to-date 1999 when compared to the same periods in the prior year.

The Hush Puppies U.S. wholesale operations' 1999 net sales and other operating income decreased $2.3 million (11.3%) from the 1998 second quarter level and decreased $8.2 million (16.8%) from the year-to-date 1998 level. Net sales and other operating income from the Hush Puppies International licensing operation increased $1.0 million (32.8%) and $1.1 million (19.5%) for the second quarter and year-to-date 1999, respectively, over the same periods in 1998, reflecting continued international demand for the brand. The Hush Puppies U.K. wholesale operations' 1999 second quarter net sales and other operating income decreased $4.5 million (55.3%) and year-to-date 1999 net sales and other operating income decreased $10.5 million (46.2%) as compared to the same periods of 1998 as a result of the planned reduction in the specialty store segment of its distribution channel. Net sales and other operating income in the Hush Puppies Canadian wholesale operation decreased $0.9 million (30.5%) and $0.7 million (9.3%) for the second quarter and year-to-date of 1999 as compared to 1998.

The Wolverine Footwear Group's net sales and other operating income remained flat for the second quarter with the Wolverine Boots and Shoes Division reporting a decrease of $0.8 million (2.4%) and an increase of $1.3 million (2.1%) over the 1998 second quarter and year-to-date levels, respectively. Hy-Test Boots and Shoes reported a $1.0 million (14.9%) and $0.9 million (6.2%) decrease in net sales and other operating income for the second quarter and year-to-date of 1999, respectively. This was a result of the sale of two Company-owned mobile retail distribution groups since the second quarter of 1998. Harley-Davidson footwear, which began operations in the third quarter of 1998, contributed $4.6 million and $8.7 million to net sales and other operating income during the second quarter and year-to-date of 1999. Coleman footgear net sales and other operating income decreased $1.9 million and $3.1 million for the second quarter and year-to-date of 1999, respectively. Net sales and other operating income for the Bates footwear division, including shipments to the United States Department of Defense, decreased $1.5 million (11.2%) for second quarter of 1999 and $3.2 million (12.2%) for the first half of 1999 over prior year levels as a result of a slow down in draw orders against contracts.

The Performance Footwear Group recognized a $1.8 million (9.2%) and $2.2 million (5.3%) increase in net sales and other operating income for the second quarter and year-to-date of 1999, respectively, as compared to the same periods of 1998. The Merrell outdoor footwear business contributed $4.3 million (61.1%) to the increase in net sales and other operating income in the second quarter of 1999 over the same period of 1998 and $6.0 million (42.6%) for the year-to-date 1999 over the level for the same period of the prior year. The Caterpillar U.S. wholesale operation reported a $1.7 million (20.1%) and $2.3 million (12.7%) drop in 1999 second quarter and year-to-date net sales and other operating income, respectively. Caterpillar international royalty revenue for the second quarter and year-to-date of 1999 decreased $0.8 million (16.3%) and $1.6 million (17.1%) from the 1998 net sales and other operating income levels, respectively.

The Wolverine Slipper Group's second quarter and year-to-date 1999 net sales and other operating income increased $0.8 million (55.3%) and $0.7 million (28.5%), respectively, compared to the same periods in 1998, primarily as a result of a reduction in seasonal returns and improved factory delivery.

The Hush Puppies Retail Division's net sales and other operating income remained flat for both the second quarter and year-to-date 1999. Same-store net sales were down 0.1% for the year as compared to the 1998 level, reflecting the sluggish demand in the retail footwear sector.

The Wolverine Leathers Division recorded a decrease in net sales and other operating income of $1.4 million (13.7%) from the second quarter of 1998 and $2.3 million (12.2%) from the first half of 1998. The decrease relates primarily to reduced demand for the Hush Puppies Classics sueded product line.

Gross margin as a percentage of net sales and other operating income for the second quarter of 1999 was 27.8%, (33.0% excluding the Russian restructuring charge), compared to the prior year's second quarter level of 33.6%. Year-to-date gross margin of 29.3% (31.9% excluding the Russian restructuring charge) for 1999 compares to 32.2% for the same period in 1998. Gross margin dollars for the second quarter of 1999 decreased $11.3 million or 23.6% ($4.4 million excluding the Russian restructuring charge) and $15.3 million or 16.3% ($8.4 million excluding the Russian restructuring charge) for the year-to-date 1999 from the same periods of 1998, respectively. The gross margin percentage for the branded footwear businesses, excluding the Russian restructuring charge, was 32.2% for the second quarter of 1999 and 31.1% for the year-to-date 1999 as compared to 33.0% and 31.5% for the same periods of 1998, respectively, reflecting that initial pricing margins for branded footwear continued to be strong. The gross margin percentage for the other business units increased to 38.4% for the second quarter of 1999 from 37.8% for the same period of 1998 and 37.1% for the year-to-date 1999 compared to 38.0% for 1998. The Hush Puppies Company's gross margin decreased to 31.7% from 32.8% for the second quarter of 1999 and 31.4% from 31.7% for the year-to-date 1999 as compared to 1998 levels as a result of markdowns to move inventories. The Wolverine Footwear Group experienced a 1.5 and 0.8 percentage point increase in gross margin for second quarter and year-to-date 1999, respectively, as compared to the same periods of 1998 as a result of better initial pricing margins. The Performance Footwear Group recognized a 1.4 percentage point decrease in gross margin for the second quarter of 1999 and 2.9 percentage point decrease for the first half of 1999 when compared to the same periods of 1998 resulting primarily from a higher percentage of factory direct sales, which have lower margins but also have lower selling and administrative costs. Gross margin for the Wolverine Leathers Division increased 4.6 percentage points for the second quarter of 1999 and remained flat for the year-to-date 1999 as compared to the same periods of 1998.

Selling and administrative expenses of $37.6 million for the second quarter of 1999 increased $5.1 million over the 1998 second quarter level of $32.5 million and, as a percentage of net sales and other operating income, increased to 28.6% compared to 22.9% in the second quarter of 1998. Year-to-date selling and administrative expenses for 1999 increased $4.7 million to $71.8 million from $67.1 million for the same period of 1998 and, as a percentage of net sales and other operating income, increased to 26.8% compared to 23.1%. Excluding the Russian restructuring charge, selling and administrative expenses for the second quarter of 1999 would have been $31.0 million, a decrease of $1.5 million from the same period of 1998 and as a percentage of net sales and other operating income, would have increased to 23.6% from 22.9%. Year-to-date selling and administrative expenses excluding the Russian restructuring charge would have been $65.2 million, a decrease of $1.9 million from 1998 and as a percentage of net sales and other operating income, would have increased to 24.3% from 23.1%. The change in year-to-date selling and administrative expenses includes increased depreciation expense of $1.6 million related to the recent investments in warehousing infrastructure and information services and $1.7 million of Harley-Davidson selling and administration costs. These increases were offset by $5.2 million in cost reductions applicable to actions initiated in the last half of 1998.

Interest expense for the second quarter of 1999 was $2.5 million, compared to $2.1 million for the same period of 1998. Year-to-date interest expense for 1999 and 1998 was $4.8 million and $3.7 million, respectively. The increase in interest expense reflects additional borrowings on the revolving credit facility to support the repurchase of 2.2 million shares of the Company's common stock primarily during the fourth quarter of 1998, and increased working capital borrowings during 1999.

The 1999 second quarter and year-to-date effective tax rates of 32.9% and 33.3%, respectively, decreased from the 1998 second quarter and year-to-date effective tax rate of 33.5%, as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a larger percentage of total consolidated earnings.

A net loss of $2.7 million (net earnings of $6.6 million excluding the Russian restructuring charge) for the twelve weeks ended June 19, 1999 compares to net earnings of $9.2 million for the same period in 1998. Year-to-date net earnings decreased to $0.9 million ($10.2 million excluding the Russian restructuring charge) in 1999 from $15.5 million for the same period of 1998. Diluted loss per share of $0.07 (diluted earnings per share of $0.16 excluding the Russian restructuring charge) for the second quarter of 1999 compares to $0.21 for the same period of 1998. Year-to-date diluted earnings per share of $0.02 (diluted earnings per share of $0.25 excluding the Russian restructuring charge) compares to $0.36 for the same period of 1998. Decreased net earnings are primarily a result of the items noted above.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 million in 1999 compared to net cash used of $12.0 million in 1998, an improvement of $14.3 million. Cash of $17.2 million for 1999 and $30.2 million for 1998 was used to fund working capital requirements. Accounts receivable of $147.0 million at June 19, 1999 reflects an increase of $13.7 million (10.3%) over the balance at June 20, 1998 and a decrease of $5.1 million (3.4%) from the January 2, 1999 balance. Inventories of $184.1 million at June 19, 1999 reflect an increase of $10.7 million (6.2%) compared to the balance at June 20, 1998 and an increase of $17.0 million (10.2%) over the balance at January 2, 1999. The expansion of the Merrell business and the addition of the Harley-Davidson business increased accounts receivable and inventories by $10.8 million and $7.4 million, respectively, over the June 20, 1998 balances. Order backlog was approximately 3% higher at June 19, 1999, when compared to the previous years' second quarter. Accounts payable and other accrued liabilities of $41.1 million at June 19, 1999 reflect a $4.8 million (10.4%) decrease from the $45.9 million balance at June 20, 1998 and a $1.0 million (2.4%) increase from the $40.2 million balance at January 2, 1999.

Additions to property, plant and equipment of $12.1 million in the first half of 1999 compares to $15.6 million reported during the same period in 1998. The majority of these expenditures are related to the replacement of legacy information systems and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization expense of $6.8 million in the first half of 1999 compares to $5.3 million in the comparable period of 1998. This increase was a result of the capital investments noted above and the amortization of goodwill related to the acquisitions made during the past three years.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $36.0 million, $30.1 million and $32.7 million were outstanding at June 19, 1999, January 2, 1999 and June 20, 1998, respectively. Long-term debt, excluding current maturities, of $172.0 million at June 19, 1999 compares to $116.3 million and $157.1 million at June 20, 1998 and January 2, 1999, respectively. The increase in debt since June 20, 1998 was a result of the repurchase of 2.2 million shares of the Company's common stock as discussed below and increases in working capital borrowings during 1999.

As discussed in the notes to the consolidated condensed financial statements, the Company recorded a non-recurring, non-cash, pre-tax charge to earnings related to the closing of the Russian wholesale footwear business of $14.0 million, of which $6.9 million is reflected in a writedown in cost of goods sold for inventory, $6.6 million is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is reflected in other expense for the disposal of fixed assets. The $14.0 million pre-tax restructuring charge resulted in a reduction of net earnings of $0.23 per share after tax for the twenty-four weeks ended June 19, 1999.

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

It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $165 million. The Company's subsidiary in the
United Kingdom has a $17.2 million, three-year variable rate revolving credit agreement expiring in January 2000 to support its working capital requirements. In addition, the Company issued $75 million of senior debt during the fourth quarter of 1998 and used the proceeds to reduce outstanding borrowings under its revolving credit facility. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facility.

The 1999 second quarter dividend declared of $.03 per share of common stock represents approximately a 9.1% increase over the $.0275 per share declared in the second quarter of 1998. The dividend is payable August 2, 1999 to stockholders of record on July 1, 1999.

The current ratio for the second quarter was 7.5 to 1.0 in 1999 compared with 5.7 to 1.0 for the same period of 1998. The Company's total debt to total capital ratio increased to .37 to 1.0 in 1999 from .30 to 1.0 in 1998.

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

The Company has completed a thorough assessment of all its existing information systems. A significant portion of the Company's Year 2000 Issues will be resolved by the installation of year 2000 compliant information systems. The new systems are designed to manage order processing, warehousing and finance activities on a fully integrated enterprise-wide basis (the "Base System"). Implementation of the Base System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not year 2000 compliant as an ancillary benefit. Year 2000 compliance for information systems not replaced by the Base System, including manufacturing and raw material inventory systems, will be addressed through a combination of reprogramming and replacement. The Company is utilizing both internal and external resources to replace, reprogram and test its information systems for year 2000 modifications. Implementation of the Base System is now substantially completed and the Company anticipates reprogramming and replacement efforts for year 2000 compliance in its information systems to be substantially complete by the end of third quarter 1999, which is prior to any anticipated impact on its operating systems, with the balance of modifications to be completed on less critical systems during the fourth quarter of 1999.

The Company has also completed a thorough assessment of all operating systems and equipment containing computer microchips that may be year 2000 sensitive (commonly referred to as "embedded chips"). With priority given to critical items, the Company intends to test operating systems and equipment containing embedded chips for year 2000 compliance and to reprogram or replace such equipment as appropriate. Company-owned manufacturing systems are generally year 2000 compliant and will not require significant reprogramming or replacement. Year 2000 modifications for critical operating systems and equipment are now substantially completed, with the modification or elimination of lower priority systems and equipment to be completed during the third and fourth quarters of 1999.

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

To date, the Company has spent approximately $19.0 million for implementation of the new Base System and estimates that total costs for implementing the new Base System will approximate $21.0 million. The Company has also spent approximately $0.9 million to date for additional assessment, reprogramming, replacement and other year 2000 compliance issues not covered by implementation of the Base System and estimates that total costs for such items will approximate $2.5 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and year 2000 compliance is merely an ancillary benefit, the Company capitalizes and depreciates such assets over their estimated useful lives. To the extent that year 2000 costs do not qualify as capital investments, the Company expenses such costs as incurred.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Form 10-K Annual Report for its fiscal year ended January 2, 1999, is incorporated herein by reference

The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of fixed-rate debt. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Form 10-Q Quarterly Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods used by the Company to manage its primary market risk exposures, as described in the sections of its annual report incorporated herein by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, the Company does not expect to change its methods used to manage its market risk exposures in the near term. However, the Company may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Company's market risk exposure is mainly comprised of its vulnerability to changes in foreign currency exchange rates and interest rates. Prevailing rates and rate relationships in the future will be primarily determined by market factors that are outside of the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on the Company's responsibility for such statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On April 23, 1999, the Company held its 1999 Annual Meeting of Stockholders. The purposes of the meeting were to elect four directors for three-year terms expiring in 2002, to approve the Stock Incentive Plan of 1999 and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Voted

Daniel T. Carroll	For	35,653,290
	Authority Withheld	209,925
	Broker Non-Votes	0

Donald V. Fites	For	35,668,932
	Authority Withheld	194,283
	Broker Non-Votes	0

Phillip D. Matthews	For	35,673,898
	Authority Withheld	189,317
	Broker Non-Votes	0

Paul D. Schrage	For	35,657,149
	Authority Withheld	206,066
	Broker Non-Votes	0

The following persons remained as directors of the Company with terms expiring in 2000: Alberto L. Grimoldi, Joseph A. Parini, Joan Parker and Elizabeth A. Sanders. The following persons remained as directors of the Company with terms expiring in 2001: Geoffrey B. Bloom, David T. Kollat, David P. Mehney and Timothy J. O'Donovan.

The stockholders also voted to approve the Stock Incentive Plan of 1999. The following sets forth the results of the voting with respect to that matter.

Shares Voted

For	30,990,386
Against	4,111,172
Abstentions	761,657
Broker Non-Votes	0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	35,746,970
Against	60,261
Abstentions	55,984
Broker Non-Votes	0

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.

            (b)    Reports on Form 8-K. No reports on Form 8-K were filed during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

August 3, 1999	/s/ Geoffrey B. Bloom
Date	Geoffrey B. Bloom
Chairman and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

August 3, 1999	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr.
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