Form 10-Q
period 1999-09-11
WOLVERINE WORLD WIDE INC /DE/
filed 1999-10-26
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 11, 1999

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

There were 44,418,335 shares of Common Stock, $1 par value, outstanding as of October 19, 1999, of which 3,120,928 shares are held as Treasury Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)

	September 11	January 2,	September 12,
	1999	1999	1998
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 7,639	$ 6,203	$ 8,853
Accounts receivable, less allowances
September 11, 1999 - $6,656
January 2, 1999 - $5,896
September 12, 1998 - $8,621	181,525	152,110	159,100
Inventories:
Finished products	145,253	113,923	131,467
Raw materials and work in process	44,720	53,116	46,067
	189,973	167,039	177,534

Other current assets	10,139	15,626	10,381

TOTAL CURRENT ASSETS	389,276	340,978	355,868

PROPERTY, PLANT & EQUIPMENT
Gross cost	208,919	194,374	184,594
Less accumulated depreciation	92,436	83,239	80,274
	116,483	111,135	104,320

OTHER ASSETS	68,518	69,365	60,881

TOTAL ASSETS	$574,277	$521,478	$521,069

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)

September 11	January 2,	September 12,
1999	1999	1998
(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$ 500	$ 6,546	$ 7,896
Accounts payable and other accrued liabilities	48,670	40,161	47,018
Current maturities of long-term debt	4,351	4,561	4,417
TOTAL CURRENT LIABILITIES	53,521	51,268	59,331

LONG-TERM DEBT (less current maturities)	196,745	157,089	153,505

OTHER NONCURRENT LIABILITIES	11,538	12,801	11,904

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 11, 1999 - 44,416,294 shares
January 2, 1999 - 43,832,070 shares
September 12, 1998 - 43,802,049 shares	44,416	43,832	43,802
Additional paid-in capital	77,195	72,825	71,324
Retained earnings	236,525	227,829	213,668
Accumulated other comprehensive income	(894)	(1,014)	(156)
Unearned compensation	(7,065)	(6,731)	(7,708)
Cost of shares in treasury:
September 11, 1999 - 3,120,928 shares
January 2, 1999 - 3,067,177 shares
September 12, 1998 - 1,829,147 shares	(37,704)	(37,153)	(24,601)

TOTAL STOCKHOLDERS' EQUITY	312,473	300,320	296,329

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$574,277	$521,478	$521,069

(   ) - Denotes deduction.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)

12 Weeks Ended	36 Weeks Ended
September 11,	September 12,	September 11,	September 12,
	1999	1998	1999	1998

NET SALES AND OTHER
OPERATING INCOME	$170,482	$164,486	$438,119	$455,002

Cost of products sold	119,025	112,766	308,314	309,653
GROSS MARGIN	51,457	51,720	129,805	145,349

Selling and administrative expenses	31,741	33,324	103,493	100,384
OPERATING INCOME	19,716	18,396	26,312	44,965

OTHER EXPENSES (INCOME):
Interest expense	2,507	2,231	7,338	5,953
Interest income	(55)	(92)	(506)	(622)
Other - net	(9)	(27)	872	27
	2,443	2,166	7,704	5,358

EARNINGS BEFORE
INCOME TAXES	17,273	16,230	18,608	39,607

Income taxes	5,752	5,399	6,196	13,233

NET EARNINGS	$ 11,521	$ 10,831	$ 12,412	$ 26,374

EARNINGS PER SHARE:
Basic	$ .29	$ .26	$ .31	$ .63
Diluted	$ .28	$ .25	$ .30	$ .61

CASH DIVIDENDS PER SHARE	$ .0300	$ .0275	$ .0900	$ .0825

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,364,820	42,069,486	40,215,686	42,039,921
Diluted	41,669,724	43,346,374	41,451,064	43,581,795

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

36 Weeks Ended
September 11,	September 12,
1999	1998

OPERATING ACTIVITIES
Net earnings	$12,412	$26,374
Depreciation, amortization and other non-cash items	4,562	2,746
Unearned compensation	1,996	1,809
Russian restructuring charge	14,000
Changes in operating assets and liabilities:
Accounts receivable	(31,615)	(21,034)
Inventories	(23,834)	(33,700)
Other current assets	4,587	5,812
Accounts payable and other accrued liabilities	8,009	(10,209)

NET CASH USED IN OPERATING ACTIVITIES	(15,883)	(28,202)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	60,004	85,429
Payments of long-term borrowings	(20,558)	(21,771)
Proceeds from short-term borrowings	1,080	11,734
Payments of short-term borrowings	(7,126)	(7,089)
Cash dividends	(3,716)	(3,500)
Purchase of common stock for treasury	(551)	(10,432)
Proceeds from shares issued under employee stock plans	1,892	(259)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,025	54,112

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,545)	(21,788)
Net increase in notes receivable		(282)
Other	839	(755)

NET CASH USED IN INVESTING ACTIVITIES	(13,706)	(22,825)

INCREASE IN CASH AND CASH EQUIVALENTS	1,436	3,085
Cash and cash equivalents at beginning of the year	6,203	5,768

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 7,639	$ 8,853

(   ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 11, 1999 and September 12, 1998

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

NOTE B - Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

NOTE C - Restructuring Charge

As a result of the continued deterioration in Russian economic and political conditions, the Company approved a plan in the second quarter of 1999 to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a non-recurring, non-cash pre-tax charge to earnings of $14.0 million, of which $6.9 million is reflected in a write-down in cost of goods sold for inventory, $6.6 million is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is reflected in other expense for the disposal of fixed assets. The $14.0 million pre-tax restructuring charge resulted in a reduction of net earnings of $0.23 per share after-tax for the twenty-four weeks ended June 19, 1999. As of September 11, 1999, $7.0 million has been charged against the restructuring reserve. The Company expects to complete the liquidation and exit the business by the end of 1999.

NOTE D - Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	Quarter Ended		36-Weeks Ended
	Sept 11,	Sept 12,	Sept 11,	Sept 12,
	1999	1998	1999	1998
Weighted average shares outstanding	41,256,523	42,777,021	41,079,790	42,754,646
Adjustment for nonvested common stock	(891,703)	(707,535)	(864,104)	(714,725)
Denominator for basic earnings per share	40,364,820	42,069,486	40,215,686	42,039,921
Effect of dilutive stock options	413,201	569,353	371,274	827,149
Adjustment for nonvested common stock	891,703	707,535	864,104	714,725
Denominator for diluted earnings per share	41,669,724	43,346,374	41,451,064	43,581,795

NOTE E - Comprehensive Income

Total comprehensive income totaled $11,831,000 and $12,532,000 for the third quarter and 36-week period of 1999, respectively. Total comprehensive income was $10,775,000 and $26,286,000, for the third quarter and 36-week period of 1998, respectively. In addition to net earnings, comprehensive income included foreign currency translation gains of $310,000 and $120,000 for the third quarter and 36-week period of 1999, respectively, and losses of $56,000 and $88,000 for the third quarter and 36-week period of 1998, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 11, 1999 and September 12, 1998

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 58 domestic retail stores at September 11, 1999 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of segmentation since the year ended January 2, 1999.

Business segment information is as follows (in thousands of dollars):

	Branded Footwear	Other Businesses	Corporate	Consolidated
	Quarter ended September 11, 1999
Net sales and other operating income
from external customers	$154,028	$16,454		$170,482
Intersegment sales	4,898	1,384		6,282
Earnings before income taxes	14,785	1,517	$971	17,273

	36 weeks ended September 11, 1999
Net sales and other operating income
from external customers	$390,055	$48,064		$438,119
Intersegment sales	11,089	3,870		14,959
Earnings before income taxes	13,631	4,348	$629	18,608

	Quarter ended September 12, 1998
Net sales and other operating income
from external customers	$149,740	$14,746		$164,486
Intersegment sales	5,030	2,307		7,337
Earnings before income taxes	14,288	558	$1,383	16,230

	36 weeks ended September 12, 1998
Net sales and other operating income
from external customers	$406,211	$48,791		$455,002
Intersegment sales	13,569	6,394		19,963
Earnings before income taxes	34,043	3,942	$1,622	39,607

ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

Results of Operations - Comparisons of the Third Quarter and 36 Weeks Ended September 11, 1999 To Third Quarter and 36 Weeks Ended September 12, 1998

Third quarter net sales and other operating income of $170.5 million for 1999 exceeded the 1998 level of $164.5 million by $6.0 million (3.6%) and 1999 36-week net sales and other operating income of $438.1 million fell below the 1998 36-week level of $455.0 million by $16.9 million (3.7%). On a combined basis, net sales and other operating income for the company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Wolverine Children's Group and the Wolverine Slipper Group), the Wolverine Footwear Group (comprised of the Wolverine®, Hy-Test®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® Footwear), increased $4.3 million (2.9%) for the 1999 third quarter and is down $16.2 million (4.0%) for the 36-week period compared to the respective periods of 1998. The Company's other business units, consisting of Hush Puppies Retail, Wolverine Leathers, and Wolverine Procurement operations, reported a net sales and other operating income increase of $1.7 million (11.6%) for the third quarter 1999 and a decrease of $0.7 million (1.5%) for the 1999 36-week period as compared to the respective periods of 1998.

The Casual Footwear Group reported a net sales and other operating income decrease of $7.6 million (12.0%) in the third quarter of 1999 and a $24.5 million (15.5%) decrease for the 36 weeks ended in 1999 when compared to the same periods in the prior year. The Hush Puppies Company reported 1999 net sales and other operating income decreases of $11.5 million from the third quarter of 1998 and $29.9 million from the 36 weeks ended in 1998. The decreases relate primarily to a shortfall in the U.S. wholesale operation as a result of a slow down in the sales of classic suede casuals, along with the planned reduction in the specialty store distribution segment of the Hush Puppies U.K. operation. Partially offsetting the shortfall in the Hush Puppies Company, the Wolverine Slipper Group's 1999 third quarter and 36 week net sales and other operating income increased compared to the same periods in 1998, primarily as a result of improved on time factory deliveries.

The Wolverine Footwear Group's net sales and other operating income increased $4.4 million (7.2%) for the third quarter of 1999 as compared to 1998 and $7.5 million (4.5%) for the 36 weeks ended in 1999 over 1998. Harley-Davidson® footwear, which began operations late in the third quarter of 1998, contributed the majority of these increases. These increases were partially offset by the Bates® footwear division, including shipments to the United States Department of Defense, which recognized a decrease in net sales and other operating income from the prior year levels as a result of a slow down in draw orders against contracts. The work boot business, comprised of the Wolverine Boots and Shoes Division and Hy-Test® Boots and Shoes, reported a slight increase in net sales and other operating income over the 1998 third quarter and 36 week levels, respectively.

The Performance Footwear Group continued its strong growth reflecting an increase in net sales and other operating income of $10.1 million (47.8%) for the third quarter of 1999 and $12.3 million (19.7%) for the 36 weeks ended in 1999 over the same periods of 1998. The Merrell® outdoor footwear business contributed a majority of the increase in net sales and other operating income as a result of new product offerings and expanded distribution channels.

Within the Company's other business units, the Hush Puppies Retail Division's net sales and other operating income remained flat for both the third quarter and 36 weeks ended in 1999. The Wolverine Leathers Division recorded an increase in net sales and other operating income of 52.0% over the third quarter of 1998 and 0.3% over the 36 weeks ended in 1998. The third quarter net sales gain relates primarily to the increase in suede used in Merrell performance products.

Gross margin as a percentage of net sales and other operating income for the third quarter of 1999 was 30.2%, compared to the prior year's third quarter level of 31.4%. The 1999 36 week gross margin of 29.6% (31.2% excluding the Russian restructuring charge) compares to 31.9% for the same period in 1998. Gross margin dollars for 1999 decreased $0.3 million or 0.5% for the third quarter and $15.5 million or 10.7% ($8.6 million excluding the Russian restructuring charge) for the 36-week period compared to the same periods of 1998, respectively. The gross margin percentages for the branded footwear businesses were 29.4% for the third quarter of 1999 and 30.5% (excluding the Russian restructuring charge) for the 1999 36-week period as compared to 30.8% and 31.2% for the same periods of 1998, respectively. Although initial pricing margins for the branded footwear units continue to be strong, margins were negatively impacted by actions taken to reduce Hush Puppies inventories, the stronger sales performance of the Company's lower margin slipper and leather operations, and regional weaknesses in some of the Company's high margin international licensing and distribution businesses. The gross margin percentage for the other business units decreased to 37.5% for the third quarter of 1999 from 37.6% for the same period of 1998 and 37.2% for the 36 weeks ended in 1999 compared to 37.8% for 1998.

Selling and administrative expenses of $31.7 million for the third quarter of 1999 decreased $1.6 million from the 1998 third quarter level of $33.3 million and, as a percentage of net sales and other operating income, decreased to 18.6% in 1999 compared to 20.3% in the third quarter of 1998. Selling and administrative expenses for the 1999 36-week period increased $3.1 million to $103.5 million from $100.4 million for the same period of 1998 and, as a percentage of net sales and other operating income, increased to 23.6% in 1999 compared to 22.1% for the 1998 36-week period. Excluding the Russian restructuring charge, selling and administrative expenses for the 1999 36-week period would have been $96.9 million, a decrease of $3.5 million from 1998 and, as a percentage of net sales and other operating income, would have remained flat at 22.1%. The change in the 36 week selling and administrative expenses includes increased depreciation expense of $1.4 million related to the recent investments in warehousing infrastructure and information services and $2.4 million of Harley-Davidson® Brand selling and administration costs. These increases were offset by $7.3 million in cost reductions as a result of actions initiated in the last half of 1998.

Interest expense for the third quarter of 1999 was $2.5 million, compared to $2.2 million for the same period of 1998. Interest expense for the 36 weeks ended in 1999 and 1998 was $7.3 million and $6.0 million, respectively. The increase in interest expense reflects additional borrowings on the revolving credit facility to support the repurchase of 2.2 million shares of the Company's common stock primarily during the last half of 1998, and increased working capital borrowings during 1999.

The 1999 third quarter and 36 week effective tax rate of 33.3% remained flat as compared to the 1998 third quarter and decreased slightly from the 1998 36 week effective tax rate of 33.4%.

Net earnings of $11.5 million for the third quarter of 1999 compares to net earnings of $10.8 million for the same period in 1998. The 36 week net earnings decreased to $12.4 million ($21.8 million excluding the Russian restructuring charge) in 1999 from $26.4 million for the same period of 1998. Diluted earnings per share of $0.28 for the third quarter of 1999 compares to $0.25 for the same period of 1998. Diluted earnings per share of $0.30 for the 36 weeks ended in 1999 ($0.53 excluding the Russian restructuring charge) compares to $0.61 for the same period of 1998.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $15.9 million in 1999 compared to $28.2 million in 1998, an improvement of $12.3 million. Cash of $48.9 million for 1999 and $59.1 million for 1998 was used to fund working capital requirements. Accounts receivable of $181.5 million at September 11, 1999 reflects an increase of $22.4 million (14.1%) over the balance at September 12, 1998 and an increase of $29.4 million (19.3%) from the January 2, 1999 balance. Inventories of $190.0 million at September 11, 1999 reflect an increase of $12.4 million (7.0%) compared to the balance at September 12, 1998 and an increase of $22.9 million (13.7%) over the balance at January 2, 1999. The expansion of the Merrell® business and the addition of the Harley-Davidson® business increased accounts receivable and inventories by $18.2 million and $9.8 million, respectively, over the September 12, 1998 balances. Order backlogs of approximately $145.0 million at September 11, 1999 were flat when compared to the balance on September 12, 1998. Accounts payable and other accrued liabilities of $48.7 million at September 11, 1999 reflect a $1.7 million (3.5%) increase from the $47.0 million balance at September 12, 1998 and a $8.5 million (21.2%) increase from the $40.2 million balance at January 2, 1999.

Additions to property, plant and equipment of $14.5 million for 36 weeks ended in 1999 compares to $21.8 million reported during the same period in 1998. The majority of these expenditures are related to the replacement of legacy information systems and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization expense of $10.1 million for the 36 weeks ended in 1999 compares to $8.7 million in the comparable period of 1998. This increase was a result of the capital investments noted above and the amortization of goodwill related to the acquisitions made during the past three years.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $25.4 million, $30.1 million and $27.0 million were outstanding at September 11, 1999, January 2, 1999 and September 12, 1998, respectively. Long-term debt, excluding current maturities, of $196.7 million at September 11, 1999 compares to $157.1 million and $153.5 million at January 2, 1999 and September 12, 1998, respectively. The increase in debt since September 12, 1998 was a result of the repurchase of 2.2 million shares of the Company's common stock as discussed below and increases in working capital borrowings during 1999.

As discussed in the notes to the consolidated condensed financial statements, the Company recorded a non-recurring, non-cash, pre-tax charge to earnings of $14.0 million, in the second quarter of 1999 related to the closing of the Russian wholesale footwear business, of which $6.9 million is reflected in a write-down in cost of goods sold for inventory, $6.6 million is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is reflected in other expense for the disposal of fixed assets. The $14.0 million pre-tax restructuring charge resulted in a reduction of net earnings of $0.23 per share after tax for the 36 weeks ended September 11, 1999. Of the $14.0 million initial reserve established, $7.0 million in charges have been made resulting in a remaining reserve of $7.0 million as of the end of the third quarter of 1999. It is estimated that the existing reserve will be adequate to cover all remaining write-offs and expenses.

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

It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $165.0 million expiring in October 2001. The Company's subsidiaries in the United Kingdom and Canada have $22.3 million and $6.8 million variable rate revolving credit agreements expiring in January 2000 and April 2000, respectively. All revolving credit agreements are used to support working capital requirements. In addition, the Company issued $75 million of senior debt during the fourth quarter of 1998 and used the proceeds to reduce outstanding borrowings under its revolving credit facility. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facility.

The 1999 third quarter dividend declared of $.03 per share of common stock represents approximately a 9.1% increase over the $.0275 per share declared in the third quarter of 1998. The dividend is payable November 1, 1999 to stockholders of record on October 1, 1999.

The current ratio for the third quarter was 7.3 to 1.0 in 1999 compared with 6.0 to 1.0 for the same period of 1998. The Company's total debt to total capital ratio increased to .39 to 1.0 in 1999 from .36 to 1.0 in 1998.

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

The Company has completed a thorough assessment of all its existing information systems. A significant portion of the Company's Year 2000 Issues will be resolved by the installation of year 2000 compliant information systems. The new systems are designed to manage order processing, warehousing and finance activities on a fully integrated enterprise-wide basis (the "Base System"). Implementation of the Base System began in 1997 primarily in response to business demand and growth, although implementation of the Base System will replace software that is not year 2000 compliant as an ancillary benefit. Year 2000 compliance for information systems not replaced by the Base System, including manufacturing and raw material inventory systems, will be addressed through a combination of reprogramming and replacement. The Company is utilizing both internal and external resources to replace, reprogram and test its information systems for year 2000 modifications. The Company believes that implementation of the Base System is substantially complete and believes reprogramming and replacement efforts for year 2000 compliance in its information systems is substantially complete, which is prior to any anticipated impact on its operating systems, with the balance of modifications to be completed on less critical systems during the fourth quarter of 1999.

The Company has also completed a thorough assessment of all operating systems and equipment containing computer microchips that may be year 2000 sensitive (commonly referred to as "embedded chips"). With priority given to critical items, the Company intends to test operating systems and equipment containing embedded chips for year 2000 compliance and to reprogram or replace such equipment as appropriate. Company-owned manufacturing systems are generally year 2000 compliant and will not require significant reprogramming or replacement. Year 2000 modifications for critical operating systems and equipment are now substantially completed, with the modification or elimination of lower priority systems and equipment to be completed during the fourth quarter of 1999.

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

To date, the Company has spent approximately $20.0 million for implementation of the new Base System which is now substantially complete. The Company has also spent approximately $1.4 million to date for additional assessment, reprogramming, replacement and other year 2000 compliance issues not covered by implementation of the Base System and estimates that total costs for such items will approximate $2.4 million. To the extent these costs represent investment in new or upgraded technology with definable value lasting beyond 2000 and year 2000 compliance is merely an ancillary benefit, the Company capitalizes and depreciates such assets over their estimated useful lives. Other year 2000 remediation costs are expensed as incurred.

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

Internally, an unforeseen delay in implementation of the Company's new Base System could adversely affect the Company's operations and sales and would have to be addressed by the parallel remediation of legacy information systems to support continuing operations until completion of the Base System. Additionally, any delay in the reprogramming and replacement of manufacturing or raw material inventory related systems could also adversely affect the Company's operations and sales. The Company does not currently believe these risks are likely because the Company believes implementation of the Base System is substantially complete and full implementation of the Base System as well as the reprogramming and replacement efforts are scheduled for completion prior to the year 2000.

The costs and anticipated completion dates for year 2000 modifications and the estimated impact of Year 2000 Issues are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the level of year 2000 disruptions experienced by the Company's suppliers and customers, the success of any required contingency actions, and similar uncertainties.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Form 10-K Annual Report for its fiscal year ended January 2, 1999, is incorporated herein by reference.

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

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

October 26, 1999	/s/ Geoffrey B. Bloom
Date	Geoffrey B. Bloom
Chairman and Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 26, 1999	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr.
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