Form 10-Q/A
period 1999-09-11
WOLVERINE WORLD WIDE INC /DE/
filed 1999-11-02
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
AMENDMENT NO. 1

TO

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

This Amendment No. 1 to Form 10-Q is filed solely for the purpose of correcting a typographical error in the Consolidated Statements of Cash Flows included in the financial statements filed as part of this report.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

36 Weeks Ended
September 11,	September 12,
1999	1998

OPERATING ACTIVITIES
Net earnings	$12,412	$26,374
Depreciation, amortization and other non-cash items	4,562	2,746
Unearned compensation	1,996	1,809
Russian restructuring charge	14,000
Changes in operating assets and liabilities:
Accounts receivable	(31,615)	(21,034)
Inventories	(29,834)	(33,700)
Other current assets	4,587	5,812
Accounts payable and other accrued liabilities	8,009	(10,209)

NET CASH USED IN OPERATING ACTIVITIES	(15,883)	(28,202)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	60,004	85,429
Payments of long-term borrowings	(20,558)	(21,771)
Proceeds from short-term borrowings	1,080	11,734
Payments of short-term borrowings	(7,126)	(7,089)
Cash dividends	(3,716)	(3,500)
Purchase of common stock for treasury	(551)	(10,432)
Proceeds from shares issued under employee stock plans	1,892	(259)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,025	54,112

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,545)	(21,788)
Net increase in notes receivable		(282)
Other	839	(755)

NET CASH USED IN INVESTING ACTIVITIES	(13,706)	(22,825)

INCREASE IN CASH AND CASH EQUIVALENTS	1,436	3,085
Cash and cash equivalents at beginning of the year	6,203	5,768

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 7,639	$ 8,853

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

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

November 2, 1999	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer and Duly Authorized Signatory
for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule. Previously filed.