Form 10-K
period 2000-01-01
WOLVERINE WORLD WIDE INC /DE/
filed 2000-03-30
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File Number: 1-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1185150
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

9341 Courtland Drive, Rockford, Michigan	49351
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange/Pacific Exchange, Inc.

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

Yes     X                        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 24, 2000: 41,592,884.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 24, 2000: $483,733,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 13, 2000, are incorporated by reference into Part III of this report.

PART I

Item 1.    Business.

General.

          Wolverine World Wide, Inc. (the "Company") is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, rugged outdoor and work footwear, and constructed slippers and moccasins. The Company, a Delaware corporation, is the successor of a 1969 reorganization of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

          Consumers around the world purchased more than 36 million pairs of Company branded footwear during fiscal 1999, making the Company a global leader among U.S. shoe companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with patented technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including Bates®, Caterpillar®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under three operating divisions: (i) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (ii) the Performance Footwear Group, focusing on the Caterpillar® and Merrell® product lines of performance and lifestyle footwear and (iii) the Casual Footwear Group, focusing on Hush Puppies® brand comfortable casual shoes, slippers and moccasins under the Hush Puppies® brand and other private labels for third party retailers and children's footwear under various Company brands. The Company's Global Operations Group is responsible for manufacturing, sourcing and distribution in support of the various Company brands. The Company's footwear is distributed domestically through 58 Company-owned retail stores and to over 20,000 active accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of these retailers operate multiple storefront locations. The Company's products are distributed worldwide in over 130 markets through licensees and distributors.

          The Company, through its Wolverine Leathers Division, operates a Company-owned tannery and is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. The pigskin leather tanned by the Company is used in a significant portion of the footwear manufactured and sold by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of shoes. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, both performs skinning operations and purchases raw pigskins which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

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

The Company's "Other Businesses" category consists of the Company's retail stores, apparel and accessory licensing, tannery and pigskin procurement operations. Financial information regarding the Company's operating segments can be found in Note 10 to the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

Branded Footwear.

          The Company manufactures and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, Caterpillar®, Coleman®, Harley-Davidson®, Hush Puppies®, Hy-Test®, Merrell® and Wolverine®. The Company through its wholly owned subsidiary, Wolverine Slipper Group, Inc., also manufactures constructed slippers and moccasins and markets them under the Hush Puppies®, Joe Boxer®, and Turtle Fur® trademarks and on a private label basis. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities.

          The Company's three branded footwear operating divisions are described below.

          1.          The Wolverine Footwear Group. The Wolverine Footwear Group is one of the world's largest work and outdoor footwear companies, encompassing multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The Wolverine® brand, which has been in existence for 117 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the Bates® and HyTest® product lines. These products feature quality materials and components and patented technologies and designs, such as the DuraShocks® and DuraShocks SR™ systems, innovative technologies with patent applications pending such as Wolverine Fusion™ technology and the new Wolverine Durashocks Motion Control™ system. The Wolverine Footwear Group also markets Harley-Davidson® footwear. Harley-Davidson® footwear styles include traditional motorcycle riding designs as well as contemporary fashion, military and western inspired footwear. In addition, the Wolverine Footwear Group markets hiking and outdoor shoes, boots and sandals through the Coleman® footgear line of products.

          Wolverine® Work and Industrial Footwear. The Company believes the Wolverine® brand has built its reputation by making quality, durable and comfortable work boots and shoes. The development of DuraShocks® technology allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The recently developed Wolverine Fusion™ and Wolverine Durashocks Motion Control™ technologies continue the Company's tradition of comfortable work and industrial footwear. The Wolverine Work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers.

          Wolverine® Rugged Outdoor and Sport Footwear. The Wolverine® rugged outdoor and sport product lines incorporate DuraShocks®, DuraShocks SR™, Wolverine Fusion™ and Wolverine Durashocks Motion Control™ technology and other comfort features into products designed for rugged outdoor use. This broad product line targets active lifestyles and includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics and the Company's performance leathers and patented DuraShocks® technologies. In addition, the Company produces Wolverine® brand rubber footwear for hunters, fishermen and farm workers.

          Bates® Uniform Footwear. The Company's Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, Cool Tech™ and other proprietary comfort technologies in the design of its military-style boots and oxfords including the Bates® Enforcer Series™ and Special Ops™ footwear lines. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and other governmental organizations to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division products are also distributed through specialty retailers and catalogs.

          HyTest®. The HyTest® product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various safety features into its product lines, including steel toe footwear and electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of Shoemobile™ mobile truck retail outlets providing direct sales to workers at industrial facilities.

          Harley-Davidson® Footwear. Pursuant to a License Agreement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® footwear throughout the world. Harley-Davidson® brand footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of 600 independent Harley-Davidson ® dealerships as well as through department stores and specialty retailers.

          Coleman® Footgear. The Company has been granted the exclusive worldwide rights to manufacture, market, distribute and sell outdoor footwear under the Coleman® brand. Coleman® brand footwear products include lightweight hiking boots, outdoor sport boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through specialty retailers and mass merchants.

          2.          The Performance Footwear Group. The Performance Footwear Group began operating as a separate division of the Company in 1999. The Performance Footwear Group is comprised of two of the Company's performance-lifestyle brands, Caterpillar® and Merrell®.

          Caterpillar® Footwear. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with Caterpillar® equipment enhances the reputation of its boots for quality, ruggedness and durability. Caterpillar® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, the Company also manufactures and markets CAT® Marine Power footwear, designed for industrial and recreational marine uses. Caterpillar® brand products target work and industrial users and active lifestyle users. Prior to 1999, the Caterpillar® Footwear Group operated as a separate division of the Company. Caterpillar® footwear is marketed in over 130 countries worldwide.

          Merrell® Footwear. The Merrell® product line, acquired by the Company in October 1997, consists primarily of technical hiking and rugged outdoor footwear designed for backpacking, day hiking and rugged every day use. In 1999, Merrell® introduced the "After-Sport" product line, incorporating Merrell's® technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create shoes with unique styling, performance and comfort features. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Prior to 1999, the Merrell® footwear product line was part of The Wolverine Footwear Group.

          3.          The Casual Footwear Group. The Casual Footwear Group consists of the Hush Puppies Company, Wolverine Slipper Group, Inc. and the Children's Footwear Group. Each of these groups are described below.

          The Hush Puppies Company. The Company believes that the 40-year heritage of the Hush Puppies® brand as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire. The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the Comfort Curve® sole, HPO2® cushioning, patented Bounce® technology and light weight Zero-G™ constructions. Hush Puppies® shoes are sold to men, women and children in over 80 countries.

          Wolverine Slipper Group, Inc. Through its wholly owned subsidiary, Wolverine Slipper Group, Inc., the Company is one of the leading suppliers of constructed slippers in the United States. Prior to 1999 these activities were operated as a division of the Company. The styling of Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. Wolverine Slipper Group, Inc., designs and manufactures constructed slippers, aftersport footwear and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, J.C. Penney, L.L. Bean, Eddie Bauer and Lands' End. In addition to its traditional line of private label slippers, Wolverine Slipper Group, Inc. also manufactures and markets slipper products under the popular Hush Puppies®, Turtle Fur® and Joe Boxer® brands and has developed a College Clogs™ program for the sale of licensed collegiate slipper products.

          The Children's Footwear Group. The Children's Footwear Group was formed in 1998 to consolidate the Company's rapidly growing Hush Puppies® and Caterpillar® children's footwear business with the recently started children's footwear programs under the Coleman® , Wolverine®, and Harley-Davidson® brands. The Company believes the consolidation facilitates the dedicated marketing, sourcing and sales programs that are necessary to extend the Company's high-profile, global brands into the children's footwear market segment.

Other Businesses.

          In addition to the manufacture and marketing of the Company's footwear products that are reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly owned subsidiary Wolverine Procurement, Inc., (iii) operates 58 domestic retail footwear stores and (iv) licenses the Company's brand names for use on non-footwear products.

          1.          The Wolverine Leathers Division. The Wolverine Leathers Division produces pigskin leathers primarily for use in the footwear industry. The Wolverine Leathers Division is the largest domestic tanner of pigskin. Wolverine Leathers® brand products are manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and cost advantages over cowhide leathers. The Company's waterproof, stain resistant and washable leathers are featured in many of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors. Wolverine performance leathers are also featured in certain outside brands of athletic and outdoor footwear.

          2.          Wolverine Procurement, Inc. Wolverine Procurement, Inc. both performs skinning operations and purchases raw pigskins from third parties, which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          3.          Retail Stores. The Company operated 58 domestic retail shoe stores as of February, 2000, under three formats, consisting of 56 factory outlet stores, one mall-based store called Up Footgear™ and one mall-based Hush Puppies® specialty store. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 56 factory outlet stores carry a large selection of first quality Company branded footwear at a discount to conventional retail prices. The Up Footgear™ prototype store features Company brands such as Wolverine®, Merrell®, Hush Puppies®, Caterpillar® and Harley-Davidson®. This store also carries a selection of branded footwear from other manufacturers. The regional mall-based full-service, full-price Hush Puppies® Specialty Store, features a broad selection of men's, women's and children's Hush Puppies® brand footwear and other Company brands and is used by the Company to test new styles and merchandising strategies.

            4.          Apparel and Accessory Licensing. The Company's Apparel and Accessory Licensing Division licenses the Company's brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current licensing programs include Hush Puppies® brand apparel, eyewear and plush toys and watches under the Wolverine® and Hush Puppies® brands.

Marketing.

                    The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market to foster a differentiated and globally consistent image for each of the Company's core footwear brands. Each footwear brand group has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, promotional materials, and sales and technical assistance.

          The Company's footwear brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance provided by the Company to its licensees and distributors are (i) direction concerning the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials, and (vi) consulting concerning retail store layout and design. The Company believes its footwear brand names provide a competitive advantage. In support of this belief, the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution.

          The Company uses a wide variety of distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses three primary distribution strategies.

•	Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Famous Footwear), specialty retailers, catalog and independent retailers, and military outlets. A dedicated sales force and customer service team, advertising and point of purchase support, and in-stock inventories are used to service these accounts.

•	Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchants and government customers.

•	A network of independent Shoemobile™ distribution outlets is primarily used to distribute and sell HyTest® brand products. The Company also distributes a number of the Company's brands through this independent distributor network.

          In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above. The Company is developing various programs both independently and with its retail customers for the distribution of its products over the Internet.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 1999.

          Footwear sales are seasonal with significant increases in sales experienced during the fall hunting season, Christmas, Easter and back-to-school periods. Due to this seasonal nature of footwear sales, the Company experiences some fluctuation in its levels of working capital. The Company provides working capital for such fluctuations through internal financing and through a revolving credit agreement that the Company has in place. The Company expects the seasonal sales pattern to continue in future years.

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's wholly owned operations in Canada and the United Kingdom, and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies UK, Ltd., Merrell Europe Ltd., Hush Puppies Canada Footwear, Ltd., Wolverine CIS, Ltd. and the Merrell Canada division. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of Company footwear bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the Caterpillar®, Coleman® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 1999, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 18 million pairs of footwear, which is similar to the level of international sales in fiscal 1998.

          The Company continues to develop a global network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. The licensees and distributors then purchase goods from either the Company or authorized third-party manufacturers pursuant to a distribution agreement or manufacture branded products consistent with Company standards pursuant to a license agreement. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and market support provided by the Company.

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 75% of the pairs marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 80% are purchased or sourced from third parties, the remainder are produced at Company-owned facilities. The Company's footwear is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, Missouri, New York, the Caribbean Basin, Costa Rica, Mexico and Canada. The Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Caribbean Basin, Costa Rica and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's domestic and Canadian facilities.

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

          The Company owns and operates through its Wolverine Leathers Division a pigskin tannery, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing leather using proprietary technology at prices below those available from other sources. The continued operation of this tannery is important to the Company's competitive position in the footwear industry.

          The Company's principal required raw material is quality leather, which it purchases from a select group of domestic and offshore suppliers, including the Company's tannery. The global availability of shearling and cowhide leather eliminates any reliance by the Company upon a sole supplier. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from two domestic sources. One of these sources has been a reliable and consistent supplier for over 30 years. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion™, DuraShocks®, Hidden Tracks®, Bounce®, Comfort Curve®, HPO2™, HyTest®, Merrell® and FootRests®. The Company has obtained the right to manufacture, market and distribute footwear throughout most countries of the world under the Caterpillar®, Harley-Davidson® and Coleman® trademarks and the right to manufacture, market and distribute slippers in the United States and certain other countries under the Turtle Fur® and Joe Boxer® trademarks pursuant to license agreements with the respective trademark owners. All of the Company's licenses are long term and extend for four or more years with renewal options. The licenses are subject to customary approval, performance and default provisions. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers.™

          The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the

United States and other countries. The Company also holds several patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable laws.

Order Backlog.

          At March 25, 2000, the Company had a backlog of orders of approximately $158 million compared with a backlog of approximately $146 million at March 27, 1999. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 2000. The backlog at a particular time is affected by a number of factors, including seasonality and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least fifteen major competitors in connection with the sale of its casual and dress shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

          Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. Market shares in the footwear industry are highly fragmented and no one company has a dominant market position; however, the Company believes it is among the largest domestic manufacturers of footwear.

Research and Development.

          In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to new and improved materials for use in its branded footwear and other products and in the development and adaptation of new production techniques. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University, for example, has led to specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies, that have been incorporated in the Company's footwear. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

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

Employees.

          As of January 1, 2000, the Company had approximately 5,900 domestic and foreign production, office and sales employees. Approximately 1,400 employees were covered by eight union contracts expiring at various dates through February 11, 2002. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

Item 2.    Properties.

          The Company either directly or through its subsidiaries owned or leased the following offices and manufacturing facilities as of January 1, 2000:

LOCATION	TYPE OF FACILITY	OWNED LEASED	SQUARE FOOTAGE

Rockford, MI	Administration/Sales	Owned	193,300
Jonesboro, AR	Administration/Sales	Leased	5,680
Malone, NY	Administration/Sales	Owned	11,718
New York, NY	Administration/Sales	Leased	3,811
Montecatine Terme, Italy	Administration/Sales	Leased	2,800
St. Laurent, Quebec, Canada	Administration/Sales	Leased	2,800
Saint-Sauveur-des-Monts,
Quebec, Canada	Administration/Sales	Leased	1,500
Tai Chung, Taiwan	Administration/Sales	Leased	19,000
Leicester, England, United Kingdom	Administration/Sales	Leased	13,250
Bristol, England, United Kingdom	Administration/Sales	Leased	2,200
Moscow, Russia	Administration/Sales	Leased	3,800

Total Administration/Sales			259,859

Rockford, MI	Tannery	Owned	160,000
Des Moines, IA	Procurement	Owned	6,200
Dyersburg, TN	Procurement	Leased	12,000
Durant, OK	Procurement	Leased	12,900
Dennison, KS	Procurement	Leased	1,855

Total Tannery and Procurement			192,955

Jonesboro, AR	Manufacturing	Leased	79,197
Jonesboro, AR	Manufacturing	Owned	11,680
Monette, AR	Manufacturing	Owned	18,030
Rockford, MI	Manufacturing	Owned	20,833
Rockford, MI	Manufacturing	Owned	19,624
Rockford, MI	Manufacturing	Owned	7,790
Big Rapids, MI	Manufacturing	Owned	77,626
Kirksville, MO	Manufacturing	Owned	104,000
Malone, NY	Manufacturing	Owned	90,664
Malone, NY	Manufacturing	Owned	37,596
Malone, NY	Manufacturing	Owned	8,100
Malone, NY	Manufacturing	Owned	27,125
Bombay, NY	Manufacturing	Owned	58,980
Monterrey, MX	Manufacturing	Leased	60,000
Aquadilla, Puerto Rico	Manufacturing	Leased	62,100

San Pedro, Dominican Republic	Manufacturing	Leased	65,111
Santo Domingo, Dominican Republic	Manufacturing	Leased	54,332
Alexandria, Ontario, Canada	Manufacturing	Owned	28,000
Cartago, Costa Rica	Manufacturing	Leased	88,308

Total Manufacturing			919,096

Jonesboro, AR	Warehouse	Leased	2,000
Jonesboro, AR	Warehouse	Leased	19,500
Jonesboro, AR	Warehouse	Owned	13,500
Jonesboro, AR	Warehouse	Owned	15,478
Rockford, MI	Warehouse	Owned	304,278
Rockford, MI	Warehouse	Owned	93,140
Rockford, MI	Warehouse	Owned	75,000
Cedar Springs, MI	Warehouse	Leased	32,900
Cedar Springs, MI	Warehouse	Leased	230,000
Big Rapids, MI	Warehouse	Owned	39,800
Howard City, MI	Warehouse	Leased	350,000
Malone, NY	Warehouse	Owned	115,211
Bombay, NY	Warehouse	Owned	26,000
St. Laurent, Quebec, Canada	Warehouse	Leased	33,000

Total Warehouse			1,349,807

          In addition, the Company's subsidiary, Hush Puppies Retail, Inc., operates retail stores through leases with various third-party landlords. The Company believes that its current facilities are suitable and adequate to meet its anticipated needs for the next twelve months.

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

Name	Age	Positions held with the Company

Geoffrey B. Bloom	58	Chief Executive Officer and Chairman of the Board
John Deem	44	Executive Vice President and President, Casual Footwear Group
Steven M. Duffy	47	Executive Vice President and President, Global Operations Group
V. Dean Estes	50	Vice President and President, Wolverine Footwear Group
Stephen L. Gulis, Jr.	42	Executive Vice President, Chief Financial Officer and Treasurer
Blake W. Krueger	46	Executive Vice President, General Counsel and Secretary
Thomas P. Mundt	50	Vice President of Strategic Planning and Corporate Communications
Timothy J. O'Donovan	54	Chief Operating Officer and President
Nicholas P. Ottenwess	37	Corporate Controller
Robert J. Sedrowski	50	Vice President of Human Resources
James D. Zwiers	32	Associate General Counsel and Assistant Secretary

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

          Steven M. Duffy has served the Company as Executive Vice President since April 1996 and is President of the Company's Global Operations Group. From 1993 to 1996 he served the Company as Vice President.

          V. Dean Estes has served the Company as Vice President since 1995. Mr. Estes is also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe and related businesses.

          Stephen L. Gulis, Jr., has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since April 1996. From 1994 to April 1996 he served the Company as Vice President and Chief Financial Officer.

          Blake W. Krueger has served the Company as Executive Vice President, General Counsel and Secretary since April 1996. From 1993 to April 1996 he served the Company as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                    Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "WWW." The following table shows the high and low sale prices by calendar quarter for 1999 and 1998 as reported on the New York Stock Exchange. The number of stockholders of record of common stock on February 15, 2000, was 2,142.

	1999		1998
	High	Low	High	Low
1st quarter	13 1/2	8 7/8	30 15/16	20 7/8
2nd quarter	14 1/4	9 1/8	29 1/4	19 7/8
3rd quarter	14	9 7/8	22 7/8	8 1/16
4th quarter	12 1/4	9	15	8 5/8

Cash Dividends Declared Per Share:
	1999	1998
1st quarter	$.03	$.0275
2nd quarter	.03	.0275
3rd quarter	.03	.0275
4th quarter	.03	.0275

          Dividends of $.035 were declared for the first quarter of fiscal 2000.

Item 6.    Selected Financial Data.

Five-Year Operating and Financial Summary (1)
(Thousands of Dollars, Except Per Share Data)

	1999	1998	1997	1996	1995
Summary of Operations
Net sales and other operating income	$665,576	$669,329	$665,125	$511,029	$413,957
Net earnings	32,380	41,651	41,539	32,856	24,067
Per share of common stock:
Net earnings(2)(3):
Basic	$.80	$1.00	$1.00	$.81	$.66
Diluted	.78	.97	.96	.76	.62
Cash dividends(3)(4)	.12	.11	.09	.07	.06

Financial Position at Year End

Total assets	$534,395	$521,478	$449,663	$361,598	$283,554
Long-term debt	139,201	161,650	94,264	41,309	30,678

Notes to Five-Year Operating and Financial Summary
1.	This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

2.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all common stock.

3.

On April 17, 1997, July 11, 1996 and April 19, 1995, the Company announced three-for-two stock splits on shares of common stock outstanding at May 2, 1997, July 26, 1996 and May 1, 1995, respectively. All share and per share data have been retroactively adjusted for the increased shares resulting from these stock splits.

4.	Cash dividends per share represent the rates paid by the Company on the shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations.

Operations

Results of Operations-1999 Compared to 1998

          Net sales and other operating income decreased 0.6% to $665.6 million in 1999 as compared to $669.3 million in 1998. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, Wolverine Slipper Group and the Company's Russian wholesale business), the Wolverine Footwear Group (comprised of the Wolverine® , HyTest®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), decreased $5.5 million (0.9%) for 1999 as compared to 1998. The Company's other business units, consisting of Wolverine Retail, Wolverine Leathers, and Wolverine Procurement operations, reported a $1.8 million (2.5%) increase in net sales and other operating income in 1999 as compared to 1998.

          The Casual Footwear Group reported a $49.7 million (19.2%) decline in 1999 net sales and other operating income when compared to 1998. The decline was experienced primarily in The Hush Puppies Company, which reported a net sales and other operating income decrease of $39.5 million (21.3%) in 1999 as compared to 1998. This decrease relates primarily to a shortfall in the U.S. wholesale operation as a result of a slow down in the sales of classic suede casuals, along with the planned reduction in the specialty store distribution segment of the Hush Puppies U.K. wholesale operation. The closing of the Company's Russian wholesale footwear business accounted for an additional $5.0 million decline.

          The Wolverine Footwear Group reported record net sales and other operating income reflecting an increase of $15.4 million (6.1%) in 1999 as compared to 1998. Harley-Davidson footwear, which began operations late in the third quarter of 1998, contributed a majority of this increase. The Bates footwear division, including shipments to the United States Department of Defense, recognized a decrease in net sales and other operating income from the prior year as a result of a slow down in draw orders against contracts. The work boot business, comprised of the Wolverine Boots and Shoes division and HyTest Boots and Shoes, reported a slight increase in net sales and other operating income over the 1998 level.

          The Performance Footwear Group continued its strong growth reflecting an increase in net sales and other operating income of $28.8 million (32.8%) for 1999 over 1998. The Merrell outdoor footwear business accounted for the increase as this business offered new products and expanded its retail distribution channels.

          Within the Company's other business units, Wolverine Leathers and Wolverine Procurement accounted for substantially all of the $1.8 million increase in net sales and other operating income in 1999 over 1998. Wolverine Retail reported flat net sales and other operating income in 1999 as compared to 1998.

          As discussed in the notes to the consolidated financial statements, the Company recorded a non-recurring, pre-tax charge to earnings of $14.0 million in the second quarter of 1999 related to the closing of its Russian wholesale footwear business, of which $6.9 million is reflected in cost of goods sold for inventory write-downs, $6.6 million is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is reflected in other expenses for the disposal of fixed assets.

          Gross margin as a percentage of net sales and other operating income of 31.3% in 1999 decreased slightly compared to the prior year's level of 31.8%. Gross margin dollars decreased $4.0 million or 1.9% in 1999 to $208.6 million as compared to $212.6 million in 1998. Excluding $6.9 million of the Russian restructuring charge that affected cost of goods sold, gross margin as a percentage of net sales and other operating income would have been 32.4% in 1999 and gross margin dollars would have increased $2.9 million or 1.4% in 1999 to $215.5 million. The gross margin percentage for the branded footwear businesses increased to 31.2% (excluding the Russian restructuring charge) in 1999 from 30.8% in 1998. Gross margins of the branded footwear businesses were favorably affected by the performance of the Wolverine Footwear and Performance Footwear Groups as their respective brands carry higher initial margins. The gross margin percentage for the other business units increased to 41.7% for 1999 compared to 39.7% for 1998, which resulted primarily from higher margin achievement from Wolverine Leathers and Wolverine Procurement.

          Selling and administrative expenses of $148.0 million for 1999 increased $4.6 million (3.2%) from the 1998 level of $143.4 million and, as a percentage of net sales and other operating income, increased to 22.2% in 1999 from 21.4% in 1998. Excluding $6.6 million of the Russian restructuring charge that affected selling and administrative expenses, these expenses for 1999 would have been $141.4 million, a decrease of $2.0 million from 1998 and, as a percentage of net sales and other operating income, would have been 21.2% in 1999. The change in selling and administrative expenses (excluding the Russian restructuring charge) includes increased depreciation expense of $1.5 million related to the recent investments in warehousing infrastructure and information services and $4.7 million in employee benefits that were offset by $8.2 million of cost reductions in travel, payroll and other selling and administrative expenses.

          Interest expense of $11.1 million was $2.6 million greater in 1999 than the 1998 level of $8.4 million. The increase in interest expense reflects a full year of additional borrowings on the Company's revolving credit facility for the repurchase of 2.2 million shares of the Company's common stock during the last half of 1998, increased borrowings to support investments in working capital and lower capitalization of interest due to the completion of capital projects during 1999.

          The 1999 effective tax rate of 34.6% increased from 32.6% in 1998 primarily as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a smaller percentage of total consolidated earnings and other 1999 tax adjustments.

          Net earnings for 1999 were $32.4 million compared to net earnings of $41.7 million reported for 1998. Diluted earnings per share for 1999 were $0.78 compared to $0.97 in 1998. Excluding the Russian restructuring charge, net earnings would have been $41.8 million or $1.01 diluted earnings per share in 1999.

Results of Operations-1998 Compared to 1997

          Net sales and other operating income increased 0.6% to $669.3 million in 1998 as compared to $665.1 million in 1997. The Company's branded footwear businesses contributed a $10.1 million (1.7%)

increase in 1998 net sales and other operating income, while the Company's other business units reported a $5.9 million (7.7%) decline in net sales and other operating income in 1998 compared to 1997.

          The Casual Footwear Group reported a net sales and other operating income decrease of $21.6 million (7.7%) in 1998 as compared to 1997. The Hush Puppies Company reported a $29.8 million (13.0%) decline in 1998 net sales and other operating income from the 1997 level as a result of decreased demand for the Hush Puppies classics suede casual line and the planned reduction in the specialty store distribution segment of the Hush Puppies U.K. wholesale operation. A $5.0 million increase in net sales and other operating income contributed by the Company's Russian operations partially offset the shortfall in The Hush Puppies Company.

          The Wolverine Footwear Group reported record net sales and other operating income and experienced a $9.6 million (4.0%) increase in 1998 despite unseasonably warm weather during the key boot selling season. Harley-Davidson brand footwear, manufactured under a license acquired in 1998, began shipping in the third quarter and contributed a majority of the increase. The work boot business reported a 1.2% decrease in net sales and other operating income from 1997 primarily related to the sale of five Company-owned distribution units over the preceding eighteen months.

          The Performance Footwear Group reported a $22.1 million (33.6%) increase in net sales and other operating income in 1998 as compared to 1997. The Merrell outdoor footwear business, which was acquired in the fourth quarter of 1997, contributed the majority of this increase. The Caterpillar Footwear Group recognized a 2.8% decrease in 1998 net sales and other operating income from the 1997 level, which was related primarily to unfavorably warm weather in the fourth quarter of 1998 and difficult global economic conditions in the last half of the year.

          Within the Company's other business units, Wolverine Retail's net sales and other operating income increased $1.2 million in 1998 compared to 1997. Wolverine Leathers and Wolverine Procurement combined for a net sales and other operating income decrease of $7.1 million in 1998 as compared to 1997. This decrease related primarily to reduced demand for the Hush Puppies classics suede casual line and price reductions for cowhide leather, making it a cost-effective alternative to pigskin supplied by this business unit.

          Gross margin as a percentage of net sales and other operating income increased to 31.8% in 1998 from 30.7% in 1997. Gross margin dollars increased $8.5 million (4.2%) in 1998 to $212.6 million as compared to $204.1 million in 1997. The gross margin percentage for the branded footwear businesses increased to 30.8% in 1998 from 30.4% in 1997. The increase was due primarily to higher initial gross margins, efficiencies resulting from the 1997 factory restructuring that was fully implemented in 1998 and the elimination of unprofitable product lines. Gross margins for the Company's other business units increased from 33.0% in 1997 to 37.9% in 1998 primarily as a result of improved labor efficiencies and lower raw material costs experienced in Wolverine Leathers.

          Selling and administrative expenses as a percentage of net sales and other operating income increased to 21.4% in 1998 from 20.6% in 1997 as these costs increased $6.2 million (4.6%) to $143.4 million in 1998 from $137.2 million in 1997. The increase in selling and administrative expenses as a percentage of net sales and other operating income resulted primarily from costs associated with the start up of the new 350,000 square foot Howard City, Michigan distribution center, increased spending for media advertising on the Company's core brands and increased investments in branded marketing and operations related to various new business initiatives, including the Harley-Davidson, Merrell and Coleman footwear brands.

          Interest expense of $8.4 million was $2.9 million (54.9%) greater in 1998 than the 1997 level of $5.5 million. The increase in interest expense for 1998 reflects additional borrowings on the Company's revolving credit facility to support the repurchase of 2.2 million shares of the Company's common stock during 1998, the 1997 fourth quarter acquisition of the Merrell outdoor footwear business and increased working capital requirements in 1998 as compared to 1997.

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

Liquidity and Capital Resources

          Net cash provided by operating activities was $47.2 million in 1999 compared to net cash used in operating activities of $4.5 million in 1998. Cash of $23.4 in 1999 and $54.7 million in 1998 was used to fund working capital requirements, an improvement of $31.3 million. Accounts receivable of $170.7 million at January 1, 2000 reflect an $18.6 million (12.2%) increase over the $152.1 million balance at January 2, 1999. Inventories of $168.0 million at January 1, 2000 increased by $1.0 million (0.6%) over the $167.0 million balance at January 2, 1999. The expansion of the Merrell business and the addition of the Harley-Davidson business increased accounts receivable and inventories by $15.6 million and $12.3 million, respectively, over the 1998 balances. As of year-end 1999, the Company's order backlog was up 10.0% over the prior year's level. Accounts payable of $23.4 million at January 1, 2000 reflect a $5.5 million (31.0%) increase from the $17.9 million balance at January 2, 1999. The increase in accounts payable is primarily attributable to the timing of 1999 year-end payments.

          Additions to property, plant and equipment of $19.4 million in 1999 compare to $32.4 million reported in 1998. A majority of these expenditures were related to the replacement of legacy information systems and purchases of manufacturing equipment necessary to upgrade the Company's footwear and leather manufacturing facilities. Depreciation and amortization expense of $14.9 million in 1999 compares to $13.0 million in 1998. This increase was a result of the capital investments noted above and the amortization of goodwill and other intangibles related to the acquisitions made during the past three years.

          The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $30.4 million and $30.1 million were outstanding at the end of 1999 and 1998, respectively. Long-term debt, including current maturities, of $139.2 million at the end of 1999 decreased $22.4 million from the $161.7 million balance at the end of 1998. The decrease in debt primarily resulted from payments made out of cash flows generated from operations.

          It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $165.0 million expiring in October 2001. The Company's subsidiaries in the United Kingdom and Canada have $11.4 million and $6.9 million variable rate revolving credit agreements expiring in October 2001 and April 2000, respectively. All revolving credit agreements are used to support working capital requirements. In addition, the Company issued $75 million of senior debt during the fourth quarter of 1998 and used the proceeds to reduce outstanding borrowings under its revolving credit facility. The combination of credit facilities and cash flows from operations are expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facility.

          The Company declared dividends of $4.9 million in 1999, or $0.12 per share, which reflects a 9.1% increase over the $4.6 million, or $0.11 per share, declared in 1998. Additionally, shares issued under stock incentive plans provided cash of $1.4 million in 1999 compared to $4.1 million during 1998.

          The current ratio at year-end was 7.2 to 1.0 in 1999 compared to 6.7 to 1.0 at year-end 1998. The Company's total debt to total capital ratio decreased to .30 to 1.0 in 1999 from .36 to 1.0 in 1998.

Market Risk

          The Company has assets, liabilities and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. A substantial portion of inventory sourced from foreign countries is purchased in U.S. dollars and is accordingly not subject to exchange rate fluctuations. Similarly, revenues from products sold in foreign countries under licensing and distribution arrangements are denominated in U.S. dollars. As a result, the Company engages in forward foreign exchange and other similar contracts to reduce its economic exposure to changes in exchange rates on a limited basis because the associated risk is not considered significant.

          Assets and liabilities outside the United States are primarily located in Canada and the United Kingdom. The Company's investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. As a result of management's decision to exit its Russian wholesale footwear operations in the second quarter of 1999, the Company's previous exposure to foreign currency risk in Russia was substantially eliminated as of the end of the year.

          Because the Company markets, sells and licenses its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

          The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company maintains a significant percentage of fixed-rate debt (70% at January 1, 2000) to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest swap or similar hedging arrangements to fix interest rates, but in 1998 entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior debt.

          The table that follows provides principal cash flows and related interest rates of the Company's short- and long-term debt by fiscal year of maturity. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted average rates of the portfolio at January 1, 2000.

							1999		1998
(Millions of Dollars)	2000	2001	2002	2003	2004	There- after	Total	Fair Value	Total	Fair Value
Denominated in U.S. Dollars:
Fixed Rate Average Interest Rate	$4.7 7.8%	$4.3 7.8%	$15.0 6.9%	$15.0 6.9%	$15.0 6.9%	$42.8 6.5%	$96.8 6.8%	$98.0	$101.2 6.8%	$102.2

Variable Rate Average Interest Rate		$40.0 6.5%					$40.0 6.5%	$40.0	$59.0 6.7%	$59.0

Denominated in Canadian Dollars:
Variable Rate Average Interest Rate									$4.5 6.5%	$4.5

Denominated in British Sterling
Variable Rate Average Interest Rate	$2.5 5.2%						$2.5 5.2%	$2.5	$3.5 7.0%	$3.5

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Year 2000 Readiness Disclosure

          As of the date of this Annual Report, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. To the extent that there might be any ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address such issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to such third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date. A significant amount of the Company's Year 2000 issues were resolved by the installation of new systems designed to manage order processing, warehousing and finance on an fully integrated enterprise-wide basis (the "Base System"). The final cost of the Base System was $21.8 million. Final costs for other reprogramming and replacement to address Year 2000 issues not addressed by the Base System totaled $2.5 million.

          In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the operations or results of operations of the Company, and is not expected to have a material impact on the Company's financial statements. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

Inflation

          Inflation has not had a significant effect on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Forward-Looking Statements

          This discussion and analysis of financial condition and results of operations, the letter to the stockholders from the Chairman and the President and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and about the Company itself. Certain statements are forward-looking, including those relating to: the Three-Year Strategic Growth Plan; projected targets; sales levels and growth; projected earnings and growth; earnings per share; results for years 2000 to 2002; balance sheet strength; projected cash flows; cash flow growth; debt reductions; projected capital and debt ratios; projected return on assets and equity; addition of new licensed footwear brands; acquisition of additional footwear businesses; meeting or exceeding strategic plan goals; management changes, skills and responsibilities; sufficiency of infrastructure; capital expenditure requirements; product development; and marketing programs. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; cost and availability of contract manufacturers; the degree and type of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of the overall footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; changes in consumer preference; popularity of particular designs and categories of footwear; consumer demand for new products developed by the Company and its competitors; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

          The response to this item is set forth under the caption "Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is here incorporated by reference.

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
                Disclosure.

          None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 10, 2000, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.    Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements," and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement of the Company dated March 10, 2000, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the captions "Ownership of Common Stock" and "Securities Ownership of Management" contained in the definitive Proxy Statement of the Company dated March 10, 2000, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

          The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the captions "Compensation of Directors" and "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 10, 2000, are incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

          Item 14(a)(1). Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended January 1, 2000, January 2, 1999, and January 3, 1998.

•	Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2000, January 2, 1999, and January 3, 1998.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2000, January 2, 1999, and January 3, 1998.

•	Notes to Consolidated Financial Statements as of January 1, 2000.

•	Report of Independent Auditors.

          Item 14(a)(2).    Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and qualifying accounts.

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

4.5

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.6

Amendment No. 1 dated as of January 8, 1998, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.7	Amendment No. 2 dated as of March 5, 1999, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent.

4.8

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4 and 4.5 above. The amount of none of these classes of debt outstanding on March 24, 2000, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	Stock Option Plan of 1979, and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.4	Amended and Restated Directors Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5	Employees Pension Plan.* Previously filed as Exhibit 10.5 to the Company's annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.6

Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

10.7

Executive Long-Term Incentive (Three Year) Plan 1996-1998 Period.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

10.8	1994 Directors' Stock Option Plan.* Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.9	Stock Option Loan Program.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10.10	Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

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

10.16	Supplemental Retirement Benefits.* Previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

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

10.19	Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

10.23

1997 Stock Incentive Plan.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.24

Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.25

Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.26

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

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

          Item 14(b).    Reports on Form 8-K.

          No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended January 1, 2000.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated: March 29, 2000	By:/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/Geoffrey B. Bloom Geoffrey B. Bloom	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2000

*/s/Timothy J. O'Donovan Timothy J. O'Donovan	President and Director	March 29, 2000

/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2000

*/s/Daniel T. Carroll Daniel T. Carroll	Director	March 29, 2000

*/s/Donald V. Fites Donald V. Fites	Director	March 29, 2000

*/s/Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 29, 2000

*/s/David T. Kollat David T. Kollat	Director	March 29, 2000

*/s/Phillip D. Matthews Phillip D. Matthews	Director	March 29, 2000

*/s/David P. Mehney David P. Mehney	Director	March 29, 2000

*/s/Joseph A. Parini Joseph A. Parini	Director	March 29, 2000

*/s/Joan Parker Joan Parker	Director	March 29, 2000

*/s/Elizabeth A. Sanders Elizabeth A. Sanders	Director	March 29, 2000

*/s/Paul D. Schrage Paul D. Schrage	Director	March 29, 2000

*by/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact

APPENDIX A

Wolverine World Wide, Inc.

Consolidated Balance Sheets
	As of Fiscal Year End
(Thousands of Dollars)	1999	1998
Assets
Current assets:
Cash and cash equivalents	$ 1,446	$ 6,203
Accounts receivable, less allowances (1999--$6,644; 1998--$5,896)	170,732	152,110
Inventories:
Finished products	128,458	113,923
Raw materials and work-in-process	39,553	53,116
	168,011	167,039
Refundable income taxes	1,302	4,822
Deferred income taxes	3,377	5,938
Other current assets	4,433	4,866
Total current assets	349,301	340,978

Property, plant and equipment:
Land	1,177	1,177
Buildings and improvements	64,848	63,006
Machinery and equipment	117,524	108,094
Software	29,217	22,097
	212,766	194,374
Less accumulated depreciation	96,483	83,239
	116,283	111,135
Other assets
Goodwill and other intangibles, less accumulated amortization
(1999--$3,565; 1998--$2,447)	16,178	19,931
Cash value of life insurance	16,443	14,725
Prepaid pension costs	19,099	15,242
Assets held for exchange	7,706	7,942
Notes receivable	4,736	4,921
Other	4,649	6,604
	68,811	69,365
Total assets	$534,395	$521,478

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$ 148	$ 6,546
Accounts payable	23,400	17,864
Salaries, wages and other compensation	7,992	7,776
Taxes, other than income taxes	2,368	1,927
Other accrued expenses	10,261	12,594
Current maturities of long-term debt	4,370	4,561
Total current liabilities	48,539	51,268

Long-term debt, less current maturities	134,831	157,089
Deferred compensation	6,076	6,993
Deferred income taxes	12,844	5,808

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares;
issued, including treasury shares: 1999--44,426,322 shares;
1998--43,832,070 shares	44,426	43,832
Additional paid-in capital	76,752	72,825
Retained earnings	255,265	227,829
Accumulated other comprehensive loss	(614)	(1,014)
Unearned compensation	(5,974)	(5,999)
Cost of shares in treasury: 1999--3,125,952 shares; 1998--3,067,177 shares	(37,750)	(37,153)
Total stockholders' equity	332,105	300,320
Total liabilities and stockholders' equity	$534,395	$521,478

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
		Fiscal Year
(Thousands of Dollars)	1999	1998	1997
Common Stock
Balance at beginning of the year	$ 43,832	$ 43,311	$ 42,244
Common stock issued under stock incentive
plans (1999--594,252 shares;
1998--521,352 shares; 1997--1,067,109 shares)	594	521	1,067
Balance at end of the year	44,426	43,832	43,311

Additional Paid-In Capital
Balance at beginning of the year	72,825	64,912	53,943
Proceeds over par value and income tax benefits
associated with common stock issued under
stock incentive plans	3,927	7,913	10,969
Balance at end of the year	76,752	72,825	64,912

Retained Earnings
Balance at beginning of the year	227,829	190,799	152,948
Net earnings	32,380	41,651	41,539
Cash dividends (1999--$.12 per share;
1998--$.11 per share; 1997--$.09 per share)	(4,944)	(4,621)	(3,688)
Balance at end of the year	255,265	227,829	190,799

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	(1,014)	(68)	79
Foreign currency translation adjustments	400	(946)	(147)
Balance at end of the year	(614)	(1,014)	(68)

Unearned Compensation
Balance at beginning of the year	(5,999)	(4,285)	(2,908)
Awards under stock incentive plans	(3,094)	(4,383)	(3,117)
Compensation expense	3,119	2,669	1,740
Balance at end of the year	(5,974)	(5,999)	(4,285)

Cost of Shares in Treasury
Balance at beginning of the year	(37,153)	(12,239)	(7,014)
Common stock purchased for treasury
(1999--58,775 shares; 1998--2,309,064 shares;
1997--200,790 shares)	(597)	(24,914)	(5,225)
Balance at end of the year	(37,750)	(37,153)	(12,239)
Total stockholders' equity at end of the year	$332,105	$300,320	$282,430

Comprehensive Income
Net earnings	$ 32,380	$ 41,651	$ 41,539
Foreign currency translation adjustments	400	(946)	(147)
Total comprehensive income	$ 32,780	$ 40,705	$ 41,392

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Operations
		Fiscal Year
(Thousands of Dollars, Except Per Share Data)	1999	1998	1997

Net sales and other operating income	$665,576	$669,329	$665,125

Cost and expenses:
Cost of products sold	457,001	456,726	460,999
Selling and administrative expenses	147,980	143,403	137,157
Interest expense	11,074	8,449	5,455
Interest income	(728)	(1,170)	(845)
Other expenses -- net	703	113	1,278
	616,030	607,521	604,044
Earnings before income taxes	49,546	61,808	61,081

Income taxes	17,166	20,157	19,542
Net earnings	$ 32,380	$ 41,651	$ 41,539

Net earnings per share:
Basic	$ .80	$ 1.00	$ 1.00
Diluted	.78	.97	.96

See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Cash Flows
		Fiscal Year
(Thousands of Dollars)	1999	1998	1997
Operating Activities
Net earnings	$ 32,380	$ 41,651	$ 41,539
Adjustments necessary to reconcile net earnings
to net cash provided by (used in) operating activities:
Restructuring charges	14,000		3,450
Depreciation and amortization	14,881	13,036	9,151
Deferred income taxes	9,597	547	4,642
Other	(292)	(5,025)	(2,980)
Changes in operating assets and liabilities
Accounts receivable	(20,822)	(21,322)	(6,092)
Inventories	(7,872)	(17,043)	(27,744)
Other operating assets	3,774	1,657	(5,794)
Accounts payable	5,536	(9,384)	(17,162)
Other operating liabilities	(3,968)	(8,588)	764
Net cash provided by (used in) operating activities	47,214	(4,471)	(226)

Investing Activities
Business acquisition			(15,753)
Additions to plant and equipment	(19,447)	(32,376)	(35,419)
Other	437	(1,348)	(5,950)
Net cash used in investing activities	(19,010)	(33,724)	(57,122)

Financing Activities
Proceeds from short-term borrowings	1,080	12,739	4,711
Payments of short-term debt	(7,478)	(9,444)	(3,090)
Proceeds from long-term borrowings	72,622	180,089	112,090
Payments of long-term debt	(95,071)	(116,814)	(59,135)
Deferred financing and interest costs		(2,456)
Cash dividends	(4,944)	(4,621)	(3,688)
Purchase of common stock for treasury	(597)	(24,914)	(5,225)
Proceeds from shares issued under stock incentive plans	1,427	4,051	8,919
Net cash provided by (used in) financing activities	(32,961)	38,630	54,582
Increase (decrease) in cash and cash equivalents	(4,757)	435	(2,766)

Cash and cash equivalents at beginning of the year	6,203	5,768	8,534
Cash and cash equivalents at end of the year	$ 1,446	$ 6,203	$ 5,768

Other Cash Flow Information
Interest paid	$ 11,619	$ 9,596	$ 6,361
Net income taxes paid (refund)	(186)	10,751	11,174

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation
 The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly owned subsidiaries (collectively, the Company). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Fiscal Year
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended January 1, 2000 and January 2, 1999, and the 53-week period ended January 3, 1998.

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

Inventories
 Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic inventories. Foreign and retail inventories are valued using methods approximating cost under the first-in, first-out (FIFO) method.

Property, Plant and Equipment
 Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals, betterments and software. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives for buildings and improvements range from five to forty years; from three to ten years for machinery and equipment; and from three to ten years for software.

As required, the Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed and Obtained for Internal Use, in 1999. The SOP provides guidelines for determining whether costs should be expensed or capitalized for computer software developed or purchased for internal use. The Company's accounting policies for such items were already in substantial compliance with SOP 98-1 and, therefore, the adoption did not have a material effect on its 1999 consolidated financial position or results of operations.

Goodwill and Other Intangibles
 Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and is amortized using the straight-line method over periods ranging up to fifteen years. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods ranging from five to fifteen years. The Company reviews the recoverability of goodwill and other intangibles annually based on an analysis of undiscounted cash flows from the acquired businesses.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)
Advertising Costs
 Advertising costs are expensed as incurred and totaled $21,889,000 in 1999, $29,673,000 in 1998, and $26,976,000 in 1997.

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

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	1999	1998	1997
Weighted average shares outstanding during the year	41,146,525	42,218,378	42,214,620
Adjustment for nonvested common stock	(843,849)	(697,962)	(699,107)
Denominator for basic earnings per share	40,302,676	41,520,416	41,515,513
Effect of dilutive stock options	339,909	733,195	1,249,070
Adjustment for nonvested common stock	843,849	697,962	699,107
Denominator for diluted earnings per share	41,486,434	42,951,573	43,463,690

Options to purchase 1,651,494 shares of common stock in 1999, 989,662 shares in 1998 and 116,275 shares in 1997 have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market price for the period and, therefore, were antidilutive.

Financial Instruments and Risk Management
 The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at January 1, 2000, January 2, 1999 and January 3, 1998. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company does not currently engage in significant hedging activities that require use of derivative instruments and does not believe the adoption of SFAS No. 133 will have a material effect on its consolidated financial position or future results of operations.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

The Company does not require collateral or other security on trade accounts receivable.

Comprehensive Income
 Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Reclassifications
 Certain amounts previously reported in 1998 and 1997 have been reclassified to conform with the presentation used in 1999.

2. Business Acquisition

On October 17, 1997, the Company acquired the assets of the Merrell outdoor footwear business from the Outdoor Division of Sports Holding Corp. for cash of $15,753,000, including related transaction expenses, and a $500,000 note payable.

The acquisition was accounted for using the purchase method and, accordingly, the operating results of the Merrell business are included in the consolidated statements of operations since the date of acquisition. The purchase price was allocated to the net assets acquired based on their fair market value at the date of acquisition. Goodwill and other intangibles recognized in connection with this transaction totaled $5,914,000.

Consolidated net sales would have approximated $685,000,000 in 1997 on a pro forma basis if the acquisition had occurred at the beginning of 1997. Consolidated pro forma net earnings for 1997 would not have been materially different from reported amounts .

3. Inventories

Inventories of $131,711,000 at January 1, 2000 and $134,355,000 at January 2, 1999 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $11,219,000 and $14,455,000 higher than reported at January 1, 2000 and January 2, 1999, respectively.

4. Debt

Notes payable consist of unsecured short-term debt of the Company's Canadian and United Kingdom subsidiaries. The notes bear interest of up to 1% over the respective foreign bank base rate (7.5% and 7.1% weighted average base rate at January 1, 2000 and January 2, 1999, respectively).

The Company has short-term debt and commercial letter-of-credit facilities that allow for total borrowings up to $69,055,000 at January 1, 2000 ($68,399,000 at January 2, 1999). In addition to the notes payable discussed above, amounts outstanding under these facilities consist of letters-of-credit that totaled $30,446,000 and $30,075,000 at January 1, 2000 and January 2, 1999, respectively.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Long-term debt consists of the following obligations:

(Thousands of Dollars)	1999	1998
6.5% senior notes payable	$ 75,000	$ 75,000
7.81% senior notes payable to insurance companies	21,429	25,714
Revolving credit obligations	42,453	60,660
Other	319	276
	139,201	161,650
Less current maturities	4,370	4,561
	$134,831	$157,089

The 6.5% senior notes payable require payments of interest only through December 2002, at which time annual principal payments of $10,714,000 become due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled on November 4, 1998 and resulted in a prepayment of $2,200,000. This prepayment is being amortized over the term of the notes using the effective interest method.

The 7.81% senior notes payable to insurance companies require equal annual principal payments of $4,285,000 through 2003, with the balance due on August 15, 2004.

The Company has domestic and foreign revolving credit agreements that allow for borrowings of up to $183,362,000 ($174,005,000 in 1998), of which $18,362,000 pertains to the Company's United Kingdom and Canadian subsidiaries. The agreements require that interest be paid at variable rates based on both LIBOR and the domestic prime rate. The weighted average interest rate of outstanding borrowings under these facilities was 5.5% at January 1, 2000 and 6.7% at January 2, 1999. The domestic and United Kingdom facilities expire in October 2001, and the Canadian facility expires in April 2000. Maximum borrowings under the agreements were $103,450,000 in 1999 and $149,000,000 in 1998.

The long-term loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At January 1, 2000, unrestricted retained earnings were $74,564,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 2000 are as follows: 2001--$46,972,000; 2002--$14,999,000; 2003--$14,999,000; 2004--$15,003,000.

Interest costs of $563,000 in 1999, $1,145,000 in 1998 and $768,000 in 1997 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

5. Leases

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements which expire at various dates through 2012. At January 1, 2000, minimum rental payments due under all noncancelable leases are as follows: 2000--$7,411,000; 2001--$6,235,000; 2002--$4,587,000; 2003--$3,638,000; 2004--$2,560,000; thereafter--$12,295,000.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $10,249,000 in 1999, $9,085,000 in 1998 and $9,013,000 in 1997.

6. Capital Stock

The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none is issued or outstanding.

On April 17, 1997 the Company announced a three-for-two stock split on shares of common stock outstanding at May 2, 1997. All share and per share data included in the consolidated financial statements have been retroactively adjusted for the increased shares resulting from the stock split.

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted are exercisable over ten years and vest over various periods ranging up to three years. All unexercised options are available for future grants upon their cancellation.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

A summary of the transactions under the stock option plans is as follows:

	Shares Under Options	Weighted-Average Option Price
Outstanding at December 28, 1996	2,341,778	$7.71
Granted	798,015	24.12
Exercised	(922,491)	20.48
Cancelled	(35,861)	17.09
Outstanding at January 3, 1998	2,181,441	13.65
Granted	1,171,967	18.88
Exercised	(328,899)	20.65
Cancelled	(626,058)	25.48
Outstanding at January 2, 1999	2,398,451	14.82
Granted	967,592	9.94
Exercised	(264,334)	10.33
Cancelled	(60,708)	13.62
Outstanding at January 1, 2000	3,041,001	$13.95

Shares available for grant under the stock option plans were 1,894,747 at January 1, 2000 and 1,131,544 at January 2, 1999.

The weighted-average grant-date fair value was $4.13 in 1999, $7.37 in 1998 and $7.91 in 1997 for stock options granted.

During September 1998, the Board of Directors approved the cancellation and reissuance of stock options representing 594,478 shares of common stock. The cancelled options had original exercise prices ranging from $21.00 to $27.97. The reissued options had an exercise price of $15.00, which was 38% above the closing market price on the date of reissuance.

The exercise prices of options outstanding at January 1, 2000 range from $1.73 to $30.56. A summary of stock options outstanding at January 1, 2000 by range of option price is as follows:

			Weighted-Average
	Number of Options		Option Price		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Contractual Life

Less than $10	1,266,494	710,053	$ 8.46	$ 7.52	7.2 years
$10 to $20	1,156,169	851,705	13.60	13.25	7.7 years
Greater than $20	618,338	504,653	25.72	25.58	6.9 years
	3,041,001	2,066,411	$13.95	$14.25	7.3 years

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

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.3% (5% in 1998 and 6% in 1997); dividend yield of 0.5%; expected market price volatility factor of 0.47 (0.46 in 1998 and 0.32 in 1997); and an expected option life of four years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from traded options and the input assumptions can materially affect the estimate of fair value, in management's opinion, the Black-Scholes option model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

For purposes of pro forma disclosures, the estimated fair value of stock options are amortized to expense over the related vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

(Thousands of Dollars, Except Per Share Data)	1999	1998	1997
Pro forma net earnings	$28,750	$39,130	$38,945
Pro forma net earnings per share:
Basic	$ .71	$ .94	$ .94
Diluted	.70	.91	.90

The Company also has nonvested stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 340,665 in 1999, 195,625 in 1998 and 154,862 in 1997 were awarded under these plans. The weighted-average award-date fair value was $10.02 in 1999, $27.67 in 1998 and $23.75 in 1997 for the shares awarded. Rights to 11,956 shares in 1999, 4,000 shares in 1998 and 8,250 shares in 1997 were cancelled. Any future shares awarded reduce the number of shares identified as available for future grants in the stock option table. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

7. Retirement Plans

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

The Company has a Supplemental Executive Retirement Plan for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employee's years of service and final average earnings (as defined). Under the plan, the employees are eligible for

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

reduced benefits upon early retirement. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $16,100,000 at January 1, 2000 and $14,405,000 at January 2, 1999 that are intended to fund these deferred compensation benefits under the Supplemental Executive Retirement Plan and the deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were approximately $1,500,000 in 1999, 1998 and 1997.

The following summarizes the status of and changes in the Company's pension assets and related obligations for its defined benefit pension plans:

	September 30,
(Thousands of Dollars)	1999	1998
Pension assets at fair value, including underfunded plan amounts of
$6,788 in 1999 and $5,370 in 1998	$120,110	$107,478
Projected benefit obligation on services rendered to date for funded defined benefit plans, including underfunded plan amounts of
$19,827 in 1999 and $18,414 in 1998	(85,777)	(88,706)
Net pension assets of funded defined benefit plans	34,333	18,772
Projected benefit obligation on services rendered to date for unfunded
supplemental employee retirement plans	(12,713)	(11,616)
Net pension assets	21,620	7,156
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of
supplemental employee retirement plans	5,607	4,777
Net pension and nonqualified trust assets	$27,227	$11,933

Components of net pension assets:
Prepaid pension costs	$18,934	$15,138
Unrecognized amounts, net of amortization:
Transition assets	80	968
Prior service costs	(7,384)	(8,934)
Net experience gains (losses)	9,990	(16)
Net pension assets	21,620	7,156
Nonqualified trust assets	5,607	4,777
Net pension and nonqualified trust assets	$27,227	$11,933

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)
	September 30
(Thousands of Dollars)	1999	1998
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$107,478	$131,406
Actual net investment income (loss)	17,062	(20,285)
Company contributions	528	310
Benefits paid to plan participants	(4,958)	(3,953)
Fair value of pension assets at end of the year	$120,110	$107,478

Components of prepaid pension costs (liability):
For overfunded plans	$ 25,728	$ 19,877
For underfunded plans	(6,794)	(4,739)
Prepaid pension costs	$ 18,934	$ 15,138

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$100,322	$ 81,221
Service cost pertaining to benefits earned during the year	4,571	4,249
Interest cost on projected benefit obligations	7,186	6,221
Effect of changes in actuarial assumptions and plan amendments	553	2,544
Actuarial losses (gains)	(9,184)	10,040
Benefits paid to plan participants	(4,958)	(3,953)
Projected benefit obligations at end of the year	$ 98,490	$100,322

The following is a summary of net pension income recognized by the Company:
(Thousands of Dollars)	1999	1998	1997

Service cost pertaining to benefits earned during the year	$(4,571)	$(4,249)	$(3,698)
Interest cost on projected benefit obligations	(7,186)	(6,221)	(5,116)
Expected return on pension assets	11,944	11,409	8,972
Net amortization	3,078	3,926	2,471
Net pension income	$ 3,265	$ 4,865	$ 2,629

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8% and 4.5%, respectively, in 1999 and 7% and 4.5%, respectively, in 1998. The expected long-term return on plan assets was 10% in each year.

Plan assets were invested in listed equity securities (77%), fixed income funds (20%) and short-term and other investments (3%). Equity securities include 788,512 shares of the Company's common stock with a fair value of $8,969,000 at September 30, 1999. Dividends paid on these shares of the Company's common stock were not significant.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

8. Income Taxes

The provisions for income taxes consist of the following:

(Thousands of Dollars)	1999	1998	1997
Currently payable:
Federal	$5,645	$16,248	$12,505
State and foreign	1,924	3,362	2,395
Deferred	9,597	547	4,642
	$17,166	$20,157	$19,542

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

(Thousands of Dollars)	1999	1998	1997
Income taxes at statutory rate	$17,341	$21,633	$21,378
State income taxes, net of federal income tax reduction	667	899	777
Nontaxable earnings of Puerto Rican subsidiary
and foreign affiliates	(1,729)	(2,211)	(2,233)
Foreign earnings taxed at rates differing from U.S.
statutory rate	220	77	180
Other	667	(241)	(560)
	$17,166	$20,157	$19,542

Significant components of the Company's deferred income tax assets and liabilities as of the end of 1999 and 1998 are as follows:

(Thousands of Dollars)	1999	1998

Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$ 1,030	$ 2,987
Deferred compensation accruals	1,765	2,018
Other amounts not deductible until paid	4,845	5,470
Total deferred income tax assets	7,640	10,475

Deferred income tax liabilities:
Tax over book depreciation	(9,221)	(3,479)
Prepaid pension costs	(6,845)	(5,877)
Unremitted earnings of Puerto Rican subsidiary	(839)	(802)
Other	(202)	(187)
Total deferred income tax liabilities	(17,107)	(10,345)
Net deferred income tax assets (liabilities)	$ (9,467)	$ 130

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

The Company has provided for all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided for because such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed approximate $9,533,000 at January 1, 2000 and $7,910,000 at January 2, 1999.

9. Litigation and Contingencies

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

10. Business Segments

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear, to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consist of the Company's retail, tannery and pigskin procurement operations. The Company operates 58 domestic retail stores (56 in outlet malls and 2 in regional malls) at January 1, 2000 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear segment are the same as disclosed in the summary of significant accounting policies (see note 1).

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Business segment information is as follows:

	1999
(Thousands of Dollars)	Branded Footwear	Other Businesses	Corporate	Consolidated
Net sales and other operating income
from external customers	$593,236	$72,340		$665,576
Intersegment sales	16,567	5,563		22,130
Interest expense (net)	13,736	1,539	$(4,929)	10,346
Depreciation expense	7,524	1,459	4,780	13,763
Restructuring charge	14,000			14,000
Earnings before income taxes	41,536	9,097	(1,087)	49,546
Assets	391,447	34,038	108,910	534,395
Additions to property, plant and equipment	4,967	1,684	12,796	19,447

	1998
Net sales and other operating income
from external customers	$598,741	$70,588		$669,329
Intersegment sales	18,417	8,323		26,740
Interest expense (net)	12,728	1,558	$ (7,007)	7,279
Depreciation expense	6,787	2,083	2,736	11,606
Earnings before income taxes	54,982	7,095	(269)	61,808
Assets	385,262	33,178	103,038	521,478
Additions to property, plant and equipment	17,160	2,179	13,037	32,376

	1997
Net sales and other operating income
from external customers	$588,666	$76,459		$665,125
Intersegment sales	19,406	12,382		31,788
Interest expense (net)	9,104	1,521	$(6,015)	4,610
Depreciation expense	4,598	1,919	1,810	8,327
Restructuring charge	3,450			3,450
Earnings before income taxes	58,829	8,019	(5,767)	61,081
Assets	329,224	31,851	88,588	449,663
Additions to property, plant and equipment	10,189	2,450	22,780	35,419

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Geographic information related to net sales and other operating income included in the consolidated statements of operations is as follows:

(Thousands of Dollars)	1999	1998	1997

United States	$565,456	$568,730	$568,730
Europe	59,379	60,571	79,750
Canada	25,698	19,384	18,400
Central and South America	7,987	8,211	7,155
Asia	5,442	4,271	4,256
Middle East and Russia	1,614	8,162	2,690
	$665,576	$669,329	$665,125

The Company's long-lived assets (primarily intangible assets and property, plant and equipment) summarized between domestic and foreign locations are as follows:

(Thousands of Dollars)	1999	1998	1997

United States	$165,203	$157,152	$128,175
Foreign countries	19,891	23,348	17,627

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated net sales and other operating income.

No product groups, other than footwear, account for more than 10% of consolidated net sales and other operating income. Revenues derived from the sale and licensing of footwear account for over 90% of net sales and other operating income in 1999, 1998, and 1997.

Approximately 24% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2002.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

11. Quarterly Results of Operations (unaudited)

The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter.

The Company's unaudited quarterly results of operations are as follows:

	1999
(Thousands of Dollars, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales and other operating income	$136,193	$131,444	$170,482	$227,457
Gross margin	41,868	36,480	51,457	78,770
Net earnings (loss)	3,603	(2,712)	11,521	19,968
Net earnings (loss) per share:
Basic	$ .09	$ (.07)	$ .29	$ .49
Diluted	.09	(.07)	.28	.48

	1998

Net sales and other operating income	$148,514	$142,002	$164,486	$214,327
Gross margin	45,897	47,732	51,720	67,254
Net earnings	6,388	9,155	10,831	15,277
Net earnings per share:
Basic	$ .15	$ .22	$ .26	$ .37
Diluted	.15	.21	.25	.36

As discussed in note 12, the second quarter of 1999 was adversely affected by a restructuring charge totaling $0.23 per share related to the Company's Russian wholesale footwear business.

Adjustments in the fourth quarter primarily relating to inventories increased net earnings by $2,188,000 ($0.05 per share) in 1999 and $657,000 ($0.02 per share) in 1998.

12. Restructuring Charges

On September 29, 1998, the Company acquired certain assets of Sivan-Co Limited, a Russian wholesale distributor of Hush Puppies® and Caterpillar® branded footwear, in exchange for the assumption of bank debt in the amount of $4,111,000 and the forgiveness of $7,278,000 in trade accounts receivable that were due to the Company. The acquisition was accounted for using the purchase method and resulted in goodwill and other intangibles of $2,559,000 being recognized in connection with the transaction .

As a result of the continued significant deterioration in Russian economic and political conditions in early 1999, the Company approved a plan in the second quarter to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a non-recurring, non-cash, pre-tax charge to earnings of $14,000,000, of which $6,900,000 is reflected as a write-down in cost of products sold for inventory write-downs, $6,600,000 is recognized in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $500,000 is recorded in other expenses for the disposal of fixed assets.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)
The restructuring charge resulted in a reduction of earnings of $0.23 per share. As of January 1, 2000, the restructuring was substantially complete and $13,800,000 of costs had been incurred and charged against the liability.

On September 24, 1997, the Company announced a restructuring of its domestic manufacturing and warehousing operations and closed three Hush Puppies® women's shoe factories and converted a slipper factory into a warehouse which resulted in a restructuring charge of $3,450,000 ($0.05 per share). This restructuring charge included employee termination benefits ($2,472,000) and other closing costs ($978,000) associated with the facilities, and is included in other expenses in the 1997 consolidated statement of operations. As of January 2, 1999, $3,409,000 of the restructuring costs had been incurred and charged against the related liability. The restructuring was essentially complete as of January 2, 1999.

Report Of Independent Auditors

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Grand Rapids, Michigan
February 4, 2000

APPENDIX B

Schedule II - Valuation and Qualifying Accounts

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)	Balance at End of Period

Fiscal year ended January 1, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$4,729,000	$3,550,000		$2,358,000(A)	$5,921,000
Allowance for cash discounts	1,167,000	6,529,000		6,973,000(B)	723,000
Inventory valuation allowances	3,242,000	6,843,000		9,253,000(C)	832,000
	$9,138,000	$16,922,000		$18,584,000	$7,476,000

Fiscal year ended January 2, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$6,038,000	$1,035,000		$2,344,000(A)	$4,729,000
Allowance for cash discounts	1,254,000	5,394,000		5,481,000(B)	1,167,000
Inventory valuation allowances	4,552,000	12,629,000		13,939,000(C)	3,242,000
	$11,844,000	$19,058,000		$21,764,000	$9,138,000

Fiscal year ended January 3, 1998
Deducted from asset accounts:
Allowance for doubtful accounts	$4,228,000	$2,956,000		$1,146,000(A)	$6,038,000
Allowance for cash discounts	1,406,000	7,690,000		7,842,000(B)	1,254,000
Inventory valuation allowances	2,954,000	6,888,000		5,290,000(C)	4,552,000
	$8,588,000	$17,534,000		$14,278,000	$11,844,000

(A) Accounts charged off, net of recoveries.
(B) Discounts given to customers.
(C) Adjustment upon disposal of related inventories

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
January 1, 2000

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

4.5

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.6

Amendment No. 1 dated as of January 8, 1998, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.7	Amendment No. 2 dated as of March 5, 1999, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent.

4.8

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4 and 4.5 above. The amount of none of these classes of debt outstanding on March 24, 2000, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	Stock Option Plan of 1979, and amendment.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988. Here incorporated by reference.

2

10.2	1993 Stock Incentive Plan.* Previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.3	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.4	Amended and Restated Directors Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. Here incorporated by reference.

10.5	Employees Pension Plan.* Previously filed as Exhibit 10.5 to the Company's annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.6

Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

10.7

Executive Long-Term Incentive (Three Year) Plan 1996-1998 Period.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

10.8	1994 Directors' Stock Option Plan.* Previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended June 18, 1994. Here incorporated by reference.

10.9	Stock Option Loan Program.* Previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991. Here incorporated by reference.

10.10	Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

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

3

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

10.16	Supplemental Retirement Benefits.* Previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Here incorporated by reference.

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

10.19	Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

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

10.23

1997 Stock Incentive Plan.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.24

Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

4

10.25

Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.26

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

27	Financial Data Schedule.

____________________________

*Management contract or compensatory plan or arrangement.

5