Form 10-Q
period 2000-03-25
WOLVERINE WORLD WIDE INC /DE/
filed 2000-05-09
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 25, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

There were 44,750,022 shares of Common Stock, $1 par value, outstanding as of April 24, 2000, of which 3,158,440 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the degree and type of competition by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of the overall footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)

	March 25, 2000 (Unaudited)	January 1, 2000 (Audited)	March 27, 1999 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,766	$1,446	$2,274
Accounts receivable, less allowances
March 25, 2000 - $6,800
January 1, 2000 - $6,644
March 27, 1999 - $6,031	169,725	170,732	153,364
Inventories:
Finished products	137,689	128,458	126,215
Raw materials and work in process	38,768	39,553	45,316
	176,457	168,011	171,531

Other current assets	9,953	9,112	14,751

TOTAL CURRENT ASSETS	357,901	349,301	341,920

PROPERTY, PLANT & EQUIPMENT
Gross cost	214,066	212,766	199,919
Less accumulated depreciation	100,366	96,483	86,751
	113,700	116,283	113,168

OTHER ASSETS	68,653	68,811	69,883

TOTAL ASSETS	$540,254	$534,395	$524,971

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)

	March 25, 2000 (Unaudited)	January 1, 2000 (Audited)	March 27, 1999 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$1,308	$148	$541
Accounts payable and other accrued liabilities	36,069	44,021	44,287
Current maturities of long-term debt	4,370	4,370	4,561
TOTAL CURRENT LIABILITIES	41,747	48,539	49,389

LONG-TERM DEBT (less current maturities)	144,529	134,831	160,825

OTHER NONCURRENT LIABILITIES	18,349	18,920	11,543

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
March 25, 2000 - 44,725,785 shares
January 1, 2000 - 44,426,322 shares
March 27, 1999 - 44,062,487 shares	44,726	44,426	44,062
Additional paid-in capital	79,563	76,752	74,793
Retained earnings	258,610	255,265	230,199
Accumulated other comprehensive loss	(1,016)	(614)	(1,113)
Unearned compensation	(8,428)	(5,974)	(7,170)
Cost of shares in treasury:
March 25, 2000 - 3,130,676 shares
January 1, 2000 - 3,125,952 shares
March 27, 1999 - 3,110,663 shares	(37,826)	(37,750)	(37,557)

TOTAL STOCKHOLDERS' EQUITY	335,629	332,105	303,214

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$540,254	$534,395	$524,971

(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)

	12 Weeks Ended
	March 25, 2000	March 27, 1999

NET SALES AND OTHER
OPERATING INCOME	$147,370	$136,193

Cost of products sold	101,615	94,325
GROSS MARGIN	45,755	41,868

Selling and administrative expenses	36,407	34,139
OPERATING INCOME	9,348	7,729

OTHER EXPENSES (INCOME):
Interest expense	2,481	2,284
Interest income	(57)	(118)
Other - net	(128)	186
	2,296	2,352

EARNINGS BEFORE INCOME TAXES	7,052	5,377

Income taxes	2,257	1,774

NET EARNINGS	$4,795	$3,603

EARNINGS PER SHARE:
Basic	$.12	$.09
Diluted	$.12	$.09

CASH DIVIDENDS PER SHARE	$.0350	$.0300

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,498,659	40,182,655
Diluted	41,673,044	41,130,097

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 25, 2000	March 27, 1999

OPERATING ACTIVITIES
Net earnings	$4,795	$3,603
Depreciation, amortization and other non-cash items	2,729	1,137
Unearned compensation	578	545
Changes in operating assets and liabilities:
Accounts receivable	1,007	(1,254)
Inventories	(8,446)	(4,492)
Other current assets	(841)	875
Accounts payable and other accrued liabilities	(7,952)	4,126

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,130)	4,540

FINANCING ACTIVITIES
Proceeds from long-term borrowings	28,743	9,000
Payments of long-term borrowings	(19,045)	(5,264)
Proceeds from short-term borrowings	2,902
Payments of short-term borrowings	(1,742)	(6,005)
Cash dividends	(1,450)	(1,231)
Proceeds from shares issued under employee stock plans	3	78

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,411	(3,422)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,300)	(5,545)
Other	339	498

NET CASH USED IN INVESTING ACTIVITIES	(961)	(5,047)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320	(3,929)

Cash and cash equivalents at beginning of the year	1,446	6,203

CASH AND CASH EQUIVALENTS AT END OF THE
PERIOD	$1,766	$2,274

(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 25, 2000 and March 27, 1999

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	March 25, 2000	March 27, 1999
Weighted average shares outstanding	41,400,355	40,855,168
Adjustment for nonvested common stock	(901,696)	(672,513)
Denominator for basic earnings per share	40,498,659	40,182,655
Effect of dilutive stock options	272,689	274,929
Adjustment for nonvested common stock	901,696	672,513
Denominator for diluted earnings per share	41,673,044	41,130,097

4. Comprehensive Income

Total comprehensive income totaled $4,393,000 and $3,504,000 for the first quarter of 2000 and 1999, respectively, and in addition to net earnings, included foreign currency translation losses of $402,000 in 2000 and $99,000 in 1999.

5. Business Segments

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, apparel and accessory licensing division, tannery and pigskin procurement operations. The Company operated 59 domestic retail stores at March 25, 2000 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The Apparel and Accessory Licensing Division licenses the Company's brands for use on non-footwear products to licensees throughout the U.S. and internationally. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of segmentation since the year ended January 1, 2000.

Business segment information is as follows (in thousands of dollars):

	Branded Footwear	Other Businesses	Corporate	Consolidated
	Quarter ended March 25, 2000

Net sales and other operating income
from external customers	$132,941	$14,423		$147,370
Intersegment sales	4,244	1,675		5,919
Earnings before income taxes	5,965	620	$467	7,052

	Quarter ended March 27, 1999
Net sales and other operating income
from external customers	$121,884	$14,309		$136,193
Intersegment sales	5,646	1,065		6,711
Earnings before income taxes	4,485	804	$88	5,377

ITEM 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results Of Operations - Comparisons of First Quarter 2000 To First Quarter 1999

First quarter net sales and other operating income increased 8.2% to $147.4 million in 2000 as compared to $136.2 million in 1999. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, the Wolverine Slipper Group and, in 1999, the Russian wholesale business), the Wolverine Footwear Group (comprised of Wolverine®, HyTest®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $11.1 million (9.1%) in the first quarter of 2000 as compared to the first quarter of 1999. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessories Licensing, Wolverine Leathers and Wolverine Procurement operations, reported flat net sales and other operating income for the first quarter of 2000 as compared to the same period of 1999.

The Casual Footwear Group reported a $0.8 million (1.9%) decrease in 2000 first quarter net sales and other operating income as compared to the same period of 1999. The Hush Puppies Company's 2000 first quarter net sales and other operating income decreased $1.5 million from the first quarter 1999 level primarily as a result of a decrease in the U.S. wholesale operation due to a slow down in the sales of classic suede casuals. Partially offsetting the decrease of the Hush Puppies Company, the Wolverine Slipper Group's 2000 first quarter net sales and other operating income increased $1.0 million as compared to the same period of 1999.

The Wolverine Footwear Group's net sales and other operating income increased $0.6 million (1.1%) for the first quarter of 2000 as compared to the same period of 1999. Harley-Davidson® footwear's net sales and other operating income increased $2.2 million during the first quarter of 2000 as we more firmly established the brand in the market place. Bates® footwear division, including shipments to the United States Department of Defense, also recognized a $1.6 million increase in net sales and other operating income as a result of increased draw orders against contracts as compared to the same period of 1999. These increases were partially offset by the work boot business, comprised of the Wolverine Boots and Shoes Division and HyTest® Boots and Shoes, which reported a $4.4 million decrease in net sales and other operating income over the 1999 first quarter.

The Performance Footwear Group continued its strong growth recognizing a $9.8 million (45.0%) increase in net sales and other operating income for the first quarter of 2000 as compared to the same period of 1999. The Merrell® outdoor footwear business accounted for substantially all of the increase in net sales and other operating income in the first quarter of 2000 over the same period of 1999 as a result of new product offerings and expansion of its retail distribution.

Within the Company's other business units, Wolverine Retail's 2000 first quarter net sales and other operating income increased $1.1 million in 2000 compared to the same period in 1999. The Wolverine Leathers Division recorded a first quarter 2000 decrease in net sales and other operating income of $1.2 million from the first quarter of 1999.

Gross margin as a percentage of net sales and other operating income for the first quarter of 2000 was 31.0% compared to the prior year's first quarter level of 30.7%. Gross margin dollars increased $3.9 million (9.3%) in the first quarter of 2000 to $45.8 million as compared to $41.9 million for the same period of 1999. The gross margin percentage for the branded footwear businesses increased to 30.4% for the first quarter of 2000 from 29.9% for the same period of 1999, reflecting the higher mix of net sales and other operating income from the Performance Footwear Group which carries higher initial margins than the Company's other branded footwear businesses. The gross margin percentage for the other business units decreased to 36.7% for the first quarter of 2000 from 37.8% for the same period of 1999 as a result of an increase in raw material costs experienced in the Wolverine Leathers division.

Selling and administrative expenses increased $2.3 million (6.6%) to $36.4 million for the first quarter of 2000 from $34.1 million for the first quarter of 1999 and, as a percentage of net sales and other operating income, decreased to 24.7% in the first quarter of 2000 from 25.1% in the first quarter of 1999. The change in selling and administrative costs includes increased depreciation expense of $0.6 million related to recent investments in information services and $3.2 million of additional Harley-Davidson and Merrell selling and administration costs, which were offset by $1.5 million in cost reductions.

Interest expense for the first quarter of 2000 was $2.4 million, compared to $2.2 million for the same period of 1999. The increase in interest expense for 2000 reflects a slight increase in interest rates and lower capitalization of interest due to the completion of capital projects during 1999.

The 2000 first quarter effective tax rate of 32.0% decreased from 33.0% for the first quarter of 1999 as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, becoming a larger percentage of total consolidated earnings.

Net earnings for the twelve weeks ended March 25, 2000 rose 33.1%, totaling $4.8 million as compared to $3.6 million for the respective period of 1999. Diluted earnings per share of $0.12 for the first quarter of 2000 compares to $0.09 for the same period of 1999.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $8.1 million for the first quarter of 2000 compared to net cash provided of $4.5 million for the first quarter of 1999, a decrease of $12.7 million. Cash of $16.2 million for the first quarter of 2000 and $0.7 million for the first quarter of 1999 was used to fund working capital requirements. Accounts receivable of $169.7 million at March 25, 2000 reflects an increase of $16.4 million (10.7%) over the balance at March 27, 1999 and a decrease of $1.0 million (0.6%) from the January 1, 2000 balance. Inventories of $176.5 million at March 25, 2000 reflect an increase of $4.9 million (2.9%) and $8.4 million (5.0%) over the balances at March 27, 1999 and January 1, 2000, respectively. The expansion of the Merrell and Harley-Davidson businesses increased accounts receivable and inventories each by $15.2 million over the March 27, 1999 balances. Order backlog was approximately 8% higher at March 25, 2000, when compared to the previous year's first quarter. Accounts payable and other accrued liabilities of $36.1 million at March 25, 2000 reflect an $8.2 million (18.6%) and $7.9 million (18.1%) decrease from the $44.3 million balance at March 27, 1999 and $44.0 million balance at January 1, 2000. The decrease in accounts payable and other accrued liabilities is primarily attributable to the timing of payments.

Additions to property, plant and equipment of $1.3 million in the first quarter of 2000 compares to $5.5 million reported during the same period in 1999. The decrease in these additions is related to the prior year replacement of legacy information systems which were fully capitalized by the 1999 year-end. Depreciation and amortization of $4.1 million in the first quarter of 2000 compares to $3.9 million in the first quarter of 1999. This increase was a result of the capital investments noted above and the amortization of goodwill related to acquisitions made during the past three years.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $20.1 million, $30.4 million and $19.8 million were outstanding at March 25, 2000, January 1, 2000 and March 27, 1999, respectively. Long-term debt, excluding current maturities, of $144.5 million at March 25, 2000 compares to $160.8 million and $134.8 million at March 27, 1999 and January 1, 2000, respectively. The increase in debt since March 27, 1999 was a result of increases in working capital borrowings needed to fund the growth in the Performance Footwear Group during 1999 and 2000.

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

The 2000 first quarter dividend declared of $.035 per share of common stock represents approximately a 16.7% increase over the $.03 per share declared for the first quarter of 1999. The dividend was payable May 1, 2000 to stockholders of record on April 3, 2000.

The current ratio for the first quarter was 8.6 to 1.0 in 2000 compared with 6.9 to 1.0 in 1999. The Company's total debt to total capital ratio was .31 to 1.0 in 2000 compared to .35 to 1.0 in 1999.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in Wolverine's Form 10-K Annual Report for its fiscal year ended January 1, 2000, is incorporated herein by reference.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 9, 2000 Date	/s/ Timothy J. O'Donovan Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 9, 2000 Date	/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

May 9, 2000 Date	/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess Corporate Controller (Duly Authorized Signatory for Registrant

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.