Form 10-Q
period 2000-06-17
WOLVERINE WORLD WIDE INC /DE/
filed 2000-08-01
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 17, 2000

OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

Commission File Number: 1-6024

WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1185150 (IRS Employer Identification No.)

9341 Courtland Drive, Rockford, Michigan (Address of Principal Executive Offices)	49351 (Zip Code)

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

Yes   X          No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 44,760,237 shares of Common Stock, $1 par value, outstanding as of July 27, 2000, of which 3,205,341 shares are held as Treasury Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)

	June 17, 2000 (Unaudited)	January 1, 2000 (Audited)	June 19, 1999 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,344	$1,446	$4,340
Accounts receivable, less allowances
June 17, 2000 - $5,070
January 1, 2000 - $6,644
June 19, 1999 - $6,543	156,708	170,732	147,004
Inventories:
Finished products	145,222	128,458	139,765
Raw materials and work in process	36,461	39,553	44,309
	181,683	168,011	184,074

Other current assets	11,393	9,112	11,405

TOTAL CURRENT ASSETS	355,128	349,301	346,823

PROPERTY, PLANT & EQUIPMENT
Gross cost	215,848	212,766	206,508
Less accumulated depreciation	103,888	96,483	89,482
	111,960	116,283	117,026

OTHER ASSETS	69,551	68,811	66,449

TOTAL ASSETS	$536,639	$534,395	$530,298

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)

	June 17, 2000 (Unaudited)	January 1, 2000 (Audited)	June 19, 1999 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$0	$148	$758
Accounts payable and other accrued liabilities	39,524	44,021	41,430
Current maturities of long-term debt	4,370	4,370	4,561
TOTAL CURRENT LIABILITIES	43,894	48,539	46,449

LONG-TERM DEBT (less current maturities)	133,363	134,831	171,979

OTHER NONCURRENT LIABILITIES	18,594	18,920	11,617

STOCKHOLDERS' EQUITY
Common Stock - par value $1: authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 17, 2000 - 44,757,739 shares
January 1, 2000 - 44,426,322 shares
June 19, 1999 - 44,298,569 shares	44,758	44,426	44,299
Additional paid-in capital	79,820	76,752	76,603
Retained earnings	264,757	255,265	226,243
Accumulated other comprehensive loss	(2,060)	(614)	(1,204)
Unearned compensation	(7,927)	(5,974)	(7,826)
Cost of shares in treasury:
June 17, 2000 - 3,204,740 shares
January 1, 2000 - 3,125,952 shares
June 19, 1999 - 3,120,452 shares	(38,560)	(37,750)	(37,862)

TOTAL STOCKHOLDERS' EQUITY	340,788	332,105	300,253

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$536,639	$534,395	$530,298

(  ) - Denotes deduction.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12-Weeks Ended		24-Weeks Ended
	June 17, 2000	June 19, 1999	June 17, 2000	June 19, 1999

NET SALES AND OTHER
OPERATING INCOME	$140,558	$131,444	$287,928	$267,637

Cost of products sold	95,316	94,964	196,931	189,289
GROSS MARGIN	45,242	36,480	90,997	78,348

Selling and administrative expenses	31,892	37,613	68,299	71,758
OPERATING INCOME (LOSS)	13,350	(1,133)	22,698	6,596

OTHER EXPENSES (INCOME):
Interest expense	2,407	2,547	4,888	4,831
Interest income	(91)	(333)	(148)	(451)
Other - net	(135)	695	(263)	881
	2,181	2,909	4,477	5,261

EARNINGS (LOSS) BEFORE
INCOME TAXES	11,169	(4,042)	18,221	1,335

Income taxes (credit)	3,574	(1,330)	5,831	444

NET EARNINGS (LOSS)	$7,595	$(2,712)	$12,390	$891

EARNINGS (LOSS) PER SHARE:
Basic	$.19	$(.07)	$.31	$.02
Diluted	$.18	$(.07)	$.30	$.02

CASH DIVIDENDS PER SHARE	$.035	$.030	$.070	$.060

SHARES USED FOR NET EARNINGS
(LOSS) PER SHARE COMPUTATION:
Basic	40,637,057	40,228,497	40,567,858	40,141,118
Diluted	41,906,964	41,127,679	41,781,568	41,333,571

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	24-Weeks Ended
	June 17, 2000	June 19, 1999

OPERATING ACTIVITIES
Net earnings	$12,390	$891
Depreciation, amortization and other non-cash items	6,276	4,649
Restructuring charge		14,000
Changes in operating assets and liabilities:
Accounts receivable	14,024	2,906
Inventories	(13,672)	(23,935)
Other operating assets	(2,281)	3,321
Accounts payable and other operating liabilities	(4,497)	469

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,240	2,301

FINANCING ACTIVITIES
Proceeds from long-term debt	44,745	25,000
Payments of long-term debt	(46,213)	(10,110)
Net decrease in short-term debt	(148)	(5,788)
Cash dividends	(2,898)	(2,477)
Proceeds from shares issued under stock incentive plans	(425)	475

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,939)	7,100

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,082)	(12,134)
Other	(321)	870

NET CASH USED IN INVESTING ACTIVITIES	(3,403)	(11,264)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,898	(1,863)

Cash and cash equivalents at beginning of the year	1,446	6,203

CASH AND CASH EQUIVALENTS AT END OF THE
PERIOD	$5,344	$4,340

(  ) - Denotes reduction in cash and cash equivalents.

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 17, 2000 and June 19, 1999

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Restructuring Charge

As a result of the deterioration in Russian economic and political conditions, the Company approved a plan in the second quarter of 1999 to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a non-recurring, pre-tax charge to earnings of $14.0 million, of which $6.9 million is reflected in cost of goods sold for inventory write-downs, $6.6 million is recognized in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is recorded in other expense for the disposal of fixed assets. The restructuring charge resulted in a reduction of earnings of $0.23 per share for the twenty-four weeks ended June 19, 1999. As of June 17, 2000, the restructuring was complete and all costs have been incurred and charged against the liability.

4. Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	Quarter Ended		Year-to-date Ended
	June 17, 2000	June 19, 1999	June 17, 2000	June 19, 1999

Weighted average shares outstanding	41,560,241	41,127,679	41,480,298	40,991,423
Adjustment for nonvested common stock	(923,184)	(899,182)	(912,440)	(850,305)
Denominator for basic earnings per share	40,637,057	40,228,497	40,567,858	40,141,118
Effect of dilutive stock options	346,723		301,270	342,148
Adjustment for nonvested common stock	923,184	899,182	912,440	850,305
Denominator for diluted earnings per share	41,906,964	41,127,679	41,781,568	41,333,571

The effect of employee stock options has not been included in the denominator for the computation of diluted earnings per share for the quarter ended June 19, 1999 because such inclusion would be antidilutive.

5. Comprehensive Income

Second quarter 2000 total comprehensive income was $6,551,000, while year-to-date 2000 comprehensive income totaled $10,944,000. Total comprehensive income was a loss of $2,803,000 and income of $701,000, for the second quarter and year-to-date of 1999, respectively. In addition to net earnings, comprehensive income included foreign

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

currency translation losses of $1,044,000 and $1,446,000 for the second quarter and year-to-date of 2000, respectively, and $91,000 and $190,000 for the second quarter and year-to-date of 1999, respectively.

6. Business Segments

The Company has one reportable segment that is engaged in the manufacturing and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, apparel and accessory, tannery and pigskin procurement operations. The Company operated 59 domestic retail stores at June 17, 2000 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The Company's apparel and accessory operation licenses the Company's brands for use on non-footwear products to licensees throughout the United States and internationally.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (in thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	Quarter ended June 17, 2000
Net sales and other operating income
from external customers	$ 121,990	$ 18,568		$ 140,558
Intersegment sales	3,618	1,496		5,114
Earnings (loss) before income taxes	9,284	2,062	$ (177)	11,169

	Year-to-date ended June 17, 2000
Net sales and other operating income
from external customers	$ 254,931	$ 32,997		$ 287,928
Intersegment sales	7,862	3,171		11,033
Earnings (loss) before income taxes	15,249	2,679	$ 293	18,221

	Quarter ended June 19, 1999
Net sales and other operating income
from external customers	$ 113,120	$ 18,324		$ 131,444
Intersegment sales	545	1,421		1,966
Earnings (loss) before income taxes	(6,498)	2,882	$ (426)	(4,042)

	Year-to-date ended June 19, 1999
Net sales and other operating income
from external customers	$ 235,004	$ 32,633		$ 267,637
Intersegment sales	6,191	2,486		8,677
Earnings (loss) before income taxes	(2,013)	3,686	$ (338)	1,335

7. Subsequent Event

On July 12, 2000, the Company announced the planned closing of five of its manufacturing facilities in New York, Missouri, Puerto Rico, Costa Rica and Canada. This realignment is the result of a global review of the Company's owned and contract factory capacity and will require non-recurring charges that, after related tax benefits, will range from $24 million to $28 million. It is expected that these charges will be incurred predominately in the third and fourth quarters of 2000.
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of Second Quarter and 24-Weeks Ended June 17, 2000 To Second Quarter and 24-Weeks Ended June 19, 1999

Second quarter 2000 net sales and other operating income of $140.6 million exceeded the 1999 level of $131.4 million by $9.1 million (6.9%), and 2000 24-week net sales and other operating income of $287.9 million exceeded the 1999 24-week level of $267.6 million by $20.3 million (7.6%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, the Wolverine Slipper Group and, in 1999, the Russian wholesale business), the Wolverine Footwear Group (comprised of the Wolverine®, HyTest®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $8.9 million (7.8%) for the 2000 second quarter and $19.9 million (8.5%) for the 2000 24-week period as compared to the respective periods of 1999. The Company's other business units, consisting of the retail, apparel and accessories, tannery and procurement operations, reported a $0.2 million (1.3%) and $0.4 million (1.1%) increase in net sales and other operating income for the second quarter and 24-weeks ended in 2000 as compared to 1999 periods.

The Casual Footwear Group reported a decrease in net sales and other operating income of $2.4 million (7.2%) for the second quarter and $3.2 million (4.2%) for the 24-weeks ended in 2000 as compared to the same periods of 1999. The Hush Puppies Company's 2000 second quarter and 24-week period's net sales and other operating income decreased from the 1999 levels due to a general decline in shipments of adult and children's Hush Puppies Classic sueded products to department stores. Partially offsetting the shortfall in The Hush Puppies Company, the Wolverine Slipper Group's 2000 second quarter and 24-weeks net sales and other operating income increased as compared to the same periods in 1999 due to expanded distribution and product offerings.

The Wolverine Footwear Group's net sales and other operating income increased $1.1 million (1.9%) for the second quarter 2000 as compared to 1999 and increased $1.7 million (1.5%) for the 24-weeks ended in 2000 over 1999. Harley-Davidson® footwear contributed to the majority of this increase as the brand became more firmly established in the market place. Bates® footwear, including shipments to the United States Department of Defense, also recognized an increase in net sales and other operating income for the second quarter of 2000 as a result of increased draw orders against contracts as compared to the same period of 1999. These increases were partially offset by the Wolverine and HyTest® work boot businesses, which reported a decrease in net sales and other operating income from the 1999 second quarter.

The Performance Footwear Group recognized a $9.4 million (42.8%) and $19.1 million (43.9%) increase in net sales and other operating income for the second quarter and 24-weeks ended in 2000, respectively, as compared to the same periods of 1999. The Merrell® outdoor footwear business accounted for substantially all of the increase in net sales and other operating income as a result of new product offerings and expansion of its domestic and international retail distribution.

Within the Company's other business units, Wolverine Retail's net sales and other operating income increased $1.1 million (12.6%) for the second quarter and $2.2 million (14.6%) for the 24-weeks ended in 2000 as compared to the same periods of 1999. The Wolverine Leathers Division recorded a decrease in second quarter and 24-weeks ended in 2000 net sales and other operating income of $0.9 million (10.3%) and $1.9 million (11.3%) as compared to the respective 1999 periods. The decrease relates primarily to reduced demand for the Hush Puppies Classics sueded product line.

As discussed in the notes to the consolidated condensed financial statements, the Company recorded a non-recurring, pre-tax charge to earnings of $14.0 million in the second quarter of 1999 related to the closing of its Russian wholesale footwear business, of which $6.9 million is reflected in cost of goods sold for inventory write-downs, $6.6 million is recognized in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is recorded in other expense for the disposal of fixed assets. The restructuring charge resulted in a reduction of earnings of $0.23 per share for the twenty-four weeks ended June 19, 1999. The restructuring was complete as of June 17, 2000 and all of the costs have been incurred and charged against the liability.

Gross margin as a percentage of net sales and other operating income for the second quarter of 2000 was 32.2% as compared to 27.8% (33.0% excluding the Russian restructuring charge) in 1999. For the 24-weeks ended in 2000, the gross margin of 31.6% compares to 29.3% (31.9% excluding the Russian restructuring charge) for 1999. Gross margin dollars for the second quarter of 2000 increased $8.8 million or 24.0% ($1.9 million excluding the Russian restructuring charge) and $12.6 million or 16.1% ($5.7 million excluding the Russian restructuring charge) for the 24-week period ended in 2000 as compared to the same periods of 1999. The gross margin percentage for the branded footwear businesses was 31.4% and 30.9% for the second quarter and 24-weeks ended in 2000, respectively, as compared to 31.9% and 30.8% (excluding the Russian restructuring charge) for the same periods of 1999, respectively. The margin decrease, excluding the effect of the 1999 Russian restructuring charge, for the branded footwear business reflects lower contributions from the Company's domestic manufacturing units, as they operated well below capacity levels during the second quarter of 2000. The gross margin percentage for the other business units decreased to 37.3% for the second quarter of 2000 from 40.1% for the same period of 1999 and 37.0% for the 24-weeks ended in 2000 as compared to 39.1% for the same period of 1999.

Selling and administrative expenses of $31.9 million for the second quarter of 2000 decreased $5.7 million from the 1999 second quarter level of $37.6 million and, as a percentage of net sales and other operating income, decreased to 22.7% compared to 28.6% in the second quarter of 1999. Selling and administrative expenses for the 24-weeks ended in 2000 decreased $3.5 million to $68.3 million from $71.8 million for the same period of 1999 and, as a percentage of net sales and other operating income, decreased to 23.7% in 2000 compared to 26.8% in 1999. Excluding the 1999 Russian restructuring charge, selling and administrative expenses for the second quarter of 2000 would have increased $0.9 million to $31.9 million from $31.0 million for the same period of 1999, and as a percentage of net sales and other operating income, would have decreased to 22.7% in 2000 from 23.6% in 1999. Similarly excluding the 1999 Russian restructuring charge, selling and administrative expenses for the 24-weeks ended in 2000 would have increased $3.1 million to $68.3 million from $65.2 million for the same period of 1999, and as a percentage of net sales and other operating income, would have decreased to 23.7% in 2000 from 24.3% in 1999. The change in year-to-date selling and administrative expenses after considering the effect of the 1999 Russian restructuring charge resulted from increased depreciation and other information services costs of $2.7 million associated with the Company's recent investment in the SAP enterprise system and $4.6 million of selling and administration costs relating to the expanded Merrell operations. These increases were offset by $4.0 million in other cost reductions.

Interest expense for the second quarter of 2000 was $2.4 million, compared to $2.5 million for the same period of 1999. Interest expense for the 24-weeks ended in 2000 and 1999 was $4.9 million and $4.8 million, respectively. The year-to-date increase in interest expense for 2000 reflects a slight increase in interest rates on the Company's revolving credit facility and lower capitalization of interest due to the completion of capital projects during 1999.

The 2000 second quarter and 24-week period effective tax rate of 32.0% compares to the 1999 second quarter and 24-week period effective tax rates of 32.9% and 33.3%, respectively.

Net earnings of $7.6 million for the second quarter of 2000 compares to a net loss of $2.7 million (net earnings of $6.6 million excluding the 1999 Russian restructuring charge) for the same period in 1999. The 24-week net earnings increased to $12.4 million in 2000 from $0.9 million ($10.2 million excluding the 1999 Russian restructuring charge) for the same period of 1999. Diluted earnings per share of $0.18 for the second quarter of 2000 compares to a net loss per share of $0.07 (diluted earnings per share of $0.16 excluding the 1999 Russian restructuring charge) for the second quarter of 1999. Diluted earnings per share for the 24-weeks ended in 2000 of $0.30 compares to $0.02 (diluted earnings per share of $0.25 excluding the 1999 Russian restructuring charge) for the same period of 1999. Increased net earnings are primarily a result of the items noted above.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $12.2 million for the 24-weeks ended in 2000 compared to $2.3 million in 1999, an improvement of $9.9 million. Cash of $6.4 million for 2000 and $17.2 million for 1999 was used to fund working capital requirements, a reduction of $10.8 million. Accounts receivable of $156.7 million at June 17, 2000 increased $9.7 million (6.6%) over the balance at June 19, 1999, reflecting the increase in net sales and other operating income, and decreased $14.0 million (8.2%) from the January 1, 2000 balance. Inventories of $181.7 million at June 17, 2000 reflect a decrease of $2.4 million (1.3%) compared to the balance at June 19, 1999 and an increase of $13.7 million (8.1%) over the balance at January 1, 2000. The expansion of the Merrell business increased accounts receivable and inventories by $10.9 million and $10.8 million, respectively, over the June 19, 1999 balances. Accounts payable and other accrued liabilities of $39.5 million at June 17, 2000 reflect a $1.9 million (4.6%) decrease from the $41.4 million balance at June 19, 1999 and a $4.5 million (10.2%) decrease from the $44.0 million balance at January 1, 2000.

Additions to property, plant and equipment of $3.1 million in the first half of 2000 compares to $12.1 million reported during the same period in 1999. The decrease in additions is related to the prior year replacement of the Company's legacy information systems that was completed by the 1999 year-end. Depreciation and amortization expense of $8.0 million in the 24-weeks ended in 2000 compares to $6.8 million in the comparable period of 1999. This increase was a result of the capital investments noted above.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $71.3 million, of which $27.3 million, $30.4 million and $36.0 million were outstanding at June 17, 2000, January 1, 2000 and June 19, 1999, respectively. Long-term debt, excluding current maturities, of $133.4 million at June 17, 2000 compares to $172.0 million and $134.8 million at June 19, 1999 and January 1, 2000, respectively. The decrease in debt since June 19, 1999 was a result of improved operating cash flows that provided funds to pay down debt.

It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $165 million expiring in October 2001. The Company's subsidiaries in the United Kingdom and Canada have $10.6 million and $6.8 million variable rate revolving credit agreements expiring in October 2001 and April 2001, respectively. All revolving credit agreements are used to support working capital requirements. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facility.

The 2000 second quarter dividend declared of $.035 per share of common stock represents approximately a 16.7% increase over the $.03 per share declared in the second quarter of 1999. The dividend is payable August 1, 2000 to stockholders of record on July 3, 2000.

The current ratio for the second quarter was 8.1 to 1.0 in 2000 compared with 7.5 to 1.0 for the same period of 1999 due to an increase in working capital assets. The Company's total debt to total capital ratio decreased to .29 to 1.0 in 2000 from .37 to 1.0 in 1999 due to the pay down of the revolving credit line.

As a result of a global review of the Company's owned and contract factory capacity, the Company announced on July 12, 2000 the planned closing of five of its manufacturing facilities in Malone, New York; Kirksville, Missouri; Aguadilla, Puerto Rico; San Jose, Costa Rica; and Ontario, Canada. In addition to the closure of the manufacturing facilities, measures will be taken to down-size the manufacturing and overhead support areas, outsource certain operations and eliminate product lines where acceptable economic profits are not able to be generated. This realignment will require non-recurring charges that, after related tax benefits, will range from $24 million to $28 million. It is expected that these charges will be incurred predominately in the third and fourth quarters of 2000.
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Form 10-K Annual Report for its fiscal year ended January 1, 2000, is incorporated herein by reference.

The Company faces market risk to the extent that changes in foreign currency exchange rates affect its foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of fixed-rate debt. The Company does not believe that there has been a material change in the nature of its primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Form 10-Q Quarterly Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

On April 13, 2000, the Company held its 2000 Annual Meeting of Stockholders. The purposes of the meeting were to elect four directors for three-year terms expiring in 2003 and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Votes

Alberto Grimoldi	For	34,663,779
	Authority Withheld	260,528
	Broker Non-Votes	0

Joseph A. Parini	For	34,759,465
	Authority Withheld	164,842
	Broker Non-Votes	0

Joan Parker	For	34,478,927
	Authority Withheld	445,380
	Broker Non-Votes	0

Elizabeth A. Sanders	For	34,757,989
	Authority Withheld	166,318
	Broker Non-Votes	0

The following persons remained as directors of the Company with terms expiring in 2001: Geoffrey B. Bloom, David T. Kollat, David P. Mehney and Timothy J. O'Donovan. The following persons remained as directors of the Company with terms expiring in 2002: Daniel T. Carroll, Donald V. Fites, Phillip D. Matthews and Paul D. Schrage.

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	34,790,153
Against	79,506
Abstentions	57,178
Broker Non-Votes	0

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 1, 2000 Date	WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES /s/ Timothy J. O'Donovan Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

August 1, 2000 Date	/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

August 1, 2000 Date	/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess Corporate Controller (Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.