Form 10-Q
period 2000-09-09
WOLVERINE WORLD WIDE INC /DE/
filed 2000-10-24
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 9, 2000

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

There were 44,767,414 shares of Common Stock, $1 par value, outstanding as of October 18, 2000, of which 3,231,341 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and about the Company itself including, without limitation, statements in Item 2 regarding the benefits of the sourcing realignment and the Company's financial condition, liquidity and capital resources and statements in Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will" variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	September 9, 2000 (Unaudited)	January 1, 2000 (Audited)	September 11, 1999 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,564	$1,446	$7,639
Accounts receivable, less allowances
September 9, 2000 - $5,035
January 1, 2000 - $6,644
September 11, 1999 - $6,656	180,412	170,732	181,525
Inventories:
Finished products	136,426	128,458	145,253
Raw materials and work in process	38,473	39,553	44,720
	174,899	168,011	189,973

Other current assets	13,555	9,112	10,139

TOTAL CURRENT ASSETS	371,430	349,301	389,276

PROPERTY, PLANT & EQUIPMENT
Gross cost	205,937	212,766	208,919
Less accumulated depreciation	105,782	96,483	92,436
	100,155	116,283	116,483

OTHER ASSETS	70,125	68,811	68,518

TOTAL ASSETS	$541,710	$534,395	$574,277

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)
	September 9, 2000 (Unaudited)	January 1, 2000 (Audited)	September 11, 1999 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$231	$148	$500
Accounts payable and other accrued liabilities	47,073	44,021	48,670
Current maturities of long-term debt	4,370	4,370	4,351
TOTAL CURRENT LIABILITIES	51,674	48,539	53,521

LONG-TERM DEBT (less current maturities)	147,748	134,831	196,745

OTHER NONCURRENT LIABILITIES	18,559	18,920	11,538

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 9, 2000 - 44,762,514 shares
January 1, 2000 - 44,426,322 shares
September 11, 1999 - 44,416,294 shares	44,763	44,426	44,416
Additional paid-in capital	79,438	76,752	77,195
Retained earnings	247,827	255,265	236,525
Accumulated other comprehensive income	(2,945)	(614)	(894)
Unearned compensation	(6,788)	(5,974)	(7,065)
Cost of shares in treasury:
September 9, 2000 - 3,205,341 shares
January 1, 2000 - 3,125,952 shares
September 11, 1999 - 3,120,928 shares	(38,566)	(37,750)	(37,704)

TOTAL STOCKHOLDERS' EQUITY	323,729	332,105	312,473

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$541,710	$534,395	$574,277

( ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12-Weeks Ended		36-Weeks Ended
	September 9, 2000	September 11, 1999	September 9, 2000	September 11, 1999

NET SALES AND OTHER
OPERATING INCOME	$175,529	$170,482	$463,457	$438,119

Cost of products sold	131,545	119,025	328,476	308,314
GROSS MARGIN	43,984	51,457	134,981	129,805

Selling and administrative expenses	53,602	31,741	121,901	103,493
OPERATING INCOME (LOSS)	(9,618)	19,716	13,080	26,312

OTHER EXPENSES (INCOME):
Interest expense	2,088	2,507	6,976	7,338
Interest income	(81)	(55)	(229)	(506)
Other - net	12,133	(9)	11,869	872
	14,140	2,443	18,616	7,704

EARNINGS (LOSS) BEFORE
INCOME TAXES	(23,758)	17,273	(5,536)	18,608

Income taxes (credit)	(8,278)	5,752	(2,447)	6,196

NET EARNINGS (LOSS)	$(15,480)	$11,521	$(3,089)	$12,412

NET EARNINGS (LOSS) PER SHARE:
Basic	$(.38)	$.29	$(.08)	$.31
Diluted	$(.37)	$.28	$(.07)	$.30

CASH DIVIDENDS PER SHARE	$.035	$.030	$.105	$.090

SHARES USED FOR NET EARNINGS
(LOSS) PER SHARE COMPUTATION:
Basic	40,635,243	40,364,820	40,590,320	40,215,686
Diluted	41,555,349	41,669,724	41,505,315	41,451,064

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	36-Weeks Ended
	September 9, 2000	September 11, 1999

OPERATING ACTIVITIES
Net earnings	$(3,089)	$12,412
Depreciation, amortization and other non-cash items	7,763	4,562
Unearned compensation	1,789	1,996
Realignment and other nonrecurring charges	41,146	14,000
Changes in operating assets and liabilities:
Accounts receivable	(15,430)	(31,615)
Inventories	(17,826)	(29,834)
Other current assets	(4,443)	4,587
Accounts payable and other accrued liabilities	(9,662)	8,009

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	248	(15,883)

FINANCING ACTIVITIES
Proceeds from long-term debt	103,744	60,004
Payments of long-term debt	(90,827)	(20,558)
Net increase (decrease) in short-term debt	83	(6,046)
Cash dividends	(4,349)	(3,716)
Net proceeds from (awards issued) shares exercised under stock incentive plans	(396)	1,341

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,255	31,025

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,919)	(14,545)
Other	(466)	839

NET CASH USED IN INVESTING ACTIVITIES	(7,385)	(13,706)

INCREASE IN CASH AND CASH EQUIVALENTS	1,118	1,436
Cash and cash equivalents at beginning of the year	1,446	6,203

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,564	$7,639

( ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 9, 2000 and September 11, 1999

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Sourcing Realignment and Other Nonrecurring Charges

On July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company will close five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other nonrecurring expenses. Workforce reductions of 1,391 employees are expected to occur in the areas of manufacturing (1,269), general management (22) and administrative support (100). It is expected that the realignment actions will reduce fixed costs and inventory levels. The realignment activities are expected to be predominately completed in the third and fourth quarters of 2000 with the balance in the first half of 2001.

The following table summarizes the sourcing realignment, impairment and other related nonrecurring pretax charges recorded in the consolidated condensed statement of operations for the 12- and 36-week periods ended September 9, 2000 (thousands of dollars):
Sourcing realignment charges:
Severance and related costs	$ 11,754
Inventories	10,938
Other exit costs	750
23,442
Impairment charges:
Property, plant and equipment	10,667
Goodwill	1,077
11,744

Other non-recurring expenses	5,960
$ 41,146

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 9, 2000 and September 11, 1999

Severance and related costs associated with the sourcing realignment include involuntary and voluntary employee termination expenses related to 688 employees who have accepted severance packages, related payroll taxes and pension settlement losses. Inventory charges represent the write-down to net realizable value of raw materials that will no longer be used in production and certain finished footwear products that will be discontinued as part of the realignment plan. Charges for product returns relate to anticipated sales returns for finished products sold prior to the adoption of the sourcing realignment which are expected because these footwear products are not being offered in the future. Other exit costs represent expenses expected to be incurred after the manufacturing facilities cease operations through their expected disposal date. Within the consolidated condensed statements of operations for the 12- and 36-week periods ended in 2000, cost of products sold includes $11,688,000 and selling and administrative expenses include $11,754,000 for these sourcing realignment charges.

Impairment charges consist of write-downs of property, plant and equipment to their fair values less costs to sell for closed and reconfigured manufacturing facilities, and the write-off of goodwill previously recorded in connection with the purchase of the Costa Rican operation. The write-down of property, plant and equipment and the write-off of goodwill is included as a component of other expenses.

Other related nonrecurring charges pertain to one-time costs incurred in connection with business realignment activities that were expensed as incurred within selling and administrative expenses, and consist primarily of the write off of amounts for customer chargebacks and other deductions that the Company previously expected to collect, but will no longer pursue.

The sourcing realignment and other nonrecurring charges resulted in a reduction of earnings of $0.65 per share for the 12- and 36-week periods ended September 9, 2000. The Company expects additional nonrecurring pretax charges of $1,000,000 ($660,000 after related income tax benefits) to be incurred predominately by the end of fiscal 2000 to substantially complete the sourcing realignment and other ancillary activities.

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment activities at September 9, 2000 and the 12- and 36-week periods then ended (thousands of dollars):
	Severance and Related Costs	Inventories	Product Returns	Other Exit Costs

Amounts recognized as charges in the consolidated condensed statement of operations	$ 11,754	$ 10,938	$ 750	$ 2,509
Disposal of inventories		(52)
Payments and other adjustments	(1,669)
Balance at September 9, 2000	$ 10,085	$ 10,886	$ 750	$ 2,509

Workforce terminations totaling 372 employees occurred in the 12-week period ended September 9, 2000 in the areas of manufacturing (310), general management (20) and administrative support (42).

During the second quarter of 1999, the Company approved a plan to close its Russian wholesale footwear business as a result of the deterioration in Russian economic and political conditions. In connection with the closure, the Company recorded a non-recurring, pre-tax charge to earnings of $14,000,000, of which $6,900,000 is reflected in cost of products sold for inventory write-downs, $6,600,000 is reflected in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $500,000 is recorded in other expense for the disposal of fixed assets. The restructuring charge resulted in a reduction of earnings of $0.23 per share for the 24-weeks ended June 19, 1999. The restructuring was complete as of the end of 1999.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 9, 2000 and September 11, 1999

4. Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12-weeks Ended		36-Weeks Ended
	September 9, 2000	September 11, 1999	September 9, 2000	September 11, 1999
Weighted average shares outstanding	41,555,349	41,256,523	41,505,315	41,079,790
Adjustment for nonvested common stock	(920,106)	(891,703)	(914,995)	(864,104)
Denominator for basic earnings (loss) per share	40,635,243	40,364,820	40,590,320	40,215,686
Effect of dilutive stock options		413,201		371,274
Adjustment for nonvested common stock	920,106	891,703	914,995	864,104
Denominator for diluted earnings (loss) per share	41,555,349	41,669,724	41,505,315	41,451,064

Diluted net earnings (loss) per share for periods with a net loss do not include the effect of employee stock options since such inclusion would be antidilutive.

5. Comprehensive Income (Loss)

Total comprehensive loss was $16,365,000 and $5,420,000 for the 12-week and 36-week periods of 2000, respectively. Total comprehensive income was $11,831,000 and $12,532,000, for the 12-week and 36-week periods of 1999, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $885,000 and $2,331,000 for the 12-week and 36-week periods of 2000, respectively, and foreign currency translation gains of $310,000 and $120,000 for the 12-week and 36-week periods of 1999, respectively.

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

The other business units in the following table consist of the Company's retail, apparel and accessories, tannery and procurement operations. The Company operated 59 domestic retail stores at September 9, 2000 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 9, 2000 and September 11, 1999

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12-weeks ended September 9, 2000
Net sales and other operating income
from external customers	$ 157,649	$ 17,880		$ 175,529
Intersegment sales	3,946	1,101		5,047
Earnings (loss) before income taxes	(24,582)	1,554	$ (730)	(23,758)

	36-weeks ended September 9, 2000
Net sales and other operating income
from external customers	$ 412,579	$ 50,878		$ 463,457
Intersegment sales	11,808	4,272		16,080
Earnings (loss) before income taxes	(9,335)	4,236	$ (437)	(5,536)

	12-weeks ended September 11, 1999
Net sales and other operating income
from external customers	$ 153,591	$ 16,891		$ 170,482
Intersegment sales	4,898	1,384		6,282
Earnings before income taxes	14,392	1,910	$ 971	17,273

	36-weeks ended September 11, 1999
Net sales and other operating income
from external customers	$ 388,593	$ 49,526		$ 438,119
Intersegment sales	11,089	3,870		14,959
Earnings before income taxes	12,383	5,596	$ 629	18,608

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12-Weeks and 36-Weeks Ended September 9, 2000 to the 12-Weeks and 36-Weeks Ended September 11, 1999

Net sales and other operating income of $175.5 million for the 12-weeks ended September 9, 2000 exceeded the 1999 level of $170.5 million by $5.0 million (3.0%) and 2000 36-week net sales and other operating income of $463.5 million exceeded the 1999 36-week level of $438.1 million by $25.4 million (5.8%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, the Wolverine Slipper Group and, in 1999, the Russian wholesale business), the Wolverine Footwear Group (comprised of the Wolverine®, HyTest®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $4.0 million (2.6%) for the 2000 12-week period and $24.0 million (6.2%) for the 36-week period compared to the respective periods of 1999. The Company's other business units, consisting of the retail, apparel and accessories, tannery and procurement operations, reported a net sales and other operating income increase of $1.0 million (5.9%) for the 12-week period of 2000 and $1.3 million (2.7%) for the 2000 36-week period as compared to the respective periods of 1999.

The Casual Footwear Group reported a decrease in net sales and other operating income of $6.2 million (11.1%) in the 12-week period of 2000 and a $9.4 million (7.2%) decrease for the 36-weeks ended in 2000 when compared to the same periods in 1999. The Hush Puppies Company's 2000 12- and 36-weeks ended net sales and other operating income decreased from the 1999 levels due to a reduction in shipments to three major retail customers in the United Kingdom who are experiencing financial difficulties and a general decline in shipments of adult and childrens Hush Puppies® Classics sueded products to department stores. Partially offsetting the shortfall in The Hush Puppies Company, the Wolverine Slipper Group's 2000 12- and 36-week net sales and other operating income increased compared to the same periods in 1999 due to expanded distribution and product offerings.

The Wolverine Footwear Group's net sales and other operating income increased $1.3 million (2.0%) for the 12-week period of 2000 as compared to 1999 and $3.0 million (1.7%) for the 36-weeks ended in 2000 over 1999. Harley-Davidson®, Coleman®, and Stanley® footwear contributed the majority of this increase as the brands are becoming more widely distributed in the marketplace. These increases were partially offset by the Wolverine® and HyTest® work boot businesses which reported decreases in net sales and other operating income as compared to the 1999 12- and 36-week levels as a result of retail customers delaying purchases of waterproof work and sport product.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $7.8 million (24.8%) for the 12-week period of 2000 and $26.9 million (35.9%) for the 36-weeks ended in 2000 over the same periods of 1999. The Merrell® outdoor footwear business accounted for substantially all of the increase in net sales and other operating income as a result of new product offerings and expansion of its domestic and international distribution.

Within the Company's other business units, Wolverine Retail's net sales and other operating income increased $1.2 million (12.7%) for the 12-weeks ended in 2000 and $3.4 million (13.9%) for the 36-weeks ended in 2000 as compared to the same periods of 1999. The Wolverine Leathers Division recorded a decrease in net sales and other operating income of $0.2 million (3.9%) below the 12-week period ended in 1999 and $2.5 million (12.8%) below the 36-week period ended in 1999. The decreases relate primarily to reduced demand for the Hush Puppies® Classics sueded product line.

As discussed in the Note 3 of the consolidated condensed financial statements, in July of 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. A non-recurring, pre-tax charge to earnings of $41.1 million was recorded in the 12-weeks ended in 2000, of which $11.7 million is reflected in cost of products sold for inventory write-downs, $17.0 million is recognized in selling and administrative expenses for severance, bad debt, and a portion of other expenses, and $12.4 million is recorded in other expense for the loss on disposal of fixed assets, goodwill and the remaining portion of other expenses. The realignment charge resulted in a reduction of earnings of $0.65 per share for the 12- and 36-weeks ended September 9, 2000. The realignment is expected to result in improved factory contributions and efficiencies, reduced factory and corporate overhead support, and improved margins related to products moved to low cost manufacturers overseas. It is anticipated that a portion of these savings would be reinvested in product development and marketing support for the branded footwear businesses. The realignment activities are expected to be predominately completed in the third and fourth quarters of 2000 with the balance being completed in the first half of 2001.

During the 12-weeks ended on June 19, 1999, the Company recorded a non-recurring, pre-tax charge to earnings of $14.0 million related to the closing of its Russian wholesale footwear business, of which $6.9 million is reflected in cost of products sold for inventory write-downs, $6.6 million is recognized in selling and administrative expenses for goodwill, bad debt, severance, and other restructuring expenses, and $0.5 million is recorded in other expense for the disposal of fixed assets. The restructuring charge resulted in a reduction of earnings of $0.23 per share. The restructuring was complete as of the end of 1999 and all of the costs had been incurred and charged against the related liabilities.

The following table summarizes the effect of 2000 and 1999 realignment and other nonrecurring charges on certain components of the Company's operating results for the 12- and 36-week periods (thousand of dollars, except per share data):
	2000
	Before Realignment and		Realignment and
	Other Nonrecurring		Other Nonrecurring
	Charges		Charges	As Reported
	$	%	$	$	%
Gross Margin
12-weeks ended	$ 55,672	31.7%	$ 11,688	$ 43,984	25.1%
36-weeks ended	146,669	31.6%	11,688	134,981	29.1%

Selling & Administrative
12-weeks ended	36,548	20.8%	17,054	53,602	30.5%
36-weeks ended	104,847	22.6%	17,054	121,901	26.3%

Other Expenses
12-weeks ended	1,736	1.0%	12,404	14,140	8.1%
36-weeks ended	6,212	1.3%	12,404	18,616	4.0%

Earnings Before Income Taxes
12-weeks ended	17,388	9.9%	41,146	(23,758)	-13.5%
36-weeks ended	35,610	7.7%	41,146	(5,536)	-1.2%

Net Earnings
12-weeks ended	11,650	6.6%	27,130	(15,480)	-8.8%
36-weeks ended	24,041	5.2%	27,130	(3,089)	-0.7%

Diluted Earnings Per Share
12-weeks ended	$ .28		$ (.65)	$ (.37)
36-weeks ended	.58		(.65)	(.07)

	1999
	Before Realignment and		Realignment and
	Other Nonrecurring		Other Nonrecurring
	Charges		Charges	As Reported
	$	%	$	$	%
Gross Margin
12-weeks ended	$ 51,457	30.2%		$ 51,457	30.2%
36-weeks ended	136,705	31.2%	$ 6,900	129,805	29.6%

Selling & Administrative
12-weeks ended	31,741	18.6%		31,741	18.6%
36-weeks ended	96,893	22.1%	6,600	103,493	23.6%

Other Expenses
12-weeks ended	2,443	1.4%		2,443	1.4%
36-weeks ended	7,204	1.6%	500	7,704	1.8%

Earnings Before Income Taxes
12-weeks ended	17,273	10.1%		17,273	10.1%
36-weeks ended	32,608	7.4%	14,000	18,608	4.2%

Net Earnings
12-weeks ended	11,521	6.8%		11,521	6.8%
36-weeks ended	21,750	5.0%	9,338	12,412	2.8%

Diluted Earnings Per Share
12-weeks ended	$ .28			$ .28
36-weeks ended	.53		$ (.23)	.30

The analysis in the following paragraph excludes the realignment and other non-recurring charges in 2000 and 1999. Gross margin as a percentage of net sales and other operating income for the 12-weeks ended in 2000 was 31.7%, compared to the prior year's 12-weeks ended level of 30.2%. The 2000 36-week gross margin of 31.6% compares to 31.2% for the same period in 1999. Gross margin dollars for 2000 increased $4.2 million or 8.2% for the 12-weeks ended and $10.0 million or 7.3% for the 36-weeks ended compared to the same periods of 1999, respectively. The gross margin percentages for the branded footwear businesses were 31.0% for the 12-weeks ended in 2000 and 30.9% for the 36-weeks ended in 2000 as compared to 29.2% and 28.4% for the same periods of 1999, respectively. The margin increase for the branded footwear business reflects the larger mix of high margin Merrell® and Harley-Davidson® sales and improved contributions from Hush Puppies domestic distribution and the Wolverine Slipper Group in 2000 as compared to 1999. The gross margin percentage for the other business units decreased to 37.9% for the 12-weeks ended in 2000 from 39.1% for the same period of 1999 and to 37.3% for the 36-weeks ended in 2000 compared to 39.1% for 1999.

The analysis in the following paragraph excludes the realignment and other non-recurring charges in 2000 and 1999. Selling and administrative expenses of $36.5 million for the 12-weeks ended in 2000 increased $4.8 million from the 1999 12-weeks ended level of $31.7 million and, as a percentage of net sales and other operating income, increased to 20.8% in 2000 compared to 18.6% in the 12-weeks ended in 1999. Selling and administrative expenses for the 36-weeks ended in 2000 increased $7.9 million to $104.8 million from $96.9 million for the same period of 1999 and, as a percentage of net sales and other operating income, increased to 22.6% in 2000 compared to 22.1% for the 1999 36-weeks ended. The change in the 36-week selling and administrative expenses includes increased depreciation expense of $2.7 million related to the recent investments in warehousing infrastructure and information services and $7.6 million of Merrell® and Harley-Davidson® selling, advertising, and administration costs. These increases were offset by $2.4 million in other cost reductions.

Interest expense for the 12-weeks ended in 2000 was $2.1 million, compared to $2.5 million for the same period of 1999. Interest expense for the 36-weeks ended in 2000 and 1999 was $7.0 million and $7.3 million, respectively. The decrease in interest expense for the 36-weeks ended in 2000 reflects lower average borrowings as compared to the 36-weeks ended in 1999 partially offset by a slight increase in interest rates on the Company's revolving credit facility and lower capitalization of interest due to the completion of capital projects during 1999.

The 2000 12-weeks ended and 36-weeks ended effective tax rate of 34.8% and 44.2%, respectively, compare to 33.3% in the prior year. The difference in the effective tax rate between 2000 and 1999 relates to the tax consideration associated with the 2000 sourcing realignment.

The analysis in the following paragraph excludes the realignment and other non-recurring charges in 2000 and 1999. Net earnings of $11.7 million for the 12-weeks ended in 2000 compares to net earnings of $11.5 million for the same period in 1999. The 2000 36-weeks ended net earnings increased to $24.0 million in 2000 from $21.8 million for the same period of 1999. Diluted earnings per share of $0.28 for the 12-weeks ended in 2000 compares to $0.28 for the same period of 1999. Diluted earnings per share of $0.58 for the 36 weeks ended in 2000 compares to $0.53 for the same period of 1999.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $0.2 million in 2000 compared to a use of $15.9 million in 1999, an improvement of $16.1 million. Cash of $47.4 million for 2000 and $48.9 million for 1999 was used to fund working capital requirements. Accounts receivable of $180.4 million at September 9, 2000 reflects a decrease of $1.1 million (0.6%) from the balance at September 11, 1999 and an increase of $9.7 million (5.7%) from the January 1, 2000 balance. Inventories of $174.9 million at September 9, 2000 reflect a decrease of $15.1 million (7.9%) compared to the balance at September 11, 1999 and an increase of $6.9 million (4.1%) over the balance at January 1, 2000. The expansion of the Merrell® business increased accounts receivable and inventories by $8.2 million and $9.5 million, respectively, over the September 11, 1999 balances. Accounts payable and other accrued liabilities of $47.1 million at September 9, 2000 reflect a $1.6 million (3.3%) decrease from the $48.7 million balance at September 11, 1999 and a $3.1 million (6.9%) increase from the $44.0 million balance at January 1, 2000.

Additions to property, plant and equipment of $6.9 million for the 36-weeks ended in 2000 compares to $14.5 million reported during the same period in 1999. The decrease in additions is the result of the replacement of the Company's legacy information systems that was completed by the 1999 year-end. Depreciation and amortization expense of $12.8 million for the 36-weeks ended in 2000 compares to $10.1 million in the comparable period of 1999. The increase in depreciation was a result of the capital investments noted above.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $69.1 million, of which $27.9 million, $30.4 million and $25.4 million were outstanding at September 9, 2000, January 1, 2000 and September 11, 1999, respectively. Long-term debt, excluding current maturities, of $147.7 million at September 9, 2000 compares to $134.8 million and $196.7 million at January 1, 2000 and September 11, 1999, respectively. The decrease in debt at September 9, 2000 as compared to September 11, 1999 was a result of improved operating cash flows that provided funds to pay down amounts borrowed under the revolving credit facility.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase shareholder value. There were no shares repurchased during the 12-weeks ended in 2000. Total cumulative common shares repurchased under the program were 25,900 as of October 18, 2000. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

It is expected that continued Company growth will require increases in capital funding over the next several years. The Company has a long-term domestic revolving credit facility of $165.0 million expiring in October 2001. The Company's subsidiaries in the United Kingdom and Canada have $10.1 million and $6.8 million variable rate revolving credit agreements expiring in October 2001 and April 2001, respectively. All revolving credit agreements are used to support working capital requirements. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs. Any excess cash flows from operations are expected to be used to pay down the revolving credit facilities and to repurchase company stock.

The 2000 12-weeks ended dividend declared of $.035 per share of common stock represents approximately a 16.7% increase over the $.03 per share declared in the 12-weeks ended in 1999. The dividend is payable November 1, 2000 to stockholders of record on October 1, 2000.

The current ratio for the 12-weeks ended in 2000 was 7.2 to 1.0 compared with 7.3 to 1.0 for the same period of 1999. The Company's total debt to total capital ratio decreased to .32 to 1.0 in 2000 from .39 to 1.0 in 1999.
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

New Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, which addresses the application of generally accepted accounting principles to selected revenue recognition issues. This Bulletin will be effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect adoption will have a material impact on its consolidated financial statements or future results of operations.

PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.

          (b)          Reports on Form 8-K. A report on Form 8-K was filed during the period covered by this report as follows:
Date Filed July 12, 2000	Items Reported Item 5	Financial Statements None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
October 24, 2000 Date	WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES /s/ Timothy J. O'Donovan Timothy J. O'Donovan Chairman and Chief Executive Officer (Duly Authorized Signatory for Registrant)

October 24, 2000 Date	/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

October 24, 2000 Date	/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess Corporate Controller (Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

27	Financial Data Schedule.