Form 10-K
period 2000-12-30
WOLVERINE WORLD WIDE INC /DE/
filed 2001-03-30
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 1-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1185150 (I.R.S. employer identification no.)

9341 Courtland Drive, Rockford, Michigan (Address of principal executive offices)	49351 (Zip code)

Registrant's telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange/Pacific Exchange, Inc.

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

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 23, 2001:  41,686,231.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 23, 2001:  $552,231,329.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 26, 2001, are incorporated by reference into Part III of this report.

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

          Consumers around the world purchased more than 36 million pairs of Company branded footwear during fiscal 2000, making the Company a global leader among U.S. shoe companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including Bates®, Caterpillar®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under three operating divisions: (i) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (ii) the Performance Footwear Group, focusing on the Caterpillar® and Merrell® product lines of performance and lifestyle footwear and (iii) the Casual Footwear Group, focusing on Hush Puppies® brand comfortable casual shoes, slippers and moccasins under the Hush Puppies® brand and other private labels for third party retailers and children's footwear under various Company brands. The Company's Global Operations Group is responsible for manufacturing, sourcing and distribution in support of the various Company brands. The Company's footwear is distributed domestically through 62 Company-owned retail stores and to accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of these retailers operate multiple storefront locations. The Company's products are distributed worldwide in over 140 markets through licensees and distributors.

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

          For financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K. The Company has one reportable operating segment, Branded Footwear. The "Branded Footwear" segment is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. The Company's "Other Businesses" category consists of the Company's retail stores, apparel and accessory licensing, tannery and pigskin procurement operations. Financial information regarding the Company's operating segments can be found in Note 9 to the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

Branded Footwear.

          The Company manufactures and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, Caterpillar®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company, through its wholly owned subsidiary, Wolverine Slipper Group, Inc., also manufactures constructed slippers and moccasins and markets them under the Hush Puppies®, Joe Boxer®, and Turtle Fur® trademarks and on a private label basis. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities.

          The Company's three branded footwear operating divisions are described below.

          1.          The Wolverine Footwear Group. The Wolverine Footwear Group encompasses multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The Wolverine® brand, which has been in existence for 118 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the Bates® and HyTest® product lines. These products feature quality materials and components and patented technologies and designs, such as DuraShocks®, DuraShocks SR™, Wolverine Fusion™ and the new Wolverine Durashocks Motion Control™ sole, and unique proprietary technologies such as the SEMC™ non-metallic composite safety toe. The Wolverine Footwear Group also markets Harley-Davidson® footwear. H arley-Davidson® footwear styles include traditional motorcycle riding designs as well as contemporary fashion, military and western inspired footwear. The Wolverine Footwear Group also markets hiking and outdoor shoes, boots and sandals through the Coleman ® footgear line of products. In addition, the Wolverine Footwear Group markets Stanley® work boots and shoes.

          Wolverine® Work and Industrial Footwear. The Company believes the Wolverine® brand has built its reputation by offering quality, durable and comfortable work boots and shoes. The development of DuraShocks® technology allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The recently developed Wolverine Fusion™, Wolverine Durashocks Motion Control™ and SEMC® composite safety toe technologies continue the Company's tradition of comfortable work and industrial footwear. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers.

          Wolverine® Rugged Outdoor and Sport Footwear. The Wolverine® rugged outdoor and sport product lines incorporate DuraShocks®, DuraShocks SR™, Wolverine Fusion ™ and Wolverine

Durashocks Motion Control™ technology and other comfort features into products designed for rugged outdoor use. This broad product line targets active lifestyles and includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics and the Company's performance leathers and patented DuraShocks® technologies.

          Bates® Uniform Footwear. The Company's Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, CoolTech® and other proprietary comfort technologies in the design of its military-style boots and oxfords including the Bates® Enforcer Series® and Special Ops™ footwear lines. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and other governmental organizations to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division products are also distributed through specialty retailers and catalogs.

          HyTest®. The HyTest® product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various safety features into its product lines, including steel toe, composite toe, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology and the proprietary SEMC® composite toe to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently owned Shoemobile® mobile truck retail outlets providing direct sales to workers at industrial facilities.

          Harley-Davidson® Footwear. Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson ® brand footwear throughout the world. Harley-Davidson® brand footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of approximately 650 independent Harley-Davidson® dealerships as well as through department stores and specialty retailers.

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

                    Stanley® Footgear. Pursuant to a license arrangement completed in 2000 with The Stanley Works, the Company has an exclusive license to manufacture, market, distribute and sell footwear under the Stanley® brand. The Stanley® Footgear line provides the Company with an entry into the value-price work footwear market. Stanley® Footgear is currently marketed in Payless ShoeSource, Inc. stores throughout the United States.

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

          Merrell® Footwear. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor inspired casual footwear designed for backpacking, day hiking and rugged every day use. The Merrell® product line also includes the "After-Sport" product line, incorporating Merrell® Footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs.

                    3.          The Casual Footwear Group. The Casual Footwear Group consists of the Hush Puppies Company, Wolverine Slipper Group, Inc. and the Children's Footwear Group. Each of these groups is described below.

          The Hush Puppies Company. The Company believes that the 40-year heritage of the Hush Puppies® brand as a pioneer of comfortable casual shoes positions the brand to capitalize on the global trend toward more casual workplace and leisure attire. The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the Comfort Curve® sole, Float Fx™, HPO2® cushioning, patented Bounce® technology and lightweight Zero-G™ constructions. Hush Puppies® shoes are sold to men, women and children in over 90 countries.

          Wolverine Slipper Group, Inc. Through its wholly owned subsidiary, Wolverine Slipper Group, Inc., the Company is one of the leading suppliers of constructed slippers in the United States. The styling of Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. Wolverine Slipper Group, Inc., designs and manufactures constructed slippers, aftersport footwear and moccasins on a private label basis according to customer specifications. Such products are manufactured for leading United States retailers and catalogs, such as Nordstrom, L.L. Bean, Eddie Bauer and Lands' End. In addition to its traditional line of private label slippers, Wolverine Slipper Group, Inc. also manufactures and markets slipper products under the popular Hush Puppies®, Turtle Fur® and Joe Boxer® brands and has developed a College Clogs™ program for the sale of licensed collegiate slipper products.

          The Children's Footwear Group. The Children's Footwear Group consists of the Company's Hush Puppies® and Caterpillar® children's footwear business together with the children's footwear programs under the Coleman®, Wolverine®, and Harley-Davidson® brands. The Company believes the consolidation of these brands into the Children's Footwear Group facilitates the dedicated marketing, sourcing and sales programs that are necessary to extend the Company's high-profile, global brands into the children's footwear market segment.

Other Businesses.

          In addition to the manufacture and marketing of the Company's footwear products that are reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly owned subsidiary Wolverine Procurement, Inc., (iii) operates 62 domestic retail footwear stores, and (iv) licenses the Company's brand names for use on non-footwear products.

          1.          The Wolverine Leathers Division. The Wolverine Leathers Division produces pigskin leathers primarily for use in the footwear industry. The Wolverine Leathers Division is the largest domestic tanner of pigskin. Wolverine Leathers® brand products are manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and advantages over cowhide leathers. The Company's waterproof, stain resistant and washable leathers are featured in many of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors. Wolverine performance leathers are also featured in certain outside brands of athletic and outdoor footwear.

          2.          Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          3.          Retail Stores. The Company operated 62 domestic retail shoe stores as of March 23, 2001, under two formats, consisting of 60 factory outlet stores under the Hush Puppies and Family name and two mall-based stores called Up Footgear™. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 60 factory outlet stores carry a large selection of first quality Company branded footwear at discounted retail prices. The Up Footgear™ stores feature Company brands such as Wolverine®, Merrell®, Hush Puppies®, Caterpillar® and Harley-Davidson®. These stores also carry a selection of branded footwear from other manufacturers.

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

•

A network of independent Shoemobile® distribution outlets is primarily used to distribute and sell HyTest® brand products. The Company also distributes work and occupational footwear under a number of the Company's other brands through this independent distributor network.

          In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above. The Company is developing various programs both independently and with its retail customers for the distribution of its products over the Internet and in 2000 opened a direct to customer site at www.upfootgear.com.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 2000.

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

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's wholly owned operations in Canada and the United Kingdom, and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Merrell (Europe) Limited, Hush Puppies Canada Footwear, Ltd., and the Merrell Canada division. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of Company footwear bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the Caterpillar®, Coleman® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 2000, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 18 million pairs of footwear, which is similar to the level of international sales in fiscal 1999.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 75% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 85% are purchased or sourced from third parties, the remainder are produced at Company-owned facilities. Footwear produced by the Company is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, the Caribbean Basin and Mexico. For some of the Company-produced footwear, the Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Caribbean Basin and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's domestic facilities.

          The Company's factories each have the flexibility to produce a variety of footwear, and depart from the industry's historic practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company produces primarily slippers and work footwear in its domestic and international facilities, allowing the Company to respond to both market and customer-specific demand. In fiscal 2000, the Company announced its intention to close its facilities in Malone, New York; Kirksville, Missouri; Aguadilla, Puerto Rico; San Jose, Costa Rica; and Ontario, Canada. Consolidating operations into the remaining facilities allows the Company to take better advantage of sophisticated global sourcing alternatives.

          The Company sources a majority of its footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America, India and Europe. The Company maintains technical offices in the Asia-Pacific region to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, the Company has developed its "Engagement Criteria for Partners & Sources" to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor.

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

          The Company's principal required raw material is quality leather, which it purchases from a select group of domestic and offshore suppliers, including the Company's tannery. The global availability of shearling and cowhide leather eliminates any reliance by the Company upon a sole supplier. Cowhide leather prices in the global market have increased and may continue to increase in 2001 due primarily to a reduction in supply in key cattlehide producing countries as a result of disease and other factors. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from one domestic source. This source has been a reliable and consistent supplier for over 30 years. Alternative sources of pigskin are available, however the price, processing and/or product characteristics are less advantageous to the Company. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion™, DuraShocks®, Hidden Tracks®, Bounce®, Comfort Curve®, HPO2®, HyTest®, Merrell® and FootRests®. The Company has obtained the right to manufacture, market and distribute footwear throughout most countries of the world under the Caterpillar®, Harley-Davidson® and Coleman® trademarks, the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark and the right to manufacture, market and distribute slippers in the United States and certain other countries under the Turtle Fur® and Joe Boxer® trademarks pursuant to license arrangements with the respective trademark owners. With the exception of the Coleman® license, all of the Company's licenses are long term and extend for three or more years with renewal options. The Company's arrangement with the Coleman Company, Inc. expires on December 28, 2002, with possible renewal options if certain sales goals are achieved. The licenses are subject to customary approval, performance and default provisions. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers™.

          The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its trademarks against infringement or other threats to the greatest extent practicable under the laws of the United States and other countries. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company protects all of its proprietary rights to the greatest extent practicable under applicable laws.

Order Backlog.

          At March 24, 2001, the Company had a backlog of footwear orders of approximately $195 million compared with a backlog of approximately $159 million at March 25, 2000. Approximately two-thirds of the backlog increase is related to orders for products expected to be shipped in the third and fourth quarters of 2001 and can be affected by the timing of customer requests for shipment of the ordered products. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 2001. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least fifteen major competitors in connection with the sale of its casual and dress shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

          Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. Market shares in the non-athletic footwear industry are highly fragmented and no one company has a dominant market position.

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

Employees.

          As of December 30, 2000, the Company had approximately 4,903 domestic and foreign production, office and sales employees. Approximately 677 employees were covered by five union contracts expiring at various dates through March 31, 2004. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

Item 2.  Properties.

          The Company either directly or through its subsidiaries owned or leased the following offices and manufacturing facilities as of December 30, 2000:

LOCATION	TYPE OF FACILITY	OWNED LEASED	SQUARE FOOTAGE

Rockford, MI	Administration/Sales	Owned	223,300
Jonesboro, AR	Administration/Sales	Leased	5,680
Malone, NY	Administration/Sales	Owned	11,718
New York, NY	Administration/Sales	Leased	3,811
St. Laurent, Quebec, Canada	Administration/Sales	Leased	2,800
Saint-Sauveur-des-Monts,
Quebec, Canada	Administration/Sales	Leased	1,500
Tai Chung, Taiwan	Administration/Sales	Leased	19,000
Leicester, England, United Kingdom	Administration/Sales	Leased	13,250

Bristol, England, United Kingdom	Administration/Sales	Leased	2,200

Total Administration/Sales			283,259

Rockford, MI	Tannery	Owned	160,000
Des Moines, IA	Procurement	Owned	6,200
Dyersburg, TN	Procurement	Leased	12,000
Durant, OK	Procurement	Leased	12,900
Dennison, KS	Procurement	Leased	1,855

Total Tannery and Procurement			192,955

Jonesboro, AR	Manufacturing	Leased	79,197
Jonesboro, AR	Manufacturing	Owned	11,680
Monette, AR	Manufacturing	Owned	18,030
Rockford, MI	Manufacturing	Owned	20,833
Rockford, MI	Manufacturing	Owned	19,624
Rockford, MI	Manufacturing	Owned	7,790
Big Rapids, MI	Manufacturing	Owned	77,626
Kirksville, MO	Manufacturing	Owned	104,000
Malone, NY	Manufacturing	Owned	90,664
Malone, NY	Manufacturing	Owned	37,596
Malone, NY	Manufacturing	Owned	8,100
Malone, NY	Manufacturing	Owned	27,125
Bombay, NY	Manufacturing	Leased	58,980
Monterrey, MX	Manufacturing	Leased	60,000
Aguadilla, Puerto Rico	Manufacturing	Leased	62,100
San Pedro, Dominican Republic	Manufacturing	Leased	65,111
Santo Domingo, Dominican Republic	Manufacturing	Leased	54,332
Cartago, Costa Rica	Manufacturing	Leased	88,308

Total Manufacturing			891,096

Jonesboro, AR	Warehouse	Leased	2,000
Jonesboro, AR	Warehouse	Leased	19,500
Jonesboro, AR	Warehouse	Owned	13,500
Jonesboro, AR	Warehouse	Owned	15,478
Rockford, MI	Warehouse	Owned	304,278
Rockford, MI	Warehouse	Owned	93,140
Rockford, MI	Warehouse	Owned	75,000
Cedar Springs, MI	Warehouse	Leased	32,900
Cedar Springs, MI	Warehouse	Leased	230,000
Big Rapids, MI	Warehouse	Owned	39,800
Howard City, MI	Warehouse	Leased	350,000

Malone, NY	Warehouse	Owned	115,211
Bombay, NY	Warehouse	Leased	26,000
St. Laurent, Quebec, Canada	Warehouse	Leased	33,000

Total Warehouse			1,349,807

          In addition, the Company's subsidiary, Hush Puppies Retail, Inc., operates retail stores through leases with various third-party landlords. The Company believes that its current facilities are suitable and adequate to meet its anticipated needs for the next twelve months.

Item 3.  Legal Proceedings.

          The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts that have been ascertained and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company's financial condition or future results of operations.

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

Name	Age	Positions held with the Company

Geoffrey B. Bloom	59	Chairman of the Board
John Deem	45	Executive Vice President and President,
		Casual Footwear Group
Steven M. Duffy	48	Executive Vice President and President,
		Global Operations Group
V. Dean Estes	51	Vice President and President,
		Wolverine Footwear Group
Stephen L. Gulis, Jr.	43	Executive Vice President, Chief Financial
		Officer and Treasurer
Blake W. Krueger	47	Executive Vice President, General Counsel
		and Secretary
Thomas P. Mundt	51	Vice President of Strategic Planning and
		Corporate Communications
Timothy J. O'Donovan	55	Chief Executive Officer and President

Nicholas P. Ottenwess	38	Corporate Controller
Robert J. Sedrowski	51	Vice President of Human Resources
James D. Zwiers	33	Associate General Counsel and Assistant
		Secretary

          Geoffrey B. Bloom has served the Company as Chairman of the Board since 1996. From 1996 to 2000 he served the Company as Chief Executive Officer and Chairman of the Board. From 1993 to 1996 he served the Company as President and Chief Executive Officer.

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

          Timothy J. O'Donovan has served the Company as Chief Executive Officer and President since April 2000. From 1996 to April 2000 he served the Company as Chief Operating Officer and President. From 1982 to April 1996 he served the Company as Executive Vice President.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low sales prices on the New York Stock Exchange and dividends declared by calendar quarter for 2000 and 1999. The number of stockholders of record on March 1, 2001, was 1,975.

	2000		1999
	High	Low	High	Low
First quarter	$13 3/8	$ 9	$13 1/2	$8 7/8
Second quarter	13 1/2	10 3/16	14 1/4	9 1/8
Third quarter	12 11/16	9	14	9 7/8
Fourth quarter	17 1/2	8 9/16	12 1/4	9

Cash Dividends Declared Per Share:

	2000	1999
First quarter	$.035	$.03
Second quarter	.035	.03
Third quarter	.035	.03
Fourth quarter	.035	.03

Dividends of $.04 were declared in the first quarter of fiscal 2001.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)
(Thousands of Dollars, Except Per Share Data)

	2000	1999	1998	1997	1996
Summary of Operations
Net sales and other
operating income	$701,291	$665,576	$669,329	$665,125	$511,029
Net earnings	10,690	32,380	41,651	41,539	32,856
Per share of common stock:
Net earnings(2)(3):
Basic	$.26	$.80	$1.00	$1.00	$.81
Diluted	.26	.78	.97	.96	.76
Cash dividends(3)(4)	.14	.12	.11	.09	.07

Financial Position at Year End
Total assets	$494,568	$534,395	$521,478	$449,663	$361,598
Long-term debt	92,194	139,201	161,650	94,264	41,309

Notes to Five-Year Operating and Financial Summary

1.

This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. In particular, see the discussion of the nonrecurring charges in Note 11 to the consolidated financial statements.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Results of Operations--2000 Compared to 1999

          Net sales and other operating income increased 5.4% to $701.3 million in 2000 compared to $665.6 million in 1999. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, the Wolverine Slipper Group and, in 1999, the Russian wholesale business), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the CAT® and Merrell® brands) increased $31.9 million (5.4%) in 2000 compared to 1999. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement operations, reported a $3.8 million (5.1%) increase in net sales and other operating income in 2000 compared to 1999.

          The Casual Footwear Group reported a decrease in net sales and other operating income of $18.5 million (8.9%) in 2000 compared to 1999. The decline was attributable to a decrease in shipments of adult and children's Hush Puppies® classic suede products to department stores in the United States and a reduction in sales to three large retailers in the United Kingdom as a result of the depressed retail activity in that market. This decrease was partially offset by an increase in net sales and other operating income reported by the Wolverine Slipper Group as a result of expanded distribution efforts and new product offerings.

          The Wolverine Footwear Group's net sales and other operating income increased $13.2 million (4.9%) in 2000 compared to 1999. Harley-Davidson® footwear provided the majority of this increase with an expanded distribution network in 2000. Stanley® footgear, a new footwear line for the Company, also contributed to the increase with a marketing arrangement launched with Payless ShoeSource, Inc. near the end of the third quarter of 2000. These increases were partially offset by the Wolverine® and HYTEST® work boot businesses, which reported decreases in net sales and other operating income from 1999, primarily due to retailers reducing seasonal work boot reorders in an effort to manage their inventory levels.

          The Performance Footwear Group reported record net sales and other operating income, reflecting an increase of $37.2 million (32.0%) for 2000 compared to 1999. The Merrell® outdoor footwear business accounted for the increase in net sales and other operating income as a result of strong consumer demand for the brand, new product offerings and expansion of its domestic and international distribution. Partially offsetting this increase was a net sales and other operating income decrease reported by Caterpillar® footwear.

          The Company's other business units reported a combined $3.8 million (5.1%) increase in net sales and other operating income in 2000 compared to 1999. Wolverine Retail reported a $5.2 million increase in net sales and other operating income in 2000 compared to 1999. This increase was partially offset by Wolverine Leathers, which recorded a decrease in net sales and other operating income primarily as a result of a decline in production of Hush Puppies® classic sueded product worldwide. Net sales and other operating income for the Apparel and Accessory Licensing and Wolverine Procurement operations remained flat for 2000 compared to 1999.

          As discussed in Note 11 to the consolidated financial statements, on July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company decided to close five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica, discontinue the production of certain footwear products and related raw material inventories, reduce administrative support services and incur other nonrecurring charges. Accordingly, a nonrecurring, pre-tax charge to earnings of $45.0 million was recorded in 2000, of which $15.0 million was reflected in cost of products sold for inventory write-downs, $29.6 million was recognized in selling and administrative expenses for severance, bad debt, loss on disposal of fixed assets and goodwill impairment, and $0.4 million was recorded in other expenses. These charges resulted in a $0.71 per share reduction of net earnings for 2000. The realignment is expected to result in improved factory efficiencies, reduced factory and corporate overhead, and improved margins as the production of various footwear products shifts to lower cost offshore manufacturing facilities. It is anticipated that a portion of these savings will be reinvested in future product development and marketing initiatives supporting the Company's branded footwear businesses. The realignment activities were primarily completed in the third and fourth quarters of 2000.

          Due to anticipated changes in the Company's overall business model and the decision to modify product mix, certain footwear products were discontinued in connection with the strategic realignment. The Company analyzed raw materials, work in process and finished goods inventories related to these low or non-profitable footwear products and developed a liquidation plan to sell or dispose of inventories that would no longer be sold or used in production.

          The other nonrecurring charges relate primarily to customer charge-backs and other accounts receivable deductions. These amounts were deemed uncollectible as a result of failed customer negotiations and a decision to no longer pursue collection based on staff reductions related to the strategic realignment.

          Transition costs unrelated to the direct production of footwear were incurred in certain facilities that were scheduled to be closed or reconfigured. Such costs included under absorption of overhead in facilities where production lines will be shut down, training costs associated with the reconfiguration of factories and the movement of machinery, equipment and inventory. Transition costs were expensed as incurred.

          During 1999, the Company recorded a nonrecurring, pre-tax charge to earnings of $14.0 million related to the closing of its Russian wholesale footwear business, of which $6.9 million was reflected as a write-down in cost of products sold for inventory, $6.6 million was recognized in selling and administrative expenses for goodwill impairment, bad debt, severance, and other exit costs, and $0.5 million was recorded in other expenses. These charges resulted in a $0.23 per share reduction of earnings for 1999. The closure was completed in 1999.

          The following table summarizes the effect of the 2000 and 1999 nonrecurring charges on reported results for those years (thousands of dollars, except per share data; percentages relate to total net sales and other operating income):

	2000
	Results As Reported		Effect of Nonrecurring Charges	Results Excluding Nonrecurring Charges
Gross Margin	$223,973	31.9%	$15,036	$239,009	34.1%
Selling and administrative expenses	198,953	28.4%	29,589	169,364	24.2%
Other expenses	10,005	1.4%	425	9,580	1.4%
Earnings before income taxes	15,015	2.1%	45,050	60,065	8.6%
Net earnings	10,690	1.5%	29,813	40,503	5.8%

Diluted earnings (loss) per share	$.26		$(.71)	$.97

	1999

Gross Margin	$220,344	33.1%	$6,900	$227,244	34.1%
Selling and administrative expenses	159,749	24.0%	6,600	153,149	23.0%
Other expenses	11,049	1.7%	500	10,549	1.6%
Earnings before income taxes	49,546	7.4%	14,000	63,546	9.6%
Net earnings	32,380	4.9%	9,338	41,718	6.3%

Diluted earnings (loss) per share	$.78		$(.23)	$1.01

          The analysis in this paragraph excludes the nonrecurring charges in 2000 and 1999. Gross margin as a percentage of net sales and other operating income remained flat at 34.1% for both 2000 and 1999. Gross margin dollars increased $11.8 million or 5.2% in 2000 to $239.0 million compared to $227.2 million in 1999. The gross margin percentage for the branded footwear businesses increased to 33.5% in

2000 from 33.0% in 1999. The increase in gross margins for the branded footwear businesses resulted primarily from increased shipments of higher margin Merrell® and Harley-Davidson® products. This increase was partially offset by the strengthening of the U.S. dollar against European and Canadian currencies and additional markdowns taken to reduce inventory levels in 2000. The gross margin percentage for the other business units decreased to 38.5% in 2000 compared to 43.5% in 1999, primarily due to an increase in raw stock prices experienced by Wolverine Leathers and Wolverine Procurement.

          The analysis in this paragraph excludes the nonrecurring charges in 2000 and 1999. Selling and administrative expenses of $169.4 million for 2000 increased $16.3 million (10.6%) from the 1999 level of $153.1 million and, as a percentage of net sales and other operating income, increased to 24.2% in 2000 from 23.0% in 1999. The change in selling and administrative expenses includes increased selling, advertising and administration costs of $12.6 million for Merrell® and Harley-Davidson® and increased depreciation expense of $2.7 million related to recent capital investments in distribution centers and information services.

          Interest expense in 2000 was $10.3 million compared to $11.1 million in 1999. The decrease in interest expense reflected lower average borrowings in 2000 compared to 1999. This decrease was partially offset by a slight increase in interest rates on the Company's revolving credit facility and lower capitalization of interest due to the completion of major capital projects during 1999.

          The Company's 2000 effective income tax rate of 28.8% compared to 34.6% for 1999. The decrease is a result of earnings from certain foreign subsidiaries, which are taxed at lower rates, being a higher percentage of total consolidated net earnings in 2000 and income tax benefits associated with the 2000 nonrecurring charges.

          Net earnings were $10.7 million for 2000 compared to $32.4 million for 1999. Diluted earnings per share were $0.26 for 2000 compared to $0.78 for 1999. Excluding nonrecurring charges, net earnings were $40.5 million for 2000 compared to $41.7 million for 1999 and diluted earnings per share were $0.97 for 2000 compared to $1.01 for 1999.

Results of Operations--1999 Compared to 1998

          Net sales and other operating income decreased 0.6% to $665.6 million in 1999 compared to $669.3 million in 1998. On a combined basis, net sales and other operating income for the Company's branded footwear businesses decreased $5.7 million (1.0%) for 1999 compared to 1998. The Company's other business units reported a $1.9 million (2.7%) increase in net sales and other operating income in 1999 compared to 1998.

          The Casual Footwear Group reported a $49.8 million (19.4%) decline in 1999 net sales and other operating income when compared to 1998. The decline was experienced primarily in The Hush Puppies Company, which reported a net sales and other operating income decrease of $38.9 million in 1999 compared to 1998. This decrease related primarily to a shortfall in the U.S. wholesale operation as a result of a slowdown in the sales of Hush Puppies® classic suede casuals, along with the planned reduction in the specialty store distribution segment of the Hush Puppies U.K. wholesale operation. The closing of the Company's Russian wholesale footwear business accounted for an additional $4.4 million decline.

          The Wolverine Footwear Group reported record net sales and other operating income, reflecting an increase of $15.4 million (6.1%) in 1999 compared to 1998. Harley-Davidson® footwear, which began operations late in the third quarter of 1998, contributed a majority of this increase. The Bates® footwear division, including shipments to the United States Department of Defense, recognized a decrease in net sales and other operating income from the prior year as a result of a slowdown in draw orders against contracts. The work boot business, comprised of Wolverine® Boots and Shoes and HYTEST® Boots and Shoes, reported a slight increase in net sales and other operating income over the 1998 level.

          The Performance Footwear Group continued its strong growth, reflecting an increase in net sales and other operating income of $28.8 million (32.7%) for 1999 over 1998. The Merrell® outdoor footwear business accounted for the increase as this business offered new products and expanded its retail distribution channels.

          Within the Company's other business units, Wolverine Leathers and Wolverine Procurement accounted for substantially all of the $1.9 million increase in net sales and other operating income in 1999 over 1998. Wolverine Retail and Apparel and Accessory Licensing reported flat net sales and other operating income in 1999 compared to 1998.

          The analysis in this paragraph excludes the nonrecurring charge in 1999 related to the closing of the Company's Russian wholesale footwear business. Gross margin as a percentage of net sales and other operating income was 34.1% in 1999 compared to the prior year's level of 33.7%. Gross margin dollars increased $1.6 million or 0.7% in 1999 to $227.2 million compared to $225.6 million in 1998. The gross margin percentage for the branded footwear businesses increased to 33.0% in 1999 from 32.8% in 1998. Gross margins for the branded footwear businesses were favorably affected by the performance of the Wolverine Footwear and Performance Footwear Groups as their respective brands carry higher initial margins. The gross margin percentage for the other business units increased to 43.5% for 1999 compared to 41.5% for 1998, which resulted primarily from higher margin achievement from Wolverine Leathers and Wolverine Procurement.

          The analysis in this paragraph excludes the nonrecurring charge in 1999 related to the closing of the Company's Russian wholesale footwear business. Selling and administrative expenses of $153.1 million for 1999 decreased $3.3 million (2.1%) from the 1998 level of $156.4 million. As a percentage of net sales and other operating income, these expenses decreased to 23.0% in 1999 from 23.4% in 1998. The change in selling and administrative expenses includes increased depreciation expense of $1.5 million related to investments in warehousing infrastructure and information services and $4.7 million in employee benefits, that were offset by $9.5 million of cost reductions in travel, payroll and other selling and administrative expenses.

          Interest expense of $11.1 million was $2.6 million greater in 1999 than the 1998 level of $8.4 million. The increase in interest expense reflected a full year of additional borrowings on the Company's revolving credit facility for the repurchase of 2.2 million shares of the Company's common stock during the last half of 1998, increased borrowings to support investments in working capital and lower capitalization of interest due to the completion of capital projects during 1999.

          The 1999 effective income tax rate of 34.6% increased from 32.6% in 1998 primarily as a result of earnings from certain foreign subsidiaries, which are taxed generally at lower rates, being a smaller percentage of total consolidated net earnings and other 1999 tax adjustments.

          Net earnings for 1999 were $32.4 million compared to net earnings of $41.7 million reported in 1998. Diluted earnings per share for 1999 were $0.78 compared to $0.97 in 1998. Excluding the 1999 nonrecurring charge, net earnings would have been $41.7 million or $1.01 diluted earnings per share in 1999.

Liquidity and Capital Resources

          Net cash provided by operating activities was $71.0 million in 2000 compared to $47.2 million in 1999. Cash of $14.5 million was provided by reductions in working capital in 2000, whereas $23.4 million was used to fund working capital requirements in 1999, a net improvement of $37.9 million. Accounts receivable of $162.0 million at December 30, 2000 reflected an $8.7 million (5.1%) decrease from the $170.7 million balance at January 1, 2000. Inventories of $144.2 million at December 30, 2000 decreased $23.8 million (14.2%) from $168.0 million at January 1, 2000. The decline in accounts receivable and inventories was the result of a focused asset reduction program initiated at the beginning of 2000 and reductions associated with the nonrecurring charges. Other accrued liabilities of $27.9 million at December 30, 2000 reflected a $4.1 million (17.3%) increase from the $23.8 million balance at January 1, 2000. The increase in other accrued liabilities was primarily attributable to nonrecurring charges associated with the strategic realignment.

          Additions to property, plant and equipment were $12.0 million in 2000 compared to $19.4 million in 1999. The majority of the Company's legacy information system replacement was completed prior to 2000, which accounts for the decrease in property, plant and equipment additions. Depreciation and amortization expense of $17.7 million in 2000 compares to $14.9 million in 1999. The increase in depreciation resulted from the capital investments noted above.

          In addition to a $6.7 million short-term loan maintained by the Company's Canadian subsidiary, the Company maintains commercial letter-of-credit facilities of $66.8 million, of which $27.0 million and $30.4 million were outstanding at the end of 2000 and 1999, respectively. Long-term debt, including current maturities, of $92.2 million at the end of 2000 decreased $47.0 million from the $139.2 million balance at the end of 1999. The decrease in debt was the result of improved operating cash flows that provided funds to pay down amounts borrowed.

          Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase shareholder value. Total cumulative common shares repurchased under the program were 25,900 as of December 30, 2000. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

          The Company has long-term revolving credit facilities of $175.5 million expiring in October 2001. The Company is currently negotiating the renewal of its existing credit facilities to ensure that proper credit remains available for future growth. The revolving credit facilities are used to support working capital requirements. Proceeds from credit facilities and anticipated renewals along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and repurchase the Company's common stock.

          The Company declared dividends of $5.8 million in 2000, or $0.14 per share, which reflected a 16.7% increase over the $4.9 million, or $0.12 per share, declared in 1999. Additionally, shares issued under stock incentive plans provided cash of $0.2 million in 2000 compared to $1.4 million during 1999.

          The current ratio was 6.0 to 1.0 at year-end 2000 compared to 7.2 to 1.0 at year-end 1999. The Company's total debt to total capital ratio decreased to .22 to 1.0 in 2000 from .30 to 1.0 in 1999.

Market Risk

          The Company has assets, liabilities and inventory purchase commitments outside the United States that are subject to fluctuations in foreign currency exchange rates. A substantial portion of inventory sourced from foreign countries is purchased in U.S. dollars and accordingly is not subject to exchange rate fluctuations. Similarly, revenues from products sold in foreign countries under licensing and distribution arrangements are denominated in U.S. dollars. As a result, the Company engages in forward foreign exchange and other similar contracts to reduce its economic exposure to changes in exchange rates on a limited basis because the associated risk is not considered significant. Since a limited number of hedging instruments were in place as of January 1, 2001, the adoption of Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a material effect on the Company's consolidated financial position or results of operations.

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

          The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest swap or similar hedging arrangements to fix interest rates, but in 1998 entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

          The following table provides principal cash flows and related interest rates of the Company's short- and long-term debt by fiscal year of maturity. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted average rates of the portfolio at the respective consolidated balance sheet dates.

							2000		1999
	2001	2002	2003	2004	2005	There- after	Total	Fair Value	Total	Fair Value
	(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed Rate Average Interest Rate	$4.3 7.8%	$15.0 6.9%	$15.0 6.9%	$15.0 6.9%	$10.7 6.5%	$32.1 6.5%	$92.1 6.7%	$92.3	$96.8 6.8%	$98.0

Variable Rate Average Interest Rate									$40.0 6.5%	$40.0

Denominated in Canadian Dollars:
Variable Rate Average Interest Rate	$0.9 7.4%						$0.9 7.4%	$0.9

Denominated in British Sterling
Variable Rate Average Interest Rate									$2.5 5.2%	$2.5

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Forward-Looking Statements

          This Item 7 and other sections of this Form 10-K may contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation those related to: expected economic returns, product design strength, orders, and shipments; future sales, earnings, margins, product development, and marketing investments; projected 2001 operating results; timing and amount of the beneficial impact and charges relating to the sourcing and factory realignment; anticipated product introductions or brand extensions; continued repurchases under the common stock repurchase program; sufficiency of credit facilities; expected use of excess cash flow; liquidity; capital resources; and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the current slowdown in the U.S. economy; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; changes in business strategy or development plans; the ability to attract and retain qualified personnel; loss of significant customers; dependence on international distributors and licensees and the Company's ability to meet at-once orders. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the caption "Wolverine's Board of Directors" and under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 16, 2001, is incorporated herein by reference. The information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.  Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheading "Compensation of Directors," under the caption "Related Matters" under the subheading "Compensation Committee Interlocks and Insider Participation," and under the captions "Executive Compensation" and "Employment Agreements and Termination of Employment and Change in Control Arrangements" in the definitive Proxy Statement of the Company dated March 16, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company dated March 16, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the caption "Wolverine's Board of Directors" under the subheading "Compensation of Directors" and under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 16, 2001, are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 14(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

•	Notes to Consolidated Financial Statements as of December 30, 2000.

•	Report of Independent Auditors.

          Item 14(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and qualifying accounts.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 14(a)(3).  Exhibits.

          The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.3	Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997.

4.4

Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

4.5	Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes.

4.6

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

4.8

Amendment No. 2 dated as of March 5, 1999, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. Here incorporated by reference.

4.9

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4, 4.5 and 4.6 above. The amount of none of these classes of debt outstanding on March 24, 2001, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.2	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.3	Amended and Restated Directors Stock Option Plan.*

10.4	Employees Pension Plan.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.5

Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

10.6

1994 Directors' Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed on August 24, 1994, Registration No. 33-55213. Here incorporated by reference.

10.7	Amended and Restated Stock Option Loan Program.*

10.8

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.8.

10.9	Amended and Restated Supplemental Executive Retirement Plan.* A participant schedule is attached to the Plan.

10.10	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.11	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer.

10.12	Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.*

10.13	Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

10.14

1984 Executive Incentive Stock Purchase Plan, and amendment.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed August 6, 1984, Registration No. 2-92600. Here incorporated by reference.

10.15

1997 Stock Incentive Plan.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.16

Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.17

Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.18

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

10.19

Stock Incentive Plan of 2001.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 26, 2001. Here incorporated by reference.

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

          Item 14(b).          Reports on Form 8-K.

          A report on Form 8-K was filed in the fourth quarter of the fiscal year ended December 30, 2000.

Date Filed	Items Reported	Financial Statements
October 4, 2000	Item 5	None

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated March 30, 2001	By:	/s/Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/Geoffrey B. Bloom Geoffrey B. Bloom	Chairman of the Board of Directors	March 30, 2001

*/s/Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer, President and Director	March 30, 2001

/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2001

*/s/Daniel T. Carroll Daniel T. Carroll	Director	March 30, 2001

*/s/Donald V. Fites Donald V. Fites	Director	March 30, 2001

*/s/Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 30, 2001

*/s/David T. Kollat David T. Kollat	Director	March 30, 2001

*/s/Phillip D. Matthews Phillip D. Matthews	Director	March 30, 2001

*/s/David P. Mehney David P. Mehney	Director	March 30, 2001

*/s/Joseph A. Parini Joseph A. Parini	Director	March 30, 2001

*/s/Joan Parker Joan Parker	Director	March 30, 2001

*/s/Elizabeth A. Sanders Elizabeth A. Sanders	Director	March 30, 2001

*/s/Paul D. Schrage Paul D. Schrage	Director	March 30, 2001

*by/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact

APPENDIX A

Wolverine World Wide, Inc.

Consolidated Balance Sheets

	As of Fiscal Year End
	2000	1999
Assets	(Thousands of Dollars)
Current assets:
Cash and cash equivalents	$8,434	$1,446
Accounts receivable, less allowances (2000 -- $6,147; 1999 -- $7,700)	161,957	170,732
Inventories:
Finished products	114,855	128,458
Raw materials and work-in-process	29,337	39,553
	144,192	168,011
Refundable income taxes		1,302
Deferred income taxes	4,032	3,377
Other current assets	6,471	4,433
Total current assets	325,086	349,301

Property, plant and equipment:
Land	1,105	1,177
Buildings and improvements	63,286	64,848
Machinery and equipment	119,828	117,524
Software	32,524	29,217
	216,743	212,766
Less accumulated depreciation	114,078	96,483
	102,665	116,283
Other assets:
Goodwill and other intangibles, less accumulated amortization
(2000 -- $4,545; 1999 -- $3,565)	14,328	16,178
Cash value of life insurance	18,307	16,443
Prepaid pension costs	20,376	19,099
Assets held for exchange	6,881	7,706
Notes receivable	3,580	4,736
Other	3,345	4,649
	66,817	68,811
Total assets	$494,568	$534,395

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$896	$148
Accounts payable	20,907	20,252
Salaries, wages and other compensation	8,444	7,992
Income taxes	1,508
Taxes, other than income taxes	3,281	2,368
Other accrued expenses	14,652	13,409
Current maturities of long-term debt	4,316	4,370
Total current liabilities	54,004	48,539

Long-term debt, less current maturities	87,878	134,831
Deferred compensation	6,017	6,076
Deferred income taxes	9,431	12,844

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares;
issued, including treasury shares: 2000 -- 44,785,009 shares;
1999 -- 44,426,322 shares	44,785	44,426
Additional paid-in capital	79,633	76,752
Retained earnings	260,158	255,265
Accumulated other comprehensive loss	(2,532)	(614)
Unearned compensation	(5,921)	(5,974)
Cost of shares in treasury: 2000 -- 3,232,172 shares; 1999 -- 3,125,952 shares	(38,885)	(37,750)
Total stockholders' equity	337,238	332,105
Total liabilities and stockholders' equity	$494,568	$534,395

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Fiscal Year
	2000	1999	1998
	(Thousands of Dollars)
Common Stock
Balance at beginning of the year	$44,426	$43,832	$43,311
Common stock issued under stock incentive
plans (2000 -- 358,687 shares;
1999 -- 594,252 shares; 1998 -- 521,352 shares)	359	594	521
Balance at end of the year	44,785	44,426	43,832

Additional Paid-In Capital
Balance at beginning of the year	76,752	72,825	64,912
Proceeds over par value and income tax benefits
associated with common stock issued under
stock incentive plans	2,881	3,927	7,913
Balance at end of the year	79,633	76,752	72,825

Retained Earnings
Balance at beginning of the year	255,265	227,829	190,799
Net earnings	10,690	32,380	41,651
Cash dividends (2000 -- $.14 per share;
1999 -- $.12 per share; 1998 -- $.11 per share)	(5,797)	(4,944)	(4,621)
Balance at end of the year	260,158	255,265	227,829

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	(614)	(1,014)	(68)
Foreign currency translation adjustments	(1,918)	400	(946)
Balance at end of the year	(2,532)	(614)	(1,014)

Unearned Compensation
Balance at beginning of the year	(5,974)	(5,999)	(4,285)
Awards under stock incentive plans	(3,027)	(3,094)	(4,383)
Compensation expense	3,080	3,119	2,669
Balance at end of the year	(5,921)	(5,974)	(5,999)

Cost of Shares in Treasury
Balance at beginning of the year	(37,750)	(37,153)	(12,239)
Common stock purchased for treasury
(2000 -- 106,220 shares; 1999 -- 58,775 shares;
1998 -- 2,309,064 shares)	(1,135)	(597)	(24,914)
Balance at end of the year	(38,885)	(37,750)	(37,153)
Total stockholders' equity at end of the year	$337,238	$332,105	$300,320

Comprehensive Income
Net earnings	$10,690	$32,380	$41,651
Foreign currency translation adjustments	(1,918)	400	(946)
Total comprehensive income	$8,772	$32,780	$40,705

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Operations

	Fiscal Year
	2000	1999	1998
	(Thousands of Dollars, Except Per Share Data)

Net sales and other operating income	$701,291	$665,576	$669,329

Cost and expenses:
Cost of products sold	477,318	445,232	443,727
Selling and administrative expenses	198,953	159,749	156,402
Interest expense	10,281	11,074	8,449
Interest income	(372)	(728)	(1,170)
Other expenses -- net	96	703	113
	686,276	616,030	607,521
Earnings before income taxes	15,015	49,546	61,808

Income taxes	4,325	17,166	20,157
Net earnings	$10,690	$32,380	$41,651

Net earnings per share:
Basic	$.26	$.80	$1.00
Diluted	.26	.78	.97

See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year
	2000	1999	1998
	(Thousands of Dollars)
Operating Activities
Net earnings	$10,690	$32,380	$41,651
Adjustments necessary to reconcile net earnings
to net cash provided by (used in) operating activities:
Nonrecurring charges	45,050	14,000
Depreciation	16,495	13,763	11,606
Amortization	1,200	1,118	1,430
Deferred income taxes (credit)	(4,068)	9,597	547
Other	(3,483)	(292)	(5,025)
Changes in operating assets and liabilities:
Accounts receivable	2,175	(20,822)	(21,322)
Inventories	11,678	(7,872)	(17,043)
Other operating assets	3,632	3,774	1,657
Accounts payable	655	2,388	(9,384)
Other operating liabilities	(13,055)	(820)	(8,588)
Net cash provided by (used in) operating activities	70,969	47,214	(4,471)

Investing Activities
Additions to property, plant and equipment	(11,978)	(19,447)	(32,376)
Proceeds from the sale of property, plant and equipment	707
Other	268	437	(1,348)
Net cash used in investing activities	(11,003)	(19,010)	(33,724)

Financing Activities
Proceeds from short-term borrowings	3,797	1,080	12,739
Payments of short-term debt	(3,049)	(7,478)	(9,444)
Proceeds from long-term borrowings	120,812	72,622	180,089
Payments of long-term debt	(167,819)	(95,071)	(116,814)
Deferred financing and interest costs			(2,456)
Cash dividends	(5,797)	(4,944)	(4,621)
Purchase of common stock for treasury	(1,135)	(597)	(24,914)
Proceeds from shares issued under stock incentive plans	213	1,427	4,051
Net cash provided by (used in) financing activities	(52,978)	(32,961)	38,630
Increase (decrease) in cash and cash equivalents	6,988	(4,757)	435

Cash and cash equivalents at beginning of the year	1,446	6,203	5,768
Cash and cash equivalents at end of the year	$8,434	$1,446	$6,203

Other Cash Flow Information
Interest paid	$10,182	$11,619	$9,596
Net income taxes paid (refund)	1,280	(186)	10,751

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

Fiscal Year
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended December 30, 2000, January 1, 2000 and January 2, 1999.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products utilizing the Company's trademarks and brand names is recognized based on stated contractual arrangements.

Shipping and Handling Costs
Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of products sold in the consolidated statements of operations.

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

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements; from three to ten years for machinery and equipment; and from three to ten years for software.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and is amortized using the straight-line method over periods ranging up to fifteen years. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods ranging from four to fifteen years. The Company reviews the carrying amounts of goodwill and other intangible assets annually to determine if they may be impaired. If the carrying amounts of these assets are not recoverable based upon an undiscounted cash flow analysis, they are reduced by the estimated shortfall of cash flows to fair value.

Advertising Costs
Advertising costs are expensed as incurred and totaled $27,514,000 in 2000, $21,889,000 in 1999 and $29,673,000 in 1998.

Income Taxes
The provision for income taxes is based on the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense (credit) is measured by the net change in deferred income tax assets and liabilities during the year.

Earnings Per Share
Basic earnings per share is computed based on weighted average shares of common stock outstanding during each year after adjustment for nonvested common stock issued under stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2000	1999	1998

Weighted average shares outstanding during the year	41,517,846	41,146,525	42,218,378
Adjustment for nonvested common stock	(911,412)	(843,849)	(697,962)
Denominator for basic earnings per share	40,606,434	40,302,676	41,520,416
Effect of dilutive stock options	277,316	339,909	733,195
Adjustment for nonvested common stock	911,412	843,849	697,962
Denominator for diluted earnings per share	41,795,162	41,486,434	42,951,573

Options to purchase 2,313,464 shares of common stock in 2000, 1,651,494 shares in 1999 and 989,662 shares in 1998 have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market price for the period and, therefore, were antidilutive.

Financial Instruments and Risk Management
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair value of these

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

financial instruments approximates their carrying amounts at December 30, 2000, January 1, 2000 and January 2, 1999. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company periodically enters into foreign exchange contracts in anticipation of future changes in foreign exchange rates and to hedge against foreign currency fluctuations on third-party and intercompany transactions. At December 30, 2000, foreign exchange contracts totaling $6,686,000 were outstanding to purchase various currencies (principally U.S. dollars and euros) with maturities ranging up to 180 days.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the Company in 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company does not currently engage in significant hedging activities that require the use of derivative instruments, and as a result, the adoption of SFAS No. 133 will not have a material effect on its consolidated financial position or future results of operations.

The Company does not require collateral or other security on trade accounts receivable.

Comprehensive Income
Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Reclassifications
Certain amounts previously reported in 1999 and 1998 have been reclassified to conform with the presentation used in 2000.

2. Inventories

Inventories of $110,986,000 at December 30, 2000 and $131,711,000 at January 1, 2000 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $11,743,000 and $11,219,000 higher than reported at December 30, 2000 and January 1, 2000, respectively.

3. Debt

Notes payable consist of unsecured short-term line-of-credit borrowings of the Company's Canadian subsidiary. The line-of-credit allows for maximum borrowings of $6,670,000 and bears interest of up to 1% over the foreign bank base rate (7.4% and 7.5% at December 30, 2000 and January 1, 2000, respectively).

The Company also has commercial letter-of-credit facilities that allow for total borrowings up to $66,821,000 at December 30, 2000 ($69,055,000 at January 1, 2000). Amounts committed under these facilities totaled $27,024,000 and $30,446,000 at December 30, 2000 and January 1, 2000, respectively.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Long-term debt consists of the following obligations:

	2000	1999
	(Thousands of Dollars)
6.5% senior notes payable	$75,000	$75,000
7.81% senior notes payable to insurance companies	17,143	21,429
Revolving credit obligations		42,453
Other	51	319
	92,194	139,201
Less current maturities	4,316	4,370
	$87,878	$134,831

The 6.5% senior notes payable require payments of interest only through December 2002, at which time annual principal payments of $10,714,000 become due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of $2,200,000. This prepayment is being amortized over the term of the notes using the effective interest method.

The 7.81% senior notes payable to insurance companies require equal annual principal payments of $4,285,000 through 2003, with the balance due on August 15, 2004.

The Company has domestic and foreign long-term revolving credit agreements that allow for borrowings up to $175,456,000 ($176,449,000 in 1999), of which $10,456,000 pertains to the Company's United Kingdom subsidiary. The agreements require that interest be paid at variable rates based on both LIBOR and the domestic prime rate. There were no borrowings outstanding under the revolving credit agreements at December 30, 2000, and the weighted average interest rate of outstanding borrowings at January 1, 2000 was 5.5%. The domestic and foreign revolving credit facilities expire in October 2001.

The long-term loan agreements contain restrictive covenants, which, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 30, 2000, unrestricted retained earnings were $72,211,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 2001 are as follows: 2002--$14,999,000; 2003 -- $14,999,000; 2004 -- $15,002,000; 2005 -- $10,714,000.

Interest costs of $286,000 in 2000, $563,000 in 1999 and $1,145,000 in 1998 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements, which expire at various dates through 2012. At December 30, 2000, minimum rental payments due under all noncancelable leases are as follows: 2001-- $6,656,000; 2002-- $5,233,000; 2003-- $4,404,000; 2004-- $3,541,000; 2005-- $2,926,000; thereafter --  $11,401,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $10,845,000 in 2000, $10,249,000 in 1999 and $9,085,000 in 1998.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

5. Capital Stock

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

In the event the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, right holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by a 15% stockholder or the activities of an adverse person (as defined). The Company may redeem the rights for $.01 each at any time prior to a person being designated as an adverse person or fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 7, 2007. The Board of Directors can elect to exclude certain transactions from triggering the exercise of preferred stock rights and other actions under the plan.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted are exercisable over ten years and vest over various periods. All unexercised options are available for future grants upon their cancellation.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

A summary of the transactions under the stock option plans is as follows:

	Shares Under Options	Weighted- Average Option Price
Outstanding at January 3, 1998	2,181,441	$13.65
Granted	1,171,967	18.88
Exercised	(328,899)	20.65
Cancelled	(626,058)	25.48
Outstanding at January 2, 1999	2,398,451	14.82
Granted	967,592	9.94
Exercised	(264,334)	10.33
Cancelled	(60,708)	13.62
Outstanding at January 1, 2000	3,041,001	13.95
Granted	857,709	11.05
Exercised	(78,394)	11.80
Cancelled	(69,651)	13.32
Outstanding at December 30, 2000	3,750,665	$13.49

Shares available for grant under the stock option plans were 825,884 at December 30, 2000 and 1,894,747 at January 1, 2000.

The weighted-average grant-date fair value was $4.84 in 2000, $4.13 in 1999 and $7.37 in 1998 for stock options granted.

The exercise prices of options outstanding at December 30, 2000 range from $1.85 to $30.56. A summary of stock options outstanding at December 30, 2000 by range of option price is as follows:

			Weighted-Average
	Number of Options		Option Price		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Contractual Life

Less than $10	1,189,394	844,793	$8.59	$8.15	6.3 years
$10 to $20	1,942,933	1,285,602	12.52	12.92	7.7 years
Greater than $20	618,338	581,463	25.72	25.58	5.9 years
	3,750,665	2,711,858	$13.49	$14.09	7.0 years

The number of options exercisable at January 1, 2000 and January 2, 1999 totaled 2,066,411 and 1,614,838, respectively.

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

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1% (5.3% in 1999 and 5% in 1998); dividend yield of 0.5%; expected market price volatility factor of 0.495 (0.47 in 1999 and 0.46 in 1998); and an expected option life of four years.

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

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows:

	2000	1999	1998
	(Thousands of Dollars, Except Per Share Data)

Pro forma net earnings	$6,459	$28,750	$39,130
Pro forma net earnings per share:
Basic	$.16	$.71	$.94
Diluted	.16	.70	.91

The Company also has nonvested stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 286,890 in 2000, 340,665 in 1999 and 195,625 in 1998 were awarded under these plans. The weighted-average award-date fair value was $10.95 in 2000, $10.02 in 1999 and $27.67 in 1998 for the shares awarded. There were no shares cancelled in 2000 and rights were cancelled to 11,956 shares in 1999 and 4,000 shares in 1998. Any future shares awarded reduce the number of shares identified as available for future grants in the stock option table. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

6. Retirement Plans

The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employees' years of service and final average earnings (as defined), while the other plans provide benefits

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company has a Supplemental Executive Retirement Plan for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined). Under the plan, the employees are eligible for reduced benefits upon early retirement. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $18,005,000 at December 30, 2000 and $16,100,000 at January 1, 2000 that are intended to fund deferred compensation benefits under the Supplemental Executive Retirement Plan and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,570,000 in 2000 and $1,500,000 in 1999 and 1998.

The following summarizes the status of and changes in the Company's pension assets and related obligations for its defined benefit pension plans:

	September 30
	2000	1999
	(Thousands of Dollars)
Pension assets at fair value, including underfunded plan amounts of
$491 in 2000 and $6,788 in 1999	$134,815	$120,110
Projected benefit obligation on services rendered to date for funded defined benefit plans, including underfunded plan amounts of
$853 in 2000 and $7,114 in 1999	(94,300)	(85,777)
Net pension assets of funded defined benefit plans	40,515	34,333
Projected benefit obligation on services rendered to date for unfunded
supplemental employee retirement plans	(10,530)	(12,713)
Net pension assets	29,985	21,620
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of
supplemental employee retirement plans	6,584	5,607
Net pension and nonqualified trust assets	$36,569	$27,227

Components of net pension assets:
Prepaid pension costs	$19,454	$18,934
Unrecognized amounts, net of amortization:
Transition assets	53	80
Prior service costs	(5,667)	(7,384)
Net experience gains	16,145	9,990
Net pension assets	29,985	21,620
Nonqualified trust assets	6,584	5,607
Net pension and nonqualified trust assets	$36,569	$27,227

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

	September 30
	2000	1999
	(Thousands of Dollars)
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$120,110	$107,478
Actual net investment income	19,255	17,062
Company contributions	1,008	528
Benefits paid to plan participants	(5,558)	(4,958)
Fair value of pension assets at end of the year	$134,815	$120,110

Components of prepaid pension costs (liability):
For overfunded plans	$29,205	$25,728
For underfunded plans	(9,751)	(6,794)
Prepaid pension costs	$19,454	$18,934

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$98,490	$100,322
Service cost pertaining to benefits earned during the year	4,459	4,571
Interest cost on projected benefit obligations	7,841	7,186
Effect of changes in actuarial assumptions	339	553
Actuarial gains	(3,275)	(9,184)
Curtailment gain	(667)
Special termination benefits	3,201
Benefits paid to plan participants	(5,558)	(4,958)
Projected benefit obligations at end of the year	$104,830	$98,490

The following is a summary of net pension income (expense) recognized by the Company:
	2000	1999	1998
	(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(4,459)	$(4,571)	$(4,249)
Interest cost on projected benefit obligations	(7,841)	(7,186)	(6,221)
Expected return on pension assets	12,526	11,944	11,409
Net amortization	1,544	3,078	3,926
Curtailment gain	667
Special termination benefits	(3,201)
Net pension income (expense)	$(764)	$3,265	$4,865

In connection with the realignment of its manufacturing operations described in Note 11, certain of the Company's pension plans were amended to provide early retirement benefits. Special termination benefit costs of $3,201,000 and a curtailment gain of $667,000 were recorded as a result of these changes in scheduled benefits.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.1% and 4.5%, respectively, in 2000 and 8% and 4.5%, respectively, in 1999. The expected long-term return on plan assets was 10% in each year.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Plan assets were invested in listed equity securities (79%), fixed income funds (16%) and short-term and other investments (5%). Equity securities include 788,512 shares of the Company's common stock with a fair value of $7,343,000 at September 30, 2000. Dividends paid on these shares of the Company's common stock were not significant.

7. Income Taxes

The provisions for income taxes consist of the following:

	2000	1999	1998
	(Thousands of Dollars)
Currently payable:
Federal	$7,463	$5,645	$16,248
State and foreign	930	1,924	3,362
Deferred (credit)	(4,068)	9,597	547
	$4,325	$17,166	$20,157

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2000	1999	1998
	(Thousands of Dollars)
Income taxes at statutory rate	$5,255	$17,341	$21,633
State income taxes, net of federal income tax reduction	(20)	667	899
Nontaxable earnings of Puerto Rican subsidiary
and foreign affiliates	(1,916)	(1,729)	(2,211)
Foreign earnings taxed at rates differing from U.S.
statutory rate	163	220	77
Other	843	667	(241)
	$4,325	$17,166	$20,157

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2000 and 1999 are as follows:

	2000	1999
	(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$991	$1,030
Deferred compensation accruals	2,590	1,765
Other amounts not deductible until paid	5,120	4,845
Total deferred income tax assets	8,701	7,640

Deferred income tax liabilities:
Tax over book depreciation	(6,867)	(9,221)
Prepaid pension costs	(6,170)	(6,845)
Unremitted earnings of Puerto Rican subsidiary	(918)	(839)
Other	(145)	(202)
Total deferred income tax liabilities	(14,100)	(17,107)
Net deferred income tax liabilities	$(5,399)	$(9,467)

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

The Company has provided for all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided as such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed approximate $9,909,000 at December 30, 2000 and $9,064,000 at January 1, 2000.

8. Litigation and Contingencies

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

9. Business Segments

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

The other business units in the following tables consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 58 domestic retail stores at December 30, 2000 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear and other business segments are the same as disclosed in Note 1.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Business segment information is as follows:

	2000
	(Thousands of Dollars)
	Branded Footwear	Other Businesses	Corporate	Consolidated
Net sales and other operating income
from external customers	$622,829	$78,462		$701,291
Intersegment sales	17,617	5,503		23,120
Interest expense (net)	13,561	1,296	$(4,948)	9,909
Depreciation expense	7,106	2,141	7,248	16,495
Nonrecurring charges	45,050			45,050
Earnings (loss) before income taxes	9,918	7,555	(2,458)	15,015
Assets	346,235	37,546	110,787	494,568
Additions to property, plant and equipment	3,156	5,062	3,760	11,978

	1999
Net sales and other operating income
from external customers	$590,906	$74,670		$665,576
Intersegment sales	16,567	5,563		22,130
Interest expense (net)	13,736	1,539	$(4,929)	10,346
Depreciation expense	7,524	1,459	4,780	13,763
Nonrecurring charge	14,000			14,000
Earnings (loss) before income taxes	39,423	11,210	(1,087)	49,546
Assets	391,447	34,038	108,910	534,395
Additions to property, plant and equipment	4,967	1,684	12,796	19,447

	1998
Net sales and other operating income
from external customers	$596,593	$72,736		$669,329
Intersegment sales	18,417	8,323		26,740
Interest expense (net)	12,728	1,558	$(7,007)	7,279
Depreciation expense	6,787	2,083	2,736	11,606
Earnings (loss) before income taxes	53,086	8,991	(269)	61,808
Assets	385,262	33,178	103,038	521,478
Additions to property, plant and equipment	17,160	2,179	13,037	32,376

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

Geographic information, based on shipping destination, related to net sales and other operating income included in the consolidated statements of operations is as follows:

	2000	1999	1998
	(Thousands of Dollars)
United States	$598,115	$564,374	$568,730
Foreign countries:
Europe	54,555	60,274	60,571
Canada	30,766	25,698	19,384
Central and South America	7,852	8,347	8,211
Asia	7,274	5,029	4,271
Middle East and Russia	2,729	1,854	8,162
	103,176	101,202	100,599
	$701,291	$665,576	$669,329

The Company's long-lived assets (primarily intangible assets and property, plant and equipment) summarized between domestic and foreign locations are as follows:

	2000	1999	1998
	(Thousands of Dollars)
United States	$157,291	$165,203	$157,152
Foreign countries	12,191	19,891	23,348

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated net sales and other operating income.

No product groups, other than footwear, account for more than 10% of consolidated net sales and other operating income. Revenues derived from the sale and licensing of footwear account for over 90% of net sales and other operating income in 2000, 1999 and 1998.

Approximately 13.8% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2004.

10. Quarterly Results of Operations (unaudited)

The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter.

The Company's unaudited quarterly results of operations are as follows:

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of Dollars, Except Per Share Data)
Net sales and other operating income	$147,370	$140,558	$175,529	$237,834
Gross margin	48,893	48,198	47,033	79,849
Net earnings (loss)	4,795	7,595	(15,480)	13,780
Net earnings (loss) per share:
Basic	$.12	$.19	$(.38)	$.33
Diluted	.12	.18	(.37)	.33

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

	1999

Net sales and other operating income	$136,193	$131,444	$170,482	$227,457
Gross margin	44,849	39,265	54,019	82,211
Net earnings (loss)	3,603	(2,712)	11,521	19,968
Net earnings (loss) per share:
Basic	$.09	$(.07)	$.29	$.49
Diluted	.09	(.07)	.28	.48

As discussed in Note 11, the third and fourth quarters of 2000 were adversely affected by realignment and other nonrecurring charges totaling $0.71 per share. In addition, the second quarter of 1999 includes a charge totaling $0.23 per share related to the closing of the Company's Russian wholesale footwear business.

Adjustments in the fourth quarter primarily relating to inventories resulted in a decrease in net earnings of $685,000 ($0.02 per share) in 2000 and an increase in net earnings of $2,188,000 ($0.05 per share) in 1999.

11. Nonrecurring Charges

On July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company decided to close five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other nonrecurring expenses. Workforce reductions totaling 1,391 employees are expected to occur in the areas of manufacturing (1,272), general management (28) and administrative support (91). The realignment activities were primarily completed in the third and fourth quarters of 2000 with the balance to be completed in the first half of 2001.

The following table summarizes the sourcing realignment, impairment and other nonrecurring pre-tax charges recorded in the consolidated statement of operations for 2000 (thousands of dollars):

Sourcing realignment charges:
Severance and related costs	$11,723
Inventories	12,141
Other exit costs	4,263
28,127
Impairment charges:
Property, plant and equipment	8,126
Goodwill	1,077
9,203

Other nonrecurring charges	7,720
$45,050

Severance and related costs associated with the sourcing realignment include involuntary and voluntary employee termination expenses. Inventory charges represent the write-down to net realizable value of raw

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (cont.)

materials that will no longer be used in production and certain finished footwear products that will be discontinued as part of the realignment plan. Other exit costs primarily represent expenses required under contractual arrangements that are expected to be incurred after the manufacturing facilities cease operations through their estimated disposal dates.

Impairment charges consist of write-downs of property, plant and equipment to their fair values less costs to sell, close and reconfigure manufacturing facilities, and the write-off of goodwill previously recorded in connection with the purchase of the manufacturing assets located in the Company's Costa Rican operation.

Other nonrecurring charges pertain to one-time costs that were expensed as incurred and consist primarily of the write-off of amounts for customer chargebacks and other deductions that the Company previously expected to collect, but will no longer pursue.

Within the consolidated statements of operations for 2000, cost of products sold, selling and administrative expenses and other expenses include $15,036,000, $29,589,000 and $425,000, respectively, for the sourcing realignment and other nonrecurring charges. These charges resulted in a $0.71 per share reduction of net earnings. The Company expects no significant additional charges to be incurred to complete the sourcing realignment and other ancillary activities.

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment at December 30, 2000 and for the fiscal year then ended (thousands of dollars):

	Severance and Related Costs	Inventories	Other Exit Costs	Total

Amounts recognized as charges in the consolidated statement of operations	$11,723	$12,141	$4,263	$28,127
Disposal of inventories		(11,024)		(11,024)
Payments	(5,720)		(1,871)	(7,591)
Balance at December 30, 2000	$6,003	$1,117	$2,392	$9,512

Workforce terminations totaling 1,018 employees occurred in 2000 in the areas of manufacturing (900), general management (28) and administrative support (90).

As a result of the continued significant deterioration in Russian economic and political conditions in early 1999, the Company approved a plan in the second quarter to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a nonrecurring, pre-tax charge to earnings of $14,000,000, of which $6,900,000 is reflected as a write-down in cost of products sold for inventory, $6,600,000 is recognized in selling and administrative expenses for goodwill impairment, bad debt, severance, and other exit costs, and $500,000 is recorded in other expenses. The charge resulted in a reduction of net earnings of $0.23 per share. The closure was complete as of the end of 1999.

Report of Independent Auditors

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 7, 2001

APPENDIX B

Schedule II -- Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$6,977,000	$10,864,000		$12,805,000	(A)	$5,036,000
Allowance for cash discounts	723,000	6,711,000		6,323,000	(B)	1,111,000
Inventory valuation allowances	8,351,000	8,503,000		10,621,000	(C)	6,233,000
	$16,051,000	$26,078,000		$29,749,000		$12,380,000

Fiscal year ended January 1, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$4,729,000	$5,750,000		$3,502,000	(A)	$6,977,000
Allowance for cash discounts	1,167,000	6,529,000		6,973,000	(B)	723,000
Inventory valuation allowances	9,257,000	8,349,000		9,255,000	(C)	8,351,000
	$15,153,000	$20,628,000		$19,730,000		$16,051,000

Fiscal year ended January 2, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$6,038,000	$1,035,000		$2,344,000	(A)	$4,729,000
Allowance for cash discounts	1,254,000	5,394,000		5,481,000	(B)	1,167,000
Inventory valuation allowances	8,297,000	1,572,000		612,000	(C)	9,257,000
	$15,589,000	$8,001,000		$8,437,000		$15,153,000

(A)	Accounts charged off, net of recoveries.
(B)	Discounts given to customers.
(C)	Adjustment upon disposal of related inventories.

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 30, 2000

Wolverine World Wide, Inc.
9341 Courtland Drive
Rockford, Michigan 49351

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.3	Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997.

4.4

Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. Here incorporated by reference.

4.5	Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes.

4.6

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

4.8

Amendment No. 2 dated as of March 5, 1999, to the Credit Agreement dated as of October 11, 1996, with NBD Bank as Agent. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. Here incorporated by reference.

4.9

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.4, 4.5 and 4.6 above. The amount of none of these classes of debt outstanding on March 24, 2001, exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of

1

holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.2	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.3	Amended and Restated Directors Stock Option Plan.*

10.4	Employees Pension Plan.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference.

10.5

Employment Agreement dated April 27, 1998, between the Company and Geoffrey B. Bloom.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

10.6

1994 Directors' Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed on August 24, 1994, Registration No. 33-55213. Here incorporated by reference.

10.7	Amended and Restated Stock Option Loan Program.*

10.8

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.8.

10.9	Amended and Restated Supplemental Executive Retirement Plan.* A participant schedule is attached to the Plan.

10.10	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.11	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer.

10.12	Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.*

10.13	Outside Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 15, 1996. Here incorporated by reference.

10.14	1984 Executive Incentive Stock Purchase Plan, and amendment.* Previously filed as an

2

exhibit to the Company's registration statement on Form S-8, filed August 6, 1984, Registration No. 2-92600. Here incorporated by reference.

10.15

1997 Stock Incentive Plan.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.16

Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.17

Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 16, 1997. Here incorporated by reference.

10.18

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

10.19

Stock Incentive Plan of 2001.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 26, 2001. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

____________________________

*Management contract or compensatory plan or arrangement.

3