Form 10-Q
period 2001-03-24
WOLVERINE WORLD WIDE INC /DE/
filed 2001-05-08
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 24, 2001

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

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

There were 45,131,765 shares of Common Stock, $1 par value, outstanding as of May 4, 2001, of which 3,694,356 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and about the Company itself including, without limitation, statements in Item 2 regarding the sourcing realignment charge and the Company's financial condition, liquidity and capital resources and statements in Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	March 24, 2001 (Unaudited)	December 30, 2000 (Audited)	March 25, 2000 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,708	$8,434	$1,766
Accounts receivable, less allowances
March 24, 2001 - $6,592
December 30, 2000 - $6,147
March 25, 2000 - $6,800	168,016	161,957	169,725
Inventories:
Finished products	128,158	114,855	137,689
Raw materials and work in process	25,100	29,337	38,768
	153,258	144,192	176,457

Other current assets	11,091	10,503	9,953

TOTAL CURRENT ASSETS	334,073	325,086	357,901

PROPERTY, PLANT & EQUIPMENT
Gross cost	218,751	216,743	214,066
Less accumulated depreciation	116,968	114,078	100,366
	101,783	102,665	113,700

OTHER ASSETS	67,652	66,817	68,653

TOTAL ASSETS	$503,508	$494,568	$540,254

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars)
	March 24, 2001 (Unaudited)	December 30, 2000 (Audited)	March 25, 2000 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to banks	$2,768	$896	$1,308
Accounts payable and other accrued liabilities	46,466	48,792	36,069
Current maturities of long-term debt	4,316	4,316	4,370
TOTAL CURRENT LIABILITIES	53,550	54,004	41,747

LONG-TERM DEBT (less current maturities)	93,873	87,878	144,529

OTHER NONCURRENT LIABILITIES	15,707	15,448	18,349

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
March 24, 2001 - 45,082,627 shares
December 30, 2000 - 44,785,009 shares
March 25, 2000 - 44,725,785 shares	45,083	44,785	44,726
Additional paid-in capital	83,060	79,633	79,563
Retained earnings	264,471	260,158	258,610
Accumulated other comprehensive loss	(3,560)	(2,532)	(1,016)
Unearned compensation	(7,553)	(5,921)	(8,428)
Cost of shares in treasury:
March 24, 2001 - 3,401,856 shares
December 30, 2000 - 3,125,952 shares
March 25, 2000 - 3,110,663 shares	(41,123)	(38,885)	(37,826)

TOTAL STOCKHOLDERS' EQUITY	340,378	337,238	335,629

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$503,508	$494,568	$540,254

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12-Weeks Ended
	March 24, 2001	March 25, 2000

NET SALES AND OTHER
OPERATING INCOME	$158,223	$147,370

Cost of products sold	104,897	98,477
GROSS MARGIN	53,326	48,893

Selling and administrative expenses	42,723	39,545
OPERATING INCOME	10,603	9,348

OTHER EXPENSES (INCOME):
Interest expense	1,563	2,481
Interest income	(118)	(57)
Other - net	97	(128)
	1,542	2,296

EARNINGS BEFORE
INCOME TAXES	9,061	7,052

Income taxes	3,081	2,257

NET EARNINGS	$5,980	$4,795

NET EARNINGS PER SHARE:
Basic	$.15	$.12
Diluted	$.14	$.12

CASH DIVIDENDS PER SHARE	$.040	$.035

SHARES USED FOR NET EARNINGS

Basic	40,790,228	40,498,659
Diluted	42,502,542	41,673,044

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	12-Weeks Ended
	March 24, 2001	March 25, 2000

OPERATING ACTIVITIES
Net earnings	$5,980	$4,795
Adjustments necessary to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	3,934	3,883
Amortization	368	201
Other	(1,289)	(777)
Changes in operating assets and liabilities:
Accounts receivable	(6,059)	1,007
Inventories	(9,066)	(8,446)
Other current assets	(498)	(841)
Accounts payable and other accrued liabilities	(2,326)	(7,952)

NET CASH USED IN OPERATING ACTIVITIES	(8,956)	(8,130)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,220)	(1,300)
Other	168	339

NET CASH USED IN INVESTING ACTIVITIES	(3,052)	(961)

FINANCING ACTIVITIES
Proceeds from long-term debt	16,000	28,743
Payments of long-term debt	(10,005)	(19,045)
Net increase in short-term debt	1,872	1,160
Cash dividends	(1,667)	(1,450)
Purchase of common stock for treasury	(918)	3

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,282	9,411

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,726)	320
Cash and cash equivalents at beginning of the year	8,434	1,446

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,708	$1,766

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 24, 2001 and March 25, 2000

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Certain amounts previously reported in 2000 have been reclassifed to conform with the presentation used in 2001.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters can cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Nonrecurring Charges

As discussed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2000, the Company initiated a strategic realignment of its global sourcing and manufacturing operations on July 12, 2000. In connection with this realignment, the Company has already closed or is in the process of closing five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica. The Company has also eliminated certain footwear product offerings and related raw material inventories, reduced administrative support services and incurred other nonrecurring expenses in connection with the strategic realignment. The realignment activities were primarily completed in the third and fourth quarters of 2000 with the balance to be completed by the end of the 2001 second quarter.

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment activities at March 24, 2001 and the 12-week period then ended (thousands of dollars):
	Severance and Related Costs	Inventories	Other Exit Costs	Total

Amounts initially recognized as charges in the consolidated condensed statement of operations on July 12, 2000	$11,754	$10,938	$3,259	$25,951
Disposal of inventories		(52)		(52)
Payments and other adjustments	(1,669)			(1,669)
Balance at September 9, 2000	$10,085	$10,886	$3,259	$24,230

Additional realignment charges	(31)	1,203	1,004	2,176
Disposal of inventories		(10,972)		(10,972)
Payments and other adjustments	(4,051)		(1,871)	(5,922)
Balance at December 30, 2000	6,003	1,117	2,392	9,512

Additional realignment charges			468		468
Disposal of inventories			(1,585)		(1,585)
Payments and other adjustments	(2,155)			(730)	(2,885)
Balance at March 24, 2001	$3,848	$		$1,662	$5,510

As of March 24, 2001 workforce terminations totaling 1,347 employees have occurred in the areas of manufacturing (1,228), general management (28) and administrative support (91).

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 24, 2001 and March 25, 2000

4. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12-Weeks Ended
	March 24, 2001	March 25, 2000
Weighted average shares outstanding	41,650,009	41,400,355
Adjustment for nonvested common stock	(859,781)	(901,696)
Denominator for basic earnings per share	40,790,228	40,498,659
Effect of dilutive stock options	852,533	272,689
Adjustment for nonvested common stock	859,781	901,696
Denominator for diluted earnings per share	42,502,542	41,673,044

5. Comprehensive Income

Total comprehensive income was $4,952,000 and $4,393,000 for the 12-weeks ended March 24, 2001 and March 25, 2000, respectively, and included foreign currency translation losses of $1,028,000 and $402,000 for the respective periods.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 24, 2001 and March 25, 2000

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

The other business units in the following table consist of the Company's retail, apparel and accessories, tannery and procurement operations. The Company operated 61 domestic retail stores at March 24, 2001 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12-Weeks ended March 24, 2001
Net sales and other operating income
from external customers	$ 142,133	$ 16,090		$ 158,223
Intersegment sales	4,388	1,649		6,037
Earnings (loss) before income taxes	11,034	676	$ (2,649)	9,061

	12-Weeks ended March 25, 2000
Net sales and other operating income
from external customers	$ 132,941	$14,423		$ 147,370
Intersegment sales	4,244	1,675		5,919
Earnings before income taxes	5,965	620	$ 467	7,052

7. Financial Instruments and Risk Management

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. These contracts typically have maturities of less than one year and are not designated as accounting hedges. The cumulative effect of adopting SFAS No. 133 did not have a material effect on the Company's earnings or statement of financial position as of March 24, 2001.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12-Weeks Ended March 24, 2001 (2001 first quarter) to the 12-Weeks Ended March 25, 2000 (2000 first quarter)

Net sales and other operating income of $158.2 million for the 2001 first quarter exceeded the 2000 first quarter level of $147.4 million by $10.8 million (7.4%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group and the Wolverine Slipper Group), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $9.2 million (6.9%) for the 2001 first quarter compared to the respective period of 2000. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a net sales and other operating income increase of $1.6 million (11.5%) for the 2001 first quarter compared to the respective period of 2000.

The Casual Footwear Group reported a decrease in net sales and other operating income of $6.3 million (14.2%) in the 2001 first quarter when compared to the same period in 2000. The Hush Puppies Company's net sales and other operating income for the 2001 first quarter decreased from the 2000 first quarter level as Hush Puppies U.K. experienced soft sales as a result of the difficult U.K. retail environment. The Children's Footwear Group also experienced a decrease in net sales and other operating income as a result of losing one major customer and a number of customers that exited the childrens' footwear business. The Wolverine Slipper Group reported a slight decrease in net sales and other operating income during the 2001 first quarter as compared to the respective period of 2000. Partially offsetting the shortfall, Hush Puppies U.S.'s 2001 first quarter net sales and other operating income increased compared to the same period in 2000 due to expanded product offerings and an increase in consumer demand.

The Wolverine Footwear Group's net sales and other operating income increased $3.7 million (6.6%) for the 2001 first quarter compared to the 2000 first quarter. Harley-Davidson® and Stanley® footwear contributed the majority of this increase as the brands are becoming more widely distributed in the marketplace. This increase was partially offset by the HYTEST® work boot brand, which reported a decrease in 2001 first quarter net sales and other operating income compared to the 2000 first quarter level resulting in part from more diversified sales by the independent mobile shoe distributors. These distributors historically sold only HYTEST® brand product, but are now also selling Wolverine, CAT® and Stanley® brand work boots.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $11.8 million (37.4%) for the 2001 first quarter over the same period of 2000. The Merrell® outdoor footwear business accounted for the majority of the increase in net sales and other operating income as a result of increased consumer demand and expansion of its domestic and international distribution. Also contributing to the increase was CAT® footwear, which reported a 15.7% increase in net sales and other operating income for the 2001 first quarter due to timing of delivering the spring line of footwear at the end of 2001 first quarter.

Within the Company's other business units, Wolverine Retail's net sales and other operating income increased $0.6 million (7.8%) for the 2001 first quarter compared to the same period of 2000. The Wolverine Leathers division also recorded a $1.0 million increase in net sales and other operating income for the 2001 first quarter as compared to the same period of 2000 as a result of increased demand for Merrell® products utilizing Wolverine Performance Leathers.

Gross margin as a percentage of net sales and other operating income for the 2001 first quarter was 33.7%, compared to the prior year's first quarter level of 33.2%. Gross margin dollars increased $4.4 million or 9.1% for the 2001 first quarter compared to the same period of 2000. The gross margin percentages for the branded footwear businesses were 33.5% for the 2001 first quarter compared to 32.8% for the same period of 2000. The margin increase for the branded footwear business reflected increased sales of higher margin Merrell® and Harley-Davidson® product and manufacturing efficiencies as a result of the 2000 sourcing realignment. The gross margin percentage for the other business units decreased to 35.4% for the 2001 first quarter from 36.7% for the same period of 2000 due to an increase in raw material costs for the Wolverine Leathers division.

Selling and administrative expenses of $42.7 million for the 2001 first quarter increased $3.2 million from the 2000 first quarter level of $39.5 million and, as a percentage of net sales and other operating income, increased to 27.0% in first quarter 2001 compared to 26.8% in the same period of 2000. The change is a result of additional marketing and advertising expenses of $1.3 million and Merrell® selling and administrative expenses of $2.0 million.

As discussed in Note 3 of the consolidated condensed financial statements, the Company initiated a strategic realignment of its global sourcing and manufacturing operations on July 12, 2000. In connection with this realignment, the Company has already closed its manufacturing facilities in New York, Missouri, Canada and Costa Rica and is in the process of closing its Puerto Rican facility. The remaining liabilities associated with the sourcing realignment include severance for those employees assisting in the closure of the Puerto Rican facility, pension benefits for all employees terminated in connection with the realignment and other exit costs for expected product returns, lease termination costs and expenses related to facilities held for sale. Inventory write-downs have been fully utilized. The balance of the realignment activities are expected to be completed by the end of the 2001 second quarter.

Interest expense for the 2001 first quarter was $1.6 million, compared to $2.5 million for the same period of 2000. The decrease in interest expense reflected lower average borrowings in first quarter 2001 compared to the same period of 2000.

The Company's 2001 first quarter effective income tax rate of 34.0% compared to 32.0% in the prior year. The increase reflected earnings from certain foreign subsidiaries, which are taxed at lower rates, being a lower percentage of total consolidated net earnings in 2001.

Net earnings of $6.0 million for the 2001 first quarter compared to net earnings of $4.8 million for the same period in 2000. Diluted earnings per share of $0.14 for the 2001 first quarter compared to $0.12 for the same period of 2000.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $9.0 million for 2001 first quarter compared to $8.1 million for the same period of 2000. Cash of $18.1 million for 2001 first quarter and $16.2 million for 2000 first quarter was used to fund working capital requirements. Accounts receivable of $168.0 million at March 24, 2001 reflected a decrease of $1.7 million (1.0%) from the balance at March 25, 2000 and an increase of $6.1 million (3.7%) from the December 30, 2000 balance. Inventories of $153.3 million at March 24, 2001 reflected a decrease of $23.2 million (13.1%) compared to the balance at March 25, 2000 and an increase of $9.1 million (6.3%) over the balance at December 30, 2000. The decline in accounts receivable and inventories when compared to the 2000 first quarter, was the result of a focused asset reduction program despite the 7.4% increase in net sales and other operating income. Accounts payable and other accrued liabilities of $46.5 million at March 24, 2001 reflected a $10.4 million (28.8%) increase from the $36.1 million balance at March 25, 2000 and a $2.3 million (4.8%) decrease from the $48.8 million balance at December 30, 2000. The increase in accounts payable and other accrued liabilities when compared to the 2000 first quarter was primarily attributable to timing of payments and nonrecurring charges associated with the sourcing realignment.

Additions to property, plant and equipment of $3.2 million for the 2001 first quarter compared to $1.3 million reported during the respective period in 2000. The increase in additions is the result of timing of the Company's purchases. Depreciation expense remained flat at $3.9 million for the 2001 and 2000 first quarters.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $66.4 million, of which $28.0 million, $20.1 million and $27.0 million were outstanding at March 24, 2001, March 25, 2000 and December 30, 2000, respectively. Long-term debt, excluding current maturities, of $93.9 million at March 24, 2001 compared to $144.5 million and $87.8 million at March 25, 2000 and December 30, 2000, respectively. The decrease in debt at March 24, 2001 compared to March 25, 2000 was a result of improved operating cash flows that provided funds to pay down amounts borrowed under the revolving credit facility.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. There were 80,000 shares repurchased during the 2001 first quarter and 105,900 total cumulative common shares repurchased under the program through March 24, 2001. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The Company has long-term revolving credit facilities of $175.5 million which expire in October 2001. The Company has secured commitments from its bank group to renew its revolving credit agreement for five years and expects to sign the final agreement before the end of the second quarter 2001. Accordingly the outstanding revolver balance as of March 24, 2001 has been classified as a long-term liability in the consolidated balance sheet. The revolving credit facilities are used to support working capital requirements. Proceeds from existing credit facilities and anticipated renewals together with cash flows from operations are expected to be sufficient to meet capital needs in the forseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and repurchase the Company's common stock under the repurchase program.

The 2001 first quarter dividend declared of $.04 per share of common stock represents a 14.3% increase over the $.035 per share declared in the 2000 first quarter. The dividend is payable May 1, 2001 to stockholders of record on April 2, 2001.

The current ratio was 6.2 to 1.0 for the 2001 first quarter compared with 8.6 to 1.0 for the same period of 2000. The Company's total debt to total capital ratio decreased to .23 to 1.0 for the 2001 first quarter from .31 to 1.0 for the same period of 2000.
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Form 10-K Annual Report for its fiscal year ended December 30, 2000, is incorporated herein by reference.

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

PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

(b)	Reports on Form 8-K. The following reports on form 8-K were filed during the period covered by this report:

Date	Items Reported	Financial Statements
January 18, 2001	7, 9	None
January 30, 2001	7, 9	None
February 7, 2001	7, 9	None
March 19, 2001	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 8, 2001	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 8, 2001	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

May 8, 2001	/s/ Nicholas P. Ottenwess
Date	Nicholas P. Ottenwess Corporate Controller (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.