Form 10-Q
period 2001-06-16
WOLVERINE WORLD WIDE INC /DE/
filed 2001-07-31
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 16, 2001

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

There were 45,335,417 shares of Common Stock, $1 par value, outstanding as of July 25, 2001, of which 3,751,885 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and about the Company itself including, without limitation, statements in Part 1, Item 2 regarding the sourcing realignment charge and the Company's financial condition, liquidity and capital resources and statements in Part 1, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	June 16, 2001 (Unaudited)	December 30, 2000 (Audited)	June 17, 2000 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,449	$8,434	$5,344
Accounts receivable, less allowances
June 16, 2001 - $6,562
December 30, 2000 - $6,147
June 17, 2000 - $5,070	154,935	161,957	156,708
Inventories:
Finished products	141,651	114,855	145,222
Raw materials and work in process	26,247	29,337	36,461
	167,898	144,192	181,683

Other current assets	10,480	10,503	11,393

TOTAL CURRENT ASSETS	335,762	325,086	355,128

PROPERTY, PLANT & EQUIPMENT
Gross cost	212,857	216,743	215,848
Less accumulated depreciation	112,818	114,078	103,888
	100,039	102,665	111,960

OTHER ASSETS	68,766	66,817	69,551

TOTAL ASSETS	$504,567	$494,568	$536,639

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

(Thousands of dollars, except share data)

	June 16, 2001 (Unaudited)	December 30, 2000 (Audited)	June 17, 2000 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$703	$896	$-
Accounts payable and other accrued liabilities	46,304	48,792	39,524
Current maturities of long-term debt	4,316	4,316	4,370
TOTAL CURRENT LIABILITIES	51,323	54,004	43,894

LONG-TERM DEBT (less current maturities)	92,869	87,878	133,363

OTHER NONCURRENT LIABILITIES	15,864	15,448	18,594

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 16, 2001 -- 45,250,652 shares
December 30, 2000 - 44,785,009 shares
June 17, 2000 - 44,757,739 shares	45,251	44,785	44,758
Additional paid-in capital	83,970	79,633	79,820
Retained earnings	271,670	260,158	264,757
Accumulated other comprehensive loss	(3,674)	(2,532)	(2,060)
Unearned compensation	(6,458)	(5,921)	(7,927)
Cost of shares in treasury:
June 16, 2001 -- 3,734,445 shares
December 30, 2000 -- 3,125,952 shares
June 17, 2000 -- 3,120,452 shares	(46,248)	(38,885)	(38,560)

TOTAL STOCKHOLDERS' EQUITY	344,511	337,238	340,788

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$504,567	$494,568	$536,639

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)

	12-Weeks Ended		24-Weeks Ended
	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000

NET SALES AND OTHER
OPERATING INCOME	$151,699	$140,558	$309,921	$287,928

Cost of products sold	96,430	92,360	201,327	190,838
GROSS MARGIN	55,269	48,198	108,594	97,090

Selling and administrative expenses	40,239	34,848	82,962	74,392
OPERATING INCOME	15,030	13,350	25,632	22,698

OTHER EXPENSES (INCOME):
Interest expense	1,726	2,407	3,290	4,888
Interest income	(55)	(91)	(173)	(148)
Other -- net	(62)	(135)	35	(263)
	1,609	2,181	3,152	4,477

EARNINGS BEFORE
INCOME TAXES	13,421	11,169	22,480	18,221

Income taxes	4,563	3,574	7,644	5,831

NET EARNINGS	$8,858	$7,595	$14,836	$12,390

NET EARNINGS PER SHARE:
Basic	$.22	$.19	$.36	$.31
Diluted	$.21	$.18	$.35	$.30

CASH DIVIDENDS PER SHARE	$.040	$.035	$.080	$.070

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,662,628	40,637,057	40,726,428	40,567,858
Diluted	42,510,266	41,906,964	42,504,906	41,781,568

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	24-Weeks Ended
	June 16, 2001	June 17, 2000

OPERATING ACTIVITIES
Net earnings	$14,836	$12,390
Adjustments necessary to reconcile net earnings to net cash
provided by operating activities:
Depreciation	7,870	7,405
Amortization	733	582
Other non-cash items	(2,711)	(3,157)
Changes in operating assets and liabilities:
Accounts receivable	7,022	14,024
Inventories	(23,706)	(13,672)
Other assets	812	(1,156)
Accounts payable and other accrued liabilities	(2,489)	(4,497)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,367	11,919

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,557)	(3,082)
Other	313

NET CASH USED IN INVESTING ACTIVITIES	(5,244)	(3,082)

FINANCING ACTIVITIES
Proceeds from long-term debt	47,000	44,745
Payments of long-term debt	(42,009)	(46,213)
Net decrease in short-term debt	(193)	(148)
Cash dividends	(3,324)	(2,898)
Purchase of common stock for treasury	(4,582)	(425)

NET CASH USED IN FINANCING ACTIVITIES	(3,108)	(4,939)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,985)	3,898
Cash and cash equivalents at beginning of the year	8,434	1,446

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,449	$5,344

(  ) -- Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 16, 2001 and June 17, 2000

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

3. Sourcing Realignment and Other Nonrecurring Charges

As discussed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2000, the Company initiated a strategic realignment of its global sourcing and manufacturing operations on July 12, 2000. In connection with this realignment, the Company closed five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica. The Company also eliminated certain footwear product offerings and related raw material inventories, reduced administrative support services and incurred other nonrecurring expenses in connection with the strategic realignment. The realignment activities were primarily completed in the third and fourth quarters of 2000.

The remaining liabilities associated with the sourcing realignment include pension benefits for certain terminated employees, lease termination costs and fixed costs related to facilities held for sale.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 16, 2001 and June 17, 2000

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment activities at June 16, 2001 and the 12-week period then ended (thousands of dollars):

	Severance and Related Costs	Inventories	Other Exit Costs	Total

Amounts recognized as charges in the consolidated condensed statement of operations at September 9, 2000	$11,754	$10,938	$3,259	$25,951
Disposal of inventories		(52)		(52)
Payments	(1,669)			(1,669)
Balance at September 9, 2000	10,085	10,886	3,259	24,230

Changes in amounts recognized	(31)	1,203	1,004	2,176
Disposal of inventories		(10,972)		(10,972)
Payments	(4,051)		(1,871)	(5,922)
Balance at December 30, 2000	6,003	1,117	2,392	9,512

Changes in amounts recognized		468		468
Disposal of inventories		(1,585)		(1,585)
Payments	(2,155)		(730)	(2,885)
Balance at March 24, 2001	3,848	--	1,662	5,510

Changes in amounts recognized			(1,068)	(1,068)
Payments	(872)		(492)	(1,364)
Balance at June16, 2001	$2,976	$--	$102	$3,078

As of June 16, 2001, workforce terminations totaling 1,391 employees have occurred in the areas of manufacturing (1,272), general management (28) and administrative support (91).

4. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12-Weeks Ended		24-Weeks Ended
	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000
Weighted average shares outstanding	41,499,940	41,560,241	41,574,974	41,480,298
Adjustment for nonvested common stock	(837,312)	(923,184)	(848,546)	(912,440)
Denominator for basic earnings per share	40,662,628	40,637,057	40,726,428	40,567,858
Effect of dilutive stock options	1,010,326	346,723	929,932	301,270
Adjustment for nonvested common stock	837,312	923,184	848,546	912,440
Denominator for diluted earnings per share	42,510,266	41,906,964	42,504,906	41,781,568

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 16, 2001 and June 17, 2000

5. Comprehensive Income

Total comprehensive income was $8,744,000 and $13,694,000 for the 12-week and 24-week periods ended June 16, 2001, respectively, and $6,551,000 and $10,944,000, for the 12-week and 24-week periods ended June 17, 2000, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $114,000 and $1,142,000 for the 12-week and 24-week periods ended June 16, 2001, respectively, and $1,044,000 and $1,446,000 for the 12-week and 24-week periods ended June 17, 2000, respectively.

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

The other business units in the following table consist of the Company's retail, apparel and accessories, tannery and procurement operations. The Company operated 62 domestic retail stores at June 16, 2001 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12-weeks ended June 16, 2001
Net sales and other operating income
from external customers	$ 132,360	$ 19,339		$ 151,699
Intersegment sales	3,403	1,050		4,453
Earnings (loss) before income taxes	13,065	2,024	$ (1,668)	13,421

	24-weeks ended June 16, 2001
Net sales and other operating income
from external customers	$ 274,492	$ 35,429		$ 309,921
Intersegment sales	7,791	2,699		10,490
Earnings (loss) before income taxes	24,097	2,700	$ (4,317)	22,480

	12-weeks ended June 17, 2000
Net sales and other operating income
from external customers	$ 121,990	$ 18,568		$ 140,558
Intersegment sales	3,618	1,496		5,114
Earnings (loss) before income taxes	10,334	2,062	$ (1,227)	11,169

	24-weeks ended June 17, 2000
Net sales and other operating income
from external customers	$ 254,931	$ 32,997		$ 287,928
Intersegment sales	7,862	3,171		11,033
Earnings (loss) before income taxes	16,299	2,679	$ (757)	18,221

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 16, 2001 and June 17, 2000

7. Financial Instruments and Risk Management

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. These contracts typically have maturities of less than one year and are not designated as accounting hedges. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings or statement of financial position.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12-Weeks and 24-Weeks Ended June 16, 2001 (2001 second quarter and 2001 year-to-date, respectively) to the 12-Weeks and 24-Weeks Ended June 17, 2000 (2000 second quarter and 2000 year-to-date, respectively)

Net sales and other operating income of $151.7 million for the 2001 second quarter exceeded the 2000 second quarter level of $140.6 million by $11.1 million (7.9%) and 2001 year-to-date net sales and other operating income of $309.9 million exceeded the 2000 year-to-date level of $287.9 million by $22.0 million (7.6%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group and the Wolverine Slipper Group), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $10.4 million (8.5%) for the 2001 second quarter and $19.6 million (7.7%) for 2001 year-to-date as compared to the respective periods of 2000. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessories Licensing, Wolverine Leathers and Wolverine Procurement, reported a net sales and other operating income increase of $0.7 million (4.1%) for the 2001 second quarter and $2.4 million (7.4%) for 2001 year-to-date as compared to the respective periods of 2000.

The Casual Footwear Group reported a decrease in net sales and other operating income of $5.1 million (14.6%) in the 2001 second quarter and an $11.4 million (14.4%) decrease for 2001 year-to-date when compared to the same periods in 2000. The Hush Puppies Company's 2001 second quarter and year-to-date net sales and other operating income decreased from the 2000 levels as Hush Puppies U.K. experienced soft sales as a result of the difficult U.K. retail environment and the sale of its largest customer to a discount retailer. Partially offsetting the shortfall, Hush Puppies U.S.'s 2001 second quarter and year-to-date net sales and other operating income increased compared to the same period in 2000 due to expanded product offerings and an increase in consumer demand. The Children's Footwear Group also experienced a decrease in net sales and other operating income for the 2001 second quarter and year-to-date as a result of losing one major customer and a number of other customers that exited the childrens' footwear business. The Wolverine Slipper Group's 2001 second quarter and year-to-date net sales and other operating income decreased compared to the same periods in 2000 as a result of a significant reduction of closeout shipments.

The Wolverine Footwear Group's net sales and other operating income increased $8.4 million (14.9%) for the 2001 second quarter as compared to 2000 and $12.1 million (10.7%) for 2001 year-to-date over 2000 year-to-date. Harley-Davidson®, Stanley® and Wolverine® footwear contributed the majority of this increase as the brands are becoming more widely distributed in the marketplace. These increases were partially offset by the HYTEST® work boot wholesale business which reported a decrease in net sales and other operating income as compared to the 2000 second quarter and year-to-date levels as a result of decreased shipments to independent mobile shoe distributors, who historically sold only HYTEST® brand product, but now also sell Wolverine®, CAT® and Stanley® brand work boots.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $7.1 million (22.6%) for the 2001 second quarter and $18.8 million (30.1%) for 2001 year-to-date over the same periods of 2000. The Merrell® outdoor footwear business accounted for substantially all of the increase in net sales and other operating income as a result of new product offerings and expansion of its domestic and international distribution. CAT® footwear reported a slight decrease in net sales and other operating income for the 2001 second quarter resulting in a modest increase for 2001 year-to-date as compared to the respective periods of 2000.

Within the Company's other business units, Wolverine Retail's net sales and other operating income increased $0.4 million (4.3%) for the 2001 second quarter and $1.0 million (5.8%) for 2001 year-to-date as compared to the same periods of 2000. The Wolverine Leathers Division recorded an increase in net sales and other operating income of $0.3 million (3.4%) over the 2000 second quarter and $1.3 million (8.9%) over the 2000 year-to-date level. The increases relate primarily to a strengthening of demand in the sow skin market, which increased net sales and other operating income in the procurement operation.

Gross margin as a percentage of net sales and other operating income for the 2001 second quarter was 36.4%, compared to 34.3% for the 2000 second quarter. The 2001 year-to-date gross margin of 35.0% compares to 33.7% for the same period in 2000. Gross margin dollars increased $7.1 million or 14.7% for the 2001 second quarter and $11.5 million or 11.8% for 2001 year-to-date as compared to the same periods of 2000, respectively. The gross margin percentages for the branded footwear businesses were 36.3% for the 2001 second quarter and 34.9% for 2001 year-to-date as compared to 33.7% and 33.2% for the same periods of 2000, respectively. The margin increases for the branded footwear business reflects a larger mix of high margin Merrell® and Harley-Davidson® sales and improved initial margins from the Hush Puppies U.S. wholesale operation and the Wolverine Slipper Group in 2001 as compared to 2000. The benefits realized from the 2000 sourcing realignment also contributed to the margin increase. The gross margin percentage for the other business units decreased to 37.2% for the 2001 second quarter from 38.2% for the same period of 2000 and to 36.4% for 2001 year-to-date compared to 37.5% for 2000 as a result of increased raw material costs associated with the tannery operations.

Selling and administrative expenses of $40.2 million for the 2001 second quarter increased $5.4 million from the 2000 second quarter level of $34.8 million and, as a percentage of net sales and other operating income, increased to 26.5% in 2001 compared to 24.8% in the 2000 second quarter. Selling and administrative expenses for 2001 year-to-date increased $8.6 million to $83.0 million from $74.4 million for the same period of 2000 and, as a percentage of net sales and other operating income, increased to 26.8% in 2001 compared to 25.8% for 2000 year-to-date. The change in the year-to-date selling and administrative expenses includes increased depreciation expense of $0.5 million related to recent investments in warehousing infrastructure and information services, $2.4 million in advertising costs, $4.7 million of selling and administration costs related to the expansion of Merrell®, Stanley® and Harley-Davidson® and $1.1 million in employee benefit program costs.

As discussed in the Note 3 of the consolidated condensed financial statements, the Company announced a strategic realignment of its global sourcing and manufacturing operations on July 12, 2000. In connection with this realignment, the Company closed manufacturing facilities in New York, Missouri, Canada, Costa Rica and Puerto Rico. The remaining liabilities associated with the sourcing realignment include pension benefits for certain terminated employees, lease termination costs and fixed costs related to facilities held for sale.

Interest expense for the 2001 second quarter was $1.7 million, compared to $2.4 million for the same period of 2000. Interest expense for 2001 and 2000 year-to-date was $3.3 million and $4.9 million, respectively. The decrease in interest expense for 2001 year-to-date reflects lower average borrowings as compared to 2000 year-to-date and lower interest rates on the Company's borrowings under its revolving credit facility.

The 2001 second quarter and year-to-date effective tax rate of 34.0% compares to 32.0% for the respective periods in the prior year. The increase in the effective tax rate between 2001 and 2000 relates to a higher percentage of income being generated during 2001 in jurisdictions with relatively higher tax rates.

Net earnings of $8.9 million for the 2001 second quarter compares to net earnings of $7.6 million for the same period in 2000. The 2001 year-to-date net earnings increased to $14.8 million in 2001 from $12.4 million for the same period of 2000. Diluted earnings per share were $0.21 and $0.35 for the 2001 second quarter and year-to-date, respectively compare to $0.18 and $0.30 for the same periods of 2000, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $2.4 million in 2001 compared to $11.9 million in 2000. Cash of $18.4 million for 2001 and $5.3 million for 2000 was used to fund working capital requirements. Accounts receivable of $154.9 million at June 16, 2001 reflects a decrease of $1.8 million (1.1%) from the balance at

June 17, 2000 and a decrease of $7.0 million (4.3%) from the December 30, 2000 balance. Inventories of $167.9 million at June 16, 2001 reflect a decrease of $13.8 million (7.6%) compared to the balance at June 17, 2000 and an increase of $23.7 million (16.4%) over the balance at December 30, 2000, reflecting consistent seasonal trends. Accounts payable and other accrued liabilities of $46.3 million at June 16, 2001 reflect a $6.8 million (17.2%) increase over the $39.5 million balance at June 17, 2000 and a $2.5 million (5.1%) decrease from the $48.8 million balance at December 30, 2000. The increase in accounts payable and other accrued liabilities when compared to the 2000 second quarter was primarily attributable to the timing of payments and nonrecurring charges associated with the sourcing realignment.

Additions to property, plant and equipment of $5.6 million for 2001 year-to-date compares to $3.1 million reported during the same period of 2000. The increase in additions is the result of timing of the Company's purchases. Depreciation and amortization expense of $8.6 million for 2001 year-to-date compared to $8.0 million for the same period of 2000. The increase in depreciation was a result of the capital investments noted above.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $66.5 million, of which $36.7 million, $27.3 million and $27.0 million were outstanding at June 16, 2001, June 17, 2000 and December 30, 2000, respectively. Long-term debt, excluding current maturities, of $92.9 million at June 16, 2001 compares to $133.4 million and $87.8 million at June 17, 2000 and December 30, 2000, respectively. The decrease in debt at June 16, 2001 as compared to June 17, 2000 was a result of improved operating cash flows that provided funds to pay down amounts borrowed under the revolving credit facility.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. There were 289,600 shares repurchased during the 2001 second quarter and 395,500 total cumulative common shares repurchased under the program through June 16, 2001. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The Company has long-term revolving credit facilities of $110.0 million expiring in May 2006. The revolving credit facilities are used to support working capital requirements. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs in the forseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and repurchase the Company's common stock under the repurchase program.

The 2001 second quarter dividend declared of $.04 per share of common stock represents a 14.3% increase over the $.035 per share declared in the 2000 second quarter. The dividend is payable August 1, 2001 to stockholders of record on July 2, 2001.

The current ratio was 6.5 to 1.0 for the 2001 second quarter compared with 8.1 to 1.0 for the same period of 2000. The Company's total debt to total capital ratio decreased to 0.22 to 1.0 for the 2001 second quarter from 0.29 to 1.0 for the same period of 2000.
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

On April 26, 2001, the Company held its 2001 Annual Meeting of Stockholders. The purposes of the meeting were to elect four directors for three-year terms expiring in 2004, to consider and approve the proposed Stock Incentive Plan of 2001 and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Votes

Geoffrey B. Bloom	For	36,869,232
	Authority Withheld	1,022,304
	Broker Non-Votes	0

David T. Kollat	For	36,864,620
	Authority Withheld	1,026,916
	Broker Non-Votes	0

David P. Mehney	For	36,868,551
	Authority Withheld	1,022,985
	Broker Non-Votes	0

Timothy J. O'Donovan	For	36,870,451
	Authority Withheld	1,021,085
	Broker Non-Votes	0

The following persons remained as directors of the Company with terms expiring in 2002: Daniel T. Carroll, Donald V. Fites, Phillip D. Matthews and Paul D. Schrage. The following persons remained as directors of the Company with terms expiring in 2003: Alberto L. Grimoldi, Joseph A. Parini, Joan Parker and Elizabeth A. Sanders.

The stockholders voted to approve the Stock Incentive Plan of 2001. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	31,341,876
Against	5,165,759
Abstentions	1,383,901
Broker Non-Votes	0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	37,523,012
Against	331,898
Abstentions	36,626
Broker Non-Votes	0

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as Agent.

10.1	Stock Incentive Plan of 2001. Previously filed as Appendix B to the Company's Definitive Proxy Statement for its April 26, 2001 Annual Meeting of Stockholders. Here incorporated by reference.

(b)	Reports on Form 8-K. Reports on Form 8-K were filed during the period covered by this report as follows:

Date Filed March 30, 2001 April 6, 2001	Items Reported 7, 9 7, 9	Financial Statements None None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 31, 2001	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

July 31, 2001	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

July 31, 2001	/s/ Nicholas P. Ottenwess
Date	Nicholas P. Ottenwess Vice President of Finance and Corporate Controller (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as Agent.

10.1	Stock Incentive Plan of 2001. Previously filed as Appendix B to the Company's Definitive Proxy Statement for its April 26, 2001 Annual Meeting of Stockholders. Here incorporated by reference.