Form 10-Q
period 2001-09-08
WOLVERINE WORLD WIDE INC /DE/
filed 2001-10-23
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 8, 2001

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

There were 45,393,320 shares of Common Stock, $1 par value, outstanding as of October 12, 2001, of which 3,857,003 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. Additionally, recent events relating to the terrorist attacks on September 11 have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)

	September 8, 2001 (Unaudited)	December 30, 2000 (Audited)	September 9, 2000 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,934	$8,434	$2,564
Accounts receivable, less allowances
September 8, 2001 - $6,739
December 30, 2000 - $6,147
September 9, 2000 - $5,035	184,640	161,957	180,412
Inventories:
Finished products	155,262	114,855	136,426
Raw materials and work in process	30,203	29,337	38,473
	185,465	144,192	174,899

Other current assets	10,574	10,503	13,555

TOTAL CURRENT ASSETS	383,613	325,086	371,430

PROPERTY, PLANT & EQUIPMENT
Gross cost	211,457	216,743	205,937
Less accumulated depreciation	113,137	114,078	105,782
	98,320	102,665	100,155

OTHER ASSETS	69,017	66,817	70,125

TOTAL ASSETS	$550,950	$494,568	$541,710

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

(Thousands of dollars, except share data)

	September 8, 2001 (Unaudited)	December 30, 2000 (Audited)	September 9, 2000 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$2,340	$896	$231
Accounts payable and other accrued liabilities	54,037	48,792	47,073
Current maturities of long-term debt	4,316	4,316	4,370
TOTAL CURRENT LIABILITIES	60,693	54,004	51,674

LONG-TERM DEBT (less current maturities)	115,574	87,878	147,748

OTHER NONCURRENT LIABILITIES	15,753	15,448	18,559

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 8, 2001 -- 45,397,804 shares
December 30, 2000 -- 44,785,009 shares
September 9, 2000 -- 44,762,514 shares	45,398	44,785	44,763
Additional paid-in capital	84,761	79,633	79,438
Retained earnings	284,376	260,158	247,827
Accumulated other comprehensive loss	(3,253)	(2,532)	(2,945)
Unearned compensation	(5,716)	(5,921)	(6,788)
Cost of shares in treasury:
September 8, 2001 -- 3,757,003 shares
December 30, 2000 -- 3,125,952 shares
September 9, 2000 -- 3,205,341 shares	(46,636)	(38,885)	(38,566)

TOTAL STOCKHOLDERS' EQUITY	358,930	337,238	323,729

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$550,950	$494,568	$541,710

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended		36 Weeks Ended
	September 8, 2001	September 9, 2000	September 8, 2001	September 9, 2000

NET SALES AND OTHER
OPERATING INCOME	$186,175	$175,529	$496,097	$463,457

Cost of products sold	118,377	128,496	319,704	319,333
GROSS MARGIN	67,798	47,033	176,393	144,124

Selling and administrative expenses	44,129	56,651	127,091	131,044
OPERATING INCOME (LOSS)	23,669	(9,618)	49,302	13,080

OTHER EXPENSES (INCOME):
Interest expense	1,831	2,088	5,121	6,976
Interest income	(34)	(81)	(207)	(229)
Other -- net	106	12,133	140	11,869
	1,903	14,140	5,054	18,616

EARNINGS (LOSS) BEFORE
INCOME TAXES	21,766	(23,758)	44,248	(5,536)

Income taxes (credit)	7,402	(8,278)	15,046	(2,447)

NET EARNINGS (LOSS)	$14,364	$(15,480)	$29,202	$(3,089)

NET EARNINGS (LOSS) PER SHARE:
Basic	$.35	$(.38)	$.72	$(.08)
Diluted	$.34	$(.37)	$.69	$(.07)

CASH DIVIDENDS PER SHARE	$.040	$.035	$.120	$.105

SHARES USED FOR NET EARNINGS
(LOSS) PER SHARE COMPUTATION:
Basic	40,750,889	40,635,243	40,734,582	40,590,320
Diluted	42,657,456	41,555,349	42,561,694	41,505,315

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 30,
2000	$44,785	$79,633	$260,158	$(2,532)	$(5,921)	$(38,885)	$337,238

Comprehensive gain (loss):
Net earnings			29,202				29,202
Dividends			(4,984)				(4,984)
Purchase of 524,831
shares of common
stock for treasury						(7,751)	(7,751)
Issuance of common
stock under stock
option plans	613	5,128			(2,024)		3,717
Amortization of unearned
compensation					2,229		2,229
Foreign currency
translation adjustments				(721)			(721)

Balances at September 8,
2001	$45,398	$84,761	$284,376	$(3,253)	$(5,716)	$(46,636)	$358,930

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	36 Weeks Ended
	September 8, 2001	September 9, 2000

OPERATING ACTIVITIES
Net earnings (loss)	$29,202	$(3,089)
Adjustments necessary to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	11,780	11,962
Amortization	1,100	835
Other non-cash items	(3,404)	(3,245)
Realignment and other nonrecurring charges		41,146
Changes in operating assets and liabilities:
Accounts receivable	(22,683)	(15,430)
Inventories	(41,273)	(17,826)
Other assets	1,846	(4,443)
Accounts payable and other accrued liabilities	5,245	(9,662)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,187)	248

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,665)	(6,919)
Other	230	(466)

NET CASH USED IN INVESTING ACTIVITIES	(7,435)	(7,385)

FINANCING ACTIVITIES
Proceeds from long-term debt	105,000	103,744
Payments of long-term debt	(77,304)	(90,827)
Net increase in short-term debt	1,444	83
Cash dividends	(4,984)	(4,349)
Purchase of common stock for treasury	(7,751)	(816)
Proceeds from shares issued under stock incentive plans	3,717	420

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,122	8,255

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,500)	1,118
Cash and cash equivalents at beginning of the period	8,434	1,446

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,934	$2,564

(  ) -- Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 8, 2001 and September 9, 2000

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Certain amounts previously reported in 2000 have been reclassified to conform with the presentation used in 2001.

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

Remaining liabilities associated with the sourcing realignment include pension benefits for certain terminated employees of $2,531,204 to be paid during their retirement and lease termination costs of $177,675 that are payable through 2004.

4. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 8, 2001	September 9, 2000	September 8, 2001	September 9, 2000
Weighted average shares outstanding	41,577,056	41,555,349	41,575,668	41,505,315
Adjustment for nonvested common stock	(826,167)	(920,106)	(841,086)	(914,995)
Denominator for basic earnings per share	40,750,889	40,635,243	40,734,582	40,590,320
Effect of dilutive stock options	1,080,400		986,026
Adjustment for nonvested common stock	826,167	920,106	841,086	914,995
Denominator for diluted earnings per share	42,657,456	41,555,349	42,561,694	41,505,315

Diluted net earnings (loss) per share for periods with a net loss do not include the effect of employee stock options since such inclusion would be antidilutive.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 8, 2001 and September 9, 2000

5. Comprehensive Income (Loss)

Total comprehensive income was $14,785,000 and $28,481,000 for the 12-week and 36-week periods ended September 8, 2001, respectively. Total comprehensive loss was $16,365,000 and $5,420,000 for the 12-week and 36-week periods ended September 9, 2000, respectively. In addition to net earnings, comprehensive income included foreign currency translation gains of $421,000 and losses of $721,000 for the 12-week and 36-week periods ended September 8, 2001, respectively, and losses of $885,000 and $2,331,000 for the 12-week and 36-week periods ended September 9, 2000, respectively.

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

The other business units in the following table consist of the Company's retail, apparel and accessories, tannery and procurement operations. The Company operated 63 domestic retail stores at September 8, 2001 that sell Company-manufactured or sourced products and footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended September 8, 2001
Net sales and other operating income
from external customers	$ 169,773	$ 16,402		$ 186,175
Intersegment sales	4,883	1,077		5,960
Earnings (loss) before income taxes	23,191	832	$ (2,257)	21,766

	36 weeks ended September 8, 2001
Net sales and other operating income
from external customers	$ 444,265	$ 51,832		$ 496,097
Intersegment sales	12,675	3,773		16,448
Earnings (loss) before income taxes	47,288	3,532	$ (6,572)	44,248

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 8, 2001 and September 9, 2000
Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended September 9, 2000
Net sales and other operating income
from external customers	$ 157,649	$ 17,880		$ 175,529
Intersegment sales	3,946	1,101		5,047
Earnings (loss) before income taxes	(24,582)	1,554	$ (730)	(23,758)

	36 weeks ended September 9, 2000
Net sales and other operating income
from external customers	$ 412,579	$ 50,878		$ 463,457
Intersegment sales	11,808	4,272		16,080
Earnings (loss) before income taxes	(9,335)	4,236	$ (437)	(5,536)

7. Financial Instruments and Risk Management

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. These contracts typically have maturities of less than one year and are not designated as accounting hedges. Subsequent changes in the fair value of these contracts were not significant during the 12-week and 36-week periods ended September 8, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings or statement of financial position.

8. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for the Company as of December 30, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on December 30, 2001. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $1,070,000 per year. The Company also will perform the first of the required impairment tests of goodwill as of December 30, 2001, but has preliminarily determined that the effect of these tests on the earnings and financial position of the Company will not be significant.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12 Weeks and 36 Weeks Ended September 8, 2001 (2001 third quarter and 2001 year-to-date, respectively) to the 12 Weeks and 36 Weeks Ended September 9, 2000 (2000 third quarter and 2000 year-to-date, respectively)

Net sales and other operating income of $186.2 million for the 2001 third quarter exceeded the 2000 third quarter level of $175.5 million by $10.7 million (6.1%) and 2001 year-to-date net sales and other operating income of $496.1 million exceeded the 2000 year-to-date level of $463.5 million by $32.6 million (7.0%). On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group and the Wolverine Slipper Group), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the Caterpillar® and Merrell® brands), increased $12.1 million (7.7%) for the 2001 third quarter and $31.7 million (7.7%) for 2001 year-to-date as compared to the respective periods of 2000. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessories Licensing, Wolverine Leathers and Wolverine Procurement, reported a net sales and other operating income decrease of $1.5 million (8.3%) for the 2001 third quarter and a $1.0 million decrease (1.9%) for 2001 year-to-date as compared to the respective periods of 2000.

The Casual Footwear Group reported a decrease in net sales and other operating income of $6.2 million (11.8%) in the 2001 third quarter and a $17.6 million (13.3%) decrease for 2001 year-to-date when compared to the same periods in 2000. The Hush Puppies Company's 2001 third quarter and year-to-date net sales and other operating income decreased from the 2000 levels as Hush Puppies U.S. experienced soft sales as a result of a weak retail environment and related inventory reductions by its customers. Hush Puppies U. K.'s 2001 third quarter net sales and other operating income increased 8.2% as compared to the same period in 2000 due to improved product offerings and heightened consumer demand. Year-to-date 2001 net sales and other operating income for Hush Puppies U. K. declined from prior period levels due to the loss of its largest customer that transitioned its business to the discount retail market, which is not serviced by the Company. The Children's Footwear Group also experienced a decrease in net sales and other operating income for the 2001 third quarter and year-to-date as a result of losing one major customer and a number of other customers that exited the childrens' footwear business. The Wolverine Slipper Group's 2001 third quarter and year-to-date net sales and other operating income decreased compared to the same periods in 2000 resulting, in part, from a shift in the timing of shipments for early 2000 orders.

The Wolverine Footwear Group's net sales and other operating income increased $4.8 million (7.4%) for the 2001 third quarter as compared to 2000 and $16.9 million (9.5%) for 2001 year-to-date over 2000 year-to-date. Wolverine®, Harley-Davidson® and Stanley® footwear contributed the majority of this increase as the brands enjoyed increased consumer demand and wider distribution in the marketplace. These increases were partially offset by the HYTEST® work boot wholesale business, which reported a decrease in net sales and other operating income as compared to the 2000 third quarter and year-to-date levels. Declines in net sales and other operating income are primarily a result of decreased shipments to independent mobile shoe distributors that historically sold only HYTEST® brand product, but now also sell Wolverine®, CAT® and Stanley® brand work boots. Net sales and other operating income for the Bates® brand is down slightly due primarily to the timing of contract awards from the Department of Defense.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $13.5 million (34.7%) for the 2001 third quarter and $32.4 million (31.8%) for 2001 year-to-date over the same periods of 2000. The Merrell® outdoor footwear business accounted for the increase in net sales and other operating income as a result of new product offerings and the expansion of its domestic and international distribution. CAT® footwear reported a decrease in both the U.S. wholesale and international markets in net sales and other operating income for the 2001 third quarter and the 2001 year-to-date as compared to the respective periods of 2000 due to poor retail conditions and a loss of distribution from the closure of certain key retailers.

Within the Company's other business units, Wolverine Retail's net sales and other operating income decreased $0.3 million (2.7%) for the 2001 third quarter and $0.7 million (2.5%) for 2001 year-to-date as compared to the same periods of 2000. The Wolverine Leathers and Wolverine Procurement divisions recorded a decrease in net sales and other operating income of $1.2 million from the 2000 third quarter and an increase of $0.1 million over the 2000 year-to-date level. The 2001 third quarter decrease relates primarily to reduced demand for sueded leather for footwear.

As discussed in Note 3 of the consolidated condensed financial statements, on July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company closed manufacturing facilities in New York, Missouri, Canada, Costa Rica and Puerto Rico. Remaining liabilities associated with the sourcing realignment include pension benefits for certain terminated employees and lease termination costs. A non-recurring, pre-tax charge to earnings of $41.1 million was recorded in the 2000 third quarter, of which $11.7 million was reflected in cost of products sold for inventory write-downs, $17.0 million was recognized in selling and administrative expenses for severance, bad debt, and a portion of other expenses, and $12.4 million was recorded in other expense for the loss on disposal of fixed assets, goodwill impairment and other exit costs. The realignment charge resulted in a reduction of earnings of $0.65 per share for the 2000 third quarter and 2000 year-to-date.

The following table summarizes the 2001 results and the effect of the nonrecurring charges on certain components of the Company's 2000 third quarter and year-to-date operating results (thousands of dollars, except per share data; percentages relate to total net sales and other operating income):
	2001		2000
			Results Excluding		Effect of
	Results		Nonrecurring		Nonrecurring	Results
	As Reported		Charges		Charges	As Reported
	$	%	$	%	$	$	%
Gross Margin
Third quarter	$67,798	36.4%	$58,721	33.5%	$11,688	$47,033	26.8%
Year-to-date	176,393	35.6%	155,812	33.6%	11,688	144,124	31.1%

Selling and Administrative
Expenses
Third quarter	44,129	23.7%	39,557	22.6%	17,054	56,651	32.2%
Year-to-date	127,091	25.6%	113,990	24.6%	17,054	131,044	28.3%

Other Expenses
Third quarter	1,903	1.0%	1,736	1.0%	12,404	14,140	8.1%
Year-to-date	5,054	1.0%	6,212	1.3%	12,404	18,616	4.0%

Earnings (Loss) Before
Income Taxes
Third quarter	21,766	11.7%	17,388	9.9%	41,146	(23,758)	-13.5%
Year-to-date	44,248	8.9%	35,610	7.7%	41,146	(5,536)	-1.2%

Net Earnings (Loss)
Third quarter	14,364	7.7%	11,650	6.6%	27,130	(15,480)	-8.8%
Year-to-date	29,202	5.9%	24,041	5.2%	27,130	(3,089)	-0.7%

Diluted Earnings (Loss)
Per Share
Third quarter	$.34		$.28		$(.65)	$(.37)
Year-to-date	.69		.58		(.65)	(.07)

The analysis in the following paragraph excludes the realignment and other nonrecurring charges in 2000. Gross margin as a percentage of net sales and other operating income for the 2001 third quarter was 36.4%, compared to 33.5% for the 2000 third quarter. The 2001 year-to-date gross margin of 35.6% compares to 33.6% for the same period in 2000. Gross margin dollars increased $9.1 million or 15.5% for the 2001 third quarter and $20.6 million or 13.2% for 2001 year-to-date as compared to the same periods of 2000, respectively. The gross margin percentages for the branded footwear businesses were 36.3% for the 2001 third quarter and 35.4% for 2001 year-to-date as compared to 33.0% and 33.1% for the same periods of 2000, respectively. The margin increases for the branded footwear businesses reflect a larger mix of high margin Merrell® and Harley-Davidson® sales and improved initial margins from the Hush Puppies U.S. wholesale operation and the Wolverine Slipper Group in 2001 as compared to 2000. The benefits realized from the 2000 sourcing realignment also contributed to the margin increase. The gross margin percentage for the other business units increased slightly to 38.1% for the 2001 third quarter from 37.9% for the same period of 2000 and decreased to 36.9% for 2001 year-to-date compared to 37.7% for 2000 year-to-date as a result of increased raw material costs associated with the tannery operations.

The analysis in the following paragraph excludes the realignment and other nonrecurring charges in 2000. Selling and administrative expenses of $44.1 million for the 2001 third quarter increased $4.5 million from the 2000 third quarter level of $39.6 million and, as a percentage of net sales and other operating income, increased to 23.7% in 2001 compared to 22.6% in the 2000 third quarter. Selling and administrative expenses for 2001 year-to-date increased $13.1 million to $127.1 million from $114.0 million for the same period of 2000 and, as a percentage of net sales and other operating income, increased to 25.6% in 2001 compared to 24.6% for 2000 year-to-date. The change in the year-to-date selling and administrative expenses includes increases of $3.1 million in advertising costs, $7.8 million in selling and administration costs for expansion of the Merrell®, Stanley® and Harley-Davidson® brands and $3.1 million in employee benefit program costs.

Interest expense for the 2001 third quarter was $1.8 million, compared to $2.1 million for the same period of 2000. Interest expense for 2001 and 2000 year-to-date was $5.1 million and $7.0 million, respectively. The decrease in interest expense for 2001 year-to-date reflects lower average borrowings as compared to 2000 year-to-date and lower interest rates on the Company's borrowings under its revolving credit facility.

The analysis in the following paragraph excludes the realignment and other nonrecurring charges in 2000. The 2001 third quarter and year-to-date effective tax rate of 34.0% compares to 33.0% for the respective periods in the prior year. The increase in the 2001 effective tax rate over 2000 relates to a higher percentage of income being generated in jurisdictions with relatively higher tax rates.

The analysis in the following paragraph excludes the realignment and other nonrecurring charges in 2000. Net earnings of $14.4 million for the 2001 third quarter compares to net earnings of $11.7 million for the same period in 2000. The 2001 year-to-date net earnings increased to $29.2 million in 2001 from $24.0 million for the same period of 2000. Diluted earnings per share were $0.34 and $0.69 for the 2001 third quarter and 2001 year-to-date, respectively compared to $0.28 and $0.58 for the same periods of 2000, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $18.2 million for 2001 year-to-date compared to $0.2 million provided by operating activities for 2000 year-to-date. Cash of $56.9 million for 2001 year-to-date and $47.4 million for 2000 year-to-date was used to fund working capital requirements. Accounts receivable of $184.6 million at September 8, 2001 reflects an increase of $4.2 million (2.3%) from the balance at September 9, 2000 and an increase of $22.7 million (14.0%) from the December 30, 2000 balance. Inventories of $185.5 million at September 8, 2001 reflect an increase of $10.6 million (6.0%) compared to the balance at September 9, 2000 and an increase of $41.3 million (28.6%) over the balance at December 30, 2000, reflecting consistent seasonal trends. Accounts payable and other accrued liabilities of $54.0 million at September 8, 2001 reflect a $6.9 million (14.8%) increase over the $47.1 million balance at September 9, 2000 and a $5.2 million (10.7%) increase from the $48.8 million balance at December 30, 2000. The increase in accounts payable and other accrued liabilities compared to the 2000 third quarter level was primarily attributable to income taxes payable resulting from higher earnings in 2001 as compared to 2000.

Additions to property, plant and equipment of $7.7 million for 2001 year-to-date compares to $6.9 million reported for the same period of 2000. This increase occurred because the Company's planned purchases were made in different periods in 2001 as compared to 2000. Depreciation and amortization expense was $12.9 million for 2001 year-to-date compared to $12.8 million for the same period of 2000.

The Company maintains short-term borrowing and commercial letter-of-credit facilities of $66.4 million, of which $35.0 million, $27.9 million and $27.0 million were outstanding at September 8, 2001, September 9, 2000 and December 30, 2000, respectively. Long-term debt, excluding current maturities, of $115.6 million at September 8, 2001 compares to $147.7 million and $87.8 million at September 9, 2000 and December 30, 2000, respectively. The decrease in debt at September 8, 2001 as compared to September 9, 2000 resulted from improved operating cash flows that provided funds to pay down amounts borrowed under the revolving credit facility.

The Company has long-term revolving credit facilities of $110.0 million expiring in May 2006. The revolving credit facilities are used to support working capital requirements. The combination of credit facilities and cash flows from operations is expected to be sufficient to meet future capital needs in the forseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and repurchase the Company's common stock under the repurchase program as discussed in the following paragraph.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. There were no shares repurchased during the 2001 third quarter and 395,500 total cumulative common shares were repurchased under the program through September 8, 2001. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The 2001 third quarter dividend declared of $.04 per share of common stock represents a 14.3% increase over the $.035 per share declared in the 2000 third quarter. The dividend is payable November 1, 2001 to stockholders of record on October 1, 2001.

The current ratio was 6.3 to 1.0 for the 2001 third quarter compared with 7.2 to 1.0 for the same period of 2000. The Company's total debt to total capital ratio decreased to 0.25 to 1.0 for the 2001 third quarter from 0.32 to 1.0 for the same period of 2000.

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

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 23, 2001	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

October 23, 2001	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

October 23, 2001	/s/ Nicholas P. Ottenwess
Date	Nicholas P. Ottenwess Vice President of Finance and Corporate Controller (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.