Form 10-K
period 2001-12-29
WOLVERINE WORLD WIDE INC /DE/
filed 2002-03-29
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 1-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1185150 (I.R.S. employer identification no.)

9341 Courtland Drive, Rockford, Michigan (Address of principal executive offices)	49351 (Zip code)

Registrant's telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value, Non-Cumulative	New York Stock Exchange/Pacific Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 22, 2002: 41,658,411.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on March 22, 2002: $698,225,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 25, 2002, are incorporated by reference into Part III of this report.

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

          Consumers around the world purchased more than 36 million pairs of Company branded footwear during fiscal 2001, making the Company a global leader among U.S. shoe companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort. The products are marketed throughout the world under widely recognized brand names, including Bates®, CAT®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under three operating divisions: (i) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (ii) the Performance Footwear Group, focusing on the CAT® and Merrell® product lines of performance and lifestyle footwear and (iii) the Casual Footwear Group, focusing on Hush Puppies® brand comfortable casual shoes, slippers and moccasins under the Hush Puppies® brand and other private labels for third party retailers. The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 64 Company-owned retail stores and to accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to whom Wolverine distributes operate multiple storefront locations. The Company's products are distributed worldwide in over 140 markets through licensees and distributors.

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

          For financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K. The Company has one reportable operating segment, Branded Footwear. The "Branded Footwear" segment is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. The Company's "Other Businesses" category consists of the Company's retail stores, apparel and accessory licensing, tannery and pigskin procurement operations. Financial information regarding the Company's operating segments and financial information about geographic areas can be found in Note 9 to the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

Branded Footwear.

          The Company sources and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, CAT®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company, through its wholly owned subsidiary, Wolverine Slipper Group, Inc., also sources constructed slippers and moccasins and markets them under the Hush Puppies® and Turtle Fur® trademarks and on a private label basis. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities.

          The Company's three branded footwear operating divisions are described below.

                    1.          The Wolverine Footwear Group. The Wolverine Footwear Group encompasses multiple brands designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The Wolverine® brand, which has been in existence for 119 years, is identified with performance and quality and markets work and outdoor footwear in two categories: (i) work and industrial footwear; and (ii) rugged outdoor and sport footwear. The Wolverine Footwear Group also includes the Bates® and HyTest® product lines. These products feature quality materials and components and patented technologies and designs, such as DuraShocks®, DuraShocks SR™, Wolverine Fusion™ and Wolverine Durashocks Motion Control™, and unique proprietary technologies such as the SEMC® non-metallic composite safety toe and the new Wolverine Compressor™ technology. The Wolverine Footwear Group also markets Harley-Davidson® footwear. Harley-Davidson® footwear styles include traditional motorcycle riding designs as well as contemporary fashion, military and western inspired footwear. The Wolverine Footwear Group also markets hiking and outdoor shoes, boots and sandals through the Coleman® footgear line of products. In addition, the Wolverine Footwear Group markets Stanley® work boots and shoes.

          Wolverine® Work and Industrial Footwear. The Company believes the Wolverine® brand has built its reputation by offering quality, durable and comfortable work boots and shoes. The development of DuraShocks® technology allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion™, Wolverine Durashocks Motion Control™, SEMC® composite safety toe and Compressor™ technologies continue the Company's tradition of comfortable work and industrial footwear. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers.

          Wolverine® Rugged Outdoor and Sport Footwear. The Wolverine® rugged outdoor and sport product lines incorporate DuraShocks®, DuraShocks SR™, Wolverine Fusion™, Wolverine Durashocks Motion Control™ and Compressor™ technology and other comfort features into products designed for rugged outdoor and casual use. This broad product line targets active lifestyles and includes all-terrain sport boots, walking shoes, trail hikers, rugged casuals and outdoor sandals. The Company also produces boots that target hunters, fishermen and other active outdoor users. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics and the Company's performance leathers and patented DuraShocks® technologies.

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

          HyTest®. The HyTest® product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various safety features into its product lines, including steel toe, composite toe, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology and the proprietary SEMC® composite toe to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently owned Shoemobile® mobile truck retail outlets providing direct sales of the Company's occupational and work footwear brands to workers at industrial facilities.

          Harley-Davidson® Footwear. Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® brand footwear throughout the world. Harley-Davidson® brand footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of approximately 650 independent Harley-Davidson® dealerships as well as through department stores and specialty retailers.

          Coleman® Footgear. The Company has been granted the exclusive rights to manufacture, market, distribute and sell outdoor footwear under the Coleman® brand in Europe, Asia and the Middle East. Coleman® brand footwear products include lightweight hiking boots, outdoor sport boots, rubber footgear and outdoor sandals, which are sold primarily at value-oriented prices through specialty retailers and mass merchants.

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

                    2.          The Performance Footwear Group. The Performance Footwear Group began operating as a separate division of the Company in 1999. The Performance Footwear Group is comprised of two of the Company's performance-lifestyle brands, CAT® and Merrell®.

          CAT® Footwear. The Company has been granted the exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with CAT® equipment enhances the reputation of its boots for quality, ruggedness and durability. CAT® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, the Company also manufactures and markets CAT® Marine Power footwear, designed for industrial and recreational marine uses. CAT® footwear products target work and industrial users and active lifestyle users. CAT® footwear is marketed in over 130 countries worldwide.

          Merrell® Footwear. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor inspired casual footwear designed for backpacking, day hiking and every day use. The Merrell® product line also includes the "After-Sport" product line, incorporating Merrell® Footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs.

                    3.          The Casual Footwear Group. The Casual Footwear Group consists of the Hush Puppies Company and the Wolverine Slipper Group, Inc. Each of these groups is described below.

          The Hush Puppies Company. Over its 44-year heritage, the Hush Puppies® brand has been a pioneer of comfortable casual shoes. The diverse product line includes numerous styles for both work and casual wear and utilizes comfort features, such as the Comfort Curve® sole, Float Fx™, patented Bounce® technology and lightweight Zero-G™ constructions. Hush Puppies® shoes are sold to men, women and children in over 90 countries through department stores, catalogs, and independent retailers.

          Wolverine Slipper Group, Inc. Through its wholly owned subsidiary, Wolverine Slipper Group, Inc., the Company is one of the leading suppliers of constructed slippers in the United States. The styling of Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. Wolverine Slipper Group, Inc., designs and manufactures constructed slippers, aftersport footwear and moccasins on a private label basis according to customer specifications. In addition to its traditional line of private label slippers, Wolverine Slipper Group, Inc. also manufactures and markets slipper products under the popular Hush Puppies® and Turtle Fur® brands and has developed a College Clogs™ program for the sale of licensed collegiate slipper products.

Other Businesses.

          In addition to the manufacture and marketing of the Company's footwear products that are reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly owned subsidiary Wolverine Procurement, Inc., (iii) operates 64 domestic retail footwear stores, and (iv) licenses the Company's brand names for use on non-footwear products.

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

          3.          Retail Stores.          The Company operated 64 domestic retail shoe stores as of February, 2002, under three formats, consisting of 61 factory outlet stores under the Hush Puppies and Family name, two mall-based stores called Up Footgear™ and one Hush Puppies specialty store. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 61 factory outlet stores carry a large selection of first quality Company branded footwear at discounted retail prices. The Up Footgear™ stores feature Company brands such as Wolverine®, Merrell®, Hush Puppies®, CAT® and Harley-Davidson®. These stores also carry a selection of branded footwear from other manufacturers. The Hush Puppies® specialty store is located in the Mall of America in Minneapolis, Minnesota and showcases Hush Puppies® footwear.

          4.          Apparel and Accessory Licensing. The Company's Apparel and Accessory Licensing Division licenses the Company's brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current licensing programs include Hush Puppies® brand apparel, eyewear, watches and plush toys, and Wolverine® brand apparel, gloves and watches.

Marketing.

          The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States market to foster a differentiated and consistent image for each of the Company's core footwear brands. Each footwear brand group has its own marketing personnel who develop the marketing strategy for products within that group. Domestic marketing campaigns target both the Company's retail accounts and consumers, and strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans include print, radio and television advertising, in-store point of purchase displays, promotional materials, and sales and technical assistance.

          The Company's footwear brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance provided by the Company to its licensees and distributors are (i) direction concerning the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting concerning retail store layout and design. The Company believes its footwear brand names provide a competitive advantage. In support of this belief, the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution.

          The Company uses a wide variety of distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses three primary distribution strategies.

•

Traditional wholesale distribution is used to service department stores (such as J.C. Penney, Sears and Nordstrom), large footwear chains (such as Walking Company and Famous Footwear), specialty retailers (such as Eastern Mountain Sports), catalog and independent retailers, and military outlets. A dedicated sales force and customer service team, advertising and point of purchase support, and in-stock inventories are used to service these accounts.

•

Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchants and government customers.

•	A network of independent Shoemobile® distribution outlets is used to distribute the Company's work and occupational footwear at industrial facilities.

          In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above. The Company is developing various programs both independently and with its retail customers for the distribution of its products over the Internet and operates a direct to customer site at www.upfootgear.com.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's net sales and other operating income in fiscal 2001.

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

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's owned operations in Canada, the United Kingdom, France, Germany, and The Netherlands and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Merrell (Europe) Limited, Hush Puppies Canada Footwear, Ltd., and the Merrell Canada division. In addition, in January 2002, the Company established a new subsidiary to manage the CAT® footwear brand in the European market. This new joint venture entity, Wolverine Europe Limited, purchased on-going operations and assets of the European CAT footwear business from Overland Group Limited of London, England. The markets served directly by Wolverine Europe will include Austria, France, Germany, The Netherlands, and the United Kingdom, and it will continue to coordinate and oversee support for other European markets served by independently-owned distributors. In October of 2001, the Company also expanded its owned Merrell operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell Europe B.V. was formed to direct the operations of these additional countries. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of Company footwear bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CAT®, Coleman® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop international markets without the capital commitment required to maintain inventories or fund localized marketing programs. In fiscal 2001, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 18 million pairs of footwear, which is similar to the level of international sales in fiscal 2000.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 75% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 85% are purchased or sourced from third parties, with the remainder produced at Company-owned facilities. Footwear produced by the Company is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, the Dominican Republic and Mexico. For some of the Company-produced footwear, the Company has implemented a "twin plant" concept whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's domestic facilities.

          The Company's factories each have the flexibility to produce a variety of footwear, and depart from the industry's historic practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company produces primarily slippers and work footwear in its domestic and international facilities, allowing the Company to respond to both market and customer-specific demand. In fiscal 2000, the Company announced its intention to close its facilities in Malone, New York; Kirksville, Missouri; Aguadilla, Puerto Rico; San Jose, Costa Rica; and Alexandria, Ontario, Canada. Consolidating operations into the remaining facilities allows the Company to take better advantage of sophisticated global sourcing alternatives. The Company significantly completed these closures in 2001 resulting in more flexible and efficient sourcing of Company products.

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

          The Company owns and operates a pigskin tannery through its Wolverine Leathers Division, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing leather using proprietary technology at prices below those available from other sources.

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

          The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war or terrorism, political disturbances and similar events, the imposition of trade barriers, quotas and tariffs and loss of most favored nation trading status. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion™, DuraShocks®, Hidden Tracks®, Bounce®, Comfort Curve®, HyTest®, Merrell® and FootRests®. The Company has obtained the right to manufacture, market and distribute footwear throughout most countries of the world under the CAT® and Harley-Davidson® trademarks; the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark; the right to manufacture, market and distribute slippers in the United States and certain other countries under the Turtle Fur® trademark; and the right to manufacture, market and distribute footwear in Europe, Asia and the Middle East under the Coleman® trademark ― all pursuant to license arrangements with the respective trademark owners. All of the Company's licenses are long term and extend for three or more years with renewal options with the exception of the Turtle Fur® license which expires in March 2004. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers™.

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

Order Backlog.

          At March 23, 2002, the Company had a backlog of footwear orders of approximately $233 million compared with a backlog of approximately $195 million at March 24, 2001. Approximately half of the backlog increase is related to orders for products expected to be shipped in the third and fourth quarters of 2002 and can be affected by the timing of customer requests for shipment of the ordered products. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 2002. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States and Europe. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least eight major competitors in connection with the sale of its sport boots, and at least twenty major competitors in connection with the sale of its casual, work and outdoor shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

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

Environmental Matters.

          Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites or other regulatory issues.

Employees.

          As of December 29, 2001, the Company had approximately 4,614 domestic and foreign production, office and sales employees. Approximately 753 employees were covered by four union contracts expiring at various dates through March 31, 2004. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

Item 2.  Properties.

          The Company either directly or through its subsidiaries owned or leased the following offices and manufacturing facilities as of December 29, 2001:

LOCATION	TYPE OF FACILITY	OWNED LEASED	SQUARE FOOTAGE

Rockford, MI	Administration/Sales	Owned	223,300
Jonesboro, AR	Administration/Sales	Leased	5,680
Malone, NY*	Administration/Sales	Owned	11,718
New York, NY	Administration/Sales	Leased	3,811
St. Laurent, Quebec, Canada	Administration/Sales	Leased	2,800
Saint-Sauveur-des-Monts,
Quebec, Canada	Administration/Sales	Leased	1,500
Tai Chung, Taiwan	Administration/Sales	Leased	19,000
Leicester, England	Administration/Sales	Leased	13,250
Bristol, England	Administration/Sales	Leased	5,200
London, England	Administration/Sales	Leased	19,800
Dusseldorf, Germany	Administration/Sales	Leased	6,250
Paris, France	Administration/Sales	Leased	7,731
Utrecht, The Netherlands	Administration/Sales	Leased	950
Almere, The Netherlands	Administration/Sales	Leased	1,600

Total Administration/Sales			322,590

Rockford, MI	Tannery	Owned	160,000
Des Moines, IA	Procurement	Owned	6,200
Dyersburg, TN	Procurement	Leased	12,000
Durant, OK	Procurement	Leased	12,900
Dennison, KS	Procurement	Leased	1,855

Total Tannery and Procurement			192,955

Jonesboro, AR	Manufacturing	Leased	79,197
Jonesboro, AR	Manufacturing	Owned	11,680
Monette, AR	Manufacturing	Owned	18,030
Rockford, MI	Manufacturing	Owned	20,833
Rockford, MI	Manufacturing	Owned	19,624
Rockford, MI	Manufacturing	Owned	7,790
Big Rapids, MI	Manufacturing	Owned	77,626
Kirksville, MO*	Manufacturing	Owned	104,000
Malone, NY*	Manufacturing	Owned	90,664
Malone, NY*	Manufacturing	Owned	37,596
Malone, NY*	Manufacturing	Owned	8,100
Malone, NY*	Manufacturing	Owned	27,125

Monterrey, MX	Manufacturing	Leased	60,000
San Pedro, Dominican Republic	Manufacturing	Leased	65,111
Santo Domingo, Dominican Republic	Manufacturing	Leased	54,332

Total Manufacturing			681,708

Jonesboro, AR	Warehouse	Leased	2,000
Jonesboro, AR	Warehouse	Owned	13,500
Jonesboro, AR	Warehouse	Owned	15,478
Rockford, MI	Warehouse	Owned	304,278
Rockford, MI	Warehouse	Owned	93,140
Rockford, MI	Warehouse	Owned	75,000
Cedar Springs, MI	Warehouse	Leased	32,900
Cedar Springs, MI	Warehouse	Leased	230,000
Howard City, MI	Warehouse	Leased	350,000
Malone, NY	Warehouse	Owned	115,211
St. Laurent, Quebec, Canada	Warehouse	Leased	33,000
Wellingborough, England	Warehouse	Leased	2,500

Total Warehouse			1,267,007

*  Facility is currently idle.

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

Name	Age	Positions held with the Company

Geoffrey B. Bloom	60	Chairman of the Board
Steven M. Duffy	49	Executive Vice President and President,
		Global Operations Group
V. Dean Estes	52	Vice President and President,
		Wolverine Footwear Group
Stephen L. Gulis, Jr.	44	Executive Vice President, Chief Financial
		Officer and Treasurer
Blake W. Krueger	48	Executive Vice President, General Counsel
		and Secretary
Timothy J. O'Donovan	56	Chief Executive Officer and President
Nicholas P. Ottenwess	39	Vice President of Finance and Corporate Controller
Robert J. Sedrowski	52	Vice President of Human Resources
James D. Zwiers	34	Associate General Counsel and Assistant
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

          Nicholas P. Ottenwess has served the Company as Vice President of Finance and Corporate Controller since June 2001. From September 1997 to June 2001 he served the Company as Corporate

Controller. From 1993 to September 1997 he served the Company as Vice President of Finance & Administration for The Hush Puppies Company.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low sales prices on the New York Stock Exchange and dividends declared by calendar quarter for 2001 and 2000. The number of stockholders of record on March 1, 2002, was 1,811.

	2001		2000

	High	Low	High	Low
First quarter	$19.56	$12.96	$13.38	$9.00
Second quarter	18.49	13.30	13.50	10.19
Third quarter	19.50	15.00	12.69	9.00
Fourth quarter	16.98	12.25	17.50	8.56

Cash Dividends Declared Per Share:

	2001	2000
First quarter	$.04	$.035
Second quarter	.04	.035
Third quarter	.04	.035
Fourth quarter	.04	.035

Dividends of $.045 were declared in the first quarter of fiscal 2002.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)
(Thousands of Dollars, Except Per Share Data)

	2001	2000	1999	1998	1997
Summary of Operations
Net sales and other
operating income	$720,066	$701,291	$665,576	$669,329	$665,125
Net earnings	45,240	10,690	32,380	41,651	41,539
Per share of common stock:
Net earnings, as reported: (2)(3)
Basic	$1.11	$.26	$.80	$1.00	$1.00
Diluted	1.07	.26	.78	.97	.96
Cash dividends declared (3)	.16	.14	.12	.11	.09
Financial Position at Year End
Total assets	$543,678	$494,568	$534,395	$521,478	$449,663
Long-term debt	90,848	92,194	139,201	161,650	94,264

Notes to Five-Year Operating and Financial Summary

1.

This summary should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. In particular, see the discussion of the nonrecurring charges in Note 11 to the consolidated financial statements.

2.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding common stock.

3.

On April 17, 1997, the Company announced a three-for-two stock split on shares of common stock outstanding at May 2, 1997. All share and per share data have been adjusted for the increased shares resulting from this split.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Results of Operations--2001 Compared to 2000

          Net sales and other operating income increased 2.7% to $720.1 million in 2001 compared to $701.3 million in 2000. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, and the Wolverine Slipper Group, Inc.), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the CAT® and Merrell®

brands) increased $22.0 million (3.5%) in 2001 compared to 2000. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, Inc., reported a $3.2 million (4.1%) decrease in net sales and other operating income in 2001 compared to 2000. Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products utilizing the Company's trademarks and brand names is recognized as earned based on the completion of stated contractual terms.

          The Casual Footwear Group reported a decrease in net sales and other operating income of $12.0 million (6.4%) in 2001 compared to 2000. Net sales and other operating income for the Hush Puppies Company decreased from 2000 levels as Hush Puppies U.S. experienced soft sales as a result of a weak retail environment. Many retailers remained reluctant to place reorders due to concerns about the economy and rising inventory levels. Hush Puppies Canada recorded a 4.6% increase in net sales and other operating income due to the successful launch of Steps by Hush Puppies™, a middle market product for men and women. Hush Puppies U.K. experienced a slight decline for the year due to the loss of its largest customer during the second quarter of 2001. This customer transitioned its business to the discount retail market, which is not serviced by the Company. The Children's Footwear Group experienced a decrease in net sales and other operating income for 2001 as a result of losing several customers that exited the childrens' footwear business. Net sales and other operating income for the Wolverine Slipper Group was generally consistent with 2000 levels.

          The Wolverine Footwear Group's net sales and other operating income increased $5.5 million (2.0%) in 2001 compared to 2000. Wolverine®, Harley-Davidson® and Stanley® footwear provided the increase with expanded distribution networks in 2001. In 2001, Stanley® footgear, a new footwear line for the Company as of the third quarter of 2000, expanded its distribution network to include the HYTEST® mobile retail units in addition to its current distribution to Payless ShoeSource, Inc. These increases were partially offset by Bates®, which reported a 3.4% decrease in net sales and other operating income from 2000, primarily due to the timing of contract awards for the Department of Defense. Also reporting a decrease in net sales and other operating income was the HYTEST® work boot business. HYTEST® sells primarily to employees of large manufacturing companies that were adversely affected by the weakened economy.

          The Performance Footwear Group reported record net sales and other operating income, reflecting an increase of $28.5 million (18.5%) for 2001 compared to 2000. The Merrell® outdoor footwear business accounted for the majority of the increase as a result of strong consumer demand for the brand, new product offerings and expansion of its domestic and international distribution. Partially offsetting the Merrell® increase was a decrease in net sales and other operating income reported by CAT® footwear due to retail account closings, weak retail performance and a decline in the European business.

          The Company's other business units reported a combined $3.2 million (4.1%) decrease in net sales and other operating income in 2001 compared to 2000. Wolverine Retail reported a $0.8 million (1.9%) increase in net sales and other operating income in 2001 compared to 2000. Wolverine Procurement's net sales and other operating income increased $2.4 million in 2001 over 2000 due to an increase in the market price for sow skins. These increases were offset by Wolverine Leathers, which recorded a $5.8 million decrease in net sales and other operating income primarily as a result of a decline in production of Hush Puppies® and CAT® products worldwide. Net sales and other operating income for Apparel and Accessory Licensing increased slightly for 2001 compared to 2000.

          As discussed in Note 11 to the consolidated financial statements, on July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company closed manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica in the second half of 2000. A nonrecurring, pre-tax charge to earnings of $45.0 million was recorded in 2000, of which $15.0 million was reflected in cost of products sold for inventory write-downs, $29.6 million was recognized in selling and administrative expenses for severance, bad debt, loss on disposal of fixed assets and goodwill impairment, and $0.4 million was recorded in other expenses. These charges resulted in a $0.71 per share reduction of net earnings for 2000. The realignment activities were primarily completed in the third and fourth quarters of 2000 and the first half of 2001. Remaining liabilities of $2.8 million associated with the sourcing realignment include pension benefits for certain terminated employees and lease termination costs.

          The following table summarizes the 2001 results and the effect of the 2000 nonrecurring charge on certain components of the Company's operating results (thousands of dollars, except per share data; percentages relate to total net sales and other operating income):

	Results As Reported		Effect of Nonrecurring Charges	Results Excluding Nonrecurring Charges
	2001

Net sales	$720,066	100.0%	$-	$720,066	100.0%
Gross margin	257,036	35.7%	-	257,036	35.7%
Selling and administrative expenses	182,178	25.3%	-	182,178	25.3%
Other expenses	6,311	0.9%	-	6,311	0.9%
Earnings before income taxes	68,547	9.5%	-	68,547	9.5%
Net earnings	45,240	6.3%	-	45,240	6.3%

Diluted earnings per share	$1.07	-	$-	$1.07	-

	2000
Net sales	$701,291	100.0%	$-	$701,291	100.0%
Gross margin	223,973	31.9%	15,036	239,009	34.1%
Selling and administrative expenses	198,953	28.4%	29,589	169,364	24.2%
Other expenses	10,005	1.4%	425	9,580	1.4%
Earnings before income taxes	15,015	2.1%	45,050	60,065	8.6%
Net earnings	10,690	1.5%	29,813	40,503	5.8%

Diluted earnings (loss) per share	$.26	-	$(.71)	$.97	-

          The analysis in this paragraph excludes the nonrecurring charge in 2000. Gross margin as a percentage of net sales and other operating income was 35.7% and 34.1% in 2001 and 2000, respectively. Gross margin dollars in 2001 increased $18.0 million or 7.5% to $257.0 million compared to $239.0 million in 2000. The gross margin percentage for the branded footwear businesses increased to 35.6% in

2001 from 33.5% in 2000. The increase in gross margins for the branded footwear businesses resulted primarily from initial pricing margin improvements and benefits from the 2000 realignment discussed above. Additionally, increased shipments of higher margin Merrell® and Harley-Davidson® products improved the mix of overall margins. The gross margin percentage for the other business units decreased to 36.6% in 2001 compared to 38.5% in 2000, primarily due to a reduction in process efficiencies resulting from a decline in sales volume at Wolverine Leathers.

          The analysis in this paragraph excludes the nonrecurring charge in 2000. Selling and administrative expenses of $182.2 million for 2001 increased $12.8 million (7.6%) from the 2000 level of $169.4 million and, as a percentage of net sales and other operating income, increased to 25.3% in 2001 from 24.2% in 2000. The change in selling and administrative expenses primarily includes increases of $2.2 million in advertising costs and $10.1 million in selling and administrative costs related to the expansion of the Merrell®, Harley-Davidson® and Stanley® brands.

          Interest expense in 2001 was $7.2 million compared to $10.3 million in 2000. The decrease in interest expense reflected lower average borrowings and declining interest rates in 2001 compared to 2000.

          The Company's 2001 effective income tax rate of 34.0% compared to 28.8% for 2000. The increase is due to income tax benefits from nontaxable earnings of foreign affiliates representing a smaller percentage of taxable income 2001. The carrying value of the Company's gross deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change in the future, the Company may be required to record valuation allowances against its gross deferred tax assets in future years. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company has not recorded a valuation allowance in 2001, 2000 or 1999.

          Net earnings were $45.2 million for 2001 compared to $10.7 million for 2000. Diluted earnings per share were $1.07 for 2001 compared to $0.26 for 2000. Excluding the 2000 nonrecurring charges, net earnings were $40.5 million and diluted earnings per share were $0.97 for 2000.

Results of Operations--2000 Compared to 1999

          Net sales and other operating income increased 5.4% to $701.3 million in 2000 compared to $665.6 million in 1999. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of the Casual Footwear Group (which, in 1999, included the Russian wholesale business), the Wolverine Footwear Group, and the Performance Footwear Group increased $31.9 million (5.4%) in 2000 compared to 1999. The Company's other business units reported a $3.8 million (5.1%) increase in net sales and other operating income in 2000 compared to 1999.

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

          The Performance Footwear Group reported record net sales and other operating income, reflecting an increase of $37.2 million (32.0%) for 2000 compared to 1999. The Merrell® outdoor footwear business accounted for the increase in net sales and other operating income as a result of strong consumer demand for the brand, new product offerings and expansion of its domestic and international distribution. Partially offsetting this increase was a net sales and other operating income decrease reported by CAT® footwear.

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

          As discussed above, on July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. These charges resulted in a $0.71 per share reduction of net earnings for 2000. The realignment was initiated to improve factory efficiencies, reduce factory and corporate overhead, and improve margins as the production of various footwear products was shifted to lower cost offshore manufacturing facilities. The realignment activities were primarily completed in the third and fourth quarters of 2000.

          During 1999, the Company recorded a nonrecurring, pre-tax charge to earnings of $14.0 million related to the closing of its Russian wholesale footwear business, of which $6.9 million was reflected as a write-down of inventory in cost of products sold, $6.6 million was recognized in selling and administrative expenses for goodwill impairment, bad debt, severance, and other exit costs, and $0.5 million was recorded in other expenses. These charges resulted in a $0.23 per share reduction of earnings in 1999. The closure was completed in 1999.

          The following table summarizes the effect of the 2000 and 1999 nonrecurring charges on reported results for those years (thousands of dollars, except per share data; percentages relate to total net sales and other operating income):

	Results As Reported		Effect of Nonrecurring Charges	Results Excluding Nonrecurring Charges
	2000

Net sales	$701,291	100.0%	$-	$701,291	100.0%
Gross margin	223,973	31.9%	15,036	239,009	34.1%
Selling and administrative expenses	198,953	28.4%	29,589	169,364	24.2%
Other expenses	10,005	1.4%	425	9,580	1.4%
Earnings before income taxes	15,015	2.1%	45,050	60,065	8.6%
Net earnings	10,690	1.5%	29,813	40,503	5.8%

Diluted earnings (loss) per share	$.26	-	$(.71)	$.97	-

	1999

Net sales	$665,576	100.0%	$-	$665,576	100.0%
Gross margin	220,344	33.1%	6,900	227,244	34.1%
Selling and administrative expenses	159,749	24.0%	6,600	153,149	23.0%
Other expenses	11,049	1.7%	500	10,549	1.6%
Earnings before income taxes	49,546	7.4%	14,000	63,546	9.6%
Net earnings	32,380	4.9%	9,338	41,718	6.3%

Diluted earnings (loss) per share	$.78	-	$(.23)	$1.01	-

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

          The analysis in this paragraph excludes the nonrecurring charges in 2000 and 1999. Selling and administrative expenses of $169.4 million for 2000 increased $16.3 million (10.6%) from the 1999 level of $153.1 million and, as a percentage of net sales and other operating income, increased to 24.2% in 2000 from 23.0% in 1999. The change in selling and administrative expenses includes increased selling, advertising and administration costs of $12.6 million for Merrell® and Harley-Davidson® and increased depreciation expense of $2.7 million related to capital investments in distribution centers and information services.

          Interest expense in 2000 was $10.3 million compared to $11.1 million in 1999. The decrease in interest expense reflected lower average borrowings in 2000 compared to 1999. This decrease was partially offset by a slight increase in interest rates on the Company's revolving credit facility and lower capitalization of interest due to the completion of major capital projects during 1999.

          The Company's 2000 effective income tax rate of 28.8% compared to 34.6% for 1999. The decrease is due to income tax benefits from nontaxable earnings of foreign affiliates representing a higher percentage of taxable income in 2000. Also, the Company's effective income tax rate in 2000 was favorably impacted by an increase in earnings from certain foreign subsidiaries that are taxed at lower rates. Such entities represented a higher percentage of total consolidated net earnings in 2000.

          Net earnings were $10.7 million for 2000 compared to $32.4 million for 1999. Diluted earnings per share were $0.26 for 2000 compared to $0.78 for 1999. Excluding nonrecurring charges, net earnings were $40.5 million for 2000 compared to $41.7 million for 1999 and diluted earnings per share were $0.97 for 2000 compared to $1.01 for 1999.

Liquidity and Capital Resources

          Net cash provided by operating activities was $53.9 million in 2001 compared to $71.0 million in 2000. The reduction of cash provided occurred because $11.6 million was used to fund working capital in 2001, primarily related to growth in inventories, compared to $5.1 million that was provided by reductions in working capital requirements in 2000.

          Accounts receivable of $152.3 million at December 29, 2001 reflected a $9.6 million (5.9%) decrease from the $161.9 million balance at December 30, 2000. The decline in accounts receivable was the result of a focused asset reduction program and a decrease in fourth quarter sales when compared to the same period in 2000. No single customer accounts for more than 5% of the outstanding accounts receivable balance at December 29, 2001. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At December 29, 2001 and December 30, 2000, management believes that it has provided sufficient reserves to address future collection uncertainties.

          Inventories of $177.0 million at December 29, 2001 increased $32.8 million (22.8%) from $144.2 million at December 30, 2000. The increase in inventories relates primarily to Merrell® and Wolverine® brand products. A significant portion of the Merrell® increase was in-transit at year-end and is required to support expected 2002 customer orders. The Wolverine® brand inventories were core products purchased to support anticipated fourth quarter 2001 reorder business that did not materialize due to a warm winter and cautious retailers. As of December 29, 2001, the Company's backlog was 4.2% higher than the prior year's level. The Company values its inventory using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for unsaleable or obsolete inventories based upon assumptions about future demand and market conditions. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures.

          Account payable of $28.4 million at December 29, 2001 increased $7.5 million (35.6%) over the $20.9 million balance at December 30, 2000, primarily due to increases in inventories as described above.

          Other accrued liabilities of $31.0 million at December 29, 2001 reflected a $3.1 million (11.3%) increase from the $27.9 million balance at December 30, 2000. The growth in other accrued liabilities was primarily attributable to an increase in income taxes payable that resulted from higher pre-tax income in 2001 compared to 2000.

          Additions to property, plant and equipment were $11.3 million in 2001 compared to $12.0 million in 2000. Depreciation and amortization expense of $17.6 million in 2001 compares to $17.7 million in 2000.

          The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million pertains to the Company's Canadian subsidiary. Of the remaining $140.0 million facility available to the U.S. operations, $35.0 million may be utilized by the United Kingdom subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the forseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and repurchase the Company's common stock.

          Long-term debt, including current maturities, of $90.8 million at the end of 2001 decreased $1.4 million from the $92.2 million balance at the end of 2000. The decrease in debt was the result of improved operating cash flows that provided funds to pay down amounts borrowed. The Company had commercial letter-of-credit facilities outstanding and other related commitments of $30.8 million and $24.4 million at the end of 2001 and 2000, respectively.

          Assets held for exchange in the amount of $5.7 million represent barter credits that were acquired in exchange for inventories in December of 1997. Such credits are redeemable through 2005 for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $2.2 million have been utilized through December 29, 2001.

          The Company evaluates the carrying amounts of tangible and intangible assets annually to determine if they may be impaired. If the carrying amounts of these assets are not recoverable based upon an undiscounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. No impairment adjustments were recorded during 2001. Impairment losses of $1.1 million and $2.5 million were recognized as part of the realignment charges in 2000 and 1999, respectively.

          The Company has significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax, non-cash charges resulting from the Company's defined benefit pension plans, excluding the effect of special termination gains and expenses, increased $0.3 million in 2001 when compared to 2000 due to market conditions and declining interest rates that affected asset values and the Company's discount rate. As a result of these factors, the Company anticipates that pre-tax, non-cash charges relating to defined benefit pension plans will increase by approximately $3.8 million in 2002.

          Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. Total cumulative common shares repurchased under the program were 495,500 as of December 29, 2001. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

          The Company declared dividends of $6.6 million in 2001, or $0.16 per share, which reflected a 14.6% increase over the $5.8 million, or $0.14 per share, declared in 2000. Additionally, shares issued under stock incentive plans provided cash of $3.9 million in 2001 compared to $0.2 million during 2000.

          On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets and assumed certain liabilities of the European CAT® footwear business from Overland Group Limited of London, England for cash and other consideration of $21.0 million, subject to certain post closing adjustments. On October 17, 2001, the Company acquired, through a newly formed subsidiary, Merrell Europe BV, assets from certain European distributors for cash and other consideration of $1.9 million. While subject to external factors, management believes that future net sales and other operating income could to be positively impacted as a result of this acquisition activity. These acquisitions are discussed further in Note 12 to the consolidated financial statements.

          The current ratio was 5.0 to 1.0 at year-end 2001 compared to 6.0 to 1.0 at year-end 2000. The Company's total debt to total capital ratio decreased to .20 to 1.0 in 2001 from .22 to 1.0 in 2000.

Market Risk

          The Company has assets, liabilities and inventory purchase commitments outside of the United States that are subject to fluctuations in foreign currency exchange rates. A substantial portion of inventory sourced from foreign countries is purchased in U.S. dollars and accordingly is not subject to exchange rate fluctuations. Similarly, revenues from products sold in foreign countries under licensing and distribution arrangements are denominated in U.S. dollars. As a result, the Company engages in forward foreign exchange and other similar contracts to reduce its economic exposure to changes in exchange rates on a limited basis because the associated risk is not considered significant.

          The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. Accordingly, the Company could be subject to related currency exchange rate fluctuations in 2002 and beyond.

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

          The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates, but in 1998 entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

          The following table provides principal cash flows and related interest rates of the Company's short- and long-term debt by fiscal year of maturity. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted average rates of the portfolio at the respective consolidated balance sheet dates.

							2001		2000
	2002	2003	2004	2005	2006	There- after	Total	Fair Value	Total	Fair Value
Denominated in U.S. Dollars:	(Millions of Dollars, Except Percentages)
Fixed Rate Average Interest Rate	$15.0 6.9%	$15.0 6.9%	$15.0 6.9%	$10.7 6.5%	$10.7 6.5%	$21.5 6.5%	$87.9 6.7%	$88.2 -	$92.1 6.7%	$92.3 -

Denominated in Canadian Dollars:
Variable Rate Average Interest Rate	- -	- -	- -	- -	- -	- -	- -	- -	$0.9 7.4%	$0.9

Denominated in British Sterling:
Variable Rate Average Interest Rate	- -	- -	- -	- -	$2.9 4.8%	- -	$2.9 4.8%	$2.9 -	- -	- -

          The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Forward-Looking Statements

          This Item 7 and other sections of this Form 10-K contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements including, without limitation, those related to: future sales, earnings, margins, benefits from the sourcing and factory alignment and cash flows; expected economic returns; the ability to build and support profitable operations in Europe; expected level and success of advertising programs; expected penetration into distribution channels; the ability to reduce inventories; projected 2002 operating results; continued supply to the U.S. Military; anticipated product introductions or brand extensions; repurchases under the common stock repurchase program; sufficiency of credit facilities; expected excess cash flow; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the current slowdown in the U.S. economy; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees: the Company's ability to meet at-once orders; the risk of doing business in developing countries and economically volatile areas; uncertainties relating to the effect of the European Union's conversion to the euro; and domestic and international terrorism and war. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          The response to this Item is set forth under the caption "Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the caption "Wolverine's Board of Directors" in the definitive Proxy Statement of the Company dated March 15, 2002, is incorporated herein by reference. In addition to the directors discussed in the definitive Proxy Statement, the Company's board of directors currently includes Daniel T. Carroll (age 75), whose term expires at this year's annual meeting. Mr. Carroll is retiring after 23 years of service as a director. Mr. Carroll is Chairman of the Carroll Group, a management consulting firm. He has held that position since 1982. Mr. Carroll is Chairman of the Board of Directors of Comshare, Inc. Mr. Carroll is also a director of American Woodmark Corp.; A.M. Castle & Co.; Woodhead Industries, Inc.; and Oshkosh Truck Corporation.

          The information regarding directors and Executive Officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 15, 2002, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.  Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheading "Compensation of Directors," under the caption "Related Matters" under the subheading "Compensation Committee Interlocks and Insider Participation," and under the captions "Executive Compensation" and "Employment Agreements and Termination of Employment and Change in Control Arrangements" in the definitive Proxy Statement of the Company dated March 15, 2002, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company dated March 15, 2002, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain employee loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the caption "Wolverine's Board of Directors" under the subheading "Compensation of Directors" and under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 15, 2002, are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 14(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

•	Notes to Consolidated Financial Statements as of December 29, 2001.

•	Report of Independent Auditors.

          Item 14(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and qualifying accounts.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 14(a)(3).  Exhibits.

          The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Annual

Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.
4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.4

Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.5

Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.6

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.7

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.5, 4.6 and 4.8. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.8

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

10.1	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.2	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.3

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.4	Employees Pension Plan (Restated as Amended Through December 13, 2001).*

10.5	Employment Agreement dated April 27, 1998, between the Company and Geoffrey B.

Bloom.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

10.6

1994 Directors' Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed on August 24, 1994, Registration No. 33-55213. Here incorporated by reference.

10.7

Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.8

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.8.

10.9

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.9.

10.10	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.11

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.12

Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.* Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.13	Outside Directors' Deferred Compensation Plan.*

10.14

1984 Executive Incentive Stock Purchase Plan, and amendment.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed August 6, 1984, Registration No. 2-92600. Here incorporated by reference.

10.15	1997 Stock Incentive Plan.*

10.16	Executive Short-Term Incentive Plan (Annual Bonus Plan).*

10.17	Executive Long-Term Incentive Plan (3-Year Bonus Plan).*

10.18	Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

10.19

Stock Incentive Plan of 2001.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 26, 2001. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

____________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, Executive Vice President, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.

          Item 14(b).          Reports on Form 8-K.

          No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 29, 2001.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated March 29, 2002	By:	/s/Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/Geoffrey B. Bloom Geoffrey B. Bloom	Chairman of the Board of Directors	March 29, 2002

/s/Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer, President (Principal Executive Officer) and Director	March 29, 2002

/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002

*/s/Daniel T. Carroll Daniel T. Carroll	Director	March 29, 2002

*/s/Donald V. Fites Donald V. Fites	Director	March 29, 2002

*/s/Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 29, 2002

*/s/David T. Kollat David T. Kollat	Director	March 29, 2002

*/s/Phillip D. Matthews Phillip D. Matthews	Director	March 29, 2002

*/s/David P. Mehney David P. Mehney	Director	March 29, 2002

*/s/Joseph A. Parini Joseph A. Parini	Director	March 29, 2002

*/s/Joan Parker Joan Parker	Director	March 29, 2002

*/s/Elizabeth A. Sanders Elizabeth A. Sanders	Director	March 29, 2002

*/s/Paul D. Schrage Paul D. Schrage	Director	March 29, 2002

*by/s/Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact

APPENDIX A

Financial Statements

Wolverine World Wide, Inc.

Consolidated Balance Sheets

	As of Fiscal Year End
	2001	2000
Assets	(Thousands of Dollars)
Current assets:
Cash and cash equivalents	$35,820	$8,434
Accounts receivable, less allowances (2001--$7,382; 2000--$6,147)	152,330	161,957
Inventories:
Finished products	151,612	114,855
Raw materials and work-in-process	25,429	29,337
	177,041	144,192
Deferred income taxes	2,927	4,032
Other current assets	6,684	6,471
Total current assets	374,802	325,086

Property, plant and equipment:
Land	1,105	1,105
Buildings and improvements	63,675	63,286
Machinery and equipment	114,018	119,828
Software	34,751	32,524
	213,549	216,743
Less accumulated depreciation	114,555	114,078
	98,994	102,665
Other assets:
Goodwill and other intangibles, less accumulated amortization
(2001 -- $5,814; 2000 -- $4,545)	14,957	14,328
Cash surrender value of life insurance	20,246	18,307
Net prepaid pension costs	23,511	20,376
Assets held for exchange	5,739	6,881
Notes receivable	2,366	3,580
Other	3,063	3,345
	69,882	66,817
Total assets	$543,678	$494,568
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$90	$896
Accounts payable	28,357	20,907
Salaries, wages and other compensation	8,758	8,444
Income taxes	6,376	1,508
Taxes, other than income taxes	2,908	3,281
Other accrued expenses	13,002	14,652
Current maturities of long-term debt	15,030	4,316
Total current liabilities	74,521	54,004

Long-term debt, less current maturities	75,818	87,878
Deferred compensation	6,283	6,017
Deferred income taxes	12,904	9,431

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares;
issued, including treasury shares: 2001--45,413,788 shares;
2000--44,785,009 shares	45,414	44,785
Additional paid-in capital	86,771	79,633
Retained earnings	298,755	260,158
Accumulated other comprehensive loss	(4,109)	(2,532)
Unearned compensation	(4,649)	(5,921)
Cost of shares in treasury: 2001--3,857,988 shares; 2000--3,232,172 shares	(48,030)	(38,885)
Total stockholders' equity	374,152	337,238
Total liabilities and stockholders' equity	$543,678	$494,568

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Fiscal Year
	2001	2000	1999
	(Thousands of Dollars, Except Per Share Data)
Common Stock
Balance at beginning of the year	$44,785	$44,426	$43,832
Common stock issued under stock incentive
plans (2001--628,779 shares;
2000--358,687 shares; 1999--594,252 shares)	629	359	594
Balance at end of the year	45,414	44,785	44,426

Additional Paid-In Capital
Balance at beginning of the year	79,633	76,752	72,825
Amounts associated with common stock issued
under stock incentive plans:
Proceeds over par value	5,617	2,839	3,776
Income tax benefits	1,521	42	151
Balance at end of the year	86,771	79,633	76,752

Retained Earnings
Balance at beginning of the year	260,158	255,265	227,829
Net earnings	45,240	10,690	32,380
Cash dividends (2001--$.16 per share;
2000--$.14 per share; 1999--$.12 per share)	(6,643)	(5,797)	(4,944)
Balance at end of the year	298,755	260,158	255,265

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	(2,532)	(614)	(1,014)
Foreign currency translation adjustments	(431)	(1,918)	400
Minimum pension liability adjustment, net of taxes (2001-- $591)	(1,146)	--	--
Balance at end of the year	(4,109)	(2,532)	(614)

Unearned Compensation
Balance at beginning of the year	(5,921)	(5,974)	(5,999)
Awards under stock incentive plans	(2,107)	(3,027)	(3,094)
Compensation expense	3,379	3,080	3,119
Balance at end of the year	(4,649)	(5,921)	(5,974)

Cost of Shares in Treasury
Balance at beginning of the year	(38,885)	(37,750)	(37,153)
Common stock purchased for treasury
(2001--625,816 shares; 2000--106,220 shares;
1999--58,775 shares)	(9,145)	(1,135)	(597)
Balance at end of the year	(48,030)	(38,885)	(37,750)
Total stockholders' equity at end of the year	$374,152	$337,238	$332,105

Comprehensive Income
Net earnings	$45,240	$10,690	$32,380
Foreign currency translation adjustments	(431)	(1,918)	400
Minimum pension liability adjustment, net of taxes (2001-- $591)	(1,146)	--	--
Total comprehensive income	$43,663	$8,772	$32,780

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Operations

	Fiscal Year
	2001	2000	1999
	(Thousands of Dollars, Except Per Share Data)

Net sales and other operating income	$720,066	$701,291	$665,576

Cost and expenses:
Cost of products sold	463,030	477,318	445,232
Selling and administrative expenses	182,178	198,953	159,749
Interest expense	7,239	10,281	11,074
Interest income	(497)	(372)	(728)
Other (income) expenses -- net	(431)	96	703
	651,519	686,276	616,030
Earnings before income taxes	68,547	15,015	49,546

Income taxes	23,307	4,325	17,166
Net earnings	$45,240	$10,690	$32,380

Net earnings per share:
Basic	$1.11	$.26	$.80
Diluted	1.07	.26	.78

See accompanying notes to consolidated financial statements.

Wolverine World Wide, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year
	2001	2000	1999
	(Thousands of Dollars)
Operating Activities
Net earnings	$45,240	$10,690	$32,380
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Nonrecurring charges	--	45,050	14,000
Depreciation	15,991	16,495	13,763
Amortization	1,630	1,200	1,118
Deferred income taxes (credit)	4,578	(4,068)	9,597
Other	(1,948)	(3,483)	(292)
Changes in operating assets and liabilities:
Accounts receivable	9,178	2,175	(20,822)
Inventories	(31,655)	11,678	(7,872)
Other operating assets	2,425	3,632	3,774
Accounts payable	7,450	655	2,388
Other operating liabilities	1,046	(13,055)	(820)
Net cash provided by operating activities	53,935	70,969	47,214

Investing Activities
Business acquisitions, net of cash acquired	(1,410)	--	--
Additions to property, plant and equipment	(11,298)	(11,978)	(19,447)
Proceeds from the sale of property, plant and equipment	46	707	--
Other	189	268	437
Net cash used in investing activities	(12,473)	(11,003)	(19,010)

Financing Activities
Proceeds from short-term borrowings	6,706	3,797	1,080
Payments of short-term debt	(7,512)	(3,049)	(7,478)
Proceeds from long-term borrowings	113,972	120,812	72,622
Payments of long-term debt	(115,318)	(167,819)	(95,071)
Cash dividends	(6,643)	(5,797)	(4,944)
Purchase of common stock for treasury	(9,145)	(1,135)	(597)
Proceeds from shares issued under stock incentive plans	3,864	213	1,427
Net cash used in financing activities	(14,076)	(52,978)	(32,961)
Increase (decrease) in cash and cash equivalents	27,386	6,988	(4,757)

Cash and cash equivalents at beginning of the year	8,434	1,446	6,203
Cash and cash equivalents at end of the year	$35,820	$8,434	$1,446

Other Cash Flow Information
Interest paid	$7,656	$10,182	$11,619
Net income taxes paid (refund)	7,854	1,280	(186)

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

Fiscal Year
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended December 29, 2001, December 30, 2000 and January 1, 2000.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products utilizing the Company's trademarks and brand names is recognized as earned based on the completion of stated contractual terms.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain domestic inventories. Foreign, retail and other domestic inventories are valued using methods approximating cost under the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals, betterments and software. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements, from three to ten years for machinery and equipment, and from three to ten years for software.

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and is amortized using the straight-line method over periods ranging up to fifteen years. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods ranging from four to fifteen years. The Company reviews the carrying amounts of goodwill and other intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon an undiscounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their contractual lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $800,000 ($0.02 per share) per year. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2002 and has determined that the effect of these tests on the earnings and financial position of the Company will not be significant in 2002.

Assets Held for Exchange
Assets held for exchange represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable through December 31, 2005 for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration.

Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for the disposal of a segment of a business. SFAS No. 144 is effective for the Company in fiscal 2002. The Company will adopt SFAS No. 144 as of December 30, 2001 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

Advertising Costs
Advertising costs are expensed as incurred and totaled $29,757,000 in 2001, $27,514,000 in 2000 and $21,889,000 in 1999.

The Company provides sales incentives to retail customers in the form of a cooperative advertising program. Under this program, customers are reimbursed for Company approved advertising-related expenditure. Cooperative advertising dollars are expensed by the Company as earned by customers.

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

Earnings Per Share
Basic earnings per share is computed based on weighted average shares of common stock outstanding during each year after adjustment for nonvested common stock issued under stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock under restricted stock programs.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2001	2000	1999
Weighted average shares outstanding during the year	41,571,272	41,517,846	41,146,525
Adjustment for nonvested common stock	(832,991)	(911,412)	(843,849)
Denominator for basic earnings per share	40,738,281	40,606,434	40,302,676
Effect of dilutive stock options	877,608	277,316	339,909
Adjustment for nonvested common stock	832,991	911,412	843,849
Denominator for diluted earnings per share	42,448,880	41,795,162	41,486,434

Options to purchase 712,187 shares of common stock in 2001, 2,313,464 shares in 2000, and 1,651,494 shares in 1999 have not been included in the denominator for the computation of diluted earnings per share because related exercise prices were greater than the average market price for the period and, therefore, were antidilutive.

Financial Instruments and Risk Management
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 29, 2001, December 30, 2000 and January 1, 2000. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137 and 138. The Statements require that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes limited foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. At December 29, 2001, foreign exchange contracts with a notional value of $9,000,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 180 days. These contracts were not designated as accounting hedges. The adoption of SFAS No. 133 did not have a material effect on the Company's 2001 net earnings or financial position.

The Company does not require collateral or other security on trade accounts receivable.

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested. Accordingly, no provision for income taxes has been provided.

Comprehensive Income
Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Reclassifications
Certain amounts previously reported in 2000 and 1999 have been reclassified to conform with the presentation used in 2001.

2. Inventories

Inventories of $119,092,000 at December 29, 2001 and $110,986,000 at December 30, 2000 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $9,633,000 and $11,743,000 higher than reported at December 29, 2001 and December 30, 2000, respectively.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

3. Debt

Long-term debt consists of the following obligations:

	2001	2000
	(Thousands of Dollars)

6.5% senior notes payable	$75,000	$75,000
7.81% senior notes payable to insurance companies	12,857	17,143
Revolving credit obligations	2,903	--
Other	88	51
	90,848	92,194
Less current maturities	15,030	4,316
	$75,818	$87,878

The 6.5% unsecured senior notes payable require payments of interest only through December 8, 2002, at which time annual principal payments of $10,714,000 become due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of $2,200,000. This prepayment is being amortized over the term of the notes using the effective interest method.

The 7.81% unsecured senior notes payable to insurance companies require equal annual principal payments of $4,285,000 through 2003, with the balance due on August 15, 2004.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000 ($182,126,000 in 2000), of which $10,000,000 ($6,670,000 in 2000) pertains to the Company's Canadian subsidiary. Of the remaining $140,000,000 facility available to the U.S. operations, $35,000,000 ($10,456,000 in 2000) may be utilized by the United Kingdom subsidiaries. This agreement requires that interest be paid at a variable rate based on LIBOR and expires in May 2006.

The Company had commercial letters-of-credit outstanding and other related commitments of $30,751,000 and $24,354,000 at December 29, 2001 and December 30, 2000, respectively.

The long-term loan agreements contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 29, 2001, unrestricted retained earnings were $66,055,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 2002 are as follows: 2003--$15,020,000; 2004--$15,015,000; 2005--$10,728,000; 2006— $13,627,000.

Interest costs of $427,000 in 2001, $286,000 in 2000 and $563,000 in 1999 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases

The Company leases machinery, transportation equipment and certain warehouse and retail store space under operating lease agreements that expire at various dates through 2012. At December 29, 2001, minimum rental payments due under all noncancelable leases are as follows: 2002-- $7,896,000; 2003--$6,545,000; 2004--$5,543,000; 2005--$4,514,000; 2006--$3,784,000; thereafter--$11,152,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $10,105,000 in 2001, $10,845,000 in 2000 and $10,249,000 in 1999.

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

In the event that the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, right holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by a 15% stockholder or the activities of an adverse person (as defined). The Company may redeem the rights for $.01 each at any time prior to a person being designated as an adverse person or fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 7, 2007. The Board of Directors can elect to exclude certain transactions from triggering the exercise of preferred stock rights and other actions under the plan.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and nonemployee directors. Options granted are exercisable over ten years and vest over various periods. All unexercised options are available for future grant upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Options	Weighted-Average Option Price
Outstanding at January 2, 1999	2,398,451	$14.82
Granted	967,592	9.94
Exercised	(264,334)	10.33
Cancelled	(60,708)	13.62
Outstanding at January 1, 2000	3,041,001	13.95
Granted	857,709	11.05
Exercised	(78,394)	11.80
Cancelled	(69,651)	13.32
Outstanding at December 30, 2000	3,750,665	13.49
Granted	900,229	15.47
Exercised	(643,035)	10.26
Cancelled	(26,595)	16.68
Outstanding at December 29, 2001	3,981,264	$14.48

Shares available for grant under the stock option plans were 2,036,327 at December 29, 2001, 825,884 at December 30, 2000 and 1,894,747 at January 1, 2000.

The weighted-average fair value for the options granted was $6.57 in 2001, $4.84 in 2000 and $4.13 in 1999.

Wolverine World Wide, Inc.
Notes to Consolidate Financial Statements (Cont.)

The exercise prices of options outstanding at December 29, 2001 range from $1.98 to $30.56. A summary of stock options outstanding at December 29, 2001 by range of option price is as follows:

			Weighted-Average
	Number of Options		Option Price		Remaining Contractual Life
	Outstanding	Exercisable	Outstanding	Exercisable

Less than $10	836,248	679,751	$8.59	$8.35	5.3 years
$10 to $20	2,534,834	1,785,913	13.63	13.73	7.3 years
Greater than $20	610,182	610,182	25.74	25.74	5.0 years
	3,981,264	3,075,846	$14.40	$14.90	6.5 years

The number of options exercisable at December 30, 2000 and January 1, 2000 totaled 2,711,858 and 2,066,411, respectively.

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans because the alternative fair value accounting provided under SFAS No.123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentive plans maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the underlying stock award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6% (6.1% in 2000 and 5.3% in 1999); dividend yield of 1.0% (0.5% in 2000 and 1999); expected market price volatility factor of 0.515 (0.495 in 2000 and 0.47 in 1999); and an expected option life of four years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from traded options and the input assumptions can materially affect the estimate of fair value, management believes that the Black-Scholes option model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows:

	2001	2000	1999
	(Thousands of Dollars, Except Per Share Data)

Pro forma net earnings	$40,148	$6,459	$28,750
Pro forma net earnings per share:
Basic	$.99	$.16	$.71
Diluted	.96	.16	.70

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

The Company also has stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit the award upon termination of employment. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 154,250 in 2001, 286,890 in 2000 and 340,665 in 1999 were awarded under these plans. The weighted-average grant date fair value was $15.11 in 2001, $10.95 in 2000 and $10.02 in 1999 for the shares awarded. Rights to awards were cancelled for 10,288 shares in 2001 and 11,956 shares in 1999 (there were no rights to awards cancelled in 2000). The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

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

The Company has a Supplemental Executive Retirement Plan (SERP) for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined). Under the SERP, the employees are eligible for reduced benefits upon early retirement. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $20,062,000 at December 29, 2001 and $18,124,000 at December 30, 2000 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. Contributions to the money accumulation plan were $1,400,000 in 2001, $1,570,000 in 2000 and $1,500,000 in 1999.

The following summarizes the status of and changes in the Company's pension assets and related obligations for its defined benefit pension plans:

	September 30
	2001	2000
	(Thousands of Dollars)
Pension assets at fair value, including assets for underfunded plans of
$6,965 in 2001 and $491 in 2000	$114,392	$134,815
Projected benefit obligation on services rendered to date for funded defined benefit plans, including underfunded plan amounts of
$8,787 in 2001 and $853 in 2000	(105,315)	(94,300)
Net pension assets of funded defined benefit plans	9,077	40,515

Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of
unfunded supplemental employee retirement plans	13,715	11,988
Projected benefit obligation on services rendered to date for unfunded
supplemental employee retirement plans	(14,022)	(10,530)
Net assets (liabilities) for nonqualified supplemental employee retirement plans	(307)	1,458
Net pension and nonqualified trust assets	$8,770	$41,973

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

	September 30
	2001	2000
	(Thousands of Dollars)
Components of net pension assets:
Prepaid pension costs	$33,567	$29,205
Accrued pension liability	(15,428)	(10,351)
Intangible asset	3,075	600
Accumulated other comprehensive income	1,737	--
Net amounts recognized in balance sheets	22,951	19,454
Unrecognized amounts, net of amortization:
Transition assets	27	53
Prior service costs	(5,619)	(5,667)
Net experience gains (losses)	(22,304)	16,145
Nonqualified trust assets	13,715	11,988
Net pension and nonqualified trust assets	$8,770	$41,973

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$134,815	$120,110
Actual net investment income (loss)	(13,895)	19,255
Company contributions	1,145	1,008
Benefits paid to plan participants	(7,673)	(5,558)
Fair value of pension assets at end of the year	$114,392	$134,815

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$104,830	$98,490
Service cost pertaining to benefits earned during the year	3,753	4,459
Interest cost on projected benefit obligations	8,457	7,841
Effect of changes in actuarial assumptions	885	339
Actuarial (gains) losses	8,911	(3,275)
Curtailment gain	--	(667)
Special termination benefits	174	3,201
Benefits paid to plan participants	(7,673)	(5,558)
Projected benefit obligations at end of the year	$119,337	$104,830

The following is a summary of net pension income (expense) recognized by the Company:

	2001	2000	1999
	(Thousands of Dollars)

Service cost pertaining to benefits earned during the year	$(3,753)	$(4,459)	$(4,571)
Interest cost on projected benefit obligations	(8,457)	(7,841)	(7,186)
Expected return on pension assets	13,310	12,526	11,944
Net amortization	1,427	1,544	3,078
Curtailment gain	--	667	--
Special termination benefits	(174)	(3,201)	--
Net pension income (expense)	$2,353	$(764)	$3,265

Pension income for qualified retirement plans excluding the effect of special termination gains and expenses was $4,040,000 in 2001, $4,349,000 in 2000 and $6,243,000 in 1999.

In connection with the realignment of its manufacturing operations in 2000 described in Note 11, certain of the Company's pension plans were amended to provide early retirement benefits. Special termination benefit costs of $174,000 and $3,201,000 in 2001 and 2000, respectively, and a curtailment gain of $667,000 in 2000 were recorded as a result of these changes in scheduled benefits.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.55% and 4.5%, respectively, in 2001 and 8.1% and 4.5%, respectively, in 2000. The expected long-term return on plan assets was 10% in each year.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

Plan assets were invested in listed equity securities (71%), fixed income funds (20%) and short-term and other investments (9%). Equity securities include 688,512 shares of the Company's common stock with a fair value of $9,254,000 at September 30, 2001. Dividends paid per share of the Company's common stock were $.16 in 2001, $.14 in 2000 and $.12 in 1999.

7. Income Taxes

The provisions for income taxes consist of the following:

	2001	2000	1999
	(Thousands of Dollars)
Currently payable:
Federal	$17,147	$7,463	$5,645
State and foreign	991	930	1,924
Deferred (credit)	5,169	(4,068)	9,597
	$23,307	$4,325	$17,166

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2001	2000	1999
	(Thousands of Dollars)

Income taxes at statutory rate	$23,991	$5,255	$17,341
State income taxes, net of federal income tax reduction	460	(20)	667
Nontaxable earnings of foreign affiliates	(1,518)	(1,916)	(1,729)
Foreign earnings (losses) taxed at rates differing from
the U.S. statutory rate	(84)	163	220
Other	458	843	667
	$23,307	$4,325	$17,166

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2001 and 2000 are as follows:

	2001	2000
	(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$1,712	$991
Deferred compensation accruals	1,597	2,590
Other amounts not deductible until paid	4,446	5,120
Total deferred income tax assets	7,755	8,701

Deferred income tax liabilities:
Tax over book depreciation	(8,940)	(6,867)
Prepaid pension costs	(7,882)	(6,170)
Unremitted earnings of Puerto Rican subsidiary	(792)	(918)
Other	(118)	(145)
Total deferred income tax liabilities	(17,732)	(14,100)
Net deferred income tax liabilities	$(9,977)	$(5,399)

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

The Company has provided for all taxes that would be payable if accumulated earnings of its Puerto Rican subsidiary were distributed. Similar taxes on the unremitted earnings of the Company's foreign affiliates have not been provided as such earnings are considered permanently invested. The additional taxes that would be payable if unremitted earnings of its foreign affiliates were distributed approximated $11,338,000 at December 29, 2001 and $9,909,000 at December 30, 2000.

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

The other business units in the following tables consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 64 domestic retail stores at December 29, 2001 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear and other business segments are the same as disclosed in Note 1.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

Business segment information is as follows:

	Branded Footwear	Other Businesses	Corporate	Consolidated
	2001
	(Thousands of Dollars)
Net sales and other operating income
from external customers	$644,793	$75,273	$--	$720,066
Intersegment sales	19,599	4,632	--	24,231
Interest expense (net)	11,939	1,273	(6,470)	6,742
Depreciation expense	5,445	2,295	8,251	15,991
Earnings (loss) before income taxes	68,086	5,887	(5,426)	68,547
Assets	355,045	45,165	143,468	543,678
Additions to property, plant and equipment	2,001	3,553	5,744	11,298

	2000
Net sales and other operating income
from external customers	$622,829	$78,462	$--	$701,291
Intersegment sales	17,617	5,503	--	23,120
Interest expense (net)	13,561	1,296	(4,948)	9,909
Depreciation expense	7,106	2,141	7,248	16,495
Nonrecurring charges	45,050	--	--	45,050
Earnings (loss) before income taxes	9,918	7,555	(2,458)	15,015
Assets	346,235	37,546	110,787	494,568
Additions to property, plant and equipment	3,156	5,062	3,760	11,978

	1999
Net sales and other operating income
from external customers	$590,906	$74,670	$--	$665,576
Intersegment sales	16,567	5,563	--	22,130
Interest expense (net)	13,736	1,539	(4,929)	10,346
Depreciation expense	7,524	1,459	4,780	13,763
Nonrecurring charges	14,000	--	--	14,000
Earnings (loss) before income taxes	39,423	11,210	(1,087)	49,546
Assets	391,447	34,038	108,910	534,395
Additions to property, plant and equipment	4,967	1,684	12,796	19,447

Geographic information, based on shipping destination, related to net sales and other operating income included in the consolidated statements of operations is as follows:

	2001	2000	1999
	(Thousands of Dollars)

United States	$617,711	$598,115	$564,374
Foreign countries:
Europe	50,115	54,555	60,274
Canada	34,221	30,766	25,698
Central and South America	7,764	7,852	8,347
Asia	6,356	7,274	5,029
Middle East and Russia	3,899	2,729	1,854
	102,355	103,176	101,202
	$720,066	$701,291	$665,576

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

The Company's long-lived assets (primarily intangible assets and property, plant and equipment) are as follows:

	2001	2000	1999
	(Thousands of Dollars)

United States	$155,731	$157,291	$165,203
Foreign countries	13,144	12,191	19,891

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated net sales and other operating income.

No product groups, other than footwear, account for more than 10% of consolidated net sales and other operating income. Revenues derived from the sale and licensing of footwear accounted for over 90% of net sales and other operating income in 2001, 2000 and 1999.

Approximately 16% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2004.

10. Quarterly Results of Operations (unaudited)

The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter.

The Company's unaudited quarterly results of operations are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2001
	(Thousands of Dollars, Except Per Share Data)

Net sales and other operating income	$158,223	$151,699	$186,175	$223,969
Gross margin	53,326	55,269	67,798	80,643
Net earnings	5,980	8,858	14,364	16,038
Net earnings per share:
Basic	$.15	$.22	$.35	$.39
Diluted	.14	.21	.34	.38

	2000
Net sales and other operating income	$147,370	$140,558	$175,529	$237,834
Gross margin	48,893	48,198	47,033	79,849
Net earnings (loss)	4,795	7,595	(15,480)	13,780
Net earnings (loss) per share:
Basic	$.12	$.19	$(.38)	$.33
Diluted	.12	.18	(.37)	.33

As discussed in Note 11, the third and fourth quarters of 2000 were adversely affected by realignment and other nonrecurring charges totaling $0.71 per share.

Adjustments in the fourth quarter primarily relating to inventories resulted in an increase in net earnings of $1,435,000 ($0.03 per share) in 2001 and a decrease of $685,000 ($0.02 per share) in 2000.

Wolverine World Wide, Inc.
Notes to Consolidated Financial Statements (Cont.)

11. Nonrecurring Charges

On July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company decided to close five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other nonrecurring expenses. Workforce reductions totaling 1,391 employees occurred in the areas of manufacturing (1,272), general management (28) and administrative support (91). The realignment activities were primarily completed in the third and fourth quarters of 2000 and the first half of 2001. Remaining liabilities associated with the sourcing realignment primarily include pension benefits for certain terminated employees of $2,634,000 to be paid during their retirement and lease termination costs of $111,000 that are payable through 2004.

The following table summarizes the sourcing realignment, impairment and other nonrecurring pre-tax charges recorded in the consolidated statement of operations in 2000 (thousands of dollars):

Sourcing realignment charges:
Severance and related costs	$11,723
Inventories	12,141
Other exit costs	4,263
28,127
Impairment charges:
Property, plant and equipment	8,126
Goodwill	1,077
9,203
Other nonrecurring charges	7,720
$45,050

Severance and related costs associated with the sourcing realignment included involuntary and voluntary employee termination expenses. Inventory charges represented the write-down to net realizable value of raw materials that are no longer used in production and certain finished footwear products that were discontinued as part of the realignment plan. Other exit costs primarily represented expenses required under contractual arrangements that have or are expected to be incurred prior to their estimated disposal dates.

Impairment charges consisted of write-downs of property, plant and equipment to their fair values less costs to sell, costs to close and reconfigure manufacturing facilities, and the write-off of goodwill previously recorded in connection with the purchase of the Company's Costa Rican operation.

Other nonrecurring charges pertained to one-time costs that were expensed as incurred and consisted primarily of the write-off of amounts for customer chargebacks and other deductions that the Company previously expected to collect, but will no longer pursue.

Within the consolidated statements of operations for 2000, cost of products sold, selling and administrative expenses and other expenses included $15,036,000, $29,589,000 and $425,000, respectively, for the sourcing realignment and other nonrecurring charges. These charges resulted in a $0.71 per share reduction of net earnings in 2000.

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment at December 29, 2001 and December 30, 2000, and for the fiscal years then ended (thousands of dollars):

	Severance and Related Costs	Inventories	Other Exit Costs	Total
Amounts recognized as charges in the
consolidated statement of operations	$11,723	$12,141	$4,263	$28,127
Disposal of inventories	--	(11,024)	--	(11,024)
Payments	(5,720)	--	(1,871)	(7,591)
Balance at December 30, 2000	6,003	1,117	2,392	9,512

Changes in amounts recognized	680	1,114	15	1,809
Disposal of inventories	--	(2,231)	--	(2,231)
Payments	(4,049)	--	(2,209)	(6,258)
Balance at December 29, 2001	$2,634	$--	$198	$2,832

As a result of the significant deterioration in Russian economic and political conditions, the Company approved a plan in the second quarter of 1999 to close its Russian wholesale footwear business. In connection with the closure, the Company recorded a nonrecurring, pre-tax charge to earnings of $14,000,000, of which $6,900,000 was reflected as a write-down in cost of products sold for inventory, $6,600,000 was recognized in selling and administrative expenses for goodwill impairment, bad debt, severance, and other exit costs, and $500,000 was recorded in other expenses. The charge resulted in a reduction of net earnings of $0.23 per share. The closure was complete as of the end of 1999.

12. Business Acquisitions

On January 16, 2002, the Company announced the establishment of a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets of the European CAT® footwear business consisting of accounts receivable, inventory and fixed assets totaling approximately $21,000,000 from Overland Group Limited of London, England and assumed liabilities of approximately $14,000,000. Cash and other consideration of $21,000,000, subject to certain post closing adjustments, was remittted for the acquisition, resulting in goodwill of approximately $14,000,000. The former owner of Overland Group Limited will be a minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited will include Austria, France, Germany, Ireland, The Netherlands and the United Kingdom. Wolverine Europe Limited will also coordinate and support other European markets served by independently-owned distributors.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell Europe BV, was formed to direct the operations of these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,194,000 were acquired from certain former Merrell® distributors for cash and assumed liabilities of $1,858,000. Goodwill of $664,000 was recognized as of the purchase date. Consolidated proforma net sales and other operating income and net earnings in 2001 assuming the transaction occurred at the beginning of the year are not materially different from reported amounts.

Report Of Independent Auditors

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 5, 2002

APPENDIX B

Schedule II

Schedule II - Valuation and Qualifying Accounts

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 29, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$5,036,000	$6,819,000		$5,307,000	(A)	$6,548,000
Allowance for cash discounts	1,111,000	8,028,000		8,305,000	(B)	834,000
Inventory valuation allowances	6,233,000	9,409,000		10,014,000	(C)	5,628,000
	$12,380,000	$24,256,000		$23,626,000		$13,010,000

Fiscal year ended December 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$6,977,000	$10,864,000		$12,805,000	(A)	$5,036,000
Allowance for cash discounts	723,000	6,711,000		6,323,000	(B)	1,111,000
Inventory valuation allowances	8,351,000	8,503,000		10,621,000	(C)	6,233,000
	$16,051,000	$26,078,000		$29,749,000		$12,380,000

Fiscal year ended January 1, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$4,729,000	$5,750,000		$3,502,000	(A)	$6,977,000
Allowance for cash discounts	1,167,000	6,529,000		6,973,000	(B)	723,000
Inventory valuation allowances	9,257,000	8,349,000		9,255,000	(C)	8,351,000
	$15,153,000	$20,628,000		$19,730,000		$16,051,000

(A)  Accounts charged off, net of recoveries.
(B)  Discounts given to customers.
(C)  Adjustment upon disposal of related inventories.

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 29, 2001

Wolverine World Wide, Inc.
9341 Courtland Drive
Rockford, Michigan 49351

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.4

Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.5

Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.6

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.7

The Registrant has several classes of long-term debt instruments outstanding in addition to that described in Exhibits 4.5, 4.6 and 4.8. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.8

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

10.1	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.2	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated

1

by reference.

10.3

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.4	Employees Pension Plan (Restated as Amended Through December 13, 2001).*

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

10.7

Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.8

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.8.

10.9

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.9.

10.10	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.11

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.12

Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.* Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.13	Outside Directors' Deferred Compensation Plan.*

10.14

1984 Executive Incentive Stock Purchase Plan, and amendment.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed August 6, 1984, Registration No. 2-92600. Here incorporated by reference.

10.15	1997 Stock Incentive Plan.*

2

10.16	Executive Short-Term Incentive Plan (Annual Bonus Plan).*

10.17	Executive Long-Term Incentive Plan (3-Year Bonus Plan).*

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

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

____________________________

*Management contract or compensatory plan or arrangement.

3