Form 10-Q
period 2002-03-23
WOLVERINE WORLD WIDE INC /DE/
filed 2002-05-07
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 23, 2002

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

There were 45,746,031 shares of Common Stock, $1 par value, outstanding as of May 6, 2002, of which 4,186,640 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements in Part 1, Item 2 regarding the Company's financial condition, liquidity and capital resources and statements in Part 1, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the current slowdown in the U.S. economy; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the Company's ability to meet at-once orders; the risk of doing business in developing countries and economically volatile areas; and domestic and international terrorism and war. Additionally, recent events relating to the terrorist attacks on September 11 have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	March 23, 2002 (Unaudited)	December 29, 2001 (Audited)	March 24, 2001 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,243	$35,820	$1,708
Accounts receivable, less allowances
March 23, 2002 - $9,187
December 29, 2001 - $7,382
March 24, 2001 - $6,592	162,620	152,330	168,016
Inventories:
Finished products	156,110	151,612	128,158
Raw materials and work in process	23,451	25,429	25,100
	179,561	177,041	153,258

Other current assets	9,358	9,611	11,091

TOTAL CURRENT ASSETS	357,782	374,802	334,073

PROPERTY, PLANT & EQUIPMENT
Gross cost	217,148	213,549	218,751
Less accumulated depreciation	118,384	114,555	116,968
	98,764	98,994	101,783

OTHER ASSETS
Goodwill, less accumulated amortization	26,726	13,185	12,773
March 23, 2002 - $4,925
December 29, 2001 - $4,954
March 24, 2001 - $4,587
Trademarks and patents, less accumulated
amortization	2,683	1,772	1,014
March 23, 2002 - $396
December 29, 2001 - $360
March 24, 2001 - $177
Other	57,026	54,925	53,865
	86,435	69,882	67,652

TOTAL ASSETS	$542,981	$543,678	$503,508

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars, except share data)
	March 23, 2002 (Unaudited)	December 29, 2001 (Audited)	March 24, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$713	$90	$2,768
Accounts payable and other accrued liabilities	52,028	59,401	46,466
Current maturities of long-term debt	15,030	15,030	4,316
TOTAL CURRENT LIABILITIES	67,771	74,521	53,550

LONG-TERM DEBT (less current maturities)	79,757	75,818	93,873

OTHER NONCURRENT LIABILITIES	17,296	19,187	15,707

MINORITY INTEREST	19	--	--

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
March 23, 2002 - 45,680,330 shares
December 29, 2001 - 45,413,788 shares
March 24, 2001 - 45,082,627 shares	45,680	45,414	45,083
Additional paid-in capital	89,908	86,771	83,060
Retained earnings	303,287	298,755	264,471
Accumulated other comprehensive loss	(4,840)	(4,109)	(3,560)
Unearned compensation	(5,978)	(4,649)	(7,553)
Cost of shares in treasury:
March 23, 2002 - 3,955,080 shares
December 29, 2001 - 3,857,988 shares
March 24, 2001 - 3,401,856 shares	(49,919)	(48,030)	(41,123)

TOTAL STOCKHOLDERS' EQUITY	378,138	374,152	340,378

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$542,981	$543,678	$503,508

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended
	March 23, 2002	March 24, 2001

NET SALES AND OTHER
OPERATING INCOME	$177,277	$158,223

Cost of products sold	115,175	104,897
GROSS MARGIN	62,102	53,326

Selling and administrative expenses	50,864	42,723
OPERATING INCOME	11,238	10,603

OTHER EXPENSES (INCOME):
Interest expense	1,580	1,563
Interest income	(51)	(118)
Other - net	124	97
	1,653	1,542

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	9,585	9,061

Income taxes	3,163	3,081

EARNINGS BEFORE MINORITY
INTEREST	6,422	5,980

Minority interest	(19)	--

NET EARNINGS	$6,403	$5,980

NET EARNINGS PER SHARE:
Basic	$.16	$.15
Diluted	$.15	$.14

CASH DIVIDENDS PER SHARE	$.045	$.040

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,807,194	40,790,228
Diluted	42,319,561	42,502,542

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 29,
2001	$45,414	$86,771	$298,755	$(4,109)	$(4,649)	$(48,030)	$374,152

Comprehensive gain (loss):
Net earnings			6,403				6,403
Dividends			(1,871)				(1,871)
Purchase of 231,152
shares of common
stock for treasury						(3,581)	(3,581)
Issuance of 134,060
shares of treasury
stock held in trust		384				1,692	2,076
Issuance of common
stock under stock
incentive plans	266	2,753			(2,271)		748
Amortization of unearned
compensation					942		942
Foreign currency
translation adjustments				(731)			(731)

Balances at March 23,
2002	$45,680	$89,908	$303,287	$(4,840)	$(5,978)	$(49,919)	$378,138

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	12 Weeks Ended
	March 23, 2002	March 24, 2001

OPERATING ACTIVITIES
Net earnings	$6,403	$5,980
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,925	3,934
Amortization	107	368
Other	(699)	(1,289)
Changes in operating assets and liabilities:
Accounts receivable	(13,033)	(6,059)
Inventories	12,545	(9,066)
Other assets	(380)	(498)
Accounts payable and other accrued liabilities	(10,397)	(2,326)

NET CASH USED BY OPERATING ACTIVITIES	(1,529)	(8,956)

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(25,793)	--
Additions to property, plant and equipment	(2,152)	(3,220)
Other	39	168

NET CASH USED IN INVESTING ACTIVITIES	(27,906)	(3,052)

FINANCING ACTIVITIES
Proceeds from long-term debt	18,000	16,000
Payments of long-term debt	(14,061)	(10,005)
Net increase in short-term debt	623	1,872
Cash dividends	(1,871)	(1,667)
Purchase of common stock for treasury	(3,581)	(2,238)
Proceeds from shares issued under stock incentive plans	748	1,320

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(142)	5,282

DECREASE IN CASH AND CASH EQUIVALENTS	(29,577)	(6,726)
Cash and cash equivalents at beginning of the period	35,820	8,434

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,243	$1,708

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 23, 2002 and March 24, 2001

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Certain amounts previously reported in 2001 have been reclassified to conform with the presentation used in 2002.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters can cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 23, 2002	March 24, 2001
Weighted average shares outstanding	41,621,253	41,650,009
Adjustment for nonvested common stock	(814,059)	(859,781)
Denominator for basic earnings per share	40,807,194	40,790,228
Effect of dilutive stock options	698,308	852,533
Adjustment for nonvested common stock	814,059	859,781
Denominator for diluted earnings per share	42,319,561	42,502,542

4. Comprehensive Income (Loss)

Total comprehensive income was $5,672,000 and $4,952,000 for the 12-week periods ended March 23, 2002 and March 24, 2001, respectively. In addition to net earnings, comprehensive income included foreign currency translation losses of $731,000 and $1,028,000 for the 12-week periods ended March 23, 2002 and March 24, 2001, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 23, 2002 and March 24, 2001

5. Business Segments

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 65 domestic retail stores at March 23, 2002 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended March 23, 2002
Net sales and other operating income
from external customers	$ 161,779	$ 15,498		$ 177,277
Intersegment sales	6,894	506		7,400
Earnings (loss) before income taxes
and minority interest	13,258	(228)	$ (3,445)	9,585

	12 weeks ended March 24, 2001
Net sales and other operating income
from external customers	$ 142,133	$ 16,090		$ 158,223
Intersegment sales	4,388	1,649		6,037
Earnings (loss) before income taxes and minority interest	11,034	676	$ (2,649)	9,061

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 23, 2002 and March 24, 2001

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 23, 2002 and March 24, 2001. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS Nos. 137 and 138. These Statements require that all derivative instruments be recorded on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. The Company utilizes limited foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. At March 23, 2002, foreign exchange contracts with a notional value of $5,000,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 1 year. These contracts were not designated as accounting hedges. The adoption of SFAS No. 133 did not have a material effect on the Company's 2001 net earnings or financial position.

The Company does not require collateral or other security on trade accounts receivable.

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested. Accordingly, no provision for income taxes has been provided.

7. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to impairment tests at least annually in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their contractual lives. Estimated aggregate amortization expense for such intangibles for each of the five succeeding fiscal years is expected to approximate $160,000 annually.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 in the 2001 first quarter would have resulted in an increase in net earnings of $253,000 ($0.006 per share). The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2002 and has determined that there was no initial effect of these tests on the earnings and financial position of the Company. Such impairment tests are expected to be completed again in the 2002 fourth quarter and annually thereafter. Estimated aggregate amortization expense for each of the five succeeding fiscal years is expected to approximate $160,000 annually.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 23, 2002 and March 24, 2001

8. Business Acquisitions

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory and fixed assets totaling approximately $21,516,000 from Overland Group Limited of London, England and assumed liabilities of approximately $9,838,000. Cash and other consideration of $26,235,000, including $429,000 due to the seller, was remitted for the acquisition, resulting in goodwill of $14,557,000 after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any adjustments to this preliminary allocation will result in a corresponding increase or decrease in goodwill. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Assuming the acquisition occurred at the beginning of 2001, the Company's consolidated pro forma net sales and other operating income for the first quarter of 2001 would have included approximately $19.3 million from the acquired business for a total of $177.5 million. Consolidated pro forma net sales and other operating income in 2002 assuming the transaction occurred at the beginning of the year would have totaled $181.1 million. Consolidated pro forma net earnings for the 2002 and 2001 first quarters assuming the transaction occurred at the beginning of these years are not materially different from reported amounts.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell Europe BV, was formed to direct the operations of these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,194,000 were acquired from certain former Merrell® distributors for cash and assumed liabilities of $1,858,000. Goodwill of $664,000 was recognized as of the purchase date. Consolidated pro forma net sales and other operating income and net earnings in 2001 assuming the transaction occurred at the beginning of the year are not materially different from reported amounts.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12 Weeks Ended March 23, 2002 (2002 first quarter) to the 12 Weeks Ended March 24, 2001 (2001 first quarter)

Net sales and other operating income of $177.3 million for the 2002 first quarter exceeded the 2001 first quarter level of $158.2 million by $19.1 million (12.0%), of which approximately 10% was related to the European acquisitions discussed in Note 8. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of The Hush Puppies Company, the Wolverine Slipper Group, the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Bates® and Harley-Davidson® brands), the Performance Footwear Group (comprised of the CAT® and Merrell® brands) increased $19.7 million (13.8%) for the 2002 first quarter as compared to the respective period of 2001. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a decrease in net sales and other operating income of $0.6 million (3.7%) for the 2002 first quarter as compared to the respective period of 2001.

The Hush Puppies Company's 2002 first quarter net sales and other operating income decreased $2.6 million from the 2001 levels as Hush Puppies U.S. continued to experience soft sales as a result of retailers cautiously reordering product during a weak retail environment and the decline in shipments of Hush Puppies Children product. Hush Puppies U. K. and Hush Puppies Canada 2002 first quarter net sales and other operating income increased 13.1% and 14.9%, respectively, as compared to the same period in 2001 due to improved product offerings and heightened consumer demand. The Wolverine Slipper Group's 2002 first quarter net sales and other operating income decreased compared to the same period in 2001 resulting from a drop in orders for after holiday season slipper products and increased returns related to inventory adjustments made by wholesale customers.

The Wolverine Footwear Group's net sales and other operating income decreased $0.4 million (0.7%) for the 2002 first quarter as compared to 2001. The decline in net sales and other operating income was primarily a result of the closure of the Coleman U.S. business during the first quarter of 2002 and the impact of the weak retail environment in general. Offsetting this decrease was an increase of $1.8 million in net sales and other operating income by Harley-Davidson® footwear as compared to the 2001 first quarter. Net sales and other operating income for the Bates® brand was up slightly due primarily to the timing of contract awards from the Department of Defense. The Wolverine® and HYTEST® brands' net sales and other operating income remained flat for the 2002 first quarter as compared to the respective period of 2001.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $23.9 million for the 2002 first quarter over the same period of 2001. CAT® Europe, which was acquired in January 2002, accounted for the majority of this increase. The Merrell® outdoor footwear business also accounted for part of the increase in net sales and other operating income as a result of strong immediate delivery orders. CAT® footwear reported a decrease in both the U.S. wholesale and international markets in net sales and other operating income for the 2002 first quarter as compared to the respective period of 2001 due to poor retail conditions.

Within the Company's other business units, Hush Puppies Retail's net sales and other operating income increased $0.4 million (4.9%) for the 2002 first quarter as compared to the same period of 2001. The Wolverine Leathers and Wolverine Procurement divisions recorded a decrease in net sales and other operating income of $1.0 million from the 2001 first quarter to the 2002 first quarter period. The 2002 first quarter decrease related primarily to reduced demand for sueded leather for footwear.

Gross margin as a percentage of net sales and other operating income for the 2002 first quarter was 35.0%, compared to 33.7% for the 2001 first quarter. Gross margin dollars increased $8.8 million or 16.5% for the 2002 first quarter as compared to the same period of 2001. The gross margin percentages for the branded footwear businesses were 35.1% for the 2002 first quarter and 33.5% for the same period of 2001. The margin increases for the branded footwear businesses reflect a larger mix of high margin Merrell® and Harley-Davidson® sales and improved initial margins from the Hush Puppies U.S. wholesale operation in 2002 as compared to 2001. The gross margin percentage for the other business units decreased to 34.5% for the 2002 first quarter from 35.4% for the same period of 2001 as a result of increased raw material costs associated with the tannery operations.

Selling and administrative expenses of $50.9 million for the 2002 first quarter increased $8.1 million from the 2001 first quarter level of $42.7 million and, as a percentage of net sales and other operating income, increased to 28.7% in 2002 compared to 27.0% in the 2001 first quarter. The change in selling and administrative expenses includes increases of $4.0 million related to the European entities acquired during January 2002, $2.9 million in selling and administration costs to support the growth of the Merrell® and Harley-Davidson® brands and $0.9 million in additional pension expense.

Interest expense of $1.6 million was consistent for both the 2002 first quarter and the 2001 first quarter. The interest expense for the 2002 first quarter reflects lower average borrowings as compared to the 2001 first quarter and lower interest rates on the Company's borrowings under its revolving credit facility, which were offset by lower capitalized interest costs.

The 2002 first quarter effective tax rate of 33.0% compares to 34.0% for the respective period in the prior year. The decrease in the 2002 effective tax rate from 2001 relates to a higher percentage of income being generated in jurisdictions with lower tax rates.

Net earnings of $6.4 million for the 2002 first quarter compares to net earnings of $6.0 million for the same period in 2001. Diluted earnings per share were $0.15 for the 2002 first quarter compared to $0.14 for the same period of 2001. Application of the nonamortization provisions of SFAS No. 142 in the 2001 first quarter would have resulted in an increase in net earnings of $253,000 ($0.006 per share).

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the 2002 first quarter compared to $9.0 million used for the 2001 first quarter. Cash of $11.3 million for the 2002 first quarter and $17.9 million for the 2001 first quarter was used to fund working capital requirements. Accounts receivable of $162.6 million at March 23, 2002 reflects a decrease of $5.4 million (3.2%) from the balance at March 24, 2001 and an increase of $10.3 million (6.8%) from the December 29, 2001 balance. Inventories of $179.6 million at March 23, 2002 reflect an increase of $26.3 million (17.2%) compared to the balance at March 24, 2001 and an increase of $2.5 million (1.4%) over the balance at December 29, 2001. The CAT Europe acquisition increased accounts receivable and inventories by $5.2 million and $15.1 million, respectively. Accounts payable and other accrued liabilities of $52.0 million at March 23, 2002 reflect a $5.6 million (12.0%) increase over the $46.5 million balance at March 24, 2001 and a $7.4 million (12.4%) decrease from the $59.4 million balance at December 29, 2001. The increase in accounts payable and other accrued liabilities compared to the 2001 first quarter level was primarily attributable to the CAT Europe acquisition.

Additions to property, plant and equipment of $2.1 million for 2002 year-to-date compares to $3.2 million reported for the same period of 2001. Depreciation and amortization expense was $4.0 million for 2002 year-to-date compared to $4.3 million for the same period of 2001.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million pertains to the Company's Canadian subsidiary. Of the remaining $140.0 million facility available to the U.S. operations, $35.0 million may be utilized by the United Kingdom subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and/or repurchase the Company's common stock.

Long-term debt, including current maturities, of $94.8 million at March 23, 2002 compares to $98.2 million and $90.8 million at March 24, 2001 and December 29, 2001, respectively. The decrease in debt at March 23, 2002 as compared to March 24, 2001 was the result of improved operating cash flows that provided funds to pay down amounts borrowed. The Company had commercial letter-of-credit facilities outstanding and other related commitments of $17.4 million and $25.3 million at March 23, 2002 and March 24, 2001, respectively.

The Company evaluates the carrying amounts of tangible and intangible assets annually to determine if they may be impaired. If the carrying amounts of these assets are not recoverable based upon an undiscounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. No impairment adjustments were recorded during the 2002 first quarter.

The Company has significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax, non-cash charges resulting from the Company's defined benefit pension plans, excluding the effect of special termination gains and expenses, increased $0.9 million for the 2002 first quarter when compared to the respective period of 2001 due to market conditions and declining interest rates that affected asset values and the Company's discount rate. As a result of these factors, the Company anticipates that pre-tax, non-cash charges relating to defined benefit pension plans will increase by approximately $3.8 million in 2002.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. There were 151,000 shares repurchased during the 2002 first quarter and 646,500 total cumulative common shares were repurchased under the program through March 23, 2002. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The 2002 first quarter dividend declared of $.045 per share of common stock represents a 12.5% increase over the $.04 per share declared in the 2001 first quarter. The dividend is payable May 1, 2002 to stockholders of record on April 1, 2002.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets of $21.5 million and assumed certain liabilities of $9.8 million of the European CAT® footwear business from Overland Group Limited of London, England for cash and other consideration of $26.2 million, including $0.4 million due to the seller, resulting in goodwill of $14.6 million after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. On October 17, 2001, the Company acquired, through a newly formed subsidiary, Merrell Europe BV, assets from certain European distributors for cash and other consideration of $1.9 million. While subject to external factors, management believes that future net sales and other operating income could be positively impacted as a result of this acquisition activity. These acquisitions are discussed further in Note 8 above.

The current ratio was 5.3 to 1.0 for the 2002 first quarter compared with 6.2 to 1.0 for the same period of 2001. The Company's total debt to total capital ratio decreased to 0.20 to 1.0 for the 2002 first quarter from 0.23 to 1.0 for the same period of 2001.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Form 10-K Annual Report for its fiscal year ended December 29, 2001, is incorporated herein by reference.

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

PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001.

4.2	Second Amendment dated as of February 11, 2002, to the Rights Agreement dated as of April 17, 1997.

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 7, 2002	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 7, 2002	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

May 7, 2002	/s/ Nicholas P. Ottenwess
Date	Nicholas P. Ottenwess Vice President of Finance and Corporate Controller (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1	First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001.

4.2	Second Amendment dated as of February 11, 2002, to the Rights Agreement dated as of April 17, 1997.