Form 10-Q
period 2002-06-15
WOLVERINE WORLD WIDE INC /DE/
filed 2002-07-30
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 15, 2002

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

There were 45,778,434 shares of Common Stock, $1 par value, outstanding as of July 26, 2002, of which 5,077,276 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the current slowdown in the U.S. economy; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the Company's ability to meet at-once orders; the risk of doing business in developing countries and economically volatile areas; and domestic and international terrorism and war. Additionally, events relating to the terrorist attacks on September 11 have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	June 15, 2002 (Unaudited)	December 29, 2001 (Audited)	June 16, 2001 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,779	$35,820	$2,449
Accounts receivable, less allowances
June 15, 2002 - $9,317
December 29, 2001 - $7,382
June 16, 2001 - $6,562	146,852	152,330	154,935
Inventories:
Finished products	161,614	151,612	141,651
Raw materials and work in process	19,952	25,429	26,247
	181,566	177,041	167,898

Other current assets	9,974	9,611	10,480

TOTAL CURRENT ASSETS	365,171	374,802	335,762

PROPERTY, PLANT & EQUIPMENT
Gross cost	220,511	213,549	212,857
Less accumulated depreciation	122,159	114,555	112,818
	98,352	98,994	100,039

OTHER ASSETS
Goodwill, less accumulated amortization
June 15, 2002 - $5,005
December 29, 2001 - $4,954
June 16, 2001 - $4,809	27,812	12,685	12,452
Other	57,317	56,960	56,067
	85,129	69,645	68,519

TOTAL ASSETS	$548,652	$543,441	$504,320

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars, except share data)
	June 15, 2002 (Unaudited)	December 29, 2001 (Audited)	June 16, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$-	$90	$703
Accounts payable and other accrued liabilities	63,816	59,401	46,304
Current maturities of long-term debt	15,030	15,030	4,316
TOTAL CURRENT LIABILITIES	78,846	74,521	51,323

LONG-TERM DEBT (less current maturities)	72,901	75,818	92,869

OTHER NONCURRENT LIABILITIES	17,465	19,187	15,864

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 15, 2002 - 45,786,087 shares
December 29, 2001 - 45,413,788 shares
June 16, 2001 - 45,250,652 shares	45,786	45,414	45,251
Additional paid-in capital	90,966	86,534	83,723
Retained earnings	310,537	298,755	271,670
Accumulated other comprehensive loss	(2,984)	(4,109)	(3,674)
Unearned compensation	(5,060)	(4,649)	(6,458)
Cost of shares in treasury:
June 15, 2002 - 4,515,188 shares
December 29, 2001 - 3,857,988 shares
June 16, 2001 - 3,734,445 shares	(59,805)	(48,030)	(46,248)

TOTAL STOCKHOLDERS' EQUITY	379,440	373,915	344,264

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$548,652	$543,441	$504,320

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

NET SALES AND OTHER
OPERATING INCOME	$169,276	$151,699	$346,553	$309,921

Cost of products sold	107,655	96,430	222,830	201,327
GROSS MARGIN	61,621	55,269	123,723	108,594

Selling and administrative expenses	46,524	40,239	97,388	82,962
OPERATING INCOME	15,097	15,030	26,335	25,632

OTHER EXPENSES (INCOME):
Interest expense	1,599	1,726	3,179	3,290
Interest income	(14)	(55)	(65)	(173)
Other - net	(36)	(62)	88	35
	1,549	1,609	3,202	3,152

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	13,548	13,421	23,133	22,480

Income taxes	4,468	4,563	7,631	7,644

EARNINGS BEFORE MINORITY
INTEREST	9,080	8,858	15,502	14,836

Minority interest	(19)	-	-	-

NET EARNINGS	$9,099	$8,858	$15,502	$14,836

NET EARNINGS PER SHARE:
Basic	$.22	$.22	$.38	$.36
Diluted	$.21	$.21	$.36	$.35

CASH DIVIDENDS PER SHARE	$.045	$.040	$.090	$.080

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,833,809	40,662,628	40,820,501	40,726,428
Diluted	42,658,016	42,510,266	42,504,202	42,504,906

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 29,
2001	$45,414	$86,534	$298,755	$(4,109)	$(4,649)	$(48,030)	$373,915

Comprehensive gain (loss):
Net earnings			15,502				15,502
Dividends			(3,720)				(3,720)
Purchase of 791,260
shares of common
stock for treasury						(13,467)	(13,467)
Issuance of 134,060
shares of treasury
stock held in trust		384				1,692	2,076
Issuance of common
stock under stock
incentive plans	372	4,195			(2,106)		2,461
Net change in notes
receivable		(147)					(147)
Amortization of unearned
compensation					1,695		1,695
Foreign currency
translation adjustments				1,125			1,125

Balances at June 15,
2002	$45,786	$90,966	$310,537	$(2,984)	$(5,060)	$(59,805)	$379,440

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	24 Weeks Ended
	June 15, 2002	June 16, 2001

OPERATING ACTIVITIES
Net earnings	$15,502	$14,836
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,009	7,870
Amortization	262	733
Other	2,778	(2,711)
Changes in operating assets and liabilities:
Accounts receivable	3,559	7,022
Inventories	10,311	(23,706)
Other assets	(137)	812
Accounts payable and other accrued liabilities	952	(2,489)

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,236	2,367

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(26,626)	-
Additions to property, plant and equipment	(5,821)	(5,557)
Other	50	313

NET CASH USED IN INVESTING ACTIVITIES	(32,397)	(5,244)

FINANCING ACTIVITIES
Proceeds from long-term debt	25,884	47,000
Payments of long-term debt	(28,801)	(42,009)
Net decrease in short-term debt	(90)	(193)
Cash dividends	(3,720)	(3,324)
Purchase of common stock for treasury	(13,467)	(7,363)
Proceeds from shares issued under stock incentive plans	2,314	2,781

NET CASH USED IN FINANCING ACTIVITIES	(17,880)	(3,108)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,041)	(5,985)
Cash and cash equivalents at beginning of the period	35,820	8,434

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$26,779	$2,449

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 15, 2002 and June 16, 2001

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

3. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001
Weighted average shares outstanding	41,598,183	41,499,940	41,609,718	41,574,974
Adjustment for nonvested common stock	(764,374)	(837,312)	(789,217)	(848,546)
Denominator for basic earnings per share	40,833,809	40,662,628	40,820,501	40,726,428
Effect of dilutive stock options	1,059,833	1,010,326	894,484	929,932
Adjustment for nonvested common stock	764,374	837,312	789,217	848,546
Denominator for diluted earnings per share	42,658,016	42,510,266	42,504,202	42,504,906

4. Comprehensive Income (Loss)

Total comprehensive income was $10,955,000 and $16,627,000 for the 12-week and 24-week periods ended June 15, 2002, respectively and $8,744,000 and $13,694,000, for the 12-week and 24-week periods ended June 16, 2001, respectively. In addition to net earnings, comprehensive income included foreign currency translation gains of $1,856,000 and $1,125,000 for the 12-week and 24-week periods ended June 15, 2002, respectively, and foreign currency translation losses of $114,000 and $1,142,000 for the 12-week and 24-week periods ended June 16, 2001, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 15, 2002 and June 16, 2001

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

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 66 domestic retail stores at June 15, 2002 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended June 15, 2002
Net sales and other operating income
from external customers	$ 147,102	$ 22,174		$ 169,276
Intersegment sales	3,551	1,083		4,634
Earnings (loss) before income taxes
and minority interest	12,554	2,365	$ (1,371)	13,548

	24 weeks ended June 15, 2002
Net sales and other operating income
from external customers	$ 308,881	$ 37,672		$ 346,553
Intersegment sales	10,445	1,589		12,034
Earnings (loss) before income taxes
and minority interest	25,812	2,137	$ (4,816)	23,133

	12 weeks ended June 16, 2001
Net sales and other operating income
from external customers	$ 132,360	$ 19,339		$ 151,699
Intersegment sales	3,403	1,050		4,453
Earnings (loss) before income taxes
and minority interest	13,065	2,024	$ (1,668)	13,421

	24 weeks ended June 16, 2001
Net sales and other operating income
from external customers	$ 274,492	$ 35,429		$ 309,921
Intersegment sales	7,791	2,699		10,490
Earnings (loss) before income taxes
and minority interest	24,097	2,700	$ (4,317)	22,480

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 15, 2002 and June 16, 2001

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 15, 2002 and June 16, 2001. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS Nos. 137 and 138. These Statements require that all derivative instruments be recorded on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. The Company utilizes limited foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. At June 15, 2002, foreign exchange contracts with a notional value of $25,500,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 1 year. These contracts were not designated as accounting hedges. The adoption of SFAS No. 133 did not have a material effect on the Company's 2001 net earnings or financial position.

The Company does not require collateral or other security on trade accounts receivable.

The earnings associated with the Company's investment in certain foreign subsidiaries are considered to be permanently invested. Accordingly, no provision for income taxes has been provided.

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 in the 2001 second quarter and 2001 year-to-date would have resulted in an increase in net earnings of $251,000 ($0.006 per share) and $504,000 ($0.012 per share), respectively. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2002 and has determined that there was no initial effect of these tests on the earnings and financial position of the Company. Such impairment tests are expected to be completed again in the 2002 fourth quarter and annually thereafter, or more frequently if impairment indicators arise.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 15, 2002 and June 16, 2001

8. Business Acquisitions

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory and fixed assets totaling approximately $22,126,000 from Overland Group Limited of London, England and assumed liabilities of approximately $10,115,000. Cash and other consideration of $27,068,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any adjustments to this preliminary allocation will result in a corresponding increase or decrease in goodwill. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Assuming the acquisition occurred at the beginning of 2001, the Company's consolidated pro forma net sales and other operating income for the second quarter and year-to-date of 2001 would have included approximately $14.5 million and $33.8 million, respectively, from the acquired business for a total of $166.2 million and $343.7 million, respectively. Consolidated pro forma net sales and other operating income for the 2002 year-to-date period assuming the transaction occurred at the beginning of the year would have totaled $350.4 million. Consolidated pro forma net earnings for the 2002 and 2001 second quarter and year-to-date periods assuming the transaction occurred at the beginning of these periods are not materially different from reported amounts.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell Europe BV, was formed to direct the operations in these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,194,000 were acquired from certain former Merrell® distributors for cash and the assumption of liabilities totaling $1,858,000. Goodwill of $664,000 was recognized as of the purchase date. Consolidated pro forma net sales and other operating income and net earnings in 2001 assuming the transaction occurred at the beginning of the year are not materially different from reported amounts.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12-Weeks and 24-Weeks Ended June 15, 2002 (2002 second quarter and 2002 year-to-date, respectively) to the 12-Weeks and 24-Weeks Ended June 16, 2001 (2001 second quarter and 2001 year-to-date, respectively)

Net sales and other operating income of $169.3 million for the 2002 second quarter exceeded the 2001 second quarter level of $151.7 million by $17.6 million (11.6%) and 2002 year-to-date net sales and other operating income of $346.6 million exceeded the 2001 year-to-date level of $309.9 million by $36.7 million (11.8%), of which approximately 9.2% related to the European acquisitions discussed in Note 8. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of The Hush Puppies Company, the Wolverine Slipper Group, the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Bates® and Harley-Davidson® brands) and the Performance Footwear Group (comprised of the CAT® and Merrell® brands), increased $14.7 million (11.1%) for the 2002 second quarter and $34.4 million (12.5%) for 2002 year-to-date as compared to the respective periods of 2001. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported an increase in net sales and other operating income of $2.8 million (14.7%) for the 2002 second quarter and $2.3 million (6.3%) for 2002 year-to-date as compared to the respective periods of 2001.

The Hush Puppies Company reported a decrease in net sales and other operating income of $1.1 million (4.3%) in the 2002 second quarter and a $3.7 million (5.9%) decrease for 2002 year-to-date when compared to 2001. Hush Puppies U.S. continued to experience soft sales as a result of cautious retailer product reorders and the weak retail environment. Hush Puppies U. K. and Hush Puppies Canada 2002 second quarter and year-to-date net sales and other operating income increased 8.6% and 11.9%, respectively, as compared to the same periods in 2001 due to improved product offerings and heightened consumer demand. The Wolverine Slipper Group's 2002 second quarter and year-to-date net sales and other operating income decreased compared to the same periods in 2001 resulting from increased returns related to inventory adjustments made by wholesale customers.

The Wolverine Footwear Group's net sales and other operating income decreased $1.0 million (1.6%) and $1.4 million (1.2%) for the 2002 second quarter and year-to-date, respectively, as compared to the same periods in 2001. The decline in net sales and other operating income was primarily a result of the closure of the Coleman U.S. business during the first quarter of 2002, the downsizing of the HYTEST division, and the softening of the Stanley business reflecting fewer orders from a significant retail customer. Wolverine® brand produced a slight reduction in both the 2002 second quarter and year-to-date net sales and other operating income as compared to the respective periods in 2001. Offsetting these decreases were double digit increases in net sales and other operating income for the 2002 second quarter and year-to-date compared to the same periods in 2001 by Harley-Davidson® footwear and the Bates® brand due to product demand and increased shipments.

The Performance Footwear Group continued its strong growth, reporting an increase in net sales and other operating income of $18.3 million (47.8%) and $42.2 million (51.8%) for the 2002 second quarter and 2002 year-to-date, respectively, as compared to the same periods of 2001. The European CAT® footwear business, which was acquired in January 2002, accounted for over half of this increase. The Merrell® outdoor footwear business also accounted for part of the increase in net sales and other operating income as a result of strong retail and consumer response to the product line. Pre-acquisition, CAT® footwear reported a decrease in both the U.S. wholesale and international markets in net sales and other operating income for the 2002 second quarter and 2002 year-to-date as compared to the same periods of 2001 due to high retail inventory levels and slow retail performance.

Within the Company's other business units, Hush Puppies Retail's net sales and other operating income remained flat for both the 2002 second quarter and 2002 year-to-date as compared to the same periods of 2001. The Wolverine Leathers and Wolverine Procurement divisions recorded an increase in 2002 second quarter and 2002 year-to-date net sales and other operating income of $3.1 million and $2.1 million, respectively, as compared to the same periods of 2001. The increases relate primarily to improved demand for Wolverine Performance Leathers™.

Gross margin as a percentage of net sales and other operating income for the 2002 second quarter and 2002 year-to-date was 36.4% and 35.7%, respectively, compared to 36.4% and 35.0% for the same periods of 2001. Gross margin dollars increased $6.4 million or 11.5% for the 2002 second quarter as compared to the same period of 2001 and increased $15.1 million or 13.9% for the 2002 year-to-date as compared to the same period of 2001. The gross margin percentages for the branded footwear businesses were 36.4% for the 2002 second quarter and 35.7% for 2002 year-to-date as compared to 36.3% and 34.9% for the same periods of 2001, respectively. The margin increases for the branded footwear businesses reflect a larger mix of high margin Merrell® and Harley-Davidson® sales and improved initial margins from the Hush Puppies U.S. wholesale operation in 2002 as compared to 2001. The gross margin percentage for the other business units decreased to 36.5% for the 2002 second quarter from 37.2% for the same period of 2001 and to 35.7% for 2002 year-to-date compared to 36.4% for the same period of 2001 as a result of lower margins recognized at Hush Puppies Retail.

Selling and administrative expenses of $46.5 million for the 2002 second quarter increased $6.3 million from the 2001 second quarter level of $40.2 million and, as a percentage of net sales and other operating income, increased to 27.5% in 2002 compared to 26.5% in the 2001 second quarter. Selling and administrative expenses for 2002 year-to-date of $97.4 million increased $14.4 million from $83.0 million for the same period of 2001 and, as a percentage of net sales and other operating income, increased to 28.1% in 2002 compared to 26.8% for the 2001 year-to-date. The change in the second quarter selling and administrative expenses includes increases of $4.7 million related to the acquired European entities, $1.9 million in selling and administration costs to support the growth of the Merrell® and Harley-Davidson® brands and $0.9 million in additional pension expense. The change in the year-to-date selling and administrative expenses includes increases of $9.4 million related to the acquired European entities, $4.0 million in selling and administration costs to support the growth of the Merrell® and Harley-Davidson® brands and $1.8 million in additional pension expense.

Interest expense for the 2002 second quarter was $1.6 million, compared to $1.7 million for the same period of 2001. Interest expense for 2002 and 2001 year-to-date was $3.2 million and $3.3 million, respectively. The decrease in interest expense for 2002 year-to-date reflects lower average borrowings as compared to 2001 year-to-date and lower interest rates on the Company's borrowings under its revolving credit facility.

The 2002 second quarter and year-to-date effective tax rate of 33.0% compares to 34.0% for the respective periods in the prior year. The decrease in the 2002 effective tax rate from 2001 relates to a higher percentage of income being generated in jurisdictions with lower tax rates.

Net earnings of $9.1 million for the 2002 second quarter compares to net earnings of $8.9 million for the same period in 2001. The 2002 year-to-date net earnings increased to $15.5 million from $14.8 million in 2001. Diluted earnings per share were $0.21 and $0.36 for the 2002 second quarter and year-to-date, respectively, compared to $0.21 and $0.35 for the same periods of 2001, respectively. The nonamortization provisions of SFAS No. 142 apply to all 2002 results and application of those provisions to results for the 2001 second quarter and year-to-date would have resulted in an increase in net earnings of $251,000 ($0.006 per share) and $504,000 ($0.012 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $41.2 million for the 2002 year-to-date compared to $2.4 million for the 2001 year-to-date. The reduction of working capital requirements helped contribute cash of $14.7 million in 2002 while $18.4 million was used to fund working capital requirements in 2001.

Accounts receivable of $146.9 million at June 15, 2002 reflects a decrease of $8.1 million (5.2%) from the balance at June 16, 2001 and a decrease of $5.5 million (3.6%) from the December 29, 2001 balance. The decline in accounts receivable was the result of a focused asset reduction program, despite the $5.7 million increase in accounts receivable from the European CAT® footwear business acquisition. No single customer accounted for more than 5% of the outstanding accounts receivable balance at June 15, 2002. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At June 15, 2002 and June 16, 2001, management believes that it had provided sufficient reserves to address future collection uncertainties.

Inventories of $181.6 million at June 15, 2002 reflect an increase of $13.7 million (8.1%) compared to the balance at June 16, 2001 and an increase of $4.5 million (2.6%) over the balance at December 29, 2001. The increase in inventories relates primarily to the European CAT® footwear business acquisition, which contributed $13.9 million to the balance at June 15, 2002. Excluding the European CAT® acquisition, inventories decreased 0.1% and 5.3% compared to the balances at June 16, 2001 and December 29, 2001, respectively. As of June 15, 2002, the Company's backlog was 8.1% higher than the prior year's level before acquisitions and up 21.5% overall. The Company values its inventory using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for unsaleable or obsolete inventories based upon assumptions about future demand and market conditions. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures.

Accounts payable and other accrued liabilities of $63.8 million at June 15, 2002 reflect a $17.5 million (37.8%) increase over the $46.3 million balance at June 16, 2001 and a $4.4 million (7.4%) increase from the $59.4 million balance at December 29, 2001. The increase in accounts payable and other accrued liabilities compared to the 2001 second quarter level was primarily attributable to the European CAT® footwear business acquisition and an increase in inventory purchases.

Additions to property, plant and equipment of $5.8 million for 2002 year-to-date compares to $5.6 million reported for the same period of 2001. Depreciation and amortization expense was $8.0 million for 2002 year-to-date compared to $7.9 million for the same period of 2001.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million pertains to the Company's Canadian subsidiary. Of the remaining $140.0 million facility available to the U.S. operations, $35.0 million may be utilized by the United Kingdom subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operations are expected to be used to pay down existing debt, fund growth initiatives and/or repurchase shares of the Company's common stock.

Long-term debt, including current maturities, of $87.9 million at June 15, 2002 compares to $97.2 million and $90.8 million at June 16, 2001 and December 29, 2001, respectively. The decrease in debt at June 15, 2002 as compared to June 16, 2001 was the result of improved operating cash flows that provided funds to pay down amounts borrowed. The Company had commercial letter-of-credit facilities outstanding and other related commitments of $47.3 million and $36.7 million at June 15, 2002 and June 16, 2001, respectively.

Included in other assets are assets held for exchange in the amount of $5.2 million which represent barter credits that were acquired in exchange for inventories in December of 1997. Such credits are redeemable through 2005 for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $2.7 million have been utilized through June 15, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2002. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2002 and has determined that there was no initial effect of these tests on the earnings and financial position of the Company. Such impairment tests are expected to be completed again in the 2002 fourth quarter and annually thereafter, or more frequently if impairment indicators arise.

The Company has significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax, non-cash, non-operating charges resulting from the Company's defined benefit pension plans, excluding the effect of special termination gains and expenses, increased $1.8 million for the 2002 year-

to-date when compared to the respective period of 2001 due to market conditions and declining interest rates that adversely affected asset values and the Company's discount rate. As a result of these factors, the Company anticipates that pre-tax, non-cash charges relating to defined benefit pension plans will increase by approximately $3.8 million (approximately $0.06 per share) in fiscal 2002 as compared to fiscal 2001.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. The primary purpose of this stock repurchase program is to increase stockholder value. There were 541,500 shares repurchased during the 2002 second quarter, 692,500 year-to-date and 1,188,000 total cumulative shares repurchased under the program through June 15, 2002. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The 2002 second quarter dividend declared of $.045 per share of common stock represents a 12.5% increase over the $.04 per share declared in the 2001 second quarter. The dividend is payable August 1, 2002 to stockholders of record on July 1, 2002.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $22.1 million and assumed certain liabilities of $10.1 million of the European CAT® footwear business from Overland Group Limited of London, England for cash and other consideration of $27.1 million, resulting in goodwill of $15.1 million after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. On October 17, 2001, the Company acquired, through a newly formed subsidiary, Merrell Europe BV, assets from certain European distributors for cash and other consideration of $1.9 million. While subject to external factors, management believes that future net sales and other operating income could be positively impacted as a result of this acquisition activity. These acquisitions are discussed further in Note 8 to the financial statements in Item 1 above.

The current ratio was 4.6 to 1.0 for the 2002 second quarter compared with 6.5 to 1.0 for the same period of 2001. The Company's total debt to total capital ratio decreased to 0.19 to 1.0 for the 2002 second quarter from 0.22 to 1.0 for the same period of 2001.

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

PART II. OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders

On April 25, 2002, the Company held its 2002 Annual Meeting of Stockholders. The purposes of the meeting were: to elect three directors for three-year terms expiring in 2005; to consider and approve the proposed Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan); to consider and approve the proposed Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan); to consider and approve the proposed Amended and Restated Directors' Stock Option Plan; to consider and approve the proposed Amended and Restated Outside Directors' Deferred Compensation Plan; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by management were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

Donald V. Fites	For	37,804,931
	Authority Withheld	424,832
	Broker Non-Votes	0

Phillip D. Matthews	For	37,818,768
	Authority Withheld	410,995
	Broker Non-Votes	0

Paul D. Schrage	For	37,814,134
	Authority Withheld	415,629
	Broker Non-Votes	0

The following persons remained as directors of the Company with terms expiring in 2004: Geoffrey B. Bloom, David T. Kollat, David P. Mehney and Timothy J. O'Donovan. The following persons remained as directors of the Company with terms expiring in 2003: Alberto L. Grimoldi, Joseph A. Parini, Joan Parker and Elizabeth A. Sanders.

The stockholders voted to approve the Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	34,700,722
Against	647,728
Abstentions	2,881,309
Broker Non-Votes	4

The stockholders voted to approve the Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan). The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	34,648,404
Against	727,892
Abstentions	2,853,464
Broker Non-Votes	3

The stockholders voted to approve the Amended and Restated Directors' Stock Option Plan. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	32,484,893
Against	2,856,575
Abstentions	2,888,292
Broker Non-Votes	3

The stockholders voted to approve the Amended and Restated Outside Directors' Deferred Compensation Plan. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	34,748,494
Against	608,967
Abstentions	2,872,299
Broker Non-Votes	3

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	37,402,837
Against	797,384
Abstentions	29,542
Broker Non-Votes	0

ITEM 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1

First Amendment dated as of February 8, 2002 to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.2

Second Amendment dated as of February 11, 2002 to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 30, 2002	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

July 30, 2002	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.1

First Amendment dated as of February 8, 2002 to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.2

Second Amendment dated as of February 11, 2002 to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.