Form 10-Q/A
period 2002-06-15
WOLVERINE WORLD WIDE INC /DE/
filed 2002-08-01
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

          This Amendment No. 1 to Form 10-Q is filed solely for the purpose of incorporating by reference exhibits that were not listed in the original filing.

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

10.1

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.2

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan). Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.3

Amended and Restated Directors' Stock Option Plan. Previously filed as Appendix D to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.4

Amended and Restated Outside Directors' Deferred Compensation Plan. Previously filed as Appendix E to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

August 1, 2002	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

August 1, 2002	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

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

10.1

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.2

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan). Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.3

Amended and Restated Directors' Stock Option Plan. Previously filed as Appendix D to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

10.4

Amended and Restated Outside Directors' Deferred Compensation Plan. Previously filed as Appendix E to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held April 25, 2002. Here incorporated by reference.

4