Form 10-Q
period 2002-09-07
WOLVERINE WORLD WIDE INC /DE/
filed 2002-10-22
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 7, 2002

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

There were 45,797,911 shares of Common Stock, $1 par value, outstanding as of October 10, 2002, of which 5,295,292 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the continued weakness in the U.S. economy; the size and growth of footwear markets; service interruptions at shipping and receiving ports including the current interruptions at West Coast Ports in the U.S.; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the Company's ability to meet at-once orders; the risk of doing business in developing countries and economically volatile areas; and domestic and international terrorism and war. Additionally, the terrorist attacks on September 11, 2001, the continuing war on terrorism and subsequent events have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)
	September 7, 2002 (Unaudited)	December 29, 2001 (Audited)	September 8, 2001 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,634	$35,820	$2,934
Accounts receivable, less allowances
September 7, 2002 - $10,607
December 29, 2001 - $7,382
September 8, 2001 - $6,739	190,962	152,330	184,640
Inventories:
Finished products	169,237	151,612	155,262
Raw materials and work in process	19,600	25,429	30,203
	188,837	177,041	185,465

Other current assets	9,506	9,611	10,574

TOTAL CURRENT ASSETS	399,939	374,802	383,613

PROPERTY, PLANT & EQUIPMENT
Gross cost	222,720	213,549	211,457
Less accumulated depreciation	125,828	114,555	113,137
	96,892	98,994	98,320

OTHER ASSETS
Goodwill	28,737	12,685	12,358
Other	57,713	56,960	56,659
	86,450	69,645	69,017

TOTAL ASSETS	$583,281	$543,441	$550,950

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars, except share data)
	September 7, 2002 (Unaudited)	December 29, 2001 (Audited)	September 8, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$-	$90	$2,340
Accounts payable and other accrued liabilities	79,523	59,401	54,037
Current maturities of long-term debt	15,030	15,030	4,316
TOTAL CURRENT LIABILITIES	94,553	74,521	60,693

LONG-TERM DEBT (less current maturities)	87,537	75,818	115,574

OTHER NONCURRENT LIABILITIES	16,796	19,187	15,753

MINORITY INTEREST	60

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 7, 2002 - 45,788,370 shares
December 29, 2001 - 45,413,788 shares
September 8, 2001 - 45,397,804 shares	45,788	45,414	45,398
Additional paid-in capital	90,492	86,534	84,761
Retained earnings	324,165	298,755	284,376
Accumulated other comprehensive loss	(951)	(4,109)	(3,253)
Unearned compensation	(4,379)	(4,649)	(5,716)
Cost of shares in treasury:
September 7, 2002 - 5,299,598 shares
December 29, 2001 - 3,857,988 shares
September 8, 2001 - 3,757,003 shares	(70,780)	(48,030)	(46,636)

TOTAL STOCKHOLDERS' EQUITY	384,335	373,915	358,930

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$583,281	$543,441	$550,950

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended		36 Weeks Ended
	September 7, 2002	September 8, 2001	September 7, 2002	September 8, 2001

NET SALES AND OTHER
OPERATING INCOME	$219,197	$186,175	$565,750	$496,097

Cost of products sold	141,179	118,377	364,009	319,704
GROSS MARGIN	78,018	67,798	201,741	176,393

Selling and administrative expenses	53,428	44,129	150,816	127,091
OPERATING INCOME	24,590	23,669	50,925	49,302

OTHER EXPENSES (INCOME):
Interest expense	1,641	1,831	4,820	5,121
Interest income	(89)	(34)	(154)	(207)
Other - net	75	106	163	140
	1,627	1,903	4,829	5,054

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	22,963	21,766	46,096	44,248

Income taxes	7,561	7,402	15,192	15,046

EARNINGS BEFORE MINORITY
INTEREST	15,402	14,364	30,904	29,202

Minority interest	(60)	-	(60)	-

NET EARNINGS	$15,342	$14,364	$30,844	$29,202

NET EARNINGS PER SHARE:
Basic	$.38	$.35	$.76	$.72
Diluted	$.37	$.34	$.73	$.69

CASH DIVIDENDS PER SHARE	$.045	$.040	$.135	$.120

SHARES USED FOR NET EARNINGS
PER SHARE COMPUTATION:
Basic	40,084,219	40,750,889	40,575,077	40,734,582
Diluted	41,454,530	42,657,456	42,157,450	42,561,694

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 29,
2001	$45,414	$86,534	$298,755	$(4,109)	$(4,649)	$(48,030)	$373,915

Net earnings			30,844				30,844
Dividends			(5,434)				(5,434)
Purchase of 1,575,670
shares of common
stock for treasury						(24,442)	(24,442)
Issuance of 134,060
shares of treasury
stock held in trust		384				1,692	2,076
Issuance of common
stock under stock
incentive plans	374	3,721			(1,987)		2,108
Net change in notes
receivable		(147)					(147)
Amortization of unearned
compensation					2,257		2,257
Foreign currency
translation adjustments				3,158			3,158

Balances at September 7,
2002	$45,788	$90,492	$324,165	$(951)	$(4,379)	$(70,780)	$384,335

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	36 Weeks Ended
	September 7, 2002	September 8, 2001

OPERATING ACTIVITIES
Net earnings	$30,844	$29,202
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,956	11,780
Amortization	443	1,100
Other	2,454	(3,404)
Changes in operating assets and liabilities:
Accounts receivable	(40,498)	(22,683)
Inventories	3,160	(41,273)
Other assets	470	1,846
Accounts payable and other accrued liabilities	15,765	5,245

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,984	(18,187)

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(26,626)	-
Additions to property, plant and equipment	(8,476)	(7,665)
Other	218	230

NET CASH USED IN INVESTING ACTIVITIES	(34,884)	(7,435)

FINANCING ACTIVITIES
Proceeds from long-term debt	73,550	105,000
Payments of long-term debt	(61,831)	(77,304)
Net change in short-term debt	(90)	1,444
Cash dividends	(5,434)	(4,984)
Purchase of common stock for treasury	(24,442)	(7,751)
Proceeds from shares issued under stock incentive plans	1,961	3,717

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,286)	20,122

DECREASE IN CASH AND CASH EQUIVALENTS	(25,186)	(5,500)
Cash and cash equivalents at beginning of the period	35,820	8,434

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,634	$2,934

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 7, 2002 and September 8, 2001

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

3. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 7, 2002	September 8, 2001	September 7, 2002	September 8, 2001
Weighted average shares outstanding	40,841,681	41,577,056	41,353,709	41,575,668
Adjustment for nonvested common stock	(757,462)	(826,167)	(778,632)	(814,086)
Denominator for basic earnings per share	40,084,219	40,750,889	40,575,077	40,734,582
Effect of dilutive stock options	612,848	1,080,400	803,741	986,026
Adjustment for nonvested common stock	757,462	826,167	778,632	841,086
Denominator for diluted earnings per share	41,454,530	42,657,456	42,157,450	42,561,694

4. Comprehensive Income (Loss)

Total comprehensive income was $17,375,000 and $34,002,000 for the 12-week and 36-week periods ended September 7, 2002, respectively and $14,785,000 and $28,481,000, for the 12-week and 36-week periods ended September 8, 2001, respectively. In addition to net earnings, comprehensive income included foreign currency translation gains of $2,033,000 and $3,158,000 for the 12-week and 36-week periods ended September 7, 2002, respectively, and foreign currency translation gains of $421,000 and losses of $721,000 for the 12-week and 36-week periods ended September 8, 2001, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 7, 2002 and September 8, 2001

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

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 65 domestic retail stores at September 7, 2002 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels and license the Company's brands.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended September 7, 2002
Net sales and other operating income
from external customers	$ 200,272	$ 18,925		$ 219,197
Intersegment sales	5,983	940		6,923
Earnings (loss) before income taxes
and minority interest	25,528	1,459	$ (4,024)	22,963

	36 weeks ended September 7, 2002
Net sales and other operating income
from external customers	$ 509,153	$ 56,597		$ 565,750
Intersegment sales	16,428	2,529		18,957
Earnings (loss) before income taxes
and minority interest	51,340	3,575	$ (8,819)	46,096

	12 weeks ended September 8, 2001
Net sales and other operating income
from external customers	$ 169,773	$ 16,402		$ 186,175
Intersegment sales	4,883	1,077		5,960
Earnings (loss) before income taxes
and minority interest	23,191	832	$ (2,257)	21,766

	36 weeks ended September 8, 2001
Net sales and other operating income
from external customers	$ 444,265	$ 51,832		$ 496,097
Intersegment sales	12,675	3,773		16,448
Earnings (loss) before income taxes
and minority interest	47,288	3,532	$ (6,572)	44,248

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 7, 2002 and September 8, 2001

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 7, 2002 and September 8, 2001. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. The Company utilizes limited foreign currency forward exchange contracts to manage the volatility associated with foreign currency purchases in the normal course of business. At September 7, 2002, foreign exchange contracts with a notional value of $10,381,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 10 months. These contracts were not designated as accounting hedges. The adoption of SFAS No. 133 did not have a material effect on the Company's 2001 net earnings or financial position.

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 in the 2001 third quarter and 2001 year-to-date would have resulted in an increase in net earnings of $168,000 ($0.004 per share) and $505,000 ($0.012 per share), respectively. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2002 and has determined that there was no initial effect of these tests on the earnings and financial position of the Company. Such impairment tests are expected to be completed again in the 2002 fourth quarter and annually thereafter, or more frequently if impairment indicators arise.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 7, 2002 and September 8, 2001

8. Business Acquisitions

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory and fixed assets totaling approximately $22,298,000 from Overland Group Limited of London, England and assumed liabilities of approximately $10,876,000. Cash and other consideration of $27,068,000 was remitted for the acquisition, resulting in goodwill of $15,646,000 after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any adjustments to this preliminary allocation will result in a corresponding increase or decrease in goodwill. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Based on the information provided by the Overland Group, the Company's consolidated pro forma net sales and other operating income for the third quarter and year-to-date of 2001 assuming the acquisition occurred at the beginning of 2001, would have included approximately $20.4 million and $48.5 million, respectively, from the acquired business for a total of $206.6 million and $544.6 million, respectively. Consolidated pro forma net sales and other operating income for the 2002 year-to-date period assuming the transaction occurred at the beginning of the year would not have been materially different from reported amounts. Consolidated pro forma net earnings for the 2002 and 2001 third quarter and year-to-date periods assuming the transaction occurred at the beginning of these periods are not materially different from reported amounts.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell Europe BV, was formed to direct the operations in these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,342,000 were acquired from certain former Merrell® distributors for cash and the assumption of liabilities totaling $2,219,000. Goodwill of $877,000 was recognized as of the purchase date. Consolidated pro forma net sales and other operating income and net earnings in 2001 assuming the transaction occurred at the beginning of the year are not materially different from reported amounts.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12 Weeks and 36 Weeks Ended September 7, 2002 (2002 third quarter and 2002 year-to-date, respectively) to the 12 Weeks and 36 Weeks Ended September 8, 2001 (2001 third quarter and 2001 year-to-date, respectively)

Net sales and other operating income of $219.2 million for the 2002 third quarter exceeded the 2001 third quarter level of $186.2 million by $33.0 million (17.7%) and 2002 year-to-date net sales and other operating income of $565.8 million exceeded the 2001 year-to-date level of $496.1 million by $69.7 million (14.0%), of which approximately 12.4% was related to the European acquisitions discussed in Note 8 to the financial statements. On a combined basis, net sales and other operating income for the Company's branded footwear businesses, consisting of The Hush Puppies Company, the Wolverine Slipper Group, the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Stanley®, Bates® and Harley-Davidson® brands), the Merrell® Performance Footwear Group and the CAT® Footwear Group, increased $30.5 million (18.0%) for the 2002 third quarter and $64.9 million (14.6%) for 2002 year-to-date as compared to the respective periods of 2001. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported an increase in net sales and other operating income of $2.5 million (15.4%) for the 2002 third quarter and $4.8 million (9.2%) for 2002 year-to-date as compared to the respective periods of 2001.

The Hush Puppies Company reported an increase in net sales and other operating income of $5.9 million in the 2002 third quarter and a $2.2 million increase for 2002 year-to-date when compared to 2001. Hush Puppies U.S. improved net sales for the first time in several quarters due to increased retail distribution and strong retail reorders. Both Hush Puppies U. K. and Hush Puppies Canada 2002 third quarter and year-to-date net sales and other operating income increased as compared to the same periods in 2001 due to improved product offerings and heightened consumer demand.

The Wolverine Slipper Group's 2002 third quarter net sales and other operating income increased $0.6 million over the third quarter of 2001. However, 2002 year-to-date net sales and other operating income is lower by $3.2 million compared to the same period in 2001 as a result of a decrease in non-seasonal shipments and increased returns related to inventory adjustments made by wholesale customers in the beginning of 2002.

The Wolverine Footwear Group's net sales and other operating income decreased $6.0 million and $7.4 million for the 2002 third quarter and year-to-date, respectively, as compared to the same periods in 2001. The decline in net sales and other operating income was primarily a result of the discontinuance of the U.S. Coleman footgear business and a general softness in the industrial work boot market as a result of layoffs and plant closings in the United States. The Wolverine® and HYTEST® brands experienced reductions in both 2002 third quarter and year-to-date net sales and other operating income as compared to the respective periods in 2001. Offsetting these decreases were strong single digit and double digit increases in net sales and other operating income for the 2002 third quarter and year-to-date compared to the same periods in 2001 by Harley-Davidson® footwear and the Bates® brand, respectively, due to product demand and increased shipments.

Merrell Performance Footwear continued its strong growth, reporting an increase in net sales and other operating income of $9.6 million and $32.1 million for the 2002 third quarter and year-to-date, respectively, as compared to the same periods of 2001. The Merrell® U.S. footwear business accounted for approximately half of the increase in net sales and other operating income as a result of strong retail and consumer response to an expanded product offering.

The CAT® Footwear Group recorded a $22.9 million and $42.7 million increase in net sales and other operating income for the 2002 third quarter and year-to-date, respectively, as compared to the respective periods of 2001. The European CAT® footwear business, which was acquired in January 2002, accounted for the majority of the increases. The CAT® footwear wholesale business in the U.S. reported an increase for the 2002 third quarter in net sales and other operating income as a result of expanded retail distribution and increased demand for its younger lifestyle product. The remainder of the CAT® international business reported decreases for the 2002 third quarter and 2002 year-to-date in net sales and other operating income as compared to the same periods of 2001, primarily as a result of adverse economic conditions in South America and Asia.

Within the Company's other business units, Hush Puppies Retail's net sales and other operating income remained flat for both the 2002 third quarter and 2002 year-to-date as compared to the same periods of 2001. The Wolverine Leathers and Wolverine Procurement divisions recorded an increase in 2002 third quarter and 2002 year-to-date net sales and other operating income of $2.6 million and $4.7 million, respectively, as compared to the same periods of 2001. The increases relate to both improved demand for Wolverine Performance Leathers™ from external branded footwear companies and third party contract manufacturers that produce footwear under the Company's branded labels.

Gross margin as a percentage of net sales and other operating income for the 2002 third quarter and 2002 year-to-date was 35.6% and 35.7%, respectively, compared to 36.4% and 35.6% for the same periods of 2001. The margin decline in the third quarter was primarily due to refocusing the product line of the Company's newly acquired European entities and the execution of inventory reduction programs designed to reduce investment in working capital. Excluding the European acquisitions, 2002 year-to-date gross margins were 36.2% compared to 35.6% for the 2001 year-to-date, a 60 basis point improvement, reflecting an improved business mix of higher margin lifestyle sales and better pricing on clearance goods. Gross margin dollars increased $10.2 million or 15.1% for the 2002 third quarter as compared to the same period of 2001 and increased $25.3 million or 14.4% for the 2002 year-to-date as compared to the same period of 2001. The gross margin percentages for the branded footwear businesses were 35.3% for the 2002 third quarter and 35.5% for 2002 year-to-date as compared to 36.3% and 35.4% for the same periods of 2001, respectively. The gross margin percentage for the other business units increased to 39.2% for the 2002 third quarter from 38.1% for the same period of 2001 due to increased margins from the Wolverine Leather operations. Year-to-date margins for the other business units were 36.8% for 2002 compared to 36.9% for the same period of 2001.

Selling and administrative expenses of $53.4 million for the 2002 third quarter increased $9.3 million from the 2001 third quarter level of $44.1 million and, as a percentage of net sales and other operating income, increased to 24.4% in 2002 compared to 23.7% in the 2001 third quarter. Selling and administrative expenses for 2002 year-to-date of $150.8 million increased $23.7 million from $127.1 million for the same period of 2001 and, as a percentage of net sales and other operating income, increased to 26.7% in 2002 compared to 25.6% for the 2001 year-to-date. The change in the third quarter selling and administrative expenses includes increases of $5.3 million related to the acquired European entities, $1.8 million in selling and administration costs primarily to support the growth of the Merrell® and Harley-Davidson® brands and $0.9 million in additional pension expense. The change in the year-to-date selling and administrative expenses includes increases of $14.7 million related to the acquired European entities, $5.9 million in selling and administration costs primarily to support the growth of the Merrell® and Harley-Davidson® brands and $2.8 million in additional pension expense.

Interest expense for the 2002 third quarter was $1.6 million, compared to $1.8 million for the same period of 2001. Interest expense for 2002 and 2001 year-to-date was $4.8 million and $5.1 million, respectively. The decreases in interest expense for 2002 third quarter and year-to-date reflect lower average borrowings and lower interest rates on the Company's borrowings under its revolving credit facility as compared to the 2001 respective periods.

The 2002 third quarter and year-to-date effective tax rate of 33.0% compares to 34.0% for the respective periods in the prior year. The decrease in the 2002 effective tax rate from 2001 relates to a higher percentage of income being generated in jurisdictions with lower tax rates.

Net earnings of $15.3 million for the 2002 third quarter compares to net earnings of $14.4 million for the same period in 2001. Year-to-date net earnings in 2002 increased to $30.8 million from $29.2 million in 2001. Diluted earnings per share were $0.37 and $0.73 for the 2002 third quarter and year-to-date, respectively, compared to $0.34 and $0.69 for the same periods of 2001, respectively. The nonamortization provisions of SFAS No. 142 apply to all 2002 results and application of those provisions to results for the 2001 third quarter and year-to-date would have resulted in an increase in net earnings of $168,000 ($0.004 per share) and $505,000 ($0.012 per share), respectively.

The West Coast ports of the United States have experienced work slowdowns, lock outs and other service interruptions since the expiration of the contract between the Pacific Maritime Association and the International

Longshore and Warehouse Union on July 1, 2002. In anticipation of possible interruptions, the Company took actions in July to reroute product through Vancouver, British Columbia and to date the Company has experienced only minor interruptions. However, even with the invocation of the Taft-Hartley Act on October 8, 2002 requiring the ports to open and members of the union to return to work, continued service interruption at West Coast Ports may result in increased costs or delays of products imported by the Company.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $26.0 million for 2002 year-to-date compared to a use of $18.2 million for 2001 year-to-date. Cash of $21.1 million was used in 2002 to fund working capital requirements compared to $56.9 million used in the same period in 2001, a $35.8 million improvement.

Accounts receivable of $191.0 million at September 7, 2002 reflects an increase of $6.3 million (3.4%) from the balance at September 8, 2001 and an increase of $38.6 million (25.4%) from the December 29, 2001 balance. The accounts receivable balance at September 7, 2002 was increased by $18.8 million from the European CAT® footwear business acquisition. Excluding the acquisition, accounts receivable decreased by $12.5 million (6.8%) from the balance at September 8, 2001 as a result of a focused asset reduction program and increased $19.8 million (13.0%) from the balance at December 29, 2001 due to seasonal sales trends. No single customer accounts for more than 5% of the outstanding accounts receivable balance at September 7, 2002. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At September 7, 2002 and September 8, 2001, management believes that it had provided sufficient reserves to address future collection uncertainties.

Inventories of $188.8 million at September 7, 2002 reflect an increase of $3.4 million (1.8%) compared to the balance at September 8, 2001 and an increase of $11.8 million (6.7%) over the balance at December 29, 2001. The increase in inventories relates primarily to the European CAT® footwear business acquisition, which added $15.1 million of inventory as of September 7, 2002. Excluding the European acquisitions, inventories decreased 6.4% and 0.9% compared to the balances at September 8, 2001 and December 29, 2001, respectively. As of September 7, 2002, the Company's backlog was 23.5% higher than the prior year's level including adjustments related to the Company's European acquisitions to enhance comparability. The Company values its inventory using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and on a first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for unsaleable or obsolete inventories based upon assumptions about future demand and market conditions. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures.

Accounts payable and other accrued liabilities of $79.5 million at September 7, 2002 reflect a $25.5 million (47.2%) increase over the $54.0 million balance at September 8, 2001 and a $20.1 million (33.9%) increase from the $59.4 million balance at December 29, 2001. The increases in accounts payable and other accrued liabilities compared to both the 2001 third quarter and year-to-date levels were primarily attributable to the European CAT® footwear business acquisition and an increase in reported in-transit inventory.

Additions to property, plant and equipment of $8.5 million for 2002 year-to-date compare to $7.7 million reported for the same period of 2001. Depreciation and amortization expense was $12.4 million for 2002 year-to-date compared to $12.9 million for the same period of 2001.

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

Long-term debt, including current maturities, of $102.6 million at September 7, 2002 compares to $119.9 million and $90.8 million at September 8, 2001 and December 29, 2001, respectively. The decrease in debt at September 7, 2002 as compared to September 8, 2001 was the result of improved operating cash flows that provided funds to pay down amounts borrowed. The increase as compared to December 29, 2001 was the result of a normal increase in operating cash requirements. The Company had commercial letter-of-credit facilities outstanding and other related commitments of $37.4 million and $35.0 million at September 7, 2002 and September 8, 2001, respectively.

Included in other assets are assets held for exchange in the amount of $5.0 million which represent barter credits that were acquired in exchange for inventories in December of 1997. Such credits are redeemable through 2005 for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $2.9 million have been utilized through September 7, 2002.

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

The Company has significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans, excluding the effect of special termination gains and expenses, increased $2.8 million for the 2002 year-to-date when compared to the respective period of 2001 due to market conditions and declining interest rates that adversely affected asset values and the Company's discount rate. As a result of these factors, the Company anticipates that pre-tax charges relating to defined benefit pension plans will increase by approximately $3.8 million (approximately $0.06 per share) in fiscal 2002 as compared to fiscal 2001 and is estimated to increase by an additional $7.1 million (approximately $0.11 per share) in fiscal 2003 as compared to fiscal 2002. Also, based on the market valuation of the pension assets, the Company anticipates that it will be required to record an additional minimum pension liability in the 2002 fourth quarter that will result in approximately a $27.0 million reduction to the other comprehensive income component of shareholders' equity. This adjustment will have no impact on the net earnings or cash flow of the Company.

Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. There were 783,800 shares repurchased during the 2002 third quarter, 1,476,300 shares repurchased year-to-date and 1,971,800 total cumulative shares repurchased under the program through September 7, 2002. Effective August 19, 2002, the Company's Board of Directors approved a new common stock repurchase program authorizing the repurchase of an additional 2.0 million shares of common stock over a 24 month period. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The 2002 third quarter dividend declared of $.045 per share of common stock represents a 12.5% increase over the $.04 per share declared in the 2001 third quarter. The dividend is payable November 1, 2002 to stockholders of record on October 1, 2002.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $22.3 million and assumed certain liabilities of $10.9 million of the European CAT® footwear business from Overland Group Limited of London, England, for cash and other consideration of $27.1 million, resulting in preliminary goodwill of $15.6 million after preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. On October 17, 2001, the Company acquired, through a newly formed subsidiary, Merrell Europe BV, assets from certain European distributors for cash and other consideration of $2.2 million. While subject to external factors, management believes that future net sales and other operating income could be positively impacted as a result of this acquisition activity. These acquisitions are discussed further in Note 8 to the financial statements in Item 1 above.

The current ratio was 4.2 to 1.0 for the 2002 third quarter compared with 6.3 to 1.0 for the same period of 2001. The Company's total debt to total capital ratio decreased to 0.21 to 1.0 for the 2002 third quarter from 0.25 to 1.0 for the same period of 2001.

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

ITEM 4.          Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (re-filed without change).

3.2	Amended and Restated By-laws.

4.1	Second Amendment dated as of August 30, 2002 to the Credit Agreement dated as of May 29, 2001.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

10.1	Amended and Restated Stock Option Loan Program.

          (b)          Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:
Date	Items Reported	Financial Statements

August 19, 2002	Items 7, 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 22, 2002	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

October 22, 2002	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

CERTIFICATIONS

I, Timothy J. O'Donovan, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Wolverine World Wide, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ Timothy J. O'Donovan
Timothy J. O'Donovan
President and Chief Executive Officer
Wolverine World Wide, Inc.

I, Stephen L. Gulis, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Wolverine World Wide, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr.
Executive Vice President, Chief Financial
   Officer and Treasurer
Wolverine World Wide, Inc.

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (re-filed without change).

3.2	Amended and Restated By-laws.

4.1	Second Amendment dated as of August 30, 2002 to the Credit Agreement dated as of May 29, 2001.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

10.1	Amended and Restated Stock Option Loan Program.