Form 10-K
period 2002-12-28
WOLVERINE WORLD WIDE INC /DE/
filed 2003-03-27
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes	X	No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 14, 2002, the last business day of the registrant's most recently completed second fiscal quarter: $665,102,583.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 20, 2003: 39,809,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 24, 2003, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth and cash flows; expected economic returns; projected 2003 operating results and dividend rates; continued supply to the U.S. military and significant customers; future strength of the Company; the establishment or growth of the retail presence for Company brands; the introduction of new lines or categories of products; future growth or success in specific countries, categories or market sectors; continued or expected distribution at specific retailers; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the continued weakness in the U.S. economy; the size and growth of footwear markets; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; performance of international distributors and licensees; the Company's ability to meet at-once orders; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, the terrorist attacks on September 11, 2001, the continuing war on terrorism, the ongoing war in Iraq, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in the United States and foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

General.

          Wolverine World Wide, Inc. (the "Company") is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, rugged outdoor and work footwear, and constructed slippers and moccasins. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

          Consumers around the world purchased more than 37 million pairs of Company branded footwear during fiscal 2002, making the Company a global leader among U.S. footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, CAT®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under five operating divisions: (i) the Wolverine Footwear Group, focusing on work, outdoor and lifestyle boots and shoes, (ii) the Merrell Performance Footwear Group, focusing on the Merrell® product lines of performance and lifestyle footwear, (iii) the CAT Footwear Group, focusing on the CAT® product lines of work and lifestyle footwear, (iv) the Hush Puppies Company, focusing on Hush Puppies® brand comfortable casual and dress shoes, and (v) the Wolverine Slipper Group, focusing on moccasins and slippers under the Hush Puppies® and Karen Neuburger® brands and other labels for third party retailers. The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 63 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to whom Wolverine distributes operate multiple storefront locations. The Company's products are distributed worldwide in over 130 markets through licensees and distributors.

          The Company, through its Wolverine Leathers Division, operates a Company-owned tannery and is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. Pigskin leather tanned by the Company is used in a significant portion of the footwear marketed by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of shoes. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, performs skinning operations and purchases raw pigskins which it then cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          For financial information regarding the Company, see the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K. The Company has one reportable operating segment, Branded Footwear. The Branded Footwear segment is engaged in the manufacture and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. The Company's Other Businesses category consists of the Company's retail stores, apparel and accessory licensing, tannery and pigskin procurement operations. Financial information regarding the Company's operating segments and financial information about geographic areas is found in Note 9 to the consolidated financial statements of the Company, which are attached as Appendix A to this Form 10-K.

Branded Footwear.

          The Company sources and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, CAT®, Coleman®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Stanley® and Wolverine®. The Company, through its wholly owned subsidiary, Wolverine Slipper Group, Inc., also sources constructed slippers and moccasins and markets them under the Hush Puppies® and Karen Neuburger® trademarks and on a private label basis. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities.

          The Company's five branded footwear operating divisions are described below.

                    1.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear under the Wolverine®, Bates®, HyTest®, Harley-Davidson®, Coleman® and Stanley® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 120 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™, SEMC™ composite safety toe and Wolverine Compressor™ technologies continue the Company's tradition of comfortable work and industrial footwear. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines also incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes walking shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics, the Company's performance leathers and patented DuraShocks® technologies.

          Bates® Uniform Footwear. The Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, CoolTech® and other proprietary comfort technologies in the design of its military-style boots and oxfords including the Bates®, Enforcer Series® and Special Ops™ footwear lines. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and the militaries of several foreign countries to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division products are also distributed through specialty retailers and catalogs.

          HyTest®. The HyTest® product line consists primarily of high quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various specialty safety features into its product lines, including steel toe, composite toe, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology and the proprietary SEMC™ composite toe to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently owned Shoemobile® mobile truck retail outlets providing direct sales of the Company's occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

          Harley-Davidson® Footwear. Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® brand footwear throughout the world. Harley-Davidson® brand footwear products include motorcycle, casual, fashion, work, military and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships as well as through department stores and specialty retailers.

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

                    Stanley® Footgear. Pursuant to a license arrangement with The Stanley Works, the Company has exclusive rights to manufacture, market, distribute and sell footwear under the Stanley® brand. The Stanley® Footgear line is designed primarily for and marketed in the value-priced work footwear market. Stanley® Footgear is currently sold in Payless ShoeSource, Inc. stores throughout the United States.

                    2.          Merrell Performance Footwear Group. The Merrell Performance Footwear Group was established as a separate division of the Company in October 2002. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor inspired casual footwear designed for backpacking, day hiking and every day use. The Merrell® product line also includes the "After-Sport" product line, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in over 120 countries worldwide.

                    3.          CAT Footwear Group. The CAT Footwear Group was established as a separate division of the Company in October 2002. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with CAT® equipment enhances the reputation of its boots for quality, ruggedness and durability. CAT® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, the Company also manufactures and markets CAT® Marine Power footwear, designed for industrial and recreational marine uses. CAT® footwear products target work and industrial users and active lifestyle users. CAT® footwear is marketed in over 130 countries worldwide.

                    4.          The Hush Puppies Company. Over its 45-year heritage, the Hush Puppies® brand has been a pioneer of comfortable casual shoes. The diverse product line includes numerous styles for both dress and casual wear and utilizes comfort features, such as the Comfort Curve® sole, Float Fx®, patented Bounce® technology and lightweight Zero-G™ constructions. Hush Puppies® shoes are sold to men, women and children in over 96 countries through department stores, catalogs, and independent retailers.

                    5.          Wolverine Slipper Group, Inc. Through its wholly owned subsidiary, Wolverine Slipper Group, Inc., the Company is one of the leading suppliers of constructed slippers in the United States. The styling of Wolverine Slipper Group's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. The Wolverine Slipper Group designs and manufactures constructed slippers, aftersport footwear, moccasins and children's footwear on a private label basis according to customer specifications. In addition to its traditional line of private label products, the Wolverine Slipper Group also manufactures and markets slipper products under the famous Hush Puppies® brand and has developed a College Clogs™ program for the sale of licensed collegiate slipper products. In addition, the Wolverine Slipper Group markets Karen Neuburger® slipper products pursuant to a license arrangement completed in the first quarter of 2002.

Other Businesses.

          In addition to the manufacture and marketing of the Company's footwear products that are reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly owned subsidiary Wolverine Procurement, Inc., (iii) operates 63 domestic retail footwear stores, and (iv) licenses the Company's brand names for use on non-footwear products.

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

                    2.          Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

                    3.          Retail Stores.          The Company operates 63 domestic retail shoe stores as of February, 2003, consisting of 61 factory outlet stores under the Hush Puppies and Family name, and two mall-based stores under the Track 'N Trail® name. The Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 61 factory outlet stores carry a large selection of first quality Company branded footwear at discounted retail prices. The Track 'N Trail® stores feature Company brands such as Wolverine®, Merrell®, Hush Puppies®, CAT® and Harley-Davidson®. These stores also carry a selection of branded footwear from other manufacturers.

                    4.          Apparel and Accessory Licensing. The Company's Apparel and Accessory Licensing Division licenses the Company's brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® brand apparel, eyewear, watches and plush toys, and Wolverine® brand apparel, gloves and watches.

Marketing.

          The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States and international markets to foster a differentiated and consistent image for each of the Company's core footwear brands. Each footwear brand group has its own marketing personnel who develop the marketing strategy for products within that group. Marketing campaigns and strategies vary by brand and may target accounts and/or end users as they strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans vary and may include print, radio and television advertising, in-store point of purchase displays, promotional materials, and sales and technical assistance.

          The Company's footwear brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance that may be provided by the Company to its licensees and distributors are (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting on retail store layout and design. The Company believes its footwear brand names provide a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution.

          The Company uses a wide variety of distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses three primary distribution strategies.

•

Traditional wholesale distribution is used to service department stores, large footwear chains, specialty retailers, catalogs, independent retailers and uniform outlets. A dedicated sales force and customer service team, advertising and point of purchase support, and in-stock inventories are used to service these accounts.

•

Volume direct programs provide branded and private label footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchant and government customers.

•	A network of independent Shoemobile® distribution outlets is used to distribute the Company's work and occupational footwear at industrial facilities.

•	The Company solicits all branches of the United States military and enters bids for contracts to supply specific footwear products.

          In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above. The Company is developing various programs both independently and with its retail customers for the distribution of its products over the Internet and operates direct to customer sites at www.upfootgear.com, www.hytest.com, www.wolverinebootsandshoes.com, www.trackandtrail.com, www.hushpuppies.com and www.catfootwear.com.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2002.

          Footwear sales are seasonal with significant increases in sales experienced during the U.S. fall and spring seasons. Due to this seasonal nature of footwear sales, the Company experiences some fluctuation in its levels of working capital. The Company provides working capital for such fluctuations through internal financing and through a revolving credit agreement that the Company has in place. The Company expects the seasonal sales pattern to continue in future years.

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's owned operations in Canada, the United Kingdom, France, Germany, The Netherlands, Belgium and Luxemburg and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Merrell Europe B.V., Merrell (Europe) Limited, Hush Puppies Canada Footwear, Ltd., and the Merrell Canada division. In addition, in January 2002, the Company established a new subsidiary to manage the CAT® footwear brand in the European market. This new subsidiary, Wolverine Europe Limited, purchased on-going operations and assets of the European CAT® footwear business from Overland Group Limited of London, England. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, The Netherlands, the United Kingdom and Switzerland, and it will continue to coordinate and oversee support for other European markets served by independently-owned distributors. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of Company footwear bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CAT®, Coleman® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. In fiscal 2002, the Company's wholly owned foreign operations, together with the Company's foreign licensees and distributors sold an estimated 17 million pairs of footwear, which is consistent with the level of international sales in fiscal 2001.

          The Company continues to develop a global network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. Independent licensees and distributors purchase goods from either the Company or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with Company standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and market support provided by the Company.

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 75% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 85% are purchased or sourced from third parties, with the remainder produced at Company-owned facilities. Footwear produced by the Company is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, the Dominican Republic and Mexico. For some of the Company-produced footwear, a "twin plant" concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic, Arkansas and Mexico and the technology intensive construction, or "bottoming," is performed at the Company's Michigan facilities.

          The Company's factories each have the flexibility to produce a variety of footwear, and depart from the industry's historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company primarily produces slippers, work and military footwear in its domestic and Caribbean facilities, allowing the Company to respond to both market and customer-specific demand.

          The Company sources a majority of its footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, Central and South America, India and Europe. The Company maintains technical offices in the Asia-Pacific region to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, the Company has adopted "Engagement Criteria for Partners & Sources" to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor.

          The Company's domestic manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs, and (iii) closely monitor product quality. The Company's foreign manufacturing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source the highest quality raw materials from around the world, and (iii) avoid additional capital expenditures necessary for owned factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

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

          The Company's principal required raw material is quality leather, which it purchases from a select group of domestic and offshore suppliers, including the Company's tannery. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its tannery operations from one domestic source. This source has been a reliable and consistent supplier for over 30 years. Alternative sources of pigskin are available; however the price, processing and/or product characteristics are less advantageous to the Company. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.

          The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war or terrorism, political disturbances and similar events, the imposition of trade barriers, quotas and tariffs, loss of most favored nation trading status and currency and exchange rate fluctuations. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could have an adverse impact on the Company's operations and financial condition.

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion™, DuraShocks®, Wolverine Compressor™, Hidden Tracks®, Bounce®, Comfort Curve®, HyTest®, Merrell®, Track 'N Trail® and FootRests®. The Company has obtained license rights to manufacture, market and distribute footwear throughout most countries of the world under the CAT® and Harley-Davidson® trademarks; the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark; the right to manufacture, market and distribute slippers in the United States and certain other countries under the Karen Neuburger® trademark; and the right to manufacture, market and distribute footwear in Europe, Asia and the Middle East under the Coleman® trademark -- all pursuant to license arrangements with the respective trademark owners. All of the Company's licenses are long term and extend for three or more years with conditional renewal options, with the exception of the Karen Neuburger® license which expires in 2004. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers™.

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

Order Backlog.

          At March 22, 2003, the Company had a backlog of footwear orders of approximately $266 million compared with a backlog of approximately $233 million at March 23, 2002. Approximately 60 percent of the backlog is related to orders for products expected to be shipped in the third and fourth quarters of 2003 and the first quarter of 2004 and can be affected by the timing of customer requests for shipment of the ordered products. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past and the Company expects that substantially all of the orders will be shipped in fiscal 2003. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States and Europe. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least ten major competitors in connection with the sale of its sport boots, and at least thirty major competitors in connection with the sale of its casual, work and outdoor shoes. Product performance and quality, including technological improvements, product identity, competitive pricing, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

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

Environmental Matters.

          Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company from time to time works with federal, state and local agencies to resolve cleanup issues at various waste sites and other regulatory issues.

Employees.

          As of December 28, 2002, the Company had approximately 4,426 domestic and foreign production, office and sales employees. Approximately 767 employees were covered by five union contracts expiring at various dates through March 31, 2004. The Company has experienced no work stoppages since 1990. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company is available at its website, http://www.wolverineworldwide.com. The Company makes available on or through its website, free of charge, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission) as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. These filings are also accessible on the SEC's website at www.sec.gov.

Item 2.  Properties.

          The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company's manufacturing operations are primarily conducted at its owned Pigskin Tannery in Rockford, Michigan, and a combination of leased and owned footwear manufacturing facilities in Arkansas; Michigan; Monterey, Mexico; and the Dominican Republic. The Company operates its warehousing operations primarily through owned warehouses in Rockford, Michigan, totaling approximately 475,000 square feet, a leased warehouse in Cedar Springs, Michigan, of approximately 362,000 square feet and a leased warehouse in Howard City, Michigan, of approximately 350,000 square feet.

          The Company also leases and owns various other offices and warehouses in the United States to meet its operational requirements. In addition, the Company's subsidiary, Hush Puppies Retail, Inc., operates retail stores through leases with various third-party landlords. International operations are conducted in Canada, England, and Europe through leased warehouses, offices and showrooms. The Company believes that its current facilities are suitable and adequate for its current needs.

Item 3.  Legal Proceedings.

          The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company's financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Supplemental Item.  Executive Officers of the Registrant.

          The following table lists the names and ages of the Executive Officers of the Company as of December 28, 2002, and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer during the past five years. All

Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company

Steven M. Duffy	50	Executive Vice President and President,
		Global Operations Group
V. Dean Estes	53	Vice President and President,
		Wolverine Footwear Group
Stephen L. Gulis, Jr.	45	Executive Vice President, Chief Financial
		Officer and Treasurer
Blake W. Krueger	49	Executive Vice President, General Counsel
		and Secretary
Timothy J. O'Donovan	57	Chief Executive Officer and President
Nicholas P. Ottenwess	40	Vice President of Finance and Corporate Controller
Robert J. Sedrowski	53	Vice President of Human Resources
James D. Zwiers	35	Associate General Counsel and Assistant Secretary

          Steven M. Duffy has served the Company as Executive Vice President since April 1996 and is President of the Company's Global Operations Group. From 1993 to 1996 he served as Vice President. From 1989 to April 1993 he served in various senior manufacturing positions.

          V. Dean Estes has served the Company as Vice President since 1995. Mr. Estes is also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe and related businesses.

          Stephen L. Gulis, Jr., has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since April 1996. From 1994 to April 1996 he served as Vice President and Chief Financial Officer. From 1993 to 1994 he served as Vice President of Finance and Corporate Controller and from 1986 to 1993 he was the Vice President of Administration and Controller for the Hush Puppies Company.

          Blake W. Krueger has served the Company as Executive Vice President, General Counsel and Secretary since April 1996. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

          Timothy J. O'Donovan has served the Company as Chief Executive Officer and President since April 2000. From 1996 to April 2000 he served as Chief Operating Officer and President. From 1982 to April 1996 he served as Executive Vice President.

          Nicholas P. Ottenwess has served the Company as Vice President of Finance and Corporate Controller since June 2001. From September 1997 to June 2001 he served as Corporate Controller. From 1993 to September 1997 he served as Vice President of Finance and Administration for The Hush Puppies Company.

          Robert J. Sedrowski has served the Company as Vice President of Human Resources since October 1993. From 1990 to 1993 he served as Director of Human Resources.

          James D. Zwiers has served the Company as Associate General Counsel and Assistant Secretary since January 1998. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          Wolverine World Wide, Inc. common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low sales prices on the New York Stock Exchange and dividends declared by calendar quarter for 2002 and 2001. The number of stockholders of record on March 3, 2003, was 1,721.

	2002		2001

	High	Low	High	Low
First quarter	$18.23	$14.00	$19.56	$12.96
Second quarter	19.25	15.80	18.49	13.30
Third quarter	17.72	12.55	19.50	15.00
Fourth quarter	17.24	13.42	16.98	12.25
Cash Dividends Declared Per Share:

	2002	2001
First quarter	$.045	$.04
Second quarter	.045	.04
Third quarter	.045	.04
Fourth quarter	.045	.04

Dividends of $.055 were declared in the first quarter of fiscal 2003.

See Item 12 for information with respect to the Company's equity compensation plans.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)
(Thousands of Dollars, Except Per Share Data)

	2002	2001	2000	1999	1998
Summary of Operations
Revenue	$827,106	$720,066	$701,291	$665,576	$669,329
Net earnings	47,912	45,240	10,690	32,380	41,651
Per share of common stock:
Net earnings, as reported: (2)
Basic	$1.19	$1.11	$.26	$.80	$1.00
Diluted	1.15	1.07	.26	.78	.97
Cash dividends declared	.18	.16	.14	.12	.11
Financial Position at Year End
Total assets	$531,994	$543,678	$494,568	$534,395	$521,478
Long-term debt	72,915	90,848	92,194	139,201	161,650

Notes to Five-Year Operating and Financial Summary

1.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K. In particular, see the discussions of the 2000 realignment charge in Note 11 to the consolidated financial statements, the $14.0 million realignment charge to exit the Company's Russian wholesale footwear operation as discussed in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission and business acquisitions in Note 12.

2.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

Results of Operations--2002 Compared to 2001

          Revenue of $827.1 million in 2002 increased $107.0 million (14.9%) as compared to $720.1 million in 2001, of which 10.0 percent of 2002 revenue was related to the European acquisitions discussed in Note 12 to the consolidated financial statements. On a combined basis, revenue for the Company's branded footwear businesses, consisting of The Hush Puppies Company, Wolverine Slippers, the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Stanley®, Bates® and Harley-Davidson® brands), the Merrell Performance Footwear Group and the CAT Footwear Group, increased $101.4 million (15.7%) in 2002 compared to 2001. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported an increase in revenue of $5.6 million (7.5%) in 2002 compared to 2001.

          The Hush Puppies Company reported an increase in revenue of $2.2 million (1.7%) in 2002 compared to 2001. The increase was generated primarily from the Hush Puppies U.K. and Hush Puppies Canada wholesale operations as a result of expanded product distribution and heightened consumer demand. Hush Puppies International recorded a double-digit increase in revenue for 2002 as compared to 2001, reflecting strong licensing results in Germany, Mexico and Australia. Hush Puppies U.S. reported a middle single-digit decline in revenue for the full year of 2002 as compared with 2001, as management continued to execute the repositioning of the brand's product line, distribution channels and identity. Management believes these initiatives are taking hold as Hush Puppies U.S. reported a low single-digit increase in revenue for the second half of 2002 as compared to 2001. Wolverine Slippers' 2002 revenue decreased $2.8 million (7.3%) as a result of reduced retailer demand.

          The Wolverine Footwear Group's revenue decreased $2.5 million (0.9%) in 2002 compared to 2001. Harley-Davidson Footwear reported double-digit revenue gains due to increased product demand from the Harley-Davidson® specialty retailer network and expanded distribution in the department store channel. Bates® also generated a double-digit increase in revenue as a result of fulfilling contractual orders from the Department of Defense and increased demand in the civilian sector. Wolverine® Boots and Shoes (including Hytest®) experienced a decline in revenue resulting from a planned exit and refocusing of underperforming product lines, a general softness in the industrial work boot market and a shift in product mix toward lower price point products. Stanley® Footgear reported a small reduction in revenue reflecting cautious inventory purchases made by its primary retail customer during the first three quarters of 2002.

          Merrell Performance Footwear reported the sixth consecutive year of double-digit revenue growth, reflecting an increase of $45.0 million (33.3%) for 2002 when compared to 2001. The Merrell® U.S. footwear business accounted for approximately 70% of the increase as a result of strong consumer demand and the expansion of product offerings with existing footwear retailers. The Merrell® international businesses accounted for the remaining increase, posting double-digit revenue gains for 2002 as compared to 2001, benefiting from the full year results of the 2001 Merrell Europe acquisition.

          The CAT Footwear Group recorded a $61.9 million (130.8%) increase in revenue for 2002 as compared to 2001. The European CAT® footwear business, which was acquired in January 2002, accounted for the increase. The CAT® footwear wholesale business in the U.S. reported a decrease in revenue for 2002 as compared to 2001. However, the CAT® U.S. business experienced a double-digit revenue increase in the second half of 2002 resulting from a new strategic brand plan focused on a younger lifestyle consumer. The CAT® international distribution business reported decreased revenue for 2002 as compared to 2001, reflecting a reduction of pairs sold in Mexico, South America and the Pacific Rim.

          The Company's other business units reported a combined $5.6 million (7.5%) increase in revenue in 2002 compared to 2001. Hush Puppies Retail reported a $0.3 million (0.8%) increase in revenue in 2002 compared to 2001. Wolverine Leathers recorded an increase in 2002 revenue of $6.6 million. The increase related to both improved demand for Wolverine Performance Leathers™ from external branded footwear companies and third party contract manufacturers that produce footwear under the Company's branded labels. Wolverine Procurement reported a reduction in revenue of $1.2 million in 2002 compared to 2001. Revenue for Apparel and Accessory Licensing increased $0.2 million (7.9%) for 2002 compared to 2001.

          Gross margin as a percentage of revenue was 35.6% and 35.7% in 2002 and 2001, respectively. The margin decline in 2002 was primarily due to liquidating excess inventories as the Company refocused the product lines of its newly acquired European businesses. Excluding the European acquisitions, 2002 gross margins were 36.2% compared to 35.7% for 2001, a 50 basis point improvement, reflecting an improved mix of higher margin lifestyle products and improved margins from the Company's other business units. Gross margin dollars in 2002 increased $16.7 million or 6.5% to $273.7 million compared to $257.0 million in 2001. The gross margin percentage for the branded footwear businesses decreased to 35.2% in 2002 from 35.6% in 2001. The decrease in gross margins for the branded footwear businesses resulted primarily from the actions taken to liquidate excess inventory in the Company's newly acquired European businesses, as noted above. Excluding the European acquisitions, 2002 gross margins for the branded footwear businesses were 35.9% compared to 35.6% for 2001, a 30 basis point improvement, reflecting increased shipments of higher margin lifestyle products under the Merrell® and Harley-Davidson® brands. The gross margin percentage for the other business units increased to 39.2% in 2002 compared to 36.6% in 2001. The improvement in margins was primarily due to increased volume and improved efficiencies from the Wolverine Leathers operations and improvements reported by the Apparel and Accessory Licensing division.

          Selling and administrative expenses of $217.2 million for 2002 increased $35.0 million (19.2%) from the 2001 level of $182.2 million and, as a percentage of revenue, increased to 26.3% in 2002 from 25.3% in 2001. The dollar change in selling and administrative expenses includes increases of $19.8 million related to the acquired European entities, $2.8 million related to increased employee benefit costs and $4.0 million in additional pension expense. The remaining $8.4 million relates to variable costs associated with the revenue increase.

          Interest expense in 2002 was $6.7 million compared to $7.2 million in 2001. The decrease in interest expense reflects a reduction in senior notes outstanding due to principal payments made during the year and lower average borrowings and interest rates under the Company's revolving credit facility.

          The change in other (income) expense primarily relates to the change in realized gains or losses on foreign currency transactions.

          The Company's 2002 effective income tax rate of 32.9% compared to 34.0% for 2001. The decrease in the 2002 effective tax rate from 2001 relates to a higher percentage of income being generated in foreign jurisdictions with lower tax rates.

          Net earnings of $47.9 million for 2002 compares to $45.2 million for 2001. Diluted earnings per share of $1.15 for 2002 compares to $1.07 for 2001. The non-amortization provisions of Statement of Financial Accounting Standard (SFAS) No. 142 apply to 2002 results and application of the non-amortization provisions to results for 2001 would have resulted in an increase in 2001 net earnings of $731,000 ($0.02 per share).

Results of Operations--2001 Compared to 2000

          Revenue increased 2.7% to $720.1 million in 2001 compared to $701.3 million in 2000. On a combined basis, revenue for the Company's branded footwear businesses, consisting of the Casual Footwear Group (comprised of The Hush Puppies Company, the Children's Footwear Group, and the Wolverine Slipper Group), the Wolverine Footwear Group (comprised of the Wolverine® Boots and

Shoes, HYTEST®, Stanley®, Coleman®, Bates® and Harley-Davidson® brands), and the Performance Footwear Group (comprised of the CAT® and Merrell® brands) increased $22.0 million (3.5%) in 2001 compared to 2000. The Company's other business units, consisting of Wolverine Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a $3.2 million (4.1%) decrease in revenue in 2001 compared to 2000.

          The Casual Footwear Group reported a decrease in revenue of $12.0 million (6.4%) in 2001 compared to 2000. Revenue for the Hush Puppies Company decreased from 2000 levels as Hush Puppies U.S. experienced soft sales as a result of a weak retail environment. Many retailers remained reluctant to place reorders due to concerns about the economy and rising inventory levels. Hush Puppies Canada recorded a 4.6% increase in revenue due to the successful launch of Steps by Hush Puppies™, a middle market product for men and women. Hush Puppies U.K. experienced a slight decline for the year due to the loss of its largest customer during the second quarter of 2001. This customer transitioned its business to the discount retail market, which is not serviced by the Company. The Children's Footwear Group experienced a decrease in revenue for 2001 as a result of losing several customers that exited the childrens' footwear business. Revenue for the Wolverine Slipper Group was generally consistent with 2000 levels.

          The Wolverine Footwear Group's revenue increased $5.5 million (2.0%) in 2001 compared to 2000. Wolverine® Boots and Shoes, Harley-Davidson® and Stanley® footwear provided the increase with expanded distribution networks in 2001. In 2001, Stanley® footgear, a new footwear line for the Company as of the third quarter of 2000, expanded its distribution network to include the Hytest® mobile retail units in addition to its current distribution to Payless ShoeSource, Inc. These increases were partially offset by Bates®, which reported a 3.4% decrease in revenue from 2000, primarily due to the timing of contract awards for the Department of Defense. Also reporting a decrease in revenue was the HYTEST® work boot business. HYTEST® sells primarily to employees of large manufacturing companies that were adversely affected by the weakened economy.

          The Performance Footwear Group reported record revenue, reflecting an increase of $28.5 million (18.5%) for 2001 compared to 2000. The Merrell® outdoor footwear business accounted for the increase as a result of strong consumer demand for the brand, new product offerings and expansion of its domestic and international distribution. Partially offsetting the Merrell® increase was a decrease in revenue reported by CAT® footwear due to retail account closings, weak retail performance and a decline in the European business.

          The Company's other business units reported a combined $3.2 million (4.1%) decrease in revenue in 2001 compared to 2000. Wolverine Retail reported a $0.8 million (1.9%) increase in revenue in 2001 compared to 2000. Wolverine Procurement's revenue increased $2.4 million in 2001 over 2000 due to an increase in the market price for sow skins. These increases were offset by Wolverine Leathers, which recorded a $5.8 million decrease in revenue primarily as a result of a decline in production of Hush Puppies® and CAT® products worldwide. Revenue for Apparel and Accessory Licensing increased slightly for 2001 compared to 2000.

          As discussed in Note 11 to the consolidated financial statements, on July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company closed manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica in the second half of 2000. A pre-tax charge to earnings of $45.0 million was recorded in 2000, of which $15.0 million was reflected in cost of products sold for inventory write-

downs, $29.6 million was recognized in selling and administrative expenses for severance, bad debt, loss on disposal of fixed assets and goodwill impairment, and $0.4 million was recorded in other expenses. These charges resulted in a $0.71 per share reduction of net earnings for 2000. The realignment activities were primarily completed in the third and fourth quarters of 2000 and the first half of 2001. Remaining liabilities of $2.8 million associated with the sourcing realignment include pension benefits for certain terminated employees and lease termination costs.

          The analysis in this paragraph excludes the realignment charge in 2000. Gross margin as a percentage of revenue was 35.7% and 34.1% in 2001 and 2000, respectively. Gross margin dollars in 2001 increased $18.0 million or 7.5% to $257.0 million compared to $239.0 million in 2000. The gross margin percentage for the branded footwear businesses increased to 35.6% in 2001 from 33.5% in 2000. The increase in gross margins for the branded footwear businesses resulted primarily from initial pricing margin improvements and benefits from the 2000 realignment discussed above. Additionally, increased shipments of higher margin Merrell® and Harley-Davidson® products improved the mix of overall margins. The gross margin percentage for the other business units decreased to 36.6% in 2001 compared to 38.5% in 2000, primarily due to a reduction in process efficiencies resulting from a decline in sales volume at Wolverine Leathers.

          The analysis in this paragraph excludes the realignment charge in 2000. Selling and administrative expenses of $182.2 million for 2001 increased $12.8 million (7.6%) from the 2000 level of $169.4 million and, as a percentage of revenue, increased to 25.3% in 2001 from 24.2% in 2000. The change in selling and administrative expenses primarily includes increases of $2.2 million in advertising costs and $10.1 million in selling and administrative costs related to the expansion of the Merrell®, Harley-Davidson® and Stanley® brands.

          Interest expense in 2001 was $7.2 million compared to $10.3 million in 2000. The decrease in interest expense reflected lower average borrowings and declining interest rates in 2001 compared to 2000.

          The Company's 2001 effective income tax rate of 34.0% compared to 28.8% for 2000. The increase is due to income tax benefits from nontaxable earnings of foreign affiliates representing a smaller percentage of taxable income in 2001.

          Net earnings were $45.2 million for 2001 compared to $10.7 million for 2000. Diluted earnings per share were $1.07 for 2001 compared to $0.26 for 2000. Excluding the 2000 realignment charges, net earnings were $40.5 million and diluted earnings per share were $0.97 for 2000.

Liquidity and Capital Resources

          Net cash provided by operating activities was $88.3 million in 2002 compared to $53.9 million in 2001. Cash of $20.6 million was generated from working capital in 2002, primarily related to the reduction in inventories, compared to $11.6 million that was used in 2001. Cash at December 28, 2002 was $27.1 million.

          Accounts receivable of $156.3 million at December 28, 2002 increased $4.0 million, a 2.6% increase, from the $152.3 million balance at December 29, 2001. The accounts receivable balance at December 28, 2002 included $13.9 million relating to the acquired European businesses. Excluding the acquisitions, accounts receivable decreased by $11.5 million (7.6%) from the balance at December 29,

2001 as a result of a focused asset management program. The number of days sales outstanding at December 28, 2002 was 71 days, compared with 81 days at December 29, 2001. No single customer accounted for more than 5% of the outstanding accounts receivable balance at December 28, 2002.

          Inventories of $169.0 million at December 28, 2002 decreased $8.0 million (4.5%) from $177.0 million at December 29, 2001. Excluding the European acquisitions, which added $22.8 million of inventory as of December 28, 2002, total inventories decreased 16.6%. Significant decreases in inventories were experienced in Merrell® U.S., Wolverine® Boots and Shoes and Hush Puppies® U.S. resulting from an asset management program focused on improving inventory turns. Total inventory turns were 2.9 times in 2002, compared with 2.7 times in 2001. As of December 28, 2002, the Company's backlog was 19% higher than the prior year-end's level.

          Accounts payable of $29.5 million at December 28, 2002 increased $1.1 million (4.2%) over the $28.4 million balance at December 29, 2001. Other accrued liabilities of $35.6 million at December 28, 2002 reflected a $4.6 million (14.7%) increase from the $31.0 million balance at December 29, 2001. The increases in accounts payable and other accrued liabilities compared to the 2001 level were primarily attributable to the European CAT® footwear business acquired in 2002.

          Additions to property, plant and equipment were $13.9 million in 2002 compared to $11.3 million in 2001. The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. Depreciation and amortization expense of $16.9 million in 2002 compares to $17.6 million in 2001. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

          The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated for the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be used by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the forseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund growth initiatives, pay dividends and repurchase the Company's common stock.

          Long-term debt, including current maturities, of $72.9 million at the end of 2002, decreased $17.9 million from the $90.8 million balance at the end of 2001. The decrease in debt was the result of annual principal payments on senior notes and the reduction of revolving working capital debt. The Company had commercial letter of credit facilities outstanding of $8.4 million and $18.4 million at the end of 2002 and 2001, respectively. The decrease in letters of credit is due to transitioning a majority of footwear suppliers to open account. Total debt to total capital ratio for the Company was 16.5% in 2002 and 19.6% in 2001.

          Assets held for exchange in the amount of $4.7 million represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable through 2005 for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $3.2 million have been utilized through December 28, 2002.

          The Company has significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's qualified defined benefit pension plans, excluding the effect of special termination gains and expenses, increased $4.0 million ($0.06 per share) for 2002 when compared to 2001 due to market conditions and declining interest rates that adversely affected asset values of plan investments and the Company's estimated accumulated benefit obligation. As a result of these factors, the Company estimates that pre-tax charges relating to its qualified defined benefit pension plans will increase by an additional $7.1 million (approximately $0.11 per share) in fiscal 2003 as compared to fiscal 2002. Also, based on the decline in the market valuation of the pension assets, the Company recorded an additional minimum pension liability in the 2002 fourth quarter that resulted in a $25.3 million net change to the other comprehensive loss component of stockholders' equity. This adjustment had no impact on the net earnings or cash flows of the Company.

          Applying SFAS 87 and SFAS 132, the Company's qualified pension plans were underfunded by $17.6 million in 2002 and overfunded by $9.1 million in 2001. However, under the Employee Retirement Income Security Act of 1974 (ERISA), the Wolverine Employees' Pension Plan (representing 92% of the Company's pension benefit obligation) had no minimum funding requirements. A $2.1 million cash contribution was made in 2002 to provide long-term stability to the plan. No contributions were made in 2001. The Company also maintains three separate defined benefit pension plans for certain bargaining units and hourly employees (representing 8% of the Company's pension benefit obligation) which required funding of $0.4 million in 2002 and $0.5 million in 2001 under ERISA.

          Effective October 3, 2000, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2.0 million shares of common stock over 24 months. This program expired on October 3, 2002 with 1,476,300 shares ($22.8 million in market price) repurchased during 2002 and 1,971,800 total cumulative shares ($29.6 million in market price) repurchased under the program. Effective August 19, 2002, the Company's Board of Directors approved an additional common stock repurchase program authorizing the repurchase of an additional 2.0 million shares of common stock over a 24-month period. There were 569,800 shares ($9.0 million in market price) repurchased during fiscal 2002 under the program. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

          The Company declared dividends of $7.2 million in 2002, or $0.18 per share, which reflected a 12.5% increase over the $6.6 million, or $0.16 per share, declared in 2001. On February 18, 2003, the Company declared a quarterly cash dividend of $0.055 per share of common stock, an increase of 22.2% as compared to the same period of 2002. The quarterly dividend is payable on May 1, 2003, to stockholders of record on April 1, 2003.

          On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $21.2 million and assumed certain liabilities of $8.5 million of the European CAT® footwear business from Overland Group Limited of London, England. Cash and other consideration paid totalled $27.8 million, resulting in goodwill of $15.1 million after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. On October 17, 2001, the Company acquired, through a newly formed subsidiary,

Merrell Europe B.V., assets from certain European distributors for cash and other consideration of $2.2 million. These acquisitions are discussed further in Note 12 to the consolidated financial statements.

Critical Accounting Policies

                    The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates these estimates. Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                    Management believes that an understanding of the following critical accounting policies is important to an overall understanding of the consolidated financial statements.

ACCOUNTS RECEIVABLE
          The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, analysis of credit memorandum activity and customer demand. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At December 28, 2002 and December 29, 2001, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
          The Company values its inventory using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and a first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures.

INCOME TAXES
          The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2002, 2001 or 2000.

Quantitative and Qualitative Disclosures About Market Risk

                    As of the beginning of fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These provisions require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

          The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 28, 2002 and December 29, 2001, the Company had outstanding forward currency exchange contracts to purchase $24.0 million and $9.0 million, respectively, of various currencies (principally U. S. dollars) with maturities ranging up to 180 days.

                    The Company also has production facilities in the Dominican Republic and Mexico where financial statements are prepared in the functional currency of the U.S. dollar; however, operating costs are paid in the local currencies. Revenue from products sold in foreign countries under distribution arrangements are denominated in U.S. dollars. However, royalty revenue generated by the Company from third party foreign licensees are measured in the licensees' local currencies. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2003 and beyond.

                    Assets and liabilities outside the United States are primarily located in Canada, the United Kingdom and The Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended December 28, 2002, the strengthening of foreign currencies increased the value of these investments in net assets by $6.1 million. This gain resulted in cumulative foreign currency translation adjustments at December 28, 2002 of $3.1 million that are deferred and recorded as a separate component of stockholders' equity.

                    Because the Company markets, sells and licenses its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

                    The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to effectively manage overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

          The following table lists required principal payments and related interest rates for the Company's short- and long-term debt by fiscal year of maturity. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted average rates of the portfolio at the respective consolidated balance sheet dates.

							2002		2001
	2003	2004	2005	2006	2007	There- After	Total	Fair Value	Total	Fair Value
			(Millions of Dollars, except percentages)
Denominated in U.S. Dollars:
Fixed rate	$15.0	$15.0	$10.7	$10.7	$10.7	$10.8	$72.9	$77.5	$87.9	$88.2
Average interest rate	6.9%	6.9%	6.5%	6.5%	6.5%	6.5%	6.7%	--	6.7%	--

          At December 29, 2001, variable rate debt totaling $2.9 million denominated in British Pounds Sterling was outstanding at an average interest rate of 4.8%. The fair value of these borrowings approximated carrying value.

          The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments. The Company's future contractual obligations for agreements with initial terms greater than one year are summarized as follows (millions of dollars):

			Payment Period
	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$15.0	$15.0	$10.7	$10.7	$10.7	$10.8
Operating leases	7.9	6.7	5.9	4.7	4.1	19.1

          Should additional funds be required, the Company had $172.9 million of additional borrowing capacity available under all of its existing credit facilities at December 28, 2002. The Company's additional borrowing capacity is summarized as follows (millions of dollars):

		Expiration of Availability
	Total Commitments Available	Less than 1 Year	1 Year or Greater
Revolving credit	$150.0	$ --	$150.0
Lines of credit	19.6	19.6	--
Standby letters of credit	3.3	3.3	--

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          The response to this Item is set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheadings "Nominees for Terms Expiring in 2006," "Continuing Directors -- Terms Expiring in 2005," and "Continuing Directors -- Terms Expiring in 2004" in the definitive Proxy Statement of the Company dated March 17, 2003, is incorporated herein by reference. In addition to the directors discussed in the definitive Proxy Statement, the Company's Board of Directors currently includes Joan Parker (age 67), whose term expires at this year's annual meeting. Ms. Parker is retiring after 22 years of service as a director. Ms. Parker is President of Parker & Associates, an international public relations firm. She has held that position since April 2002. Prior to this position, Ms. Parker was a Senior Partner with J. Walter Thompson, an international advertising firm, from 1995 to April 2002.

          The information regarding directors and Executive Officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 17, 2003, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.  Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheading "Compensation of Directors," under the caption "Related Matters" under the subheading "Compensation Committee Interlocks and Insider Participation," and under the captions "Executive Compensation" (excluding information under the subheading "Equity Compensation Plan Information") and "Employment Agreements and Termination of Employment and Change in Control Arrangements" in the definitive Proxy Statement of the Company dated March  17, 2003, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" and under the caption "Executive Compensation" under the subheading "Equity Compensation Plan Information" contained in the definitive Proxy Statement of the Company dated March 17, 2003, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain loans following the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 17, 2003, are incorporated herein by reference.

Item 14.  Controls and Procedures.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2002, December 29, 2001, and December 30, 2000.

•	Notes to Consolidated Financial Statements as of December 28, 2002.

•	Report of Independent Auditors.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and qualifying accounts.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits.

          The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

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

4.6	Third Amendment dated as of December 10, 2002, to the Rights Agreement dated as of April 17, 1997.

4.7

Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.8

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.9

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.7, 4.8 and 4.10. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.10

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

4.11

First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.12

Second Amendment dated as of August 30, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.13	Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

10.6

Stock Incentive Plan of 2001.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 26, 2001. Here incorporated by reference.

10.7

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.8

Amended and Restated Directors' Stock Option Plan.* Previously filed as Appendix D to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.9

Amended and Restated Outside Directors' Deferred Compensation Plan.* Previously filed as Appendix E to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.10

Supplemental Director's Fee Arrangement dated April 27, 1993, between the Company and Phillip D. Matthews.* (Reflects the grant of a currently oustanding stock option to Mr. Matthews. This agreement is otherwise no longer in effect.)

10.11

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.12

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.13	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.14

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.14.

10.15

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.16

Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.* Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.17

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.17.

10.18

Employees' Pension Plan (Restated as Amended through December 13, 2001).* Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.19	Fiftieth Amendment dated as of July 9, 2002, to the Employees' Pension Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

____________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, Executive Vice President, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.

          Item 15(b).          Reports on Form 8-K.

          No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended December 28, 2002.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated March 27, 2003	By:	/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Geoffrey B. Bloom	Chairman of the Board of Directors	March 27, 2003
Geoffrey B. Bloom

/s/ Timothy J. O'Donovan	Chief Executive Officer, President (Principal Executive Officer) and Director	March 27, 2003
Timothy J. O'Donovan

/s/ Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2003
Stephen L. Gulis, Jr.

/s/ Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 27, 2003
Nicholas P. Ottenwess

*/s/ Donald V. Fites	Director	March 27, 2003
Donald V. Fites

*/s/ Alberto L. Grimoldi	Director	March 27, 2003
Alberto L. Grimoldi

*/s/ David T. Kollat	Director	March 27, 2003
David T. Kollat

*/s/ Phillip D. Matthews	Director	March 27, 2003
Phillip D. Matthews

*/s/ David P. Mehney	Director	March 27, 2003
David P. Mehney

*/s/ Joseph A. Parini	Director	March 27, 2003
Joseph A. Parini

*/s/ Joan Parker	Director	March 27, 2003
Joan Parker

*/s/ Elizabeth A. Sanders	Director	March 27, 2003
Elizabeth A. Sanders

*/s/ Paul D. Schrage	Director	March 27, 2003
Paul D. Schrage

*by /s/ Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2003
Stephen L. Gulis, Jr. Attorney-in-Fact

CERTIFICATIONS

          I, Timothy J. O'Donovan, certify that:

          1.          I have reviewed this annual report on Form 10-K of Wolverine World Wide, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.          The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Timothy J. O'Donovan
Timothy J. O'Donovan President and Chief Executive Officer Wolverine World Wide, Inc.

          I, Stephen L. Gulis, Jr., certify that:

          1.          I have reviewed this annual report on Form 10-K of Wolverine World Wide, Inc.;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.          The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer Wolverine World Wide, Inc.

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2002	2001
(Thousands of Dollars)
Assets
Current assets:
Cash and cash equivalents	$27,078	$35,820
Accounts receivable, less allowances (2002--$10,191; 2001--$7,382)	156,285	152,330
Inventories:
Finished products	146,229	151,612
Raw materials and work-in-process	22,769	25,429
	168,998	177,041
Deferred income taxes	2,992	2,927
Other current assets	7,992	6,684
Total current assets	363,345	374,802

Property, plant and equipment:
Land	1,104	1,105
Buildings and improvements	62,982	63,675
Machinery and equipment	123,499	114,018
Software	38,389	34,751
	225,974	213,549
Less accumulated depreciation	128,700	114,555
	97,274	98,994
Other assets:
Goodwill and other non-amortizable intangibles	30,706	12,685
Other amortizable intangibles	3,263	2,272
Cash surrender value of life insurance	22,628	20,246
Prepaid pension costs	--	20,436
Assets held for exchange	4,719	5,739
Notes receivable	2,466	2,366
Other	7,593	6,138
	71,375	69,882
Total assets	$531,994	$543,678
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$--	$90
Accounts payable	29,542	28,357
Salaries, wages and other compensation	12,296	8,758
Income taxes	3,575	6,376
Taxes, other than income taxes	4,322	2,908
Other accrued expenses	15,412	13,002
Current maturities of long-term debt	15,030	15,030
Total current liabilities	80,177	74,521

Long-term debt, less current maturities	57,885	75,818
Deferred compensation	4,742	6,283
Accrued pension liability	19,870	--
Deferred income taxes	80	12,904
Minority interest	143	--

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares; issued,
including treasury shares: 2002--45,839,831; 2001--45,413,788	45,840	45,414
Additional paid-in capital	90,994	86,771
Retained earnings	339,475	298,755
Accumulated other comprehensive loss	(23,522)	(4,109)
Unearned compensation	(3,833)	(4,649)
Cost of shares in treasury: 2002--5,869,429 shares; 2001--3,857,988 shares	(79,857)	(48,030)
Total stockholders' equity	369,097	374,152
Total liabilities and stockholders' equity	$531,994	$543,678
( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

		Fiscal Year
	2002	2001	2000
(Thousands of Dollars, Except Per Share Data)
Common Stock
Balance at beginning of the year	$45,414	$44,785	$44,426
Common stock issued under stock incentive plans
(2002--426,543 shares; 2001--628,779 shares;
2000--358,687 shares)	426	629	359
Balance at end of the year	45,840	45,414	44,785

Additional Paid-In Capital
Balance at beginning of the year	86,771	79,633	76,752
Amounts associated with common stock issued
under stock incentive plans:
Proceeds over par value	3,547	5,617	2,839
Income tax benefits	531	1,521	42
Issuance of treasury shares (2002--142,894 shares)	409	--	--
Net change in notes receivable	(264)	--	--
Balance at end of the year	90,994	86,771	79,633

Retained Earnings
Balance at beginning of the year	298,755	260,158	255,265
Net earnings	47,912	45,240	10,690
Cash dividends (2002--$.18 per share;
2001--$.16 per share; 2000--$.14 per share)	(7,192)	(6,643)	(5,797)
Balance at end of the year	339,475	298,755	260,158

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	(4,109)	(2,532)	(614)
Foreign currency translation adjustments	6,101	(431)	(1,918)
Change in fair value of foreign exchange contracts, net of
taxes (2002-- $89)	(244)	--	--
Minimum pension liability adjustment, net of taxes
(2002-- $13,016; 2001--$591)	(25,270)	(1,146)	--
Balance at end of the year	(23,522)	(4,109)	(2,532)

Unearned Compensation
Balance at beginning of the year	(4,649)	(5,921)	(5,974)
Awards under restricted stock incentive plans	(2,037)	(2,107)	(3,027)
Compensation expense	2,853	3,379	3,080
Balance at end of the year	(3,833)	(4,649)	(5,921)

Cost of Shares in Treasury
Balance at beginning of the year	(48,030)	(38,885)	(37,750)
Common stock purchased for treasury
(2002--2,154,335 shares; 2001--625,816 shares;
2000--106,220 shares)	(33,626)	(9,145)	(1,135)
Issuance of treasury shares (2002--142,894 shares)	1,799	--	--
Balance at end of the year	(79,857)	(48,030)	(38,885)
Total stockholders' equity at end of the year	$369,097	$374,152	$337,238

Comprehensive Income
Net earnings	$47,912	$45,240	$10,690
Foreign currency translation adjustments	6,101	(431)	(1,918)
Change in fair value of foreign exchange contracts, net of taxes	(244)	--	--
Minimum pension liability adjustment, net of taxes	(25,270)	(1,146)	--
Total comprehensive income	$28,499	$43,663	$8,772

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year
	2002	2001	2000
(Thousands of Dollars, Except Per Share Data)

Revenue	$827,106	$720,066	$701,291

Cost and expenses:
Cost of products sold	532,878	463,030	477,318
Selling and administrative expenses	217,154	182,178	198,953
Interest expense	6,721	7,239	10,281
Interest income	(255)	(497)	(372)
Other (income) expenses -- net	(1,046)	(431)	96
	755,452	651,519	686,276
Earnings before income taxes and minority interest	71,654	68,547	15,015

Income taxes	23,599	23,307	4,325
Earnings before minority interest	48,055	45,240	10,690

Minority interest	143	--	--

Net earnings	$47,912	$45,240	$10,690

Net earnings per share:
Basic	$1.19	$1.11	$.26
Diluted	1.15	1.07	.26

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal Year
	2002	2001	2000
(Thousands of Dollars)
Operating Activities
Net earnings	$47,912	$45,240	$10,690
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Realignment charges	--	--	45,050
Depreciation	16,633	15,991	16,495
Amortization	227	1,630	1,200
Deferred income taxes (credit)	216	5,169	(4,068)
Other	2,668	(2,539)	(3,483)
Changes in operating assets and liabilities:
Accounts receivable	(5,879)	9,178	2,175
Inventories	24,884	(31,655)	11,678
Other operating assets	(1,076)	2,425	3,632
Accounts payable	(656)	7,450	655
Other operating liabilities	3,350	1,046	(13,055)
Net cash provided by operating activities	88,279	53,935	70,969

Investing Activities
Business acquisitions, net of cash acquired	(27,366)	(1,410)	--
Additions to property, plant and equipment	(13,875)	(11,298)	(11,978)
Proceeds from the sale of property, plant and equipment	241	46	707
Other	366	189	268
Net cash used in investing activities	(40,634)	(12,473)	(11,003)

Financing Activities
Proceeds from short-term borrowings	--	6,706	3,797
Payments of short-term debt	(90)	(7,512)	(3,049)
Proceeds from long-term borrowings	94,215	113,972	120,812
Payments of long-term debt	(112,226)	(115,318)	(167,819)
Cash dividends	(7,192)	(6,643)	(5,797)
Purchase of common stock for treasury	(33,626)	(9,145)	(1,135)
Proceeds from shares issued under stock incentive plans	2,202	3,864	213
Net cash used in financing activities	(56,717)	(14,076)	(52,978)
Effect of foreign exchange rate changes	330	--	--
Increase (decrease) in cash and cash equivalents	(8,742)	27,386	6,988

Cash and cash equivalents at beginning of the year	35,820	8,434	1,446
Cash and cash equivalents at end of the year	$27,078	$35,820	$8,434

Other Cash Flow Information
Interest paid	$6,633	$7,656	$10,182
Net income taxes paid	18,201	7,854	1,280

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest the end of December. Fiscal years presented herein include the 52-week periods ended December 28, 2002, December 29, 2001 and December 30, 2000.

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

The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, analysis of credit memorandum activity and customer demand.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
The Company evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements, from three to ten years for machinery and equipment, and from three to ten years for software.

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names and patents. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to impairment tests at least annually in accordance with SFAS No. 142. Other intangible assets are amortized using the straight-line method over their estimated useful life (periods ranging from four to fifteen years). Estimated aggregate amortization expense for such intangibles for each of the five succeeding fiscal years is expected to approximate $200,000 annually. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 in 2001 and 2000 would have resulted in an increase in net earnings of approximately $731,000 ($0.02 per share) and $792,000 ($0.02 per share), respectively. The Company has performed the required impairment tests of goodwill during fiscal 2002 and has determined that there was no impairment indicated for recorded goodwill.

The changes in the net carrying amount of goodwill and other non-amortizable intangibles for the year ended December 28, 2002 is as follows:

2002
(Thousands of Dollars)
Balance as of December 29, 2001	$12,685
Goodwill acquired	15,057
Other non-amortizable intangibles acquired	640
Foreign currency translation effects	2,324
Balance as of December 28, 2002	$30,706

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for the disposal of a segment of a business. SFAS No. 144 is effective for the Company in fiscal 2002. The Company adopted SFAS No. 144 as of the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

day of fiscal 2002 and it did not have a significant impact on the Company's financial position or results of operations.

DISPOSAL OBLIGATIONS
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires liabilities for costs related to exit or disposal activities to be recognized when the liability is incurred. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and is effective for the Company in fiscal 2003. The Company will adopt SFAS No. 146 as of the first day of fiscal 2003 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

GUARANTOR ACCOUNTING
In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Fin 45 changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded at fair value on the Company's balance sheet, a change from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Note 8, "Litigation and Contingencies." The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 28, 2002. The Company expects that the new recognition and measurement provisions will not have a significant impact on the Company's future financial results.

STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans because the alternative fair value accounting provided under SFAS No.123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentive plans maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% (4.6% in 2001 and 6.1% in 2000); dividend yield of 1.1% (1.0% in 2001 and .05% in 2000); expected market price volatility factor of 0.420 (0.515 in 2001 and 0.495 in 2000); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.48 in 2002, $6.57 in 2001 and $4.84 in 2000.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting provisions and are fully transferable. In addition, the model requires input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from traded options and the input assumptions can materially affect the estimate of fair value, management believes that the Black-Scholes option model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	2002	2001	2000
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported	$47,912	$45,240	$10,690
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	3,229	5,092	4,231
Pro forma net earnings	$44,683	$40,148	$6,459

Net earnings per share:
Basic--as reported	$1.19	$1.11	$.26
Basic--pro forma	1.11	.99	.16

Diluted--as reported	1.15	1.07	.26
Diluted--pro forma	1.08	.96	.16

ADVERTISING COSTS
Advertising costs are expensed as incurred and totaled $33,584,000 in 2002, $29,757,000 in 2001 and $27,514,000 in 2000.

The Company provides sales incentives to retail customers in the form of a cooperative advertising program. Under this program, customers are reimbursed for Company approved advertising-related expenditures where the value to the Company is objectively verifiable. Cooperative advertising dollars are expensed by the Company as earned by customers.

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

EARNINGS PER SHARE
Basic earnings per share is computed based on weighted average shares of common stock outstanding during each year after adjustment for restricted nonvested common stock issued under restricted stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock under restricted stock programs.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2002	2001	2000
Weighted average shares outstanding during the year	41,016,362	41,571,272	41,517,846
Adjustment for nonvested restricted common stock	(770,749)	(832,991)	(911,412)
Denominator for basic earnings per share	40,245,613	40,738,281	40,606,434
Effect of dilutive stock options	776,864	877,608	277,316
Adjustment for nonvested restricted common stock	770,749	832,991	911,412
Denominator for diluted earnings per share	41,793,226	42,448,880	41,795,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Options to purchase 796,487 shares of common stock in 2002, 712,187 shares in 2001 and 2,313,464 shares in 2000 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt at December 28, 2002 with a carrying value of $72,857,000 and a fair value of $77,479,000, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 28, 2002, December 29, 2001 and December 30, 2000. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS Nos. 137 and 138. The statements require that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 28, 2002, foreign exchange contracts with a notional value of $24,000,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 180 days. These contracts have been designated as cash flow hedges. As of December 28, 2002, a liability of $333,000 has been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the other income (expense) caption of the statement of operations. Hedge ineffectiveness was not material to the consolidated financial statements in 2002. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders' equity.

The Company does not require collateral or other security on trade accounts receivable.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity. The ending accumulated other comprehensive loss at December 28, 2002 includes foreign currency translation adjustments of $3,138,000, loss on foreign exchange contracts of $244,000 (net of taxes of $89,000), and a minimum pension liability adjustment of $26,416,000 (net of taxes of $13,607,000).

RECLASSIFICATIONS
Certain amounts previously reported in 2001 and 2000 have been reclassified to conform with the presentation used in 2002.

2.  Inventories
Inventories of $95,164,000 at December 28, 2002 and $119,092,000 at December 29, 2001 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,893,000 and $9,633,000 higher than reported at December 28, 2002 and December 29, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3.  Debt

Long-term debt consists of the following obligations:

	2002	2001
(Thousands of Dollars)
6.5% senior notes payable	$64,286	$75,000
7.81% senior notes payable	8,571	12,857
Revolving credit obligations	--	2,903
Other	58	88
	72,915	90,848
Less current maturities	15,030	15,030
	$57,885	$75,818

The 6.5% unsecured senior notes payable require annual principal payments of $10,714,000 due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of $2,200,000. This prepayment is being amortized over the term of the notes using the effective interest method.

The 7.81% unsecured senior notes payable require a principal payment of $4,285,000 during 2003, with the balance due on August 15, 2004.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, of which $10,000,000 pertains to the Company's Canadian subsidiary. Of the remaining $140,000,000 facility available to the U.S. operations, $35,000,000 may also be utilized by the European subsidiaries. This agreement requires that interest be paid at a variable rate based on LIBOR and expires in May 2006.

The Company had commercial letters of credit outstanding of $8,383,000 and $18,429,000 at December 28, 2002 and December 29, 2001, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At December 28, 2002, unrestricted retained earnings were $41,836,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 2003 are as follows: 2004--$15,014,000; 2005--$10,728,000; 2006--$10,723,000; 2007--$10,714,000.

Interest costs of $254,000 in 2002, $427,000 in 2001 and $286,000 in 2000 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018. At December 28, 2002, minimum rental payments due under all noncancelable leases are as follows: 2003--$7,910,000; 2004--$6,723,000; 2005--$5,853,000; 2006--$4,696,000; 2007--$4,074,000; thereafter--$19,098,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $11,011,000 in 2002, $10,105,000 in 2001 and $10,845,000 in 2000.

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and non-employee directors. Options granted are exercisable over ten years and vest over various periods. All unexercised options are available for future grant upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at January 1, 2000	3,041,001	$13.95
Granted	857,709	11.05
Exercised	(78,394)	11.80
Cancelled	(69,651)	13.32
Outstanding at December 30, 2000	3,750,665	13.49
Granted	900,229	15.47
Exercised	(643,035)	10.26
Cancelled	(26,595)	16.68
Outstanding at December 29, 2001	3,981,264	14.48
Granted	797,994	15.59
Exercised	(321,869)	10.87
Cancelled	(45,191)	15.85
Outstanding at December 28, 2002	4,412,198	$14.89

Shares available for grant under the stock option plans were 1,610,881 at December 28, 2002, 2,036,327 at December 29, 2001 and 825,884 at December 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The exercise prices of options outstanding at December 28, 2002 range from $1.98 to $30.56. A summary of stock options outstanding at December 28, 2002 by range of option price, is as follows:

			Weighted-Average
	Number of Options		Option Price		Remaining Contractual Life
	Outstanding	Exercisable	Outstanding	Exercisable

Less than $10	691,260	691,260	$8.95	$8.95	4.8 years
$10 to $20	3,118,930	2,210,846	14.12	13.91	7.0 years
Greater than $20	602,008	602,008	25.74	25.74	4.1 years
	4,412,198	3,504,114	$14.89	$14.97	6.2 years

The number of options exercisable at December 29, 2001 and December 30, 2000 totaled 3,075,846 and 2,711,858, respectively.

The Company also has stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit the award upon certain terminations of employment in cases other than death, disability or retirement. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 161,700 in 2002, 156,250 in 2001 and 286,890 in 2000 were awarded under these plans. The weighted-average grant date fair value was $15.47 in 2002, $15.11 in 2001 and $10.95 in 2000 for the shares awarded. Rights to awards were cancelled for 18,224 shares in 2002 and 10,288 shares in 2001 (there were no rights to awards cancelled in 2000). The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

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

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined). Under the SERP, the employees are eligible for reduced benefits upon early retirement. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $22,428,000 at December 28, 2002 and $20,062,000 at December 29, 2001 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes. The Company recognized expense for the money accumulation plan of $1,500,000 in 2002, $1,400,000 in 2001 and $1,570,000 in 2000.

The following summarizes the status of and changes in the Company's pension assets and related obligations for its defined benefit pension plans at the end of the plan years:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30
	2002	2001
(Thousands of Dollars)
Pension assets at fair value, including assets for underfunded plans of
$6,965 in 2001	$102,486	$114,392
Projected benefit obligation on services rendered to date for funded defined benefit plans, including underfunded plan amounts of
$8,787 in 2001	(120,109)	(105,315)
Net pension assets (liabilities) of funded defined benefit plans	(17,623)	9,077

Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of
unfunded supplemental employee retirement plans	17,153	13,715
Projected benefit obligation on services rendered to date for unfunded
supplemental employee retirement plans	(12,435)	(14,022)
Net assets (liabilities) for nonqualified supplemental employee retirement plans	4,718	(307)
Net pension and nonqualified trust assets (liabilities)	$(12,905)	$8,770

Components of net pension assets (liabilities):
Prepaid pension costs	$--	$31,728
Accrued pension liability	(20,762)	(13,589)
Intangible asset	4,862	3,075
Accumulated other comprehensive income	40,023	1,737
Net amounts recognized in balance sheets	24,123	22,951
Unrecognized amounts, net of amortization:
Transition assets	--	27
Prior service costs	(5,229)	(5,619)
Net experience losses	(48,952)	(22,304)
Nonqualified trust assets	17,153	13,715
Net pension and nonqualified trust assets (liabilities)	$(12,905)	$8,770

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$114,392	$134,815
Actual net investment loss	(8,140)	(13,895)
Company contributions	3,099	1,145
Benefits paid to plan participants	(6,865)	(7,673)
Fair value of pension assets at end of the year	$102,486	$114,392

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$119,337	$104,830
Service cost pertaining to benefits earned during the year	4,435	3,753
Interest cost on projected benefit obligations	8,959	8,457
Effect of changes in actuarial assumptions	516	885
Actuarial losses	6,162	8,911
Special termination benefits	--	174
Benefits paid to plan participants	(6,865)	(7,673)
Projected benefit obligations at end of the year	$132,544	$119,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following is a summary of net pension income (expense) recognized by the Company:

	2002	2001	2000
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(4,435)	$(3,753)	$(4,459)
Interest cost on projected benefit obligations	(8,959)	(8,457)	(7,841)
Expected return on pension assets	12,477	13,310	12,526
Net amortization gain (loss)	(1,010)	1,427	1,544
Curtailment gain	--	--	667
Special termination benefits	--	(174)	(3,201)
Net pension income (expense)	$(1,927)	$2,353	$(764)

Pension expense for qualified retirement plans was $186,000 in 2002 and pension income, excluding the effect of special termination gains and expenses, was $4,040,000 in 2001 and $4,349,000 in 2000.

In connection with the realignment of its manufacturing operations in 2000 described in Note 11, certain of the Company's pension plans were amended to provide early retirement benefits. Special termination benefit costs of $174,000 and $3,201,000 in 2001 and 2000, respectively, and a curtailment gain of $667,000 in 2000 were recorded as a result of these changes in scheduled benefits.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.76% and 4.5%, respectively, in 2002 and 7.55% and 4.5%, respectively, in 2001. The expected long-term return on plan assets was 10% in each year. Unrecognized net experience losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization.

Plan assets were invested in listed equity securities (65%), fixed income funds (24%) and short-term and other investments (11%). Equity securities include 688,512 shares of the Company's common stock with a fair value of $10,328,000 at September 30, 2002. Dividends declared per share of the Company's common stock were $.18 in 2002, $.16 in 2001, and $.14 in 2000.

7.  Income Taxes
The provisions for income taxes consist of the following:

	2002	2001	2000
(Thousands of Dollars)
Currently payable:
Federal	$20,002	$17,147	$7,463
State and foreign	3,381	991	930
Deferred (credit)	216	5,169	(4,068)
	$23,599	$23,307	$4,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2002	2001	2000
(Thousands of Dollars)
Income taxes at statutory rate	$25,079	$23,991	$5,255
State income taxes, net of federal income tax reduction	271	460	(20)
Nontaxable earnings of foreign affiliates	(1,674)	(1,518)	(1,916)
Foreign earnings (losses) taxed at rates differing from
the U.S. statutory rate	121	(84)	163
Other	(198)	458	843
	$23,599	$23,307	$4,325

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2002 and 2001 are as follows:

	2002	2001
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$1,611	$1,712
Deferred compensation accruals	1,475	1,597
Future benefit of foreign net operating losses	650	--
Accrued pension costs	4,775	--
Other amounts not deductible until paid	5,110	4,446
Total deferred income tax assets	13,621	7,755

Deferred income tax liabilities:
Tax over book depreciation	(9,372)	(8,940)
Prepaid pension costs	--	(7,882)
Unremitted earnings of Puerto Rican subsidiary	--	(792)
Other	(1,337)	(118)
Total deferred income tax liabilities	(10,709)	(17,732)
Net deferred income tax assets (liabilities)	$2,912	$(9,977)

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($59,374,000 at December 28, 2002 and $47,889,000 at December 29, 2001) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pursuant to certain of the Company's lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify and reimburse the third parties for costs, including but not limited to adverse judgments in lawsuits and taxes and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent on the occurrence of future unknown events.

9.  Business Segments
The Company has one reportable segment that is engaged in manufacturing and marketing of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear, to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 63 domestic retail stores at December 28, 2002 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability and total assets of the branded footwear and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

			2002
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$746,202	$80,904	$--	$827,106
Intersegment sales	24,814	3,099	--	27,913
Interest (income) expense -- net	10,841	1,323	(5,698)	6,466
Depreciation expense	5,339	2,407	8,887	16,633
Earnings (loss) before income taxes
and minority interest	78,847	6,780	(13,973)	71,654
Assets	384,723	40,453	106,818	531,994
Additions to property, plant and equipment	8,732	1,700	3,443	13,875

			2001
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$644,793	$75,273	$--	$720,066
Intersegment sales	19,599	4,632	--	24,231
Interest (income) expense -- net	11,939	1,273	(6,470)	6,742
Depreciation expense	5,445	2,295	8,251	15,991
Earnings (loss) before income taxes	68,086	5,887	(5,426)	68,547
Assets	355,045	45,165	143,468	543,678
Additions to property, plant and equipment	2,001	3,553	5,744	11,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

			2000
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$622,829	$78,462	$--	$701,291
Intersegment sales	17,617	5,503	--	23,120
Interest (income) expense -- net	13,561	1,296	(4,948)	9,909
Depreciation expense	7,106	2,141	7,248	16,495
Realignment charges	45,050	--	--	45,050
Earnings (loss) before income taxes	9,918	7,555	(2,458)	15,015
Assets	346,235	37,546	110,787	494,568
Additions to property, plant and equipment	3,156	5,062	3,760	11,978

Geographic information, based on shipping destination, related to revenue included in the consolidated statements of operations is as follows:

	2002	2001	2000
(Thousands of Dollars)
United States	$644,647	$617,711	$598,115
Foreign countries:
Europe	127,461	50,115	54,555
Canada	39,363	34,221	30,766
Central and South America	6,417	7,764	7,852
Asia	6,780	6,356	7,274
Middle East and Russia	2,438	3,899	2,729
	182,459	102,355	103,176
	$827,106	$720,066	$701,291

The Company's long-lived assets (primarily intangible assets and property, plant and equipment) are as follows:

	2002	2001	2000
(Thousands of Dollars)
United States	$136,644	$155,731	$157,291
Foreign countries	32,005	13,144	12,191

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated revenue.

No product groups, other than footwear, account for more than 10% of consolidated revenue. Revenues derived from the sale and licensing of footwear accounted for over 90% of revenue in 2002, 2001 and 2000.

Approximately 17% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

10.  Quarterly Results of Operations (unaudited)
The Company generally reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter.

The Company's unaudited quarterly results of operations are as follows:

		2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$177,277	$169,276	$219,197	$261,356
Gross margin	62,102	61,621	78,018	92,487
Net earnings	6,403	9,099	15,342	17,068
Net earnings per share:
Basic	$.16	$.22	$.38	$.43
Diluted	.15	.21	.37	.42

		2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$158,223	$151,699	$186,175	$223,969
Gross margin	53,326	55,269	67,798	80,643
Net earnings	5,980	8,858	14,364	16,038
Net earnings per share:
Basic	$.15	$.22	$.35	$.39
Diluted	.14	.21	.34	.38

Adjustments in the fourth quarter were immaterial in 2002 and resulted in an increase in net earnings of $1,435,000 ($0.03 per share) in 2001. These adjustments related primarily to inventories.

11.  Realignment Charges
On July 12, 2000, the Company announced a strategic realignment of its global sourcing and manufacturing operations. In connection with this realignment, the Company decided to close five of its manufacturing facilities in New York, Missouri, Canada, Puerto Rico and Costa Rica, eliminate certain footwear product offerings and related raw material inventories, reduce administrative support services and incur other expenses. Workforce reductions totaling 1,391 employees occurred in the areas of manufacturing (1,272), general management (28) and administrative support (91). The realignment activities were primarily completed in the third and fourth quarters of 2000 and the first half of 2001.

The following table summarizes the sourcing realignment, impairment and other pre-tax charges recorded in the consolidated statements of operations in 2000 (thousands of dollars):

Sourcing realignment charges:
Severance and related costs	$11,723
Inventories	12,141
Other exit costs	4,263
28,127
Impairment charges:
Property, plant and equipment	8,126
Goodwill	1,077
9,203
Other charges	7,720
$45,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Severance and related costs associated with the sourcing realignment included involuntary and voluntary employee termination expenses. Inventory charges represented the write-down to net realizable value of raw materials that are no longer used in production and certain finished footwear products that were discontinued as part of the realignment plan. Other exit costs primarily represented expenses required under contractual arrangements that have been or are expected to be incurred prior to their estimated disposal dates.

Impairment charges consisted of write-downs of property, plant and equipment to their fair values less costs to sell, costs to close and reconfigure manufacturing facilities, and the write-off of goodwill previously recorded in connection with the purchase of the Company's Costa Rican operation.

Other charges pertained to one-time costs that were expensed as incurred and consisted primarily of the write-off of amounts for customer chargebacks and other deductions that the Company previously expected to collect, but will no longer pursue.

Within the consolidated statements of operations for 2000, cost of products sold, selling and administrative expenses and other expenses included $15,036,000, $29,589,000 and $425,000, respectively, for the sourcing realignment and other charges. These charges resulted in a $0.71 per share reduction of net earnings in 2000.

The following table summarizes the activity and remaining liabilities associated with the sourcing realignment at December 28, 2002, December 29, 2001 and December 30, 2000, and for the fiscal years then ended (thousands of dollars):

	Severance and Related Costs	Inventories	Other Exit Costs	Total
Amounts recognized as charges in the
consolidated statements of operations	$11,723	$12,141	$4,263	$28,127
Disposal of inventories	--	(11,024)	--	(11,024)
Payments	(5,720)	--	(1,871)	(7,591)
Balance at December 30, 2000	6,003	1,117	2,392	9,512

Changes in amounts recognized	680	1,114	15	1,809
Disposal of inventories	--	(2,231)	--	(2,231)
Payments	(4,049)	--	(2,209)	(6,258)
Balance at December 29, 2001	2,634	--	198	2,832

Satisfaction of pension benefit obligation	(2,531)	--	--	(2,531)
Payments	(103)	--	(198)	(301)
Balance at December 28, 2002	$--	$--	$--	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

12.  Business Acquisitions
On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory, limited amortizable intangible assets and fixed assets totaling approximately $21,247,000 from Overland Group Limited of London, England and assumed liabilities of approximately $8,514,000. Cash and other consideration of $27,790,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Based on the information provided by the Overland Group, the Company's consolidated pro forma revenue for 2001, assuming the acquisition occurred at the beginning of 2001, would have included approximately $69.9 million from the acquired business for a total of $784.5 million. Consolidated pro forma revenue for 2002, year-to-date period assuming the transaction occurred at the beginning of the year, would not have been materially different from reported amounts. Consolidated pro forma net earnings for 2002 and 2001, assuming the transaction occurred at the beginning of these years, are not materially different from reported amounts.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, The Netherlands and Spain. A new subsidiary, Merrell® Europe BV, was formed to direct the operations in these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,272,000 were acquired from certain former Merrell® distributors for cash and the assumption of liabilities totaling $2,552,000. Goodwill of $1,280,000 was recognized as of the purchase date. Consolidated pro forma revenue and net earnings in 2001 and 2000, assuming the transaction occurred at the beginning of these years, are not materially different from reported amounts.

[Ernst & Young LLP Logo]	Ernst & Young LLP Suite 1000 171 Monroe Avenue, NW Grand Rapids, Michigan 49503	Phone: (616) 774-0710 Fax: (616) 774-0190 www.ey.com

Report of Independent Auditors

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 5, 2003

APPENDIX B

Schedule II

Schedule II - Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 28, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$6,548,000	$5,717,000		$3,291,000	(A)	$8,974,000
Allowance for cash discounts	834,000	11,081,000		10,698,000	(B)	1,217,000
Inventory valuation allowances	5,628,000	9,195,000		6,961,000	(C)	7,862,000
	$13,010,000	$25,993,000		$20,950,000		$18,053,000

Fiscal year ended December 29, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$5,036,000	$6,819,000		$5,307,000	(A)	$6,548,000
Allowance for cash discounts	1,111,000	8,028,000		8,305,000	(B)	834,000
Inventory valuation allowances	6,233,000	9,409,000		10,014,000	(C)	5,628,000
	$12,380,000	$24,256,000		$23,626,000		$13,010,000

Fiscal year ended December 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$6,977,000	$10,864,000		$12,805,000	(A)	$5,036,000
Allowance for cash discounts	723,000	6,711,000		6,323,000	(B)	1,111,000
Inventory valuation allowances	8,351,000	8,503,000		10,621,000	(C)	6,233,000
	$16,051,000	$26,078,000		$29,749,000		$12,380,000

(A) Accounts charged off, net of recoveries.
(B) Discounts given to customers.
(C) Adjustment upon disposal of related inventories.

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 28, 2002

Wolverine World Wide, Inc.
9341 Courtland Drive
Rockford, Michigan 49351

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

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

4.6	Third Amendment dated as of December 10, 2002, to the Rights Agreement dated as of April 17, 1997.

4.7

Note Purchase Agreement dated as of August 1, 1994, relating to 7.81% Senior Notes. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

4.8

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. Here incorporated by reference.

4.9

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.7, 4.8 and 4.10. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.10

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

1

4.11

First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.12

Second Amendment dated as of August 30, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.13	Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5

Stock Incentive Plan of 1999.* Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 23, 1999. Here incorporated by reference.

10.6

Stock Incentive Plan of 2001.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 26, 2001. Here incorporated by reference.

10.7

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.8

Amended and Restated Directors' Stock Option Plan.* Previously filed as Appendix D to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.9

Amended and Restated Outside Directors' Deferred Compensation Plan.* Previously filed as Appendix E to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.10

Supplemental Director's Fee Arrangement dated April 27, 1993, between the Company and Phillip D. Matthews.* (Reflects the grant of a currently oustanding stock option to Mr. Matthews. This agreement is otherwise no longer in effect.)

2

10.11

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.12

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.13	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.14

Executive Severance Agreement.* Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.14.

10.15

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.16

Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.* Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.17

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference. An updated participant schedule is attached as Exhibit 10.17.

10.18

Employees' Pension Plan (Restated as Amended through December 13, 2001).* Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.19	Fiftieth Amendment dated as of July 9, 2002, to the Employees' Pension Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

____________________________

*Management contract or compensatory plan or arrangement.

3