Form 10-Q
period 2003-03-22
WOLVERINE WORLD WIDE INC /DE/
filed 2003-05-06
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 22, 2003

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

Yes    X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 46,174,431 shares of Common Stock, $1 par value, outstanding as of May 2, 2003, of which 6,282,196 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the continued weakness in the U.S. economy; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; and domestic and international terrorism and war. Additionally, the terrorist attacks on September 11, 2001, the continuing war on terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. Also, health concerns and travel restrictions relating to Severe Acute Respiratory Syndrome (SARS) and related illnesses have the potential to cause material disruptions to supply chain, product development and consumer purchasing activities. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
 (Thousands of dollars)

	March 22, 2003 (Unaudited)	December 28, 2002 (Audited)	March 23, 2002 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,506	$27,078	$6,243
Accounts receivable, less allowances
March 22, 2003 - $10,848
December 28, 2002 - $10,191
March 23, 2002 - $9,187	165,681	156,285	162,620
Inventories:
Finished products	150,691	146,229	156,110
Raw materials and work in process	23,342	22,769	23,451
	174,033	168,998	179,561
Other current assets	11,643	10,984	9,358
TOTAL CURRENT ASSETS	368,863	363,345	357,782

PROPERTY, PLANT & EQUIPMENT
Gross cost	230,632	225,974	217,148
Less accumulated depreciation	132,427	128,700	118,384
	98,205	97,274	98,764
OTHER ASSETS
Goodwill and other non-amortizable intangibles	30,210	30,706	26,726
Other	40,517	40,669	59,709
	70,727	71,375	86,435

TOTAL ASSETS	$537,795	$531,994	$542,981

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
 (Thousands of dollars, except share data)
	March 22, 2003 (Unaudited)	December 28, 2002 (Audited)	March 23, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$391	$-	$713
Accounts payable and other accrued liabilities	62,705	65,147	52,028
Current maturities of long-term debt	15,030	15,030	15,030
TOTAL CURRENT LIABILITIES	78,126	80,177	67,771

Long-term debt (less current maturities)	67,256	57,885	79,757
Other noncurrent liabilities	24,547	24,692	17,296
Minority interest	170	143	19

STOCKHOLDERS' EQUITY
Common stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
March 22, 2003 - 46,102,477 shares
December 28, 2002 - 45,839,831 shares
March 23, 2002 - 45,680,330 shares	46,102	45,840	45,680
Additional paid-in capital	93,793	90,994	89,908
Retained earnings	344,710	339,475	303,287
Accumulated other comprehensive loss	(24,450)	(23,522)	(4,840)
Unearned compensation	(5,792)	(3,833)	(5,978)
Cost of shares in treasury:
March 22, 2003 - 6,290,113 shares
December 28, 2002 - 5,869,429 shares
March 23, 2002 - 3,955,080 shares	(86,667)	(79,857)	(49,919)
TOTAL STOCKHOLDERS' EQUITY	367,696	369,097	378,138

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$537,795	$531,994	$542,981

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
 (Thousands of dollars, except shares and per share data)
(Unaudited)

	12 Weeks Ended
	March 22, 2003	March 23, 2002

Revenue	$191,485	$177,277
Cost of products sold	122,289	115,175

GROSS MARGIN	69,196	62,102

Selling and administrative expenses	56,883	50,864
OPERATING INCOME	12,313	11,238

Other expenses (income):
Interest expense	1,383	1,580
Interest income	(107)	(51)
Other - net	16	124
	1,292	1,653
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	11,021	9,585
Income taxes	3,581	3,163

EARNINGS BEFORE MINORITY
INTEREST	7,440	6,422
Minority interest	(26)	(19)

NET EARNINGS	$7,414	$6,403

Net earnings per share:
Basic	$.19	$.16
Diluted	$.18	$.15

Cash dividends per share	$.055	$.045

Shares used for net earnings per share
computation:
Basic	39,197,470	40,807,194
Diluted	40,612,110	42,319,561

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
 (Thousands of dollars, except share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 28,
2002	$45,840	$90,994	$339,475	$(23,522)	$(3,833)	$(79,857)	$369,097

Comprehensive gain (loss):
Net earnings			7,414				7,414
Dividends			(2,179)				(2,179)
Purchase of 420,684
shares of common
stock for treasury						(6,862)	(6,862)
Issuance of 3,803 shares
of treasury stock
held in trust		5				52	57
Issuance of common
stock under stock
incentive plans	262	2,802			(2,384)		680
Net change in notes
receivable		(8)					(8)
Amortization of unearned
compensation					425		425
Foreign currency
translation adjustments				(928)			(928)

Balances at March 22,
2003	$46,102	$93,793	$344,710	$(24,450)	$(5,792)	$(86,667)	$367,696

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
 (Thousands of dollars)
(Unaudited)
	12 Weeks Ended
	March 22, 2003	March 23, 2002

OPERATING ACTIVITIES
Net earnings	$7,414	$6,403
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,013	3,925
Amortization	236	107
Other	(953)	(699)
Changes in operating assets and liabilities:
Accounts receivable	(9,772)	(13,033)
Inventories	(4,773)	12,545
Other assets	(152)	(380)
Accounts payable and other accrued liabilities	(2,230)	(10,397)

Net cash used in operating activities	(6,217)	(1,529)

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	-	(25,793)
Additions to property, plant and equipment	(4,950)	(2,152)
Other	16	39

Net cash used in investing activities	(4,934)	(27,906)

FINANCING ACTIVITIES
Proceeds from long-term debt	11,119	18,000
Payments of long-term debt	(1,513)	(14,061)
Net increase in short-term debt	399	623
Cash dividends	(2,179)	(1,871)
Purchase of common stock for treasury	(6,862)	(3,581)
Proceeds from shares issued under stock incentive plans	647	748

Net cash provided by (used in) financing activities	1,611	(142)
Effect of foreign exchange rate changes	(32)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(9,572)	(29,577)
Cash and cash equivalents at beginning of the period	27,078	35,820

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$17,506	$6,243

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 22, 2003 and March 23, 2002

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Certain amounts previously reported in 2002 have been reclassified to conform with the presentation used in 2003.

2. Fluctuations

The Company's sales are seasonal. Seasonal sales patterns and the fact that the fourth quarter has sixteen or seventeen weeks as compared to twelve weeks in each of the first three quarters can cause significant differences in sales and earnings from quarter to quarter. These differences, however, have followed a consistent pattern each year.

3. Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 22, 2003	March 23, 2002
Weighted average shares outstanding	39,958,127	41,621,253
Adjustment for nonvested common stock	(760,657)	(814,059)
Denominator for basic earnings per share	39,197,470	40,807,194
Effect of dilutive stock options	653,983	698,308
Adjustment for nonvested common stock	760,657	814,059
Denominator for diluted earnings per share	40,612,110	42,319,561

Options to purchase 1,142,952 shares of common stock at March 22, 2003 and 1,384,349 shares at March 23, 2002 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were nondilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity. The ending accumulated other comprehensive loss at March 22, 2003, and March 23, 2002, includes foreign currency translation adjustment gain of $2,210,000 and loss of $3,694,000, respectively, loss on foreign exchange contracts of $244,000 (net of taxes of $89,000) and $0, respectively, and a minimum pension liability of $26,416,000 (net of taxes of $13,607,000) and $1,146,000 (net of taxes of $591,000), respectively.The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
12 Weeks Ended
	March 22, 2003	March 23, 2002
Net earnings	$ 7,414	$ 6,403
Other comprehensive income (loss):
Foreign currency translation adjustment	(928)	(731)
Comprehensive income	$ 6,486	$ 5,672

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2003 and March 23, 2002

5. Business Segments

The Company has one reportable segment that is engaged in the manufacturing and marketing of branded footwear to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. Revenue of this segment is derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 63 domestic retail stores at March 22, 2003 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability of the branded footwear and other business segments are the same as disclosed in Note 1.

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended March 22, 2003

Revenue from external customers	$ 177,212	$ 14,273	-	$ 191,485
Intersegment revenue	6,170	535	-	6,705
Earnings (loss) before income taxes
and minority interest	14,465	(427)	$ (3,017)	11,021

	12 weeks ended March 23, 2002

Revenue from external customers	$ 161,779	$ 15,498	-	$ 177,277
Intersegment revenue	6,894	506	-	7,400
Earnings (loss) before income taxes
and minority interest	13,258	(228)	$ (3,445)	9,585

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at March 22, 2003 with a carrying value of $72,857,000 and a fair value of $77,479,000, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 22, 2003. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2003 and March 23, 2002

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 22, 2003, foreign exchange contracts with a notional value of $30,800,000 were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of March 22, 2003, a liability of $333,000 has been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the other income (expense) caption of the statement of operations. Hedge ineffectiveness was not material to the consolidated financial statements at March 22, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders' equity.

The Company does not require collateral or other security on trade accounts receivable.

7. STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans because the alternative fair value accounting provided under SFAS No.123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentives maintained by the Company. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.8% (4.2% in 2002); dividend yield of 1.4% (1.1% in 2002); expected market price volatility factor of 0.41 (0.42 in 2002); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.07 in the 2003 first quarter and $5.48 for the full year of 2002.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2003 and March 23, 2002

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended
	March 22, 2003	March 23, 2002
Net earnings, as reported	$ 7,414	$ 6,403
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	942	999
Pro forma net earnings	$ 6,472	$ 5,404

Net earnings per share:
Basic - as reported	$ 0.19	$ 0.16
Basic - pro forma	0.17	0.13

Diluted - as reported	0.18	0.15
Diluted - pro forma	0.16	0.13

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2003 and March 23, 2002

9. Business Acquisitions

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory, limited amortizable intangible assets and fixed assets totaling approximately $21,247,000 from Overland Group Limited of London, England and assumed liabilities of approximately $8,514,000. Cash and other consideration of $27,790,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Consolidated pro forma revenue for the first quarter of 2002, assuming the transaction occurred at the beginning of the year, would not have been materially different from reported amounts. Consolidated pro forma net earnings for the first quarter of 2002, assuming the transaction occurred at the beginning of the year, are not materially different from reported amounts.

10. New Accounting Standards

DISPOSAL OBLIGATIONS
In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146,Accounting for Costs Associated with Exit or Disposal Activities, which requires liabilities for costs related to exit or disposal activities to be recognized when the liability is incurred. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and is effective for the Company in fiscal 2003. The Company adopted SFAS No. 146 as of the first day of fiscal 2003 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's).  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN 46 also enhances the disclosure requirements related to variable interest entities.  This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  FIN 46 will be effective for the Company beginning January 4, 2004 for all interests in variable interest entities acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of the 12 Weeks Ended March 22, 2003 (2003 First Quarter) to the 12 Weeks Ended March 23, 2002 (2002 First Quarter)

Revenue of $191.5 million for the 2003 first quarter increased $14.2 million (8.0%) compared to $177.3 million for the 2002 first quarter. Revenue for the Company's branded footwear segment, consisting of The Hush Puppies Company, Wolverine Slippers, the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Stanley®, Bates® and Harley-Davidson® brands), Merrell Performance Footwear and CAT Footwear increased $15.4 million (9.5%) for the 2003 first quarter compared to the same period of 2002. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a decrease in revenue of $1.2 million (7.9%) for the 2003 first quarter compared to the same period of 2002.

The Hush Puppies Company's 2003 first quarter revenue increased $3.5 million from the 2002 level. The increase was generated primarily from the Hush Puppies U.K. and Hush Puppies Canada wholesale operations as a result of expanded product distribution and heightened consumer demand. Hush Puppies International recorded a double-digit increase in revenue for 2003 first quarter compared to 2002, reflecting strong licensing results in Germany, Japan and Australia. Hush Puppies U.S. reported a slight increase in revenue for 2003 first quarter compared to 2002 as a result of the improved positioning of the brand's product line, distribution channels and identity. Wolverine Slipper's 2003 first quarter revenue increased $1.0 million compared to the same period in 2002 resulting from increased non-seasonal footwear sales.

The Wolverine Footwear Group's revenue increased $0.9 million (1.4%) for the 2003 first quarter compared to 2002. Revenue for the Bates® brand generated a double-digit increase as a result of fulfilling large contractual orders with the U.S. Department of Defense. Revenue from Harley-Davidson® footwear increased middle single-digits compared to the 2002 first quarter due to strong product demand from the Harley-Davidson® specialty retailer network and expanded distribution in the department store channel. Stanley® Footgear reported a low double-digit improvement in revenue due to increased demand by its primary retailer, Payless ShoeSource, Inc. Wolverine® Boots and Shoes' (including Hytest®) revenue decreased for the 2003 first quarter compared to the same period of 2002 due to soft retail conditions in the work boot sector and a change in product mix to lower average priced products.

Merrell Performance Footwear continued to generate solid growth, reporting an increase in revenue of $10.3 million (23.8%) for the 2003 first quarter over the same period of 2002. The Merrell® U.S. business accounted for approximately 50% of the increase as a result of strong consumer demand and the expansion of product offerings with existing footwear retailers. The Merrell® international wholesale and licensing businesses accounted for the remaining increase, both posting double-digit revenue gains for the 2003 first quarter compared to the same period of 2002.

The CAT Footwear Group's revenue for the 2003 first quarter was flat compared to the 2002 first quarter. CAT® footwear reported an increase in revenue for both the U.S. wholesale and international markets for the 2003 first quarter compared to the same period of 2002 due to improved product offerings and increased consumer demand. The European CAT® footwear business reported a planned decrease in revenue for the 2003 first quarter compared to 2002 due to differences in the timing of seasonal deliveries and the liquidation of excess inventory in the 2002 first quarter that was assumed with the European CAT® acquisition.

The Company's other business units reported a combined $1.2 million decrease in revenue for the 2003 first quarter compared to the 2002 first quarter. Hush Puppies Retail's revenue decreased 4.4% for the 2003 first quarter compared to the same period of 2002 reflecting the challenging retail environment experienced during 2003. Wolverine Leathers and Wolverine Procurement both recorded decreases in revenue for the 2003 first quarter compared to the 2002 first quarter relating primarily to reduced demand for sueded leather for footwear. Revenue for Apparel and Accessory Licensing increased slightly for 2003 first quarter compared to 2002 first quarter.

Gross margin as a percentage of revenue for the 2003 first quarter was 36.1%, compared to 35.0% for the 2002 first quarter. Gross margin dollars increased $7.1 million or 11.4% for the 2003 first quarter compared to the same period of 2002. The gross margin percentages for the branded footwear businesses were 36.1% for the 2003 first quarter and 35.1% for the same period of 2002. The margin increase for the branded footwear businesses reflects an improved mix of high margin lifestyle products and reduced markdowns as a result of improved inventory management. The gross margin percentage for the other business units increased to 36.9% for the 2003 first quarter from 34.5% for the same period of 2002 as a result of improved production efficiencies at Wolverine Leathers.

Selling and administrative expenses of $56.9 million for the 2003 first quarter increased $6.0 million from the 2002 first quarter level of $50.9 million and, as a percentage of revenue, increased to 29.7% in 2003 compared to 28.7% in the 2002 first quarter. The change in selling and administrative expenses includes a planned increase of $1.6 million in pension expense and $1.3 million in advertising and marketing costs with the balance resulting from selling and distribution costs that are variable with the increase in revenue. Excluding these increases, core selling and administrative expenses were reduced as a percentage of revenue by 30 basis points.

Interest expense of $1.4 million for the 2003 first quarter compared to $1.6 million for the 2002 first quarter. The decrease in interest expense reflects a reduction in the balance due under senior notes outstanding resulting from principal payments made since the end of the 2002 first quarter.

The 2003 first quarter annualized estimated tax rate of 32.5% compares to 33.0% for the same period in the prior year. The decrease in the 2003 tax rate from 2002 relates to a higher percentage of income being generated in foreign jurisdictions with lower tax rates.

Net earnings of $7.4 million for the 2003 first quarter compare to net earnings of $6.4 million for the same period in 2002. Diluted earnings per share of $0.18 for the 2003 first quarter compare to $0.15 for the same period of 2002.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $6.2 million for the 2003 first quarter compared to $1.5 million used for the 2002 first quarter. Cash of $16.9 million for the 2003 first quarter and $11.3 million for the 2002 first quarter was used to fund working capital requirements. Cash at March 22, 2003 was $17.5 million compared to $6.2 million at March 23, 2002.

Accounts receivable of $165.7 million at March 22, 2003 reflect an increase of $3.1 million (1.9%) from the balance at March 23, 2002 and an increase of $9.4 million (6.0%) from the December 28, 2002 balance. The number of average days' sales outstanding at March 22, 2003 was 69.7 days, compared with 78.7 days at March 23, 2002 and 70.9 days at December 28, 2002. No single customer accounted for more than 5% of the outstanding accounts receivable balance at March 22, 2003.

Inventories of $174.0 million at March 22, 2003 reflect a decrease of $5.5 million (3.1%) compared to the balance at March 23, 2002 and an increase of $5.0 million (3.0%) over the balance at December 28, 2002. Decreases in inventories were experienced by all the wholesale divisions, except Merrell, compared to the 2002 first quarter end resulting from an asset management program focused on improving inventory turns. Total inventory turns were 2.9 times at March 22, 2003, compared with 2.6 times at March 23, 2002 and 2.9 times at December 28, 2002. As of March 22, 2003, the Company's backlog was 14.7% higher than the prior year's first quarter level.

Accounts payable and other accrued liabilities of $62.7 million at March 22, 2003 reflect a $10.7 million (20.5%) increase over the $52.0 million balance at March 23, 2002 and a $2.4 million (3.7%) decrease from the $65.1 million balance at December 28, 2002. The increase in accounts payable and other accrued liabilities compared to the 2002 first quarter level was primarily attributable to the timing of inventory purchases.

Additions to property, plant and equipment of $5.0 million for the 2003 first quarter compares to $2.2 million reported for the same period of 2002. The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. Depreciation and amortization expense was $4.2 million for the 2003 first quarter compared to $4.0 million for the same period of 2002. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends and repurchase the Company's common stock.

Long-term debt of $82.3 million at March 22, 2003, including current maturities, compares to $94.8 million and $72.9 million at March 23, 2002 and December 28, 2002, respectively. The decrease in debt at March 22, 2003 compared to March 23, 2002 was the result of annual principal payments on the Company's senior notes. The increase in debt from the December 28, 2002 balance was a result of borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $5.1 million and $7.8 million at March 22, 2003 and March 23, 2002, respectively. The decrease in letters of credit is due to the elimination of letter of credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. Total debt to total capital ratio for the Company was 18.4% at March 22, 2003, 20.3% at March 23, 2002 and 16.5% at December 28, 2002.

Assets held for exchange in the amount of $4.4 million represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable through 2005 with an option for a two year extension for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $3.5 million have been utilized through March 22, 2003.

The Company has significant pension benefit costs and credits that are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's qualified defined benefit pension plans increased $1.6 million ($0.025 per share) for the 2003 first quarter compared to 2002 first quarter due to market conditions and declining interest rates that adversely affected asset values of plan investments and the Company's estimated accumulated benefit obligation. As a result of these factors, the Company estimates that pre-tax charges relating to its qualified defined benefit pension plans will increase by $7.1 million (approximately $0.116 per share) in fiscal 2003 as compared to fiscal 2002. Also, based on the decline in the market valuation of the pension assets, the Company recorded an additional minimum pension liability in the 2002 fourth quarter that resulted in a $25.3 million net change to the other comprehensive loss component of stockholders' equity. This adjustment had no impact on the net earnings or cash flows of the Company.

Effective August 19, 2002, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of an additional 2.0 million shares of common stock over a 24-month period. There were 361,800 shares ($5.8 million in market value) repurchased during the 2003 first quarter and 931,600 total cumulative shares ($14.8 million in market value) repurchased under the program at the end of the 2003 first quarter. The Company had a previous repurchase program for the repurchase of up to 2.0 million shares of common stock over 24 months from October 3, 2000 to October 3, 2002 with 151,000 shares ($2.3 million in market value) repurchased during the 2002 first quarter, 1,476,300 shares ($22.8 million in market value) repurchased during fiscal 2002 and 1,971,800 total cumulative shares ($29.6 million in market value) repurchased under the program. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The Company declared dividends of $2.2 million in the 2003 first quarter, or $.055 per share. This represents a 22.2% increase over the $.045 per share declared in the 2002 first quarter. The dividend is payable May 1, 2003 to stockholders of record on April 1, 2003.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $21.2 million and assumed certain liabilities of $8.5 million of the European CAT® footwear business from Overland Group Limited of London, England. Cash and other consideration paid totaled $27.8 million, resulting in goodwill of $15.1 million after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This acquisition is discussed further in Note 9 above.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that an understanding of the following critical accounting policies is important to an overall understanding of the consolidated financial statements.

ACCOUNTS RECEIVABLE
The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, analysis of credit memorandum activity and customer demand. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At March 22, 2003 and March 23, 2002, management believes that it has provided sufficient reserves to address future collection uncertainties.

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

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States of America. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance at March 22, 2003 or March 23, 2002.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 28, 2002, is incorporated herein by reference.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 22, 2003, the Company had outstanding forward currency exchange contracts to purchase $30.8 million of various currencies (principally U. S. dollars) with maturities ranging up to one year.

The Company also has production facilities in the Dominican Republic and Mexico where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currencies. Revenue from products sold in foreign countries under distribution arrangements are denominated in U.S. dollars, however, royalty revenue generated by the Company from third-party foreign licensees is measured in the licensees' local currencies. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2003 and beyond.

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

PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. §1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

          (b)          Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:
Date	Items Reported	Financial Statements
March 14, 2003	Items 7, 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 6, 2003	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 6, 2003	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

CERTIFICATIONS

I, Timothy J. O'Donovan, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Wolverine World Wide, Inc.;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003 /s/ Timothy J. O'Donovan Timothy J. O'Donovan President and Chief Executive Officer Wolverine World Wide, Inc.

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003 /s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer Wolverine World Wide, Inc.

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. §1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.