Form 10-Q
period 2003-06-14
WOLVERINE WORLD WIDE INC /DE/
filed 2003-07-29
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 14, 2003

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

Yes    X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 46,440,780 shares of Common Stock, $1 par value, outstanding as of July 25, 2003, of which 6,363,046 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions including the severity of the continued weakness in the U.S. economy; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration and operation of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; labor strikes or disruptions; the ability to retain rights to brands licensed by the Company; loss, bankruptcy and credit limitations of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; and domestic and international terrorism and war. Additionally, concern regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertanties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. Also, health concerns and travel restrictions relating to Severe Acute Respiratory Syndrome (SARS) and related illnesses have the potential to cause material disruptions to supply chain, product development and consumer purchasing activities. These Risk Factors could have a material adverse impact on the Company's financial condition and results of operations as well as the footwear and retail industries generally. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Thousands of dollars)
	June 14, 2003 (Unaudited)	December 28, 2002 (Audited)	June 15, 2002 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,114	$27,078	$26,779
Accounts receivable, less allowances
June 14, 2003 - $10,322
December 28, 2002 - $10,191
June 15, 2002 - $9,317	152,411	156,285	146,852
Inventories:
Finished products	149,820	146,229	161,614
Raw materials and work in process	22,173	22,769	19,952
	171,993	168,998	181,566
Other current assets	13,358	10,984	9,974

TOTAL CURRENT ASSETS	377,876	363,345	365,171

PROPERTY, PLANT & EQUIPMENT
Gross cost	232,024	225,974	220,511
Less accumulated depreciation	134,533	128,700	122,159
	97,491	97,274	98,352
OTHER ASSETS
Goodwill and other non-amortizable intangibles	31,679	30,706	27,812
Other	41,154	40,669	57,317
	72,833	71,375	85,129

TOTAL ASSETS	$548,200	$531,994	$548,652

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars, except share data)
	June 14, 2003 (Unaudited)	December 28, 2002 (Audited)	June 15, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$724	$--	$--
Accounts payable and other accrued liabilities	67,681	65,147	63,816
Current maturities of long-term debt	15,030	15,030	15,030
TOTAL CURRENT LIABILITIES	83,435	80,177	78,846

LONG-TERM DEBT (less current maturities)	58,563	57,885	72,901
OTHER NONCURRENT LIABILITIES	24,787	24,692	17,465
MINORITY INTEREST	180	143	--

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 14, 2003 - 46,299,860 shares
December 28, 2002 - 45,839,831 shares
June 15, 2002 - 45,786,087 shares	46,300	45,840	45,786
Additional paid-in capital	95,826	90,994	90,966
Retained earnings	351,873	339,475	310,537
Accumulated other comprehensive loss	(19,437)	(23,522)	(2,984)
Unearned compensation	(5,273)	(3,833)	(5,060)
Cost of shares in treasury:
June 14, 2003 - 6,360,631 shares
December 28, 2002 - 5,869,429 shares
June 15, 2002 - 4,515,188 shares	(88,054)	(79,857)	(59,805)

TOTAL STOCKHOLDERS' EQUITY	381,235	369,097	379,440

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$548,200	$531,994	$548,652

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended		24 Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002

Revenue	$184,040	$169,276	$375,525	$346,553
Cost of products sold	118,316	107,655	240,605	222,830

GROSS MARGIN	65,724	61,621	134,920	123,723

Selling and administrative expenses	50,822	46,524	107,705	97,388
OPERATING INCOME	14,902	15,097	27,215	26,335

OTHER EXPENSES (INCOME):
Interest expense	1,372	1,599	2,755	3,179
Interest income	(100)	(14)	(207)	(65)
Other - net	(120)	(36)	(104)	88
	1,152	1,549	2,444	3,202

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	13,750	13,548	24,771	23,133
Income taxes	4,458	4,468	8,039	7,631

EARNINGS BEFORE MINORITY
INTEREST	9,292	9,080	16,732	15,502
Minority interest	11	(19)	37	--

NET EARNINGS	$9,281	$9,099	$16,695	$15,502

Net earnings per share:
Basic	$.24	$.22	$.43	$.38
Diluted	$.23	$.21	$.41	$.36

Cash dividends per share	$.055	$.045	$.110	$.090

Shares used for net earnings per share
computation:
Basic	39,158,494	40,833,809	39,177,982	40,820,501
Diluted	40,855,525	42,658,016	40,737,737	42,504,202

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 28,
2002	$45,840	$90,994	$339,475	$(23,522)	$(3,833)	$(79,857)	$369,097

Net earnings			16,695				16,695
Dividends			(4,297)				(4,297)
Purchase of 498,283
shares of common
stock for treasury						(8,294)	(8,294)
Issuance of 7,081
shares of treasury
stock		19				97	116
Issuance of common
stock under stock
incentive plans	460	4,736			(2,384)		2,812
Net change in notes
receivable		77					77
Amortization of unearned
compensation					944		944
Foreign currency cash flow hedge adjustments				(782)			(782)
Foreign currency
translation adjustments				4,867			4,867

Balances at June 14,
2003	$46,300	$95,826	$351,873	$(19,437)	$(5,273)	$(88,054)	$381,235

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	24 Weeks Ended
	June 14, 2003	June 15, 2002

OPERATING ACTIVITIES
Net earnings	$16,695	$15,502
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,955	8,009
Amortization	542	262
Other	(709)	2,778
Changes in operating assets and liabilities:
Accounts receivable	6,528	3,559
Inventories	36	10,311
Other assets	(1,656)	(137)
Accounts payable and other accrued liabilities	(448)	952

Net cash provided by operating activities	28,943	41,236

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	--	(26,626)
Additions to property, plant and equipment	(8,671)	(5,821)
Other	657	50

Net cash used in investing activities	(8,014)	(32,397)

FINANCING ACTIVITIES
Proceeds from long-term debt	19,637	25,884
Payments of long-term debt	(18,986)	(28,801)
Net decrease (increase) in short-term debt	641	(90)
Cash dividends	(4,297)	(3,720)
Purchase of common stock for treasury	(8,197)	(13,467)
Proceeds from shares issued under stock incentive plans	2,767	2,314

Net cash used in financing activities	(8,435)	(17,880)
Effect of foreign exchange rate changes	542	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,036	(9,041)
Cash and cash equivalents at beginning of the period	27,078	35,820

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$40,114	$26,779

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 14, 2003 and June 15, 2002

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

3. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002
Weighted average shares outstanding	39,874,540	41,598,183	39,916,333	41,609,718
Adjustment for nonvested common stock	(716,046)	(764,374)	(738,351)	(789,217)
Denominator for basic earnings per share	39,158,494	40,833,809	39,177,982	40,820,501
Effect of dilutive stock options	980,986	1,059,833	821,403	894,484
Adjustment for nonvested common stock	716,046	764,374	738,351	789,217
Denominator for diluted earnings per share	40,855,525	42,658,016	40,737,737	42,504,202

Options to purchase 787,901 and 816,571 shares of common stock for the 12 and 24 weeks ended June 14, 2003 and 751,497 and 781,751 shares for the 12 and 24 weeks ended June 15, 2002 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were nondilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
June 14, 2003 and June 15, 2002

The ending accumulated other comprehensive loss is as follows (thousands of dollars):
	June 14, 2003	December 28, 2002	June 15, 2002
Foreign currency translation adjustments	$8,005	$3,138	$(1,838)
Foreign currency cash flow hedge adjustments	(1,026)	(244)	--
Minimum pension liability adjustments, net of taxes	(26,416)	(26,416)	(1,146)
Accumulated Other Comprehensive Loss	$(19,437)	$(23,522)	$(2,984)

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002
Net earnings	$9,281	$9,099	$16,695	$15,502
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,796	(1,856)	4,867	(1,125)
Change in foreign currency cash flow hedge adjustments	(782)	--	(782)	--
Comprehensive income	$14,295	$7,243	$20,780	$14,377

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

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 64 domestic retail stores at June 14, 2003 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
June 14, 2003 and June 15, 2002

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended June 14, 2003

Revenue from external customers	$ 163,175	$ 20,865	--	$ 184,040
Intersegment revenue	4,531	560	--	5,091
Earnings (loss) before income taxes
and minority interest	12,370	1,952	$ (572)	13,750

	24 weeks ended June 14, 2003

Revenue from external customers	$ 340,387	$ 35,138	--	$ 375,525
Intersegment revenue	10,701	1,095	--	11,796
Earnings (loss) before income taxes
and minority interest	26,435	1,525	$ (3,189)	24,771

	12 weeks ended June 15, 2002

Revenue from external customers	$ 147,102	$ 22,174	--	$ 169,276
Intersegment revenue	3,551	1,083	--	4,634
Earnings (loss) before income taxes
and minority interest	12,554	2,365	$ (1,371)	13,548

	24 weeks ended June 15, 2002

Revenue from external customers	$ 308,881	$ 37,672	--	$ 346,553
Intersegment revenue	10,445	1,589	--	12,034
Earnings (loss) before income taxes
and minority interest	25,812	2,137	$ (4,816)	23,133

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at June 14, 2003 with a carrying value of $72,857,000 and a fair value of $76,634,000, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 14, 2003. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 14, 2003, foreign exchange contracts with a notional value of $27,251,000 were outstanding to purchase various currencies (principally

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
June 14, 2003 and June 15, 2002

U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of June 14, 2003, a liability of $1,388,000 has been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the other income (expense) caption of the statements of operations. Hedge ineffectiveness was not material to the consolidated financial statements at June 14, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the 2003 year-to-date: risk-free interest rate of 2.8% (4.4% in 2002); dividend yield of 1.3% (1.1% in 2002); expected market price volatility factor of 0.40 (0.49 in 2002); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.09 and $6.19 for 2003 and 2002 year-to-dates, respectively.

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
June 14, 2003 and June 15, 2002

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		24 Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002
Net earnings, as reported	$ 9,281	$ 9,099	$ 16,695	$ 15,502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	823	828	1,765	1,891
Pro forma net earnings	$ 8,458	$ 8,271	$ 14,930	$ 13,611

Net earnings per share:
Basic - as reported	$ 0.24	$ 0.22	$ 0.43	$ 0.38
Basic - pro forma	0.22	0.20	0.38	0.33

Diluted - as reported	0.23	0.21	0.41	0.36
Diluted - pro forma	0.21	0.20	0.37	0.32

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

On July 17, 2003, the Company's 153 tannery employees, members of the United Food and Commercial Workers Union Local 600, voted to strike as their existing contract expired. The Company does not expect the strike to have a significant impact on the Company's future operations or finanical results.

9. Business Acquisitions

On July 24, 2003, the Company entered into a letter of intent to acquire the business and select net operating assets of Sebago, Inc. for cash. The acquisition is subject to the execution of a definitive agreement and is expected to close in October 2003.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
June 14, 2003 and June 15, 2002

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory, limited amortizable intangible assets and fixed assets totaling approximately $21,247,000 from Overland Group Limited of London, England and assumed liabilities of approximately $8,514,000. Cash and other consideration of $27,790,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Consolidated pro forma revenue and net earnings for the first quarter of 2002, assuming the transaction occurred at the beginning of the year, would not have been materially different from reported amounts.

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

GUARANTOR ACCOUNTING
In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded at fair value on the Company's balance sheet, a change from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Note 8, "Litigation and Contingencies." The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 28, 2002. The Company expects that the new recognition and measurement provisions will not have a significant impact on the Company's future financial position or results of operations.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN 46 also enhances the disclosure requirements related to variable interest entities.  This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  FIN 46 will be effective for the Company beginning January 4, 2004 for all interests in variable interest entities acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12-Weeks and 24-Weeks Ended June 14, 2003 (2003 second quarter and 2003 year-to-date, respectively) to the 12-Weeks and 24-Weeks Ended June 15, 2002 (2002 second quarter and 2002 year-to-date, respectively)

Revenue of $184.0 million for the 2003 second quarter exceeded the 2002 second quarter level of $169.3 million by $14.7 million (8.7%) and 2003 year-to-date revenue of $375.5 million exceeded the 2002 year-to-date level of $346.6 million by $28.9 million (8.4%). A portion of the Company's revenue increase was generated by currency gains which improved revenue by 2.1% and 2.4% for the 2003 second quarter and year-to-date, respectively, when compared to the same periods of 2002. Revenue for the Company's branded footwear segment, consisting of The Hush Puppies Company, Wolverine Slippers, the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Stanley®, Bates® and Harley-Davidson® brands), Merrell Performance Footwear and CAT Footwear, increased $16.1 million (10.9%) for the 2003 second quarter and $31.5 million (10.2%) for 2003 year-to-date as compared to the respective periods of 2002. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a decrease in revenue of $1.4 million (5.9%) for the 2003 second quarter and $2.6 million (6.7%) for 2003 year-to-date as compared to the respective periods of 2002.

The Hush Puppies Company reported a decrease in revenue of $0.5 million (2.0%) in the 2003 second quarter and an increase of $3.0 million (5.1%) for 2003 year-to-date when compared to the applicable periods of 2002. The decrease for the 2003 second quarter was primarily the result of Hush Puppies U.S. experiencing soft sales during the quarter due to a cold spring and weak overall retail results from retailers cautious about reordering product. The 2003 year-to-date increase was generated primarily from the Hush Puppies U.K. and Hush Puppies Canada wholesale operations as a result of expanded product distribution and heightened consumer demand. Also, Hush Puppies International recorded mid-teen percentage increases in revenue for both the 2003 second quarter and year-to-date, reflecting continued strong licensing results in Australia, Japan and Germany. Wolverine Slippers 2003 second quarter and year-to-date revenue increased when compared to the same periods of 2002 as a result of greater shipments to a key U.S. catalog retailer.

The Wolverine Footwear Group's revenue increased $2.9 million (4.6%) and $3.8 million (3.0%) for the 2003 second quarter and year-to-date, respectively, as compared to the same periods of 2002. Revenue for the Bates® brand generated percentage increases in the upper-teens and mid-twenties for the 2003 second quarter and 2003 year-to-date, respectively, as compared to the same periods of 2002 resulting from increased shipments of technically superior boot products to the Department of Defense and a new line of tactical ultra-light uniform footwear for the civilian uniform market. Revenue increases from Harley-Davidson® footwear improved in the mid-teen percentages as compared to the 2002 second quarter and upper single-digit percentages for the 2003 year-to-date due to expanded distribution in the department store channels and continued product demand from the Harley-Davidson® specialty retailer network. Stanley® Footgear reported more than a fifty percent improvement in revenue for the 2003 second quarter due to increased demand by its primary retailer, Payless ShoeSource, Inc. Revenue decreased for Wolverine® Boots and Shoes (including Hytest®) for the 2003 second quarter and year-to-date as compared to the same periods of 2002 due to soft retail conditions in the work boot sector and a change in sales mix to lower average priced products.

Merrell Performance Footwear continued its strong growth, reporting an increase in revenue of $5.2 million (13.5%) and $15.5 million (19.0%) for the 2003 second quarter and year-to-date, respectively, compared to the same periods of 2002. Revenue gains were recognized in all of Merrell's wholesale operations. The European wholesale and licensing businesses generated the highest percentage of the increase, posting revenue gains in the upper-thirties and mid-fifties for the 2003 second quarter and year-to-date, respectively, compared to the same periods of 2002 due to continued product and retail expansion.

The CAT Footwear Group reported a $2.0 million (10.9%) and $1.9 million (4.5%) increase in revenue for the combined U.S. wholesale and international markets for the 2003 second quarter and year-to-date, respectively compared to the same periods of 2002. The European CAT® footwear business accounted for the majority of the increase, reporting a mid-teen percentage increase for the 2003 second quarter and a mid-single digit increase for the 2003 year-to-date due to enhanced product offerings and sales efforts, combined with improved warehousing logistics and heightened consumer demand.

The Company's other business units reported combined decreases in revenue of $1.4 million (5.9%) and $2.6 million (6.7%) for the 2003 second quarter and year-to-date, respectively. Hush Puppies Retail's revenue increased 4.2% for the 2003 second quarter as a result of a mid-single digit same store revenue increase and new store openings and remained flat for 2003 year-to-date compared to the same periods of 2002. Wolverine Leathers and Wolverine Procurement combined recorded decreases in revenue of $1.8 million and $2.7 million for the 2003 second quarter and year-to-date, respectively, compared to the same periods of 2002 due primarily to reduced market demand for sueded leather used for footwear. Revenue for Apparel and Accessory Licensing increased slightly for both the 2003 second quarter and year-to-date compared to the same periods of 2003.

Gross margin as a percentage of revenue for the 2003 second quarter and year-to-date was 35.7% and 35.9%, respectively, compared to 36.4% and 35.7% for the same periods of 2002. Gross margin dollars increased $4.1 million or 6.7% for the 2003 second quarter compared to the same period of 2002 and increased $11.2 million or 9.1% for the 2003 year-to-date compared to the same period of 2002. The gross margin percentages for the branded footwear businesses were 35.7% for the 2003 second quarter and 35.9% for 2003 year-to-date compared to 36.4% and 35.7% for the same periods of 2002, respectively. The margin decrease in the 2003 second quarter compared to the 2002 second quarter for the branded footwear businesses reflects a larger mix of lower margin Bates® and Wolverine Slipper shipments offset by improved margins from the majority of the remaining brands. Additionally, the Company incurred closing and operating costs related to the consolidation of its Mexican manufacturing operation into its Dominican Republic facilities. These costs decreased margins by fifty basis points. The gross margin percentage for the other business units decreased to 35.7% for the 2003 second quarter from 36.5% for the same period of 2002 as a result of lower margins recognized by Wolverine Leathers and Wolverine Procurement. The gross margin percentage increase for the other business units to 36.2% for 2003 year-to-date compared to 35.7% for the same period of 2002 was due to the improved margins in the Company's retail operation and mix changes.

Selling and administrative expenses of $50.8 million for the 2003 second quarter increased $4.3 million from the 2002 second quarter level of $46.5 million and, as a percentage of revenue, increased to 27.6% in 2003 compared to 27.5% in the 2002 second quarter. Selling and administrative expenses for 2003 year-to-date of $107.7 million increased $10.3 million from $97.4 million for the same period of 2002 and, as a percentage of revenue, increased to 28.7% in 2003 compared to 28.1% for 2002 year-to-date. The change in the selling and administrative expenses includes planned increases of $1.6 million and $3.3 million in pension expense for the 2003 second quarter and year-to-date, respectively. The strengthening in the currencies of the Company's foreign subsidiaries also increased selling and administrative expenses for 2003 as these amounts are translated into U.S. dollars for consolidation. Excluding the pension expense and currency impacts, core selling and administrative expenses as a percentage of revenue would have been reduced by 120 and 110 basis points for the 2003 second quarter and year-to-date, respectively.

Interest expense for the 2003 second quarter was $1.4 million, compared to $1.6 million for the same period of 2002. Interest expense for 2003 and 2002 year-to-date was $2.8 million and $3.2 million, respectively. The decrease in interest expense reflects a reduction in the balance due under senior notes outstanding resulting from principal payments made since the end of the 2002 second quarter.

The 2003 second quarter and year-to-date annualized estimated tax rate of 32.5% compares to 33.0% for the respective periods in the prior year. The decrease in the 2003 tax rate from 2002 relates to a higher percentage of income being generated in foreign jurisdictions with lower tax rates.

Net earnings of $9.3 million for the 2003 second quarter compares to net earnings of $9.1 million for the same period in 2002. The 2003 year-to-date net earnings increased to $16.7 million from $15.5 million in 2002. Diluted earnings per share were $0.23 and $0.41 for the 2003 second quarter and year-to-date, respectively, compared to $0.21 and $0.36 for the same periods of 2002, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $28.9 million for 2003 year-to-date compared to $41.2 million for 2002 year-to-date. The reduction of working capital requirements helped contribute cash of $4.6 million in 2003 and $14.7 million in 2002. Cash at June 14, 2003, was $40.1 million compared to $26.8 million at June 15, 2002.

Accounts receivable of $152.4 million at June 14, 2003, reflects an increase of $5.6 million (3.8%) from the balance at June 15, 2002, and a decrease of $3.9 million (2.5%) from the December 28, 2002, balance. The increase in accounts receivable was less than half the increase of the revenue gain. The number of average days' sales outstanding at June 14, 2003, was 68.6 days, compared with 76.9 days at June 15, 2002, and 70.9 days at December 28, 2002. No single customer accounted for more than 5% of the outstanding accounts receivable balance at June 14, 2003.

Inventories of $172.0 million at June 14, 2003, reflect a decrease of $9.6 million (5.3%) compared to the balance at June 15, 2002, and an increase of $3.0 million (1.8%) over the balance at December 28, 2002. The decrease in inventories from the prior year relates primarily to an asset management program focused on improving inventory turns and reducing SKU's (Stock Keeping Units). As of June 14, 2003, the Company's backlog was 5.4% higher than the prior year's level.

Accounts payable and other accrued liabilities of $67.7 million at June 14, 2003, reflect a $3.9 million (6.1%) increase over the $63.8 million balance at June 15, 2002, and a $2.5 million (3.9%) increase from the $65.1 million balance at December 28, 2002. The increase in accounts payable and other accrued liabilities compared to the 2002 second quarter level was primarily attributable to an increased liability for foreign currency contracts and timing of payments for income taxes.

Additions to property, plant and equipment of $8.7 million for 2003 year-to-date compares to $5.8 million reported for the same period of 2002. The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. Depreciation and amortization expense was $8.5 million for 2003 year-to-date compared to $8.3 million for the same period of 2002. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility available, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs in the foreseeable future. Any excess cash flows from operations are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends and repurchase the Company's common stock.

Long-term debt of $74.3 million at June 14, 2003, compares to $87.9 million and $72.9 million at June 15, 2002, and December 28, 2002, respectively. The decrease in debt at June 14, 2003, compared to June 15, 2002, was the result of annual principal payments on the Company's senior notes. The increase in debt from the December 28, 2002, balance was a result of borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $7.0 million and $9.2 million at June 14, 2003, and June 15, 2002, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 16.3% at June 14, 2003, 18.8% at June 15, 2002, and 16.5% at December 28, 2002.

Included in other assets are assets held for exchange in the amount of $4.1 million which represent barter credits that were acquired in exchange for inventories in December of 1997. Such credits are redeemable through 2005 with an option for a two year extension for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $3.8 million have been utilized through June 14, 2003.

The Company has significant pension benefit costs and credits that are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's qualified defined benefit pension plans increased $1.6 million ($0.027 per share) and $3.3 million ($0.054 per share) for the 2003 second quarter and year-to-date, respectively, compared to the same periods of 2002 due to market conditions and declining interest rates that adversely affected asset values of plan investments and the Company's estimated accumulated benefit obligation. As a result of these factors, the Company estimates that pre-tax charges relating to its qualified defined benefit pension plans will increase by $7.1 million (approximately $0.116 per share) in fiscal 2003 as compared to fiscal 2002. Also, based on the decline in the market valuation of the pension assets, the Company recorded an additional minimum pension liability in the 2002 fourth quarter that resulted in a $25.3 million net change to the other comprehensive loss component of stockholders' equity. This adjustment had no impact on the net earnings or cash flows of the Company.

Effective August 19, 2002, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of an additional 2.0 million shares of common stock over a 24-month period. There were 78,700 shares ($1.4 million in market value) repurchased during the 2003 second quarter and 1,010,300 total cumulative shares ($16.3 million in market value) repurchased under the program at the end of the 2003 second quarter. The Company had a previous repurchase program for the repurchase of up to 2.0 million shares of common stock over 24 months from October 3, 2000, to October 3, 2002, with 541,500 shares ($9.5 million in market value) repurchased during the 2002 second quarter, 1,476,300 shares ($22.8 million in market value) repurchased during fiscal 2002 and 1,971,800 total cumulative shares ($29.6 million in market value) repurchased under the program. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon market conditions and other factors.

The Company declared dividends of $2.1 million in the 2003 second quarter, or $.055 per share. This represents a 22.2% increase over the $.045 per share declared in the 2002 second quarter. The dividend is payable August 1, 2003, to stockholders of record on July 1, 2003.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $21.2 million and assumed certain liabilities of $8.5 million of the European CAT® footwear business from Overland Group Limited of London, England. Cash and other consideration paid totaled $27.8 million, resulting in goodwill of $15.1 million after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This acquisition is discussed further in Note 9 to the financial statements above.

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

ACCOUNTS RECEIVABLE
The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, analysis of credit memorandum activity and customer demand. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At June 14, 2003 and June 15, 2002, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORIES
The Company values its inventories using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and a first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States of America. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance at June 14, 2003 or June 15, 2002.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 14, 2003, the Company had outstanding forward currency exchange contracts to purchase $27.3 million of various currencies (principally U. S. dollars) with maturities ranging up to one year.

The Company also has production facilities in the Dominican Republic and Mexico where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currencies. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2003 and beyond.

ITEM 4.          Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II. OTHER INFORMATION

ITEM 2.          Changes in Securities and Use of Proceeds

On April 22, 2003, Phillip D. Matthews, the Company's Lead Director, exercised an option to purchase 15,187 shares of Company Common Stock for $3.55555 per share. The option that Mr. Matthews exercised was granted in 1993 under an individual compensation arrangement entered upon his appointment as Chairman of the Board, a position held by Mr. Matthews through 1996. The issuance of Company Common Stock to Mr. Matthews pursuant to the option exercise is exempt from registration pursuant to Section 4(6) of the Securities Act of 1933, as amended, because Mr. Matthews is a director of the Company.

ITEM 4.          Submission of Matters to a Vote of Security Holders

On April 24, 2003, the Company held its 2003 Annual Meeting of Stockholders. The purposes of the meeting were: to elect three directors for three-year terms expiring in 2006; to consider and approve the proposed Stock Incentive Plan of 2003; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Voted

Alberto L. Grimoldi	For Authority Withheld Broker Non-Votes	37,156,464 614,690 0

Joseph A. Parini	For Authority Withheld Broker Non-Votes	36,031,522 1,739,632 0

Elizabeth A. Sanders	For Authority Withheld Broker Non-Votes	36,025,974 1,745,180 0

The following persons remained as directors of the Company with terms expiring in 2005: Donald V. Fites, Phillip D. Matthews and Paul D. Schrage. The following persons remained as directors of the Company with terms expiring in 2004: Geoffrey B. Bloom, David T. Kollat, David P. Mehney and Timothy J. O'Donovan.

The stockholders voted to approve the Stock Incentive Plan of 2003. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	28,691,838
Against	6,309,001
Abstentions	2,770,315
Broker Non-Votes	0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	35,823,657
Against	1,928,486
Abstentions	19,011
Broker Non-Votes	0

ITEM 6.     Exhibits and Reports on Form 8-K

          (a)     Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1	The Amended and Restated Directors' Stock Option Plan, as amended.

10.2

Stock Incentive Plan of 2003. Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 24, 2003. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. §1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

          (b)     Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:

Date	Items Reported	Financial Statements
April 16, 2003	Items 7, 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 29, 2003	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

July 29, 2003	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

CERTIFICATIONS

I, Timothy J. O'Donovan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wolverine World Wide, Inc.;

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

Date: July 29, 2003

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

Date: July 29, 2003

/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer Wolverine World Wide, Inc.

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1	The Amended and Restated Directors' Stock Option Plan, as amended.

10.2

Stock Incentive Plan of 2003. Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 24, 2003. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. §1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.