Form 10-Q
period 2003-09-06
WOLVERINE WORLD WIDE INC /DE/
filed 2003-10-21
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 6, 2003

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

There were 46,565,784 shares of Common Stock, $1 par value, outstanding as of October 7, 2003, of which 6,439,820 shares are held as Treasury Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Thousands of dollars)
	September 6, 2003 (Unaudited)	December 28, 2002 (Audited)	September 7, 2002 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,274	$27,078	$10,634
Accounts receivable, less allowances
September 6, 2003 - $10,806
December 28, 2002 - $10,191
September 7, 2002 - $10,607	191,366	156,285	190,962
Inventories:
Finished products	161,252	146,229	169,237
Raw materials and work in process	19,706	22,769	19,600
	180,958	168,998	188,837
Other current assets	12,571	10,984	9,506

TOTAL CURRENT ASSETS	403,169	363,345	399,939

PROPERTY, PLANT & EQUIPMENT
Gross cost	233,087	225,974	222,720
Less accumulated depreciation	137,425	128,700	125,828
	95,662	97,274	96,892
OTHER ASSETS
Goodwill and other non-amortizable intangibles	30,504	30,706	28,737
Other	41,261	40,669	57,713
	71,765	71,375	86,450

TOTAL ASSETS	$570,596	$531,994	$583,281

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

(Thousands of dollars, except share data)
	September 6, 2003 (Unaudited)	December 28, 2002 (Audited)	September 7, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$84,759	$65,147	$79,523
Current maturities of long-term debt	15,030	15,030	15,030
TOTAL CURRENT LIABILITIES	99,789	80,177	94,553

LONG-TERM DEBT (less current maturities)	53,603	57,885	87,537
OTHER NONCURRENT LIABILITIES	21,915	24,692	16,796
MINORITY INTEREST	290	143	60

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 6, 2003 - 46,559,784 shares
December 28, 2002 - 45,839,831 shares
September 7, 2002 - 45,788,370 shares	46,560	45,840	45,788
Additional paid-in capital	98,755	90,994	90,492
Retained earnings	366,121	339,475	324,165
Accumulated other comprehensive loss	(22,099)	(23,522)	(951)
Unearned compensation	(4,754)	(3,833)	(4,379)
Cost of shares in treasury:
September 6, 2003 - 6,439,820 shares
December 28, 2002 - 5,869,429 shares
September 7, 2002 - 5,299,598 shares	(89,584)	(79,857)	(70,780)

TOTAL STOCKHOLDERS' EQUITY	394,999	369,097	384,335

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$570,596	$531,994	$583,281

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

(Thousands of dollars, except shares and per share data)
(Unaudited)
	12 Weeks Ended		36 Weeks Ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002

Revenue	$230,571	$219,197	$606,096	$565,750
Cost of products sold	143,857	141,179	384,462	364,009

GROSS MARGIN	86,714	78,018	221,634	201,741

Selling and administrative expenses	60,424	53,428	168,129	150,816
OPERATING INCOME	26,290	24,590	53,505	50,925

OTHER EXPENSES (INCOME):
Interest expense	1,354	1,641	4,109	4,820
Interest income	(97)	(89)	(304)	(154)
Other - net	605	75	501	163
	1,862	1,627	4,306	4,829

EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	24,428	22,963	49,199	46,096

Income taxes	7,904	7,561	15,944	15,192

EARNINGS BEFORE MINORITY
INTEREST	16,524	15,402	33,255	30,904
Minority interest	(110)	(60)	(147)	(60)

NET EARNINGS	$16,414	$15,342	$33,108	$30,844

Net earnings per share:
Basic	$.42	$.38	$.84	$.76
Diluted	$.40	$.37	$.81	$.73

Cash dividends per share	$.055	$.045	$.165	$.135

Shares used for net earnings per share
computation:
Basic	39,347,416	40,084,219	39,234,460	40,575,077
Diluted	41,224,979	41,454,530	40,913,960	42,157,450

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT
OF STOCKHOLDERS' EQUITY

(Thousands of dollars, except share data)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Cost of Shares in Treasury	Total

Balances at December 28,
2002	$45,840	$90,994	$339,475	$(23,522)	$(3,833)	$(79,857)	$369,097

Net earnings			33,108				33,108
Dividends			(6,462)				(6,462)
Purchase of 580,291
shares of common
stock for treasury						(9,863)	(9,863)
Issuance of 9,900
shares of treasury
stock		33				136	169
Issuance of common
stock under stock
incentive plans	720	7,576			(2,383)		5,913
Net change in notes
receivable		152					152
Amortization of unearned
compensation					1,462		1,462
Foreign currency cash flow hedge adjustments				(139)			(139)
Foreign currency
translation adjustments				1,562			1,562

Balances at September 6,
2003	$46,560	$98,755	$366,121	$(22,099)	$(4,754)	$(89,584)	$394,999

See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)
	36 Weeks Ended
	September 6, 2003	September 7, 2002

OPERATING ACTIVITIES
Net earnings	$33,108	$30,844
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,955	11,956
Amortization	374	443
Other	(2,105)	3,844
Changes in operating assets and liabilities:
Accounts receivable	(33,992)	(40,498)
Inventories	(10,663)	3,160
Other assets	(854)	470
Accounts payable and other accrued liabilities	18,302	15,765

Net cash provided by operating activities	16,125	25,984

INVESTING ACTIVITIES
Business acquisitions	-	(26,626)
Additions to property, plant and equipment	(11,125)	(8,476)
Other	685	218

Net cash used in investing activities	(10,440)	(34,884)

FINANCING ACTIVITIES
Proceeds from long-term debt	30,032	73,550
Payments of long-term debt	(34,314)	(61,831)
Net increase in short-term debt	-	(90)
Cash dividends	(6,462)	(5,434)
Purchase of common stock for treasury	(9,727)	(24,442)
Proceeds from shares issued under stock incentive plans	5,903	1,961

Net cash used in financing activities	(14,568)	(16,286)
Effect of foreign exchange rate changes	79	-

DECREASE IN CASH AND CASH EQUIVALENTS	(8,804)	(25,186)
Cash and cash equivalents at beginning of the period	27,078	35,820

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$18,274	$10,634

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 6, 2003 and September 7, 2002
(Unaudited)

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

3. Net Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Weighted average shares outstanding	40,052,083	40,841,681	39,961,583	41,353,709
Adjustment for nonvested common stock	(704,667)	(757,462)	(727,123)	(778,632)
Denominator for basic earnings per share	39,347,416	40,084,219	39,234,460	40,575,077
Effect of dilutive stock options	1,172,896	612,849	952,377	803,741
Adjustment for nonvested common stock	704,667	757,462	727,123	778,632
Denominator for diluted earnings per share	41,224,979	41,454,530	40,913,960	42,157,450

Options to purchase 595,152 and 795,943 shares of common stock for the 12 and 36 weeks ended September 6, 2003 and 1,517,475 and 790,579 shares for the 12 and 36 weeks ended September 7, 2002 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were nondilutive.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
September 6, 2003 and September 7, 2002
(Unaudited)

The ending accumulated other comprehensive loss is as follows (thousands of dollars):
	September 6, 2003	December 28, 2002	September 7, 2002
Foreign currency translation adjustments	$4,700	$3,138	$195
Foreign currency cash flow hedge adjustments	(383)	(244)	-
Minimum pension liability adjustments, net of taxes	(26,416)	(26,416)	(1,146)
Accumulated other comprehensive loss	$(22,099)	$(23,522)	$(951)

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Net earnings	$ 16,414	$ 15,342	$ 33,108	$ 30,844
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,305)	(1,643)	1,562	3,158
Change in foreign currency cash flow hedge adjustments	642	-	(139)	-
Comprehensive income	$ 13,751	$ 13,699	$ 34,531	$ 34,002

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

The other business units in the following table consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 65 domestic retail stores at September 6, 2003 that sell Company-branded products and other brands from unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no changes in the way the Company measures segment profits or in its basis of determining business segments.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
September 6, 2003 and September 7, 2002
(Unaudited)

Business segment information is as follows (thousands of dollars):
	Branded Footwear	Other Businesses	Corporate	Consolidated
	12 weeks ended September 6, 2003

Revenue from external customers	$ 214,143	$ 16,428	-	$ 230,571
Intersegment revenue	8,145	582	-	8,727
Earnings (loss) before income taxes
and minority interest	28,861	178	$ (4,611)	24,428

	36 weeks ended September 6, 2003

Revenue from external customers	$ 554,530	$ 51,566	-	$ 606,096
Intersegment revenue	18,846	1,677	-	20,523
Earnings (loss) before income taxes
and minority interest	55,296	1,666	$ (7,763)	49,199

	12 weeks ended September 7, 2002

Revenue from external customers	$ 200,272	$ 18,925	-	$ 219,197
Intersegment revenue	5,983	940	-	6,923
Earnings (loss) before income taxes
and minority interest	25,528	1,459	$ (4,024)	22,963

	36 weeks ended September 7, 2002

Revenue from external customers	$ 509,153	$ 56,597	-	$ 565,750
Intersegment revenue	16,428	2,529	-	18,957
Earnings (loss) before income taxes
and minority interest	51,340	3,575	$ (8,819)	46,096

6. Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt with a carrying value of $68,571,000 and a fair value of $72,781,000 at September 6, 2003, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 6, 2003, foreign exchange contracts with a notional value of $18,373,000 were outstanding to purchase various currencies (principally

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
September 6, 2003 and September 7, 2002
(Unaudited)

U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of September 6, 2003, an asset of $39,000 has been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the other income (expense) caption of the statement of operations. Hedge ineffectiveness was not material to the consolidated financial statements at September 6, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 year-to-date: risk-free interest rate of 2.7% (4.23% in 2002); dividend yield of 1.3% (1.1% in 2002); expected market price volatility factor of 0.40 (0.46 in 2002); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $4.99 and $5.82 for year-to-date 2003 and 2002, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
September 6, 2003 and September 7, 2002
(Unaudited)

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		36 Weeks Ended
	September 6, 2003	September 7, 2002	September 6, 2003	September 7, 2002
Net earnings, as reported	$ 16,414	$ 15,342	$ 33,108	$ 30,844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	642	639	2,425	2,473
Pro forma net earnings	$ 15,772	$ 14,703	$ 30,683	$ 28,371

Net earnings per share:
Basic - as reported	$ 0.42	$ 0.38	$ 0.84	$ 0.76
Basic - pro forma	0.40	0.37	0.78	0.70

Diluted - as reported	0.40	0.37	0.81	0.73
Diluted - pro forma	0.39	0.36	0.76	0.68

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

Pursuant to certain of the Company's lease agreements, primarily retail locations, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify and reimburse the third parties for costs, including but not limited to operating costs, taxes and adverse judgments in lawsuits. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent on the occurrence of future unknown events.

On July 17, 2003, the Company's 153 tannery employees, members of the United Food and Commercial Workers Union Local 600, voted to strike as their existing contract expired. The strike ended on September 10, 2003, and certain employees have been reinstated to open positions. Complaints have been filed against the Company alleging unfair labor practices during the strike and arbitration demands have been filed. The Company has also filed a lawsuit in federal court seeking a declaration that no agreement has been reached on a new contract and the union has not accepted an amended Company offer to resolve this issue. The Company believes an unfavorable outcome is remote and does not expect this to have a material impact on the Company's future results of operations.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - continued
September 6, 2003 and September 7, 2002
(Unaudited)

9. Business Acquisitions

On September 18, 2003, the Company executed a purchase agreement to acquire the business and select net operating assets of Sebago, Inc. for cash and other consideration of approximately $16,000,000. The acquisition is expected to close in November 2003.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN 46 also enhances the disclosure requirements related to variable interest entities.  This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  FIN 46 will be effective for the Company beginning September 7, 2003 for all interests in variable interest entities acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparisons of the 12 Weeks and 36 Weeks Ended September 6, 2003 (2003 third quarter and 2003 year-to-date, respectively) to the 12 Weeks and 36 Weeks Ended September 7, 2002 (2002 third quarter and 2002 year-to-date, respectively)

Revenue of $230.6 million for the 2003 third quarter exceeded the 2002 third quarter level of $219.2 million by $11.4 million (5.2%) and 2003 year-to-date revenue of $606.1 million exceeded the 2002 year-to-date level of $565.8 million by $40.3 million (7.1%). A portion of the Company's revenue increase was generated by currency gains which improved revenue by 1.6% and 2.0% for the 2003 third quarter and year-to-date, respectively. Revenue for the Company's branded footwear segment, consisting of The Hush Puppies Company, the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Stanley®, Bates® and Harley-Davidson® brands), Merrell Performance Footwear, CAT Footwear and Wolverine Slippers, increased $13.9 million (6.9%) for the 2003 third quarter and increased $45.4 million (8.9%) for 2003 year-to-date as compared to the respective periods of 2002. The Company's other business units, consisting of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement, reported a decrease in revenue of $2.5 million (13.2%) for the 2003 third quarter and a decrease of $5.1 million (8.9%) for 2003 year-to-date as compared to the respective periods of 2002.

The Hush Puppies Company reported an increase in revenue of $1.6 million (4.3%) in the 2003 third quarter and $4.6 million (4.8%) for 2003 year-to-date when compared to the applicable periods of 2002. The increase for the 2003 third quarter and 2003 year-to-date was generated primarily from the Hush Puppies U.K. and Hush Puppies Canada wholesale operations as a result of expanded product distribution and heightened consumer demand. Hush Puppies U.S. also experienced a small increase in revenue for the 2003 third quarter reflecting improved consumer demand. Also, Hush Puppies International recorded increases in revenue of 6.4% and 10.8% for the 2003 third quarter and year-to-date, respectively, reflecting continued strong licensing results in Australia, Japan and Germany.

The Wolverine Footwear Group's revenue increased $5.1 million (7.9%) and $8.8 million (4.7%) for the 2003 third quarter and year-to-date, respectively, as compared to the same periods of 2002. Revenue for the Bates® brand generated increases of 14.9% and 22.2% for the 2003 third quarter and 2003 year-to-date, respectively, as compared to the same periods of 2002, resulting from increased shipments of technical boot products to the Department of Defense and tactical ultra-light uniform footwear for the civilian uniform market. Revenue from Harley-Davidson® footwear improved 15.9% as compared to the 2002 third quarter and 10.9% for 2003 year-to-date due to continued strong demand from the Harley-Davidson® specialty retailer network. Stanley® Footgear reported improvements of 8.4% and 25.6% in revenue for the 2003 third quarter and year-to-date, respectively, due to increased demand by its primary retailer, Payless ShoeSource, Inc. Revenue for Wolverine® Boots and Shoes (including Hytest®) increased 3.2% for the 2003 third quarter as a result of strong outdoor sport boot shipments and decreased 5.6% for 2003 year-to-date as compared to the same period of 2002 due to soft retail conditions in the traditional work boot sector and a change in sales mix to lower average priced products.

Merrell Performance Footwear continued its strong growth, reporting an increase in revenue of $7.1 million (14.0%) and $22.6 million (17.1%) for the 2003 third quarter and year-to-date, respectively, compared to the same periods of 2002. Revenue gains were recognized for both the 2003 third quarter and 2003 year-to-date in Merrell's U.S., Canadian and European wholesale operations along with the licensing businesses due to continued product and retail expansion combined with strong consumer demand.

CAT Footwear reported a $2.9 million (8.6%) and $1.1 million (1.4%) decrease in global revenue for the 2003 third quarter and year-to-date, respectively, compared to the same periods of 2002. The U.S. wholesale business accounted for the decreases as a result of declines experienced in the traditional work boot category while the European CAT® footwear business was flat for the 2003 third quarter and was up 2.8% for 2003 year-to-date.

Wolverine Slippers' 2003 third quarter and year-to-date revenue increased $3.2 million (28.4%) and $9.2 million (74.9%), respectively, when compared to the same periods of 2002 as a result of greater shipments to a key U.S. catalog retailer.

The Company's other business units reported combined decreases in revenue of $2.4 million (13.2%) and $5.1 million (8.9%) for the 2003 third quarter and year-to-date, respectively. Hush Puppies Retail's revenue increased 2.4% for the 2003 third quarter and 1.1% for 2003 year-to-date compared to the same periods of 2002 as a result of same store revenue increases and new store openings. Wolverine Leathers and Wolverine Procurement recorded decreases in revenue of $2.8 million and $5.5 million for the 2003 third quarter and year-to-date, respectively, compared to the same periods of 2002 due primarily to reduced market demand for sueded leather used for footwear. Revenue for Apparel and Accessory Licensing increased slightly for both the 2003 third quarter and year-to-date compared to the same periods of 2002.

Gross margin as a percentage of revenue for the 2003 third quarter and year-to-date was 37.6% and 36.6%, respectively, compared to 35.6% and 35.7% for the same periods of 2002. Gross margin dollars increased $8.7 million or 11.1% for the 2003 third quarter compared to the same period of 2002 and increased $19.9 million or 9.9% for 2003 year-to-date compared to the same period of 2002. The gross margin percentages for the branded footwear businesses were 37.6% for the 2003 third quarter and 36.6% for 2003 year-to-date compared to 35.3% and 35.5% for the same periods of 2002, respectively. The margin increases for both the 2003 third quarter and year-to-date relate primarily to heightened consumer demand for the Company's higher margin lifestyle product offerings, along with reduced inventory markdowns and improved operating efficiencies. The gross margin percentage for the 2003 third quarter for the other business units decreased to 37.8% from 39.2% for the same period of 2002. Wolverine Leathers accounted for the decline in gross margins as a result of inefficiencies and overhead absorption losses experienced from reduced production levels and the work stoppage discussed in Note 8 to the consolidated financial statements above. The gross margin percentage for 2003 year-to-date for the other business units remained fairly constant at 36.7% compared to 36.8% for the same period of 2002.

Selling and administrative expenses of $60.4 million for the 2003 third quarter increased $7.0 million from the 2002 third quarter level of $53.4 million and, as a percentage of revenue, increased to 26.2% in 2003 compared to 24.4% in the 2002 third quarter. Selling and administrative expenses for 2003 year-to-date of $168.1 million increased $17.3 million from $150.8 million for the same period of 2002 and, as a percentage of revenue, increased to 27.7% in 2003 compared to 26.7% for 2002 year-to-date. The change in the selling and administrative expenses includes planned increases of $1.6 million and $4.9 million in pension expense for the 2003 third quarter and year-to-date, respectively, and increased employee benefit costs of $1.8 million and $2.0 million, respectively. The strengthening of the currencies of the Company's foreign subsidiaries also increased selling and administrative expenses by $1.3 million and $4.5 million for the 2003 third quarter and year-to-date, respectively, as these amounts are translated into U.S. dollars for consolidation. The remaining increase relates to selling and distribution costs which are variable with the increase in net sales.

Interest expense for the 2003 third quarter was $1.4 million, compared to $1.6 million for the same period of 2002. Interest expense for 2003 and 2002 year-to-date was $4.1 million and $4.8 million, respectively. The decrease in interest expense reflects a reduction in the debt balance due under senior notes outstanding resulting from principal payments made since the end of the 2002 third quarter.

The 2003 third quarter and year-to-date annualized estimated tax rate of 32.4% compares to 33.0% for the respective periods in the prior year. The decrease in the 2003 tax rate from 2002 relates to a higher percentage of income being generated in foreign jurisdictions with lower tax rates.

Net earnings of $16.4 million for the 2003 third quarter compares to net earnings of $15.3 million for the same period in 2002. The 2003 year-to-date net earnings increased to $33.1 million from $30.8 million in 2002. Diluted earnings per share were $0.40 and $0.81 for the 2003 third quarter and year-to-date, respectively, compared to $0.37 and $0.73 for the same periods of 2002, respectively.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $16.1 million for 2003 year-to-date compared to $26.0 million for 2002 year-to-date. Working capital requirements used cash of $27.2 million in 2003 and $21.1 million in 2002. Cash at September 6, 2003, was $18.3 million compared to $10.6 million at September 7, 2002.

Accounts receivable of $191.4 million at September 6, 2003, reflects an increase of $0.4 million (0.2%) from the balance at September 7, 2002, and an increase of $35.1 million (22.4%) from the December 28, 2002, balance. The increase in accounts receivable compared to the 2002 third quarter was significantly less than the increase in the 2003 year-to-date revenue gain and the change from year-end was due to seasonal sales trends. No single customer accounted for more than 5% of the outstanding accounts receivable balance at September 6, 2003.

Inventories of $181.0 million at September 6, 2003, reflect a decrease of $7.9 million (4.2%) compared to the balance at September 7, 2002, and an increase of $12.0 million (7.1%) over the balance at December 28, 2002. The decrease in inventories from the prior year's third quarter relates primarily to an asset management program focused on improving inventory turns and reducing SKU's (Stock Keeping Units). As of September 6, 2003, the Company's backlog was 5.5% higher than the prior year's level.

Accounts payable and other accrued liabilities of $84.8 million at September 6, 2003, reflect a $5.3 million (6.7%) increase over the $79.5 million balance at September 7, 2002, and a $19.6 million (30.1%) increase from the $65.1 million balance at December 28, 2002. The increase in accounts payable and other accrued liabilities is primarily attributable to the timing of payments for inventory and income taxes.

Additions to property, plant and equipment of $11.1 million for 2003 year-to-date compares to $8.5 million reported for the same period of 2002. The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. Depreciation and amortization expense was $12.3 million for 2003 year-to-date and $12.4 million for 2002 year-to-date. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility available, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. Proceeds from existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs in the foreseeable future. Any excess cash flows from operations are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

Long-term debt of $68.6 million at September 6, 2003, compares to $102.6 million and $72.9 million at September 7, 2002, and December 28, 2002, respectively. The decrease in debt was the result of annual principal payments on the Company's senior notes and lower borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $4.1 million and $6.7 million at September 6, 2003, and September 7, 2002, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 14.8% at September 6, 2003, 21.1% at September 7, 2002, and 16.5% at December 28, 2002.

Included in other assets are assets held for exchange in the amount of $3.9 million which represent barter credits that were acquired in exchange for inventories in December of 1997. Such credits are redeemable through 2005 with an option for a two year extension for a percentage of supplies purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $4.0 million have been utilized through September 6, 2003.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Based on the pension plan asset market valuation at September 30, 2003, the Company anticipates it will record in the 2003 fourth quarter $23.7 million of other comprehensive income in stockholders' equity which will reduce a portion of the previously recorded minimum pension liability. This adjustment will have no impact on the net earnings or cash flows of the Company.

Effective August 19, 2002, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of an additional 2.0 million shares of common stock over a 24-month period. There were 77,400 shares ($1.4 million in market value) repurchased during the 2003 third quarter and 1,087,700 total cumulative shares ($17.7 million in market value) repurchased under the program at the end of the 2003 third quarter. The Company had a previous repurchase program for the repurchase of up to 2.0 million shares of common stock over 24 months from October 3, 2000, to October 3, 2002, with 541,500 shares ($9.5 million in market value) repurchased during the 2002 second quarter, 1,476,300 shares ($22.8 million in market value) repurchased during fiscal 2002 and 1,971,800 total cumulative shares ($29.6 million in market value) repurchased under the program. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors.

The Company declared dividends of $2.1 million in the 2003 third quarter, or $.055 per share. This represents a 22.2% increase over the $.045 per share declared in the 2002 third quarter. The dividend is payable November 3, 2003, to stockholders of record on October 1, 2003.

On September 18, 2003, the Company executed a purchase agreement to acquire the business and select net operating assets of Sebago, Inc. for cash and other consideration of approximately $16,000,000. The acquisition is expected to close in November 2003.

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

ACCOUNTS RECEIVABLE
The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, analysis of credit memorandum activity and customer demand. Corporate management evaluates the allowance for uncollectible accounts receivable, discounts and stock returns based on a review of current customer status and historical collection experience. At September 6, 2003 and September 7, 2002, management believes that it has provided sufficient reserves to address future collection uncertainties.

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

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States of America. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years. Management evaluates the potential for realizing gross deferred tax assets and determines the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance at September 6, 2003 or September 7, 2002.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 6, 2003, the Company had outstanding forward currency exchange contracts to purchase $18.4 million of various currencies (principally U. S. dollars) with maturities ranging up to one year.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currencies. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2003 and beyond.

ITEM 4.          Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting that occurred during the twelve-week fiscal period ended September 6, 2003 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K
(a)	Exhibits. The following documents are filed or furnished, as applicable, as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

Date	Items Reported	Financial Statements

July 9, 2003	Items 7, 9	None

July 24, 2003	Items 5, 7	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 21, 2003	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

October 21, 2003	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.