Form 10-K
period 2004-01-03
WOLVERINE WORLD WIDE INC /DE/
filed 2004-03-17
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 13, 2003, the last business day of the registrant's most recently completed second fiscal quarter: $742,712,681.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 12, 2004: 39,423,011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 22, 2004, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth and cash flows; expected timing of shipment of products; expected economic returns; projected 2004 operating results and dividend rates; future strength of the Company; expansion of Merrell® shop-in-shops and Track 'N Trail stores; future marketing investments; the introduction of new lines or categories of products; future growth or success in specific countries, categories or market sectors; continued or expected distribution at specific retailers; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; labor strikes or disruptions; the ability to retain rights to brands licensed by the Company; loss, bankruptcy and credit limitations of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; domestic and international terrorism and war; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concern regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1

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

          Consumers around the world purchased more than 41 million pairs of Company branded footwear during fiscal 2003, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under five operating units: (i) the Wolverine Footwear Group, focusing on the Bates®, Harley-Davidson®, HyTest®, Stanley® and Wolverine® product lines of work, outdoor and lifestyle boots and shoes, (ii) the Outdoor Group, focusing on the Sebago® and Merrell® product lines of performance and lifestyle footwear, (iii) Caterpillar Footwear, focusing on the CAT® product lines of work and lifestyle footwear, (iv) The Hush Puppies Company, focusing on the Hush Puppies® brand of comfortable casual and dress footwear and slippers, and (v) Other Branded Footwear, focusing on the design and manufacture of private label footwear. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, gloves, handbags and plush toys.

          The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 64 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to whom Wolverine distributes operate multiple storefront locations. The Company's products are distributed worldwide in over 140 markets through licensees and distributors.

          The Company, through its Wolverine Leathers Division, operates a tannery which is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. Pigskin leather tanned by the Company is used in a significant portion of the footwear marketed by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of shoes. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, performs skinning operations and purchases raw pigskins which it then cures and sells to outside customers for processing into pigskin leather products.

          For financial information regarding the Company, see the consolidated financial statements of the Company that are attached as Appendix A to this Form 10-K. The Company has one reportable segment,

Branded Footwear. The Branded Footwear segment is engaged in manufacturing, sourcing, marketing and distributing branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. The Company's Other Business units consist of its retail stores, apparel and accessory licensing, tannery and pigskin procurement operations. Financial information regarding the Company's business segments and financial information about geographic areas is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Form 10-K.

Branded Footwear.

          The Company sources and markets a broad range of footwear styles including shoes, boots, slippers, moccasins and sandals under many recognizable brand names including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches and plush toys, and Wolverine® brand apparel, gloves, watches and eyewear.

          The Company's five branded footwear operating units are described below.

          1.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, HyTest®, Harley-Davidson®, and Stanley® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 120 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor™ technologies continue the Company's tradition of comfortable work and industrial footwear. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines also incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes walking shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics, the Company's performance leathers and patented DuraShocks® technologies. In addition, the Wolverine® brand is licensed for use on apparel, eyewear, watches and gloves.

          Bates® Uniform Footwear. The Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, CoolTech® and other proprietary comfort technologies in the design of its military-style boots and oxfords including the Bates®, Enforcer Series® and Special Ops™ footwear lines. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and the militaries of several foreign countries to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division's products are also distributed through specialty retailers and catalogs.

          HyTest®. The HyTest® product line consists primarily of high-quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various specialty safety features into its product lines, including steel toe, composite toe, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company's occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

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

          2.          The Outdoor Group. The Outdoor Group, which includes Merrell® and Sebago® footwear, was established as a separate operating unit of the Company in November 2003, following the Company's acquisition of Sebago, Inc. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® product line also includes the "After-Sport" category, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in over 120 countries worldwide.

          The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear. Sebago® brand classic American footwear for men and women such as handsewn loafers and boat shoes have been manufactured and distributed since 1946. Highly recognized Sebago® line extensions include Docksides, Drysides and Campsides. The Sebago® product line is distributed in over 85 countries worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and "Americana" heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

          3.          Caterpillar Footwear. Caterpillar Footwear was established as a separate operating unit of the Company in October 2002. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with CAT® equipment enhances the reputation of its boots for quality, ruggedness and durability. CAT® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear. In addition, the Company also manufactures and markets CAT® and Marine Power® footwear, designed for industrial and recreational marine uses. CAT® footwear products target work and industrial users and active lifestyle users. CAT® footwear is marketed in over 120 countries worldwide.

          4.          The Hush Puppies Company. Over its 46-year heritage, the Hush Puppies® brand has been a pioneer of comfortable casual footwear. The diverse product line includes numerous styles for both dress and casual wear and utilizes comfort features, such as the Comfort Curve® sole, Float Fx®, patented Bounce® technology and lightweight Zero-g™ constructions. Hush Puppies® shoes and slippers are marketed to men, women and children in over 100 countries through department stores, catalogs, and independent retailers. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, watches and plush toys.

          5.          Other Branded Footwear. The Company designs and manufactures constructed slippers, aftersport footwear, moccasins and children's footwear on a private label basis according to customer specifications. The styling of the Company's footwear reflects consumer demand for the "rugged indoor" look by using natural leathers such as moosehide, shearling and suede in constructed slipper and indoor and outdoor moccasin designs. In addition to its traditional line of private label products, the Company has developed a College Clogs™ program for the sale of licensed collegiate slipper products.

Other Businesses.

          In addition to manufacturing, sourcing, marketing and distributing the Company's footwear products as reported in the Branded Footwear segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc., and (iii) operates 64 domestic retail footwear stores.

          1.          The Wolverine Leathers Division. The Wolverine Leathers Division produces pigskin leathers primarily for use in the footwear industry. Wolverine Leathers® brand products are primarily manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes these leathers offer superior performance and advantages over cowhide leathers. The Company's waterproof and stain resistant leathers are featured in many of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors. Wolverine performance leathers are also featured in certain outside brands of athletic and outdoor footwear.

          2.          Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          3.          Wolverine Retail. The Company operates 64 domestic retail shoe stores as of February 2004, consisting of 60 factory outlet stores under the Hush Puppies and FamilySM name, and four specialty stores under the Track 'N Trail® name. The Company expects to open at least six new Track 'N Trail® stores in 2004. With the exception of the possible expansion of the Track 'N Trail® concept, the Company expects the scope of its retail operations to remain relatively consistent in the foreseeable future. Most of the Company's 60 factory outlet stores carry a large selection of first quality Company branded footwear at discounted retail prices. The Track 'N Trail® stores feature Company brands such as Wolverine®, Merrell®, Hush Puppies®, CAT®, Sebago® and Harley-Davidson®. These stores also carry a selection of branded footwear from other manufacturers. The Company also operates the direct-to-customer retail websites described below.

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

Domestic Sales and Distribution.

          The Company uses a wide variety of distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses the following distribution strategies.

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

          In addition to its wholesale activities, the Company also operates domestic retail shoe stores as described above. The Company is developing various programs, both independently and with its retail customers, for the distribution of its products over the Internet and operates direct-to-customer sites at www.upfootgear.com, www.hytest.com, www.wolverinebootsandshoes.com, www.wolverine.com, www.trackandtrail.com, www.hushpuppies.com and www.catfootwear.com.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2003.

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

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's owned operations in Canada, the United Kingdom, Austria, France, Germany, the Netherlands, Belgium, Luxemburg, Spain and Switzerland and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Merrell Europe B.V., Merrell (Europe) Limited, Hush Puppies Canada Footwear, Ltd., and the Merrell Canada division. In addition, in January 2002, the Company established a new subsidiary to manage the CAT® footwear brand in the European market. This new subsidiary, Wolverine Europe Limited, purchased ongoing operations and assets of the European CAT® footwear business from Overland Group Limited of London, England. Wolverine Europe Limited will continue to coordinate and oversee support for other European markets served by independently-owned distributors. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of Company footwear bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CAT®, and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. In fiscal 2003, the Company's wholly-owned foreign operations, together with the Company's foreign licensees and distributors, sold an estimated 19.6 million pairs of footwear.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 73% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 88% are purchased or sourced from third parties, with the remainder produced at Company-owned facilities. Footwear produced by the Company is manufactured at Company-owned facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, and the Dominican Republic. For some of the Company-produced footwear, a "twin plant" concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic and Arkansas, and the technology intensive construction, or "bottoming," is performed at the Company's Michigan facilities.

          The Company's factories each have the flexibility to produce a variety of footwear, which departs from the industry's historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company currently produces slippers, military footwear and work, casual and dress casual footwear in its domestic and/or Dominican Republic facilities.

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

          The Company owns and operates a pigskin tannery through its Wolverine Leathers Division, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing pigskin leather using proprietary technology at prices below those available from other sources.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion®, DuraShocks®, Wolverine Compressor™, Hidden Tracks®, Bounce®, Comfort Curve®, HyTest®, Merrell®, Sebago®, and Track 'N Trail®. The Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the CAT® and Harley-Davidson® trademarks, and the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark, all pursuant to license arrangements with the respective trademark owners. The CAT®, Harley-Davidson®, and Stanley® licenses are long-term and extend for five or more years with conditional renewal options and are subject to early termination for breach. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers™.

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

Order Backlog.

          At March 13, 2004, the Company had a backlog of footwear orders of approximately $274 million compared with a backlog of approximately $233 million at March 8, 2003. Substantially all of the backlog relates to orders for products expected to be shipped in 2004. While orders in backlog are subject to cancellation by customers, the Company has not experienced significant cancellation of orders in the past. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Research and Development.

          In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to the development of new production techniques and to improving the function, performance, reliability and quality of its branded footwear and other products. The Company's continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University, for example, has led to specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies, that have been incorporated in the Company's footwear. While the Company continues to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

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

Employees.

          As of January 3, 2004, the Company had approximately 4,784 domestic and foreign production, office and sales employees. Approximately 634 employees were covered by four union contracts expiring at various dates through May 1, 2006. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company, including the Company's Code of Conduct & Compliance, Corporate Governance Guidelines, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter and Governance Committee Charter, is available at its website, http://www.wolverineworldwide.com. Printed copies of the documents listed above are available by writing to the Company at 9341 Courtland Drive, N.E., Rockford, MI 49351, Attention: Director of Investor Relations.

          The Company also makes available on or through its website, free of charge, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission ("SEC")) as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

Item 2.  Properties.

          The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company's manufacturing operations are primarily conducted at its owned pigskin tannery in Rockford, Michigan, and a combination of leased and owned footwear manufacturing facilities in Arkansas, Michigan and the Dominican Republic. The Company operates its warehousing operations primarily through owned warehouses in Rockford, Michigan, totaling approximately 475,000 square feet, a leased warehouse in Cedar Springs, Michigan, of approximately 362,000 square feet and a leased warehouse in Howard City, Michigan, of approximately 350,000 square feet.

          The Company also leases and owns various other offices and warehouses in the United States to meet its operational requirements. In addition, the Company's subsidiary, Hush Puppies Retail, Inc., operates retail stores through leases with various third-party landlords. International operations are conducted in Canada, the United Kingdom, and Europe through leased warehouses, offices and showrooms. The Company believes that its current facilities are suitable and adequate for its current needs.

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

Supplemental Item.  Executive Officers of the Registrant.

          The following table lists the names and ages of the Executive Officers of the Company as of January 3, 2004, and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer during the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company

Steven M. Duffy	51	Executive Vice President and President, Global Operations Group
V. Dean Estes	54	Vice President and President, Wolverine Footwear Group
Stephen L. Gulis, Jr.	46	Executive Vice President, Chief Financial Officer and Treasurer
Blake W. Krueger	50	Executive Vice President, Secretary, and President, Caterpillar Footwear
Timothy J. O'Donovan	58	Chief Executive Officer and President
Nicholas P. Ottenwess	41	Vice President of Finance and Corporate Controller
Robert J. Sedrowski	54	Vice President of Human Resources
James D. Zwiers	36	General Counsel and Assistant Secretary

          Steven M. Duffy has served the Company as Executive Vice President since April 1996 and is President of the Company's Global Operations Group. From 1993 to 1996 he served as Vice President. From 1989 to 1993 he served in various senior manufacturing positions.

          V. Dean Estes has served the Company as Vice President since 1995. Mr. Estes is also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe related businesses.

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

          Blake W. Krueger has served the Company as Executive Vice President, Secretary and President of Caterpillar Footwear since November 2003. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

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

          James D. Zwiers has served the Company as General Counsel and Assistant Secretary since December 2003. From January 1998 to December 2003 he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low sales prices on the New York Stock Exchange and dividends declared by calendar quarter for 2003 and 2002. The number of stockholders of record on March 1, 2004, was 1,597.

	2003		2002
Stock price	High	Low	High	Low
First quarter	$17.58	$14.29	$18.23	$14.00
Second quarter	19.30	16.05	19.25	15.80
Third quarter	21.00	18.52	17.72	12.55
Fourth quarter	21.59	19.50	17.24	13.42

Cash Dividends Declared Per Share:	2003	2002
First quarter	$.055	$.045
Second quarter	.055	.045
Third quarter	.055	.045
Fourth quarter	.055	.045

A quarterly dividend of $.065 per share was declared during the first quarter of fiscal 2004.

See Item 12 for information with respect to the Company's equity compensation plans.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)

	2003	2002	2001	2000	1999
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$888,926	$827,106	$720,066	$701,291	$665,576
Net earnings	51,716	47,912	45,240	10,690	32,380
Per share of common stock:
Basic net earnings(2)	$1.32	$1.19	$1.11	$.26	$.80
Diluted net earnings(2)	1.27	1.15	1.07	.26	.78
Cash dividends declared	.22	.18	.16	.14	.12
Financial Position at Year End
Total assets	$578,881	$531,994	$543,678	$494,568	$534,395
Long-term debt	59,923	72,915	90,848	92,194	139,201

Notes to Five-Year Operating and Financial Summary

1.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K. In particular, see the discussions of the fiscal 2000 $45.0 million realignment charge as discussed in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission ("SEC"), the $14.0 million realignment charge to exit the Company's Russian wholesale footwear operation as discussed in the Company's 1999 Form 10-K filed with the SEC and Note 11 - Business Acquisitions.

2.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
During 2003, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue grew 7.5% to $888.9 million, marking a fourth consecutive year of record performance. Earnings per share growth extended for a third consecutive year, improving 10.4% to $1.27 per share. The Company ended 2003 with $55.4 million in cash on hand and a debt balance at a seven-year low. It was also the fifth consecutive year of positive cash generation with cash from operations exceeding $102 million for 2003. Asset management programs contributed to reductions in year-end accounts receivable and inventory balances of 6.0% and 2.4%, respectively.

These results are being driven by the Company's strategic growth plan unveiled several years ago. This plan is focused on transforming Wolverine World Wide into the premier company in the non-athletic segment of the global footwear market. The key growth strategies of this plan include:

•

Establishing a stronger presence in Europe - European-based wholesale operations represented over 16% of the Company's 2003 revenue and accounted for nearly one-third of the year-over-year revenue increase.

•

Achieving product excellence from design through execution - The Company's product development process allows for more frequent introductions of tightly focused product collections to attract new customers by maintaining a fresh appearance at retail. This strategy also contributed to lower inventory levels and fewer overall style and size requirements. Improvements in the global supply chain have shortened lead times and improved product quality.

•

Securing new sources of growth - In November 2003, the Company strengthened its brand portfolio with the acquisition of Sebago®, which together with its Docksides® line, is recognized globally as a leader in performance marine and American-inspired handcrafted footwear. A stronger consumer-direct business is being built to showcase the Company's brands, including the rollout of 60 Merrell shop-in-shops in select, upper-tier retailers in the U.S. The Company is also testing a new retail concept for the outdoor enthusiast, Track 'N Trail®, in several Midwest locations.

•	Providing "Best in Class" service to our customers - Investments in business systems are helping to leverage customer service into a competitive advantage.
•

Building a strong team and company culture - The Company strengthened its global branded sales and marketing teams through the recruitment of several highly-skilled top managers and executives with solid industry track records.

Looking ahead, the Company is pursuing this strategic growth plan built on a foundation of the rigorous pursuit of product, marketing and service excellence with the goal of fueling the growth of the Company's portfolio of global brands. This plan is focused on creating stockholder value through the delivery of consistent revenue and earnings growth, improved operating leverage, effective asset utilization and strong cash generation. The three-year growth goals include:

•	Producing revenue growth averaging mid- to upper-single digits annually - The Company expects this growth to be generated through global expansion and market share gains from branded operations.
•

Generating earnings growth at approximately 1.5 times the rate of revenue growth - The Company expects to achieve this through gross margin expansion while controlling selling, general and administrative costs.

•

Driving the global growth of the Company's brands through investments in marketing and product development - Over the next three years, the Company plans to increase its investment in marketing at a rate faster than revenue growth by reinvesting a portion of margin gains into brand building activities.

The following is a discussion of the Company's results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated financial statements and notes.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Financial Summary - 2003 versus 2002
	2003		2002		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear	$809.7	91.1%	$746.2	90.2%	$63.5	8.5%
Other business units	79.2	8.9%	80.9	9.8%	(1.7)	(2.1%)
Total revenue	$888.9	100.0%	$827.1	100.0%	$61.8	7.5%

Gross margin
Branded Footwear	$297.2	36.7%	$262.5	35.2%	$34.7	13.2%
Other business units	29.4	37.1%	31.7	39.2%	2.3	(7.3%)
Total gross margin	$326.6	36.7%	$294.2	35.6%	$32.4	11.0%

Selling and administrative expenses	$246.7	27.7%	$217.2	26.3%	$29.5	13.6%
Interest expense	5.5	0.6%	6.5	0.8%	(1.0)	(15.3%)
Other income-net	0.7	0.1%	1.0	0.1%	(0.3)	(34.4%)
Earnings before income taxes and minority interest	75.1	8.5%	71.7	8.7%	3.4	4.9%
Net earnings	51.7	5.8%	47.9	5.8%	3.8	7.9%

Diluted earnings per share	$1.27		$1.15		$0.12	10.4%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded footwear. Within the Branded Footwear segment, the Company has identified five branded footwear operating units, consisting of the Wolverine Footwear Group (comprised of the Bates®, Hytest®, Harley-Davidson®, Stanley® and Wolverine® brands), the Outdoor Group (comprised of the Merrell® and Sebago® brands), CAT Footwear, The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Hush Puppies Retail, Apparel and Accessory Licensing, Wolverine Leathers and Wolverine Procurement. The following is supplemental information on revenue by the Branded Footwear operating units:

Revenue - Branded Footwear Operating Units
	2003		2002		Change
	$	%	$	%	$	%
(Millions of Dollars)
Wolverine Footwear Group	$299.6	33.7%	$283.5	34.3%	$16.1	5.7%
Outdoor Group	223.2	25.1%	180.0	21.8%	43.2	24.0%
CAT Footwear	106.9	12.0%	109.2	13.2%	(2.3)	(2.1%)
The Hush Puppies Company	137.9	15.5%	131.9	15.9%	6.0	4.6%
Other Branded Footwear	42.1	4.8%	41.6	5.0%	0.5	1.2%
Total Branded Footwear revenue	$809.7	91.1%	$746.2	90.2%	$63.5	8.5%

REVENUE
Revenue for 2003 increased $61.8 million over 2002. Increases in unit volume, changes in product mix and changes in selling price for the Branded Footwear operations as discussed below, contributed $44.8 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $15.6 million. The acquisition of Sebago added $3.1 million to revenue. These increases were offset by a $1.7 million decrease in other business units. Both domestic and international revenue increased, with international revenue accounting for 24.1% of total revenue.

The Wolverine Footwear Group's revenue increase was largely due to the success of the Bates and Harley-Davidson divisions. The Bates® brand improvements were driven by increased shipments of technical boot products to the U.S. Military and tactical ultra-light uniform footwear for the civilian uniform market. Revenue from Harley-Davidson® footwear improved due to expanded product offerings in the existing Harley-Davidson® dealerships, as well as new distribution channels. Wolverine® Boots and Shoes (including Hytest® and Stanley®) recognized an increase in units sold, but experienced a slight decline in revenue dollars per unit sold reflecting a continued shift in the marketplace to more moderately priced footwear.

The Outdoor Group reported its sixth consecutive year of double-digit revenue growth. The Merrell U.S. footwear business accounted for approximately half of the increase, with growth coming from the outdoor/sporting goods and department store distribution channels. The Merrell® European and Canadian wholesale businesses also contributed to the increase, due to the expansion of multi-sport and casual footwear product sales. Revenue from the Merrell International business increased with Italy, Japan, Argentina and Sweden/Finland each recognizing over a 100,000 pair increase from the prior year. Sebago®, which was purchased in November 2003, also contributed to the revenue increase for the Outdoor Group.

CAT Footwear's revenue decrease was due to lower sales in the CAT U.S. wholesale business primarily caused by a reduction in shipments of work and industrial product resulting from cautious inventory reorders by large national chain retailers. The CAT® international distributor business reported improved revenues, reflecting an increase in pairs sold in Canada, South Africa, Saudi Arabia, Mexico and the Pacific Rim. The CAT European business recognized an increase in revenue reflecting the impact of translating foreign denominated revenue to U.S. dollars.

The Hush Puppies Company's increase was generated primarily from the international divisions as a result of expanded retail distribution and higher royalty income from international licensees in the Pacific Rim and Europe. Within The Hush Puppies Company's foreign wholesale operations, Hush Puppies U.K. reported strong increases in revenue as a result of expanded distribution of its better grade products while Hush Puppies Canada revenue was up slightly for the year. Hush Puppies U.S. experienced a slight decrease in revenue as it continued to transition from lower priced, more mature products in favor of higher priced, better grade footwear aimed at a younger, more contemporary consumer.

Revenue for other branded footwear increased slightly due to higher shipments of slippers and other footwear to a key U.S. catalog retailer.

Within the Company's other business units, Hush Puppies Retail reported an increase in revenue as a result of same store revenue increases of 2.3% and new store openings. Wolverine Leathers and Wolverine Procurement recorded decreases in revenue due to reduced market demand for sueded leather used for footwear. Revenue for Apparel and Accessory Licensing increased due primarily to the expansion of Wolverine® branded rugged apparel.

As a result of increases in customer orders for future delivery, the Company ended 2003 with unshipped orders 19% above 2002 year-end levels. The purchase of Sebago® contributed 4% of the increase in unshipped orders.

GROSS MARGIN
The gross margin dollar and percentage increases for the Branded Footwear segment relate to the increased sales mix of the Company's lifestyle product offerings, fewer required markdowns on slow moving inventories and favorable foreign exchange rate changes. The gross margin percentage for the other business units decreased as a result of inefficiencies and overhead absorption losses experienced in the Wolverine Leathers operation due to reduced production levels. Hush Puppies Retail, Wolverine Procurement and Apparel and Accessory Licensing gross margin levels remained flat.

SELLING AND ADMINISTRATIVE EXPENSES
The increase in selling and administrative expenses includes planned increases of $7.3 million in pension expense, due to reductions in the market value of assets and interest rates used in the actuarial valuation, and $2.3 million in employee benefit costs. The impact of translating foreign denominated operating expense to U.S. dollars increased total expenses by $6.6 million (0.2%) in 2003. The remaining increase relates primarily to selling and distribution costs which are directly variable to the increase in revenue.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's 2003 effective income tax rate was 31.0% compared to 32.9% for 2002. This reduced effective tax rate reflects the overall profit mix from the Company's foreign entities and the impact of research and development tax credits recorded in 2003. The Company expects the research and development tax credit will have an ongoing positive benefit. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

Net earnings improved as a result of the changes discussed above. All of the Company's major Branded Footwear operations contributed to record results for the year and the Company's strategy of building a strong portfolio of global footwear brands continues to gain momentum.

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

Financial Summary - 2002 versus 2001
	2002		2001		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear	$746.2	90.2%	$644.8	89.5%	$101.4	15.7%
Other business units	80.9	9.8%	75.3	10.5%	5.6	7.5%
Total revenue	$827.1	100.0%	$720.1	100.0%	$107.0	14.9%

Gross margin
Branded Footwear	$262.5	35.2%	$229.5	35.6%	$33.0	14.4%
Other business units	31.7	39.2%	27.5	36.6%	4.2	15.1%
Total gross margin	$294.2	35.6%	$257.0	35.7%	$37.2	14.5%

Selling and administrative expenses	$217.2	26.3%	$182.2	25.3%	$35.0	19.2%
Interest expense	6.5	0.8%	6.7	0.9%	(0.2)	(4.1%)
Other income-net	1.0	0.1%	0.4	0.1%	(0.6)	142.7%
Earnings before income taxes and minority interest	71.7	8.7%	68.5	9.5%	3.2	4.5%
Net earnings	47.9	5.8%	45.2	6.3%	2.7	5.9%

Diluted earnings per share	$1.15		$1.07		$0.08	7.5%

The European acquisitions discussed in Note 11 to the consolidated financial statements increased 2002 revenue by 10%. Revenue for the Company's Branded Footwear businesses increased in 2002, of which 11.2% related to the European acquisitions. The Company's other business units also reported an increase in revenue in 2002. The following is supplemental information on revenue by the Branded Footwear operating units:

Revenue - Branded Footwear Operating Units
	2002		2001		Change
	$	%	$	%	$	%
(Millions of Dollars)
Wolverine Footwear Group	$283.5	34.3%	$286.0	39.7%	$(2.5)	(0.9%)
Outdoor Group	180.0	21.8%	135.0	18.7%	45.0	33.3%
CAT Footwear	109.2	13.2%	47.3	6.6%	61.9	130.8%
The Hush Puppies Company	131.9	15.9%	129.7	18.0%	2.2	1.7%
Other Branded Footwear	41.6	5.0%	46.8	6.5%	(5.2)	(11.1%)
Total Branded Footwear revenue	$746.2	90.2%	$644.8	89.5%	$101.4	15.7%

REVENUE
Within the Wolverine Footwear Group, Harley-Davidson Footwear reported double-digit revenue gains due to increased product demand from the Harley-Davidson® specialty retailer network and expanded distribution in the department store channel. Bates® also generated a double-digit increase in revenue as a result of fulfilling contractual orders from the Department of Defense and increased demand in the civilian sector. Wolverine® Boots and Shoes (including Hytest®) experienced a decline in revenue resulting from a planned exit and refocusing of underperforming product lines, a general softness in the industrial work boot market and a shift in product mix toward lower price point products. Stanley® Footgear reported a small reduction in revenue reflecting cautious inventory purchases made by its primary retail customer during the first three quarters of 2002.

In the Outdoor Group, Merrell Performance Footwear reported the fifth consecutive year of double-digit revenue growth. The Merrell U.S. footwear business accounted for approximately 70% of the increase as a result of strong consumer demand and the expansion of product offerings with existing footwear retailers. The Merrell international businesses accounted for the remaining increase, benefiting from the full year results of the 2001 Merrell Europe acquisition.

The CAT European business, which was acquired in January 2002, accounted for the increase in CAT Footwear. The CAT® Footwear wholesale business in the U.S. reported a decrease in revenue for the full year 2002. However, the CAT® U.S. business experienced a double-digit revenue increase in the second half of 2002 resulting from a new strategic brand plan focused on a younger lifestyle consumer. The CAT international distribution business reported decreased revenue, reflecting a reduction of pairs sold in Mexico, South America and the Pacific Rim.

The Hush Puppies Company reported an increase in revenue generated primarily from the Hush Puppies U.K. and Hush Puppies Canada wholesale operations as a result of expanded product distribution and heightened consumer demand. Hush Puppies International recorded an increase in revenue reflecting strong licensing results in Germany, Mexico and Australia. Hush Puppies U.S. reported a decline in revenue, as management continued to execute the repositioning of the brand's product line, distribution channels and identity. Management believes these initiatives are taking hold as Hush Puppies U.S. reported an increase in revenue for the second half of 2002 as compared to 2001.

Within other branded footwear, Wolverine Slippers' 2002 revenue decreased as a result of reduced retailer demand.

Within the Company's other business units, Hush Puppies Retail reported a slight increase in revenue. Wolverine Leathers recorded an increase in revenue related to improved demand for Wolverine Performance Leathers™ from both external branded footwear companies and third party contract manufacturers that produce footwear under the Company's branded labels. Wolverine Procurement reported a reduction in revenue. Revenue for Apparel and Accessory Licensing also increased slightly.

GROSS MARGIN
The overall margin decline in 2002 was primarily due to liquidating excess inventories as the Company refocused the product lines of its newly acquired European businesses. Excluding the European acquisitions, 2002 gross margins were 36.2% compared to 35.7% for 2001, a 50 basis point improvement, reflecting an improved mix of higher margin lifestyle products and improved margins from the Company's other business units. The gross margin percentage for the Branded Footwear businesses decreased primarily from the actions taken to liquidate excess inventory in the Company's newly acquired European businesses, as noted above. Excluding the European acquisitions, 2002 gross margins for the Branded Footwear businesses were 35.9% compared to 35.6% for 2001, a 30 basis point improvement, reflecting increased shipments of higher margin lifestyle products under the Merrell® and Harley-Davidson® brands. The gross margin percentage for the other business units improved primarily from increased volume and improved efficiencies from the Wolverine Leathers operations and improvements reported by the Apparel and Accessory Licensing division.

SELLING AND ADMINISTRATIVE EXPENSES
The dollar change in selling and administrative expenses includes increases of $19.8 million related to the acquired European entities, $2.8 million related to increased employee benefit costs and $4.0 million in additional pension expense. The remaining $8.4 million relates to variable costs associated with the revenue increase.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects a reduction in senior notes outstanding due to principal payments made during the year and lower average borrowings and interest rates under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

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

LIQUIDITY AND CAPITAL RESOURCES
	January 3,	December 28,	Change
	2004	2002	$	%
(Millions of Dollars)
Cash	$55.4	$27.1	$28.3	104.4%
Accounts receivable	146.9	156.3	(9.4)	(6.0%)
Inventories	164.9	169.0	(4.1)	(2.4%)
Accounts payable	26.3	29.5	(3.2)	(10.9%)
Other accrued liabilities	43.4	35.6	7.8	21.9%
Debt	59.9	72.9	(13.0)	(17.8%)

Cash provided by operating activities	102.2	88.3	13.9	15.3%
Additions to property, plant and equipment	16.0	13.9	2.1	15.4%
Depreciation and amortization	17.9	16.9	1.0	6.4%

The Company generated a record $102.2 million of cash from operating activities for the year. The number of days' sales outstanding was reduced by 7.6% and SKU (stock keeping unit) levels were reduced by 13.0%. These actions contributed to a $25.0 million reduction in accounts receivable and inventory excluding the $11.5 million of accounts receivable and inventory acquired with the Sebago business. Cash of $35.0 million was generated from working capital improvements in 2003.

The decrease in accounts payable was a result of reduced liabilities for sourced inventories due to inventory management programs. The increase in other accrued liabilities was primarily attributable to liabilities assumed in the Sebago® footwear acquisition in 2003, adjustments made for foreign currency forward exchange contracts, timing of various tax payments and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under revolving credit facilities at January 3, 2004 or December 28, 2002. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt was the result of annual principal payments on the Company's senior notes and lower borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $2.4 million and $8.4 million at the end of 2003 and 2002, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 12.2% in 2003 and 16.5% in 2002.

Assets held for exchange in the amount of $3.5 million represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable for a percentage of supplies purchased from certain vendors through 2005 with an option for a two-year extension. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $4.4 million have been utilized through January 3, 2004.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's qualified defined benefit pension plans increased $7.3 million ($0.12 per share) for 2003 when compared to 2002 due to market conditions and declining interest rates that adversely affected asset values of plan investments and the Company's estimated projected benefit obligation. The Company also recorded a net change of $22.5 million within the accumulated component of other comprehensive income in stockholders' equity in 2003 which reduced a portion of the previously recorded minimum pension liability. This adjustment had no impact on the net earnings or cash flows of the Company.

Applying the provisions of SFAS No. 87 and SFAS No. 132, the Company's qualified pension plans were underfunded by $2.4 million in 2003 and underfunded by $17.6 million in 2002. Under the Employee Retirement Income Security Act of 1974 (ERISA), the Wolverine Employees' Pension Plan (representing 91% of the Company's pension benefit obligation) had no minimum funding requirements. Discretionary cash contributions were made to the Wolverine Employees' Pension Plan totaling $8.9 million in 2003 and $2.1 million in 2002 to provide long-term stability to the plan. The Company also maintains three separate defined benefit pension plans for certain bargaining units and hourly employees (representing 9% of the Company's projected benefit obligation) which required funding of $0.6 million in 2003 and $0.1 million in 2002 under ERISA.

The Company's Board of Directors has approved three common stock repurchase programs each authorizing the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective dates listed below. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors.

Effective date	Shares repurchased in 2003	Market price of shares repurchased	Shares repurchased in 2002	Market price of shares repurchased	Cumulative shares repurchased	Market price of cumulative shares
December 9, 2003	-	$-	-	$-	-	$-
August 19, 2002	1,289,200	24,296,000	569,800	9,014,000	1,859,000	33,310,000
October 3, 2000	-	-	1,476,300	22,790,000	1,971,800	29,613,000

The Company declared dividends of $8.6 million in 2003, or $0.22 per share, which was a 22.2% increase over the $7.2 million, or $0.18 per share, declared in 2002. On February 19, 2004, the Company declared a quarterly cash dividend of $0.065 per share of common stock, an increase of 18.2% as compared to the same period of 2003. The quarterly dividend is payable on May 3, 2004, to stockholders of record on April 1, 2004.

On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18.1 million and assumed liabilities of approximately $2.0 million. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16.8 million, which consisted of $14.8 million paid in cash and a note payable for $2.0 million ($1.0 million due in both 2004 and 2005), resulting in goodwill of $0.7 million.

On January 16, 2002, the Company acquired, through a newly formed subsidiary, Wolverine Europe Limited, certain assets totaling $21.2 million and assumed certain liabilities of $8.5 million of the CAT European business from Overland Group Limited of London, England. Cash and other consideration paid totaled $27.8 million, resulting in goodwill of $15.1 million. On October 17, 2001, the Company acquired, through a newly formed subsidiary, Merrell Europe B.V., assets from certain European distributors for cash and other consideration of $2.2 million.

These acquisitions are discussed further in Note 11 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the consolidated financial statements.

REVENUE RECOGNITION
The Company's revenue consists of sales to customers, license fees and royalties. Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products utilizing the Company's trademarks and brand names is recognized as earned based on the completion of stated contractual terms.

The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken and analysis of credit memorandum activity. The actual amount of customer returns or allowances, which is uncertain, may differ from the Company's estimates. The Company would record either an increase or decrease to net sales in the period in which it determined an adjustment to be appropriate.

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company's expectations. Adjustments to these estimates may be required if the financial condition of the Company's customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period the Company made such a determination. At January 3, 2004 and December 28, 2002, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory using actual costs on a last-in, first-out (LIFO) basis for the majority of its inventory and a first-in, first-out (FIFO) basis for foreign, retail and certain other domestic inventories, less allowances to reflect the lower of cost or market. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company's cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company's cost of sales and inventory would be recorded in the period in which such determination was made.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and there was no impairment indicated for 2003 or 2002.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would result in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2003 or 2002.

On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and earnings by tax jurisdictions during the year. This continual estimation process periodically results in a change to the expected effective tax rate of the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of fixed-rate debt. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive gain (loss) until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, Canadian dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 3, 2004 and December 28, 2002, the Company had outstanding forward currency exchange contracts to purchase $37.9 million and $24.0 million, respectively, of various currencies (principally U. S. dollars) with maturities ranging up to 280 days.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currencies. Royalty revenue generated by the Company from third party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2004 and beyond.

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the years ended January 3, 2004 and December 28, 2002, the strengthening of foreign currencies increased the value of these investments in net assets by $10.9 million and $6.1 million, respectively. This gain resulted in cumulative foreign currency translation adjustments at January 3, 2004 and December 28, 2002 of $14.1 million and $3.1 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to effectively manage overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that is being amortized over the term of the senior notes. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

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

							2003		2002
	2004	2005	2006	2007	2008	There- after	Total	Fair Value	Total	Fair Value
(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed rate	$16.0	$11.8	$10.7	$10.7	$10.7	-	$59.9	$65.5	$72.9	$77.5
Average interest rate	6.8%	6.4%	6.5%	6.5%	6.5%	-	6.5%	-	6.7%	-

The Company has the following payments under contractual obligations due by period:
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(Thousands of Dollars)
Long-term debt	$59,857	$16,000	$22,429	$21,428	$-
Capital leases	66	20	36	10	-
Operating leases	48,651	9,007	14,642	9,458	15,544
Purchase obligations (1)	85,100	85,100	-	-	-
Deferred compensation	2,693	329	639	610	1,115
Pension (2)	1,009	1,009	-	-	-
SERP	11,665	579	1,158	1,158	8,770
Dividends declared	4,727	4,727	-	-	-
Minimum royalties	4,455	1,012	1,722	1,721	-
Minimum advertising	8,981	1,388	2,903	3,080	1,610
Total	$227,204	$119,171	$43,529	$37,465	$27,039

(1)Purchase obligations primarily relate to inventory and capital expenditure commitments.
(2)Pension obligations represent required funding obligations under government regulations.

Should additional funds be required, the Company had $174.4 million of additional borrowing capacity available under all of its existing credit facilities at January 3, 2004. The Company's additional borrowing capacity is summarized as follows:

		Expiration of Availability
	Total Commitments Available	Less than 1 Year	1 Year or Greater
(Millions of Dollars)
Revolving credit	$ 150.0	$ -	$ 150.0
Commercial letters of credit	20.8	20.8	-
Standby letters of credit	3.6	3.6	-

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.  Controls and Procedures.

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC. There was no change in the Company's internal control over financial reporting that occurred during the seventeen-week period ended January 3, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of four Board members who are independent under applicable regulations of the SEC and the New York Stock Exchange. The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that Mr. Kollat, Mr. Matthews and Mr. Parini are audit committee financial experts as defined by the SEC.

          The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Accounting and Finance Code of Ethics is available on the Company's website, www.wolverineworldwide.com. Any waiver from or amendment to the Accounting and Finance Code of Ethics will be disclosed on the Company's website.

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheadings "Nominees for Terms Expiring in 2007," "Continuing Directors - Terms Expiring in 2006," "Continuing Directors - Terms Expiring in 2005," and "Board Committees and Meetings-Audit Committee" in the definitive Proxy Statement of the Company dated March 12, 2004, is incorporated herein by reference.

          In addition to the directors discussed in the definitive Proxy Statement, the Company's Board of Directors currently includes Joseph Parini (age 72), who will retire at this year's annual meeting. His term was scheduled to expire at the annual meeting in 2006. Mr. Parini is retiring after 17 years of service as a director. Mr. Parini is Chairman of the Board and an officer of EFW, Inc., a designer and manufacturer of avionics systems for global markets, and has held that position since January 1997. He is also President and Chief Executive Officer of Intermet Systems, Inc., a manufacturer of weather instrumentation systems, and has held that position since January 1997. Mr. Parini was previously President and Chief Executive Officer of Elbit Systems, Inc., a designer, manufacturer and marketer of infrared, telecommunications and medical instrumentation, as well as defense products, from 1990 until 1996.

          The information regarding directors and executive officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 12, 2004, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.	Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheadings "Compensation of Directors" and "Board Committees and Meetings-Compensation Committee," under the caption "Related Matters" under the subheading "Compensation Committee Interlocks and Insider Participation," and under the captions "Executive Compensation" and "Employment Agreements and Termination of Employment and Change in Control Arrangements" in the definitive Proxy Statement of the Company dated March  12, 2004, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company dated March 12, 2004, is incorporated herein by reference.

          The following table provides information about the Company's equity compensation plans as of January 3, 2004:

Equity Compensation Plan Information
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,421,976	(2)(3)	$15.61	2,489,481	(4)

Equity compensation plans not approved by security holders	---		n/a	---

Total	4,421,976		$15.61	2,489,481

Notes to Equity Compensation Plan Information

1.

Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

2.

Includes 3,150,130 stock options awarded to employees under the 1988 Stock Option Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Stock Incentive Plan of 1999 and the Stock Incentive Plan of 2001, and 1,271,846 stock options awarded to non-employee directors under the currently effective Amended and Restated Directors' Stock Option Plan and the previous Amended and Restated Directors' Stock Option Plan initially adopted in 1988. Column (a) does not include stock units credited to outside directors' fee accounts or retirement accounts under the Outside Directors' Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director's fee account and retirement account under the Outside Directors' Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company's equity compensation plans.

3.	Of this amount, 906,392 options were not exercisable as of January 3, 2004, due to vesting restrictions.

4.

Comprised of: (i) 390,099 shares available for issuance to non-employee directors under the Amended and Restated Directors' Stock Option Plan, which only authorizes the award of stock option grants at pre-established limited levels as described in the plan (this number of shares is expected to be sufficient to make awards to directors for approximately six years); (ii) 391,138 shares available for issuance under the Outside Directors' Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (iii) 1,708,244 shares issuable under the various employee stock incentive plans. Of these total amounts available, the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right as of January 3, 2004:

•	Outside Directors' Deferred Compensation Plan: 391,138
•	1995 Stock Incentive Plan: 4,999
•	1997 Stock Incentive Plan: 2,583
•	Stock Incentive Plan of 1999: 39,934
•	Stock Incentive Plan of 2001: 360,728
•	Stock Incentive Plan of 2003: 195,000

The Outside Directors' Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Participation in the plan is voluntary. The plan allows participating directors to receive, in lieu of some or all directors' fees, a number of stock units equal to the amount of the deferred directors' fees divided by the fair market value of the Company's common stock on the date of payment of the next cash dividend on the Company's common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director's fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company's common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 391,138 shares issuable under the Outside Directors' Deferred Compensation Plan, 146,731 shares have been issued to a trust to satisfy the Company's obligations and are included in shares reported as issued and outstanding as of the record date.

The employee stock incentive plans listed above are equity-based incentive plans for officers and key employees. Those plans authorize awards of stock options, restricted common stock, common stock and, under certain plans, tax benefit rights. The Stock Incentive Plans of 2001 and 2003 specifically limit the number of shares that can be awarded as restricted or unrestricted common stock to 40% and 15%, respectively, of the shares authorized under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or outstanding shares of restricted or unrestricted stock previously issued under a plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because any such number of shares will again become available for issuance under the plan under which the option or stock was granted.

Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain loans under the caption "Executive Compensation," under the subheading "Stock Options," and the information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 12, 2004, are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company dated March 12, 2004, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended January 3, 2004, December 28, 2002, and December 29, 2001.

•	Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2004, December 28, 2002, and December 29, 2001.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2004, December 28, 2002, and December 29, 2001.

•	Notes to Consolidated Financial Statements as of January 3, 2004.

•	Report of Independent Auditors.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts of Continuing Operations.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

4.6

Third Amendment dated as of December 10, 2002, to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

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

4.13

Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

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

10.7

Stock Incentive Plan of 2003.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 24, 2003. Here incorporated by reference.

10.8

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.9	Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 2003. Here incorporated by reference.

10.10

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

10.18	Employees' Pension Plan (Restated as amended through December 19, 2003).*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

____________________________
*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Blake W. Krueger, Executive Vice President and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.

          Item 15(b).          Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this report:

Date	Items Reported	Financial Statements

October 1, 2003	Items 7, 12	None

November 4, 2003	Items 7, 9	None

December 12, 2003	Items 7, 9	None

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated March 16, 2004	By:	/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Geoffrey B. Bloom Geoffrey B. Bloom	Chairman of the Board of Directors	March 16, 2004

/s/ Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer, President (Principal Executive Officer) and Director	March 16, 2004

/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2004

/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2004

*/s/ Donald V. Fites Donald V. Fites	Director	March 16, 2004

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 16, 2004

*/s/ David T. Kollat David T. Kollat	Director	March 16, 2004

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 16, 2004

*/s/ Phillip D. Matthews Phillip D. Matthews	Director	March 16, 2004

*/s/ David P. Mehney David P. Mehney	Director	March 16, 2004

*/s/ Joseph A. Parini Joseph A. Parini	Director	March 16, 2004

*/s/ Elizabeth A. Sanders Elizabeth A. Sanders	Director	March 16, 2004

*/s/ Paul D. Schrage Paul D. Schrage	Director	March 16, 2004

*by /s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2004

APPENDIX A

Financial Statements

Consolidated Balance Sheets

	As of Fiscal Year End
	2003	2002
(Thousands of Dollars)
Assets
Current assets:
Cash and cash equivalents	$55,356	$27,078
Accounts receivable, less allowances (2003-$10,462; 2002-$10,191)	146,879	156,285
Inventories:

Finished products	143,127	146,229
Raw materials and work-in-process	21,777	22,769
	164,904	168,998
Deferred income taxes	6,528	2,992
Other current assets	12,969	9,290
Total current assets	386,636	364,643

Property, plant and equipment:
Land	1,080	1,104
Buildings and improvements	64,235	62,982
Machinery and equipment	128,954	123,499
Software	44,081	38,389
	238,350	225,974
Less accumulated depreciation	142,343	128,700
	96,007	97,274
Other assets:
Goodwill and other non-amortizable intangibles	42,130	33,288
Cash surrender value of life insurance	24,880	22,628
Prepaid pension costs	19,451	-
Assets held for exchange	3,539	4,719
Other	6,238	9,442
	96,238	70,077
Total assets	$578,881	$531,994

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$26,328	$29,542
Salaries, wages and other compensation	16,696	12,296
Income taxes	1,513	3,575
Taxes, other than income taxes	3,416	4,322
Other accrued expenses	21,793	15,412
Current maturities of long-term debt	16,020	15,030
Total current liabilities	85,766	80,177

Long-term debt, less current maturities	43,903	57,885
Deferred compensation	5,736	4,742
Accrued pension liability	-	19,870
Deferred income taxes	13,068	80
Minority interest	314	143

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares; issued, including treasury shares: 2003-46,662,593; 2002-45,839,831	46,663	45,840
Additional paid-in capital	101,706	90,994
Retained earnings	382,603	339,475
Accumulated other comprehensive income (loss)	8,540	(23,522)
Unearned compensation	(4,138)	(3,833)
Cost of shares in treasury: 2003-7,209,313 shares; 2002-5,869,429 shares	(105,280)	(79,857)
Total stockholders' equity	430,094	369,097
Total liabilities and stockholders' equity	$578,881	$531,994

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Fiscal Year
	2003	2002	2001
(Thousands of Dollars, Except Per Share Data)
Common Stock
Balance at beginning of the year	$45,840	$45,414	$44,785
Common stock issued under stock incentive plans
(2003-823,262 shares; 2002-426,543 shares;
2001-628,779 shares)	823	426	629
Balance at end of the year	46,663	45,840	45,414

Additional Paid-In Capital
Balance at beginning of the year	90,994	86,771	79,633
Amounts associated with common stock issued
under stock incentive plans:
Proceeds over par value	8,693	3,547	5,617
Income tax benefits	1,710	531	1,521
Issuance of treasury shares (2003-27,886 shares;
2002-142,894 shares)	51	409	-
Net change in employee notes receivable	258	(264)	-
Balance at end of the year	101,706	90,994	86,771

Retained Earnings
Balance at beginning of the year	339,475	298,755	260,158
Net earnings	51,716	47,912	45,240
Cash dividends (2003-$.22 per share;
2002-$.18 per share; 2001-$.16 per share)	(8,588)	(7,192)	(6,643)
Balance at end of the year	382,603	339,475	298,755

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	(23,522)	(4,109)	(2,532)
Foreign currency translation adjustments	10,922	6,101	(431)
Change in fair value of foreign exchange contracts, net of
taxes (2003-$730; 2002- $89)	(1,393)	(244)	-
Minimum pension liability adjustment, net of taxes
(2003- $11,608; 2002-$13,016; 2001-$592)	22,533	(25,270)	(1,146)
Balance at end of the year	8,540	(23,522)	(4,109)

Unearned Compensation
Balance at beginning of the year	(3,833)	(4,649)	(5,921)
Awards under restricted stock incentive plans	(2,488)	(2,037)	(2,107)
Compensation expense	2,183	2,853	3,379
Balance at end of the year	(4,138)	(3,833)	(4,649)

Cost of Shares in Treasury
Balance at beginning of the year	(79,857)	(48,030)	(38,885)
Common stock purchased for treasury
(2003-1,367,770 shares; 2002-2,154,335 shares;
2001-625,816 shares)	(25,656)	(33,626)	(9,145)
Issuance of treasury shares (2003-27,886;
2002-142,894 shares)	233	1,799	-
Balance at end of the year	(105,280)	(79,857)	(48,030)
Total stockholders' equity at end of the year	$430,094	$369,097	$374,152

Comprehensive Income
Net earnings	$51,716	$47,912	$45,240
Foreign currency translation adjustments	10,922	6,101	(431)
Change in fair value of foreign exchange contracts, net of taxes	(1,393)	(244)	-
Minimum pension liability adjustment, net of taxes	22,533	(25,270)	(1,146)
Total comprehensive income	$83,778	$28,499	$43,663

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year
	2003	2002	2001
(Thousands of Dollars, Except Per Share Data)

Revenue	$888,926	$827,106	$720,066

Cost and expenses:
Cost of products sold	562,338	532,878	463,030
Selling and administrative expenses	246,652	217,154	182,178
Interest expense	5,896	6,721	7,239
Interest income	(422)	(255)	(497)
Other income - net	(686)	(1,046)	(431)
	813,778	755,452	651,519
Earnings before income taxes and minority interest	75,148	71,654	68,547

Income taxes	23,262	23,599	23,307
Earnings before minority interest	51,886	48,055	45,240

Minority interest	170	143	-

Net earnings	$51,716	$47,912	$45,240

Net earnings per share:
Basic	$1.32	$1.19	$1.11
Diluted	1.27	1.15	1.07

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year
	2003	2002	2001
(Thousands of Dollars, Except Per Share Data)
Operating Activities
Net earnings	$51,716	$47,912	$45,240
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Depreciation	17,664	16,633	15,991
Amortization	283	227	1,630
Deferred income taxes (credit)	(902)	216	5,169
Other	(1,538)	2,668	(2,539)
Changes in operating assets and liabilities:
Accounts receivable	15,534	(5,879)	9,178
Inventories	17,069	24,884	(31,655)
Other operating assets	529	(1,076)	2,425
Accounts payable	(5,820)	(656)	7,450
Other operating liabilities	7,668	3,350	1,046
Net cash provided by operating activities	102,203	88,279	53,935

Investing Activities
Business acquisitions, net of cash acquired	(14,780)	(27,366)	(1,410)
Additions to property, plant and equipment	(16,015)	(13,875)	(11,298)
Other	58	607	235
Net cash used in investing activities	(30,737)	(40,634)	(12,473)

Financing Activities
Proceeds from short-term borrowings	-	-	6,706
Payments of short-term debt	-	(90)	(7,512)
Proceeds from long-term borrowings	66,194	94,215	113,972
Payments of long-term debt	(81,176)	(112,226)	(115,318)
Cash dividends	(8,588)	(7,192)	(6,643)
Purchase of common stock for treasury	(25,656)	(33,626)	(9,145)
Proceeds from shares issued under stock incentive plans	7,570	2,202	3,864
Net cash used in financing activities	(41,656)	(56,717)	(14,076)
Effect of foreign exchange rate changes	(1,532)	330	-
Increase (decrease) in cash and cash equivalents	28,278	(8,742)	27,386

Cash and cash equivalents at beginning of the year	27,078	35,820	8,434
Cash and cash equivalents at end of the year	$55,356	$27,078	$35,820

Other Cash Flow Information
Interest paid	$5,461	$6,633	$7,656
Net income taxes paid	22,725	18,201	7,854

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, rugged outdoor and work footwear, and constructed slippers and moccasins. The Company's global portfolio of owned and licensed brands includes: Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and an apparel and accessory licensing division to extend its owned brands into product categories beyond footwear.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 53-week period ended January 3, 2004 and the 52-week periods ended December 28, 2002 and December 29, 2001.

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

The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken and analysis of credit memorandum activity.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Adjustments to these estimates may be required if the financial condition of the

Notes to the Consolidated Financial Statements

Company's customers were to change. The Company does not require collateral or other security on trade accounts receivable.

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

Depreciation of plant, equipment and software is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements and from three to ten years for machinery and equipment and software.

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents and customer lists. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful life (periods ranging from two to fifteen years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $986,000 and $681,000 for 2003 and 2002, respectively and accumulated amortization of $694,000 and $417,000 for 2003 and 2002, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years succeeding 2003 is expected to approximate $200,000 annually.

The Company applied the rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 in 2001 would have resulted in an increase in net earnings of approximately $731,000 ($0.02 per share). The Company has performed the required impairment tests of goodwill during fiscal 2003 and 2002 and has determined that there was no impairment indicated for recorded goodwill and other non-amortizable intangibles.

The changes in the net carrying amount of goodwill and other non-amortizable intangibles for the years ended January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
(Thousands of Dollars)
Balance at beginning of year	$33,288	$15,267
Goodwill acquired	720	15,057
Other non-amortizable intangibles acquired	5,257	640
Purchase accounting adjustments	(614)	-
Foreign currency translation effects	3,479	2,324
Balance at end of the year	$42,130	$33,288

Notes to the Consolidated Financial Statements

ASSETS HELD FOR EXCHANGE
Assets held for exchange represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable for a percentage of supplies purchased from certain vendors through December 31, 2005 (with an option for a two year extension). The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for any variable interest entities entered into by the Company as of the end of the first quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.9% (4.2% in 2002 and 4.6% in 2001); dividend yield of 1.3% (1.1% in 2002 and 1.0% in 2001); expected market price volatility factor of 0.386 (0.420 in 2002 and 0.515 in 2001); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $4.95 in 2003, $5.48 in 2002 and $6.57 in 2001.

Notes to the Consolidated Financial Statements

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows:

	2003	2002	2001
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported	$51,716	$47,912	$45,240
Add: Total stock-based compensation expense included
in reported net income, net of related tax effects	143	9	166
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	3,273	3,020	5,092
Pro forma net earnings	$48,586	$44,901	$40,314

Net earnings per share:
Basic-as reported	$1.32	$1.19	$1.11
Basic-pro forma	1.24	1.12	.99
Diluted-as reported	1.27	1.15	1.07
Diluted-pro forma	1.19	1.08	.96

ADVERTISING COSTS
Advertising costs are expensed as incurred and totaled $35,254,000 in 2003, $33,584,000 in 2002 and $29,757,000 in 2001.

The Company provides sales incentives to retail customers in the form of a cooperative advertising program. Under this program, customers are reimbursed for Company approved advertising-related expenditures where the value to the Company is objectively verifiable. Cooperative advertising dollars are expensed by the Company as earned by customers These expenses are recorded within selling and administrative expenses.

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

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2003	2002	2001
Weighted average shares outstanding during the year	39,897,434	41,016,362	41,571,272
Adjustment for nonvested restricted common stock	(721,246)	(770,749)	(832,991)
Denominator for basic earnings per share	39,176,188	40,245,613	40,738,281
Effect of dilutive stock options	1,047,188	776,864	877,608
Adjustment for nonvested restricted common stock	497,562	533,130	543,117
Denominator for diluted earnings per share	40,720,938	41,555,607	42,159,006

Options to purchase 659,067 shares of common stock in 2003, 796,487 shares in 2002 and 712,187 shares in 2001 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

Notes to the Consolidated Financial Statements

FOREIGN CURRENCY
For the Company's international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses are included in the consolidated statements of operations and were not material.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt with a carrying value of $59,857,000 and a fair value of $65,465,000 at January 3, 2004 and a carrying value of $72,857,000 and a fair value of $77,479,000 at December 28, 2002, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 3, 2004 and December 28, 2002, foreign exchange contracts with a notional value of $37,902,000 and $24,000,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of January 3, 2004 and December 28, 2002, a liability of $2,270,000 and $333,000, respectively, has been recognized for the fair value of the foreign currency forward exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material in 2003 or 2002. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Ending accumulated other comprehensive income (loss) is as follows:

	2003	2002
(Thousands of Dollars)
Foreign currency translation adjustments	$14,060	$3,138
Foreign currency cash flow hedge adjustments, net of taxes
(2003 - $819; 2002 - $89)	(1,637)	(244)
Minimum pension liability adjustments, net of taxes
(2003 - $2,000; 2002 - $13,016)	(3,883)	(26,416)
Accumulated other comprehensive income (loss)	$8,540	$(23,522)

Notes to the Consolidated Financial Statements

RECLASSIFICATIONS
Certain amounts previously reported in 2002 and 2001 have been reclassified to conform with the presentation used in 2003.

2. Inventories
Inventories of $90,368,000 at January 3, 2004 and $85,509,000 at December 28, 2002 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,817,000 and $8,893,000 higher than reported at January 3, 2004 and December 28, 2002, respectively.

3. Debt
Long-term debt consists of the following obligations:
	2003	2002
(Thousands of Dollars)
6.5% senior notes payable	$53,571	$64,286
7.81% senior notes payable	4,286	8,571
Revolving credit obligations	-	-
Other	2,066	58
	59,923	72,915
Less current maturities	16,020	15,030
	$43,903	$57,885

The 6.5% unsecured senior notes payable require annual principal payments of $10,714,000 due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of interest of $2,200,000. This prepayment is being amortized over the remaining term of the notes using the effective interest method.

The 7.81% unsecured senior notes payable balance is due on August 15, 2004.

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

The Company had commercial letters of credit outstanding of $2,380,000 and $8,383,000 at January 3, 2004 and December 28, 2002, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of tangible net worth. At January 3, 2004, unrestricted retained earnings were $82,147,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt during the four years subsequent to 2004 are as follows: 2005-$11,734,000; 2006-$10,730,000; 2007-$10,721,000; 2008-$10,718,000.

Interest costs of $235,000 in 2003, $254,000 in 2002 and $427,000 in 2001 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018. At January 3, 2004, minimum rental payments due under all noncancelable leases are as follows: 2004-$9,007,000; 2005-$8,088,000; 2006-$6,554,000; 2007-$5,436,000; 2008-$4,022,000; thereafter-$15,544,000.

Notes to the Consolidated Financial Statements

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $11,614,000 in 2003, $11,011,000 in 2002 and $10,105,000 in 2001.

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

In the event that the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, right holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by certain 15% stockholders or the activities of an adverse person (as defined in the plan). The Company may redeem the rights for $.01 each at any time prior to a person being designated as an adverse person or fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 7, 2007. The Board of Directors can elect to exclude certain transactions from triggering the exercise of preferred stock rights and other actions under the plan.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and non-employee directors. Options granted are exercisable over no more than ten years and vest over various periods. All unexercised options are available for future grant upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at December 30, 2000	3,750,665	$13.49
Granted	900,229	15.47
Exercised	(643,035)	10.26
Cancelled	(26,595)	16.68
Outstanding at December 29, 2001	3,981,264	14.48
Granted	797,994	15.59
Exercised	(321,869)	10.87
Cancelled	(45,191)	15.85
Outstanding at December 28, 2002	4,412,198	14.89
Granted	805,334	16.21
Exercised	(751,500)	11.94
Cancelled	(44,056)	20.18
Outstanding at January 3, 2004	4,421,976	$15.61

Shares available for grant under the stock option plans were 2,098,343 at January 3, 2004, 1,610,881 at December 28, 2002 and 2,036,327 at December 29, 2001.

Notes to the Consolidated Financial Statements

The exercise prices of options outstanding at January 3, 2004 range from $1.73 to $30.56. A summary of stock options outstanding at January 3, 2004 by range of option price is as follows:

			Weighted-Average
	Number of Options		Option Price		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Contractual Life
Less than $10	481,091	481,091	$9.03	$9.03	3.7 years
$10 to $20	3,324,121	2,428,904	14.73	14.42	6.6 years
Greater than $20	616,764	605,589	25.46	25.58	3.3 years
	4,421,976	3,515,584	$15.61	$15.60	5.9 years

The number of options exercisable at December 28, 2002 and December 29, 2001 totaled 3,504,114 and 3,075,846, respectively.

The Company also has stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit the award upon certain terminations of employment in cases other than death, disability, retirement or consensual severance. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 162,400 in 2003, 161,700 in 2002 and 156,250 in 2001 were awarded under these plans. The weighted-average grant date fair value was $15.85 in 2003, $15.47 in 2002 and $15.11 in 2001 for the shares awarded. There were no awards cancelled in 2003, 18,224 awards cancelled in 2002 and 10,288 awards cancelled in 2001. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period.

6. Retirement Plans
The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employees' years of service and final average earnings (as defined in the plan), while the other plans provide benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $24,648,000 at January 3, 2004 and $22,428,000 at December 28, 2002 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all domestic employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes to the extent allowable under applicable regulations. The Company recognized expense for the money accumulation plan of $1,620,000 in 2003, $1,500,000 in 2002 and $1,400,000 in 2001. The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $662,000 in 2003, $506,000 in 2002 and $278,000 in 2001.

The Company uses a September 30 measurement date for its defined benefit plans.

Notes to the Consolidated Financial Statements

The following summarizes the status of and changes in the Company's pension assets and related obligations for its pension plans (which include the Company's defined benefit pension plans and the SERP) as of:

	September 30
	2003	2002
(Thousands of Dollars)
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$132,544	$119,337
Service cost pertaining to benefits earned during the year	3,243	4,435
Interest cost on projected benefit obligations	8,634	8,959
Effect of changes in actuarial assumptions	(401)	516
Actuarial losses	9,027	6,162
Benefits paid to plan participants	(6,561)	(6,865)
Projected benefit obligations at end of the year	$146,486	$132,544

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$102,486	$114,392
Actual net investment gain (loss)	22,195	(8,140)
Company contributions	9,734	3,099
Benefits paid to plan participants	(6,561)	(6,865)
Fair value of pension assets at end of the year	$127,854	$102,486

Funded status	$(18,632)	$(30,058)
Unrecognized prior service costs	3,879	5,229
Unrecognized net actuarial losses	41,465	48,952
Net amount recognized	$26,712	$24,123

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$37,578	$-
Accrued benefit cost	(18,887)	(20,762)
Intangible assets	2,138	4,862
Accumulated other comprehensive loss	5,883	40,023
Net amount recognized	$26,712	$24,123

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(18,632)	$(30,058)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation
of unfunded supplemental employee retirement plans	19,140	17,153
Net funded status of pension plans and SERP (supplemental)	$508	$(12,905)

The Company made contributions of $194,000 and $271,000 subsequent to the measurement date and before the fiscal year ended 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2003	2002
(Thousands of Dollars)
Projected benefit obligations	$27,805	$132,544
Accumulated benefit obligations	26,502	123,248
Fair value of plan assets	7,615	102,486

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $138,419,000 and $123,248,000 at September 30, 2003, and 2002, respectively.

Notes to the Consolidated Financial Statements

The following is a summary of net pension and SERP income (expense) recognized by the Company:

	2003	2002	2001
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(3,243)	$(4,435)	$(3,753)
Interest cost on projected benefit obligations	(8,634)	(8,959)	(8,457)
Expected return on pension assets	10,175	12,477	13,310
Net amortization gain (loss)	(5,491)	(1,010)	1,427
Special termination benefits	-	-	(174)
Net pension income (expense)	$(7,193)	$(1,927)	$2,353

Expense for qualified defined benefit pension plans was $6,014,000 in 2003, and pension income was $1,314,000 in 2002 and $5,440,000 in 2001.

	2003	2002

Weighted average assumptions used to determine benefit obligations at September 30:
Discount rate	6.11%	6.76%
Rate of compensation increase	3.50%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.76%	7.55%
Expected long-term rate of return on plan assets	8.90%	10.00%
Rate of compensation increase-qualified plans	3.50%	4.50%
Rate of compensation increase-SERP	3.85%	4.50%

Unrecognized net experience losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company's, utilizing historic returns for broad market and fixed income indices.

	2003	2002

Weighted average asset allocations at September 30 by asset category are as follows:

Equity securities	72.0%	65.0%
Debt instruments	23.0%	24.0%
Cash and money market investments	5.0%	11.0%
	100.0%	100.0%

The Company's investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.

Equity securities include shares of the Company's common stock in the amounts of $9,477,000 and $10,328,000 at September 30, 2003 and 2002, respectively. Dividends received on Company stock holdings were $134,000 in 2003, $120,000 in 2002 and $114,000 in 2001.

The Company expects to contribute $5,000,000 to its qualified defined benefit pension plans and $626,000 to the SERP in 2004.

Notes to the Consolidated Financial Statements

7. Income Taxes
The provisions for income taxes consist of the following:

	2003	2002	2001
(Thousands of Dollars)
Currently payable:
Federal	$19,818	$20,002	$17,147
State and foreign	4,346	3,381	991
Deferred (credit) expense	(902)	216	5,169
	$23,262	$23,599	$23,307

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2003	2002	2001
(Thousands of Dollars)
Income taxes at statutory rate	$26,302	$25,079	$23,991
State income taxes, net of federal income tax reduction	183	271	460
Nontaxable earnings of foreign affiliates	(1,605)	(1,674)	(1,518)
Research and development credits	(1,870)	-	-
Foreign earnings (losses) taxed at rates differing from
the U.S. statutory rate	718	121	(84)
Other	(466)	(198)	458
	$23,262	$23,599	$23,307

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2003 and 2002 are as follows:

	2003	2002
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$3,086	$1,611
Deferred compensation accruals	2,187	1,475
Future benefit of foreign net operating losses	254	650
Accrued pension costs	2,000	13,608
Other amounts not deductible until paid	5,906	5,110
Total deferred income tax assets	13,433	22,454

Deferred income tax liabilities:
Tax over book depreciation	(9,256)	(9,372)
Prepaid pension costs	(9,738)	(8,833)
Other	(979)	(1,337)
Total deferred income tax liabilities	(19,973)	(19,542)
Net deferred income tax assets (liabilities)	$(6,540)	$2,912

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($69,558,000 at January 3, 2004 and $59,374,000 at December 28, 2002) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

8. Litigation and Contingencies
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental

Notes to the Consolidated Financial Statements

remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company's liability is fixed. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material effect on the Company's consolidated financial position or future results of operations.

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

On July 17, 2003, the Company's 153 union tannery employees voted to strike as their existing contract expired. The strike ended on September 10, 2003, and on January 23, 2004, all complaints and suits related to the strike were settled by mutual agreement.

9. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distribution of branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear, to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consist of the Company's retail, apparel and accessory licensing, tannery and pigskin procurement operations. The Company operated 64 domestic retail stores at January 3, 2004 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability and total assets of the branded footwear and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

	2003
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$809,690	$79,236	$-	$888,926
Intersegment sales	27,288	2,471	-	29,759
Interest (income) expense - net	9,285	1,088	(4,899)	5,474
Depreciation expense	5,665	2,589	9,410	17,664
Earnings (loss) before income taxes
and minority interest	83,089	3,562	(11,503)	75,148
Assets	399,276	36,594	143,011	578,881
Additions to property, plant and equipment	6,225	3,359	6,431	16,015

Notes to the Consolidated Financial Statements

	2002
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$746,202	$80,904	$-	$827,106
Intersegment sales	24,814	3,099	-	27,913
Interest (income) expense - net	10,841	1,323	(5,698)	6,466
Depreciation expense	5,339	2,407	8,887	16,633
Earnings (loss) before income taxes
and minority interest	78,847	6,780	(13,973)	71,654
Assets	384,723	40,453	106,818	531,994
Additions to property, plant and equipment	8,732	1,700	3,443	13,875

	2001
	Branded Footwear	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$644,793	$75,273	$-	$720,066
Intersegment sales	19,599	4,632	-	24,231
Interest (income) expense - net	11,939	1,273	(6,470)	6,742
Depreciation expense	5,455	2,295	8,251	15,991
Earnings (loss) before income taxes	68,086	5,887	(5,426)	68,547
Assets	355,045	45,165	143,468	543,678
Additions to property, plant and equipment	2,001	3,553	5,744	11,298

Geographic information, based on shipping destination, related to revenue included in the consolidated statements of operations is as follows:

	2003	2002	2001
(Thousands of Dollars)
United States	$674,794	$644,647	$617,711
Foreign countries:
Europe	150,643	127,461	50,115
Canada	45,422	39,363	34,221
Central and South America	6,639	6,417	7,764
Asia	8,132	6,780	6,356
Middle East and Russia	3,296	2,438	3,899
	214,132	182,459	102,355
	$888,926	$827,106	$720,066

The Company's long-lived assets (primarily property, plant and equipment and intangible assets) are as follows:

	2003	2002	2001
(Thousands of Dollars)
United States	$155,365	$136,644	$155,731
Foreign countries:	36,880	32,005	13,144

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated revenue.

No product groups, other than footwear, account for more than 10% of consolidated revenue. Revenues derived from the sale and licensing of footwear accounted for 96% of revenue in 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements

Approximately 13% of the Company's employees are subject to bargaining unit contracts extending through various dates to 2006.

10. Quarterly Results of Operations (unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarter of 2003 includes 17 weeks and the fourth quarter of 2002 includes 16 weeks.

The Company's unaudited quarterly results of operations are as follows:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$191,485	$184,040	$230,571	$282,830
Gross margin	69,196	65,724	86,714	104,954
Net earnings	7,414	9,281	16,414	18,607
Net earnings per share:
Basic	$.19	$.24	$.42	$.47
Diluted	.18	.23	.40	.46

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$177,277	$169,276	$219,197	$261,356
Gross margin	62,102	61,621	78,018	92,487
Net earnings	6,403	9,099	15,342	17,068
Net earnings per share:
Basic	$.16	$.22	$.38	$.43
Diluted	.15	.21	.37	.42

Adjustments in the fourth quarter resulted in an increase in net earnings of $579,000 ($0.01 per share) in 2003 and were immaterial in 2002. These adjustments related primarily to inventories.

11. Business Acquisitions
On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18,046,000 and assumed liabilities of approximately $1,986,000. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16,780,000, which consisted of $14,780,000 paid in cash and a note payable for $2,000,000 ($1,000,000 due in both 2004 and 2005), resulting in goodwill of $720,000 after allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Future adjustments to the preliminary purchase price allocation will result in a corresponding adjustment to goodwill. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations since November 3, 2003 are included in the Company's consolidated statements of operations.

An independent valuation of the Sebago trademarks was performed as of the date of the acquisition which totaled $4,904,000. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's

Notes to the Consolidated Financial Statements

Branded Footwear segment. The majority of the goodwill is expected to be deductible for tax purposes. The other intangible assets have a weighted average useful life of approximately nine years.

The following table sets forth the unaudited pro forma information for the Company as if the Sebago acquisition had occurred as of the beginning of each year utilizing the Company's effective tax rate. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the acquisition been completed at the beginning of the periods presented or that may be achieved in the future. The unaudited pro forma financial information was derived from the annual financial statements of the acquired company and does not give effect to any operational synergies or integration costs that may occur as a result of or following the acquisition.

	2003	2002
(Thousands of Dollars, Except Per Share Data)
Revenue	$921,944	$865,469
Net earnings	53,460	49,732

Basic earnings per share	$1.36	$1.24
Diluted earnings per share	1.31	1.20

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago acquisition. In conjunction with the integration plan, the Company recorded additional liabilities of approximately $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include approximately $1,496,000 for severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and $296,000 related to exit costs for specific product lines of Sebago, Inc. At January 3, 2004, substantially all of the liabilities remained on the consolidated balance sheets.

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory, limited amortizable intangible assets and fixed assets totaling approximately $21,247,000 from Overland Group Limited of London, England and assumed liabilities of approximately $8,514,000. Cash and other consideration of $27,790,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, the Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Based on the information provided by Overland Group Limited, the Company's consolidated pro forma revenue for 2001, assuming the acquisition occurred at the beginning of 2001, would have included approximately $69.9 million from the acquired business for a total of $784.5 million. Consolidated pro forma revenue for 2002, assuming the transaction occurred at the beginning of the year, would not have been materially different from reported amounts. Consolidated pro forma net earnings for 2002 and 2001, assuming the transaction occurred at the beginning of these years, are not materially different from reported amounts.

In October 2001, the Company expanded its owned Merrell® operations in the United Kingdom to cover the additional countries of Austria, Belgium, France, Germany, Luxembourg, the Netherlands and Spain. A new subsidiary, Merrell® Europe BV, was formed to direct the operations in these additional countries. Assets consisting primarily of inventory and fixed assets totaling $1,272,000 were acquired from certain former Merrell® distributors for cash and the assumption of liabilities totaling $2,552,000. Goodwill of $1,280,000 was recognized as of the purchase date. Consolidated pro forma revenue and net earnings in 2001, assuming the transaction occurred at the beginning of that year, are not materially different from reported amounts.

Report of Independent Auditors

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 4, 2004

APPENDIX B

Schedule II

Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended January 3, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$8,974,000	$4,962,000		$4,604,000	(A)	$9,332,000
Allowance for cash discounts	1,217,000	12,632,000		12,719,000	(B)	1,130,000
Inventory valuation allowances	4,751,000	12,011,000		10,407,000	(C)	6,355,000
	$14,942,000	$29,605,000		$27,730,000		$16,817,000

Fiscal year ended December 28, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$6,548,000	$5,717,000		$3,291,000	(A)	$8,974,000
Allowance for cash discounts	834,000	11,081,000		10,698,000	(B)	1,217,000
Inventory valuation allowances	4,014,000	7,698,000		6,961,000	(C)	4,751,000
	$11,396,000	$24,496,000		$20,950,000		$14,942,000

Fiscal year ended December 29, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$5,036,000	$6,819,000		$5,307,000	(A)	$6,548,000
Allowance for cash discounts	1,111,000	8,028,000		8,305,000	(B)	834,000
Inventory valuation allowances	4,385,000	9,409,000		9,780,000	(C)	4,014,000
	$10,532,000	$24,256,000		$23,392,000		$11,396,000

(A)  Accounts charged off, net of recoveries.
(B)  Discounts given to customers.
(C)  Adjustment upon disposal of related inventories.

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
January 3, 2004

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

4.6

Third Amendment dated as of December 10, 2002, to the Rights Agreement dated as of April 17, 1997. Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

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

4.13

Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

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

10.7

Stock Incentive Plan of 2003.* Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 24, 2003. Here incorporated by reference.

10.8

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.9	Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 2003. Here incorporated by reference.

10.10

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

10.18	Employees' Pension Plan (Restated as amended through December 19, 2003).*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

____________________________
*Management contract or compensatory plan or arrangement.