Form 10-Q
period 2004-03-27
WOLVERINE WORLD WIDE INC /DE/
filed 2004-05-05
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 27, 2004

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

There were 47,272,931 shares of Common Stock, $1 par value, outstanding as of April 29, 2004, of which 7,513,735 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the impact and scope of the Merrell® shop-in-shop concept, the impact of research and development tax credits in 2004, estimated tax rates, and the use of excess cash flows, statements in Part 1, Item 2 regarding the overview, the Company's financial condition, liquidity and capital resources and statements in Part 1, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
 (Thousands of dollars)

	March 27, 2004 (Unaudited)	January 3, 2004 (Audited)	March 22, 2003 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,770	$55,356	$17,506
Accounts receivable, less allowances
March 27, 2004 - $11,919
January 3, 2004 - $10,462
March 22, 2003 - $10,848	168,670	146,879	165,681
Inventories:
Finished products	153,440	143,127	150,691
Raw materials and work in process	20,181	21,777	23,342
	173,621	164,904	174,033
Other current assets	23,437	19,497	11,643
TOTAL CURRENT ASSETS	402,498	386,636	368,863

PROPERTY, PLANT & EQUIPMENT
Gross cost	242,650	238,350	230,632
Less accumulated depreciation	(146,315)	(142,343)	(132,427)
	96,335	96,007	98,205
OTHER ASSETS
Goodwill and other non-amortizable intangibles	42,200	42,130	33,022
Other	54,819	54,108	37,705
	97,019	96,238	70,727

TOTAL ASSETS	$595,852	$578,881	$537,795

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
 (Thousands of dollars, except share data)

	March 27, 2004 (Unaudited)	January 3, 2004 (Audited)	March 22, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$-	$-	$391
Accounts payable	37,986	26,328	27,639
Accrued salaries and wages	10,628	16,696	10,523
Other accrued liabilities	32,328	26,722	24,543
Current maturities of long-term debt	16,020	16,020	15,030
TOTAL CURRENT LIABILITIES	96,962	85,766	78,126

Long-term debt (less current maturities)	43,898	43,903	67,256
Other non-current liabilities	18,281	18,804	24,547
Minority interest	331	314	170

STOCKHOLDERS' EQUITY
Common stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
March 27, 2004 - 47,122,683 shares
January 3, 2004 - 46,662,593 shares
March 22, 2003 - 46,102,477 shares	47,123	46,663	46,102
Additional paid-in capital	107,906	101,706	93,793
Retained earnings	392,376	382,603	344,710
Accumulated other comprehensive income (loss)	8,982	8,540	(24,450)
Unearned compensation	(7,733)	(4,138)	(5,792)
Cost of shares in treasury:
March 27, 2004 - 7,518,884 shares
January 3, 2004 - 7,209,313 shares
March 22, 2003 - 6,290,113 shares	(112,274)	(105,280)	(86,667)
TOTAL STOCKHOLDERS' EQUITY	436,380	430,094	367,696

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$595,852	$578,881	$537,795

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
 (Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 27, 2004	March 22, 2003

Revenue	$224,871	$191,485
Cost of products sold	139,430	122,289

GROSS MARGIN	85,441	69,196

Selling and administrative expenses	66,337	56,883
OPERATING INCOME	19,104	12,313

Other expenses (income):
Interest expense	1,049	1,383
Interest income	(111)	(107)
Other - net	72	16
	1,010	1,292
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	18,094	11,021
Income taxes	5,778	3,581

EARNINGS BEFORE MINORITY
INTEREST	12,316	7,440
Minority interest	(17)	(26)

NET EARNINGS	$12,299	$7,414

Net earnings per share:
Basic	$.32	$.19
Diluted	$.30	$.18

Cash dividends per share	$.065	$.055

Shares used for net earnings per share computation:
Basic	38,801,953	39,197,470
Diluted	40,555,706	40,219,539

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
 (Thousands of dollars, except share data)
(Unaudited)

March 27, 2004

COMMON STOCK
Balance at beginning of the year	$46,663
Common stock issued under stock incentive plans	460
Balance at end of the quarter	$47,123

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$101,706
Amounts associated with common stock issued under stock incentive plans	6,294
Issuance of treasury shares (2,227 shares)	14
Net change in notes receivable	(108)
Balance at end of the quarter	$107,906

RETAINED EARNINGS
Balance at beginning of the year	$382,603
Net earnings	12,299
Cash dividends	(2,526)
Balance at end of the quarter	$392,376

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$8,540
Foreign currency translation adjustments	283
Change in fair value of foreign exchange contracts, net of taxes	159
Balance at end of the quarter	$8,982

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,138)
Awards under restricted stock incentive plans	(4,322)
Compensation expense	727
Balance at end of the quarter	$(7,733)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(105,280)
Common stock repurchased for treasury (255,112 shares)	(5,837)
Common stock surrendered relating to stock incentive plans (52,232 shares)	(1,190)
Issuance of treasury shares (2,227 shares)	33
Balance at end of the quarter	$(112,274)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$436,380

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
 (Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 27, 2004	March 22, 2003

OPERATING ACTIVITIES
Net earnings	$12,299	$7,414
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,478	4,013
Amortization	199	236
Other	356	(307)
Changes in operating assets and liabilities:
Accounts receivable	(22,281)	(9,772)
Inventories	(9,364)	(4,773)
Other assets	(3,203)	(152)
Accounts payable and other accrued liabilities	9,210	(2,876)

Net cash used in operating activities	(8,306)	(6,217)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,854)	(4,950)
Other	58	16

Net cash used in investing activities	(4,796)	(4,934)

FINANCING ACTIVITIES
Proceeds from long-term debt	10,002	11,119
Payments of long-term debt	(10,006)	(1,513)
Net increase in short-term debt	-	399
Cash dividends	(2,526)	(2,179)
Purchase of common stock for treasury	(5,837)	(5,840)
Proceeds from shares issued under stock incentive plans	1,181	(375)

Net cash (used in) provided by financing activities	(7,186)	1,611
Effect of foreign exchange rate changes	1,702	(32)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,586)	(9,572)
Cash and cash equivalents at beginning of the period	55,356	27,078

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$36,770	$17,506

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 27, 2004 and March 22, 2003

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements.

Certain prior period amounts on the consolidated condensed balance sheets have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

The Company's business is subject to seasonal influences and has twelve weeks in each of the first three quarters and sixteen or seventeen weeks in the fourth quarter. Both factors can cause significant differences in revenue and earnings from quarter to quarter; however, the differences have followed a consistent pattern in previous years.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 27, 2004	March 22, 2003
Weighted average shares outstanding	39,535,604	39,958,127
Adjustment for nonvested restricted stock	(733,651)	(760,657)
Denominator for basic earnings per share	38,801,953	39,197,470
Effect of dilutive stock options	1,366,510	653,983
Adjustment for nonvested restricted stock	387,243	368,086
Denominator for diluted earnings per share	40,555,706	40,219,539

Options to purchase 806,562 shares of common stock at March 27, 2004 and 1,142,952 shares at March 22, 2003 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):
	March 27, 2004	January 3, 2004	March 22, 2003
Foreign currency translation adjustments	$14,343	$14,060	$2,210
Foreign currency cash flow hedge adjustments	(1,478)	(1,637)	(244)
Minimum pension liability adjustments, net of taxes	(3,883)	(3,883)	(26,416)
Accumulated other comprehensive income (loss)	$8,982	$8,540	$(24,450)

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 27, 2004 and March 22, 2003

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended
	March 27, 2004	March 22, 2003
Net earnings	$ 12,299	$ 7,414
Other comprehensive income (loss):
Foreign currency translation adjustments	283	(928)
Change in fair value of foreign currency exchange contracts, net of taxes	159	-
Comprehensive income	$ 12,741	$ 6,486

4.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distribution of branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes, performance outdoor footwear and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear and other licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 65 domestic retail stores at March 27, 2004 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended March 27, 2004

Revenue	$ 209,465	$ 15,406	-	$ 224,871
Intersegment revenue	7,555	404	-	7,959
Earnings (loss) before income taxes
and minority interest	22,282	(1,035)	$ (3,153)	18,094

	12 weeks ended March 22, 2003

Revenue	$ 177,212	$ 14,273	-	$ 191,485
Intersegment revenue	6,170	535	-	6,705
Earnings (loss) before income taxes
and minority interest	14,465	(427)	$ (3,017)	11,021

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 27, 2004 and March 22, 2003

5.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at March 27, 2004 with a carrying value of $57,857,400 and a fair value of $61,455,600, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 27, 2004. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 27, 2004 and March 22, 2003, foreign exchange contracts with a notional value of $31,010,000 and $30,800,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 251 days. These contracts have been designated as cash flow hedges. As of March 27, 2004 and March 22, 2003, liabilities of $1,082,000 and $333,000 have been recorded for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was approximately $672,000 for the quarter ended March 27, 2004 and was not material to the consolidated financial statements at March 22, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

6.  Stock-Based Compensation

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 year-to-date: risk-free interest rate of 3.0% (2.8% in 2003); dividend yield of 1.3% (1.4% in 2003); expected market price volatility factor of 0.36 (0.41 in 2003); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $6.73 and $5.07 for year-to-date 2004 and 2003, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 27, 2004 and March 22, 2003

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended
	March 27 2004	March 22 2003
Net earnings, as reported	$12,299	$7,414
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects	27	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	966	948
Pro forma net earnings	$11,360	$6,466

Net earnings per share:
Basic - as reported	$0.32	$0.19
Basic - pro forma	0.29	0.17

Diluted - as reported	0.30	0.18
Diluted - pro forma	0.28	0.16

7.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended
	March 27, 2004	March 22, 2003
Service cost pertaining to benefits
earned during the period	$(922)	$(736)
Interest cost on projected benefit obligations	(2,081)	(1,959)
Expected return on pension assets	2,756	2,308
Net amortization loss	(1,285)	(1,245)
Net pension expense	$(1,532)	$(1,632)

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
March 27, 2004 and March 22, 2003

and claims against the Company, management is currently of the opinion that their outcome will not have a material effect on the Company's consolidated financial position or future results of operations.

Pursuant to certain of the Company's lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify and reimburse the third parties for costs, including but not limited to adverse judgments in lawsuits and taxes and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payments are dependent on the occurrence of future unknown events.

9.  Business Acquisitions

On November 3, 2003, the Company acquired certain operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18,046,000 and assumed liabilities of approximately $1,986,000. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16,780,000, which consisted of $14,780,000 paid in cash and a note payable for $2,000,000 ($1,000,000 due in both 2004 and 2005), resulting in goodwill of $720,000 after allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Future adjustments to the preliminary purchase price allocation will result in a corresponding adjustment to goodwill. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations since November 3, 2003 are included in the Company's consolidated condensed statements of operations.

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago operation. In conjunction with the integration plan, the Company recorded additional liabilities of approximately $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include approximately $1,496,000 for severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and $296,000 related to exit costs for specific product lines of Sebago, Inc. At March 27, 2004, substantially all of the liabilities remain recorded on the consolidated condensed balance sheets.

10.  New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payments, which is a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard has been issued by the FASB. Pro forma earnings per share disclosures required by SFAS No. 123 are disclosed in Note 6.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
During the 2004 first quarter, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue grew 17.4% to $224.9 million from $191.5 million for the 2003 first quarter. Earnings per share during the 2004 first quarter grew to $0.30 per share compared to $0.18 per share reported for the same quarter last year, an increase of 66.7%, with positive earnings contributions from all of the Branded Footwear and Licensing operating units. The Company also realized significant gross margin improvement during the quarter which resulted from global synergies in the Merrell® business, repositioning efforts in the global Hush Puppies® wholesale businesses and the impact of the 2003 slipper business realignment. The balance sheet metrics continued to improve with the 2004 first quarter accounts receivable up only 1.8% and inventory levels relatively flat on a 17.4% increase in revenue over the same quarter last year. Additionally, the Company ended the first quarter of 2004 with $36.8 million in cash on hand and debt outstanding of $59.9 million.

These results are being driven by the Company's strategic growth plan as discussed in the Form 10-K for the fiscal year ended January 3, 2004. This plan is focused on transforming Wolverine World Wide, Inc. into the premier company in the non-athletic segment of the global footwear market. Achievements during the 2004 first quarter include:
•	A stronger presence in Europe

•

The European-based Branded Footwear and Licensing operations accounted for nearly one-third of the quarter-to-quarter revenue increase and represented over 20% of the Company's 2004 first quarter revenue.

•	Sources of revenue growth

•

The Sebago® business, acquired in November of 2003, added $9.8 million in revenue to the 2004 first quarter and produced a positive earnings contribution during this seasonally important, high volume shipping period for the brand.

•

Nineteen new Merrell® shop-in-shops were installed in the first quarter including the Company's first three in Europe. As of the end of the 2004 first quarter, a total of 79 shop-in-shops are in place. Sales during the first quarter to retailers with shops installed are up significantly.

•	Sources of earnings improvement

•

The efforts to refocus and streamline the slipper business had a positive impact on earnings as losses were reduced during the quarter, which is historically a very low volume period for slipper revenue.

•

Gross margins for the 2004 first quarter increased 190 basis points to 38.0%. This improvement relates to the increased sales mix of the Company's high margin lifestyle product offerings, benefits from favorable foreign exchange rate changes and improvements generated with the realignment in the slipper operations.

Looking ahead for the full year, the Company has solid momentum and is benefiting not only from a strong acceptance of innovative new products but also from good sell-throughs at retail and increases in backlog. Recognizing that Sebago® shipped a significant portion of their annual deliveries in the 2004 first quarter, the rate of growth for the remainder of 2004 is not expected to be as dramatic as that of the 2004 first quarter.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the 2004 first quarter. This section should be read in conjunction with the consolidated condensed financial statements and notes included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations - Comparison of the 12 Weeks Ended March 27, 2004 (2004 First Quarter) to the 12 Weeks Ended March 22, 2003 (2003 First Quarter)

 Financial Summary - 2004 First Quarter versus 2003 First Quarter

	2004		2003		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$209.5	93.1%	$177.2	92.5%	$32.3	18.2%
Other business units	15.4	6.9%	14.3	7.5%	1.1	7.9%
Total revenue	$224.9	100.0%	$191.5	100.0%	$33.4	17.4%

Gross margin
Branded Footwear and Licensing	$79.7	38.0%	$63.9	36.1%	$15.8	24.7%
Other business units	5.7	37.3%	5.3	36.9%	0.4	8.9%
Total gross margin	$85.4	38.0%	$69.2	36.1%	$16.2	23.5%

Selling and administrative expenses	$66.3	29.5%	$56.9	29.7%	$9.4	16.6%
Interest expense-net	0.9	0.4%	1.3	0.7%	(0.4)	(26.5%	)
Other income-net	0.1	0.0%	0.0	0.0%	0.1	-
Earnings before income taxes and minority interest	18.1	8.0%	11.0	5.8%	7.1	64.2%
Net earnings	12.3	5.5%	7.4	3.9%	4.9	65.9%

Diluted earnings per share	$0.30		$0.18		$0.12	66.7%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded products. Within the Branded Footwear and Licensing segment, the Company has identified five branded footwear and licensing operating units, consisting of the Wolverine Footwear Group (comprised of the Bates®, Hytest®, Harley-Davidson®, Stanley® and Wolverine® brands), the Outdoor Group (comprised of the Merrell® and Sebago® brands), CAT Footwear, The Hush Puppies Company, and Other Branded Products. The Company's other business units consist of Hush Puppies Retail, Wolverine Leathers and Wolverine Procurement. The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Revenue - Branded Footwear and Licensing Operating Units

	2004		2003		Change
	$	%	$	%	$	%
(Millions of Dollars)
Wolverine Footwear Group	$68.3	30.4%	$61.5	32.1%	$6.8	11.1%
Outdoor Group	77.7	34.6%	53.7	28.1%	24.0	44.7%
CAT Footwear	23.7	10.5%	23.7	12.4%	-	-
The Hush Puppies Company	37.9	16.9%	37.5	19.6%	0.4	1.1%
Other Branded Footwear and Licensing	1.9	0.7%	0.8	0.3%	1.1	127.9%
Total Branded Footwear and Licensing revenue	$209.5	93.1%	$177.2	92.5%	$32.3	18.2%

REVENUE
Revenue for the 2004 first quarter increased $33.4 million over the 2003 first quarter. Increases in unit volume, changes in product mix and changes in selling price for the Branded Footwear and Licensing operations, as discussed below, contributed $25.8 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $6.5 million for Branded Footwear and Licensing. The acquisition of Sebago® added $9.8 million to revenue of the Outdoor Group. The other business units contributed $1.1 million to the increase. Both domestic and international revenue increased, with international revenue accounting for 32.1% of total revenue in 2004 as compared to 28.2% in 2003.

The Wolverine Footwear Group's revenue increase was largely due to the success of the Bates® and Harley-Davidson® divisions. The Bates® brand improved with strong demand from both the military and civilian uniform accounts, along with several sporting goods accounts now carrying the Bates® product. Revenue from the Harley-Davidson® footwear brand improved due to strong reorders from the Harley-Davidson dealerships as well as the addition of new independent retail accounts. Wolverine® Boots and Shoes (including Hytest®) experienced an increase in revenue resulting from stronger demand in the safety and industrial sector of the market.

The Outdoor Group reported double-digit revenue growth for the 2004 first quarter. Sebago®, which was purchased in November 2003, accounted for approximately half of the increase. The Merrell® European and Canadian wholesale businesses both contributed to the increase, as a result of the expansion of multi-sport and casual footwear product sales in these markets. The Merrell U.S. footwear business also increased, with growth coming from the outdoor/sporting goods and department store distribution channels. Revenue from the Merrell® International business increased as a result of higher demand from distributors in Scandinavia, Russia and Italy.

CAT Footwear's revenue was flat for the 2004 first quarter compared with the 2003 first quarter. The CAT® U.S. wholesale business was up slightly as a result of increases in the industrial/work collection with large key accounts. The CAT® international distributor business reported improved revenue, reflecting an increase in demand in Russia, South Africa, Saudi Arabia and the Pacific Rim. The CAT® European business recognized a decrease in revenue reflecting slower sell-through of the spring/summer product line.

The Hush Puppies Company's revenue increase was driven by its international business growth of 10.4%, which was led by Hush Puppies U.K. This increase was offset by a low-single digit decrease in U.S. wholesale revenue and the impact of the realignment of the Hush Puppies® slipper product line. The decline in the U.S. business reflects the global repositioning of the brand's product and distribution strategy toward higher priced, better grade footwear aimed at a younger, more contemporary consumer.

Revenue for other branded products increased slightly in the 2004 first quarter due to lower returns of private label slippers and other footwear to a key U.S. catalog retailer.

Within the Company's other business units, Hush Puppies Retail reported an increase in revenue as a result of same store revenue increases of 4.9% and new store openings. Wolverine Leathers and Wolverine Procurement also recorded increases in revenue due to increased shipments of satin sueded products to existing customers along with new customer initiatives.

As a result of increases in customer orders for future delivery, the Company ended the 2004 first quarter with an order backlog 12.6% above 2003 first quarter levels. The purchase of Sebago® contributed 2.8% of this increase.

GROSS MARGIN
The gross margin dollar and percentage increases for the Branded Footwear and Licensing segment relate to the increased sales mix of the Company's high margin lifestyle product offerings, benefits from favorable foreign exchange rate changes and improvements generated with the realignment in the slipper operations. The gross margin percentage for the other business units increased due to a higher quality inventory mix for Hush Puppies Retail, which required lower markdowns. This improvement was offset by a decrease in margins for Wolverine Leathers and Wolverine Procurement.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $66.3 million for the 2004 first quarter increased $9.4 million from the 2003 first quarter level of $56.9 million and, as a percentage of revenue, decreased to 29.5% in 2004 compared to 29.7% in the 2003 first quarter. The impact of translating foreign denominated operating expense to U.S. dollars increased total expenses by $1.6 million (2.8%) in 2004. Other dollar increases relate primarily to selling costs, which are variable to the increase in revenue volume. These increases were offset by a reduction in global distribution costs.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's 2004 first quarter effective income tax rate was 32.0% compared to 32.5% for the 2003 first quarter. This reduced effective tax rate reflects the overall profit mix from the Company's foreign entities and the impact of research and development tax credits expected in 2004. The Company expects the research and development tax credits will have an ongoing positive effect. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

Net earnings improved as a result of the changes discussed above. All of the Company's major Branded Footwear and Licensing operations contributed to record results for the 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	March 27, 2004	January 3, 2004	March 22, 2003	January 3, 2004	March 22, 2003
(Millions of Dollars)
Cash	$36.8	$55.4	$17.5	$(18.6)	$19.3
Accounts receivable	168.7	146.9	165.7	21.8	3.0
Inventories	173.6	164.9	174.0	8.7	(0.4)
Accounts payable	38.0	26.3	27.6	11.7	10.4
Other accrued liabilities	43.0	43.4	35.1	(0.4)	7.9
Debt	59.9	59.9	82.7	-	(22.8)

Cash provided by (used in) operating activities	$(8.3)		$(6.2)
Additions to property, plant and equipment	4.9		5.0
Depreciation and amortization	4.7		4.2

Cash of $25.5 million was used to fund working capital investments in the 2004 first quarter compared to $16.9 million used in the 2003 first quarter. The balance sheet metrics continued to improve with the 2004 first quarter accounts receivable up only 1.8% and the number of days' sales outstanding reduced by 9.0%. Inventory levels remained relatively flat on a 17.4% increase in revenue over the same quarter last year, inventory turns improved 10.3% and SKU (stock keeping unit) levels were reduced by 10.6% for the 2004 first quarter. No single customer accounted for more than 5% of the outstanding accounts receivable balance at March 27, 2004.

The increase in accounts payable was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to liabilities assumed in the Sebago® footwear acquisition in November 2003, adjustments made for foreign currency forward exchange contracts, timing of various tax payments and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. No amount was outstanding under revolving credit facilities at March 27, 2004 and $9.4 million was outstanding at March 22, 2003. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the forseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt compared to March 22, 2003 balances was the result of annual principal payments on the Company's senior notes and lower borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $4.0 million and $5.1 million at March 27, 2004 and March 22, 2003, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 12.1% for the 2004 first quarter, 18.4% for the 2003 first quarter and 12.2% for the 2003 fiscal year.

Included in other assets are assets held for exchange in the amount of $3.3 million represent barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable for a percentage of supplies purchased from certain vendors through 2005 with an option for a two-year extension. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $4.6 million have been utilized through March 27, 2004.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's qualified defined benefit pension plans remained relatively flat for the 2004 first quarter when compared to the same period of 2003 due to market conditions and interest rates remaining fairly stable.

The Company's Board of Directors approved common stock repurchase programs on December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 255,112 shares ($5.8 million in market value) repurchased during the 2004 first quarter. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $2.5 million in the 2004 first quarter, or $.065 per share. This represents a 18.2% increase over the $.055 per share declared in the 2003 first quarter. The quarterly dividend is payable on May 3, 2004 to stockholders of record on April 1, 2004.

On November 3, 2003, the Company acquired certain operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18.1 million and assumed liabilities of approximately $2.0 million. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16.8 million, which consisted of $14.8 million paid in cash and a note payable for $2.0 million ($1.0 million due in both 2004 and 2005), resulting in goodwill of $0.7 million.

Critical Accounting Policies

The preparation of the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Mangement's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Management believes there have been no changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended January 3, 2004, is incorporated herein by reference.

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

The Company's market risk exposure is mainly comprised of its vulnerability to changes in foreign currency exchange rates and interest rates. Prevailing rates and rate relationships in the future will be primarily determined by market factors that are outside of the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on the Company's responsibility for such statements. For purposes of this item, "near term" means a period of time going forward up to one year from the date of the financial statements.

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, when accounting for derivative instruments. These provisions require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 27, 2004 and March 22, 2003, the Company had outstanding forward currency exchange contracts to purchase $31.0 million and $30.8 million, respectively, of various currencies (principally U. S. dollars) with maturities ranging up to 280 days.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currencies. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2004 and beyond.
ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting that occurred during the twelve-week period ended March 27, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2004 to January 31, 2004	-	$-	-	2,141,000
February 1, 2004 to February 28, 2004	224,512	22.81	224,512	1,916,488
February 29, 2004 to March 27, 2004	30,600	23.31	30,600	1,885,888
Total	255,112	$$22.87	255,112	1,885,888

1.

The Company's Board of Directors approved two common stock repurchase programs on December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:

Date	Items Reported	Financial Statements
February 4, 2004	Items 7, 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 5, 2004	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 5, 2004	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.