Form 10-Q
period 2004-06-19
WOLVERINE WORLD WIDE INC /DE/
filed 2004-07-29
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 19, 2004

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

There were 47,287,272 shares of Common Stock, $1 par value, outstanding as of July 21, 2004, of which 8,164,358 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the impact and scope of the Merrell® shop-in-shop concept, the impact of research and development tax credits, estimated tax rates, and the use of excess cash flows, statements in Part 1, Item 2 regarding the overview, the Company's financial condition, liquidity and capital resources and statements in Part 1, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; labor and power shortages in Chinese factories; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)
	June 19, 2004 (Unaudited)	January 3, 2004 (Audited)	June 14, 2003 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,560	$55,356	$40,114
Accounts receivable, less allowances
June 19, 2004 - $9,887
January 3, 2004 - $10,462
June 14, 2003 - $10,322	140,907	146,879	152,411
Inventories:
Finished products	155,796	143,127	149,820
Raw materials and work in process	17,908	21,777	22,173
	173,704	164,904	171,993

Other current assets	27,610	19,497	13,358
TOTAL CURRENT ASSETS	405,781	386,636	377,876

PROPERTY, PLANT AND EQUIPMENT
Gross cost	244,895	238,350	232,024
Less accumulated depreciation	149,319	142,343	134,533
	95,576	96,007	97,491
OTHER ASSETS
Goodwill and other non-amortizable intangibles	42,484	42,130	34,654
Prepaid pension costs	20,767	19,451	-
Other	33,986	34,657	38,179
	97,237	96,238	72,833

TOTAL ASSETS	$598,594	$578,881	$548,200

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)
	June 19, 2004 (Unaudited)	January 3, 2004 (Audited)	June 14, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$-	$-	$724
Accounts payable	37,626	26,328	29,456
Accrued salaries and wages	13,507	16,696	10,031
Other accrued liabilities	35,373	26,722	28,194
Current maturities of long-term debt	16,020	16,020	15,030
TOTAL CURRENT LIABILITIES	102,526	85,766	83,435

Long-term debt (less current maturities)	43,895	43,903	58,563

Deferred compensation	5,685	5,736	5,098
Accrued pension liability	-	-	19,609
Deferred income taxes	13,068	13,068	80
Minority interest	298	314	180

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
June 19, 2004 - 47,279,322 shares
January 3, 2004 - 46,662,593 shares
June 14, 2003 - 46,299,860 shares	47,279	46,663	46,300
Additional paid-in capital	108,989	101,706	95,826
Retained earnings	400,872	382,603	351,873
Accumulated other comprehensive income (loss)	10,460	8,540	(19,437)
Unearned compensation	(6,922)	(4,138)	(5,273)
Cost of shares in treasury:
June 19, 2004 - 8,096,058 shares
January 3, 2004 - 7,209,313 shares
June 14, 2003 - 6,360,631 shares	(127,556)	(105,280)	(88,054)
TOTAL STOCKHOLDERS' EQUITY	433,122	430,094	381,235

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$598,594	$578,881	$548,200

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003

Revenue	$198,774	$184,040	$423,644	$375,525
Cost of products sold	123,260	118,316	262,691	240,605

GROSS MARGIN	75,514	65,724	160,953	134,920

Selling and administrative expenses	58,316	50,822	124,651	107,705
OPERATING INCOME	17,198	14,902	36,302	27,215

Other expenses/(income):
Interest expense	994	1,372	2,043	2,755
Interest income	(103)	(100)	(215)	(207)
Other - net	175	(120)	247	(104)
	1,066	1,152	2,075	2,444
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	16,132	13,750	34,227	24,771
Income taxes	5,181	4,458	10,959	8,039

EARNINGS BEFORE MINORITY
INTEREST	10,951	9,292	23,268	16,732
Minority interest	(34)	11	(16)	37

NET EARNINGS	$10,985	$9,281	$23,284	$16,695

Net earnings per share:
Basic	$.28	$.24	$.60	$.43
Diluted	$.27	$.23	$.57	$.41

Cash dividends per share	$.065	$.055	$.130	$.110

Shares used for net earnings per share
computation:
Basic	38,736,687	39,158,494	38,769,320	39,177,982
Diluted	40,796,979	40,557,067	40,695,158	40,422,165

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)
June 19, 2004

COMMON STOCK
Balance at beginning of the year	$46,663
Common stock issued under stock incentive plans	616
Balance at end of the period	$47,279

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$101,706
Amounts associated with common stock issued under stock incentive plans	7,411
Issuance of treasury shares (4,817 shares)	45
Net change in notes receivable	(173)
Balance at end of the period	$108,989

RETAINED EARNINGS
Balance at beginning of the year	$382,603
Net earnings	23,284
Cash dividends	(5,015)
Balance at end of the period	$400,872

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$8,540
Foreign currency translation adjustments	1,194
Change in fair value of foreign exchange contracts, net of taxes	726
Balance at end of the period	$10,460

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,138)
Awards under restricted stock incentive plans	(4,114)
Compensation expense	1,330
Balance at end of the period	$(6,922)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(105,280)
Common stock repurchased for treasury (840,212 shares)	(21,144)
Common stock surrendered related to stock incentive plans (51,350 shares)	(1,203)
Issuance of treasury shares (4,817 shares)	71
Balance at end of the period	$(127,556)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE PERIOD	$433,122

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 19, 2004	June 14, 2003

OPERATING ACTIVITIES
Net earnings	$23,284	$16,695
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,830	7,955
Amortization	97	359
Other	3,095	656
Changes in operating assets and liabilities:
Accounts receivable	4,535	6,528
Inventories	(9,891)	36
Other assets	(6,488)	(1,656)
Accounts payable and other accrued liabilities	14,595	(448)

Net cash provided by operating activities	38,057	30,125

INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,812)	(8,671)
Other	(463)	(706)

Net cash used in investing activities	(9,275)	(9,377)

FINANCING ACTIVITIES
Proceeds from long-term debt	20,622	19,637
Payments of long-term debt	(20,630)	(18,986)
Net increase in short-term debt	-	641
Cash dividends	(5,015)	(4,297)
Purchase of common stock for treasury	(22,347)	(8,197)
Proceeds from shares issued under stock incentive plans	3,856	2,767

Net cash used in financing activities	(23,514)	(8,435)
Effect of foreign exchange rate changes	2,936	723

INCREASE IN CASH AND CASH EQUIVALENTS	8,204	13,036
Cash and cash equivalents at beginning of the period	55,356	27,078

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$63,560	$40,114

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 19, 2004 and June 14, 2003

1.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements.

Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products bearing the Company's trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.

The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken and analysis of credit memorandum activity.

Cost of products sold for the Company's operations include the actual product costs, including inbound freight charges, purchasing and receiving costs, inspection costs, and internal transfer costs. Warehousing costs are included in selling and administrative expenses.

All significant accounting policies are described in Footnote 1 of Wolverine World Wide's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

2.  Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Weighted average shares outstanding	39,458,904	39,874,540	39,497,254	39,916,333
Adjustment for nonvested restricted stock	(722,217)	(716,046)	(727,934)	(738,351)
Denominator for basic earnings per share	38,736,687	39,158,494	38,769,320	39,177,982
Effect of dilutive stock options	1,607,429	980,986	1,486,363	821,403
Adjustment for nonvested restricted stock	452,863	417,587	439,475	422,780
Denominator for diluted earnings per share	40,796,979	40,557,067	40,695,158	40,422,165

Options to purchase 347,313 and 454,947 shares of common stock for the 12 and 24 weeks ended June 19, 2004 and 787,901 and 816,571 shares for the 12 and 24 weeks ended June 14, 2003 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, were anti-dilutive.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 19, 2004 and June 14, 2003

3.  Goodwill and other non-amortizable intangibles

The changes in the net carrying amount of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at June 14, 2003	$31,679	$2,975	$34,654
Intangibles acquired	820	4,764	5,584
Purchase accounting adjustments	(614)	-	(614)
Foreign currency translation effects	2,506	-	2,506
Balance at January 3, 2004	34,391	7,739	42,130
Intangibles acquired	-	50	50
Purchase accounting adjustments	(169)	-	(169)
Foreign currency translation effects	473	-	473
Balance at June 19, 2004	$34,695	$7,789	$42,484

4. Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):
	June 19, 2004	January 3, 2004	June 14, 2003
Foreign currency translation adjustments	$15,254	$14,060	$8,005
Foreign currency cash flow hedge adjustments	(911)	(1,637)	(1,026)
Minimum pension liability adjustments, net of taxes	(3,883)	(3,883)	(26,416)
Accumulated other comprehensive income (loss)	$10,460	$8,540	$(19,437)

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Net earnings	$10,985	$9,281	$23,284	$16,695
Other comprehensive income (loss):
Foreign currency translation adjustments	911	5,796	1,194	4,867
Change in fair value of foreign currency exchange contracts, net of taxes	567	(782)	726	(782)
Comprehensive income	$12,463	$14,295	$25,204	$20,780

5.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distribution of branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes, performance outdoor footwear and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 19, 2004 and June 14, 2003

footwear and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 67 domestic retail stores and three consumer direct internet sites at June 19, 2004 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):

	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended June 19, 2004

Revenue from external customers	$175,965	$22,809	$-	$198,774
Intersegment revenue	5,611	650	-	6,261
Earnings (loss) before income taxes
and minority interest	16,458	1,880	(2,206)	16,132

	24 weeks ended June 19, 2004

Revenue from external customers	$385,429	$38,215	$-	$423,644
Intersegment revenue	13,167	1,053	-	14,220
Earnings (loss) before income taxes
and minority interest	38,740	845	(5,358)	34,227

	12 weeks ended June 14, 2003

Revenue from external customers	$163,792	$20,248	$-	$184,040
Intersegment revenue	4,531	560	-	5,091
Earnings (loss) before income taxes
and minority interest	12,837	1,485	(572)	13,750

	24 weeks ended June 14, 2003

Revenue from external customers	$341,640	$33,885	$-	$375,525
Intersegment revenue	10,701	1,095	-	11,796
Earnings (loss) before income taxes
and minority interest	27,373	587	(3,189)	24,771

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 19, 2004 and June 14, 2003

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at June 19, 2004 with a carrying value of $57,857,400 and a fair value of $60,317,100, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 19, 2004. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 19, 2004 and June 14, 2003, foreign exchange contracts with a notional value of $24,607,000 and $27,251,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of June 19, 2004 and June 14, 2003, liabilities of $428,000 and $1,388,000 have been recorded for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was approximately $87,000 and $759,000 for the second quarter and first two quarters ended June 19, 2004, respectively and was not material to the consolidated financial statements at June 14, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or are terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans because the alternative fair value accounting provided under SFAS No.123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not specifically developed for valuing the types of stock incentives maintained by the Company. Under APB Opinion No. 25, compensation expense would be recognized if the market price of the stock underlying an award on the date of grant exceeds any related exercise price.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first two quarters of 2004: risk-free interest rate of 3.2% (2.8% in 2003); dividend yield of 1.2% (1.3% in 2003); expected market price volatility factor of 0.36 (0.40 in 2003); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $6.96 and $5.09 for the first two quarters of 2004 and 2003, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 19, 2004 and June 14, 2003

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Net earnings, as reported	$10,985	$9,281	$23,284	$16,695
Add: Total stock-based employee
compensation expense included
in reported net income, net of related
tax effects	-	-	27	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	1,249	852	2,113	1,623
Pro forma net earnings	$9,736	$8,429	$21,198	$15,072

Net earnings per share:
Basic - as reported	$0.28	$0.24	$0.60	$0.43
Basic - pro forma	0.25	0.22	0.55	0.38

Diluted - as reported	0.27	0.23	0.57	0.41
Diluted - pro forma	0.24	0.21	0.52	0.37

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Service cost pertaining to benefits
earned during the period	$(922)	$(736)	$(1,844)	$(1,472)
Interest cost on projected benefit obligations	(2,081)	(1,959)	(4,162)	(3,918)
Expected return on pension assets	2,756	2,308	5,512	4,616
Net amortization loss	(1,285)	(1,245)	(2,570)	(2,490)
Net pension expense	$(1,532)	$(1,632)	$(3,064)	$(3,264)

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
June 19, 2004 and June 14, 2003

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows:
	2004	2005	2006	2007	2008	Thereafter
Minimum royalties	$1,012	$911	$811	$844	$877	$-

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1,418,000 and $1,131,000 for the first two quarters of 2004 and 2003, respectively.

The terms of certain license agreements also require advertising expensitures, based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totalled $994,000 and $1,260,000 for the first two quarters of 2004 and 2003, respectively.

10.  Business Acquisitions

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

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago operation. In conjunction with the integration plan, the Company recorded additional liabilities of approximately $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include approximately $1,496,000 for severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and $296,000 related to exit costs for specific product lines of Sebago, Inc. At June 19, 2004, approximately $842,000 of the liabilities remained recorded on the consolidated condensed balance sheets.

The following table is a summary of the activity in the reserves by category:

	Employee Severance	Exit Costs	Total
Amounts recognized as changes in 2004 and accrued at January 3, 2004	$1,496	$296	$1,792
Payments	(951)	-	(951)
Balance at June 19, 2004	$546	$296	$842

11.  New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payments, which is a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard has been issued by the FASB. Pro forma earnings per share disclosures required by SFAS No. 123 are disclosed in Note 7.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
During the second quarter of 2004, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue totaled $198.8 million, an 8.0% increase over second quarter 2003 revenue of $184.0 million. Earnings per share for the second quarter of 2004 were $0.27 compared to $0.23 reported for the second quarter of 2003, an increase of 17.4%. Revenue for the first two quarters of 2004 grew 12.8% to $423.6 million from $375.5 million for the same period of 2003. Earnings per share during the first two quarters of 2004 grew to $0.57 per share compared to $0.41 per share reported for the same period last year, an increase of 39.0%.

The revenue growth for the first two quarters of 2004 was led by the Outdoor Group as the global Merrell® business reported strong shipments and the recent acquisition of Sebago® added to the consolidated revenue increase. The product and distribution channel repositioning efforts in the global Hush Puppies® wholesale businesses also contributed to the quarterly gain. The Wolverine Footwear Group experienced an increase in shipments, which was driven by strong demand for military product. Retail and Wolverine Leathers also generated revenue growth. These increases were partially offset by reduced shipments in the CAT European operation.

The Company achieved margin expansion resulting in strong earnings growth. Gross margin for the first two quarters of 2004 increased 210 basis points to 38.0%. This improvement related to a heavier weighting in shipments of the Company's high-margin lifestyle products, improvements generated from actions taken in 2003 to realign the slipper operation, the closure of the Mexican manufacturing facility in 2003 and benefits from favorable foreign exchange rate changes on international wholesale operations.

The balance sheet metrics continued to improve during the second quarter of 2004 when compared to 2003. Accounts receivable were down 7.5% and inventory levels were up slightly despite a significant increase in revenue over the same period last year. Additionally, the Company ended the second quarter of 2004 with $63.6 million in cash on hand and debt outstanding of $59.9 million.

The Company's strategic growth plan, as discussed in the Form 10-K for the fiscal year ended January 3, 2004, is focused on making Wolverine World Wide, Inc. the premier company in the non-athletic segment of the global footwear market. Achievements during the first two quarters of 2004 include:

•	An increased presence in Europe-The European-based Branded Footwear and Licensing operations recorded a 17.8% revenue increase in the first two quarters of 2004.

•

Achieving product excellence from design through execution-The Company has invested in new product initiatives which include the Merrell® "Continuum" collection, CAT® i-Technology, an entirely new spring 2005 Sebago® collection and an upgraded U.S. Hush Puppies® product offering.

•

Additional sources of revenue growth-The Sebago® business, acquired in November of 2003, added to the revenue growth for the first two quarters of 2004 and produced a positive earnings contribution. Forty new Merrell® shop-in-shops were installed, including the Company's first three in Europe. Two additional Track 'N Trail® retail concept stores have been opened and five more are scheduled to open before the end of the year, for a total of eleven stores.

•	Providing "Best in Class" service to customers-Investments in business systems continue to leverage customer service into a competitive advantage.

•

Driving the global growth of the Company's brands through investments in marketing and product development-The Company increased its investment in marketing and product development by 25.3% for the first two quarters of 2004 when compared to 2003.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the 2004 second quarter and year-to-date. This section should be read in conjunction with the consolidated condensed financial statements and notes included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations - Comparisons of the 12 Weeks Ended June 19, 2004 (second quarter of 2004) to the 12 Weeks Ended June 14, 2003 (second quarter of 2003)

Financial Summary - Second Quarter of 2004 versus Second Quarter of 2003

	2004		2003		Change
	$	%	$	%		$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$176.0	88.5%	$163.8	89.0%		$12.2	7.4%
Other business units	22.8	11.5%	20.2	11.0%		2.6	12.6%
Total revenue	$198.8	100.0%	$184.0	100.0%		$14.8	8.0%

Gross margin
Branded Footwear and Licensing	$ 67.6	38.4%	$ 58.9	35.9%		$ 8.7	14.7%
Other business units	7.9	34.9%	6.8	33.8%		1.1	16.2%
Total gross margin	$ 75.5	38.0%	$ 65.7	35.7%		$ 9.8	14.9%

Selling and administrative expenses	$ 58.3	29.3%	$ 50.8	27.6%		$ 7.5	14.7%
Interest expense-net	0.9	0.4%	1.3	0.7%		(0.4)	(30.0%	)
Other income-net	0.2	0.1%	(0.1)	(0.1%	)	0.3	-
Earnings before income taxes and minority interest	16.1	8.1%	13.7	7.5%		2.4	17.3%
Net earnings	11.0	5.5%	9.3	5.0%		1.7	18.4%

Diluted earnings per share	$0.27		$0.23			$0.04	17.4%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded products. Within the Branded Footwear and Licensing segment, the Company has identified five branded footwear and licensing operating units, consisting of the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Stanley®, Harley-Davidson® and Bates® brands), the Outdoor Group (comprised of the Merrell® and Sebago® brands), The Hush Puppies Company, CAT Footwear and Other Branded Products. The Company's other business units consist of the Retail operations, Wolverine

Leathers and Wolverine Procurement. The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Revenue - Branded Footwear and Licensing Operating Units - Second Quarter

	2004	2003	Change
	$	$	%
(Millions of Dollars)
Wolverine Footwear Group	$ 69.2	$ 66.4	$ 2.8	4.2%
Outdoor Group	56.0	43.8	12.2	28.0%
The Hush Puppies Company	27.1	23.9	3.2	13.7%
CAT Footwear	17.2	20.0	(2.8)	(14.1%	)
Other Branded Footwear and Licensing	6.5	9.7	(3.2)	(33.9%	)
Total Branded Footwear and Licensing revenue	$176.0	$163.8	$12.2	7.4%

REVENUE
Increases in unit volume, changes in product mix and changes in average selling price resulted in a $4.5 million total revenue increase for the second quarter of 2004. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $2.8 million. The acquisition of Sebago® added $7.5 million to total revenue.

The Wolverine Footwear Group's revenue increase was generated by the Bates® and Harley-Davidson® divisions. The Bates® brand revenue improved due to strong shipments under combat boot contracts to the U.S. Department of Defense. In addition, increases in non-contract military sales were also achieved. Revenue from the Harley-Davidson® footwear brand improved as a result of expanded distribution to upper-tier independent retailers and regional chains throughout the United States. Wolverine® Boots and Shoes (including Hytest®) experienced a decrease in revenue resulting from a temporary out-of-stock inventory condition on certain core products.

The Outdoor Group reported double digit revenue growth for the second quarter of 2004 with Sebago®, which was purchased in November 2003, accounting for approximately 60% of the increase. The Merrell U.S. footwear business increased, with growth coming from the outdoor/sporting goods and department store distribution channels. Revenue from the Merrell® International licensing business increased as a result of higher demand from distributors in Russia, Italy, Switzerland and the Philippines.

The Hush Puppies Company experienced revenue increases in the wholesale operations in the U.S., U.K. and Canada. The improvement reflects the global repositioning of the brand's product and distribution strategy toward higher priced, better grade footwear aimed at a younger, more contemporary consumer. Hush Puppies® slipper returns were lower in the second quarter of 2004 as compared to the same period of 2003.

The CAT® U.S. wholesale revenue was down slightly as a result of declines in the casual business, which were partially offset by increases in the industrial/work collection with large key accounts. The CAT® International distributor business reported improved revenue, reflecting increased sales to non-European territories. The CAT® European business recognized a decrease in revenue reflecting lower sales in the spring/summer product line.

Other branded footwear and licensing revenue decreased in the second quarter of 2004 due to lower shipments of private label footwear.

Within the Company's other business units, the Retail operations reported an increase in revenue as a result of new store openings and same store revenue increases of 3.6% with sandal-style products being the key driver. Wolverine Leathers also recorded an increase in revenue due to increased demand for sueded products from existing customers combined with new customer initiatives.

GROSS MARGIN
The gross margin dollar and percentage increases for the Branded Footwear and Licensing segment relate to a heavier weighting in shipments of the Company's high-margin lifestyle products (130 basis points), benefits from favorable foreign exchange rate changes (20 basis points), improvements generated by the 2003 realignment in the slipper operation (30 basis points) and the close of the Mexican manufacturing facility (20 basis points). The gross margin dollars and percentage for the other business units increased due to lower markdowns for the Retail operations (10 basis points). Wolverine Leathers also reported an increase in margins due to improved process efficiencies (20 basis points).

SELLING AND ADMINISTRATIVE EXPENSES
The percentage increase in operating expenses over revenues relates primarily to investments in product development, marketing and employee benefit costs (180 basis points). These increases were offset by a reduction in global distribution expenses (40 basis points). The impact of translating foreign denominated operating expense to U.S. dollars had no effect on the percentage of revenue for the second quarter of 2004.

INTEREST, OTHER AND TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's second quarter of 2004 effective income tax rate was 32.1% compared to 32.4% for the second quarter of 2003. This reduced effective tax rate reflects the weighting of profits from the Company's foreign entities and the impact of research and development tax credits expected in 2004. The Company expects the research and development tax credits to have an ongoing positive effect. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

Results of Operations - Comparisons of the 24 Weeks Ended June 19, 2004 (first two quarters of 2004) to the 24 Weeks Ended June 14, 2003 (first two quarters of 2003)

Financial Summary - First two quarters of 2004 versus first two quarters of 2003

	2004		2003		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$385.4	91.0%	$341.6	91.0%	$43.8	12.8%
Other business units	38.2	9.0%	33.9	9.0%	4.3	12.8%
Total revenue	$423.6	100.0%	$375.5	100.0%	$48.1	12.8%

Gross margin
Branded Footwear and Licensing	$147.3	38.2%	$123.4	36.1%	$23.9	19.3%
Other business units	13.7	35.8%	11.5	33.9%	2.2	19.3%
Total gross margin	$161.0	38.0%	$134.9	35.9%	$26.1	19.3%

Selling and administrative expenses	$124.7	29.4%	$107.7	28.7%	$17.0	15.7%
Interest expense-net	1.8	0.4%	2.5	0.7%	(0.7)	(28.3%	)
Other income-net	0.3	0.1%	(0.1)	0.0%	0.4	-
Earnings before income taxes and minority interest	34.2	8.1%	24.8	6.6%	9.4	38.2%
Net earnings	23.3	5.5%	16.7	4.4%	6.6	39.5%

Diluted earnings per share	$0.57		$0.41		$0.16	39.0%

The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Revenue - Branded Footwear and Licensing Operating Units - first two quarters

	2004	2003	Change
	$	$	$	%
(Millions of Dollars)
Wolverine Footwear Group	$137.5	$127.9	$9.6	7.5%
Outdoor Group	133.8	97.5	36.3	37.2%
The Hush Puppies Company	65.0	61.3	3.7	6.0%
CAT Footwear	40.9	43.7	(2.8)	(6.5%	)
Other Branded Footwear and Licensing	8.2	11.2	(3.0)	(26.4%	)
Total Branded Footwear and Licensing revenue	$385.4	$341.6	$43.8	12.8%

REVENUE
Increases in unit volume, changes in product mix and changes in selling price contributed $21.5 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $9.3 million. The acquisition of Sebago® added $17.3 million to total revenue.

The Wolverine Footwear Group's revenue increase was largely due to the success of the Bates® and Harley-Davidson® divisions. The Bates® brand improved with strong demand from both the military and civilian uniform accounts, along with several sporting goods accounts now carrying the Bates® product. Revenue from the Harley-Davidson® footwear brand improved due to strong reorders from the Harley-Davidson dealerships, expanded distribution to upper-tier independent retailers and new channels of on-line sales. Wolverine® Boots and Shoes (including Hytest®) experienced a decline in revenue resulting from slower re-order activity.

The Outdoor Group reported double-digit revenue growth for the first two quarters of 2004. Sebago®, which was purchased in November 2003, accounted for approximately half of the increase. The Merrell® European and Canadian wholesale businesses both contributed to the increase, as a result of the expansion of multi-sport and casual footwear product sales in these markets. The Merrell U.S. footwear business also increased, with growth coming from the outdoor/sporting goods and department store distribution channels. Forty new Merrell® shop-in-shops were installed in the first two quarters of 2004, including the Company's first three in Europe. A total of 100 shop-in-shops are in place and sales to retailers with these shops installed are up significantly for the first two quarters of 2004 as compared to 2003. Revenue from the Merrell® International business increased as a result of higher global demand from distributors, with the strongest gains generated in Russia and Italy.

The Hush Puppies Company's revenue increase was driven by Hush Puppies U.K. as a result of a 22% increase in full price pairs and a recently developed Eastern Europe distributor business. This increase was offset by a slight decrease in U.S. wholesale revenue and the impact of the realignment of the Hush Puppies® slipper product line. The decline in the U.S. business for the first two quarters of 2004 reflects the global repositioning of the brand's product and distribution strategy resulting in reduced shipments of lower priced, mature footwear.

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

Other branded footwear and licensing revenue decreased slightly in the first two quarters of 2004 due to lower shipments of private label footwear.

Within the Company's other business units, the Retail operations reported an increase in revenue as a result of same store revenue increases of 4.2% and a consumer-direct sales increase of 37.7%. The new Track 'N Trail® retail concept had a same store sales increase of 12.5%. As of the second quarter of 2004, six stores have been opened and five more are scheduled to open before the end of the year. Wolverine Leathers also recorded an increase in revenue due to increased demand for sueded products from existing customers along with new customer initiatives. Wolverine Procurement reported a slight decline in revenue.

As a result of increases in customer orders for future delivery, the Company ended the first two quarters of 2004 with an order backlog 17.4% above the 2003 level. The purchase of Sebago® contributed 1.6% of this increase.

GROSS MARGIN
The gross margin dollar and percentage increases relate to a heavier weighting in shipments of the Company's high-margin lifestyle products (135 basis points), benefits from favorable foreign exchange rate changes (35 basis points), improvements generated from the 2003 realignment in the slipper operations (20 basis points), the close of the Mexican manufacturing facility (10 basis points) and a higher quality inventory mix for the Retail operations (5 basis points), which required lower markdowns. Wolverine Leathers gross margin increase contributed slightly to the overall gain (5 basis points) and Wolverine Procurement gross margin remained relatively flat as compared to the prior year.

SELLING AND ADMINISTRATIVE EXPENSES
The increase in operating expenses as a percentage of revenue related primarily to increases in product development, marketing and employee benefit costs (90 basis points). These increases were offset by a reduction in global distribution expenses (50 basis points). The impact of translating foreign denominated operating expense to U.S. dollars increased total expenses by $2.5 million and increased the selling and administrative percentage by 10 basis points for the first two quarters of 2004.

INTEREST, OTHER AND TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's effective income tax rate for the first two quarters of 2004 was 32.0% compared to 32.5% for the first two quarters of 2003. This reduced effective tax rate reflects the overall profit mix from the Company's foreign entities and the impact of research and development tax credits expected in 2004. The Company expects the research and development tax credits will have an ongoing positive effect. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	June 19,	January 3,	June 14,	January 3,	June 14,
	2004	2004	2003	2004	2003
(Millions of Dollars)
Cash	$63.6	$55.4	$40.1	$8.2	$23.5
Accounts receivable	140.9	146.9	152.4	(6.0)	(11.5)
Inventories	173.7	164.9	172.0	8.8	1.7
Accounts payable	37.6	26.3	29.5	11.3	8.1
Accrued salaries and wages	13.5	16.7	10.0	(3.2)	3.5
Other accrued liabilities	35.4	26.7	28.2	8.7	7.2
Debt	59.9	59.9	73.5	-	13.6
Cash provided by operating activities	38.0		30.1
Additions to property, plant and equipment	8.8		8.7
Depreciation and amortization	8.9		8.3

Cash of $2.8 million was used to fund working capital investments during the first two quarters of 2004 compared to $4.5 million provided during the first two quarters of 2003. The balance sheet metrics continued to improve with the 2004 second quarter accounts receivable down 7.5% and the number of days' sales outstanding reduced by 9.6%. Inventory levels were up 1.0% on a 12.8% increase in revenue over the same quarter last year, inventory turns improved 10.0% and SKU (stock keeping unit) levels were reduced by 1.0% for the 2004 second quarter. No single customer accounted for more than 5% of the outstanding accounts receivable balance at June 19, 2004.

The increase in accounts payable was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to liabilities assumed in the Sebago® footwear acquisition in November 2003, adjustments made for foreign currency forward exchange contracts and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. No amount was outstanding under revolving credit facilities at June 19, 2004 and $1.4 million was outstanding at June 14, 2003. The Company was in compliance with all debt covenant requirements at June 19, 2004. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the forseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt compared to June 14, 2003 balances was the result of annual principal payments on the Company's senior notes and lower borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $2.8 million and $7.0 million at June 19, 2004 and June 14, 2003, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 12.2% for the 2004 second quarter, 16.3% for the 2003 second quarter and 12.2% for the 2003 fiscal year.

Included in other assets are assets held for exchange in the amount of $3.0 million representing barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable for a percentage of supplies purchased from certain vendors through 2005 with an option for a two-year extension. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $4.9 million have been utilized through June 19, 2004.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans decreased $0.2 million for the first two quarters of 2004 when compared to the same period of 2003.

The Company's Board of Directors approved common stock repurchase programs on December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 585,100 shares ($15.3 million in market value) repurchased during the 2004 second quarter and 840,212 shares ($21.1 million in market value) repurchased during the first two quarters of 2004 under these programs. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $2.5 million in the 2004 second quarter, or $.065 per share. This represents an 18.2% increase over the $.055 per share declared in the 2003 second quarter. The quarterly dividend is payable on August 2, 2004 to stockholders of record on July 1, 2004.

On November 3, 2003, the Company acquired certain operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18.0 million and assumed liabilities of approximately $2.0 million. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16.8 million, which consisted of $14.8 million paid in cash and a note payable for $2.0 million ($1.0 million due in both 2004 and 2005), resulting in goodwill of $0.7 million.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Management believes there have been no changes in those critical accounting policies.
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

The Company's market risk exposure is mainly comprised of its vulnerability to changes in foreign currency exchange rates and interest rates. Prevailing rates and rate relationships in the future will be primarily determined by market factors that are outside of the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this document for a discussion of the limitations on the Company's responsibility for such statements. For purposes of this item, "near term" means a period of time going forward up to one year from the date of the financial statements included in this report.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 19, 2004 and June 14, 2003, the Company had outstanding forward currency exchange contracts to purchase $24.6 million and $27.3 million, respectively, of various currencies (principally U. S. dollars) with maturities ranging up to one year.

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

As of quarter end, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting that occurred during the twelve-week period ended June 19, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 28, 2004 to April 24, 2004)
Common Stock Repurchase Program(1)	-	$-	-	1,885,888
Employee Transactions(2)	98,543	26.51	N/A	N/A
Period 2 (April 25, 2004 to May 22, 2004)
Common Stock Repurchase Program(1)	426,100	26.10	426,100	1,459,788
Employee Transactions(2)	15,152	26.91	N/A	N/A
Period 3 (May 23, 2004 to June 19, 2004)
Common Stock Repurchase Program(1)	159,000	26.18	159,000	1,300,788
Employee Transactions(2)	-	-	N/A	N/A
Total for Second Quarter ended June 19, 2004
Common Stock Repurchase Program(1)	585,100	$25.13	585,100	1,300,788
Employee Transactions(2)	113,695	26.56	N/A	N/A

1.

The Company's Board of Directors approved two common stock repurchase programs on December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

2.

Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occur upon vesting and release of restricted shares. The Company's employee stock compensation plans provides that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On April 22, 2004, the Company held its 2004 Annual Meeting of Stockholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 2007; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

Geoffrey B. Bloom	For	36,016,221
	Authority Withheld	1,552,583
	Broker Non-Votes	0

David T. Kollat	For	35,642,456
	Authority Withheld	1,926,618
	Broker Non-Votes	0

David P. Mehney	For	36,011,008
	Authority Withheld	1,558,066
	Broker Non-Votes	0

Timothy J. O'Donovan	For	36,023,398
	Authority Withheld	1,545,676
	Broker Non-Votes	0

The following persons remained as directors of the Company with terms expiring in 2006: Alberto L. Grimoldi, Brenda J. Lauderback and Elizabeth A. Sanders. The following persons remained as directors of the Company with terms expiring in 2005: Donald V. Fites, Phillip D. Matthews and Paul D. Schrage.

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	32,525,047
Against	5,019,908
Abstentions	24,119
Broker Non-Votes	0

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:

Date	Items Reported	Financial Statements

April 21, 2004	7 and 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 29, 2004	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

July 29, 2004	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.