Form 10-Q
period 2004-09-11
WOLVERINE WORLD WIDE INC /DE/
filed 2004-10-21
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 11, 2004

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

There were 47,414,101 shares of Common Stock, $1 par value, outstanding as of October 11, 2004, of which 9,176,640 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the impact and scope of the Merrell® shop-in-shop concept, future retail store openings, the impact of research and development tax credits, estimated tax rates, the use of excess cash flows, stock repurchase activity, expected systems implementation, statements in Part I, Item 2 regarding the overview, the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; labor and power shortages in Chinese factories; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; the cost of oil and the related impact on transportation and petroleum based raw material costs; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to complete and profitably operate planned growth initiatives; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; dependence on international distributors and licensees; the risk of cancellation or non-shipment of amounts included in the Company's order backlog; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	September 11, 2004 (Unaudited)	January 3, 2004 (Audited)	September 6, 2003 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,136	$55,356	$18,274
Accounts receivable, less allowances
September 11, 2004 - $10,738
January 3, 2004 - $10,462
September 6, 2003 - $10,806	191,926	146,879	191,366
Inventories:
Finished products	163,232	143,127	161,252
Raw materials and work in process	18,786	21,777	19,706
	182,018	164,904	180,958

Other current assets	21,041	19,497	12,571
TOTAL CURRENT ASSETS	434,121	386,636	403,169

PROPERTY, PLANT AND EQUIPMENT
Gross cost	247,810	238,350	233,087
Less accumulated depreciation	153,108	142,343	137,425
	94,702	96,007	95,662
OTHER ASSETS
Goodwill and other non-amortizable intangibles	41,590	42,130	33,521
Prepaid pension costs	20,269	19,451	-
Other	34,623	34,657	38,244
	96,482	96,238	71,765

TOTAL ASSETS	$625,305	$578,881	$570,596

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	September 11, 2004 (Unaudited)	January 3, 2004 (Audited)	September 6, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$51,564	$26,328	$36,130
Accrued salaries and wages	19,692	16,696	16,434
Other accrued liabilities	50,132	26,722	32,195
Current maturities of long-term debt	11,730	16,020	15,030
TOTAL CURRENT LIABILITIES	133,118	85,766	99,789

Long-term debt (less current maturities)	43,894	43,903	53,603

Deferred compensation	6,805	5,736	5,441
Accrued pension liability	-	-	16,394
Deferred income taxes	13,068	13,068	80
Minority interest	433	314	290

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
80,000,000 shares; shares issued
(including shares in treasury):
September 11, 2004 - 47,355,642 shares
January 3, 2004 - 46,662,593 shares
September 6, 2003 - 46,559,784 shares	47,356	46,663	46,560
Additional paid-in capital	109,021	101,706	98,755
Retained earnings	420,327	382,603	366,121
Accumulated other comprehensive income (loss)	9,912	8,540	(22,099)
Unearned compensation	(6,319)	(4,138)	(4,754)
Cost of shares in treasury:
September 11, 2004 - 9,176,640 shares
January 3, 2004 - 7,209,313 shares
September 6, 2003 - 6,439,820 shares	(152,310)	(105,280)	(89,584)
TOTAL STOCKHOLDERS' EQUITY	427,987	430,094	394,999

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$625,305	$578,881	$570,596

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003

Revenue	$260,897	$230,571	$684,541	$606,096
Cost of products sold	162,720	143,857	425,410	384,462

GROSS MARGIN	98,177	86,714	259,131	221,634

Selling and administrative expenses	65,188	60,424	189,842	168,129

OPERATING INCOME	32,989	26,290	69,289	53,505

Other expenses/(income):
Interest expense	882	1,354	2,925	4,109
Interest income	(215)	(97)	(430)	(304)
Other - net	(88)	605	157	501
	579	1,862	2,652	4,306
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	32,410	24,428	66,637	49,199
Income taxes	10,329	7,904	21,289	15,944

EARNINGS BEFORE MINORITY
INTEREST	22,081	16,524	45,348	33,255
Minority interest	135	110	119	147

NET EARNINGS	$21,946	$16,414	$45,229	$33,108

Net earnings per share:
Basic	$.58	$.42	$1.17	$.84
Diluted	$.55	$.40	$1.12	$.81

Cash dividends per share	$.065	$.055	$.195	$.165

Shares used for net earnings per share
computation:
Basic	38,033,578	39,347,416	38,524,072	39,234,460
Diluted	39,870,154	40,981,887	40,436,943	40,644,809

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

36 Weeks Ended
September 11, 2004

COMMON STOCK
Balance at beginning of the year	$46,663
Common stock issued under stock incentive plans	693
Balance at end of the period	$47,356

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$101,706
Amounts associated with common stock issued under stock incentive plans	7,446
Issuance of treasury shares (7,135 shares)	62
Net change in notes receivable	(193)
Balance at end of the period	$109,021

RETAINED EARNINGS
Balance at beginning of the year	$382,603
Net earnings	45,229
Cash dividends	(7,505)
Balance at end of the period	$420,327

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$8,540
Foreign currency translation adjustments	137
Change in fair value of foreign exchange contracts, net of taxes	1,235
Balance at end of the period	$9,912

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,138)
Awards under restricted stock incentive plans	(4,114)
Compensation expense	1,933
Balance at end of the period	$(6,319)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(105,280)
Common stock repurchased for treasury (1,974,462 shares)	(47,138)
Issuance of treasury shares (7,135 shares)	108
Balance at end of the period	$(152,310)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE PERIOD	$427,987

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 11, 2004	September 6, 2003

OPERATING ACTIVITIES
Net earnings	$45,229	$33,108
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,276	11,955
Amortization	245	374
Other	5,012	(2,105)
Changes in operating assets and liabilities:
Accounts receivable	(46,175)	(33,992)
Inventories	(18,394)	(10,663)
Other assets	88	(854)
Accounts payable and other accrued liabilities	50,419	18,302

Net cash provided by operating activities	49,700	16,125

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,795)	(11,125)
Other	(131)	685

Net cash used in investing activities	(12,926)	(10,440)

FINANCING ACTIVITIES
Proceeds from long-term debt	29,957	30,032
Payments of long-term debt	(34,256)	(34,314)
Cash dividends	(7,505)	(6,462)
Purchase of common stock for treasury	(47,138)	(9,727)
Proceeds from shares issued under stock incentive plans	4,002	5,903

Net cash used in financing activities	(54,940)	(14,568)
Effect of foreign exchange rate changes on cash	1,946	79

DECREASE IN CASH AND CASH EQUIVALENTS	(16,220)	(8,804)
Cash and cash equivalents at beginning of the period	55,356	27,078

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$39,136	$18,274

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 11, 2004 and September 6, 2003

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

All significant accounting policies are described in Footnote 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

2.  Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Weighted average
shares outstanding	38,755,795	40,052,083	39,250,101	39,961,583
Adjustment for
nonvested restricted stock	(722,217)	(704,667)	(726,029)	(727,123)
Denominator for
basic earnings per share	38,033,578	39,347,416	38,524,072	39,234,460
Effect of dilutive stock options	1,376,979	1,172,896	1,449,937	952,377
Adjustment for
nonvested restricted stock	459,597	461,575	462,934	459,972
Denominator for diluted
earnings per share	39,870,154	40,981,887	40,436,943	40,644,809

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 11, 2004 and September 6, 2003

Options to purchase 528,323 and 479,406 shares of common stock for the 12 and 36 weeks ended September 11, 2004, respectively, and 595,152 and 795,943 shares for the 12 and 36 weeks ended September 6, 2003, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, were anti-dilutive.

3.  Goodwill and other non-amortizable intangibles

The changes in the net carrying amount of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at September 6, 2003	$30,504	$3,017	$33,521
Intangibles acquired	820	4,722	5,542
Purchase accounting adjustments	117	-	117
Foreign currency translation effects	2,950	-	2,950
Balance at January 3, 2004	34,391	7,739	42,130
Intangibles acquired	-	154	154
Purchase accounting adjustments	(684)	-	(684)
Foreign currency translation effects	(10)	-	(10)
Balance at September 11, 2004	$33,697	$7,893	$41,590

4.  Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):
	September 11, 2004	January 3, 2004	September 6, 2003
Foreign currency translation adjustments	$14,197	$14,060	$4,700
Foreign currency cash flow hedge adjustments	(402)	(1,637)	(383)
Minimum pension liability adjustments, net of taxes	(3,883)	(3,883)	(26,416)
Accumulated other comprehensive income (loss)	$9,912	$8,540	$(22,099)

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Net earnings	$21,946	$16,414	$45,229	$33,108
Other comprehensive income (loss):
Foreign currency
translation adjustments	(1,057)	(3,305)	137	1,562
Change in fair value of
foreign currency exchange
contracts, net of taxes	509	642	1,235	(139)
Comprehensive income	$21,398	$13,751	$46,601	$34,531

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 11, 2004 and September 6, 2003

5.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distribution of branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes, performance outdoor footwear and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 68 domestic retail stores and 3 consumer direct internet sites at September 11, 2004 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended September 11, 2004
Revenue from external customers	$240,275	$20,622	$-	$260,897
Intersegment revenue	8,462	861	-	9,323
Earnings (loss) before income taxes
and minority interest	35,443	962	(3,995)	32,410

	36 weeks ended September 11, 2004
Revenue from external customers	$625,704	$58,837	$-	$684,541
Intersegment revenue	21,629	1,914	-	23,543
Earnings (loss) before income taxes
and minority interest	74,183	2,737	(10,283)	66,637

	12 weeks ended September 6, 2003
Revenue from external customers	$214,784	$15,787	$-	$230,571
Intersegment revenue	8,145	582	-	8,727
Earnings (loss) before income taxes
and minority interest	29,356	(317)	(4,611)	24,428

	36 weeks ended September 6, 2003
Revenue from external customers	$556,425	$49,671	$-	$606,096
Intersegment revenue	18,846	1,677	-	20,523
Earnings (loss) before income taxes
and minority interest	56,729	236	(7,766)	49,199

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 11, 2004 and September 6, 2003

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at September 11, 2004 with a carrying value of $53,571,700 and a fair value of $56,521,700, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 11, 2004. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 11, 2004 and September 6, 2003, foreign exchange contracts with a notional value of $17,048,500 and $18,373,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of September 11, 2004 and September 6, 2003, a liability of $61,500 and an asset of $39,000 have been recorded for the fair value of the foreign exchange contracts, respectively.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was approximately $199,000 and $958,000 for the third quarter and first three quarters ended September 11, 2004, respectively, and was not material to the consolidated financial statements at September 6, 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or are terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first three quarters of 2004: risk-free interest rate of 3.28% (2.7% in 2003); dividend yield of 1.5% (1.3% in 2003); expected market price volatility factor of 0.33 (0.40 in 2003); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $6.35 and $5.09 for the first three quarters of 2004 and 2003, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 11, 2004 and September 6, 2003

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Net earnings, as reported	$21,946	$16,414	$45,229	$33,108
Add: Total stock-based employee
compensation expense included
in reported net income, net of related
tax effects	-	8	27	21
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects	760	647	2,747	2,247
Pro forma net earnings	$21,186	$15,775	$42,509	$30,882

Net earnings per share:
Basic - as reported	$.58	$0.42	$1.17	$0.84
Basic - pro forma	.56	0.40	1.10	0.78

Diluted - as reported	.55	0.40	1.12	0.81
Diluted - pro forma	.53	0.39	1.06	0.76

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Service cost pertaining to benefits
earned during the period	$922	$736	$2,766	$2,208
Interest cost on projected benefit obligations	2,081	1,959	6,243	5,877
Expected return on pension assets	(2,756)	(2,308)	(8,268)	(6,924)
Net amortization loss	1,285	1,245	3,855	3,735
Net pension expense	$1,532	$1,632	$4,596	$4,896

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
September 11, 2004 and September 6, 2003

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (thousands of dollars):
	2004	2005	2006	2007	2008	Thereafter
Minimum royalties	$1,012	$911	$811	$844	$877	$-

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,312,000 and $2,061,000 for the first three quarters of 2004 and 2003, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,559,000 and $1,831,000 for the first three quarters of 2004 and 2003, respectively.

10.  Business Acquisitions

On November 3, 2003, the Company acquired certain operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18,645,000 and assumed liabilities of approximately $1,987,000. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16,870,000, which consisted of $14,870,000 paid in cash and a note payable for $2,000,000 ($1,000,000 due in both 2004 and 2005), resulting in goodwill of $212,000 after allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Future adjustments to the preliminary purchase price allocation will result in a corresponding adjustment to goodwill. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations since November 3, 2003 are included in the Company's consolidated condensed statements of operations.

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago operation. In conjunction with the integration plan, the Company recorded additional liabilities of approximately $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include approximately $1,496,000 for severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and $296,000 related to exit costs for specific product lines of Sebago, Inc. At September 11, 2004, $540,000 of the liabilities remained.

The following table is a summary of the activity in the reserves by category:
	Employee Severance	Exit Costs	Total
Amounts recognized in 2003 and accrued at January 3, 2004	$1,496	$296	$1,792
Payments	(1,252)	-	(1,252)
Balance at September 11, 2004	$244	$296	$540

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 11, 2004 and September 6, 2003

11.  New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payments, which is a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The final standard offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Wolverine World Wide, Inc. (the "Company") achieved record results for the third quarter of 2004. Revenue increased 13.2%, totaling $260.9 million as compared to $230.6 million for the third quarter of 2003. Earnings per share for the third quarter of 2004 were $0.55, a 37.5% increase over the $0.40 reported for the third quarter of 2003. Revenue for the first three quarters of 2004 grew 12.9% to $684.5 million from $606.1 million for the same period of 2003. Earnings per share grew to $1.12 per share during the first three quarters of 2004 compared to $0.81 per share reported for the same period last year, an increase of 38.3%.

The Outdoor Group led the revenue growth for the third quarter of 2004 as the global Merrell® business reported a strong increase in shipments. The acquisition of Sebago® also added to the consolidated revenue increase. The Wolverine Footwear Group experienced an increase in shipments, which was driven by the accelerated demand for military product. Wolverine Leathers generated strong revenue growth during the third quarter due to increased demand for sueded pigskin. The product and distribution channel repositioning efforts in the global Hush Puppies® wholesale businesses also contributed to the quarterly revenue gain, although a decline was recognized by the U.S. business. The Caterpillar Footwear Group and Retail operations also generated revenue growth.

Gross margin for the third quarter of 2004 of 37.6% was even with the same period of the prior year. The year-to-date gross margin has increased 130 basis points compared to the same period of 2003 driven by improvements in the Company's product mix as well as inventory management programs.

The Company's balance sheet metrics improved during the third quarter of 2004 when compared to the same period of 2003. Accounts receivable were up only 0.3% and inventory levels were up only 0.6% despite a 12.9% increase in year-to-date revenue. Additionally, the Company ended the third quarter of 2004 with $39.1 million in cash on hand and debt outstanding of $55.6 million.

The Company's strategic growth plan, as discussed in the Company's Form 10-K for the fiscal year ended January 3, 2004, is focused on making Wolverine World Wide, Inc. the premier company in the non-athletic segment of the global footwear market. Achievements during the first three quarters of 2004 include:
•

An increased presence in Europe-The European-based Branded Footwear and Licensing operations recorded a 14.9% revenue increase in the first three quarters of 2004 as compared to the same period of 2003.

•

Achieving product excellence from design through execution-The Company has invested in new product initiatives which include the Merrell® "Continuum" collection, Wolverine MultiShox™ technology, CAT® i-Technology, an entirely new spring 2005 Sebago® collection and an upgraded U.S. Hush Puppies® product offering.

•

Additional sources of revenue growth- The Sebago® business, acquired in November of 2003, added to the revenue growth for the first three quarters of 2004 and produced a positive earnings contribution. There have been fifty-one Merrell® shop-in-shops installed in the U.S. this year and two in Europe. Four Track 'N Trail® retail concept stores have been opened year to date with three more scheduled to open before the end of the year, for a total of eleven stores.

•

Providing "Best in Class" service to customers-Investments in business systems continue to leverage customer service into a competitive advantage. During the third quarter, the Company extended the online ordering system into Europe. This allows access to order information twenty-four hours a day. This will be available in Canada by year end. In addition, Canadian operations are being migrated to new systems so that the Company operates the same business systems globally.

•

Driving the global growth of the Company's brands through investments in marketing and product development-The Company increased its investment in marketing and product development by 19.8% for the first three quarters of 2004 when compared to the same period in 2003.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the third quarter and first three quarters of 2004. This section should be read in conjunction with the consolidated condensed financial statements and notes included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Results of Operations - Comparisons of the 12 Weeks Ended September 11, 2004 (third quarter of 2004) to the 12 Weeks Ended September 6, 2003 (third quarter of 2003)

Financial Summary - Third Quarter of 2004 versus Third Quarter of 2003

	2004		2003		Change
(Millions of Dollars, Except Per Share Data)	$	%	$	%	$	%
Revenue
Branded Footwear and Licensing	$240.3	92.1%	$214.8	93.2%	$25.5	11.9%
Other business units	20.6	7.9%	15.8	6.8%	4.8	30.6%
Total revenue	$260.9	100.0%	$230.6	100.0%	$30.3	13.2%

Gross margin
Branded Footwear and Licensing	$90.9	37.8%	$81.6	38.0%	$9.3	11.4%
Other business units	7.3	35.5%	5.1	32.5%	2.2	43.1%
Total gross margin	$98.2	37.6%	$86.7	37.6%	$11.5	13.2%

Selling and administrative expenses	$65.2	25.0%	$60.4	26.2%	$4.8	7.9%
Interest expense-net	0.7	0.3%	1.3	0.5%	(0.6)	(46.9%	)
Other income-net	(0.1)	0.0%	0.6	0.3%	(0.7)	-
Earnings before income taxes and minority interest	32.4	12.4%	24.4	10.6%	8.0	32.7%
Net earnings	21.9	8.4%	16.4	7.1%	5.5	33.7%

Diluted earnings per share	$0.55		$0.40		$0.15	37.5%

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

Revenue - Branded Footwear and Licensing Operating Units - Third Quarter

	2004	2003	Change
(Millions of Dollars)	$	$	%
Wolverine Footwear Group	$ 77.3	$ 69.6	$ 7.7	11.0%
Outdoor Group	74.3	57.9	16.4	28.3%
The Hush Puppies Company	43.8	45.1	(1.3)	(2.9%	)
CAT Footwear	34.4	31.5	2.9	9.3%
Other Branded Footwear and Licensing	10.5	10.7	(0.2)	(1.9%	)
Total Branded Footwear and Licensing revenue	$240.3	$214.8	$25.5	11.9%

REVENUE
Revenue growth in the third quarter was driven by three primary factors. Increases in unit volume, changes in product mix and changes in average selling price resulted in a $19.9 million total revenue increase for the third quarter of 2004. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $4.8 million. The acquisition of Sebago® added $5.6 million to total revenue.

The Wolverine Footwear Group's revenue increase in the third quarter was generated primarily by the Bates® division accounting for 94% of the increase. The Bates® brand revenue improved due to accelerated shipments of combat boots under contracts with the U.S. Department of Defense as well as strong civilian shipments. Stanley® recognized an increase in revenue as its largest customer, Payless Shoe Source, replenished its depleted stock. Revenue from the Harley-Davidson® footwear brand improved as a major new product introduction was shipped. Wolverine® Boots and Shoes (including Hytest®) revenue remained even with the same period of the prior year.

The Outdoor Group reported double digit revenue growth for the third quarter of 2004. Sebago®, which was purchased in November 2003, accounted for $5.6 million of the Outdoor Group increase. The Merrell® European, Canadian and International Licensing business increase was driven by strong consumer demand for the products. In addition, strong U.S. shipments were a result of increased retailer demand for deliveries in the third quarter of 2004 to maximize on selling opportunities during the Fall/Winter season.

The Hush Puppies Company experienced a revenue decrease for the quarter. Increases in the U.K., International Licensing and Canada were more than offset by decreases in Hush Puppies slipper deliveries and lower U.S. wholesale revenues. The decline in the U.S. business for the quarter reflects the global repositioning of the brand's product and distribution strategy resulting in reduced shipments to the lower-end discount channels.

The Caterpillar Footwear group experienced a revenue increase for the quarter. The CAT® U.S. business recorded a significant increase as retailers respond to new products targeting the industrial/work segment. The CAT® European and International Licensing business also recorded increases in the quarter. The increase was driven by global acceptance of new product initiatives resulting in increased royalties in Russia, Saudi Arabia, South Africa and the Pacific Rim.

Other branded footwear and licensing revenue decreased slightly in the third quarter due to planned lower shipments of private label footwear.

Within the Company's other business units, Wolverine Leathers recorded a significant increase in revenue due to increased demand for sueded products. The Retail operations generated a same store sales increase of 1.9% and an internet sales increase of 45.1%.

GROSS MARGIN
The total Gross Margin level for the third quarter of 2004 of 37.6% was even with the same period of the prior year. The Branded Footwear and Licensing segment reflected a 20 basis point erosion due to the heavier weighting of lower margin military business. The margin increase in the other business units was a result of improved process efficiencies at Wolverine Leathers.

SELLING AND ADMINISTRATIVE EXPENSES
The Operating expenses as a percentage of revenue improved by 120 basis points in the third quarter of 2004. The leverage resulted from incremental revenues in the quarter along with strong expense controls. The dollar increase ($4.8 million) was the result of the addition of Sebago® ($2.1 million) with the balance related to higher product development, marketing, employee benefit costs and other volume related selling costs.

INTEREST, OTHER AND TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's third quarter of 2004 effective income tax rate was 31.9% compared to 32.4% for the third quarter of 2003. This reduced effective tax rate reflects the weighting of profits from the Company's foreign entities and the impact of research and development tax credits expected in 2004. The Company expects the research and development tax credits to have an ongoing positive effect. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

Results of Operations - Comparisons of the 36 Weeks Ended September 11, 2004 (first three quarters of 2004) to the 36 Weeks Ended September 6, 2003 (first three quarters of 2003)

Financial Summary - First Three Quarters of 2004 versus First Three Quarters of 2003
	2004		2003		Change
(Millions of Dollars, Except Per Share Data)	$	%	$	%	$	%
Revenue
Branded Footwear and Licensing	$625.7	91.4%	$556.4	91.8%	$69.3	12.5%
Other business units	58.8	8.6%	49.7	8.2%	9.1	18.5%
Total revenue	$684.5	100.0%	$606.1	100.0%	$78.4	12.9%

Gross margin
Branded Footwear and Licensing	$239.0	38.2%	$205.0	36.8%	$34.0	16.6%
Other business units	20.1	34.1%	16.6	33.4%	3.5	21.1%
Total gross margin	$259.1	37.9%	$221.6	36.6%	$37.5	16.9%

Selling and administrative expenses	$189.8	27.7%	$168.1	27.7%	$21.7	12.9%
Interest expense-net	2.5	0.4%	3.8	0.6%	(1.3)	(34.4%	)
Other income-net	0.2	0.0%	0.5	0.1%	(0.3)	(68.7%	)
Earnings before income taxes and minority interest	66.6	9.7%	49.2	8.1%	17.4	35.4%
Net earnings	45.2	6.6%	33.1	5.5%	12.1	36.6%

Diluted earnings per share	$1.12		$0.81		$0.31	38.3%

The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Revenue - Branded Footwear and Licensing Operating Units - First Three Quarters
	2004	2003	Change
(Millions of Dollars)	$	$	$	%
Wolverine Footwear Group	$214.8	$197.5	$17.3	8.7%
Outdoor Group	208.1	155.4	52.7	33.9%
The Hush Puppies Company	108.9	106.4	2.5	2.3%
CAT Footwear	75.2	75.2	-	0.1%
Other Branded Footwear and Licensing	18.7	21.9	(3.2)	(14.6%	)
Total Branded Footwear and Licensing revenue	$625.7	$556.4	$69.3	12.5%

REVENUE
The revenue increase for the first three quarters of 2004 was driven by revenue from Sebago® of $22.9 million (which was acquired in November of 2003); the impact of translating foreign denominated revenue into U.S. dollars of approximately $14.1 million and increases in unit volume, changes in product mix and changes in selling price of $41.4 million.

The Wolverine Footwear Group's year-to-date revenue increase was due to the success of the Bates® and Harley-Davidson® brands. The Bates® increase was a result of strong demand from both the military and civilian uniform accounts. Revenue from the Harley-Davidson® footwear brand improved due to strong reorders from the Harley-Davidson® dealerships, as well as new and expanded distribution. Wolverine® Boots and Shoes (including Hytest®) experienced an increase in unit growth but downward price pressure continues to impact average price per pair.

The Outdoor Group reported a $52.7 million increase for the first three quarters of 2004. Sebago®, which was purchased in November 2003, accounted for approximately $22.3 million of the increase. The Merrell® European and Canadian wholesale businesses both contributed to the increase as a result of the expansion of multi-sport and casual footwear product sales in these markets. The Merrell U.S. footwear business also increased, with growth coming from the outdoor/sporting goods and department store distribution channels. In the first three quarters of 2004, fifty-one new Merrell® shop-in-shops were installed in the United States and two shop-in-shops were installed in Europe. Sales to retailers where these shops have been installed are up significantly for the first three quarters of 2004 as compared to the same period in 2003. Revenue from the Merrell® International business increased as a result of higher global demand from distributors, with a 135% increase generated in Russia, Panama, Chili and Saudi Arabia.

The Hush Puppies Company's revenue increase was driven by Hush Puppies U.K. as well as the Hush Puppies international business. This increase was partially offset by a decrease in U.S. wholesale revenue and the impact of the realignment of the Hush Puppies® slipper product line. The decline in the U.S. business for the first three quarters of 2004 reflects the global repositioning of the brand's product and distribution strategy resulting in reduced shipments to the lower-end discount channels.

CAT® U.S. wholesale revenue was up slightly as a result of increases in shipments in the industrial/work collection to large key accounts. CAT® international royalty revenue also improved, reflecting an increase in demand in Russia, South Africa, Saudi Arabia and the Pacific Rim. Additionally, several new distributors have been added to strengthen the business. The CAT® European business recognized a decrease in revenue reflecting slower sell-through of the spring/summer product line.

Other branded footwear and licensing revenue decreased in the first three quarters of 2004 due to lower planned shipments of private label footwear.

Within the Company's other business units, the Retail operations reported an increase in revenue as a result of same store revenue increases of 1.9% and a consumer-direct sales increase of 40.1%. The new Track 'N Trail® retail concept had a same store sales increase of 13.8%. Wolverine Leathers also recorded an increase in revenue due to increased demand for sueded products from existing customers. Wolverine Procurement reported a slight decline in revenue.

As a result of increases in customer orders for future delivery, the Company ended the first three quarters of 2004 with an order backlog 19.1% above the 2003 level. The Sebago® brand represents 2.1% of the backlog and the effect of foreign denominated backlog represents 4.1% of the total backlog.

GROSS MARGIN
The gross margin percentage for the first three quarters of 2004 of 37.9% represents a 130 basis point improvement over the same period of the prior year. The improvement was a result of increased shipments of the Company's high-margin lifestyle products (90 basis points), benefits from favorable foreign exchange rate (15 basis points), improvements from the 2003 realignment in the slipper operation (10 basis points), and the 2003 closure of the Mexican manufacturing facility (5 basis points). The Other business units also contributed to the increase (10 basis points).

SELLING AND ADMINISTRATIVE EXPENSES
Operating expenses as a percentage of revenue for the first three quarters of 2004 remained even with the same period of the prior year. The dollar increase consisted of the addition of Sebago® ($7.3 million) with the balance related to product development, marketing and employee benefit costs.

INTEREST, OTHER AND TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's effective income tax rate for the first three quarters of 2004 was 31.9% compared to 32.4% for the first three quarters of 2003. This reduced effective tax rate reflects the overall profit mix from the Company's foreign entities and the impact of research and development tax credits expected in 2004. The Company expects the research and development tax credits will have an ongoing positive effect. The estimated annualized effective tax rate for fiscal 2004 is 32.0%.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	September 11,	January 3,	September 6,	January 3,	September 6,
	2004	2004	2003	2004	2003
(Millions of Dollars)
Cash	$39.1	$55.4	$18.3	$(16.3)	$20.8
Accounts receivable	191.9	146.9	191.4	45.0	0.5
Inventories	182.0	164.9	181.0	17.1	1.0
Accounts payable	51.6	26.3	36.1	25.3	15.5
Accrued salaries and wages	19.7	16.7	16.4	3.0	3.3
Other accrued liabilities	50.1	26.7	32.2	23.4	17.9
Debt	55.6	59.9	68.6	(4.3)	(13.0)
Cash provided by
operating activities	49.7		16.1
Additions to property, plant
and equipment	12.8		11.1
Depreciation and amortization	13.5		12.3

Cash of $14.1 million was used to fund working capital investments during the first three quarters of 2004 compared to $27.2 million used during the first three quarters of 2003. The Company continued to improve its balance sheet. Accounts receivable increased 0.3% as compared to the third quarter of 2003 and the number of days' sales outstanding was reduced by 8.7% since year end 2003. Inventory levels were up only 0.6% on a 12.9% increase in revenue for the first three quarters of 2004 over the same period last year; inventory turns improved 9.7% and SKU (stock keeping unit) levels were reduced by 1.2%, excluding Sebago®, for the third quarter of 2004. No single customer accounted for more than 5% of the outstanding accounts receivable balance at September 11, 2004.

The increase in accounts payable was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to adjustments made for foreign currency forward exchange contracts and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. No amount was outstanding under revolving credit facilities at September 11, 2004 or September 6, 2003. The Company was in

compliance with all debt covenant requirements at September 11, 2004. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at September 11, 2004 compared to September 6, 2003 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter of credit facilities outstanding of $1.3 million and $4.1 million at September 11, 2004 and September 6, 2003, respectively. The decrease in letters of credit is due to the elimination of letter-of-credit requirements in favor of open account terms for a majority of the Company's footwear suppliers. The total debt to total capital ratio for the Company was 11.5% for the 2004 third quarter, 14.8% for the 2003 third quarter and 12.2% for the 2003 fiscal year.

Included in other assets are assets held for exchange in the amount of $2.8 million representing barter credits that were acquired in exchange for inventories in December 1997. Such credits are redeemable for a percentage of supplies purchased from certain vendors through 2005 with an option for a two-year extension. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all available credits prior to their expiration. Barter credits of $5.1 million have been utilized through September 11, 2004.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans decreased $0.3 million for the first three quarters of 2004 when compared to the same period of 2003.

The Company's Board of Directors approved common stock repurchase programs on October 5, 2004, December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 1,082,900 shares ($24.7 million in market value) repurchased during the 2004 third quarter of 2004 and 1,923,112 shares ($45.8 million in market value) repurchased during the first three quarters of 2004 under these programs. There are 2,217,888 shares remaining in these programs available for future repurchases. The primary purpose of these stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $2.5 million in the third quarter of 2004, or $.065 per share. This represents an 18.2% increase over the $.055 per share declared in the third quarter of 2003. The quarterly dividend is payable on November 1, 2004 to stockholders of record on October 1, 2004.

On November 3, 2003, the Company acquired certain operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18.6 million and assumed liabilities of approximately $2.0 million. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16.9 million, which consisted of $14.9 million paid in cash and a note payable for $2.0 million ($1.0 million due in both 2004 and 2005), resulting in goodwill of $0.2 million.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 11, 2004 and September 6, 2003, the Company had outstanding forward currency exchange contracts to purchase $17.0 million and $18.4 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to one year.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currency, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2004 and beyond.

ITEM 4.	Controls and Procedures

As of quarter end, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting that occurred during the twelve-week period ended September 11, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 20, 2004 to July 17, 2004)
Common Stock Repurchase Program(1)	-	$-	-	1,300,788
Employee Transactions(2)	-	-	N/A	N/A
Period 2 (July 18, 2004 to August 14, 2004)
Common Stock Repurchase Program(1)	775,800	22.51	775,800	524,988
Employee Transactions(2)	2,000	26.24	N/A	N/A
Period 3 (August 15, 2004 to September 11, 2004)
Common Stock Repurchase Program(1)	307,100	23.71	307,100	217,888
Employee Transactions(2)	51,421	24.36	N/A	N/A
Total for Third Quarter ended September 11, 2004
Common Stock Repurchase Program(1)	1,082,900	$22.85	1,082,900	217,888	(3)
Employee Transactions(2)	53,421	24.43	N/A	N/A

1.

The Company's Board of Directors approved two common stock repurchase programs on December 9, 2003 and August 19, 2002. Each program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

2.

Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company's employee stock compensation plans provides that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

3.

The Company's Board of Directors approved another common stock repurchase program on October 5, 2004. This program authorizes the repurchase of 2.0 million shares of common stock over a 24-month period commencing on the effective date of the program. This approval will increase the maximum number of shares that may be purchased to 2,217,888.

ITEM 5.	Other Information

The Company has been made aware that its independent auditor, Ernst & Young, LLP ("E&Y"), has recently notified the SEC and the Public Company Accounting Oversight Board that one non-audit service performed by an E&Y affiliate in China in 2003 has raised a question regarding E&Y's independence with respect to its performance of audit services for the Company. E&Y has disclosed to the Company's Audit Committee that on May 15, 2003, E&Y's affiliate in China received less than two hundred dollars from one of the Company's subsidiaries with specific instructions to transfer the funds on the same day to a Chinese governmental authority for tax withholding due by the Company.

The Audit Committee of the Board of Directors of the Company has reviewed the facts surrounding this one-time payment handling service provided by E&Y and is monitoring the outcome of SEC and PCAOB consideration of this matter. E&Y has informed the Audit Committee that it does not believe that there has been an impairment of E&Y's independence with respect to the Company as a result of this previous non-audit service.
ITEM 6.	Exhibits

Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 21, 2004	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

October 21, 2004	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.