Form 10-K
period 2005-01-01
WOLVERINE WORLD WIDE INC /DE/
filed 2005-03-17
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 19, 2004, the last business day of the registrant's most recently completed second fiscal quarter: $939,739,102.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 11, 2005: 57,903,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 21, 2005, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected 2005 operating results and dividend rates; future share repurchase activity; future strength of the Company; future pension costs; future marketing investments; the introduction of new lines or categories of products; future growth or success in specific countries, categories or market sectors; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; cancellation of future orders, changes in planned customer demand or at-once orders; the availability and pricing of foreign footwear factory capacity; reliance on foreign sourcing and concentration of production in China; the availability and price of power, labor and resources in key foreign sourcing countries, including China; the impact of competition and pricing; changes in government and regulatory policies; foreign currency fluctuations; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the price of oil and other raw materials; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; labor strikes or disruptions; the ability to retain rights to brands licensed by the Company; loss, bankruptcy and credit limitations of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; domestic and international terrorism and war; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concern regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

          Consumers around the world purchased more than 42.7 million pairs of Company branded footwear during fiscal 2004, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are currently organized under five operating units: (i) the Wolverine Footwear Group, focusing on the Bates®, HyTest®, Stanley® and Wolverine® product lines of work, outdoor, uniform and lifestyle boots and shoes, (ii) the Outdoor Group, focusing on the Sebago® and Merrell® product lines of performance and lifestyle footwear, (iii) the Heritage Brands Group, focusing on the CAT® product lines of work and lifestyle footwear and the Harley-Davidson® lines of lifestyle and performance footwear, (iv) The Hush Puppies Company, focusing on the Hush Puppies® brand of comfortable casual and dress footwear and slippers, and (v) Other Branded Footwear, focusing on the design and manufacture of private label footwear. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, gloves, handbags and plush toys.

          The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 70 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to whom Wolverine distributes operate multiple storefront locations. The Company's products are distributed worldwide in over 140 markets through licensees and distributors.

          The Company, through its Wolverine Leathers Division, operates a tannery which is one of the premier tanners of quality pigskin leather for the shoe and leather goods industries. Pigskin leather tanned by the Company is used in a significant portion of the footwear marketed by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of footwear. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, performs skinning operations and purchases raw pigskins which it then cures and sells to outside customers for processing into pigskin leather products.

          For financial information regarding the Company, see the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. The Company has one reportable segment, Branded Footwear and Licensing. The Branded Footwear and Licensing segment is engaged in manufacturing, sourcing, licensing, marketing and distributing branded footwear, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes and performance outdoor footwear. The Company's Other Business units consist of its retail stores, tannery and pigskin procurement operations. Financial information regarding the Company's business segments and financial information about geographic areas is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Form 10-K.

Branded Footwear and Licensing.

          The Company sources and markets a broad range of footwear styles including shoes, boots, slippers, moccasins and sandals under many recognizable brand names including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches and plush toys, and Wolverine® brand apparel, gloves and eyewear.

          The Company's five branded footwear and licensing operating units are described below.

          1.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, HyTest® and Stanley® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 122 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology and, in 2004, Wolverine MultiShox™ technology, has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor™ technologies represent the Company's tradition of comfortable work and industrial footwear, a tradition that is continued and enhanced with the development of the Wolverine MultiShox™ Individual Comfort System. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes walking shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics, the Company's performance leathers and patented DuraShocks® technologies. In addition, the Wolverine® brand is licensed for use on apparel, eyewear, watches and gloves.

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

          HyTest® Safety Footwear. The HyTest® product line consists primarily of high-quality work boots and shoes designed to protect male and female industrial workers from foot injuries. HyTest® footwear incorporates various specialty safety features into its product lines, including steel toe, composite toe, metatarsal guards, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company's occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

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

          2.          The Outdoor Group. The Outdoor Group consists of Merrell® and Sebago® footwear and includes performance outdoor, hiking and nautical footwear as well as casual and after-sport footwear.

          Merrell® Footwear. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® product line also includes the "After-Sport" category, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. In spring of 2005, the Outdoor Group launched its tightly-focused Merrell® Continuum™ product offering, featuring four product categories that are organized by end use (Hiking, Active Speed, Multi-Sport, and Aqua Sport). In addition to footwear, the Outdoor Group markets a line of Merrell® packs, bags and luggage. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in over 120 countries worldwide.

          Sebago® Footwear. The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear for men and women such as handsewn loafers and boat shoes that have been manufactured and distributed since 1946. Highly recognized Sebago® line extensions include Docksides, Drysides and Campsides. The Sebago® product line is distributed in over 85 countries worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and "Americana" heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

          3.          The Heritage Brands Group. The Heritage Brands Group was formed in 2004 and consists of Caterpillar® Footwear and Harley-Davidson® Footwear. Previously Caterpillar® Footwear was operated as a separate operating unit and Harley-Davidson® Footwear was part of the Wolverine Footwear Group.

          Caterpillar® Footwear. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with CAT® equipment enhances the reputation of its footwear for quality, ruggedness and durability. CAT® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring CAT® iTechnology™ and Hidden Tracks® comfort features. In addition, the Company also manufactures and markets CAT® Marine Power® footwear, designed for industrial and recreational marine uses. CAT® footwear products target work and industrial users and active lifestyle users. CAT® footwear is marketed in over 130 countries worldwide.

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

          4.          The Hush Puppies Company. Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is sold in over 110 countries. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, handbags and plush toys.

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

Other Businesses.

          In addition to manufacturing, sourcing, marketing and distributing the Company's footwear products as reported in the Branded Footwear and Licensing segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc., and (iii) operates 70 domestic retail footwear stores.

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

          3.          Wolverine Retail. The Company operates 70 domestic retail shoe stores as of February 2005. These stores are under the Hush Puppies and FamilySM and Track'n Trail® names. The Company expects to open new stores under both formats in 2005. Both retail formats carry a large selection of Company branded footwear featuring such brands as Wolverine®, Merrell®, Hush Puppies®, CAT®, Sebago® and Harley-Davidson®. The Company also operates direct-to-customer retail websites, including www.upfootgear.com, www.trackandtrail.com, www.catfootwear.com and www.hushpuppies.com.

Marketing.

          The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States and international markets to foster a differentiated and consistent image for each of the Company's core footwear brands. Each footwear brand group has its own marketing personnel who develop the marketing strategy for products within that group. Marketing campaigns and strategies vary by brand and may target accounts and/or end users as they strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's footwear. Components of the brand-specific plans vary and may include print, radio and television advertising, event sponsorships, in-store point of purchase displays, promotional materials, and sales and technical assistance.

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

          In addition to its wholesale activities, the Company also operates a domestic retail operation as described above. The Company continues to develop various programs, both independently and with its retail customers, for the distribution of its products.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2004.

          The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the fourth accounting period versus the 12 weeks included in the first three accounting periods). The Company also experiences some fluctuation in its levels of working capital, typically including an increase in working capital requirements near the end of the third quarter. The Company provides working capital for such fluctuations through internal financing and through a revolving credit agreement that the Company has in place. The Company expects current seasonal sales patterns to continue in future years.

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of sales of branded footwear products generated from the Company's owned operations in Canada, the United Kingdom, Austria, Finland, France, Germany, The Netherlands, Spain, Sweden and Switzerland and from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Merrell Europe B.V., Merrell (Europe) Limited, Wolverine Europe Limited and Wolverine World Wide Corporation, Inc. (formerly known as Hush Puppies Canada Footwear, Ltd.). In addition, in January 2005, the Company's Canadian subsidiary, Wolverine World Wide Corporation, Inc., purchased selected assets of the Canadian CAT and Wolverine footwear businesses from the Company's former independent distributor, Wolverine Canada, Inc.; and also acquired the assets of the Company's Merrell Canada division to centralize its Canadian operations. The Company also acquired selected assets of its Merrell distributors in Sweden and Finland and began direct distribution of Sebago® brand products to retailers in the U.K. and Germany. The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of products (primarily Company footwear) bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell®, Sebago® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the CAT®, and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 76% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 88% are purchased or sourced from third parties, with the remainder produced at Company-operated facilities. Footwear produced by the Company is manufactured at Company-operated facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, and the Dominican Republic. For some of the Company-produced footwear, a "twin plant" concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic and Arkansas, and the technology intensive construction, or "bottoming," is performed primarily at the Company's Michigan facilities.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion®, DuraShocks®, Wolverine MultiShox™, Wolverine Compressor™, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, Continuum™, Sebago®, and Track'n Trail®. The Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the CAT® and Harley-Davidson® trademarks, and the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark, all pursuant to license arrangements with the respective trademark owners. The CAT®, Harley-Davidson®, and Stanley® licenses are long-term and extend for five or more years with conditional renewal options and are subject to early termination for breach. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Weather Tight® and All Season Weather Leathers™.

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

Order Backlog.

          At March 14, 2005, the Company had an order backlog of approximately $326 million compared with an order backlog of approximately $274 million at March 13, 2004. Substantially all of the backlog relates to demand for products expected to be shipped in 2005. Orders in backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Employees.

          As of January 1, 2005, the Company had approximately 5,134 domestic and foreign production, office and sales employees. Approximately 640 employees were covered by three union contracts expiring at various dates through May 1, 2006. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company, including the Company's Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter and Governance Committee Charter, is available at its website, http://www.wolverineworldwide.com. Printed copies of the documents listed above are available by writing to the Company at 9341 Courtland Drive, N.E., Rockford, MI 49351, Attention: Director of Investor Relations.

          The Company also makes available on or through its website, free of charge, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission ("SEC")) as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These materials are also accessible on the SEC's website at www.sec.gov.

Item 2.  Properties.

          The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company's manufacturing and tanning operations are primarily conducted at a combination of leased and owned facilities in Arkansas, Michigan and the Dominican Republic. The Company operates its warehousing operations primarily through owned warehouses in Rockford, Michigan, totaling approximately 475,000 square feet, a leased warehouse in Cedar Springs, Michigan, of approximately 362,000 square feet and a leased warehouse in Howard City, Michigan, of approximately 350,000 square feet, which the Company currently expects to expand by approximately 100,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant.

          The following table lists the names and ages of the Executive Officers of the Company as of January 1, 2005, and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer during the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company

Steven M. Duffy	52	Executive Vice President and President, Global Operations Group
V. Dean Estes	55	Vice President and President, Wolverine Footwear Group
Stephen L. Gulis, Jr.	47	Executive Vice President, Chief Financial Officer and Treasurer
Blake W. Krueger	51	Executive Vice President, Secretary, and President, Heritage Brands Group
Timothy J. O'Donovan	59	Chief Executive Officer and President
Nicholas P. Ottenwess	42	Vice President of Finance and Corporate Controller
Robert J. Sedrowski	55	Vice President of Human Resources
James D. Zwiers	37	General Counsel and Assistant Secretary

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

          Blake W. Krueger has served the Company as Executive Vice President, Secretary and President of the Heritage Brands Group since August 2004. From November 2003 to August 2004 he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

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

          The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2004 and 2003. The prices and dividends shown below have been retroactively adjusted to reflect the three-for-two stock split distributed on February 1, 2005. The number of stockholders of record on March 1, 2005 was 1,518.

	2004		2003
Stock Price	High	Low	High	Low
First quarter	$16.10	$13.40	$11.72	$9.53
Second quarter	18.81	15.38	12.87	10.70
Third quarter	17.92	14.27	14.00	12.35
Fourth quarter	21.66	16.18	14.39	13.00

Cash Dividends Declared Per Share:	2004	2003
First quarter	$.043	$.037
Second quarter	.043	.037
Third quarter	.043	.037
Fourth quarter	.065	.037

A quarterly dividend of $.065 per share was declared during the first quarter of fiscal 2005.

See Item 12 for information with respect to the Company's equity compensation plans.

The following table relates information regarding the Company's purchases of its own common stock during the fourth quarter:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 12, 2004 to October 9, 2004)
Common Stock Repurchase Program(2)		$			3,326,832
Employee Transactions(3)	24,111		18.30	N/A	N/A
Period 2 (October 10, 2004 to November 6, 2004)
Common Stock Repurchase Program(2)					3,326,832
Employee Transactions(3)	256,466		19.87	N/A	N/A
Period 3 (November 7, 2004 to December 4, 2004)
Common Stock Repurchase Program(2)	365,550		19.55	365,550	2,961,282
Employee Transactions(3)				N/A	N/A
Period 4 (December 5, 2004 to January 1, 2005)
Common Stock Repurchase Program(2)					2,961,282
Employee Transactions(3)	592,545		20.80	N/A	N/A
Total for Fourth Quarter ended January 1, 2005
Common Stock Repurchase Program(2)	365,550		$19.55	365,550	2,961,282
Employee Transactions(3)	873,122		20.46	N/A	N/A

1.	The information in this table and in these notes has been adjusted to reflect the three-for-two stock split distributed on February 1, 2005.
2.

The Company's Board of Directors approved two common stock repurchase programs, one on October 5, 2004, and one on December 9, 2003. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

3.	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company's employee stock compensation plans provides that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary(1)

	2004	2003	2002	2001	2000
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$991,909	$888,926	$827,106	$720,066	$701,291
Net earnings	65,938	51,716	47,912	45,240	10,690
Per share of common stock:
Basic net earnings(2)(3)	$1.15	$.88	$.79	$.74	$.17
Diluted net earnings(2)(3)	1.09	.85	.77	.71	.17
Cash dividends declared(2)	.19	.15	.12	.11	.09
Financial Position at Year End
Total assets	$639,571	$593,762	$531,994	$543,678	$494,568
Long-term debt	43,904	59,923	72,915	90,848	92,194

Notes to Five-Year Operating and Financial Summary

1.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K. In particular, see the discussions of the fiscal 2000 $45.0 million realignment charge as discussed in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission ("SEC") and Note 11 - Business Acquisitions.

2.

On December 15, 2004, the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 distributed to stockholders on February 1, 2005. All per share data has been retroactively adjusted for the increased shares resulting from this stock split. Treasury shares were excluded from the stock split.

3.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
During 2004, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue increased 11.6% to $991.9 million, marking a fifth consecutive annual revenue increase. Earnings per share growth extended for a fourth consecutive year, improving 28.2% to $1.09 per share. The Company ended 2004 with $72.2 million in cash on hand and a debt balance at an eight-year low. For the sixth year in a row, the Company recorded positive cash generation from operating activities with 2004 cash generation reaching a record $106.4 million. Continued focus on asset management programs contributed to significant reductions in accounts receivable days sales outstanding as well as improved inventory turnover ratios.

The Company's 2004 performance is a direct result of the execution of the Company's strategic growth plan unveiled several years ago. The key growth strategies of this plan include:

•

Expanding our global reach - Consumers in more than 140 countries purchased over 42.7 million pairs of footwear bearing our brand names during 2004. The Company's European-based wholesale operations represented over 17% of the Company's 2004 revenue and achieved year-over-year revenue growth exceeding 20%.

•

Pursuing and delivering product excellence - Our product development process continues to strengthen as the Company strives to deliver innovative, high quality, market-right products. This strategy has resulted in an increased global market share. A benefit of the evolving product development process is the creation of tightly-focused product collections and improved inventory turns for the Company.

•

Strengthening our brand/business portfolio - The Company successfully integrated the Sebago® brand, acquired in November 2003, into its business portfolio. The first full year's revenue was on plan while earnings exceeded expectations. The Company continued to reach consumers directly through global concept stores and shop-in-shops for the Merrell® and Hush Puppies® brands and expanded its Track'n Trail® retail concept stores.

•

Providing service excellence to our customers - In an effort to better serve its customers, and to deliver product to market faster, the Company added several enhancements to its strong suite of business systems. SAP® upgrades included the launch of the business warehouse and strategic enterprise management modules to more effectively meet today's rigorous financial reporting requirements. The Company's Online Account Service capabilities were made available in Canada and Europe. Customers in those markets now have the same 24/7 access to online ordering and account review capabilities that have proven beneficial to U.S. retailers.

•

Building a strong team and Company culture - The Company continues to attract and retain excellent leadership throughout the business. We continue to improve our management strength through training and career development, and our success is a result of the dedication, skills and experience of our global team.

During 2005, the Company expects to achieve a significant milestone - crossing the $1.0 billion revenue mark. Our strategic plan is focused on creating shareholder value through the delivery of consistent revenue and earnings growth, improved operating leverage, effective asset utilization and strong cash generation. The three-year growth goals include:

•	Producing annual revenue growth averaging mid- to upper-single digits - The Company expects this growth to be generated through global expansion and market share gains from its operations.
•	Generating earnings growth at approximately 1.5 times the rate of revenue growth - The Company expects its operating model to generate earnings at a rate significantly greater than revenue growth.
•

Driving the global growth of the Company's brands through investments in marketing and product development - The Company plans to increase its investment in marketing and product development at rates faster than revenue growth by reinvesting a portion of expected margin gains into brand building activities.

The following is a discussion of the Company's results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated financial statements and notes. All share and per share amounts in management's discussion and analysis of financial condition and results of operations have been adjusted for all periods to reflect the three-for-two stock split distributed on February 1, 2005.

RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Financial Summary - 2004 versus 2003

	2004		2003			Change
	$	%	$	%		$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$903.6	91.1%	$812.6	91.4%		$91.0	11.2%
Other business units	88.3	8.9%	76.3	8.6%		12.0	15.7%
Total revenue	$991.9	100.0%	$888.9	100.0%		$103.0	11.6%

Gross margin
Branded footwear and licensing	$343.1	38.0%	$300.1	36.9%		$43.0	14.3%
Other business units	31.0	35.1%	26.5	34.7%		4.5	17.0%
Total gross margin	$374.1	37.7%	$326.6	36.7%		$47.5	14.5%

Selling and administrative expenses	$274.1	27.6%	$246.7	27.7%		$27.4	11.1%
Interest expense-net	3.2	0.3%	5.5	0.6%		(2.3)	(41.8%	)
Other income-net	(0.3)	0.0%	(0.7)	(0.1%	)	(0.4)	(57.1%	)
Earnings before income taxes and minority interest	97.1	9.8%	75.1	8.5%		22.0	29.3%
Net earnings	65.9	6.6%	51.7	5.8%		14.2	27.5%

Diluted earnings per share	$1.09	-	$0.85	-		$0.24	28.2%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded footwear, licensed apparel and accessories. Within the Branded Footwear and Licensing segment, the Company has identified five operating units, consisting of the Wolverine Footwear Group (comprised of the Bates®, HyTest®, Stanley® and Wolverine® brands), the Outdoor Group (comprised of the Merrell® and Sebago® brands), the Heritage Group (comprised of Harley-Davidson® Footwear and CAT® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Hush Puppies® Retail and Wolverine® Leathers (comprised of the Tannery and Procurement operations). The following is supplemental information on total revenue:

Total Revenue

	2004		2003		Change
	$	%	$	%	$	%
(Millions of Dollars)
Wolverine Footwear Group	$269.3	27.1%	$255.4	28.7%	$13.9	5.4%
Outdoor Group	286.6	28.9%	223.2	25.1%	63.4	28.4%
Heritage Group	159.4	16.1%	152.2	17.1%	7.2	4.7%
The Hush Puppies Company	157.8	15.9%	151.1	17.0%	6.7	4.4%
Other Branded Footwear	30.5	3.1%	30.7	3.5%	(0.2)	(0.7%	)
Total branded footwear and licensing revenue	$903.6	91.1%	$812.6	91.4%	$91.0	11.2%
Other business units	88.3	8.9%	76.3	8.6%	12.0	15.7%
Total revenue	$991.9	100.0%	$888.9	100.0%	$103.0	11.6%

REVENUE
Revenue for 2004 increased $103.0 million over 2003. A full year of revenue from Sebago® represented $26.3 million of the increase. Increases in unit volume, changes in product mix and changes in selling price for the Branded Footwear and Licensing segment operations, as discussed below, contributed $58.5 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $18.2 million. Both domestic and international revenue increased with international revenue accounting for 27.6% of total revenue in 2004 compared to 24.5% in 2003.

The Wolverine Footwear Group's revenue increase was due to the success of the Bates® division. The Bates® brand improvements were driven by increased shipments of technical boot products to the U.S. military and the civilian uniform markets. A significant portion of the sales gain resulted from accelerated demand under a combat boot contract for the Department of Defense. Wolverine® Boots and Shoes recorded a decline in revenue principally as a result of lower average selling prices as the business responded to consumer demand for more boot product in the $80 - $120 retail price point category.

The Outdoor Group reported its seventh year of double-digit revenue growth. The Merrell® business accounted for over half of the increase. Merrell® experienced double-digit growth in the four wholesale markets that it services - U.S., Canada, U.K. and Europe. The Merrell® brand's presence continues to grow with 134 U.S. shop-in-shops in operation at year end. The Sebago® brand, in its first full year of operations, met its planned revenue goal. Approximately 60% of the Sebago® revenue was generated outside of the United States.

The Heritage Group recorded a mid-single-digit revenue increase for 2004. The Harley-Davidson® Footwear business recorded a slight increase for the year, with growth coming from new distribution channels. The CAT® Footwear business recorded revenue growth in the U.S., U.K. and, Europe and with the brand's international distributors. New product technologies introduced during the year as well as the impact of translating foreign denominated revenue to U.S. dollars contributed to the increase.

The Hush Puppies Company's revenue increase was generated from the U.K., Canada and the international licensing businesses. Within The Hush Puppies Company's foreign wholesale operations, Hush Puppies® U.K. reported a strong increase as a result of expanded distribution with fashion accounts. The Hush Puppies® Canada business recorded an increase in a challenging retail environment. Hush Puppies® U.S. experienced a revenue decrease as the business continued its transition plan from mature, lower-priced product to a younger, more contemporary-styled footwear assortment.

Revenue for Other Branded Footwear decreased as the Company executed a strategy to revamp its private label footwear offerings.

Within the Company's other business units, Hush Puppies® Retail reported a mid-single-digit same-store sales increase. Wolverine® Leathers recorded a revenue increase driven primarily by market demand for sueded leather footwear.

The Company ended 2004 with an order backlog approximately 13% above 2003 year-end levels. This backlog principally reflects demand for the first half of 2005.

GROSS MARGIN
The total gross margin level for 2004 of 37.7% was a 100 basis point improvement over the prior year. Benefits from favorable exchange rates comprise 60 basis points of the improvement. Inventory management programs as well as a higher margin product mix also contributed to the improvement.

SELLING AND ADMINISTRATIVE EXPENSES
The increase in selling and administrative expenses includes an additional $7.0 million investment in product development and marketing for the Company's branded products. The Company also recognized increases in profit sharing expense of $6.0 million. The impact of translating foreign denominated operating expense to U.S. dollars increased total expense by $4.9 million in 2004. The Company recorded a $1.2 million decrease in pension expense. The remaining increase relates primarily to selling costs that are directly variable to the increase in revenue.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflects lower average outstanding amounts on senior notes and lower working capital borrowings during the year as well as interest income from invested cash.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's 2004 effective income tax rate was 31.8% compared to 31.0% for 2003 and was in line with the Company's estimated annualized rate. The 2003 income tax rate included the cumulative impact of research and development tax credits, while 2004 reflected only one year of credit taken. The estimated annualized effective tax rate for fiscal 2005 is 32.0%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved 2004 net earnings of $65.9 million, an increase of $14.2 million over 2003.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Financial Summary - 2003 versus 2002

	2003		2002		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$812.6	91.4%	$748.8	90.5%	$63.8	8.5%
Other business units	76.3	8.6%	78.3	9.5%	(2.0)	(2.6%	)
Total revenue	$888.9	100.0%	$827.1	100.0%	$61.8	7.5%

Gross margin
Branded footwear and licensing	$300.1	36.9%	$265.1	35.2%	$35.0	13.2%
Other business units	26.5	34.7%	29.1	39.2%	(2.6)	(8.9%	)
Total gross margin	$326.6	36.7%	$294.2	35.6%	$32.4	11.0%

Selling and administrative expenses	$246.7	27.7%	$217.2	26.3%	$29.5	13.6%
Interest expense	5.5	0.6%	6.5	0.8%	(1.0)	(15.3%	)
Other income-net	(0.7)	0.1%	(1.0)	0.1%	0.3	(34.4%	)
Earnings before income taxes and minority interest	75.1	8.5%	71.7	8.7%	3.4	4.9%
Net earnings	51.7	5.8%	47.9	5.8%	3.8	7.9%

Diluted earnings per share	$0.85	-	$0.77	-	$0.08	10.4%

The following is supplemental information on total revenue:

Total Revenue

	2003		2002		Change
	$	%	$	%	$	%
(Millions of Dollars)
Wolverine Footwear Group	$255.4	28.7%	$243.9	29.6%	$11.5	4.7%
Outdoor Group	223.2	25.1%	180.0	21.7%	43.2	24.0%
Heritage Group	152.2	17.1%	149.8	18.1%	2.4	1.6%
The Hush Puppies Company	151.1	17.0%	143.9	17.4%	7.2	5.0%
Other Branded Footwear	30.7	3.5%	31.2	3.7%	(0.5)	(1.6%	)
Total branded footwear and licensing revenue	$812.6	91.4%	$748.8	90.5%	$63.8	8.5%
Other business units	76.3	8.6%	78.3	9.5%	(2.0)	(2.6%	)
Total revenue	$888.9	100.0%	$827.1	100.0%	$61.8	7.5%

REVENUE
Revenue for 2003 increased $61.8 million over 2002. Increases in unit volume, changes in product mix and changes in selling prices for the branded footwear operations as discussed below contributed $45.1 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $15.6 million. The acquisition of Sebago® added $3.1 million to revenue. These increases were offset by a $2.0 million decrease in the other business units. Both domestic and international revenue increased, with international revenue accounting for 24.1% of total revenue.

The Wolverine Footwear Group's revenue increase was largely due to the success of the Bates® division. The Bates® brand improvements were driven by increased shipments of technical boot products to the U.S. military and tactical ultra-light uniform footwear for the civilian uniform market. Wolverine® Boots and Shoes (including HyTest® and Stanley®) recognized an increase in units sold, but experienced a slight decline in revenue dollars per unit sold reflecting a continued shift in the marketplace to more moderately priced footwear.

The Outdoor Group reported its sixth consecutive year of double-digit revenue growth. The Merrell® U.S. footwear business accounted for approximately half of the increase, with growth coming from the outdoor/sporting goods and department store distribution channels. The Merrell® European and Canadian wholesale businesses also contributed to the increase, due to the expansion of multi-sport and casual footwear product sales. Revenue from the Merrell® international business increased with Italy, Japan, Argentina and Sweden/Finland each recognizing over a 100,000 pair increase from the prior year. Sebago®, which was purchased in November 2003, also contributed to the revenue increase for the Outdoor Group.

The Heritage Group had a slight sales increase for the year. Revenue from Harley-Davidson® Footwear improved due to expanded product offerings in the existing Harley-Davidson® dealerships, as well as in new distribution channels. CAT® Footwear realized a revenue decrease due to lower sales in the CAT® U.S. wholesale business, primarily caused by a reduction in shipments of work and industrial product resulting from cautious inventory reorders by large national chain retailers. The CAT® international distribution business reported improved revenues, reflecting an increase in pairs sold in Canada, South Africa, Saudi Arabia, Mexico and the Pacific Rim. The CAT® European business recognized an increase in revenue reflecting the impact of translating foreign denominated revenue to U.S. dollars.

The Hush Puppies Company's increase was generated primarily from the international divisions as a result of expanded retail distribution and higher royalty income from international licensees in the Pacific Rim and Europe. Within The Hush Puppies Company's foreign wholesale operations, Hush Puppies® U.K. reported strong increases in revenue as a result of expanded distribution of its better grade products while Hush Puppies® Canada revenue was up slightly for the year. Hush Puppies® U.S. experienced a slight decrease in revenue as it continued to transition from lower-priced, more mature products in favor of higher-priced, better-grade footwear aimed at a younger, more contemporary consumer.

Revenue for Other Branded Footwear decreased slightly due to lower shipments of private label product.

Within the Company's other business units, Hush Puppies® Retail reported an increase in the low-single-digit range as a result of same-store revenue increases and new store openings. Wolverine® Leathers recorded decreases in revenue due to reduced market demand for sueded leather used for footwear.

The Company ended 2003 with an order backlog of approximately 19% above 2002 year-end levels. The purchase of Sebago® contributed 4% of the increase.

GROSS MARGIN
The gross margin dollar and percentage increases for the branded footwear segment relate to the increased sales mix of the Company's lifestyle product offerings (80 basis points), fewer required markdowns on slow moving inventories (50 basis points) and favorable foreign exchange rate changes (20 basis points). The gross margin percentage for the other business units decreased as a result of inefficiencies and overhead absorption losses experienced in the Wolverine® Leathers operation due to reduced production levels. Hush Puppies® Retail's gross margin level remained flat.

SELLING AND ADMINISTRATIVE EXPENSES
The increase in selling and administrative expenses includes planned increases of $7.3 million in pension expense, due to reductions in the market value of assets and interest rates used in the actuarial valuation, and $2.3 million in employee benefit costs. The impact of translating foreign denominated operating expense to U.S. dollars increased total expenses by $6.6 million in 2003. The remaining increase relates primarily to selling and distribution costs that are directly variable to the increase in revenue.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign currency transactions.

The Company's 2003 effective income tax rate was 31.0% compared to 32.9% for 2002. This reduced effective tax rate reflects the overall profit mix from the Company's foreign entities and the cumulative impact of research and development tax credits recorded in 2003. The Company expects the research and development tax credit will have an ongoing positive benefit.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved 2003 net earnings of $51.7 million, an increase of $3.8 million over 2002.

LIQUIDITY AND CAPITAL RESOURCES
	January 1,	January 3,	Change
	2005	2004	$	%
(Millions of Dollars)
Cash	$ 72.2	$ 55.4	$ 16.8	30.4%
Accounts receivable	151.2	146.9	4.3	2.9%
Inventories	182.9	164.9	18.0	10.9%
Accounts payable	50.5	26.3	24.2	91.9%
Accrued salaries and wages	19.4	16.7	2.7	16.4%
Other accrued liabilities	28.6	26.7	1.9	6.9%
Debt	43.9	59.9	(16.0)	(26.7%	)

Cash provided by operating activities	106.4	102.2	4.2	4.1%
Additions to property, plant and equipment	18.1	16.0	2.1	12.9%
Depreciation and amortization	19.1	17.9	1.2	6.3%

The Company continued to strengthen its balance sheet in 2004. Accounts receivable increased 2.9% on an 11.6% revenue gain. Cash of $106.4 million was generated from operating activities in 2004, with cash of $12.2 million generated from working capital improvements. Inventory levels were up 10.9%, which was slightly less than the revenue gain. The inventory increase reflects receipt of the Merrell® Continuum™ product line for spring 2005, which was accelerated as retail demand was high. The accounts receivable days sales outstanding was reduced by 10.2% and inventory SKU (stock keeping unit) levels were reduced by 5.1%.

The increase in accounts payable was attributed to the timing of inventory purchases from contract suppliers, specifically the acceleration of the Merrell® Continuum™ product noted above. The increase in accrued salaries and wages was due to profit sharing accruals. The increase in other accrued liabilities was a result of a 50% increase in the level of cash dividends declared in the fourth quarter and distributed on February 1, 2005.

The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements and consumer-direct initiatives. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under revolving credit facilities at January 1, 2005 or January 3, 2004. The Company was in compliance with all debt covenant requirements at January 1, 2005. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $3.2 million and $2.4 million at the end of 2004 and 2003, respectively. The total debt to total capital ratio for the Company was 8.7% in 2004 and 12.2% in 2003.

The Company's pension benefit results are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax expense resulting from the Company's qualified defined benefit pension plans decreased $1.2 million ($0.01 per share) for 2004 when compared to 2003 as a result of market conditions that positively affected asset values of the plan investments. The Company also recorded a net change of $1.0 million within the accumulated other comprehensive income component of stockholders' equity in 2004 which reduced a portion of the previously recorded minimum pension liability. This adjustment had no impact on the net earnings or cash flows of the Company. The Company estimates that pre-tax expense related to qualified defined benefit pension plans will increase by an additional $3.1 million (approximately $0.04 per share) in 2005 as compared to 2004 as a result of the amortization of prior losses incurred as a result of market value declines and discount rate deductions.

Applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and SFAS No. 132, the Company's qualified pension plans (the "Plans") were overfunded by $3.5 million in 2004 and underfunded by $2.4 million in 2003. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2004 and a requirement of $0.6 million for 2003. Discretionary cash contributions were made to the Plans totaling $5.0 million in 2004 and $8.9 million in 2003 to provide long-term stability to the Plans.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($96.1 million at January 1, 2005 and $69.6 million at January 3, 2004) of foreign subsidiaries as the Company expects such earnings will be reinvested overseas indefinitely. However, the Company is analyzing the potential impact of the repatriation provision of the American Jobs Creation Act of 2004 (the "Act"), which would allow the Company to bring these foreign earnings back to the United States at reduced tax rates effective until December 31, 2005. If elected, the amount of repatriation is not expected to exceed $70.0 million because a dividend of earnings from certain jurisdictions would not result in a tax benefit where foreign statutory rates exceed the U.S. rate. Technical corrections to the Act are pending issuance and therefore it is not currently practicable to estimate the potential range of impact on income taxes.

The Company's Board of Directors has approved three common stock repurchase programs each authorizing the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective dates listed below. The primary purpose of these stock repurchase programs is to increase shareholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors.

Effective date	Shares repurchased in 2004	Market price of shares repurchased	Shares repurchased in 2003	Market price of shares repurchased	Cumulative shares repurchased	Market price of cumulative shares
October 5, 2004	38,718	$ 773,000	-	-	38,718	$ 773,000
December 9, 2003	3,000,000	49,020,000	-	-	3,000,000	49,020,000
August 19, 2002	211,500	3,219,000	1,933,800	$24,296,000	3,000,000	36,529,000

The Company declared dividends of $11.2 million in 2004, or $0.19 per share, which was a 26.7% increase over the $8.6 million, or $0.15 per share, declared in 2003. On February 10, 2005, the Company declared a quarterly cash dividend of $0.065 per share of common stock, an increase of 50.0% as compared to the same period of 2004. The quarterly dividend is payable on May 2, 2005, to shareholders of record on April 1, 2005. On December 15, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 distributed on February 1, 2005.

On January 3, 2005, the Company expanded its owned Wolverine® and CAT® operations in Canada. Based on a preliminary purchase price allocation, assets consisting primarily of inventory and fixed assets totaling approximately $1.7 million were acquired from the Company's former Wolverine® and CAT® Footwear distributor for cash of $2.2 million, subject to certain post-closing adjustments, and resulted in goodwill and intangible assets of approximately $0.5 million.

On January 3, 2005, the Company expanded its owned Merrell® operations in Sweden and Finland and its Sebago® operations in the United Kingdom and Germany. Based on a preliminary purchase price allocation, assets consisting primarily of inventory totaling approximately $0.5 million were acquired from former distributors for cash.

On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., a global distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18.6 million and assumed liabilities of approximately $2.0 million. Subject to certain post-closing adjustments, the total purchase price of Sebago, Inc., was $16.9 million, which consisted of $14.9 million paid in cash and a note payable for $2.0 million ($1.0 million paid in 2004 and $1.0 million payable in 2005), resulting in goodwill of $0.2 million.

These acquisitions are discussed further in Note 11 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123(R) effective June 19, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The Company is currently evaluating the alternative methods of adoption.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of

SFAS No. 123 as disclosed in Note 1 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

REVENUE RECOGNITION
The Company's revenue consists of sales to customers, license fees and royalties. Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products bearing the Company's trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by distributors and licensees.

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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company's expectations. Adjustments to these estimates may be required if the financial condition of the Company's customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period the Company made such a determination. At January 1, 2005 and January 3, 2004, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and most domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished goods inventories in foreign countries where LIFO is not permitted. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company's cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company's cost of sales and inventory would be recorded in the period in which such determination was made.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and there was no impairment indicated for 2004 or 2003.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would result in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2004 or 2003.

On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and earnings by tax jurisdictions during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of its debt on a fixed-rate basis. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At January 1, 2005 and January 3, 2004, the Company had outstanding forward currency exchange contracts to purchase $47.0 million and $37.9 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 280 days.

The Company also has production facilities in the Dominican Republic where financial statements reflect U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from third party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2005 and beyond.

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and The Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the years ended January 1, 2005 and January 3, 2004, the strengthening of foreign currencies increased the value of these investments in net assets by $9.7 million and $10.9 million, respectively. This gain resulted in cumulative foreign currency translation adjustments at January 1, 2005 and January 3, 2004 of $23.8 million and $14.1 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

							2004		2003
	2005	2006	2007	2008	2009	There- after	Total	Fair Value	Total	Fair Value
(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed rate	$11.7	$10.8	$10.7	$10.7	-	-	$43.9	$46.0	$59.9	$65.5
Average interest rate	6.4%	6.5%	6.5%	6.5%	-	-	6.5%	-	6.5%	-

The Company has the following payments under contractual obligations due by period:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
(Thousands of Dollars)
Long-term debt	$ 43,857	$ 11,714	$21,429	$10,714	$ -
Estimated interest on long-term debt	2,834	746	1,392	696	-
Capital leases	47	20	23	4	-
Operating leases	55,517	10,736	16,901	12,503	15,377
Purchase obligations (1)	147,720	147,720	-	-	-
Deferred compensation	2,356	325	628	544	859
Pension (2)	3,000	3,000	-	-	-
SERP	12,871	589	1,177	1,177	9,928
Dividends declared	7,387	7,387	-	-	-
Minimum royalties	4,620	1,118	1,788	1,714	-
Minimum advertising	7,606	1,433	2,995	3,178	-
Total	$287,815	$184,788	$46,333	$30,530	$26,164

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.

(2)

Pension obligations reflect only planned pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

Should additional funds be required, the Company had $173.5 million of additional borrowing capacity available under all of its existing credit facilities at January 1, 2005. The Company's additional borrowing capacity is summarized as follows:

	Expiration of availability
	Total commitments available	Less than 1 year	1 year or greater
(Millions of Dollars)
Revolving credit	$150.0	$ -	$150.0
Commercial letters of credit	21.5	21.5	-
Standby letters of credit	2.0	2.0	-

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Management's Report on Internal Control Over Financial Reporting.

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2005, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2005.

          Management's assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

          There was no change in the Company's internal control over financial reporting that occurred during the sixteen-week period ended January 1, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable regulations of the SEC and the New York Stock Exchange (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that David T. Kollat and Phillip D. Matthews are audit committee financial experts as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company dated March 14, 2005, under the caption "Wolverine's Board of Directors" under the subheading "Board Committees and Meetings-Audit Committee."

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

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheadings "Nominees for Terms Expiring in 2008," "Continuing Directors - Terms Expiring in 2007," and "Continuing Directors - Terms Expiring in 2006" in the definitive Proxy Statement of the Company dated March 14, 2005, is incorporated herein by reference.

          In addition to the directors discussed in the definitive Proxy Statement, the Company's Board of Directors currently includes Elizabeth A. Sanders (age 59), who will retire at this year's annual meeting. Her term was scheduled to expire at the annual meeting in 2006. Ms. Sanders is retiring after 10 years of service as a director. Ms. Sanders is the principal of The Sanders Partnership, a management consulting practice. Ms. Sanders has held that position since 1990. Ms. Sanders was previously Vice President of Nordstrom, Inc., a retailer. Ms. Sanders is also a director of Washington Mutual, Inc.; Denny's Corporation; and Wellpoint Health Networks, Inc.

          The information regarding directors and executive officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company dated March 14, 2005, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.	Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheadings "Compensation of Directors" and "Board Committees and Meetings-Compensation Committee," and under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements" and "Wolverine's Stock Price Performance" in the definitive Proxy Statement of the Company dated March 14, 2005, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" and under the caption "Executive Compensation" under the subheading "Equity Compensation Plan Information" contained in the definitive Proxy Statement of the Company dated March 14, 2005, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company dated March 14, 2005, are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company dated March 14, 2005, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

•	Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

•	Notes to the Consolidated Financial Statements as of January 1, 2005.

•	Reports of Independent Registered Public Accounting Firm.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts of Continuing Operations.

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

4.7	Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008.

4.8

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.7 and 4.9. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.9

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

4.10

First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.11

Second Amendment dated as of August 30, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.12

Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

4.13	Fourth Amendment dated as of April 30, 2003, to the Credit Agreement dated as of May 29, 2001.

4.14	Fifth Amendment dated as of August 31, 2004, to the Credit Agreement dated as of May 29, 2001.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5	Stock Incentive Plan of 1999.*

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

10.13	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.14	Executive Severance Agreement.* An updated participant schedule is attached as Exhibit 10.14.

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

10.18	Employees' Pension Plan (Restated as amended through July 7, 2004).*

10.19	Form of Incentive Stock Option Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.20

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan. Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.21	Form of Non-Qualified Stock Option Agreement for other employees. Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.22	Form of Restricted Stock Agreement. Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.23	Form of Stock Option Agreement for non-employee directors.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

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

WOLVERINE WORLD WIDE, INC.

Dated March 16, 2005	By:	/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Geoffrey B. Bloom Geoffrey B. Bloom	Chairman of the Board of Directors	March 16, 2005

/s/ Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer, President (Principal Executive Officer) and Director	March 16, 2005

/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2005

/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2005

*/s/ Donald V. Fites Donald V. Fites	Director	March 16, 2005

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 16, 2005

*/s/ David T. Kollat David T. Kollat	Director	March 16, 2005

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 16, 2005

*/s/ Phillip D. Matthews Phillip D. Matthews	Director	March 16, 2005

*/s/ David P. Mehney David P. Mehney	Director	March 16, 2005

*/s/ Elizabeth A. Sanders Elizabeth A. Sanders	Director	March 16, 2005

*/s/ Paul D. Schrage Paul D. Schrage	Director	March 16, 2005

*by /s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2005

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2004	2003
(Thousands of Dollars)
Assets
Current assets:
Cash and cash equivalents	$72,172	$55,356
Accounts receivable, less allowances (2004-$8,200; 2003-$10,462)	151,174	146,879
Inventories:
Finished products	161,315	143,127
Raw materials and work-in-process	21,609	21,777
	182,924	164,904

Deferred income taxes	6,113	6,528
Other current assets	18,472	12,969
Total current assets	430,855	386,636

Property, plant and equipment:
Land	962	1,080
Buildings and improvements	65,246	64,235
Machinery and equipment	136,950	128,954
Software	49,686	44,081
	252,844	238,350

Less accumulated depreciation	157,914	142,343
	94,930	96,007
Other assets:
Goodwill	35,552	34,391
Other non-amortizable intangibles	8,090	7,739
Cash surrender value of life insurance	26,930	24,880
Prepaid pension costs	35,289	34,332
Other	7,925	9,777
	113,786	111,119
Total assets	$639,571	$593,762

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,521	$26,328
Salaries, wages and other compensation	19,435	16,696
Income taxes	-	1,513
Taxes, other than income taxes	4,736	3,416
Other accrued expenses	23,824	21,793
Current maturities of long-term debt	11,735	16,020
Total current liabilities	110,251	85,766

Long-term debt, less current maturities	32,169	43,903
Deferred compensation	9,024	5,736
Accrued pension liabilities	14,979	14,881
Deferred income taxes	14,291	13,068
Minority interest	566	314

Stockholders' equity:
Common stock, $1 par value: authorized 80,000,000 shares; issued,
including treasury shares: 2004-67,350,495; 2003-66,389,233	67,350	66,389
Additional paid-in capital	99,518	81,980
Retained earnings	437,406	382,603
Accumulated other comprehensive income	19,446	8,540
Unearned compensation	(4,954)	(4,138)
Cost of shares in treasury: 2004-9,452,361 shares; 2003-7,209,313 shares	(160,474)	(105,280)
Total stockholders' equity	458,291	430,094
Total liabilities and stockholders' equity	$639,571	$593,762

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Fiscal Year
	2004	2003	2002
(Thousands of Dollars, Except Per Share Data)
Common Stock
Balance at beginning of the year	$66,389	$65,825	$66,192
Common stock issued under stock incentive plans
(2004-2,081,586 shares; 2003-1,234,893 shares;
2002-639,814 shares)	2,082	1,235	640
Impact of stock split on treasury shares	(1,121)	(671)	(1,007)
Balance at end of the year	67,350	66,389	65,825

Additional Paid-In Capital
Balance at beginning of the year	81,980	71,009	65,993
Amounts associated with common stock issued
under stock incentive plans:
Proceeds over par value	8,878	8,281	3,333
Income tax benefits	7,782	1,710	531
Impact of stock split on treasury shares	1,121	671	1,007
Issuance of treasury shares (2004-8,924 shares;
2003-27,886 shares; 2002-142,894 shares)	87	51	409
Net change in employee notes receivable	(330)	258	(264)
Balance at end of the year	99,518	81,980	71,009

Retained Earnings
Balance at beginning of the year	382,603	339,475	298,755
Net earnings	65,938	51,716	47,912
Cash dividends (2004-$.19 per share;
2003-$.15 per share; 2002-$.12 per share)	(11,135)	(8,588)	(7,192)
Balance at end of the year	437,406	382,603	339,475

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of the year	8,540	(23,522)	(4,109)
Foreign currency translation adjustments	9,727	10,922	6,101
Change in fair value of foreign exchange contracts, net of
taxes (2004-$174; 2003-$730; 2002- $89)	160	(1,393)	(244)
Minimum pension liability adjustment, net of taxes
(2004-$524; 2003-$11,608; 2002-$13,016)	1,019	22,533	(25,270)
Balance at end of the year	19,446	8,540	(23,522)

Unearned Compensation
Balance at beginning of the year	(4,138)	(3,833)	(4,649)
Awards under restricted stock incentive plans	(4,165)	(2,488)	(2,037)
Compensation expense	3,349	2,183	2,853
Balance at end of the year	(4,954)	(4,138)	(3,833)

Cost of Shares in Treasury
Balance at beginning of the year	(105,280)	(79,857)	(48,030)
Common stock purchased for treasury
(2004-2,251,972 shares; 2003-1,367,770 shares;
2002-2,154,335 shares)	(55,331)	(25,656)	(33,626)
Issuance of treasury shares (2004-8,924 shares;
2003-27,886 shares; 2002-142,894 shares)	137	233	1,799
Balance at end of the year	(160,474)	(105,280)	(79,857)
Total stockholders' equity at end of the year	$458,291	$430,094	$369,097

Comprehensive Income
Net earnings	$65,938	$51,716	$47,912
Foreign currency translation adjustments	9,727	10,922	6,101
Change in fair value of foreign exchange contracts, net of taxes	160	(1,393)	(244)
Minimum pension liability adjustment, net of taxes	1,019	22,533	(25,270)
Total comprehensive income	$76,844	$83,778	$28,499

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2004	2003	2002
(Thousands of Dollars, Except Per Share Data)

Revenue	$991,909	$888,926	$827,106

Cost and expenses:
Cost of products sold	617,774	562,338	532,878
Selling and administrative expenses	274,125	246,652	217,154
Interest expense	4,185	5,896	6,721
Interest income	(940)	(422)	(255)
Other income - net	(305)	(686)	(1,046)
	894,839	813,778	755,452
Earnings before income taxes and minority interest	97,070	75,148	71,654

Income taxes	30,879	23,262	23,599
Earnings before minority interest	66,191	51,886	48,055

Minority interest	253	170	143

Net earnings	$65,938	$51,716	$47,912

Net earnings per share:
Basic	$1.15	$0.88	$0.79
Diluted	1.09	0.85	0.77

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2004	2003	2002
(Thousands of Dollars)
Operating Activities
Net earnings	$65,938	$51,716	$47,912
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Depreciation	18,683	17,664	16,633
Amortization	388	283	227
Deferred income taxes (credit)	1,179	(902)	216
Unearned compensation	3,349	2,183	2,853
Other	4,624	(3,721)	(185)
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	15,534	(5,879)
Inventories	(15,833)	17,069	24,884
Other operating assets	(2,776)	529	(1,076)
Accounts payable	21,229	(5,820)	(656)
Other operating liabilities	11,912	7,668	3,350
Net cash provided by operating activities	106,361	102,203	88,279

Investing Activities
Business acquisitions, net of cash acquired	-	(14,780)	(27,366)
Additions to property, plant and equipment	(18,080)	(16,015)	(13,875)
Other	(104)	58	607
Net cash used in investing activities	(18,184)	(30,737)	(40,634)

Financing Activities
Payments of short-term debt	-	-	(90)
Proceeds from long-term borrowings	44,385	66,194	94,215
Payments of long-term debt	(60,404)	(81,176)	(112,226)
Cash dividends	(11,135)	(8,588)	(7,192)
Purchase of common stock for treasury	(55,331)	(25,656)	(33,626)
Proceeds from shares issued under stock incentive plans	6,688	7,570	2,202
Net cash used in financing activities	(75,797)	(41,656)	(56,717)
Effect of foreign exchange rate changes	4,436	(1,532)	330
Increase (decrease) in cash and cash equivalents	16,816	28,278	(8,742)

Cash and cash equivalents at beginning of the year	55,356	27,078	35,820
Cash and cash equivalents at end of the year	$72,172	$55,356	$27,078

Other Cash Flow Information
Interest paid	$4,056	$5,461	$6,633
Net income taxes paid	23,868	22,725	18,201

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, work shoes and boots, uniform shoes and boots, constructed slippers and moccasins. The Company's global portfolio of owned and licensed brands includes: Bates, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and a pigskin procurement operation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week period ended January 1, 2005, the 53-week period ended January 3, 2004 and the 52-week period ended December 28, 2002.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped and legal title has passed to the customer. Revenue generated through programs with licensees and distributors involving products bearing the Company's trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by distributors and licensees.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished goods inventories in foreign countries where LIFO is not permitted. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals, betterments and software. Normal repairs and maintenance are expensed as incurred.

Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements and from three to ten years for machinery, equipment and software.

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents and customer lists. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to fifteen years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $1,492,000 and $986,000 for 2004 and 2003, respectively, and accumulated amortization of $1,159,000 and $694,000 for 2004 and 2003, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2004 are as follows: 2005-$440,000; 2006-$407,000; 2007-$317,000; 2008-$181,000; 2009-$89,000.

The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill and other non-amortizable intangibles.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended January 1, 2005 and January 3, 2004 are as follows:

	Goodwill	Trademarks	Total
(Thousands of Dollars)
Balance at December 28, 2002	$30,706	$2,582	$33,288
Intangibles acquired	820	5,157	5,977
Purchase accounting adjustments	(614)	-	(614)
Foreign currency translation effects	3,479	-	3,479
Balance at January 3, 2004	34,391	7,739	42,130
Intangibles acquired	-	351	351
Purchase accounting adjustments	(613)	-	(613)
Foreign currency translation effects	1,774	-	1,774
Balance at January 1, 2005	$35,552	$8,090	$43,642

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value.

STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive awards. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price.

Where compensation expense has been determined by APB Opinion No. 25, pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.4% (2.9% in 2003 and 4.2% in 2002); dividend yield of 1.0% (1.3% in 2003 and 1.1% in 2002); expected market price volatility factor of 0.317 (0.386 in 2003 and 0.420 in 2002); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $4.68 in 2004, $3.30 in 2003 and $3.65 in 2002.

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company recognizes compensation cost for fixed awards with pro rata vesting using the straight-line attribution method. The Company's pro forma information under SFAS No. 123 is as follows:

		2004	2003	2002
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported		$65,938	$51,716	$47,912
Add:	Total stock-based employee compensation
	expense included in reported net income, net of
	related tax effects	3,374	2,326	2,862
Deduct:	Total stock-based employee compensation
	expense determined under fair value
	method for all awards, net of related tax effects	8,330	5,456	5,873
Pro forma net earnings		$60,982	$48,586	$44,901

Net earnings per share:
Basic-as reported		$1.15	$0.88	$0.79
Basic-pro forma		1.06	0.83	0.75
Diluted-as reported		1.09	0.85	0.77
Diluted-pro forma		1.01	0.79	0.72

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. The Company intends to adopt SFAS No. 123(R) effective June 19, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The Company is currently evaluating the alternative methods of adoption.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of SFAS No. 123 as disclosed above. SFAS No.123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

ADVERTISING COSTS
Advertising costs are expensed as incurred and customer specific advertising dollars are expensed when earned by customers.  Total advertising expense was $38,611,000 in 2004, $35,254,000 in 2003, and $33,584,000 in 2002 and includes customer specific advertising dollars of $9,689,000 in 2004, $9,652,000 in 2003, and $8,311,000 in 2002. The Company provides sales incentives to certain retail customers in the form of a cooperative advertising program and accounts for this in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).  Under this program, customers are reimbursed for Company-approved advertising expenditures where the value to the Company is objectively verifiable.

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

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2004	2003	2002
Weighted average shares outstanding during the year	58,498,042	59,846,151	61,524,543
Adjustment for nonvested common stock	(1,099,677)	(1,081,869)	(1,156,123)
Denominator for basic earnings per share	57,398,365	58,764,282	60,368,420
Effect of dilutive stock options	2,265,984	1,570,782	1,165,296
Adjustment for nonvested common stock - treasury method	809,708	746,343	799,695
Denominator for diluted earnings per share	60,474,057	61,081,407	62,333,411

Options to purchase 588,978 shares of common stock in 2004, 988,601 shares in 2003 and 1,194,730 shares in 2002 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

STOCK SPLIT
On December 15, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 distributed to shareholders on February 1, 2005. All share and per share amounts in the consolidated financial statements and related notes have been adjusted for all periods to reflect the stock split. Treasury shares were excluded from the stock split.

FOREIGN CURRENCY
For the Company's international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses are included in the consolidated statements of operations and were not material.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt with a carrying value of $43,857,000 and a fair value of $45,996,000 at January 1, 2005 and a carrying value of $59,857,000 and a fair value of $65,465,000 at January 3, 2004, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 1, 2005 and January 3, 2004, foreign exchange contracts with a notional value of $46,974,500 and $37,902,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of January 1, 2005 and January 3, 2004, a liability of $1,821,000 and $2,270,000, respectively, has been recognized for the fair value of the foreign currency forward exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material in 2004 or 2003. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Ending accumulated other comprehensive income (loss) is as follows:

	2004	2003
(Thousands of Dollars)
Foreign currency translation adjustments	$23,787	$14,060
Foreign currency cash flow hedge adjustments, net of taxes
(2004 - $993; 2003 - $819)	(1,477)	(1,637)
Minimum pension liability adjustments, net of taxes
(2004 - $1,476; 2003 - $2,000)	(2,864)	(3,883)
Accumulated other comprehensive income	$19,446	$8,540

RECLASSIFICATIONS
Certain amounts previously reported in 2003 and 2002 have been reclassified to conform with the presentation used in 2004.

2. Inventories
Inventories of $81,771,000 at January 1, 2005 and $90,368,000 at January 3, 2004 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,614,000 and $9,324,000 higher than reported at January 1, 2005 and January 3, 2004, respectively.

3. Debt
Long-term debt consists of the following obligations:

	2004	2003
(Thousands of Dollars)
6.5% senior notes payable	$42,857	$53,571
7.81% senior notes payable	-	4,286
Revolving credit obligations	-	-
Other	1,047	2,066
	43,904	59,923
Less current maturities	11,735	16,020
	$32,169	$43,903

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

The 7.81% unsecured senior notes payable was paid in full on August 13, 2004.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, of which $10,000,000 pertains to the Company's Canadian subsidiary. Of the remaining $140,000,000 facility available to the U.S. operations, $35,000,000 may also be utilized by the European subsidiaries. This agreement, which expires May 2006, requires that interest be paid at a variable rate based on one of the following options elected by the Company: prime or LIBOR or money market rate plus applicable spread.

The Company had commercial letters of credit outstanding of $3,175,000 and $2,380,000 at January 1, 2005 and January 3, 2004, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of consolidated net worth. At January 1, 2005, the Company was in compliance with all restrictive covenants and retained earnings in excess of covenant requirements were $83,968,000. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt subsequent to 2005 are as follows: 2006-$10,730,000; 2007-$10,721,000; 2008-$10,718,000.

Interest costs of $408,000 in 2004, $235,000 in 2003 and $254,000 in 2002 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018. At January 1, 2005, minimum rental payments due under all noncancelable leases were as follows: 2005-$10,736,000; 2006-$9,082,000; 2007-$7,819,000; 2008-$6,762,000; 2009-$5,741,000; thereafter-$15,377,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $11,542,000 in 2004, $11,614,000 in 2003 and $11,011,000 in 2002.

5. Capital Stock
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none is issued or outstanding.

The Company has a preferred stock rights plan that is designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Two-thirds of one right is associated with each share of common stock currently outstanding. The rights trade with the common stock and become exercisable only upon the occurrence of certain triggering events. Each right, when exercisable, will entitle the holder to purchase one one-

hundredth of a share of Series B junior participating preferred stock for $120. The Company has designated 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance under the Company's preferred stock rights plan. Upon issuance for reasons other than liquidation, each share of Series B junior participating preferred stock will have 100 votes and a preferential quarterly dividend equal to the greater of $21 per share or 100 times the dividend declared on common stock.

If, after a triggering event, the Company is a party to a merger or other business combination, regardless of whether the Company is the surviving corporation, right holders other than the party to the merger will be entitled to receive common stock of the surviving corporation worth twice the exercise price of the rights. The plan also provides for protection against self-dealing transactions by certain 15% stockholders or the activities of an adverse person (as defined in the plan). The Company may redeem the rights for $.01 each at any time prior to a person being designated as an adverse person or fifteen days after a triggering event. Unless redeemed earlier, all rights expire on May 7, 2007. The Board of Directors can elect to exclude certain transactions from triggering the exercise of preferred stock rights and other actions under the plan.

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and non-employee directors. Options granted are exercisable over no more than ten years and vest over various periods. All unexercised options are available for future grant upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at December 29, 2001	5,971,896	$9.65
Granted	1,196,991	10.39
Exercised	(482,803)	7.25
Cancelled	(67,787)	10.57
Outstanding at December 28, 2002	6,618,297	9.93
Granted	1,208,001	10.81
Exercised	(1,127,250)	7.96
Cancelled	(66,084)	13.45
Outstanding at January 3, 2004	6,632,964	10.41
Granted	1,938,069	17.75
Exercised	(2,880,662)	9.90
Cancelled	(108,186)	13.60
Outstanding at January 1, 2005	5,582,185	$13.14

Shares available for grant under the stock option plans were 2,067,445 at January 1, 2005, 3,147,514 at January 3, 2004, and 2,416,321 at December 28, 2002.

The exercise prices of options outstanding at January 1, 2005 range from $4.36 to $21.13. A summary of stock options outstanding and options exercisable at January 1, 2005 is as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted- Average Exercise Price	Average Remaining Contractual Life	Number	Weighted- Average Exercise Price
Less than $10	903,207	$7.46	3.7 years	901,933	$7.46
$10 to $15	2,348,358	10.58	6.6 years	1,677,360	10.60
Greater than $15	2,330,620	17.91	6.2 years	1,763,673	18.72
	5,582,185	$13.14	6.0 years	4,342,966	$13.25

The number of options exercisable at January 3, 2004 and December 28, 2002 totaled 5,273,376 and 5,256,171, respectively, with weighted-average exercise prices of $10.40 and $9.98, respectively.

The Company also has stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), a requirement to forfeit the award upon certain terminations of employment in cases other than death, disability, retirement or consensual severance and performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 294,120 in 2004, 242,850 in 2003 and 242,550 in 2002 were awarded under these plans. The weighted-average grant date fair value was $15.37 in 2004, $10.57 in 2003 and $10.31 in 2002 for the shares awarded. There were 13,734 awards cancelled in 2004 and 27,336 awards cancelled in 2002. There were no awards cancelled in 2003. The market value of the shares awarded without performance criteria is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period. Awards based on performance criteria are amortized to operations over the combined performance and vesting period.

6. Retirement Plans
The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company's principal defined benefit pension plan provides benefits based on the employees' years of service and final average earnings (as defined in the plan), while the other plan provides benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $26,245,000 at January 1, 2005 and $24,648,000 at January 3, 2004 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all domestic employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes to the extent allowable under applicable regulations. The Company recognized expense for the money accumulation plan of $1,788,000 in 2004, $1,620,000 in 2003 and $1,500,000 in 2002. The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $832,000 in 2004, $662,000 in 2003, and $506,000 in 2002.

The Company uses a September 30 measurement date for its defined benefit plans. The following summarizes the status of and changes in the Company's pension assets and related obligations for its pension plans (which include the Company's defined benefit pension plans and the SERP) as of:
	September 30
	2004	2003
(Thousands of Dollars)
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$146,486	$132,544
Service cost pertaining to benefits earned during the year	3,983	3,243
Interest cost on projected benefit obligations	8,991	8,634
Effect of changes in actuarial assumptions	37	(401)
Actuarial losses	4,176	9,027
Benefits paid to plan participants	(6,805)	(6,561)
Projected benefit obligations at end of the year	$156,868	$146,486

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$127,854	$102,486
Actual net investment gain	17,559	22,195
Company contributions	5,664	9,734
Benefits paid to plan participants	(6,805)	(6,561)
Fair value of pension assets at end of the year	$144,272	$127,854

Funded status	$(12,596)	$(18,632)
Unrecognized prior service costs	3,253	3,879
Unrecognized net actuarial losses	35,118	41,465
Net amount recognized	$25,775	$26,712

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$36,416	$37,578
Accrued benefit cost	(16,778)	(18,887)
Intangible assets	1,797	2,138
Accumulated other comprehensive loss	4,340	5,883
Net amount recognized	$25,775	$26,712

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(12,596)	$(18,632)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation
of unfunded supplemental employee retirement plans	23,631	21,708
Net funded status of pension plans and SERP (supplemental)	$11,035	$3,076

The Company made contributions of $159,000 and $194,000 subsequent to the measurement date and before the fiscal years ended 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	September 30
	2004	2003
(Thousands of Dollars)
Projected benefit obligations	$28,381	$27,805
Accumulated benefit obligations	27,295	26,502
Fair value of plan assets	10,517	7,615

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $147,933,000 and $138,419,000 at September 30, 2004 and 2003, respectively.

The following is a summary of net pension and SERP expense recognized by the Company:

	2004	2003	2002
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(3,983)	$(3,243)	$(4,435)
Interest cost on projected benefit obligations	(8,991)	(8,634)	(8,959)
Expected return on pension assets	11,906	10,175	12,477
Net amortization loss	(5,548)	(5,491)	(1,010)
Net pension expense	$(6,616)	$(7,193)	$(1,927)

Expense for qualified defined benefit pension plans was $4,825,000 in 2004 and $6,014,000 in 2003, and pension income was $1,314,000 in 2002

	2004	2003

Weighted average assumptions used to determine benefit obligations at September 30:
Discount rate	5.98%	6.11%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.11%	6.76%
Expected long-term rate of return on plan assets	8.75%	8.90%
Rate of compensation increase-qualified plans	3.50%	3.50%
Rate of compensation increase-SERP	3.50%	3.85%

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

	2004	2003

Weighted average asset allocations at September 30 by asset category are as follows:
Equity securities	72.3%	71.8%
Debt instruments	22.7%	22.9%
Cash and money market investments	5.0%	5.3%
	100.0%	100.0%

The Company's investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.

Equity securities include shares of the Company's common stock with a fair value of $9,477,000 at September 30, 2003. There were no holdings of Company common stock at September 30, 2004. Dividends received on Company common stock holdings were $10,000 in 2004, $134,000 in 2003 and $120,000 in 2002.

The Company expects to contribute $3,000,000 to its qualified defined benefit pension plans and $588,000 to the SERP in 2005.

Expected benefit payments for the five years subsequent to 2004 and the sum of the five years following those are as follows: 2005 - $7,040,000; 2006 - $7,543,000; 2007 - $7,805,000; 2008 - $8,074,000; 2009 - $8,349,000; and 2010 through 2014 - $48,935,000.

7. Income Taxes
The provisions for income taxes consist of the following:

	2004	2003	2002
(Thousands of Dollars)
Currently payable:
Federal	$23,096	$19,818	$20,002
State and foreign	6,604	4,346	3,381
Deferred (credit) expense	1,179	(902)	216
	$30,879	$23,262	$23,599

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2004	2003	2002
(Thousands of Dollars)
Income taxes at statutory rate	$33,975	$26,302	$25,079
State income taxes, net of federal income tax reduction	343	183	271
Nontaxable earnings of foreign affiliates	(2,186)	(1,605)	(1,674)
Research and development credits	(550)	(1,870)	-
Foreign earnings taxed at rates differing from
the U.S. statutory rate	(313)	718	121
Other	(390)	(466)	(198)
	$30,879	$23,262	$23,599

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2004 and 2003 are as follows:

	2004	2003
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$2,444	$3,086
Deferred compensation accruals	2,163	2,187
Future benefit of foreign net operating losses	254	254
Accrued pension costs	1,476	2,000
Other amounts not deductible until paid	6,470	5,906
Total deferred income tax assets	12,807	13,433

Deferred income tax liabilities:
Tax over book depreciation	(10,336)	(9,256)
Prepaid pension costs	(9,250)	(9,738)
Other	(1,399)	(979)
Total deferred income tax liabilities	(20,985)	(19,973)
Net deferred income tax liabilities	$(8,178)	$(6,540)

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings ($96,052,000 at January 1, 2005 and $69,558,000 at January 3, 2004) of foreign subsidiaries as the Company expects such earnings will be reinvested overseas indefinitely. However, the Company is analyzing the potential impact of the repatriation provision of the American Jobs Creation Act of 2004 (the "Act"), which would allow the Company to bring these foreign earnings back to the United States at reduced tax rates effective until December 31, 2005. If elected, the amount of repatriation is not expected to exceed $70,000,000 because a dividend of earnings from certain jurisdictions would not result in a tax benefit where foreign statutory rates exceed the U.S. rate. Technical corrections to the Act are pending issuance and therefore it is not currently practicable to estimate the potential range of impact on income taxes.

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

Pursuant to certain of the Company's lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify and reimburse the third parties for costs, including but not limited to adverse judgments in lawsuits and taxes and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent upon the occurrence of future unknown events.

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2005	2006	2007	2008	2009
(Thousands of Dollars)
Minimum royalties	$1,118	$969	$820	$844	$869

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,083,000, $3,132,000 and $2,929,000 for 2004, 2003 and 2002, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,982,000, $2,915,000 and $2,741,000 for 2004, 2003 and 2002, respectively.

9. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, slippers, moccasins and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 70 domestic retail stores and 5 consumer-direct internet sites at January 1, 2005 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability and total assets of the branded footwear and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

	2004
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$903,611	$88,298	$-	$991,909
Intersegment sales	30,750	2,939	-	33,689
Interest (income) expense - net	9,266	968	(6,989)	3,245
Depreciation expense	6,585	3,215	8,883	18,683
Earnings (loss) before income taxes
and minority interest	111,261	4,226	(18,417)	97,070
Total assets	453,522	39,260	146,789	639,571
Additions to property, plant and equipment	8,920	3,890	5,270	18,080

	2003
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$812,590	$76,336	$-	$888,926
Intersegment sales	27,288	2,471	-	29,759
Interest (income) expense - net	9,314	1,059	(4,899)	5,474
Depreciation expense	5,667	2,587	9,410	17,664
Earnings (loss) before income taxes
and minority interest	85,294	1,357	(11,503)	75,148
Total assets	399,276	36,594	157,922	593,792
Additions to property, plant and equipment	6,229	3,355	6,431	16,015

	2002
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$748,807	$78,299	$-	$827,106
Intersegment sales	24,814	3,099	-	27,913
Interest (income) expense - net	10,458	1,706	(5,698)	6,466
Depreciation expense	5,340	2,406	8,887	16,633
Earnings (loss) before income taxes
and minority interest	81,266	4,361	(13,973)	71,654
Total assets	384,723	40,453	106,818	531,994
Additions to property, plant and equipment	8,732	1,700	3,443	13,875

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

18

	2004	2003	2002
(Thousands of Dollars)
United States	$718,674	$674,794	$644,647
Foreign countries:
Europe and Russia	193,461	150,643	127,461
Canada	49,797	45,422	39,363
Central and South America	9,084	6,639	6,417
Asia	11,990	8,132	6,780
Middle East/Africa	8,903	3,296	2,438
Total foreign countries revenue	273,235	214,132	182,459
	$991,909	$888,926	$827,106

The Company's long-lived assets (primarily property, plant and equipment and intangible assets) are as follows:

	2004	2003	2002
(Thousands of Dollars)
United States	$132,651	$135,914	$135,346
Foreign countries	40,776	36,880	32,005

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated revenue.

The Company sources approximately 88% (based on pairs) of its footwear products from unrelated suppliers primarily located in Asia. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All licensed apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

No product groups, other than branded footwear and licensing, account for more than 10% of consolidated revenue. Revenues derived from the sale and licensing of footwear, apparel and accessories accounted for approximately 91% of revenue in 2004, 2003 and 2002.

Approximately 12% of the Company's employees are subject to bargaining unit contracts extending through various dates through 2006.

10. Quarterly Results of Operations (unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarter of 2004 includes 16 weeks and the fourth quarter of 2003 includes 17 weeks.

The Company's unaudited quarterly results of operations are as follows:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$224,871	$198,774	$260,897	$307,367
Gross margin	85,441	75,514	98,177	115,003
Net earnings	12,299	10,985	21,946	20,708
Net earnings per share:
Basic	$.21	$.19	$.38	$.37
Diluted	.20	.18	.37	.34

19

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$191,485	$184,040	$230,571	$282,830
Gross margin	69,196	65,724	86,714	104,954
Net earnings	7,414	9,281	16,414	18,607
Net earnings per share:
Basic	$.13	$.16	$.28	$.31
Diluted	.12	.15	.27	.31

Adjustments in the fourth quarter were immaterial in 2004 and resulted in an increase in net earnings of $579,000 ($0.01 per share) in 2003. These adjustments related primarily to inventories.

11. Business Acquisitions
On January 3, 2005, the Company expanded its owned Wolverine® brand operations in Canada. Based on a preliminary purchase price allocation, assets consisting primarily of inventory and fixed assets totaling approximately $1,700,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,200,000, subject to certain post-closing adjustments, and resulted in goodwill and intangible assets of approximately $500,000.

On January 3, 2005, the Company expanded its owned Merrell® operations in Sweden and Finland and its Sebago® operations in the United Kingdom and Germany. Based on a preliminary purchase price allocation, assets consisting primarily of inventory totaling approximately $544,000 were acquired from former distributors for cash.

On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and other amortizable intangible assets totaling approximately $18,627,000 and assumed liabilities of approximately $1,987,000. The total purchase price of Sebago, Inc., was $16,886,000, which consisted of $14,886,000 paid in cash and a note payable for $2,000,000 ($1,000,000 paid in 2004 and $1,000,000 due in 2005), resulting in goodwill of $246,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations since November 3, 2003 are included in the Company's consolidated statements of operations.

An independent valuation of the Sebago® trademarks was performed as of the date of the acquisition, which totaled $4,904,000. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's Branded Footwear and Licensing segment. The majority of the goodwill is expected to be deductible for tax purposes. The other amortizable intangible assets have a weighted average useful life of approximately nine years.

The following table sets forth the unaudited pro forma information for the Company as if the Sebago® acquisition had occurred as of the beginning of 2002 utilizing the Company's effective tax rate. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the acquisition been completed at the beginning of the periods presented or that may be achieved in the future. The unaudited pro forma financial information was derived from the annual financial statements of the acquired company and does not give effect to any operational synergies or integration costs that may occur as a result of or following the acquisition.

20

	2003	2002
(Thousands of Dollars, Except Per Share Data)
Revenue	$921,944	$865,469
Net earnings	53,460	49,732

Basic earnings per share	$0.91	$0.83
Diluted earnings per share	0.87	0.80

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago acquisition. In conjunction with the integration plan, the Company recorded additional liabilities of approximately $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and exit costs for specific product lines of Sebago, Inc.

The following table is a summary of the activity in the reserves by category:

	Employee Severance	Exit Costs	Total
(Thousands of Dollars)
Amounts recognized as charges in 2003 and accrued at
January 3, 2004	$1,496	$296	$1,792
Payments	(1,187)	(282)	(1,469)
Adjustments	(309)	-	(309)
Balance at January 1, 2005	$-	$14	$14

On January 16, 2002, the Company established a new subsidiary to operate the CAT® footwear business in the European market. This new entity, Wolverine Europe Limited, purchased assets consisting of accounts receivable, inventory, limited amortizable intangible assets and fixed assets totaling approximately $21,247,000 from Overland Group Limited of London, England and assumed liabilities of approximately $8,514,000. Cash and other consideration of $27,790,000 was remitted for the acquisition, resulting in goodwill of $15,057,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The former owner of Overland Group Limited is a 5% minority stockholder in the new subsidiary. The markets served directly by Wolverine Europe Limited include Austria, France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom. Wolverine Europe Limited also coordinates and supports other European markets served by independently-owned distributors. Consolidated pro forma revenue for 2002, assuming the transaction occurred at the beginning of the year, would not have been materially different from reported amounts. Consolidated pro forma net earnings for 2002, assuming the transaction occurred at the beginning of that year, are not materially different from reported amounts.

21

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine World Wide, Inc.'s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 23, 2005

22

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that Wolverine World Wide, Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Wolverine World Wide, Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 23, 2005

23

APPENDIX B

Schedule II

Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries
Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended January 1, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$7,335,000	$3,638,000		$6,139,000	(A)	$4,834,000
Allowance for sales returns	1,997,000	23,611,000		23,822,000	(B)	1,786,000
Allowance for cash discounts	1,130,000	13,539,000		13,089,000	(C)	1,580,000
Inventory valuation allowances	6,355,000	8,622,000		9,133,000	(D)	5,844,000
	$16,817,000	$49,410,000		$52,183,000		$14,044,000

Fiscal year ended January 3, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$7,387,000	$4,962,000		$5,014,000	(A)	$7,335,000
Allowance for sales returns	1,587,000	26,610,000		26,200,000	(B)	1,997,000
Allowance for cash discounts	1,217,000	12,632,000		12,719,000	(C)	1,130,000
Inventory valuation allowances	4,751,000	12,011,000		10,407,000	(D)	6,355,000
	$14,942,000	$56,215,000		$54,340,000		$16,817,000

Fiscal year ended December 28, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$5,438,000	$5,717,000		$3,768,000	(A)	$7,387,000
Allowance for sales returns	1,110,000	29,433,000		28,956,000	(B)	1,587,000
Allowance for cash discounts	834,000	11,081,000		10,698,000	(C)	1,217,000
Inventory valuation allowances	4,014,000	7,698,000		6,961,000	(D)	4,751,000
	$11,396,000	$53,929,000		$50,383,000		$14,942,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

Commission File No. 1-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
January 1, 2005

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

4.7	Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008.

4.8

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.7 and 4.9. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.9

Credit Agreement dated as of May 29, 2001, with Bank One, Michigan, as agent. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 16, 2001. Here incorporated by reference.

4.10

First Amendment dated as of February 8, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 23, 2002. Here incorporated by reference.

4.11

Second Amendment dated as of August 30, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

i

4.12

Third Amendment dated as of December 19, 2002, to the Credit Agreement dated as of May 29, 2001. Previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Here incorporated by reference.

4.13	Fourth Amendment dated as of April 30, 2003, to the Credit Agreement dated as of May 29, 2001.

4.14	Fifth Amendment dated as of August 31, 2004, to the Credit Agreement dated as of May 29, 2001.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5	Stock Incentive Plan of 1999.*

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

ii

10.12

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Appendix C to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 25, 2002. Here incorporated by reference.

10.13	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.14	Executive Severance Agreement.* An updated participant schedule is attached as Exhibit 10.14.

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

10.18	Employees' Pension Plan (Restated as amended through July 7, 2004).*

10.19	Form of Incentive Stock Option Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.20

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan. Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.21	Form of Non-Qualified Stock Option Agreement for other employees. Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.22	Form of Restricted Stock Agreement. Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005.*

10.23	Form of Stock Option Agreement for non-employee directors.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

____________________________
*Management contract or compensatory plan or arrangement.

iii