Form 10-Q
period 2005-03-26
WOLVERINE WORLD WIDE INC /DE/
filed 2005-05-05
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 26, 2005

OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number: 001-06024

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

There were 58,504,677 shares of Common Stock, $1 par value, outstanding as of April 29, 2005, of which 650,293 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding acceptance of new products, anticipated sell-throughs, future progress toward achieving the Company's strategic growth plan, estimated tax rate, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview, the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. Dollar; changes in monetary controls and valuations of the Chinese Yuan; changes in trading policies or import and export regulations; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concern regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	March 26, 2005 (Unaudited)	January 1, 2005 (Audited)	March 27, 2004 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,043	$72,172	$36,770
Accounts receivable, less allowances
March 26, 2005 - $8,790
January 1, 2005 - $8,200
March 27, 2004 - $11,919	181,746	151,174	168,670
Inventories:
Finished products	171,338	161,315	153,440
Raw materials and work in process	22,785	21,609	20,181
	194,123	182,924	173,621
Other current assets	22,190	24,585	23,437
TOTAL CURRENT ASSETS	442,102	430,855	402,498

PROPERTY, PLANT & EQUIPMENT
Gross cost	255,723	252,844	242,650
Less accumulated depreciation	(161,634)	(157,914)	(146,315)
	94,089	94,930	96,335
OTHER ASSETS
Goodwill and other non-amortizable intangibles	43,701	43,642	42,200
Other	69,907	70,144	70,736
	113,608	113,786	112,936

TOTAL ASSETS	$649,799	$639,571	$611,769

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	March 26, 2005 (Unaudited)	January 1, 2005 (Audited)	March 27, 2004 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$1,000	$1,000	$1,000
Accounts payable	44,326	50,521	37,986
Accrued salaries and wages	13,633	19,435	10,628
Other accrued liabilities	44,395	28,560	32,328
Current maturities of long-term debt	10,735	10,735	15,020
TOTAL CURRENT LIABILITIES	114,089	110,251	96,962

Long-term debt (less current maturities)	36,848	32,169	43,898
Other non-current liabilities	36,555	38,294	34,198
Minority interest	567	566	331

STOCKHOLDERS' EQUITY
Common stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
March 26, 2005 - 58,345,965 shares
January 1, 2005 - 67,350,495 shares
March 27, 2004 - 66,924,583 shares	58,346	67,350	66,925
Additional paid-in capital	-	99,518	88,104
Retained earnings	405,131	437,406	392,376
Accumulated other comprehensive income	16,567	19,446	8,982
Unearned compensation	(8,026)	(4,955)	(7,733)
Cost of shares in treasury:
March 26, 2005 - 488,493 shares
January 1, 2005 - 9,452,361 shares
March 27, 2004 - 7,518,884 shares	(10,278)	(160,474)	(112,274)
TOTAL STOCKHOLDERS' EQUITY	461,740	458,291	436,380

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$649,799	$639,571	$611,769

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 26, 2005	March 27, 2004

Revenue	$245,175	$224,871
Cost of products sold	148,769	139,430

GROSS MARGIN	96,406	85,441

Selling and administrative expenses	72,154	66,337
OPERATING INCOME	24,252	19,104

Other expenses (income):
Interest expense	833	1,049
Interest income	(314)	(111)
Other - net	(133)	72
	386	1,010
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	23,866	18,094
Income taxes	7,733	5,778

EARNINGS BEFORE MINORITY
INTEREST	16,133	12,316
Minority interest	-	(17)

NET EARNINGS	$16,133	$12,299

Net earnings per share:
Basic	$.28	$.21
Diluted	$.27	$.20

Cash dividends per share	$.065	$.043

Shares used for net earnings per share computation:
Basic	56,860,475	58,202,929
Diluted	59,818,294	60,833,559

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

12 Weeks
Ended
March 26, 2005

COMMON STOCK
Balance at beginning of the year	$67,350
Common stock issued under stock incentive plans	348
Issuance of treasury shares for stock split	(9,352)
Balance at end of the quarter	$58,346

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$99,518
Amounts associated with common stock issued under stock incentive plans	5,180
Issuance of treasury shares for stock split (9,352,361 shares)	(104,726)
Net change in notes receivable	28
Balance at end of the quarter	$-

RETAINED EARNINGS
Balance at beginning of the year	$437,406
Issuance of treasury shares for stock split	(44,723)
Net earnings	16,133
Cash dividends	(3,685)
Balance at end of the quarter	$405,131

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$19,446
Foreign currency translation adjustments	(3,741)
Change in fair value of foreign exchange contracts, net of taxes	862
Balance at end of the quarter	$16,567

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,955)
Awards under restricted stock incentive plans	(3,943)
Compensation expense	872
Balance at end of the quarter	$(8,026)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(160,474)
Repurchase of common stock for treasury (391,372 shares)	(8,655)
Issuance of treasury shares (2,879 shares)	48
Issuance of treasury shares for stock split (9,352,361 shares)	158,803
Balance at end of the quarter	$(10,278)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$461,740

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 26, 2005	March 27, 2004

OPERATING ACTIVITIES
Net earnings	$16,133	$12,299
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,344	4,478
Amortization	98	199
Deferred income taxes	568	(29)
Unearned compensation	872	727
Other	1,538	(342)
Changes in operating assets and liabilities:
Accounts receivable	(32,384)	(22,281)
Inventories	(10,973)	(9,364)
Other assets	3,034	(3,203)
Accounts payable and other accrued liabilities	1,527	9,210

Net cash used in operating activities	(15,243)	(8,306)

INVESTING ACTIVITIES
Business acquisitions	(2,146)	-
Additions to property, plant and equipment	(3,784)	(4,854)
Other	124	58

Net cash used in investing activities	(5,806)	(4,796)

FINANCING ACTIVITIES
Proceeds from long-term debt	12,623	10,002
Payments of long-term debt	(8,040)	(10,006)
Cash dividends	(3,709)	(2,526)
Purchase of common stock for treasury	(8,655)	(5,837)
Proceeds from shares issued under stock incentive plans	1,664	1,181

Net cash used in financing activities	(6,117)	(7,186)
Effect of foreign exchange rate changes	(963)	1,702

DECREASE IN CASH AND CASH EQUIVALENTS	(28,129)	(18,586)
Cash and cash equivalents at beginning of the period	72,172	55,356

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$44,043	$36,770

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 26, 2005 and March 27, 2004

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

BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

SEASONALITY
The Company's business is subject to seasonal influences and has twelve weeks in each of the first three quarters and sixteen or seventeen weeks in the fourth quarter. Both factors can cause significant differences in revenue and earnings from quarter to quarter; however, the differences have followed a consistent pattern in previous years.

RECLASSIFICATIONS
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 26, 2005 and March 27, 2004

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 26, 2005	March 27, 2004
Weighted average shares outstanding	57,992,184	59,303,406
Adjustment for nonvested restricted common stock	(1,131,709)	(1,100,477)
Denominator for basic earnings per share	56,860,475	58,202,929
Effect of dilutive stock options	2,135,284	2,049,765
Adjustment for nonvested restricted common stock - treasury method	822,535	580,865
Denominator for diluted earnings per share	59,818,294	60,833,559

Options to purchase 314,671 shares of common stock at March 26, 2005 and 1,209,843 shares at March 27, 2004 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

STOCK SPLIT
On December 15, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to shareholders on February 1, 2005. All share and per share amounts in the consolidated condensed financial statements and related notes have been adjusted to reflect the stock split. Treasury shares were excluded from the stock split. Approximately half of the shares distributed in the stock split were issued out of treasury shares.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at March 27, 2004	$34,411	$7,789	$42,200
Intangibles acquired	-	301	301
Purchase accounting adjustments	(444)	-	(444)
Foreign currency translation effects	1,585	-	1,585
Balance at January 1, 2005	35,552	8,090	43,642
Intangibles acquired	734	22	756
Foreign currency translation effects	(697)	-	(697)
Balance at March 26, 2005	$35,589	$8,112	$43,701

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	March 26, 2005	January 1, 2005	March 27, 2004
Foreign currency translation adjustments	$20,046	$23,787	$14,343
Foreign currency cash flow hedge adjustments, net of taxes	(615)	(1,477)	(1,478)
Minimum pension liability adjustments, net of taxes	(2,864)	(2,864)	(3,883)
Accumulated other comprehensive income	$16,567	$19,446	$8,982

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 26, 2005 and March 27, 2004

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended
	March 26, 2005	March 27, 2004
Net earnings	$16,133	$12,299
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,741)	283
Change in fair value of foreign currency exchange contracts, net of taxes	862	159
Comprehensive income	$13,254	$12,741

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 71 domestic retail stores and five consumer-direct internet sites at March 26, 2005 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended March 26, 2005

Revenue	$228,168	$17,007	-	$245,175
Intersegment revenue	9,726	707	-	10,433
Earnings (loss) before income taxes	28,383	(650)	$(3,867)	23,866

	12 weeks ended March 27, 2004

Revenue	$209,465	$15,406	-	$224,871
Intersegment revenue	7,555	404	-	7,959
Earnings (loss) before income taxes	22,282	(1,035)	$(3,153)	18,094

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 26, 2005 and March 27, 2004

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at March 26, 2005 with a carrying value of $42,857,145 and a fair value of $44,995,694, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 26, 2005. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 26, 2005 and March 27, 2004, foreign exchange contracts with a notional value of $22,572,500 and $31,010,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of March 26, 2005 and March 27, 2004, liabilities of $302,000 and $1,082,000, respectively, have been recorded for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements at March 26, 2005 and was a loss of approximately $672,000 for the quarter ended March 27, 2004. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 year-to-date: risk-free interest rate of 3.7% (3.0% in 2004); dividend yield of 1.1% (1.3% in 2004); expected market price volatility factor of 0.24 (0.36 in 2004); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.12 and $4.49 for year-to-date 2005 and 2004, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 26, 2005 and March 27, 2004

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended
	March 26, 2005	March 27, 2004
Net earnings, as reported	$16,133	$12,299
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects	889	754
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of related tax effects	1,205	1,693
Pro forma net earnings	$15,817	$11,360

Net earnings per share:
Basic - as reported	$0.28	$0.21
Basic - pro forma	0.28	0.20

Diluted - as reported	0.27	0.20
Diluted - pro forma	0.27	0.19

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended
	March 26, 2005	March 27, 2004
Service cost pertaining to benefits
earned during the period	$(989)	$(922)
Interest cost on projected benefit obligations	(2,185)	(2,081)
Expected return on pension assets	2,780	2,756
Net amortization loss	(1,805)	(1,285)
Net pension expense	$(2,199)	$(1,532)

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 26, 2005 and March 27, 2004

Pursuant to certain of the Company's lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions indemnify and reimburse third parties for costs, including but not limited to adverse judgments in lawsuits, taxes and operating costs. The terms of the guarantees are identical to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payments are dependent upon the occurrence of future unknown events.

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (thousands of dollars):
	2005	2006	2007	2008	2009	Thereafter
Minimum royalties	$1,118	$969	$820	$844	$869	$-

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $710,000 and $735,000 for the first quarter of 2005 and 2004, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $428,000 and $521,000 for the first quarter of 2005 and 2004, respectively.

10.  Business Acquisitions

On January 3, 2005, the Company expanded its owned Wolverine® and CAT® Footwear operations in Canada. Based on a preliminary purchase price allocation, assets consisting primarily of inventory and fixed assets totaling approximately $1,412,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,146,000, subject to certain post-closing adjustments, and resulted in goodwill and intangible assets of approximately $734,000.

In the first quarter of 2005, the Company received notice from the minority stockholder of Wolverine Europe Limited requesting the exercise of a contractual right requiring the Company to purchase his 5% ownership based upon a pre-established formula effective January 3, 2005. As a result, no minority interest was recorded. Wolverine Europe Limited was established in 2002 as a new subsidiary to operate the CAT® Footwear business in the European market.

11.  New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 123(R) effective with its fiscal year beginning January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The Company is currently evaluating the alternative methods of adoption.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of SFAS No. 123 as disclosed in Note 7 to the consolidated condensed financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends APB 29, eliminating the exception to the fair-value principle for exchanges of "similar productive assets," which had been accounted for based on the book value of the assets surrendered with no gain recognition. The general requirement under APB 29 that non-monetary exchanges of assets be accounted for at fair value with gain or loss recognition was left intact, as long as the exchange has commercial substance and the fair value is determinable. The provisions of SFAS No. 153 should be applied prospectively, effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the third quarter of fiscal 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
During the first quarter of 2005, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue grew 9.0% to $245.2 million from $224.9 million for the first quarter of 2004. Earnings per share during the first quarter grew to $0.27 per share compared to $0.20 per share for the same quarter last year, an increase of 35.0%. The first quarter results were driven by the Company's brand building efforts and product innovation resulting in accelerated consumer demand for the Company's products. The record first quarter earnings were achieved through significant gross margin expansion and operating improvements across the business. The balance sheet reflected an increase in accounts receivable of $13.1 million or 7.8% on a 9.0% sales gain, when compared to first quarter 2004 figures. Inventory levels rose $20.5 million or 11.8% compared to the first quarter of 2004. The entire inventory increase was driven by the Outdoor Group as Merrell® continues its transition to the "Continuum™" product and Sebago® continues to expand its product lines. The Company realized improvements in both days' sales outstanding, 8.8%, and inventory turns, 3.1%, when compared to first quarter 2004. Additionally, the Company ended the first quarter of 2005 with $44.0 million in cash on hand and debt outstanding of $48.6 million.

The first quarter results were driven by the implementation and progress toward the Company's strategic growth plan initiated several years ago. The vision to become the world's premier non-athletic footwear company continues to be the goal of all associates in 2005.

Achievements during the first quarter of 2005 include:

Global Expansion
•

Revenue in international operations increased 12.3% versus the first quarter of 2004 and now represents approximately 33.0% of total revenue for the Company. During the first quarter of 2005, the Wolverine® Boots and Shoes and CAT® Footwear businesses in Canada were converted from a distributor-based operation to an owned wholesale operation. Additionally, non-affiliated distributors of the Merrell® business in Sweden and Finland as well as the Sebago® business in the U.K. and Germany were converted to owned wholesale operations.

Product Innovation
•

The Company launched several of its new product initiatives for the Spring 2005 selling season. The Merrell® Continuum™ product was well received at retail and it contributed to Merrell's 14% revenue increase. The Wolverine® Boots and Shoes business shipped the premium Wolverine Multishox™ product which helped increase the average selling price in that business. The Hush Puppies® men's "Black Label" collection was well received at a number of upper-tier men's specialty footwear stores. Sebago® also introduced the new athletic marine product to the specialty marine channel during the quarter.

Strategic Marketing

The Company continued to forge strong connections with its target consumers during the first quarter of 2005. The Merrell® Shop in Shop program added 16 locations which resulted in 140 Shop in Shops in the U.S. and 15 in Europe. Merrell® initiated a new consumer campaign with the theme "Let's Get Outside." The campaign will be executed in a variety of media and will be supported through outdoor sponsorships.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the first quarter of 2005. The section should be read in conjunction with the consolidated condensed financial statements and notes. All share and per share amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the three-for-two stock split distributed on February 1, 2005.

Results of Operations - Comparison of the 12 Weeks Ended March 26, 2005 (2005 First Quarter) to the 12 Weeks Ended March 27, 2004 (2004 First Quarter)

 Financial Summary - 2005 First Quarter versus 2004 First Quarter

	2005		2004			Change
	$	%		$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$228.2	93.1%		$209.5	93.1%	$18.7	8.9%
Other business units	17.0	6.9%		15.4	6.9%	1.6	10.4%
Total revenue	$245.2	100.0%		$224.9	100.0%	$20.3	9.0%

Gross margin
Branded footwear and licensing	$90.6	39.7%		$79.7	38.0%	$10.9	13.8%
Other business units	5.8	33.9%		5.7	37.3%	0.1	0.4%
Total gross margin	$96.4	39.3%		$85.4	38.0%	$11.0	12.9%

Selling and administrative expenses	$72.1	29.4%		$66.3	29.5%	$5.8	8.8%
Interest expense-net	0.5	0.2%		0.9	0.4%	(0.4)	(44.7%	)
Other expense (income)-net	(0.1)	(0.1%	)	0.1	0.0%	(0.2)	(284.7%	)
Earnings before income taxes and minority interest	23.9	9.7%		18.1	8.0%	5.8	32.0%
Net earnings	16.1	6.6%		12.3	5.5%	3.8	30.9%

Diluted earnings per share	$0.27			$0.20		$0.07	35.0%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, licensed apparel and accessories. Within the Branded Footwear and Licensing segment, the Company has identified five operating units, consisting of the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Bates® and Stanley® brands), the Outdoor Group (comprised of the Merrell® and Sebago® brands), the Heritage Brands Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Hush Puppies® Retail and Wolverine® Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$89.2	36.4%	$77.7	34.6%	$11.5	14.8%
Wolverine Footwear Group	55.1	22.5%	57.0	25.3%	(1.9)	(3.3%	)
The Hush Puppies Company	41.8	17.0%	36.6	16.3%	5.2	14.1%
Heritage Brands Group	39.3	16.0%	36.3	16.2%	3.0	7.9%
Other Branded Footwear	2.8	1.2%	1.9	0.7%	0.9	58.6%
Total branded footwear and licensing revenue	$228.2	93.1%	$209.5	93.1%	$18.7	8.9%
Other business units	17.0	6.9%	15.4	6.9%	1.6	10.4%
Total Revenue	$245.2	100.0%	$224.9	100.0%	$20.3	9.0%

REVENUE
Revenue for the first quarter of 2005 increased $20.3 million over the first quarter of 2004. Increases in unit volume, changes in product mix and changes in selling price for the Branded Footwear and Licensing operations as discussed below contributed $15.9 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $2.8 million. The other business units contributed $1.6 million to the increase. International revenue increased in the quarter to account for 33.0% of total revenue in 2005 as compared to 32.1% in 2004.

The Outdoor Group recorded an $11.5 million revenue increase in the quarter. The Merrell® business accounted for $9.7 million of the increase while Sebago® recorded a $1.8 million increase. The Merrell® success was driven by deliveries of the new Continuum™ performance product as well as strong shipments of spring sandals. The Merrell® division also experienced strong reorder activity of core product in the quarter. The Sebago® increase was driven by new product introductions in the athletic marine category which performed well in the specialty marine channel.

The Wolverine Footwear Group recorded a $1.9 million revenue decrease in the quarter. The Bates® uniform footwear business realized a $3.8 million reduction in revenue due to lower shipments to the Department of Defense. The lower demand was anticipated and is in line with the Company's plan. Partially offsetting the Bates® reduction was a $1.4 million revenue increase in the Wolverine® Boots and Shoes business. The increase was driven by a change in product mix to the higher priced Wolverine Multishox™ product as well as revenue from the conversion of the Wolverine® Boots and Shoes business in Canada to an owned wholesale operation. The Stanley® business also contributed a $0.5 million increase in revenue during the first quarter of 2005.

The Hush Puppies Company's revenue increased $5.2 million in the first quarter of 2005. The Hush Puppies® business in Canada, in the U.K., and with international licensees was strong during the quarter. The improved global product range and brand positioning has created success with international licensees as well as with wholesale customers in the U.K. and Canada. The U.S. business growth of $1.3 million was driven by increases in the department store channel of distribution.

The Heritage Brands Group experienced a $3.0 million increase in revenue during the quarter. CAT® Footwear's revenue increased $3.5 million driven by strong shipments in Europe as fashion-footwear specialty stores increased their representation of spring products, as well as additional incremental revenues from the conversion of the Canadian CAT® Footwear business to an owned wholesale operation. Harley-Davidson® Footwear revenue decreased $0.5 million in the quarter primarily due to less than anticipated at once business.

Revenue for other branded products improved in the first quarter of 2005 due to customers taking earlier delivery on key styles.

Within the Company's other business units, Hush Puppies® Retail reported an increase in revenue as a result of same store revenue increases of 7.8%. Two new retail stores were opened in the quarter for a total of 71 stores compared to 65 at first quarter end 2004. The Wolverine® Leathers operation reported a $0.4 million gain in revenue due to increased shipments to external customers.

The Company ended the first quarter of 2005 with an order backlog increase exceeding 11% above the prior year's level.

GROSS MARGIN
The gross margin of 39.3% for the first quarter of 2005 was a 130 basis point improvement over prior year. Benefits from favorable exchange rates comprised 60 basis points of the improvement. The remaining improvement was a result of an improved sales mix with increased sales of higher-margin lifestyle and performance products.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $72.1 million for the first quarter of 2005 increased $5.8 million from the first quarter 2004 level of $66.3 million and, as a percentage of revenue decreased to 29.4% in 2005 compared to 29.5% in the first quarter of 2004. The Company realized increases in pension and profit-sharing expenses of $1.3 million and increases in marketing and product development expenses of $1.5 million. The remaining dollar increases related primarily to selling and distribution costs which are variable to the increase in revenues.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains on foreign currency transactions.

The Company's first quarter 2005 effective income tax rate was 32.4% compared to 32.0% for the first quarter of 2004. The estimated annualized effective tax rate for fiscal 2005 is 32.4% and does not include any impact from the potential repatriation of foreign earnings and profits under the American Jobs Creation Act of 2004.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $16.1 million for the first quarter of 2005 as compared to $12.3 million in the first quarter 2004, an increase of $3.8 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	March 26,	January 1,	March 27,	January 1,	March 27,
	2005	2005	2004	2005	2004
(Millions of Dollars)
Cash	$44.0	$72.2	$36.8	$(28.2)	$7.2
Accounts receivable	181.7	151.2	168.7	30.5	13.0
Inventories	194.1	182.9	173.6	11.2	20.5
Accounts payable	44.3	50.5	38.0	(6.2)	6.3
Other accrued liabilities	58.0	48.0	43.0	10.0	15.0
Debt	48.6	43.9	59.9	4.7	(11.3)

Cash used in operating activities	$(15.2)		$(8.3)		(6.9)
Additions to property, plant and equipment	3.8		4.9		(1.1)
Depreciation and amortization	4.4		4.7		(0.3)

Cash of $38.8 million was used to fund working capital investments in the first quarter of 2005 compared to $25.6 million used in the first quarter of 2004. The balance sheet continued to improve with the first quarter 2005 accounts receivable up 7.8% and the number of days' sales outstanding reduced by 8.8% as compared to the first quarter 2004. Inventory levels increased 11.8% on a 9.0% increase in revenue over the same quarter last year and inventory turns improved by 3.1%. No single customer accounted for more than 5% of the outstanding accounts receivable balance at March 26, 2005.

The increase in accounts payable was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to adjustments made for foreign currency forward exchange contracts, timing of various tax payments and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

In 2005, the Securities and Exchange Commission issued a letter aimed at clarifying certain issues regarding the accounting for operating leases. The issues discussed in the letter include the appropriate accounting treatment of leasehold improvement amortization, "rent holiday" periods, and landlord-paid incentives for leasehold improvements. While this clarifying guidance will result in a change in the Company's accounting for these issues, particularly with respect to "rent holiday" periods and landlord-paid incentives, the impact on the consolidated financial statements is not expected to be material.

The Company has a long-term revolving credit agreement that expires in May 2006 and allows for borrowings up to $150.0 million, of which $10.0 million is allocated to the Company's Canadian subsidiary. Of the remaining $140.0 million facility, $35.0 million can be utilized by the Company's European subsidiaries. The revolving credit facility is used to support working capital requirements. There was $4.7 million outstanding under the revolving credit facility at March 26, 2005 and no amount was outstanding at March 27, 2004. Proceeds from the existing credit facility and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at March 26, 2005 as compared to March 27, 2004 was the result of annual principal payments on the Company's senior notes and lower average borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $1.3 million and $4.0 million at March 26, 2005 and March 27, 2004, respectively. The total debt to total capital ratio for the Company was 9.5% at the end of first quarter of 2005, 12.1% at the end of first quarter 2004 and 8.7% for the fiscal year ended January 1, 2005.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans increased $0.7 million for the 2005 first quarter when compared to the same period of 2004 due to the accounting for amortization of prior unrealized gains and losses.

The Company is analyzing the potential impact of the repatriation provision of the American Jobs Creation Act of 2004 (the "Act"), which would allow the Company to bring certain foreign earnings back to the United States at reduced tax rates effective until December 31, 2005. If elected, the amount of repatriation is not expected to exceed $70.0 million. However, technical corrections to the Act are pending issuance and therefore it is not currently practicable to estimate the potential range of impact on income taxes or liquidity.

The Company's Board of Directors approved a common stock repurchase program on October 5, 2004. This program authorized the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 350,500 shares ($7.8 million in market value) repurchased during the first quarter of 2005. There are 2,610,782 shares remaining for future repurchase under the program. The primary purpose of this stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $3.7 million in the first quarter of 2005, or $.065 per share. This represents a 51.2% increase over the $.043 per share declared in the first quarter of 2004. The quarterly dividend is payable on May 2, 2005 to stockholders of record on April 1, 2005.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Management believes there have been no changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended January 1, 2005, is incorporated herein by reference.

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

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, when accounting for derivative instruments. These provisions require the Company to recognize all derivatives on the consolidated condensed balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 26, 2005 and March 27, 2004, the Company had outstanding forward currency exchange contracts to purchase $22.6 million and $31.0 million, respectively, of various currencies (principally U. S. dollars) with maturities ranging up to 280 days.

The Company also faces market risk to the extent that its products are produced in countries where certain labor, overhead and raw material costs are paid in foreign currencies, including the Chinese Yuan Renminbi. As a result, changes in the foreign currency exchange rates of these currencies could cause increases in the price of products which the Company purchases primarily in U.S. Dollars.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company's earnings could be impacted as a result of exchange rate changes in 2005 and beyond.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. During the first quarter of 2005, the Company implemented its global Enterprise Resource Planning system (SAP) and warehouse management system (PkMS) for its Canadian operations. This upgrade resulted in one common platform for the Company's North American operations. In conjunction with this implementation, a centralized accounting function is also being established for certain processes across its branded Canadian operations. Other than the implementation of these systems and processes, there have been no changes during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 2, 2005 to January 29, 2005)
Common Stock Repurchase Program(2)	-	$-	-	2,961,282
Employee Transactions(3)	-	-	N/A	N/A
Period 2 (January 30, 2005 to February 26, 2005)
Common Stock Repurchase Program(2)	54,600	22.02	54,600	2,906,682
Employee Transactions(3)	30,285	22.50	N/A	N/A
Period 3 (February 27, 2005 to March 26, 2005)
Common Stock Repurchase Program(2)	295,900	22.04	295,900	2,610,782
Employee Transactions(3)	56,763	22.51	N/A	N/A
Total for Quarter ended March 26, 2005
Common Stock Repurchase Program(2)	350,500	$22.04	350,500	2,610,782
Employee Transactions(3)	87,048	22.51	N/A	N/A

1.	The information in this table and in these notes have been adjusted to reflect the three-for-two stock split distributed on February 1, 2005.
2.

The Company's Board of Directors approved a common stock repurchase program on October 5, 2004. This program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

3.

Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company's employee stock compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 5, 2005	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

May 5, 2005	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.