Form 10-Q
period 2005-06-18
WOLVERINE WORLD WIDE INC /DE/
filed 2005-07-28
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 18, 2005

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

There were 58,845,989 shares of Common Stock, $1 par value, outstanding as of July 19, 2005, of which 1,249,464 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding timing or acceptance of new products, anticipated sell-throughs, future progress toward achieving the Company's strategic growth plan, estimated tax rate, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview, the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. Dollar; changes in monetary controls and valuations of the Chinese Yuan Renminbi; changes in trading policies or import and export regulations; the possible implementation of Anti-Dumping duties on certain products imported into the European Union from China, Vietnam or India; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; the duration of the current truckers strike in Vancouver, British Columbia; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concern regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	June 18, 2005 (Unaudited)	January 1, 2005 (Audited)	June 19, 2004 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,779	$72,172	$63,560
Accounts receivable, less allowances
June 18, 2005 - $7,892
January 1, 2005 - $8,200
June 19, 2004 - $9,887	157,252	151,174	140,907
Inventories:
Finished products	168,712	161,315	155,796
Raw materials and work in process	21,347	21,609	17,908
	190,059	182,924	173,704
Other current assets	15,279	24,585	27,610
TOTAL CURRENT ASSETS	437,369	430,855	405,781

PROPERTY, PLANT AND EQUIPMENT
Gross cost	258,006	252,844	244,895
Less accumulated depreciation	(165,420)	(157,914)	(149,319)
	92,586	94,930	95,576
OTHER ASSETS
Goodwill and other non-amortizable intangibles	44,967	43,642	42,484
Prepaid pension costs	34,542	35,289	36,952
Other	35,421	34,855	33,986
	114,930	113,786	113,422

TOTAL ASSETS	$644,885	$639,571	$614,779

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	June 18, 2005 (Unaudited)	January 1, 2005 (Audited)	June 19, 2004 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$1,000	$1,000	$1,000
Accounts payable	49,598	51,998	40,763
Accrued salaries and wages	10,694	15,831	8,357
Other accrued liabilities	41,639	30,687	37,386
Current maturities of long-term debt	10,735	10,735	15,020
TOTAL CURRENT LIABILITIES	113,666	110,251	102,526

Long-term debt (less current maturities)	32,159	32,169	43,895

Other non-current liabilities	37,098	38,294	34,938
Minority interest	-	566	298

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
June 18, 2005 - 58,830,200 shares
January 1, 2005 - 67,350,495 shares
June 19, 2004 - 66,870,954 shares	58,830	67,350	66,871
Additional paid-in capital	-	99,518	89,397
Retained earnings	420,527	437,406	400,872
Accumulated other comprehensive income	14,298	19,446	10,460
Unearned compensation	(7,353)	(4,955)	(6,922)
Cost of shares in treasury:
June 18, 2005 - 1,155,464 shares
January 1, 2005 - 9,452,361 shares
June 19, 2004 - 8,096,058 shares	(24,340)	(160,474)	(127,556)
TOTAL STOCKHOLDERS' EQUITY	461,962	458,291	433,122

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$644,885	$639,571	$614,779

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004

Revenue	$215,706	$198,774	$460,880	$423,644
Cost of products sold	131,252	123,260	280,021	262,691

GROSS MARGIN	84,454	75,514	180,859	160,953

Selling and administrative expenses	64,243	58,316	136,398	124,651
OPERATING INCOME	20,211	17,198	44,461	36,302

Other expenses/(income):
Interest expense	890	994	1,723	2,043
Interest income	(409)	(103)	(723)	(215)
Other - net	120	175	(14)	247
	601	1,066	986	2,075
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	19,610	16,132	43,475	34,227
Income taxes	6,353	5,181	14,086	10,959

EARNINGS BEFORE MINORITY
INTEREST	13,257	10,951	29,389	23,268
Minority interest	-	(34)	-	(16)

NET EARNINGS	$13,257	$10,985	$29,389	$23,284

Net earnings per share:
Basic	$.23	$.19	$.52	$.40
Diluted	$.22	$.18	$.49	$.38

Cash dividends per share	$.065	$.043	$.130	$.086

Shares used for net earnings per share
computation:
Basic	56,606,556	58,105,031	56,733,516	58,153,980
Diluted	59,157,254	61,195,468	59,408,147	61,042,736

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

24 Weeks Ended
June 18, 2005

COMMON STOCK
Balance at beginning of the year	$67,350
Common stock issued under stock incentive plans	832
Issuance of treasury shares for stock split	(9,352)
Balance at end of the period	$58,830

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$99,518
Amounts associated with common stock issued under stock incentive plans	10,949
Issuance of treasury shares for stock split	(110,479)
Net change in notes receivable	12
Balance at end of the period	$-

RETAINED EARNINGS
Balance at beginning of the year	$437,406
Issuance of treasury shares for stock split	(38,960)
Net earnings	29,389
Cash dividends	(7,308)
Balance at end of the period	$420,527

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	$19,446
Foreign currency translation adjustments	(7,195)
Change in fair value of foreign exchange contracts, net of taxes	2,047
Balance at end of the period	$14,298

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,955)
Awards under restricted stock incentive plans	(3,959)
Compensation expense	1,561
Balance at end of the period	$(7,353)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(160,474)
Repurchase of common stock for treasury (1,061,772 shares)	(22,789)
Issuance of treasury shares (6,308 shares)	120
Issuance of treasury shares for stock split (9,352,361)	158,803
Balance at end of the period	$(24,340)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE PERIOD	$461,962

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 18, 2005	June 19, 2004

OPERATING ACTIVITIES
Net earnings	$29,389	$23,284
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,824	8,830
Amortization	196	97
Other	5,762	3,095
Changes in operating assets and liabilities:
Accounts receivable	(8,391)	4,535
Inventories	(8,516)	(9,891)
Other assets	8,962	9,697
Accounts payable and other accrued liabilities	1,647	(1,590)

Net cash provided by operating activities	37,873	38,057

INVESTING ACTIVITIES
Business acquisitions	(4,468)	-
Additions to property, plant and equipment	(7,185)	(8,812)
Other	379	(463)

Net cash used in investing activities	(11,274)	(9,275)

FINANCING ACTIVITIES
Proceeds from long-term debt	15,720	20,622
Payments of long-term debt	(15,729)	(20,630)
Cash dividends	(7,492)	(5,015)
Purchase of common stock for treasury	(22,789)	(22,347)
Proceeds from shares issued under stock incentive plans	8,012	3,856

Net cash used in financing activities	(22,278)	(23,514)
Effect of foreign exchange rate changes	(1,714)	2,936

INCREASE IN CASH AND CASH EQUIVALENTS	2,607	8,204
Cash and cash equivalents at beginning of the period	72,172	55,356

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$74,779	$63,560

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 18, 2005 and June 19, 2004

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, work shoes and boots, uniform shoes and boots, constructed slippers and moccasins. The Company's global portfolio of owned and licensed brands includes: Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago®, Stanley® and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and a pigskin procurement operation.

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

REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectibility is reasonably assured. Revenue generated through programs with licensees and distributors involving products bearing the Company's trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 18, 2005 and June 19, 2004

2.  Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Weighted average shares outstanding	57,695,342	59,188,356	57,843,763	59,245,881
Adjustment for nonvested restricted stock	(1,088,786)	(1,083,325)	(1,110,247)	(1,091,901)
Denominator for basic earnings per share	56,606,556	58,105,031	56,733,516	58,153,980
Effect of dilutive stock options	1,827,830	2,411,143	1,895,538	2,229,544
Adjustment for nonvested restricted stock	722,868	679,294	779,093	659,212
Denominator for diluted earnings per share	59,157,254	61,195,468	59,408,147	61,042,736

Options to purchase 574,912 and 444,846 shares of common stock for the 12 and 24 weeks ended June 18, 2005 and 520,969 and 682,420 shares for the 12 and 24 weeks ended June 19, 2004 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, were anti-dilutive.

STOCK SPLIT
On December 15, 2004 the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to stockholders on February 1, 2005. All share and per share amounts in the consolidated condensed financial statements and related notes have been adjusted to reflect the stock split. Treasury shares were excluded from the stock split. Approximately half of the shares distributed in the stock split were issued out of treasury shares.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at June 19, 2004	$34,695	$7,789	$42,484
Intangibles acquired	-	301	301
Purchase accounting adjustments	(441)	-	(441)
Foreign currency translation effects	1,298	-	1,298
Balance at January 1, 2005	35,552	8,090	43,642
Intangibles acquired	2,490	151	2,641
Foreign currency translation effects	(1,316)	-	(1,316)
Balance at June 18, 2005	$36,726	$8,241	$44,967

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 18, 2005 and June 19, 2004

4. Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):
	June 18, 2005	January 1, 2005	June 19, 2004
Foreign currency translation adjustments	$16,592	$23,787	$15,254
Foreign currency cash flow hedge adjustments, net of taxes	570	(1,477)	(911)
Minimum pension liability adjustments, net of taxes	(2,864)	(2,864)	(3,883)
Accumulated other comprehensive income	$14,298	$19,446	$10,460

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Net earnings	$13,257	$10,985	$29,389	$23,284
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,453)	911	(7,195)	1,194
Change in fair value of foreign currency exchange contracts, net of taxes	1,185	567	2,047	726
Comprehensive income	$10,989	$12,463	$24,241	$25,204

5.  Business Segments

The Company has one reportable segment that is engaged in the manufacturing, sourcing, marketing, licensing and distributing of branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, slippers, moccasins and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear and other licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 18, 2005 and June 19, 2004

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 72 domestic retail stores and five consumer direct internet sites at June 18, 2005 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended June 18, 2005

Revenue from external customers	$189,560	$26,146	$-	$215,706
Intersegment revenue	6,061	487	-	6,548
Earnings (loss) before income taxes	19,217	2,529	(2,136)	19,610

	24 weeks ended June 18, 2005

Revenue from external customers	$417,728	$43,152	$-	$460,880
Intersegment revenue	15,786	1,194	-	16,980
Earnings (loss) before income taxes	47,770	1,879	(6,174)	43,475

	12 weeks ended June 19, 2004

Revenue from external customers	$175,965	$22,809	$-	$198,774
Intersegment revenue	5,611	650	-	6,261
Earnings (loss) before income taxes
and minority interest	16,458	1,880	(2,206)	16,132

	24 weeks ended June 19, 2004

Revenue from external customers	$385,429	$38,215	$-	$423,644
Intersegment revenue	13,167	1,053	-	14,220
Earnings (loss) before income taxes
and minority interest	38,740	845	(5,358)	34,227

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 18, 2005 and June 19, 2004

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at June 18, 2005 with a carrying value of $42,857,000 and a fair value of $44,582,000, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 18, 2005. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 18, 2005 and June 19, 2004, foreign exchange contracts with a notional value of $53,555,000 and $25,907,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of June 18, 2005 and June 19, 2004, an asset of $1,033,000 and a liability of $428,000, respectively, have been recorded for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated financial statements at June 18, 2005 or June 19, 2004. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or are terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the first two quarters of 2005: risk-free interest rate of 3.9% (3.2% in 2004); dividend yield of 1.1% (1.2% in 2004); expected market price volatility factor of 0.24 (0.36 in 2004); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.38 and $4.64 for the first two quarters of 2005 and 2004, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 18, 2005 and June 19, 2004

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Net earnings, as reported	$13,257	$10,985	$29,389	$23,284
Add: Total stock-based employee
compensation expense included
in reported net income, net of related
tax effects	689	603	1,578	1,357
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	1,053	1,852	2,257	3,443
Pro forma net earnings	$12,893	$9,736	$28,710	$21,198

Net earnings per share:
Basic - as reported	$0.23	$0.19	$0.52	$0.40
Basic - pro forma	0.23	0.17	0.51	0.37

Diluted - as reported	0.22	0.18	0.49	0.38
Diluted - pro forma	0.22	0.16	0.48	0.35

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Service cost pertaining to benefits
earned during the period	$(989)	$(922)	$(1,977)	$(1,844)
Interest cost on projected benefit obligations	(2,185)	(2,081)	(4,371)	(4,162)
Expected return on pension assets	2,780	2,756	5,560	5,512
Net amortization loss	(1,805)	(1,285)	(3,610)	(2,570)
Net pension expense	$(2,199)	$(1,532)	$(4,398)	$(3,064)

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
June 18, 2005 and June 19, 2004

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (in thousands of dollars):
	2005	2006	2007	2008	2009	Thereafter
Minimum royalties	$1,018	$796	$940	$1,044	$1,309	$1,460

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1,450,000 and $1,418,000 for the first two quarters of 2005 and 2004, respectively.

The terms of certain license agreements also require advertising expenditures, based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $811,000 and $994,000 for the first two quarters of 2005 and 2004, respectively.

10.  Business Acquisitions

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000 of which $440,000 was deferred until July 1, 2006. The transaction eliminated the minority interest of $566,000 resulting in goodwill of $1,756,000.

On January 3, 2005, the Company expanded its owned Wolverine® and CAT® Footwear operations in Canada. Based on a preliminary purchase price allocation, assets consisting primarily of inventory and fixed assets totaling approximately $1,412,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,146,000, subject to certain post-closing adjustments, and resulted in goodwill and intangible assets of approximately $734,000. Consolidated pro forma revenue and net earnings in 2005, assuming the transaction occurred at the beginning of the year, are not materially different from reported amounts.

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

Overview
During the second quarter of 2005, Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings. Revenue grew 8.5% to $215.7 million, from $198.8 million for the second quarter of 2004. The revenue increases were broad based with The Hush Puppies Company, the Heritage Group and the Outdoor Group all reporting revenue increases. Revenue was lower in the Wolverine Footwear Group due principally to a $7.0 million reduction in Bates® military uniform shipments.

Earnings per share for the second quarter grew to $0.22 per share compared to $0.18 per share for the second quarter of 2004, an increase of 22.2%. Revenue for the first two quarters of 2005 grew 8.8% to $460.9 million from $423.6 million for the first two quarters of 2004. Earning per share during the first two quarters of 2005 grew to $0.49 per share compared to $0.38 per share for the first two quarters of 2004, an increase of 28.9%.

Record second quarter earnings were achieved through strong gross margin expansion of 120 basis points to 39.2%. Gross margin for the first two quarters increased 120 basis points with approximately 100 basis points of the improvement resulting from the benefits gained from favorable foreign currency exchange rates.

The balance sheet reflected an increase in accounts receivable of $16.3 million or 11.6% over the balance at the end of the same period in the prior year. The Company realized a 5.8% improvement in days' sales outstanding at the end of second quarter 2005 versus second quarter 2004. Inventory levels rose $16.4 million or 9.4% over the balance at the end of the same period in the prior year. The Company ended the second quarter of 2005 with $74.8 million in cash on hand and debt outstanding of $43.9 million.

Achievements during the second quarter of 2005 include:
•

Global Expansion
Revenue from international operations increased 40.6% versus the second quarter of 2004 and now represents 31.9% of total revenue on a year-to-date basis. The Company continues to experience growth in its European operations which recorded a 39.1% increase in the second quarter. The European operations currently represent 20.4% of total year-to-date revenue.

•

Product Expansion
During the second quarter of 2005, the Company entered into a long-term exclusive global licensing agreement for Patagonia® footwear. Under the agreement, the Outdoor Group has rights to design, manufacture and market performance footwear under the Patagonia® name and Patagonia® brands.

•

Strategic Marketing
The Company continues to forge strong connections with its target consumers. During the second quarter, the first Sebago® shop-in-shop was launched in Connecticut. The Merrell® Shop-in-Shop program has grown to 153 Shop-in-Shops in the U.S. and 24 in Europe. The Wolverine Retail division opened an additional outlet store bringing the total store count to 72. The Wolverine® Brand launched its new media campaign "I am Wolverine, Relentless by Nature" appearing in both print and television, which is expected to generate over 400 million consumer impressions in 2005. The Hush Puppies Company achieved additional expansion in the upper tier distribution channel as its repositioning efforts gained momentum.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the 2005 second quarter and year-to-date periods. This section should be read in conjunction with the consolidated condensed financial statements and notes included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations - Comparisons of the 12 Weeks Ended June 18, 2005 (second quarter of 2005) to the 12 Weeks Ended June 19, 2004 (second quarter of 2004)

Financial Summary - Second Quarter of 2005 versus Second Quarter of 2004

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$189.6	87.9%	$176.0	88.5%	$13.6	7.7%
Other business units	26.1	12.1%	22.8	11.5%	3.3	14.6%
Total revenue	$215.7	100%	$198.8	100.0%	$16.9	8.5%

Gross margin
Branded Footwear and Licensing	$75.1	39.6%	$67.6	38.4%	$7.5	11.1%
Other business units	9.4	35.8%	7.9	34.9%	1.5	17.7%
Total gross margin	$84.5	39.2%	$75.5	38.0%	$9.0	11.8%

Selling and administrative expenses	$64.3	29.8%	$58.3	29.3%	$6.0	10.2%
Interest expense-net	0.5	0.2%	0.9	0.4%	(0.4)	(46.0%	)
Other expense-net	0.1	0.1%	0.2	0.1%	(0.1)	(31.4%	)
Earnings before income taxes and minority interest	19.6	9.1%	16.1	8.1%	3.5	21.6%
Net earnings	13.3	6.1%	11.0	5.5%	2.3	20.7%

Diluted earnings per share	$0.22		$0.18		$0.04	22.2%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded products. Within the Branded Footwear and Licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® brands), the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Bates® and Stanley® brands), the Heritage Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear and Licensing. The Company's other business units consist of Wolverine Retail and Wolverine® Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue - Second Quarter

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$70.2	32.5%	$56.1	28.2%	$14.1	25.3%
Wolverine Footwear Group	50.2	23.3%	57.3	28.8%	(7.1)	(12.3%	)
Heritage Group	33.3	15.5%	30.0	15.1%	3.3	11.1%
The Hush Puppies Company	30.0	13.9%	26.2	13.2%	3.8	14.4%
Other Branded Footwear and Licensing	5.9	2.7%	6.4	3.2%	(0.5)	(8.9%	)
Total Branded Footwear and Licensing revenue	$189.6	87.9%	$176.0	88.5%	$13.6	7.7%
Other business units	26.1	12.1%	22.8	11.5%	3.3	14.6%
Total revenue	$215.7	100.0%	$198.8	100.0%	$16.9	8.5%

REVENUE
The Company reported a $16.9 million increase in revenue for the quarter. The addition of the CAT® and Wolverine® wholesale operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operations from a distributor based business to a wholesale business in the UK and Germany represented $6.6 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by 1.6%. The remaining increase was a result of increases in unit volume, changes in product mix and changes in average selling price. International revenue increased in the quarter to account for 30.6% of total revenue as compared to 23.6% in 2004.

The Outdoor Group recorded a revenue increase of $14.1 million in the quarter, a 25.3% improvement over the second quarter of 2004. The Merrell® business accounted for $13.3 million of the increase while Sebago® recorded a $0.8 million increase. The Merrell® division experienced increases across the globe with 60% of the increase coming from European operations. Broad acceptance of the new Continuum™ initiatives and strong sell-through of the new Continuum™ performance product fueled the increase. The Sebago® increase was driven by strong European shipments as operating model changes have created a more competitive pricing model and resulted in increased demand for both classic as well as new product introductions.

The Wolverine Footwear Group recorded a $7.1 million decrease in revenue in the quarter. The Bates® uniform footwear business realized a $7.0 million reduction in revenue due primarily to lower shipments to the Department of Defense. The Wolverine® Boots and Shoes business recorded a $1.5 million decrease in revenue due to a shift in timing of new product shipments as well as less than planned volume direct business. The group also recognized additional revenue from the Wolverine® Canada operation of $0.9 million for the quarter. The Stanley® business generated a $0.4 million increase during the second quarter.

The Heritage Group experienced a $3.3 million increase in revenue during the quarter. CAT® Footwear's revenue increased $3.8 million driven by incremental revenue from the CAT® Canada business of $2.6 million as well as increases in U.S. and European shipments. New CAT® product, including the premium iTechnology™ program, experienced strong sell-through at retail in both fashion footwear specialty stores as well as the brand's core industrial accounts. Harley-Davidson® Footwear revenue decreased $0.5 million in the quarter due primarily to a reduction in at-once business.

The Hush Puppies Company's revenue increased $3.8 million in the second quarter of 2005. The Hush Puppies® foreign operations contributed $3.1 million of the increase. Strong sales and reorders on Spring product drove the increase in the foreign operations. Increases in both the Men's and Women's product range in the U.S. contributed to the domestic increase.

Within the Company's other business units, Wolverine Retail reported an increase in revenue of $1.8 million as a result of same store revenue increases of 9.4%. One new retail store was opened in the quarter for a total of 72 stores compared to 67 at second quarter end 2004. The Wolverine® Leathers operation reported a $1.5 million gain in revenue due to increased shipments to external customers.

GROSS MARGIN
Gross margin of 39.2% for the second quarter of 2005 reflected a 120 basis point improvement over the same period in the prior year. Benefits from favorable foreign currency exchange rates comprised 100 basis points of the improvement. The remaining increase was a result of an improved sales mix with increased sales of higher margin lifestyle and performance products. These improvements were partially offset by increased product costs and reduced operational efficiencies in the Company's owned production facilities.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $64.3 million for the second quarter of 2005 increased $6.0 million from the second quarter 2004 level of $58.3 million. The addition of the CAT® and Wolverine® operations in Sweden and Finland and the transition in the Sebago® operations from a distributor based business to a wholesale business in the UK and Germany accounted for $2.0 million of the increase. The Company realized increases in pension and profit-sharing expenses of $1.1 million. The remaining increases related primarily to selling, marketing and distribution costs which are variable to the increase in revenue. The increase in expense was partially offset by a $1.2 million reduction in bad debt expense resulting from improved accounts receivable collection.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The Company's other expense for the second quarter of 2005 was consistent with the second quarter of 2004.

The Company's second quarter 2005 effective income tax rate was 32.4% compared to 32.1% for the second quarter of 2004.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $13.3 million for the second quarter of 2005 as compared to $11.0 million for the second quarter of 2004, an increase of $2.3 million.

Results of Operations - Comparisons of the 24 Weeks Ended June 18, 2005 (first two quarters of 2005) to the 24 Weeks Ended June 19, 2004 (first two quarters of 2004)

Financial Summary - First Two Quarters of 2005 versus First Two Quarters of 2004

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$417.7	90.6%	$385.4	91.0%	$32.3	8.4%
Other business units	43.2	9.4%	38.2	9.0%	5.0	12.9%
Total revenue	$460.9	100.0%	$423.6	100.0%	$37.3	8.8%

Gross margin
Branded Footwear and Licensing	$165.8	39.7%	$147.3	38.2%	$18.5	12.5%
Other business units	15.1	35.0%	13.7	35.8%	1.4	10.4%
Total gross margin	$180.9	39.2%	$161.0	38.0%	$19.9	12.4%

Selling and administrative expenses	$136.4	29.6%	$124.7	29.4%	$11.7	9.4%
Interest expense-net	1.0	0.2%	1.8	0.4%	(0.8)	(45.3%	)
Other income-net	-	-	0.3	0.1%	(0.3)	-
Earnings before income taxes and minority interest	43.5	9.4%	34.2	8.1%	9.3	27.0%
Net earnings	29.4	6.4%	23.3	5.5%	6.1	26.2%

Diluted earnings per share	$0.49		$0.38		$0.11	28.9%

The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Total Revenue - First Two Quarters

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$159.4	34.6%	$133.8	31.6%	$25.6	19.2%
Wolverine Footwear Group	105.3	22.9%	114.3	27.0%	(9.0)	(7.8%	)
Heritage Group	72.6	15.7%	66.3	15.7%	6.3	9.4%
The Hush Puppies Company	71.7	15.6%	62.8	14.8%	8.9	14.2%
Other Branded Footwear and Licensing	8.7	1.9%	8.2	1.9%	0.5	5.9%
Total Branded Footwear and Licensing revenue	$417.7	90.6%	$385.4	91.0%	$32.3	8.4%
Other business units	43.2	9.4%	38.2	9.0%	5.0	12.9%
Total revenue	$460.9	100.0%	$423.6	100.0%	$37.3	8.8%

REVENUE
The revenue increase for the first two quarters of 2005 was $37.3 million. The addition of the CAT® and Wolverine® wholesale operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operations from a distributor based to a wholesale business in the UK and Germany represented $10.6 million of the revenue increase. The impact of translating foreign denominated revenue into U.S. dollars improved revenue by 1.4%, and the remaining increase was a result of increases in unit volume, changes in product mix and changes in selling price. International revenue increased on a year-to-date basis to account for 31.9% of total revenue compared to 28.2% in 2004.

The Outdoor Group reported a $25.6 million revenue increase for the first two quarters of 2005. The Merrell® business accounted for $23.1 million of the increase while Sebago® contributed an additional

$2.5 million. The addition of the wholesale operations in Sweden and Finland accounted for $4.2 million of the Merrell® growth. The introduction of the Continuum™ performance product has been driving the global growth. Strong sell-through has been achieved in both the U.S. and international markets. The Sebago® growth has been primarily in the European operations driven by the change from a distributor business in the U.K. and Germany to a wholesale based operation.

The Wolverine Footwear Group reported a $9.0 million reduction in revenue for the first two quarters of 2005. The Bates® uniform footwear business reported a decrease of $10.8 million due primarily to lower shipments to the Department of Defense. The lower demand was anticipated and is in line with the Company's plan. The Wolverine® Boots and Shoes business reported an increase of $0.9 million driven by shipments in Canada. The Stanley® business recorded an increase of $0.9 million driven by strong sell-through of Spring product.

The Heritage Group experienced a $6.3 million increase in revenue for the first two quarters of 2005. The CAT® business generated a $7.3 million increase which was driven by the addition of incremental sales in Canada of $4.7 million as well as strong European sales. The European growth was fueled by strong boot sales as well as sales of footwear incorporating iTechnology™. Harley-Davidson® Footwear revenue decreased $1.0 million for the first two quarters of 2005 due to a reduction in at-once business.

The Hush Puppies Company recorded an $8.9 million increase in revenue for the first two quarters of 2005. Improved revenue from the operations in Canada and the U.K., combined with international licensing royalties accounted for 68.4% of the increase. The Spring product performed well at retail in all distribution channels. Growth in the U.S. market was driven by increases in the department store channel.

Within the Company's other business units, Wolverine Retail reported a $3.1 million increase in revenue as a result of same store revenue increases of 8.7% for the first two quarters of 2005 as well as the addition of five new stores since the second quarter of 2004. The Wolverine® Leathers operation reported a $1.9 million increase for the first two quarters of 2005. The growth was a result of increased sales to external customers.

The Company ended the second quarter of 2005 with an order backlog increase of over 12.0% compared to the second quarter backlog of 2004.

GROSS MARGIN
The gross margin percentage for the first two quarters of 2005 of 39.2% represents a 120 basis point improvement over the same period of the prior year. Benefits from favorable exchange rates comprised 70 basis points of the improvement. The remaining increase was a result of increased shipments of the Company's higher-margin lifestyle and performance products and improved margins on closeout products.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $11.7 million for the first two quarters of 2005. The addition of the CAT® and Wolverine® operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operation from a distributor based to a wholesale business in the U.K. and Germany accounted for $3.8 million of the increase. The Company realized an increase in pension and profit-sharing expense of $2.4 million. The remaining increases related primarily to selling, distribution and marketing costs which are variable to the increase in revenue. The increase in expense was partially offset by a $2.4 million reduction in bad debt expense resulting from improved accounts receivable collection.

INTEREST, OTHER & TAXES
The decrease in interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The change in other income primarily relates to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for the first two quarters of 2005 was 32.4% compared to 32.0% for the first two quarters of 2004. The estimated annualized effective rate for fiscal 2005 is 32.4% and does not include any impact from the potential repatriation of foreign earnings and profits under the American Jobs Creation Act of 2004.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $29.4 million for the first two quarters of 2005 as compared to $23.3 million for the first two quarters of 2004, an increase of $6.1 million.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	June 18,	January 1,	June 19,	January 1,	June 19,
	2005	2005	2004	2005	2004
(Millions of Dollars)
Cash	$74.8	$72.2	$63.6	$2.6	$11.2
Accounts receivable	157.3	151.2	140.9	6.1	16.4
Inventories	190.1	182.9	173.7	7.2	16.4
Accounts payable	49.6	52.0	40.8	(2.4)	8.8
Accrued salaries and wages	10.7	15.8	8.4	(5.1)	2.3
Other accrued liabilities	41.6	30.7	37.4	10.9	4.2
Debt	43.9	43.9	59.9	-	(16.0)
Cash provided by operating activities	37.9		38.0		(0.1)
Additions to property, plant and equipment	7.2		8.8		(1.6)
Depreciation and amortization	9.0		8.9		0.1

Cash of $6.3 million was used to fund working capital investments during the first two quarters of 2005 compared to $2.8 million provided during the first two quarters of 2004. The 2005 second quarter accounts receivable increased 11.6%, however the number of average days' sales outstanding were reduced by 5.8% as compared to the second quarter of 2004. Inventory levels were up 9.4% on an 8.8% increase in revenue over the same quarter last year and inventory turns remained flat for the 2005 second quarter. No single customer accounted for more than 5% of the outstanding accounts receivable balance at June 18, 2005.

The increase in accounts payable compared to second quarter of 2004 was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities compared to second quarter of 2004 was primarily attributable to adjustments made for foreign currency forward exchange contracts and the timing of certain tax payments. The increase in accrued salaries and wages compared to second quarter of 2004 was a result of increased employee benefit accruals.

The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2018.

In 2005, the Securities and Exchange Commission issued a letter aimed at clarifying certain issues regarding the accounting for operating leases. The issues discussed in the letter include the appropriate accounting treatment of leasehold improvement amortization, "rent holiday" periods, and landlord-paid incentives for leasehold improvements. While this clarifying guidance resulted in a change in the Company's accounting for these issues, particularly with respect to "rent holiday" periods and landlord-paid incentives, the impact on the consolidated financial statements was not material.

On July 22, 2005 the Company renewed its long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under revolving credit facilities at June 18, 2005 or at June 19, 2004. The Company was in compliance with all debt covenant requirements at June 18, 2005. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt compared to June 19, 2004 levels was the result of annual principal payments on the Company's senior notes and lower borrowings made on the revolving credit facility to fund working capital investments. The Company had commercial letter-of-credit facilities outstanding of $3.0 million and $2.8 million at June 18, 2005 and June 19, 2004, respectively. The total debt to total capital ratio for the Company was 8.7% for the 2005 second quarter, 12.2% for the 2004 second quarter and 8.7% for the fiscal year ended January 1, 2005.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans increased $1.4 million for the first two quarters of 2005 when compared to the same period of 2004 due to the accounting for amortization of prior unrealized gains and losses.

The Company is analyzing the potential impact of the repatriation provision of the American Jobs Creation Act of 2004, which would allow the Company to bring certain foreign earnings back to the United States at reduced tax rates effective until December 31, 2005. If elected, the amount of repatriation is not expected to exceed $79.0 million. The Company expects to complete its analysis in the second half of 2005.

The Company's Board of Directors approved a common stock repurchase program on October 5, 2004. This program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 670,400 shares ($21.04 average price paid per share) repurchased during the 2005 second quarter and 1,020,900 shares ($21.38 average price paid per share) repurchased during the first two quarters of 2005 under the program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $3.7 million in the 2005 second quarter, or $.065 per share. This represents a 51.2% increase over the $.043 per share declared in the 2004 second quarter. The quarterly dividend is payable on August 1, 2005 to stockholders of record on July 1, 2005.

On June 6, 2005 the Company announced an exclusive Footwear Licensing Agreement for Patagonia® Footwear with product introduction expected in Spring 2007.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 18, 2005 and June 19, 2004, the Company had outstanding forward currency exchange contracts to purchase $53.6 million and $24.6 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to one year.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes during the quarter ended June 18, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 27, 2005 to April 23, 2005)
Common Stock Repurchase Program(2)	-	$-	-	2,610,782
Employee Transactions(3)			N/A	N/A
Period 2 (April 24, 2005 to May 21, 2005)
Common Stock Repurchase Program(2)	670,400	21.04	670,400	1,940,382
Employee Transactions(3)			N/A	N/A
Period 3 (May 22, 2005 to June 18, 2005)
Common Stock Repurchase Program(2)	-	-	-	1,940,382
Employee Transactions(3)			N/A	N/A
Total for Second Quarter ended June 18, 2005
Common Stock Repurchase Program(2)	670,400	$21.04	670,400	1,940,382
Employee Transactions(3)			N/A	N/A

1.	The information in this table and in these notes has been adjusted to reflect the three-for-two stock split distributed on February 1, 2005.
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

On April 21, 2005, the Company held its 2005 Annual Meeting of Stockholders. The purposes of the meeting were: to elect three directors for three-year terms expiring in 2008; to consider and approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock; to consider and approve the Stock Incentive Plan of 2005; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

Donald V. Fites	For	50,683,935
	Authority Withheld	3,353,548
	Broker Non-Votes	0

Phillip D. Matthews	For	51,563,546
	Authority Withheld	2,473,937
	Broker Non-Votes	0

Paul D. Schrage	For	50,684,314
	Authority Withheld	3,353,169
	Broker Non-Votes	0

The stockholders voted to approve the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	48,501,086

Against	5,495,607

Abstentions	40,790

Broker Non-Votes	0

The stockholders voted to approve the Stock Incentive Plan of 2005. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	30,321,869

Against	16,557,170

Abstentions	485,625

Broker Non-Votes	6,652,819

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	50,903,394
Against	3,092,753
Abstentions	41,336
Broker Non-Votes	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1

Stock Incentive Plan of 2005. Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 21, 2005. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 28, 2005	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President and Chief Executive Officer (Duly Authorized Signatory for Registrant)

July 28, 2005	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1

Stock Incentive Plan of 2005. Previously filed as Appendix B to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders held on April 21, 2005. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. §1350.