Form 10-Q
period 2005-09-10
WOLVERINE WORLD WIDE INC /DE/
filed 2005-10-20
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 10, 2005

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

Yes    X          No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes              No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 58,989,509 shares of Common Stock, $1 par value, outstanding as of October 12, 2005, of which 2,122,919 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. Dollar; changes in monetary controls and valuations of the Chinese Yuan Renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export including anti-dumping measures being considered in Europe with respect to leather footwear imported from China and Vietnam and safety footwear imported from China and India; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
 (Thousands of dollars)

	September 10, 2005 (Unaudited)	January 1, 2005 (Audited)	September 11, 2004 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,794	$72,172	$39,136
Accounts receivable, less allowances
September 10, 2005 - $9,103
January 1, 2005 - $8,200
September 11, 2004 - $10,738	205,255	151,174	191,926
Inventories:
Finished products	173,778	161,315	163,232
Raw materials and work in process	22,619	21,609	18,786
	196,397	182,924	182,018

Other current assets	15,210	24,585	21,041
TOTAL CURRENT ASSETS	464,656	438,855	434,121

PROPERTY, PLANT AND EQUIPMENT
Gross cost	260,341	252,844	247,810
Less accumulated depreciation	(168,038)	(157,914)	(153,108)
	92,303	94,930	94,702
OTHER ASSETS
Goodwill and other non-amortizable intangibles	45,372	43,642	41,590
Prepaid pension costs	32,550	35,289	36,769
Other	35,399	34,855	34,623
	113,321	113,786	112,982

TOTAL ASSETS	$670,280	$639,571	$641,805

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
 (Thousands of dollars, except share data)

	September 10, 2005 (Unaudited)	January 1, 2005 (Audited)	September 11, 2004 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,721	$51,998	$51,564
Accrued salaries and wages	15,376	15,831	19,692
Other accrued liabilities	60,556	30,687	50,132
Current maturities of long-term debt	11,735	11,735	11,730
TOTAL CURRENT LIABILITIES	135,388	110,251	133,118

Long-term debt (less current maturities)	32,154	32,169	43,894

Other non-current liabilities	38,825	38,294	36,373
Minority interest	-	566	433

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
September 10, 2005 - 58,946,879 shares
January 1, 2005 - 67,350,495 shares
September 11, 2004 - 66,445,143 shares	58,947	67,350	66,445
Additional paid-in capital	-	99,518	89,932
Retained earnings	442,340	437,406	420,327
Accumulated other comprehensive income	15,340	19,446	9,912
Unearned compensation	(6,766)	(4,955)	(6,319)
Cost of shares in treasury:
September 10, 2005 - 2,122,919 shares
January 1, 2005 - 9,452,361 shares
September 11, 2004 - 9,176,640 shares	(45,948)	(160,474)	(152,310)
TOTAL STOCKHOLDERS' EQUITY	463,913	458,291	427,987

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$670,280	$639,571	$641,805

(  ) - Denotes deduction.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
 (Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004

Revenue	$279,116	$260,897	$739,997	$684,541
Cost of products sold	170,455	162,720	450,476	425,410

GROSS MARGIN	108,661	98,177	289,521	259,131

Selling and administrative expenses	72,087	65,188	208,487	189,842

OPERATING INCOME	36,574	32,989	81,034	69,289

Other expenses/(income):
Interest expense	824	882	2,547	2,925
Interest income	(531)	(215)	(1,255)	(430)
Other - net	(158)	(88)	(172)	157
	135	579	1,120	2,652
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST	36,439	32,410	79,914	66,637
Income taxes	11,805	10,329	25,891	21,289

EARNINGS BEFORE MINORITY
INTEREST	24,634	22,081	54,023	45,348
Minority interest	-	135	-	119

NET EARNINGS	$24,634	$21,946	$54,023	$45,229

Net earnings per share:
Basic	$.44	$.38	$.96	$.78
Diluted	$.42	$.37	$.91	$.75

Cash dividends per share	$.065	$.043	$.195	$.129

Shares used for net earnings per share
computation:
Basic	56,184,187	57,050,367	56,550,407	57,786,107
Diluted	58,743,999	59,805,231	59,189,069	60,655,414

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
 (Thousands of dollars, except share data)
(Unaudited)

36 Weeks Ended
September 10, 2005

COMMON STOCK
Balance at beginning of the year	$67,350
Common stock issued under stock incentive plans	949
Issuance of treasury shares for stock split	(9,352)
Balance at end of the period	$58,947

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$99,518
Amounts associated with common stock issued under stock incentive plans	11,751
Issuance of treasury shares for stock split	(111,334)
Net change in notes receivable	65
Balance at end of the period	$-

RETAINED EARNINGS
Balance at beginning of the year	$437,406
Issuance of treasury shares for stock split	(38,103)
Net earnings	54,023
Cash dividends	(10,986)
Balance at end of the period	$442,340

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	$19,446
Foreign currency translation adjustments	(5,441)
Change in fair value of foreign exchange contracts, net of taxes	1,335
Balance at end of the period	$15,340

UNEARNED COMPENSATION
Balance at beginning of the year	$(4,955)
Awards under restricted stock incentive plans	(4,555)
Compensation expense	2,744
Balance at end of the period	$(6,766)

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(160,474)
Repurchase of common stock for treasury (2,031,714 shares)	(44,451)
Issuance of treasury shares (8,795 shares)	174
Issuance of treasury shares for stock split (9,352,361 shares)	158,803
Balance at end of the period	$(45,948)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE PERIOD	$463,913

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
 (Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 10, 2005	September 11, 2004

OPERATING ACTIVITIES
Net earnings	$54,023	$45,229
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,369	13,276
Amortization	196	245
Other	9,823	5,012
Changes in operating assets and liabilities:
Accounts receivable	(54,718)	(46,175)
Inventories	(13,733)	(18,394)
Other assets	8,964	16,588
Accounts payable and other accrued liabilities	22,703	33,831

Net cash provided by operating activities	40,627	49,700

INVESTING ACTIVITIES
Business acquisitions	(4,724)	-
Additions to property, plant and equipment	(11,590)	(12,795)
Other	416	(131)

Net cash used in investing activities	(15,898)	(12,926)

FINANCING ACTIVITIES
Proceeds from long-term debt	23,256	29,957
Payments of long-term debt	(23,272)	(34,256)
Cash dividends	(11,192)	(7,505)
Purchase of common stock for treasury	(44,451)	(47,138)
Proceeds from shares issued under stock incentive plans	8,868	4,002

Net cash used in financing activities	(46,791)	(54,940)
Effect of foreign exchange rate changes on cash	(2,316)	1,946

DECREASE IN CASH AND CASH EQUIVALENTS	(24,378)	(16,220)
Cash and cash equivalents at beginning of the period	72,172	55,356

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$47,794	$39,136

(  ) - Denotes reduction in cash and cash equivalents.
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 10, 2005 and September 11, 2004

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 10, 2005 and September 11, 2004

2.  Earnings Per Share

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
Weighted average shares outstanding	57,271,104	58,133,692	57,652,877	58,875,151
Adjustment for nonvested restricted stock	(1,086,917)	(1,083,325)	(1,102,470)	(1,089,044)
Denominator for basic earnings per share	56,184,187	57,050,367	56,550,407	57,786,107
Effect of dilutive stock options	1,783,166	2,065,468	1,853,009	2,174,906
Adjustment for nonvested restricted stock	776,646	689,396	785,653	694,401
Denominator for diluted earnings per share	58,743,999	59,805,231	59,189,069	60,655,414

Options to purchase 576,858 and 488,851 shares of common stock for the 12 and 36 weeks ended September 10, 2005, respectively, and 528,323 and 479,406 shares for the 12 and 36 weeks ended September 11, 2004, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, were anti-dilutive.

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

3. Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amount of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at September 11, 2004	$33,697	$7,893	$41,590
Intangibles acquired	-	197	197
Purchase accounting adjustments	35	-	35
Foreign currency translation effects	1,820	-	1,820
Balance at January 1, 2005	35,552	8,090	43,642
Intangibles acquired	2,489	74	2,563
Purchase accounting adjustments	351	-	351
Foreign currency translation effects	(1,184)	-	(1,184)
Balance at September 10, 2005	$37,208	$8,164	$45,372

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 10, 2005 and September 11, 2004

The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):
	September 10, 2005	January 1, 2005	September 11, 2004
Foreign currency translation adjustments	$18,346	$23,787	$14,197
Foreign currency cash flow hedge adjustments	(142)	(1,477)	(402)
Minimum pension liability adjustments, net of taxes	(2,864)	(2,864)	(3,883)
Accumulated other comprehensive income (loss)	$15,340	$19,446	$9,912

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
Net earnings	$24,634	$21,946	$54,023	$45,229
Other comprehensive income (loss):
Foreign currency translation adjustments	1,754	(1,057)	(5,441)	137
Change in fair value of foreign currency exchange contracts, net of taxes	(712)	509	1,335	1,235
Comprehensive income	$25,676	$21,398	$49,917	$46,601

5.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distribution of branded footwear and licensed apparel and accessories to the retail sector, including casual shoes, slippers, moccasins, dress shoes, boots, uniform shoes, work shoes, performance outdoor footwear and apparel and accessories. Revenue of this segment is derived from the sale of branded products to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture, source, market and distribute products in a similar manner. Branded footwear and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 73 domestic retail stores and six consumer direct internet sites at September 10, 2005 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 10, 2005 and September 11, 2004

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended September 10, 2005
Revenue from external customers	$258,330	$20,786	$-	$279,116
Intersegment revenue	10,173	1,268	-	11,441
Earnings (loss) before income taxes	40,815	1,101	(5,477)	36,439

	36 weeks ended September 10, 2005
Revenue from external customers	$676,058	$63,939	$-	$739,997
Intersegment revenue	25,960	2,462	-	28,422
Earnings (loss) before income taxes	88,585	2,951	(11,622)	79,914

	12 weeks ended September 11, 2004
Revenue from external customers	$240,275	$20,622	$-	$260,897
Intersegment revenue	8,462	861	-	9,323
Earnings (loss) before income taxes
and minority interest	35,484	962	(4,036)	32,410

	36 weeks ended September 11, 2004
Revenue from external customers	$625,704	$58,837	$-	$684,541
Intersegment revenue	21,629	1,914	-	23,543
Earnings (loss) before income taxes
and minority interest	75,167	1,793	(10,323)	66,637

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed-rate, long-term debt at September 10, 2005 with a carrying value of $42,857,000 and a fair value of $45,073,000, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 10, 2005. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 10, 2005 and September 11, 2004, foreign exchange contracts with a notional value of $47,808,000 and $17,048,500, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to one year. These contracts have been designated as cash flow hedges. As of September 10, 2005 and September 11, 2004, liabilities of $615,400 and $61,500 have been recorded for the fair value of the foreign exchange contracts, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 10, 2005 and September 11, 2004

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material for the third quarter and first three quarters ended September 10, 2005, respectively, and was $199,000 and $958,000 for the third quarter and first three quarters ended September 11, 2004, respectively. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or are terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions for the first three quarters of 2005 were: risk-free interest rate of 3.68% (3.3% in 2004); dividend yield of 1.1% (1.1% in 2004); expected market price volatility factor of 0.24 (0.33 in 2004); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.10 and $4.41 for the first three quarters of 2005 and 2004, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 10, 2005 and September 11, 2004

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
Net earnings, as reported	$24,634	$21,946	$54,023	$45,229
Add: Total stock-based employee
compensation expense included
in reported net income, net of related
tax effects	792	603	2,413	1,984
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects	1,149	1,363	3,519	4,680
Pro forma net earnings	$24,277	$21,186	$52,917	$42,533

Net earnings per share:
Basic - as reported	$0.44	$0.38	$0.96	$0.78
Basic - pro forma	0.43	0.37	0.94	0.74

Diluted - as reported	0.42	0.37	0.91	0.75
Diluted - pro forma	0.41	0.35	0.90	0.70

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
Service cost pertaining to benefits
earned during the period	$989	$922	$2,967	$2,766
Interest cost on projected benefit obligations	2,185	2,081	6,555	6,243
Expected return on pension assets	(2,780)	(2,756)	(8,340)	(8,268)
Net amortization loss	1,805	1,285	5,415	3,855
Net pension expense	$2,199	$1,532	$6,597	$4,596

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
September 10, 2005 and September 11, 2004

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (thousands of dollars):

	2005	2006	2007	2008	2009	Thereafter
Minimum royalties	$1,018	$796	$940	$1,044	$1,309	$2,356

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,145,000 and $2,273,000 for the first three quarters of 2005 and 2004, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,362,000 and $1,559,000 for the first three quarters of 2005 and 2004, respectively.

10.  Business Acquisitions

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000 of which $407,000 was deferred until July 1, 2006. The transaction eliminated the minority interest of $566,000 resulting in goodwill of $1,756,000.

On January 3, 2005, the Company expanded its owned Wolverine® and CAT® Footwear operations in Canada. Based on a preliminary purchase price allocation, assets consisting primarily of inventory and fixed assets totaling approximately $1,248,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,333,000, subject to certain post-closing adjustments, and resulted in goodwill and intangible assets of approximately $1,085,000. Consolidated pro forma revenue and net earnings in 2005, assuming the transaction occurred at the beginning of the year, are not materially different from reported amounts.

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

The Company plans to elect the prospective method upon adoption and while the Company continues to evaluate its share based payment strategies, it estimates the net of tax impact of SFAS No. 123 (R) to range from $4.1 million to $5.3 million or $.07 to $.09 per share for 2006.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Wolverine World Wide, Inc. (the "Company") achieved record results for the third quarter 2005. Revenue grew 7.0% to $279.1 million, from $260.9 million for the third quarter of 2004. The revenue increases were broad-based with The Hush Puppies Company, the Heritage Group and the Outdoor Group all reporting revenue increases while the Wolverine Footwear Group fell slightly below its third quarter 2004 performance. Earnings per share for the third quarter grew to $0.42 per share compared to $0.37 per share for the third quarter of 2004, an increase of 13.5%.

Revenue for the first three quarters of 2005 grew 8.1% to $740.0 million from $684.5 million for the first three quarters of 2004. Earnings per share during the first three quarters of 2005 grew to $0.91 per share compared to $0.75 per share for the first three quarters of 2004, an increase of 21.3%.

Record third quarter earnings were achieved through strong gross margin expansion of 130 basis points to 38.9%. Gross margin for the first three quarters increased 120 basis points with approximately 60 basis points of the improvement resulting from favorable hedge rate changes associated with the Company's foreign currency hedging strategy for inventory purchases.

The balance sheet reflected an increase in accounts receivable of $13.3 million, a 6.9% increase over the prior year's comparable quarter end. The Company realized a 2.5% improvement in days' sales outstanding at the end of third quarter 2005 versus the third quarter of 2004. Inventory levels rose $14.4 million or 7.9% over the balance at the end of the same period in the prior year. The Company ended the third quarter of 2005 with $47.8 million in cash on hand and debt outstanding of $43.9 million.

Achievements during the third quarter of 2005 include:
•

Global Expansion
Revenue from international operations increased 19.7% as compared to the third quarter of 2004 and now represents 32.3% of total revenue on a year-to-date basis. The Company continues to experience growth in its European operations which recorded a 19.9% increase in the third quarter. The European operations currently represent 20.9% of total year-to-date revenue.

•

Product Expansion
During the third quarter of 2005, extensions to the already successful Wolverine Multishox™ product were launched to the trade. The Heritage group introduced new product lines in both CAT® and Harley-Davidson® footwear. The Hush Puppies consumer responded favorably to the more contemporary and updated product offering. Global acceptance of the Merrell® Continuum initiatives such as "Aqua Sport" and "Chameleon" continued to fuel growth. In the third quarter, the Merrell® design team initiated the Spring 2007 Patagonia® product line-up. The Outdoor Group began the process of building a design team to launch a Merrell® apparel line. This is an important step in capitalizing on the lifestyle potential of the Merrell® brand as well as other brands in the Company's portfolio.

•

Strategic Marketing
The Company continues to forge strong connections with its target consumers. During the third quarter of 2005, four new Hush Puppies® stores were opened by the Company's Hush Puppies® international licensees. Additionally, a CAT® concept shop was completed and opened by the Company's Chilean distributor. The Merrell® Shop-in-Shop program has grown to 157 Shop-in-Shops in the U.S. and 24 in Europe. Merrell's success in the Shop-in-Shops has led to agreements with independent retailers to open Merrell® exclusive stores. One store was opened in Germany during the quarter, with two slated for opening in U.S. markets in early 2006. The Wolverine Retail division opened one additional outlet store bringing the total store count to 73. Grass roots marketing efforts continue to bring the excitement of the brands to the core consumer.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the 2005 third quarter and year-to-date periods. This section should be read in conjunction with the consolidated condensed financial statements and notes included in this report and the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations - Comparisons of the 12 Weeks Ended September 10, 2005 (third quarter of 2005) to the 12 Weeks Ended September 11, 2004 (third quarter of 2004)
Financial Summary - Third Quarter of 2005 versus Third Quarter of 2004
	2005		2004			Change
	$	%	$		%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$258.3	92.6%		$240.3	92.1%	$18.0	7.5%
Other business units	20.8	7.4%		20.6	7.9%	0.2	0.8%
Total revenue	$279.1	100.0%		$260.9	100.0%	$18.2	7.0%

Gross margin
Branded Footwear and Licensing	$100.8	39.0%		$90.9	37.8%	$9.9	10.9%
Other business units	7.9	38.0%		7.3	35.5%	0.6	7.9%
Total gross margin	$108.7	38.9%		$98.2	37.6%	$10.5	10.7%

Selling and administrative expenses	$72.1	25.8%		$65.2	25.0%	$6.9	10.6%
Interest expense-net	0.3	0.1%		0.7	0.3%	(0.4)	(56.1%	)
Other income-net	(0.2)	(0.1%	)	(0.1)	0.0%	(0.1)	(79.5%	)
Earnings before income taxes and minority interest	36.4	13.1%		32.4	12.4%	4.0	12.4%
Net earnings	24.6	8.8%		21.9	8.4%	2.7	12.2%

Diluted earnings per share	$0.42			$0.37		$0.05	13.5%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded products. Within the Branded Footwear and Licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® brands), the Wolverine Footwear Group (comprised of the Wolverine®, Hytest®, Bates® and Stanley® brands), the Heritage Brands Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear and Licensing. The Company's other business units consist of Wolverine Retail and Wolverine® Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:
Total Revenue - Third Quarter
	2005	2004			Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$85.6	30.7%	$74.3	28.5%	$11.3	15.2%
Wolverine Footwear Group	65.2	23.4%	66.9	25.6%	(1.7
)
						(2.5%	)
Heritage Brands Group	50.8	18.2%	46.2	17.7%	4.6	10.0%
The Hush Puppies Company	45.0	16.1%	42.4	16.2%	2.6	6.1%
Other Branded Footwear and Licensing	11.7	4.2%	10.5	4.0%	1.2	11.4%
Total Branded Footwear and Licensing revenue	$258.3	92.6%	$240.3	92.1%	$18.0	7.5%
Other business units	20.8	7.4%	20.6	7.9%	0.2	0.8%
Total revenue	$279.1	100.0%	$260.9	100.0%	$18.2	7.0%

REVENUE
The Company reported an $18.2 million increase in revenue for the quarter. The addition of the CAT® and Wolverine® wholesale operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operations from a distributor-based business to a wholesale business in the UK and Germany represented $5.1 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars had a nominal impact on revenue during the quarter. The remaining increase was a result of increases in unit volume, changes in product mix and changes in average selling price. International revenue increased in the quarter accounting for 32.9% of total revenue as compared to 29.4% in 2004.

The Outdoor Group recorded a revenue increase of $11.3 million in the quarter, a 15.2% improvement over the third quarter of 2004. The Merrell® business accounted for $9.9 million of the increase while Sebago® recorded a $1.4 million increase. The Merrell® division experienced increases across the globe. Broad acceptance and strong sell-through of the new Continuum™ performance product fueled the increase. The Sebago® growth was driven by increased U.S. and European shipments. New product introductions in the sports fashion category and technical water sport category drove the increase in the U.S. In Europe, operating model changes have created a more competitive pricing model and resulted in increased demand for both classic as well as new product introductions.

The Wolverine Footwear Group recorded a $1.7 million decrease in revenue in the quarter. The Bates® uniform footwear business reported a $1.8 million reduction due primarily to lower shipments to the Department of Defense. Partially offsetting the decrease was incremental revenue of $0.7 million from the Wolverine® Canada operation. The Wolverine® Boots and Shoes business recognized a $0.6 million increase due to demand for premium Gore-Tex® waterproof boots and Wolverine MultiShox™ product. Additionally, a $0.4 million reduction in Stanley® footgear also contributed to the revenue decline.

The Heritage Brands Group experienced a $4.6 million increase in revenue during the quarter. CAT® Footwear's revenue increased $5.0 million during the quarter, of which $4.2 million came from strong shipments in Europe and with the Company's international partners. Strong boot sales and shipments of product with the premium iTechnology™ drove the increase. Incremental revenue of $2.1 million from the CAT® Canada business also contributed to the increase. The U.S. CAT® business experienced a reduction of $1.3 million, partially offsetting the increase. Harley-Davidson® Footwear revenue decreased $0.4 million in the quarter due primarily to a reduction in at-once business.

The Hush Puppies Company's revenue increased $2.6 million in the third quarter of 2005. The Hush Puppies® foreign operations contributed $2.1 million of the increase. Strong global acceptance of the more contemporary image and updated product offering is driving increases across the globe. The U.S. business has expanded distribution in both the department store channel as well as with independent fashion retailers resulting in a $0.5 million increase.

Within the Company's other business units, Wolverine Retail reported an increase in revenue of $0.9 million as a result of same store revenue increases of 3.3%. One new retail store was opened in the quarter for a total of 73 stores compared to 68 at third quarter end 2004. The Wolverine® Leathers operation reported a $0.7 million decrease in revenue from external customers.

GROSS MARGIN
Gross margin of 38.9% for the third quarter of 2005 reflected a 130 basis point improvement over the same period in the prior year. Benefits from an improved sales mix with increased sales of higher margin lifestyle and performance products resulted in a 50 basis point improvement. Benefits from favorable hedge rate changes associated with the Company's foreign currency hedging strategy for inventory purchases resulted in lower product costs which added 60 basis points to the margin. Improved pricing margins added 20 basis points to the increase.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $72.1 million for the third quarter of 2005 increased $6.9 million from the third quarter 2004 level. The addition of the CAT® and Wolverine® operations in Canada, the Merrell® business in Sweden and Finland and the transition of the Sebago® operations from a distributor- based business to a wholesale business in the UK and Germany accounted for $1.8 million of the increase. The Company realized increases in pension and profit-sharing expenses of $0.9 million. The remaining increases related primarily to selling, marketing and distribution costs which are variable to the increase in revenue.

INTEREST, OTHER & TAXES
The decrease in net interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility as well as increased interest income from invested cash balances.

The Company's change in other income primarily relates to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's third quarter 2005 effective income tax rate was 32.4% compared to 31.9% for the third quarter of 2004.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $24.6 million for the third quarter of 2005 as compared to $21.9 million for the third quarter of 2004, an increase of $2.7 million.

Results of Operations - Comparisons of the 36 Weeks Ended September 10, 2005 (first three quarters of 2005) to the 36 Weeks Ended September 11, 2004 (first three quarters of 2004)
Financial Summary - First Three Quarters of 2005 versus First Three Quarters of 2004
	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded Footwear and Licensing	$676.1	91.4%	$625.7	91.4%	$50.4	8.0%
Other business units	63.9	8.6%	58.8	8.6%	5.1	8.7%
Total revenue	$740.0	100.0%	$684.5	100.0%	$55.5	8.1%

Gross margin
Branded Footwear and Licensing	$266.5	39.4%	$239.0	38.2%	$27.5	11.5%
Other business units	23.0	36.0%	20.1	34.1%	2.9	14.7%
Total gross margin	$289.5	39.1%	$259.1	37.9%	$30.4	11.7%

Selling and administrative expenses	$208.5	28.2%	$189.8	27.7%	$18.7	9.8%
Interest expense-net	1.3	0.2%	2.5	0.4%	(1.2)	(48.2%	)
Other expense (income)-net	(0.2)	0.0%	0.2	0.0%	(0.4)	(209.6%	)
Earnings before income taxes and minority interest	79.9	10.8%	66.6	9.7%	13.3	19.9%
Net earnings	54.0	7.3%	45.2	6.6%	8.8	19.4%

Diluted earnings per share	$0.91		$0.75		$0.16	21.3%

The following is supplemental information on revenue of the Branded Footwear and Licensing operating units:

Total Revenue - First Three Quarters
	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$245.0	33.1%	$208.1	30.4%	$36.9	17.7%
Wolverine Footwear Group	170.6	23.1%	181.2	26.5%	(10.6)	(5.9%	)
Heritage Brands Group	123.4	16.7%	112.6	16.4%	10.8	9.6%
The Hush Puppies Company	116.7	15.8%	105.1	15.4%	11.6	11.0%
Other Branded Footwear and Licensing	20.4	2.7%	18.7	2.7%	1.7	8.9%
Total Branded Footwear and Licensing revenue	$676.1	91.4%	$625.7	91.4%	$50.4	8.0%
Other business units	63.9	8.6%	58.8	8.6%	5.1	8.7%
Total revenue	$740.0	100.0%	$684.5	100.0%	$55.5	8.1%

REVENUE
The revenue increase for the first three quarters of 2005 was $55.5 million. The addition of the CAT® and Wolverine® wholesale operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operations from a distributor-based to a wholesale business in the UK and Germany represented $15.7 million of the revenue increase. The impact of translating foreign denominated revenue into U.S. dollars improved revenue by $4.8 million and the remaining increase was a result of increases in unit volume, changes in product mix and changes in selling price. International revenue increased on a year-to-date basis to account for 32.3% of total revenue compared to 28.7% in 2004.

The Outdoor Group reported a $36.9 million revenue increase for the first three quarters of 2005. The Merrell® business accounted for $33.0 million of the increase while Sebago® contributed an additional $3.9 million. The addition of the wholesale operations in Sweden and Finland accounted for $6.0 million of the Merrell® growth. The introduction of the Continuum™ performance product has been driving the global growth and strong sell-through has been achieved in both the U.S. and international markets. The Sebago® growth has come primarily in the European operations. The change from a distributor business in the U.K. and Germany to a wholesale-based operation has added $0.8 million in revenue.

The Wolverine Footwear Group reported a $10.6 million reduction in revenue for the first three quarters of 2005. The Bates® uniform footwear business reported a decrease of $12.5 million due primarily to lower shipments to the Department of Defense. The lower demand was anticipated and is in line with the Company's plan. The Wolverine® Boots and Shoes business reported an increase of $1.8 million driven primarily by incremental business in Canada. The Stanley® business recorded an increase of $0.1 million.

The Heritage Brands Group experienced a $10.8 million increase in revenue for the first three quarters of 2005. The CAT® business generated a $12.2 million increase which was driven by the addition of incremental revenue in Canada of $6.8 million as well as an increase in Europe of $8.3 million. These increases were partially offset by decreases in the U.S. and with other international distributors. The European growth was fueled by strong boot sales as well as shipments of footwear incorporating iTechnology™. Harley-Davidson® Footwear's revenue decreased $1.4 million for the first three quarters of 2005 due to a reduction in at-once business.

The Hush Puppies Company recorded an $11.6 million increase in revenue for the first three quarters of 2005. Improved revenue in the U.K., combined with international licensing royalties accounted for $7.2 million of the increase. Strong sell-through on Spring product as well as deliveries of Fall products in all distribution channels fueled the year-to-date increase. Growth in the U.S. market was driven by increases in the department store channel.

Within the Company's other business units, Wolverine Retail reported a $4.0 million increase in revenue as a result of same store revenue increases of 6.6% for the first three quarters of 2005 as well as the addition of five new stores since the third quarter of 2004. The Wolverine® Leathers operation reported a $1.1 million increase for the first three quarters of 2005. The growth was a result of increased sales to external customers.

The Company ended the third quarter of 2005 with an order backlog increase of over 19.0% compared to the third quarter backlog of 2004.

GROSS MARGIN
The gross margin percentage for the first three quarters of 2005 of 39.1% represents a 120 basis point improvement over the same period of the prior year. Benefits from an improved sales mix with increased sales of higher margin lifestyle and performance products resulted in a 50 basis point improvement. Benefits from favorable hedge rate changes associated with the Company's foreign currency hedging strategy for inventory purchases resulted in lower product costs which added 60 basis points to the margin. Improved pricing margins added 10 basis points to the increase.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $18.7 million for the first three quarters of 2005. The addition of the CAT® and Wolverine® operations in Canada, the Merrell® wholesale operations in Sweden and Finland and the transition in the Sebago® operation from a distributor-based to a wholesale business in the U.K. and Germany accounted for $5.6 million of the increase. The Company realized an increase in pension and profit-sharing expense of $3.2 million. The Company continues to invest in marketing and new business development which accounted for $4.2 million of the increase. The remaining increases related primarily to selling and distribution costs which are variable to the increase in revenue. The increase in expense was partially offset by a $3.1 million reduction in bad debt expense resulting from improved accounts receivable collection.

INTEREST, OTHER & TAXES
The decrease in net interest expense reflects lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility as well as increased interest income from invested cash balances.

The change in other income primarily relates to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for the first three quarters of 2005 was 32.4% compared to 32.0% for the first three quarters of 2004. The estimated annualized effective rate for fiscal 2005 is 32.4% and does not include any impact from the potential repatriation of foreign earnings and profits under the American Jobs Creation Act of 2004 as the Company is still evaluating its alternatives, which it anticipates completing in the fourth quarter of 2005.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $54.0 million for the first three quarters of 2005 as compared to $45.2 million for the first three quarters of 2004, an increase of $8.8 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	September 10,	January 1,	September 11,	January 1,	September 11,
	2005	2005	2004	2005	2004
(Millions of Dollars)
Cash	$47.8	$72.2	$39.1	$(24.4)	$8.7
Accounts receivable	205.3	151.2	191.9	54.1	13.4
Inventories	196.4	182.9	182.0	13.5	14.4
Accounts payable	47.7	52.0	51.6	(4.3)	(3.9)
Accrued salaries and wages	15.4	15.8	19.7	(0.4)	(4.3)
Other accrued liabilities	60.6	30.7	50.1	29.9	10.5
Debt	43.9	43.9	55.6	-	(11.7)
Cash provided by
operating activities	40.6		49.7		(9.1)
Additions to property, plant
and equipment	11.6		12.8		(1.2)
Depreciation and amortization	13.6		13.5		0.1

Cash of $36.8 million was used to fund working capital investments during the first three quarters of 2005 compared to $14.1 million used during the first three quarters of 2004. Accounts receivable for the 2005 third quarter increased 6.9% as compared to the third quarter of 2004 and the number of days' sales outstanding was reduced by 2.5% as compared to the third quarter of 2004. Inventory levels were up 7.9% for the 2005 third quarter over the same period last year on a 7.0% increase in revenue; and inventory turns improved 2.9%. No single customer accounted for more than 5% of the outstanding accounts receivable balance at September 10, 2005.

The decrease in accounts payable as compared to the prior year's third quarter end was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to adjustments made for foreign currency forward exchange contracts and increases in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under revolving credit facilities at September 10, 2005 or September 11, 2004. The Company was in compliance with all debt covenant requirements at September 10, 2005. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at September 10, 2005 compared to September 11, 2004 primarily was the result of annual principal payments on the Company's senior notes. The Company had commercial letter of credit facilities outstanding of $1.5 million and $1.3 million at September 10, 2005 and September 11, 2004, respectively. The total debt to total capital ratio for the Company was 8.6% for the 2005 third quarter, 11.5% for the 2004 third quarter and 8.7% for the fiscal year ended January 1, 2005.

The Company's pension benefit costs and credits are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax charges resulting from the Company's defined benefit pension plans increased $2.0 million for the first three quarters of 2005 when compared to the same period of 2004.

The Company's Board of Directors approved a common stock repurchase program on October 5, 2004. This program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 959,800 shares ($22.28 average price paid per share) repurchased during the 2005 third quarter and 1,980,700 shares ($21.82 average price paid per share) repurchased during the first three quarters of 2005 under this program. The primary purpose of this stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $3.7 million in the third quarter of 2005, or $.065 per share. This represents a 51.2% increase over the $.043 per share declared in the third quarter of 2004. The quarterly dividend is payable on November 1, 2005 to stockholders of record on October 3, 2005.

On June 6, 2005 the Company announced an exclusive Footwear Licensing Agreement for Patagonia® Footwear with product introduction expected in Spring 2007.

The European Union is conducting anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam and safety footwear from China and India. While the outcome of these investigations is uncertain, they could result in the imposition by the European Union of additional import duties on footwear imported into the European Union by the Company. The Company and a number of other companies in the footwear industry are advocating against the imposition of such duties by the European Union. The Company is also exploring alternative European Union sourcing model options if such duties are imposed.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British Pound, Canadian Dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 10, 2005 and September 11, 2004, the Company had outstanding forward currency exchange contracts to purchase $47.8 million and $17.0 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to one year.

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

As of quarter end, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes during the quarter ended September 10, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 19, 2005 to July 16, 2005)
Common Stock Repurchase Program(2)	-	$-	-	1,940,382
Employee Transactions(3)	-	-	N/A	N/A/A
Period 2 (July 17, 2005 to August 13, 2005)
Common Stock Repurchase Program(2)	731,600	22.29	731,600	1,208,782
Employee Transactions(3)	3,351	22.45	N/A	N/A
Period 3 (August 14, 2005 to September 10, 2005)
Common Stock Repurchase Program(2)	228,200	22.25	228,200	980,582
Employee Transactions(3)	-	-	N/A	N/A
Total for Third Quarter ended September 10, 2005
Common Stock Repurchase Program(2)	959,800	$22.28	959,800	980,582
Employee Transactions(3)	3,351	22.45	N/A	N/A

1.	The information in this table and in these notes has been adjusted to reflect the three-for-two stock split distributed on February 1, 2005.
2.

The Company's Board of Directors approved a common stock repurchase program on October 5, 2004. This program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under a publicly announced program.

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

4.1

Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc., certain subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2005. Here incorporated by reference.

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
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 20, 2005	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan President, Chief Executive Officer and Chairman of the Board (Duly Authorized Signatory for Registrant)

October 20, 2005	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.1

Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc., certain subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2005. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350.