Form 10-K
period 2005-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 2006-03-15
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 001-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1185150 (I.R.S. Employer Identification No.)

9341 Courtland Drive, Rockford, Michigan (Address of principal executive offices)	49351 (Zip Code)

Registrant's telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange/Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2), an accelerated filer (as defined in Exchange Act Rule 12b-2) or a non-accelerated filer.
Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 17, 2005, the last business day of the registrant's most recently completed second fiscal quarter: $1,384,458,962.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of March 10, 2006: 54,557,595.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 20, 2006, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected 2006 operating results and dividend rates; future share repurchase activity; future strength of the Company; future brand positioning; achievement of the Company vision; future pension costs; future marketing investments; the introduction of new lines or categories of products, including Merrell® Apparel and Patagonia® Footwear; future growth or success in specific countries, categories or market sectors; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, the following risk factors, as well as the risk factors more fully described in Item 1A "Risk Factors": uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; anti-dumping measures in Europe that are currently being recommended by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8% respectively by September of 2006 for certain leather footwear; anti-dumping measures being considered with respect to safety footwear imported from China and India; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of the Patagonia® Footwear products to be introduced in 2006; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

          The Company sold approximately 44 million pairs of Company branded footwear during fiscal 2005, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®, Stanley® and Wolverine® and, beginning with the expected product launch in Spring 2007, Patagonia® footwear. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. For 2005, the Company's footwear products were organized under five operating units: (i) the Wolverine Footwear Group, focusing on the Bates®, HyTest®, Stanley® and Wolverine® product lines of work, outdoor, uniform and lifestyle boots and shoes, (ii) the Outdoor Group, currently focusing on the Sebago® and Merrell® product lines of performance and lifestyle footwear, and, beginning with anticipated product launches in fiscal 2007, Merrell® brand apparel and Patagonia® brand footwear (iii) the Heritage Brands Group, focusing on the CAT® product lines of work and lifestyle footwear and the Harley-Davidson® lines of lifestyle and performance footwear, (iv) The Hush Puppies Company, focusing on the Hush Puppies® brand of comfortable casual and dress footwear and slippers, and (v) Other Branded Footwear, focusing on the design and manufacture of private label footwear. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, gloves, handbags and plush toys.

          The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 76 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to which Wolverine distributes operate multiple storefront locations. The Company's products are marketed worldwide in over 170 markets through licensees and distributors.

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

Branded Footwear and Licensing.

          The Company sources and markets a broad range of footwear styles including shoes, boots, slippers, moccasins and sandals under many recognizable brand names including Bates®, CAT®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Sebago®,Stanley® and Wolverine® and, with the expected product launch in Spring 2007, Patagonia® footwear. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches and plush toys, and Wolverine® brand apparel, gloves and eyewear.

          The Company's five branded footwear and licensing operating units are described below.

          1.          The Outdoor Group. The Outdoor Group consists of Merrell®, Sebago®, and, with its expected launch in Spring 2007, Patagonia® footwear and includes performance outdoor, hiking and nautical footwear as well as casual and after-sport footwear.

          Merrell® Footwear. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® product line also includes the "After-Sport" category, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. In spring of 2005, the Outdoor Group launched its tightly-focused Merrell® Continuum® product offering, featuring four product categories that are organized by end use (Hiking, Active Speed, Multi-Sport, and Aqua Sport). In addition to footwear, the Outdoor Group markets a line of Merrell® packs, bags and luggage. The Outdoor Group also intends to launch a line of Merrell® brand apparel in fiscal 2007. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in over 125 countries worldwide.

          Sebago® Footwear. The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear for men and women such as boat shoes and handsewn loafers that have been manufactured and distributed since 1946. Highly recognized Sebago® line extensions include Sebago Docksides®, Drysides™, Campsides™ and Athletic Marine. The Sebago® product line is distributed in over 80 countries worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and "Americana" heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

          Patagonia® Footwear. In 2005, the Company entered into a license agreement providing the Company with exclusive worldwide rights to manufacture, market, distribute and sell footwear under the Patagonia®, Water Girl® and other trademarks. The Outdoor Group anticipates the launch of its Patagonia® Footwear line for Spring 2007.

          2.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, HyTest® and Stanley® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 123 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology and, in 2004, Wolverine MultiShox™ technology, has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor™ technologies represent the Company's tradition of comfortable work and industrial footwear, a tradition that is continued and enhanced with the development of the Wolverine MultiShox™ Individual Comfort System. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes trail shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® and Thinsulate® brand fabrics, the Company's performance leathers and patented DuraShocks® technologies. In addition, the Wolverine® brand is licensed for use on apparel, eyewear, watches and gloves.

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

          3.          The Heritage Brands Group. The Heritage Brands Group consists of Caterpillar® Footwear and Harley-Davidson® Footwear.

          Caterpillar® Footwear. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, CAT & Design®, Walking Machines® and other trademarks. The Company believes the association with CAT® equipment enhances the reputation of its footwear for quality, ruggedness and durability. CAT® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring CAT® iTechnology™ and Hidden Tracks® comfort features. In addition, the Company also manufactures and markets CAT® Marine Power® footwear, designed for industrial and recreational marine uses. CAT® footwear products target work and industrial users and active lifestyle users. CAT® footwear is marketed in over 150 countries worldwide.

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

          4.          The Hush Puppies Company. Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is sold in over 120 countries. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, handbags and plush toys.

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

Other Businesses.

          In addition to manufacturing, sourcing, marketing and distributing the Company's footwear products as reported in the Branded Footwear and Licensing segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc., and (iii) operates 76 domestic retail footwear stores.

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

          3.          Wolverine Retail. The Company operates 76 domestic retail shoe stores as of February 2006. These stores are under the Hush Puppies®, Hush Puppies and FamilySM, Track'N Trail® and Rockford Footwear DepotSM names. The Company expects to open new stores under both the Hush Puppies® and Track'N Trail® formats in 2006. Both retail formats carry a large selection of Company branded footwear featuring such brands as Wolverine®, Merrell®, Hush Puppies®, CAT®, Sebago® and Harley-Davidson®. The Company also operates direct-to-customer retail websites, including www.upfootgear.com, www.trackandtrail.com, www.catfootwear.com, www.hushpuppies.com and www.sebago.com.

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

•

The Company solicits all branches of the United States military and enters bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that are not required to be exercised.

          In addition to its wholesale activities, the Company also operates a domestic retail operation as described above. The Company continues to develop various programs, both independently and with its retail customers, for the distribution of its products.

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2005.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and manufacture of approximately 77% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs controlled by the Company, approximately 90% are purchased or sourced from third parties, with the remainder produced at Company-operated facilities. Footwear produced by the Company is manufactured at Company-operated facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, and the Dominican Republic. For some of the Company-produced footwear, a "twin plant" concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic and Arkansas, and the technology intensive construction, or "bottoming," is performed primarily at the Company's Michigan facilities.

          The Company's factories each have the flexibility to produce a variety of footwear, which departs from the industry's historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company currently produces slippers, military footwear and work, casual and dress casual footwear in its owned facilities.

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

          The Company's domestic manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs, and (iii) closely monitor product quality. The Company's foreign manufacturing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source the highest quality raw materials from around the world, and (iii) avoid additional capital expenditures necessary for owned factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

          The Company owns and operates a pigskin tannery through its Wolverine Leathers Division, which is one of the premier tanners of quality leather for the footwear industry. The Company and its licensees receive virtually all of their pigskin leather requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing pigskin leather using proprietary technology at prices below those available from other sources.

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

          The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war or terrorism, political disturbances and similar events, the imposition of trade barriers, quotas, tariffs and duties, loss of most favored nation trading status and currency and exchange rate fluctuations. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could have an adverse impact on the Company's operations and financial condition.

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion®, DuraShocks®, Wolverine MultiShoxTM, Wolverine CompressorTM, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, Continuum®, Sebago®, and Track'N Trail®. The Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the CAT®, Harley-Davidson® and Patagonia® trademarks, and the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark, all pursuant to license arrangements with the respective trademark owners. The CAT®, Harley-Davidson®, Patagonia® and Stanley® licenses are long-term and extend for five or more years with conditional renewal options and are subject to early termination for breach. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™.

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

Order Backlog.

          At March 11, 2006, the Company had an order backlog of approximately $357 million compared with an order backlog of approximately $318 million at March 12, 2005, determined on a basis consistent with the current year. Substantially all of the backlog relates to demand for products expected to be shipped in 2006. Orders in backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States and Europe. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least ten major competitors in connection with the sale of its sport boots, and at least thirty major competitors in connection with the sale of its casual, work and outdoor shoes. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing and sourcing efficiencies, its tannery operations, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

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

Employees.

          As of December 31, 2005, the Company had approximately 4,502 domestic and foreign production, office and sales employees. Approximately 614 employees were covered by three union contracts expiring at various dates through March 31, 2007. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company, including the Company's Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter and Governance Committee Charter, is available at its website, http://www.wolverineworldwide.com. Printed copies of the documents listed above are available by writing to the Company at 9341 Courtland Drive, N.E., Rockford, MI 49351, Attention: General Counsel.

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

Item 1A.  Risk Factors.

Impact of consumer spending patterns.

          The success of the Company's operations depends to a significant extent upon a number of factors affecting disposable consumer income, both domestic and foreign, including economic conditions and factors such as employment, business conditions, interest rates and taxation. In addition, consumer spending patterns may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets. The Company's business, results of operations and financial condition may be adversely affected by changes in consumer spending or economic conditions.

Competition and Changes in Consumer Preferences.

          The Company competes with numerous other marketers of footwear, some of which are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes are all important elements of competition in the footwear industry. The footwear industry in general is subject to changes in consumer preferences with respect to the popularity of particular designs and categories of footwear. The Company strives to maintain and improve its competitive position through promotion of brand awareness, sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, the Company's business, results of operations and financial condition will be adversely affected.

Inventory Management.

          The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company's ability to meet at-once orders and can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of lowering prices in order to liquidate excess inventories. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition will be adversely affected.

Dependence on Foreign Manufacturers.

          The Company currently sources most of its footwear from third party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its foreign footwear manufacturers. The Company is a major customer of many of the third party manufacturers from which it sources products. There can be no assurance, however, that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. The Company's future results will depend partly on its ability to maintain positive working relationships with its third party manufacturers.

          Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. The possibility exists that trade relations with China and other countries where the Company sources its products will worsen or that China will shift its manufacturing capacity away from footwear to other industries. Any of these events could have an adverse effect on the Company's business, results of operations and financial condition.

          Changes in monetary controls and valuations of the Chinese yuan renminbi and the currencies of other countries from which the Company sources, and their relative value to the U.S. Dollar could have an adverse effect on the Company's business, results of operations and financial condition.

          The Company cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on the Company's business, financial condition or results of operations.

          The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam and safety footwear from China and India. The European Commission has recommended provisional measures which, if implemented, would result in additional duties of 19.4% on certain leather footwear imported into the European Union from China and 16.8% on certain leather footwear imported into the European Union from Vietnam. Analysis and discussion between the European Commission, Member States and interested parties regarding these anti-dumping investigations is continuing and the final outcome of these investigations is uncertain. The imposition of preliminary or final dumping measures could have a material impact on the Company's business, results of operations and financial condition. The Company and a number of other companies in the footwear industry are advocating against the imposition of dumping measures by the European Union. The Company is also exploring alternative sourcing options for importation in the European Union if dumping measures are imposed.

Suppliers and Service Providers.

          The Company's ability to competitively price its products depends on the cost of footwear components, services, labor, equipment and raw materials, including leather and materials used in the production of outsoles. The cost of services and materials is subject to change based on the availability and market conditions that are difficult to predict. Conditions such as diseases affecting the availability of leather affect the cost of the footwear marketed by the Company. In addition, the Company's shipping costs are affected by fuel prices and numerous other factors such as the possibility of service interruptions at shipping and receiving ports.

          The Company purchases pigskins for its tannery operations from a single domestic source pursuant to short-term contracts. Although this source has been a reliable and consistent supplier for over 30 years, there are no assurances that it will continue as a supplier. Failure of this source to continue to supply the Company with pigskin or to supply the Company with pigskin on less favorable terms could have a negative impact on the Company's business, results of operations and financial condition.

Customers.

          The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company's customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

          The Company sells its products to wholesale customers and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company's inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company's business, results of operations and financial condition.

          The recent trend toward consolidation in the retail industry could lead to customers seeking more favorable terms of purchase from the Company and could lead to a decrease in the number of stores that carry the Company's products.

          The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. Failure to exercise these purchase options by the Department of Defense or the failure of the Company to secure future U.S. Department of Defense contracts could have an adverse effect on the Company's business, results of operations and financial condition.

          The Company's products are sold in many international markets through independent licensees or distributors. Failure by the Company's licensees or distributors to meet planned annual sales goals could have an adverse effect on the Company's business, results of operations and financial condition, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in distributors becomes necessary, the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in that market.

          In addition, changes in the channels of distribution such as the growth of Internet commerce and the trend toward the sale of private label products by major retailers could have an adverse effect on the Company's business, results of operations and financial condition.

Implementation of Growth Strategy.

          As part of its growth strategy, the Company seeks to enhance the positioning of its brands and to extend its brands into complementary product categories and consumer groups, to expand geographically, and to improve operational performance. There can be no assurance that we will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company's business, results of operations and financial condition. There is no assurance that the Company will be able to successfully launch the Patagonia® footwear line in Spring 2007 and there are no assurances that the Company's expected Merrell® brand expansion into apparel in Fall 2007 will be successful. The Company is investing substantial resources into these two product launches in 2007 and the failure of either or both could have an adverse effect on the Company's business, results of operations and financial condition.

Reputational Risks.

          The Company requires its independent contract manufacturers, distributors, licensees and others with which it does business to comply with the Company's standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated the Company's standards, the Company could receive negative publicity that could damage its reputation and negatively affect the value of its brands.

Government/Regulation.

          The Company's business is affected by changes in government and regulatory policies in the United States and on a global basis. Changes in interest rates, tax laws, duties, tariffs and quotas could have a negative impact on the Company's ability to produce and market footwear at competitive prices.

Global Political and Economic Uncertainty.

          Concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. The Company is subject to risks in doing business in developing countries and economically volatile areas.

Currency.

          Foreign currency fluctuation in valuations compared to the U.S. Dollar, changes in monetary controls and valuations, and the relative value to the U.S. dollar affect the Company's profitability. For a more detailed discussion of risk relating to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Protection of Intellectual Property; Continuation of Licensing Agreements.

          The Company invests significant resources to developing and protecting its intellectual property. The Company's ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights. In addition, some of the Company's branded footwear operations are operated pursuant to licensing agreements with third party trademark owners. These agreements are long-term, but are subject to early termination provisions. Early termination of any of these license agreements by the licensor could have a material adverse effect on the Company's business, results of operations and financial condition.

Integration of Newly Acquired Businesses.

          The Company may make strategic acquisitions in the future and cannot assure that it will be able to successfully integrate the operations of newly-acquired businesses into the Company's current operations. The failure to integrate newly acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company's business, results of operations and financial condition.

Litigation and Regulatory Proceedings.

          The Company is a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company's business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to defend the Company.

Anti-Takeover Provisions.

          Provisions of the Company's certificate of incorporation, bylaws, and the Company's Rights Plan, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to protect stockholders' interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year, the authorization of "blank check" preferred stock, which the Company's Board of Directors could issue with provisions designed to prevent or delay a takeover attempt, and provisions of the Company's Rights Plan that make it more difficult to acquire the Company without negotiating with the Board of Directors. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

Attraction and Retention of Qualified Personnel.

          The Company is dependent on the efforts and abilities of its senior executive officers, including its Chief Executive Officer and Chairman, Timothy J. O'Donovan. While the Company believes that its senior management team has significant depth, the loss of one or more members of senior executive management could have an adverse effect on the Company, its results of operations and financial condition. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel. While the Company has historically been successful in attracting and retaining key employees, competition for such employees in the footwear industry is intense and failure to retain or attract key employees could adversely impact the Company.

Item 1B.  Unresolved Staff Comments.

          None.

Item 2.  Properties.

          The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company's manufacturing and tanning operations are primarily conducted at a combination of leased and owned facilities in Arkansas, Michigan and the Dominican Republic. The Company operates its warehousing operations primarily through owned warehouses in Rockford, Michigan, totaling approximately 475,000 square feet, a leased warehouse in Cedar Springs, Michigan, of approximately 356,000 square feet and a leased warehouse in Howard City, Michigan, of approximately 460,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant.

          The following table lists the names and ages of the Executive Officers of the Company and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer during the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company

Steven M. Duffy	53	Retired Executive Vice President and President, Global Operations Group
V. Dean Estes	56	Retired Vice President and President, Wolverine Footwear Group
Stephen L. Gulis, Jr.	48	Executive Vice President, Chief Financial Officer and Treasurer
Cheryl L. Johnson	44	Vice President, Human Resources
Blake W. Krueger	52	Chief Operating Officer and President
Timothy J. O'Donovan	60	Chief Executive Officer and Chairman
Nicholas P. Ottenwess	43	Vice President of Finance and Corporate Controller
James D. Zwiers	38	General Counsel and Secretary

          Steven M. Duffy served the Company as Executive Vice President from April 1996 until his retirement in January 2006, and was also President of the Company's Global Operations Group. From 1993 to 1996 he served as Vice President. From 1989 to 1993 he served in various senior manufacturing positions.

          V. Dean Estes served the Company as Vice President from 1995 until his retirement in January 2006. Mr. Estes was also President of the Wolverine Footwear Group. Since he joined the Company in 1975, Mr. Estes has served in various positions relating to the sales, marketing and product development functions of the Company's work boot and shoe related businesses.

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

          Cheryl L. Johnson has served the Company as Vice President of Human Resources since January 2006. From 2004 to 2006 she served as Human Resources Director for Whirlpool Corporation, a

manufacturer and marketer of major home appliances. From 2002 to 2004 she served as Vice President of Global Human Resources, Fluid Handling Products Division for Textron, Inc., a manufacturer of centrifugal, axial flow, power, direct acting and gear pumps. During 2002 she served as Global Human Resources Director, Flooring Division, for E.I. du Pont de Nemours and Company, a chemical company, and from 1991-2002, she served as Global Human Resources Manager for that company.

          Blake W. Krueger has served the Company as Chief Operating Officer and President since October 2005. From August 2004 to October 2005, he served as Executive Vice President, Secretary and President of the Heritage Brands Group. From November 2003 to August 2004 he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

          Timothy J. O'Donovan has served the Company as Chief Executive Officer and Chairman of the Board since April 2005. From April 2000 to April 2005 he served as Chief Executive Officer and President. From 1996 to April 2000 he served as Chief Operating Officer and President. From 1982 to April 1996 he served as Executive Vice President.

          Nicholas P. Ottenwess has served the Company as Vice President of Finance and Corporate Controller since June 2001. From September 1997 to June 2001 he served as Corporate Controller. From 1993 to September 1997 he served as Vice President of Finance and Administration for The Hush Puppies Company.

          James D. Zwiers has served the Company as General Counsel and Secretary since October 2005. From December 2003 to October 2005 he served as General Counsel and Assistant Secretary. From January 1998 to December 2003 he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "WWW." The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2005 and 2004. The prices and dividends shown below are adjusted to reflect the three-for-two stock split distributed on February 1, 2005. The number of stockholders of record on March 1, 2006, was 1,450.

	2005		2004
Stock Price	High	Low	High	Low
First quarter	$23.65	$20.04	$16.10	$13.40
Second quarter	25.70	18.90	18.81	15.38
Third quarter	25.02	20.48	17.92	14.27
Fourth quarter	22.95	19.35	21.66	16.18

Cash Dividends Declared Per Share	2005	2004
First quarter	$.065	$.043
Second quarter	.065	.043
Third quarter	.065	.043
Fourth quarter	.065	.065

A quarterly dividend of $.075 per share was declared during the first quarter of fiscal 2006.

See Item 12 for information with respect to the Company's equity compensation plans.

The following table relates information regarding the Company's purchases of its own common stock during the fourth quarter:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 11, 2005 to October 8, 2005)
Common Stock Repurchase Program(1)	-	$-	-	980,582
Employee Transactions(2)	2,474	22.73	N/A	N/A
Period 2 (October 9, 2005 to November 5, 2005)
Common Stock Repurchase Program(1)	961,700	$21.16	961,700	18,882
Employee Transactions(2)	4,502	21.43	N/A	N/A
Period 3 (November 6, 2005 to December 3, 2005)
Common Stock Repurchase Program(1)	-	$-	-	18,882
Employee Transactions(2)	850	22.52	N/A	N/A
Period 4 (December 4, 2005 to December 31, 2005)
Common Stock Repurchase Program(1)	-	-	-	18,882
Employee Transactions(2)	18,755	$22.33	N/A	N/A
Total for Fourth Quarter ended December 31, 2005
Common Stock Repurchase Program(1)	961,700	$21.16	961,700	3,018,882
Employee Transactions(2)	26,581	22.22	N/A	N/A

1.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005, and on October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

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

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)

	2005	2004	2003	2002	2001
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,060,999	$991,909	$888,926	$827,106	$720,066
Net earnings	74,467	65,938	51,716	47,912	45,240
Per share of common stock:
Basic net earnings(2)(3)	$1.33	$1.15	$.88	$.79	$.74
Diluted net earnings(2)(3)	1.27	1.09	.85	.77	.71
Cash dividends declared(2)	.26	.19	.15	.12	.11
Financial Position at Year End
Total assets	$626,580	$639,571	$593,762	$531,994	$543,678
Long-term debt	32,411	43,904	59,923	72,915	90,848

Notes to Five-Year Operating and Financial Summary

1.	This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K.

2.

On December 15, 2004, the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to stockholders on February 1, 2005. All per share data has been retroactively adjusted for the increased shares resulting from this stock split. Treasury shares were excluded from the stock split.

3.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Wolverine World Wide, Inc. (the "Company") achieved record revenue and earnings during 2005. Revenue increased 7.0% to $1.061 billion. Earnings per share grew to a record $1.27 which reflected a 16.5% increase over the $1.09 reported in the prior year. The Company ended 2005 with $85.3 million in cash on hand and reduced debt to $32.4 million. For the seventh year in a row, the Company recorded positive cash generation from operating activities with 2005 cash generation reaching a record $119.7 million. Continued focus on asset management programs resulted in an 11.8% decrease in inventory levels at year end. Accounts receivable increased 3.9% on a revenue increase of 7.0%.

The Company's 2005 performance is a direct result of the execution of the Company's strategic growth plan unveiled several years ago. The key growth strategies of this plan include:

•

Global Expansion Revenue from international operations represented over 30% of the Company's 2005 revenue. During 2005, the CAT® and Wolverine® businesses in Canada were acquired and converted from a non-affiliated distributor-based operation to a Company-owned wholesale operation. Additionally, non-affiliated Merrell® distributors in Sweden and Finland, as well as Sebago® businesses in the U.K. and Germany, were converted to Company-owned wholesale operations. Including the new business units, the Company experienced 15.8% growth in its European operations and 34.5% growth in its Canadian operations. The Company now does business in over 170 countries around the world, either through direct operations or in conjunction with distributors or licensees.

•

Pursuing and Delivering Product Excellence The Company introduced several innovative new products during the year. The Merrell Continuum®, Wolverine MultiShox™ and CAT® brand's iTechnology™ products drove revenue growth. Consumer acceptance of the Company's products has resulted in increased global market share. The Company plans to extend the Merrell® brand into apparel in 2007 by capitalizing on the lifestyle potential of the brand and the anticipated demand for Merrell® Apparel.

•

Strengthening Our Brand and Business Portfolio The Company's brands target different segments of the market. A broad consumer base and a strong portfolio of multi-gender brands contributed to the global success of the Company. The Company continued to diversify its product distribution and further strengthened its portfolio by recently entering into a long-term exclusive global licensing agreement for Patagonia® Footwear. A Spring 2007 product launch for Patagonia® Footwear is anticipated. The Company continued to reach consumers in 2005 through strong advertising programs, point-of-sale and shop-in-shop presentations, participation/sponsorship of grass roots consumer events and consumer-direct retail strategies.

•

Providing Service Excellence to Our Customers The Company enhanced its operating systems during 2005, achieving its goal of operating on one common global platform. Additional enhancements to the Company's core SAP® operating system were implemented to more effectively meet today's rigorous financial reporting requirements. The Company continues to upgrade and expand its operating systems' capabilities in order to meet the needs of retailers around the world.

•

Building a Strong Team and Company Culture The Company strengthened its management team to prepare for future growth. Key positions were filled with internal candidates, which is a testament to the bench strength of the management team. During the fourth quarter, Blake Krueger was promoted from Executive Vice President and President of the Heritage Brands Group to President and Chief Operating Officer of Wolverine World Wide, Inc. In addition, a seasoned Human Resources executive was recruited to strengthen the Company's global employment processes.

During the fourth quarter of 2005, the Company unveiled its new Corporate Vision -"To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose." The Company believes the new vision sets it apart from the competition and provides an achievable road map toward future growth and success.

The Company plans to achieve this vision and enhance shareholder value by:

•

Creating a Community of Great Global Brands The Company intends to drive its brands to worldwide leadership positions while pursuing initiatives to extend its owned brands into categories beyond footwear.

•

Designing Products to Enhance the Consumer's Experience The Company will strive to design products that consumers desire and that provide exceptional performance, surpass consumers' expectations and reflect each brand's unique point-of-view.

•

Achieving Operational Excellence The Company's strong suite of business systems and processes, sourcing expertise and supply chain management should continue to offer a competitive advantage to retail customers.

•

Generating Consistent and Growing Value for Our Shareholders The Company intends to drive its future financial success with a business model based on revenue growth, expanded operating margin, improved asset turnover and cash generation.

•	Acting with a Commitment to Social Responsibility The Company intends to continue its commitment to the human needs of the communities in which it operates.

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

RESULTS OF OPERATIONS - FISCAL 2005 COMPARED TO FISCAL 2004

FINANCIAL SUMMARY - 2005 VERSUS 2004
	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$964.5	90.9%	$903.6	91.1%	$60.9	6.7%
Other business units	96.5	9.1%	88.3	8.9%	8.2	9.2%
Total revenue	$1,061.0	100.0%	$991.9	100.0%	$69.1	7.0%

Gross margin
Branded footwear and licensing	$369.6	38.3%	$343.1	38.0%	$26.5	7.7%
Other business units	35.6	36.9%	31.0	35.2%	4.6	14.7%
Total gross margin	$405.2	38.2%	$374.1	37.7%	$31.1	8.3%

Selling and administrative expenses	$291.9	27.5%	$274.1	27.6%	$17.8	6.5%
Interest expense-net	1.9	0.2%	3.2	0.3%	(1.3)	(41.1%	)
Other (income) expense-net	0.2	0.0%	(.3)	0.0%	.5	(149.2%	)
Earnings before income taxes and minority interest	111.2	10.5%	97.1	9.8%	14.1	14.6%
Net earnings	74.5	7.0%	65.9	6.6%	8.6	12.9%

Diluted earnings per share	$1.27	-	$1.09	-	$.18	16.5%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing and distributing branded footwear, licensed apparel and accessories. Within the branded footwear and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® Footwear brands), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Bates® and Stanley® Footgear brands), the Heritage Brands Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company,

and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine® Leathers (comprised of the Tannery and Procurement operations). The following is supplemental information on total revenue:

Total Revenue
	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$337.8	31.8%	$286.6	28.9%	$51.2	17.8%
Wolverine Footwear Group	262.8	24.8%	269.3	27.1%	(6.5)	(2.4%	)
Heritage Brands Group	174.2	16.4%	164.4	16.6%	9.8	5.9%
The Hush Puppies Company	163.4	15.4%	152.8	15.4%	10.6	7.0%
Other Branded Footwear	26.3	2.5%	30.5	3.1%	(4.2)	(13.8%	)
Total branded footwear and licensing revenue	$964.5	90.9%	$903.6	91.1%	$60.9	6.7%
Other business units	96.5	9.1%	88.3	8.9%	8.2	9.2%
Total revenue	$1,061.0	100.0%	$991.9	100.0%	$69.1	7.0%

REVENUE
Revenue for 2005 increased $69.1 million over 2004. The addition of the CAT® and Wolverine® wholesale operations in Canada, as well as the transition of the Merrell® businesses in Sweden and Finland and the Sebago® operations in the U.K. and Germany from distributor-based businesses to Company-owned wholesale businesses represented $20.6 million of the revenue increase. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing segment operations, as discussed below, contributed $45.0 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $3.5 million. Both domestic and international revenue increased with international revenue accounting for 30.2% of total revenue in 2005 compared to 27.5% in 2004.

The Outdoor Group reported a 17.8% increase in revenue over 2004, its eighth year of double-digit growth. The Merrell® business achieved double-digit growth in the U.S., Canada and Europe. The brand also experienced growth with its network of international distributors. Strong sales in the multi-sport, after-sport and sports fashion categories drove the increase. The Merrell® brand presence continues to expand globally with 870 shop-in-shops and 31 Merrell® exclusive stores operated by independent retailers. The Sebago® brand experienced a 17.6% increase in revenue over the prior year. The increase was driven by sales in the international markets where distribution arrangements have been converted to Company-owned wholesale operations.

The Wolverine Footwear Group experienced a 2.4% decline in revenue for 2005. The Wolverine® and Stanley® Footgear boot businesses experienced an increase of $5.7 million during 2005 as new product and marketing initiatives drove strong retail performance. The conversion of a Canadian distributorship to a Company-owned wholesale operation accounted for approximately half of the increase. The decrease of $12.2 million in the Bates® division was primarily the result of a planned reduction in combat boot shipments.

The Heritage Brands Group experienced a 5.9% revenue increase in 2005. The CAT® Footwear increase was driven by revenue growth in Europe and with the Company's global trading partners. Positive consumer response to new product initiatives such as iTechnology™ and expanded retail distribution helped to drive the increase. The conversion of the business in Canada from a distributorship to a

Company-owned wholesale operation also contributed to the increase. Revenue for the Harley-Davidson® Footwear brand remained even with the prior year.

The Hush Puppies Company's revenue increased 7.0% in 2005. The revenue growth was broad-based as increases were achieved in the U.S., Canada and Europe. Strong response to the new contemporary-styled Hush Puppies® product fueled growth both in the Company-owned wholesale operations and with the Company's global licensing partners.

Revenue for Other Branded Footwear decreased 13.8% in 2005 due to a reduction in demand from key customers for private label product.

Within the Company's other business units, Wolverine Retail reported an upper-single-digit same-store sales increase as consumers responded favorably to the Company's products. Wolverine® Leathers recorded a revenue increase driven by greater demand for sueded leather footwear.

The Company ended 2005 with an order backlog approximately 11% above 2004 year-end levels. This backlog principally reflects demand for the first half of 2006.

GROSS MARGIN
The gross margin level for 2005 of 38.2% was a 50 basis point improvement over the prior year. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases resulted in lower product costs which added 60 basis points to the margin. An increase in shipments of higher margin products improved margin by 40 basis points. Unfavorable manufacturing variances and increased product costs totaling 50 basis points partially offset the gross margin improvement.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $17.8 million during 2005 to $291.9 million. The addition of the CAT® and Wolverine® operations in Canada, as well as the transition of the Merrell® businesses in Sweden and Finland and the Sebago® operations in the U.K. and Germany from distributor-based businesses to Company-owned wholesale businesses, accounted for $7.3 million of the increase. The Company continues to invest in marketing and new business development which accounted for $2.7 million of the increase. The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

INTEREST, OTHER & TAXES
The decrease in net interest expense reflected lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility, as well as increased interest income from invested cash balances.

The decrease in other income primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for 2005 was 33.1% compared to 31.8% in 2004. During the fourth quarter of 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004. The Company repatriated $41.5 million of eligible earnings and, as a result, recorded tax expense of $1.4 million. The annualized effective tax rate for fiscal 2006 is estimated to range from 33.0% to 33.5%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $74.5 million compared to $65.9 million in 2004, an increase of $8.6 million.

RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

FINANCIAL SUMMARY - 2004 VERSUS 2003
	2004		2003			Change
	$	%	$	%		$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$903.6	91.1%	$812.6	91.4%		$91.0	11.2%
Other business units	88.3	8.9%	76.3	8.6%		12.0	15.7%
Total revenue	$991.9	100.0%	$888.9	100.0%		$103.0	11.6%

Gross margin
Branded footwear and licensing	$343.1	38.0%	$300.1	36.9%		$43.0	14.3%
Other business units	31.0	35.2%	26.5	34.7%		4.5	17.0%
Total gross margin	$374.1	37.7%	$326.6	36.7%		$47.5	14.5%

Selling and administrative expenses	$274.1	27.6%	$246.7	27.7%		$27.4	11.1%
Interest expense-net	3.2	0.3%	5.5	0.6%		(2.3)	(41.8%	)
Other income-net	(.3)	0.0%	(.7)	(0.1%	)	(.4)	(57.1%	)
Earnings before income taxes and minority interest	97.1	9.8%	75.1	8.5%		22.0	29.3%
Net earnings	65.9	6.6%	51.7	5.8%		14.2	27.5%

Diluted earnings per share	$1.09	-	$.85	-		$.24	28.2%

The following is supplemental information on total revenue:

Total Revenue
	2004		2003		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$286.6	28.9%	$223.2	25.1%	$63.4	28.4%
Wolverine Footwear Group	269.3	27.1%	255.4	28.7%	13.9	5.4%
Heritage Brands Group	164.4	16.6%	156.1	17.5%	8.3	5.3%
The Hush Puppies Company	152.8	15.4%	147.2	16.6%	5.6	3.8%
Other Branded Footwear	30.5	3.1%	30.7	3.5%	(.2)	(0.7%	)
Total branded footwear and licensing revenue	$903.6	91.1%	$812.6	91.4%	$91.0	11.2%
Other business units	88.3	8.9%	76.3	8.6%	12.0	15.7%
Total revenue	$991.9	100.0%	$888.9	100.0%	$103.0	11.6%

REVENUE
Revenue for 2004 increased $103.0 million over 2003. A full year of revenue from Sebago® represented $26.3 million of the increase. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing segment operations, as discussed below, contributed $58.5 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $18.2 million. Both domestic and international revenue increased with international revenue accounting for 27.5% of total revenue in 2004 compared to 24.5% in 2003.

The Outdoor Group reported its seventh year of double-digit revenue growth. The Merrell® business accounted for over half of the increase. Merrell® experienced double-digit growth in the four wholesale markets that it services - U.S., Canada, U.K. and Europe. The Merrell® brand's presence continued to grow with 134 U.S. shop-in-shops in operation at year end. The Sebago® brand, in its first full year of operations, met its planned revenue goal. Approximately 60% of the Sebago® revenue was generated outside of the United States.

The Wolverine Footwear Group's revenue increase was due to the success of the Bates® division. The Bates® brand improvements were driven by increased shipments of technical boot products to the U.S. military and the civilian uniform markets. A significant portion of the sales gain resulted from accelerated demand under a combat boot contract for the Department of Defense. Wolverine® brand recorded a decline in revenue principally as a result of lower average selling prices as the business responded to consumer demand for more boot product in the $80 - $120 retail price point category.

The Heritage Brands Group recorded a mid-single-digit revenue increase for 2004. The Harley-Davidson® Footwear business recorded a slight increase for the year, with growth coming from new distribution channels. The CAT® Footwear business recorded revenue growth in the U.S., U.K., Europe and with the brand's international distributors. New product technologies introduced during the year, as well as the impact of translating foreign denominated revenue to U.S. dollars, contributed to the increase.

The Hush Puppies Company's revenue increase was generated from the U.K., Canada and the international licensing businesses. Within The Hush Puppies Company's foreign wholesale operations, Hush Puppies® U.K. reported a strong increase as a result of expanded distribution with fashion accounts. The Hush Puppies® Canada business recorded an increase in a challenging retail environment. Hush Puppies® U.S. business experienced a revenue decrease as the business continued its transition plan from mature, lower-priced product to a younger, more contemporary-styled footwear assortment.

Revenue for Other Branded Footwear decreased as the Company executed a strategy to revamp its private label footwear offerings.

Within the Company's other business units, Wolverine Retail reported a mid-single-digit same-store sales increase. Wolverine® Leathers recorded a revenue increase driven primarily by market demand for sueded leather footwear.

The Company ended 2004 with an order backlog approximately 13% above 2003 year-end levels. This backlog principally reflected demand for the first half of 2005.

GROSS MARGIN
The total gross margin level for 2004 of 37.7% was a 100 basis point improvement over the prior year. Benefits from favorable exchange rates comprised 60 basis points of the improvement. Inventory management programs, as well as a higher margin product mix, also contributed to the improvement.

SELLING AND ADMINISTRATIVE EXPENSES
The increase in selling and administrative expenses included an additional $7.0 million investment in product development and marketing for the Company's branded products. The Company also recognized increases in profit sharing expense of $6.0 million. The impact of translating foreign denominated operating expense to U.S. dollars increased total expense by $4.9 million in 2004. The Company recorded a $1.2 million decrease in pension expense. The remaining increase related primarily to selling costs that are directly variable to the increase in revenue.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the year, as well as interest income from invested cash.

The change in other income primarily related to the change in realized gains or losses on foreign currency transactions.

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

LIQUIDITY AND CAPITAL RESOURCES
	December 31,	January 1,	Change
	2005	2005	$	%
(Millions of Dollars)
Cash	$ 85.3	$ 72.2	$ 13.1	18.1%
Accounts receivable	157.1	151.2	5.9	3.9%
Inventories	161.3	182.9	(21.6)	(11.8%	)
Accounts payable	41.1	50.5	(9.4)	(18.6%	)
Accrued salaries and wages	17.5	19.4	(1.9)	(9.9%	)
Other accrued liabilities	34.4	28.6	5.8	20.6%
Debt	32.4	43.9	(11.5)	(26.2%	)

Cash provided by operating activities	119.7	106.4	13.3	12.5%
Additions to property, plant and equipment	19.2	18.1	1.1	6.0%
Depreciation and amortization	20.0	19.1	.9	5.1%

The Company continued to strengthen its balance sheet in 2005. Accounts receivable increased 3.9% on a 7.0% revenue gain, while reducing the accounts receivable days' sales outstanding slightly from prior year. Cash of $119.7 million was generated from operating activities in 2005, of which $15.8 million was generated from working capital improvements. Inventory levels were down 11.8% at year end as a result of focused inventory management initiatives.

The decrease in accounts payable was attributed to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily a result of a $4.2 million income tax payable recorded for year-end 2005.

The majority of capital expenditures were for information system enhancements, distribution equipment and building improvements and consumer-direct initiatives. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under revolving credit facilities at December 31, 2005 or January 1, 2005. The Company was in compliance with all debt covenant requirements at December 31, 2005. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $2.9 million and $3.2 million at the end of 2005 and 2004, respectively. The total debt to total capital ratio for the Company was 6.6% in 2005 and 8.7% in 2004.

The Company's pension benefit results are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax expense resulting from the Company's qualified defined benefit pension plans increased $3.1 million ($.04 per share) for 2005 when compared to 2004 as a result of the amortization of prior losses incurred due to market value declines and discount rate reductions. The Company also recorded a net change of $.6 million within the accumulated other comprehensive income component of stockholders' equity in 2005 to increase the minimum pension liability. This adjustment had no impact on the net earnings or cash flows of the Company. The Company estimates that pre-tax expense related to qualified defined benefit pension plans will remain flat in 2006 as compared to 2005.

Applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and SFAS No. 132, the Company's qualified pension plans (the "Plans") were overfunded by $11.1 million in 2005 and $3.5 million in 2004. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2005 and 2004. Discretionary cash contributions were made to the Plans totaling $3.1 million in 2005 and $5.0 million in 2004 to provide long-term stability to the Plans. The Company expects to contribute $3.0 million to its qualified defined benefit pension plans and $.8 million to the SERP in 2006.

In 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004 (the "Act"), which provides for a tax deduction of 85% of certain foreign earnings that were repatriated in 2005.  During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings of $41.5 million and, as a result, recorded tax expense of $1.4 million.  The amount repatriated will be used primarily for capital expenditures and research and development activities in the U.S. No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $89.2 million at December 31, 2005 ($96.1 million at January 1, 2005) as the Company expects such earnings will be invested overseas indefinitely.

Since August 2002, the Company's Board of Directors has approved four common stock repurchase programs each authorizing the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective dates listed below. The primary purpose of these stock repurchase programs is to increase shareholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time-to-time, depending upon market conditions and other factors.

	2005		2004		Cumulative
Authorization effective date	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased
December 13, 2005	-	$-	-	$-	-	$-
October 5, 2004	2,942,400	63,682,000	38,718	773,000	2,981,118	64,455,000
December 9, 2003	-	-	3,000,000	49,020,000	3,000,000	49,020,000
August 19, 2002	-	-	211,500	3,219,000	3,000,000	36,529,000

The Company declared dividends of $14.5 million in 2005, or $.26 per share, which was a 34.0% increase on a per share basis over the $11.1 million, or $.194 per share, declared in 2004. On February 15, 2006, the Company declared a quarterly cash dividend of $.075 per share of common stock, an increase of 15.4% as compared to the same period of 2005. The quarterly dividend is payable on May 1, 2006, to shareholders of record on April 3, 2006.

On June 6, 2005, the Company announced an exclusive footwear licensing agreement for Patagonia® Footwear with product introduction expected for Spring 2007.

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2.3 million, of which $.4 million was deferred until July 1, 2006. The transaction eliminated the minority interest of $.6 million resulting in goodwill of $1.8 million.

On January 3, 2005, the Company expanded its owned Wolverine® and CAT® Footwear operations in Canada. This expansion allowed the Company to directly wholesale all major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2.1 million and assumed liabilities of $.8 million were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2.3 million in cash and resulted in goodwill and intangible assets of approximately $1.0 million. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear and licensing segment. The majority of the goodwill is expected to be deductible for tax purposes. The amortizable intangible assets have a weighted average useful life of approximately ten years.

On January 3, 2005, the Company expanded its owned Merrell® operations into Sweden and Finland and its Sebago® operations into the U.K. and Germany. Assets consisting primarily of inventory totaling approximately $.5 million were acquired from former distributors for cash.

On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and certain amortizable intangible assets totaling $18.6 million and assumed liabilities of $2.0 million. The total purchase price of Sebago, Inc. was $16.9 million, which consisted of $14.9 million paid in cash and a note payable for $2.0 million ($1.0 million paid in 2004 and $1.0 million paid in 2005), resulting in goodwill of $.2 million.

These acquisitions are discussed further in Note 11 to the consolidated financial statements.

The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam and safety footwear from China and India. The European Commission has recommended provisional measures which, if implemented, would result in additional duties of 19.4% on certain leather footwear imported into the European Union from China and 16.8% on certain leather footwear imported into the European Union from Vietnam. Analysis and discussion between the European Commission, Member States and interested parties regarding these anti-dumping investigations is continuing and the final outcome of these investigations is uncertain. The imposition of preliminary or final dumping measures could have a material impact on the Company. The Company and a number of other companies in the footwear industry are advocating against the imposition of dumping measures by the European Union. The Company is also exploring alternative sourcing options for importation into the European Union if dumping measures are imposed.

NEW ACCOUNTING STANDARDS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for fiscal years beginning after June 15, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123(R) effective with its fiscal year beginning January 1, 2006 using the modified prospective method.

While the Company continues to evaluate its share-based payment strategies, it estimates the incremental pre-tax impact of SFAS No. 123(R) to approximate $3.9 million for 2006.

Further discussion on stock-based compensation can be found in Note 1 to the consolidated financial statements.

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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company's expectations. Adjustments to these estimates may be required if the financial condition of the Company's customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period the Company made such a determination. At December 31, 2005 and January 1, 2005, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished good inventories in foreign countries where LIFO is not permitted. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company's cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company's cost of sales and inventory would be recorded in the period in which such determination was made.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and there was no impairment indicated for 2005 or 2004.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would result in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2005 or 2004.

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

Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At December 31, 2005 and January 1, 2005, the Company had outstanding forward currency exchange contracts to purchase $61.4 million and $47.0 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 280 days.

The Company also has production facilities in the Dominican Republic where financial statements reflect U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2006 and beyond.

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and The Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended December 31, 2005, the strengthening of the U.S. dollar decreased the value of these investments in net assets by $11.5 million. For the year ended January 1, 2005, the strengthening of foreign currencies increased the value of these investments in net assets by $9.7 million. These changes resulted in cumulative foreign currency translation adjustments at December 31, 2005 and January 1, 2005 of $12.2 million and $23.8 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders' equity.

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

							2005		2004
	2006	2007	2008	2009	2010	There- after	Total	Fair Value	Total	Fair Value
(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed rate	$11.0	$10.7	$10.7	-	-	-	$32.4	$33.0	$43.9	$46.0
Average interest rate	6.5%	6.5%	6.5%	-	-	-	6.5%	-	6.5%	-

The Company has the following payments under contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Thousands of Dollars)
Long-term debt	$32,384	$10,956	$21,428	$-	$-
Estimated interest on long-term debt	2,104	712	1,392	-	-
Capital leases	26	16	10	-	-
Operating leases	75,530	11,246	19,301	13,858	31,125
Purchase obligations (1)	190,824	190,824	-	-	-
Deferred compensation	2,053	314	609	440	690
Pension (2)	3,000	3,000	-	-	-
SERP	13,849	846	1,728	1,728	9,547
Dividends declared	7,731	7,731	-	-	-
Minimum royalties	7,082	1,176	2,202	2,874	830
Minimum advertising	8,037	1,514	3,165	3,358	-
Total	$342,620	$228,335	$49,835	$22,258	$42,192

(1)Purchase obligations primarily relate to inventory and capital expenditure commitments.
(2)Pension obligations reflect only planned pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

The Company had $172.3 million of additional borrowing capacity available under all of its existing credit facilities at December 31, 2005. The Company's additional borrowing capacity is summarized as follows:

		Expiration of availability
	Total commitments available	Less than 1 year	1 year or greater
(Millions of Dollars)
Revolving credit	$150.0	$ -	$150.0
Commercial letters of credit	20.3	20.3	-
Standby letters of credit	2.0	2.0	-

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

Management's Report on Internal Control Over Financial Reporting.

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

          There was no change in the Company's internal control over financial reporting that occurred during the sixteen-week period ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable regulations of the SEC and the New York Stock Exchange (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that David T. Kollat and Phillip D. Matthews are audit committee financial experts as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, under the caption "Wolverine's Board of Directors" under the subheading "Board Committees and Meetings-Audit Committee."

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

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheadings "Nominees for Terms Expiring in 2009," "Continuing Directors - Terms Expiring in 2008," and "Continuing Directors - Terms Expiring in 2007" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference.

          In addition to the directors discussed in the definitive Proxy Statement, the Company's Board of Directors currently includes Donald V. Fites (age 72), who will retire at this year's annual meeting. His term was scheduled to expire at the annual meeting in 2008. Mr. Fites is retiring after seven years of service as a director. Mr. Fites has been a director since 1999. From 1990 until his retirement in 1999, Mr. Fites was Chairman and Chief Executive Officer of Caterpillar, Inc., a manufacturer of construction, mining and agricultural machinery and engines. Mr. Fites also is a director of AK Steel Holding Corporation; Oshkosh Truck Corporation; and Unitrin, Inc.

          The information regarding directors and executive officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.	Executive Compensation.

          The information contained under the caption "Wolverine's Board of Directors" under the subheadings "Compensation of Directors" and "Board Committees and Meetings-Compensation Committee," and under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements" and "Wolverine's Stock Price Performance" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference.

          The following table provides information about Wolverine's equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,040,712	(2)(3)	$14.72	5,674,194	(4)

Equity compensation plans not approved by security holders	---		n/a	---

Total	5,040,712		$14.72	5,674,194

Notes to Equity Compensation Plan Information

1.

Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

2.

Includes 4,499,984 stock options awarded to employees under the 1988 Stock Option Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Stock Incentive Plan of 1999, the Stock Incentive Plan of 2001, the Stock Incentive Plan of 2003 and the Stock Incentive Plan of 2005 and 540,728 stock options awarded to non-employee directors under the Stock Incentive Plan of 2005 and the Amended and Restated Directors' Stock Option Plan approved by stockholders in 2002 and the previous Amended and Restated Directors' Stock Option Plan initially adopted in 1988. Column (a) does not include stock units credited to outside directors' fee accounts or retirement accounts under the Outside Directors' Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director's fee account and retirement account under the Outside Directors' Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company's equity compensation plans.

3.	All options were exercisable as of December 31, 2005.

4.

Comprised of: (i) 554,306 shares available for issuance under the Outside Directors' Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 5,119,888 shares issuable under the various employee stock incentive plans. Of these total amounts available, the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right as of December 31, 2005:

•	Outside Directors' Deferred Compensation Plan: 554,306
•	1997 Stock Incentive Plan: 6,779
•	Stock Incentive Plan of 1999: 73,047
•	Stock Incentive Plan of 2001: 456,526
•	Stock Incentive Plan of 2003: 11,692
•	Stock Incentive Plan of 2005: 2,125,000

The Outside Directors' Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company will pay an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors' Deferred Compensation Plan. Participation in the plan beyond the annual equity retainer is voluntary. The plan allows participating directors to receive, in lieu of some or all directors' fees, a number of stock units equal to the amount of the deferred directors' fees divided by the fair market value of the Company's common stock on the date of payment of the next cash dividend on the Company's common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director's fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company's common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 554,306 shares issuable under the Outside Directors' Deferred Compensation Plan, 212,743 shares have been issued to a trust to satisfy the Company's obligations and are included in shares reported as issued and outstanding as of the record date.

The employee stock incentive plans listed above are equity-based incentive plans for officers, key employees, and, under the Stock Incentive Plan of 2005, directors. Those plans authorize awards of stock options, restricted common stock, common stock and, under certain plans, tax benefit rights, restricted stock units, deferred stock units, and/or stock appreciation rights. The Stock Incentive Plans of 2001 and 2003 specifically limit the number of shares that can be awarded as restricted or unrestricted common stock to 40% and 15%, respectively, of the shares authorized under the plan. The Stock Incentive Plan of 2005 provides that each share of restricted or unrestricted common stock, each restricted stock unit and each stock appreciation right is counted as two shares against the total number of shares authorized under the Stock Incentive Plan of 2005. The number of securities listed as remaining available in column (c) of the table assumes the grant of all stock options, which count as only one share against the total number of shares authorized under the Stock Incentive Plan of 2005. Actual shares available under the Stock Incentive Plan of 2005 will be less to the extent that awards of restricted or unrestricted common stock, restricted stock units or stock appreciation rights are issued from that plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under a plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Item 13.  Certain Relationships and Related Transactions.

          The information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 20, 2006, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

•	Notes to the Consolidated Financial Statements as of December 31, 2005.

•	Reports of Independent Registered Public Accounting Firm.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts of Continuing Operations.

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

4.7

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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

4.9

Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2005. Here incorporated by reference.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5	Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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

10.8	Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2005. Here incorporated by reference.

10.9	Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 2003. Here incorporated by reference.

10.10

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.11

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

10.13	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan) (Restated as amended through February 10, 2005).*

10.14	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.15

Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. An updated participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.15.

10.16

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

10.18

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. An updated participant schedule of current executive officers participating in the plan is attached as Exhibit 10.18.

10.19	Employees' Pension Plan (Restated as amended through March 28, 2005).*

10.20	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.22

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.21 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.23	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.24	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

10.26

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.25 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.27	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.28

Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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

          The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. James D. Zwiers, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated: March 15, 2006	By:	/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2006

/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2006

/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 15, 2006

*/s/ Donald V. Fites Donald V. Fites	Director	March 15, 2006

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 15, 2006

*/s/ David T. Kollat David T. Kollat	Director	March 15, 2006

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 15, 2006

*/s/ Phillip D. Matthews Phillip D. Matthews	Director	March 15, 2006

*/s/ David P. Mehney David P. Mehney	Director	March 15, 2006

*/s/ Shirley D. Peterson Shirley D. Peterson	Director	March 15, 2006

*/s/ Paul D. Schrage Paul D. Schrage	Director	March 15, 2006

*/s/ Michael A. Volkema Michael A. Volkema	Director	March 15, 2006

*By /s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr. Attorney-in-Fact	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2006

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2005	2004

(Thousands of Dollars)
Assets
Current assets:
Cash and cash equivalents	$85,258	$72,172
Accounts receivable, less allowances (2005-$8,729; 2004-$8,200)	157,119	151,174
Inventories:
Finished products	140,729	161,315
Raw materials and work-in-process	20,618	21,609
	161,347	182,924

Deferred income taxes	5,411	6,113
Prepaid expenses and other current assets	11,613	18,472
Total current assets	420,748	430,855

Property, plant and equipment:
Land	882	962
Buildings and improvements	68,235	65,246
Machinery and equipment	140,909	136,950
Software	54,605	49,686
	264,631	252,844
Less accumulated depreciation	171,429	157,914
	93,202	94,930
Other assets:
Goodwill	35,624	35,552
Other non-amortizable intangibles	8,347	8,090
Cash surrender value of life insurance	29,257	26,930
Prepaid pension costs	33,735	35,289
Other	5,667	7,925
	112,630	113,786
Total assets	$626,580	$639,571

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,107	$50,521
Salaries, wages and other compensation	17,510	19,435
Income taxes	4,231	-
Taxes, other than income taxes	3,560	4,736
Other accrued expenses	26,657	23,824
Current maturities of long-term debt	10,972	11,735
Total current liabilities	104,037	110,251

Long-term debt, less current maturities	21,439	32,169
Deferred compensation	9,227	8,560
Accrued pension liabilities	19,367	15,443
Deferred income taxes	9,658	14,291
Other liabilities	531	-
Minority interest	-	566

Stockholders' equity:
Common stock, $1 par value: authorized 160,000,000 shares; issued,
including treasury shares: 2005-59,211,814; 2004-67,350,495	59,212	67,350
Additional paid-in capital	13,203	99,518
Retained earnings	452,672	437,406
Accumulated other comprehensive income	9,398	19,446
Unearned compensation	(5,873)	(4,955)
Cost of shares in treasury: 2005-3,082,548 shares; 2004-9,452,361 shares	(66,291)	(160,474)
Total stockholders' equity	462,321	458,291
Total liabilities and stockholders' equity	$626,580	$639,571

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

	Fiscal Year
	2005	2004	2003
(Thousands of Dollars, Except Per Share Data)
Common Stock
Balance at beginning of the year	$67,350	$66,389	$65,825
Common stock issued under stock incentive plans
(2005-1,214,857 shares; 2004-2,081,586 shares;
2003-1,234,893 shares)	1,214	2,082	1,235
Impact of stock split on treasury shares	(9,352)	(1,121)	(671)
Balance at end of the year	59,212	67,350	66,389

Additional Paid-In Capital
Balance at beginning of the year	99,518	81,980	71,009
Amounts associated with common stock issued
under stock incentive plans:
Proceeds over par value	14,609	8,878	8,281
Income tax benefits	3,720	7,782	1,710
Impact of stock split on treasury shares	(104,726)	1,121	671
Issuance of treasury shares (2005-11,662 shares;
2004-8,924 shares; 2003-27,886 shares)	12	87	51
Net change in employee notes receivable	70	(330)	258
Balance at end of the year	13,203	99,518	81,980

Retained Earnings
Balance at beginning of the year	437,406	382,603	339,475
Impact of stock split on treasury shares	(44,725)	-	-
Net earnings	74,467	65,938	51,716
Cash dividends (2005-$.26 per share;
2004-$.19 per share; 2003-$.15 per share)	(14,476)	(11,135)	(8,588)
Balance at end of the year	452,672	437,406	382,603

Accumulated Other Comprehensive Income
Balance at beginning of the year	19,446	8,540	(23,522)
Foreign currency translation adjustments	(11,544)	9,727	10,922
Change in fair value of foreign exchange contracts, net of
taxes (2005-$1,280; 2004-$174; 2003-$730)	2,085	160	(1,393)
Minimum pension liability adjustment, net of taxes
(2005-$303; 2004-$524; 2003- $11,608)	(589)	1,019	22,533
Balance at end of the year	9,398	19,446	8,540

Unearned Compensation
Balance at beginning of the year	(4,955)	(4,138)	(3,833)
Awards under restricted stock incentive plans	(4,190)	(4,165)	(2,488)
Compensation expense	3,272	3,348	2,183
Balance at end of the year	(5,873)	(4,955)	(4,138)

Cost of Shares in Treasury
Balance at beginning of the year	(160,474)	(105,280)	(79,857)
Common stock purchased for treasury
(2005-2,994,210 shares; 2004-2,251,972 shares;
2003-1,367,770 shares)	(64,856)	(55,331)	(25,656)
Issuance of treasury shares (2005-11,662 shares;
2004-8,924 shares; 2003-27,886 shares)	236	137	233
Impact of stock split on treasury shares	158,803	-	-
Balance at end of the year	(66,291)	(160,474)	(105,280)
Total stockholders' equity at end of the year	$462,321	$458,291	$430,094

Comprehensive Income
Net earnings	$74,467	$65,938	$51,716
Foreign currency translation adjustments	(11,544)	9,727	10,922
Change in fair value of foreign exchange contracts, net of taxes	2,085	160	(1,393)
Minimum pension liability adjustment, net of taxes	(589)	1,019	22,533
Total comprehensive income	$64,419	$76,844	$83,778

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2005	2004	2003
(Thousands of Dollars, Except Per Share Data)

Revenue	$1,060,999	$991,909	$888,926

Cost and expenses:
Cost of products sold	655,800	617,774	562,338
Selling and administrative expenses	291,891	274,125	246,652
Interest expense	3,647	4,185	5,896
Interest income	(1,736)	(940)	(422)
Other (income) expense	150	(305)	(686)
	949,752	894,839	813,778
Earnings before income taxes and minority interest	111,247	97,070	75,148

Income taxes	36,780	30,879	23,262
Earnings before minority interest	74,467	66,191	51,886

Minority interest	-	253	170

Net earnings	$74,467	$65,938	$51,716

Net earnings per share:
Basic	$1.33	$1.15	$.88
Diluted	1.27	1.09	.85

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2005	2004	2003
(Thousands of Dollars)
Operating Activities
Net earnings	$74,467	$65,938	$51,716
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Depreciation	19,470	18,683	17,664
Amortization	570	388	283
Deferred income taxes (credit)	(4,908)	1,179	(902)
Unearned compensation	3,272	3,348	2,183
Pension	5,927	1,249	(2,456)
Other	5,011	3,376	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	(7,739)	(2,332)	15,534
Inventories	19,375	(15,833)	17,069
Other operating assets	11,221	(2,776)	529
Accounts payable	(4,862)	21,229	(5,820)
Other operating liabilities	(2,153)	11,912	7,668
Net cash provided by operating activities	119,651	106,361	102,203

Investing Activities
Business acquisitions, net of cash acquired	(4,602)	-	(14,780)
Additions to property, plant and equipment	(19,160)	(18,080)	(16,015)
Other	513	(104)	58
Net cash used in investing activities	(23,249)	(18,184)	(30,737)

Financing Activities
Proceeds from long-term borrowings	69,972	44,385	66,194
Payments of long-term debt	(81,465)	(60,404)	(81,176)
Cash dividends paid	(14,814)	(11,135)	(8,588)
Purchase of common stock for treasury	(64,856)	(55,331)	(25,656)
Proceeds from shares issued under stock incentive plans	11,951	6,688	7,570
Net cash used in financing activities	(79,212)	(75,797)	(41,656)
Effect of foreign exchange rate changes	(4,104)	4,436	(1,532)
Increase in cash and cash equivalents	13,086	16,816	28,278

Cash and cash equivalents at beginning of the year	72,172	55,356	27,078
Cash and cash equivalents at end of the year	$85,258	$72,172	$55,356

Other Cash Flow Information
Interest paid	$3,171	$4,056	$5,461
Net income taxes paid	27,207	23,868	22,725

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, work shoes and boots, uniform shoes and boots, constructed slippers and moccasins. The Company's global portfolio of owned and licensed brands includes: Bates®, CAT® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HYTEST®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and a pigskin procurement operation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week periods ended December 31, 2005 and January 1, 2005 and the 53-week period ended January 3, 2004.

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

COST OF PRODUCTS SOLD
Cost of products sold for the Company's operations include the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling and administrative expenses.

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

Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements and from three to ten years for machinery, equipment and software. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably assured lease renewals as determined at lease inception.

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents and customer relationships. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to fifteen years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $2,318,000 and $1,492,000 for 2005 and 2004, respectively, and accumulated amortization of $1,610,000 and $1,159,000 for 2005 and 2004, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2005 is as follows: 2006-$673,000; 2007-$583,000; 2008-$447,000; 2009-$244,000; 2010-$101,000.

The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill and other non-amortizable intangibles.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 31, 2005 and January 1, 2005 are as follows:

	Goodwill	Trademarks	Total
(Thousands of Dollars)
Balance at January 3, 2004	$34,391	$7,739	$42,130
Intangibles acquired	-	351	351
Purchase accounting adjustments	(613)	-	(613)
Foreign currency translation effects	1,774	-	1,774
Balance at January 1, 2005	35,552	8,090	43,642
Intangibles acquired	2,489	257	2,746
Purchase accounting adjustments	313	-	313
Foreign currency translation effects	(2,730)	-	(2,730)
Balance at December 31, 2005	$35,624	$8,347	$43,971

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value.

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

Where compensation expense has been determined by APB Opinion No. 25, pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.7% (3.4% in 2004 and 2.9% in 2003); dividend yield of 1.1% (1.0% in 2004 and 1.3% in 2003); expected market price volatility factor of.239 (.317 in 2004 and.386 in 2003); and an expected option life of four years.

The estimated weighted-average fair value for each option granted was $5.10 in 2005, $4.68 in 2004 and $3.30 in 2003.

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods and awards subject to acceleration of vesting upon retirement are currently recognized over the explicit service period up to the date of actual retirement. Upon adoption of SFAS No. 123(R), service beyond the eligible retirement date will be considered non-substantive. The Company recognizes compensation cost for fixed awards with pro rata vesting using the straight-line attribution method. The Company's pro forma information under SFAS No. 123 is as follows:

		2005	2004	2003
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported		$74,467	$65,938	$51,716
Add:	Total stock-based employee compensation expense included in reported net income, net of related tax effects	3,272	3,374	2,326
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,266	8,330	5,456
Pro forma net earnings		$70,473	$60,982	$48,586

Net earnings per share:

Basic-as reported		$1.33	$1.15	$.88
Basic-pro forma		1.26	1.06	.83
Diluted-as reported		1.27	1.09	.85
Diluted-pro forma		1.20	1.01	.79

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for fiscal years beginning after June 15, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company intends to adopt SFAS No. 123(R) effective with its fiscal year beginning January 1, 2006 using the modified prospective method.

Effective December 13, 2005, the Board of Directors accelerated the vesting of unvested stock options previously granted to employees and officers of the Company under various stock option plans. As a result of this action, options to purchase approximately 1,003,000 shares of common stock that otherwise would have vested in 2006, 2007 and 2008 became fully vested and an additional $4,407,000 of pro forma stock-based employee compensation expense was recognized in the quarter ended December 31, 2005. Accordingly, compensation costs of $2,185,000, $1,495,000 and $727,000 in 2006, 2007 and 2008, respectively, that would have been recognized in each year after the adoption of SFAS No. 123(R) will not be recognized due to the modification. The decision to accelerate the vesting of these options, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS No. 123(R). While the Company continues to evaluate its share based payment strategies, it estimates the incremental pre-tax impact of SFAS No. 123 (R), after the impact of the acceleration of vesting discussed above, to approximate $3.9 million for 2006.

ADVERTISING COSTS
Advertising costs are expensed as incurred and customer specific advertising dollars are expensed when earned by customers.  Total advertising expense was $40,059,000 in 2005, $38,611,000 in 2004 and $35,254,000 in 2003, and includes customer specific advertising dollars of $6,445,000 in 2005, $9,689,000 in 2004 and $9,652,000 in 2003. The Company provides sales incentives to certain retail customers in the form of a cooperative advertising program and accounts for this in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the

Vendor's Products).  Under this program, customers are reimbursed for Company-approved advertising expenditures where the value to the Company is objectively verifiable.

INCOME TAXES
The provision for income taxes is based on the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes.

EARNINGS PER SHARE
Basic earnings per share is computed based on weighted average shares of common stock outstanding during each year after adjustment for nonvested common stock issued under restricted stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock under restricted stock programs.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2005	2004	2003
Weighted average shares outstanding during the year	57,241,893	58,498,042	59,846,151
Adjustment for nonvested common stock	(1,098,177)	(1,099,677)	(1,081,869)
Denominator for basic earnings per share	56,143,716	57,398,365	58,764,282
Effect of dilutive stock options	1,742,344	2,265,984	1,570,782
Adjustment for nonvested common stock - treasury method	789,065	809,708	746,343
Denominator for diluted earnings per share	58,675,125	60,474,057	61,081,407

Options to purchase 516,335 shares of common stock in 2005, 588,978 shares in 2004 and 988,601 shares in 2003 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

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

FOREIGN CURRENCY
For the Company's international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in stockholders' equity. Transaction gains and losses are included in the consolidated statements of operations and were not material.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt with a carrying value of $32,385,000 and a fair value of $32,975,000 at December 31, 2005 and a carrying value of $43,857,000 and a fair value of $45,996,000 at January 1, 2005, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 31, 2005 and January 1, 2005, foreign exchange contracts with a notional value of $61,404,000 and $46,974,500, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of December 31, 2005 and January 1, 2005, an asset of $715,000 and a liability of $1,821,000, respectively, have been recognized for the fair value of the foreign currency forward exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material in 2005 or 2004. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

COMPREHENSIVE INCOME
Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Ending accumulated other comprehensive income is as follows:

	2005	2004
(Thousands of Dollars)
Foreign currency translation adjustments	$12,243	$23,787
Foreign currency cash flow hedge adjustments, net of taxes (2005 - $287; 2004 - $993)	608	(1,477)
Minimum pension liability adjustments, net of taxes (2005 - $1,779; 2004 - $1,476)	(3,453)	(2,864)
Accumulated other comprehensive income	$9,398	$19,446

RECLASSIFICATIONS
Certain amounts previously reported in 2004 and 2003 have been reclassified to conform with the presentation used in 2005.

2. Inventories
Inventories of $72,546,000 at December 31, 2005 and $81,771,000 at January 1, 2005 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,858,000 and $8,053,000 higher than reported at December 31, 2005 and January 1, 2005, respectively.

3. Debt
Long-term debt consists of the following obligations:

	2005	2004
(Thousands of Dollars)
6.5% senior notes payable	$32,385	$42,857
Other	26	1,047
	32,411	43,904
Less current maturities	10,972	11,735
	$21,439	$32,169

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

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, subject to increase or decrease as specified in the credit agreement. This agreement, which expires July 2010, requires that interest be paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR or money market rate plus applicable spread. No amounts were outstanding under revolving credit facilities at December 31, 2005 or January 1, 2005.

The Company had commercial letters of credit outstanding of $2,936,000 and $3,175,000 at December 31, 2005 and January 1, 2005, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of consolidated net worth. At December 31, 2005, the Company was in compliance with all restrictive covenants. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt subsequent to 2006 are as follows: 2007-$10,721,000; 2008-$10,718,000.

Interest costs of $208,000 in 2005, $408,000 in 2004 and $235,000 in 2003 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. At December 31, 2005, minimum rental payments due under all noncancelable leases were as follows: 2006-$11,246,000; 2007-$10,092,000; 2008-$9,209,000; 2009-$7,883,000; 2010-$5,975,000; thereafter-$31,125,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $12,403,000 in 2005, $11,542,000 in 2004 and $11,614,000 in 2003.

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

The Company has stock incentive plans under which options to purchase shares of common stock may be granted to officers, other key employees and non-employee directors. Options granted are exercisable over no more than ten years and generally vest over three years. All unexercised options are available for future grant upon their cancellation.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Option Price
Outstanding at December 28, 2002	6,618,297	9.93
Granted	1,208,001	10.81
Exercised	(1,127,250)	7.96
Cancelled	(66,084)	13.45
Outstanding at January 3, 2004	6,632,964	10.41
Granted	1,938,069	17.75
Exercised	(2,880,498)	9.90
Cancelled	(108,186)	13.60
Outstanding at January 1, 2005	5,582,349	13.14
Granted	643,695	22.89
Exercised	(1,166,838)	11.62
Cancelled	(18,494)	16.30
Outstanding at December 31, 2005	5,040,712	$14.72

Shares available for grant under the stock option plans were 5,119,888 at December 31, 2005, 2,067,445 at January 1, 2005 and 3,147,514 at January 3, 2004.

The exercise prices of options outstanding at December 31, 2005 range from $6.46 to $24.57. A summary of stock options outstanding and options exercisable at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted- Average Exercise Price	Average Remaining Contractual Life	Number	Weighted- Average Exercise Price
Less than $10	662,089	$7.38	3.3 years	662,089	$7.38
$10 to $15	1,696,300	10.56	5.8 years	1,696,300	10.56
Greater than $15	2,682,323	19.16	6.1 years	2,682,323	19.16
	5,040,712	$14.72	5.6 years	5,040,712	$14.72

The number of options exercisable at January 1, 2005 and January 3, 2004 totaled 4,342,966 and 5,273,376, respectively, with weighted-average exercise prices of $13.25 and $10.40, respectively.

The Company also has stock award plans for officers and other key employees. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee (except for certain transfers for estate planning purposes for certain officers), a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. Shares aggregating 188,150 in 2005, 294,120 in 2004 and 242,850 in 2003 were awarded under these plans. The weighted-average grant date fair value was $23.03 in 2005, $15.37 in 2004 and $10.57 in 2003 for the shares awarded. There were no awards cancelled in 2005 and 2003. There were 13,734 awards cancelled in 2004. The market value of the shares awarded without performance criteria is recognized as unearned compensation in the consolidated statements of stockholders' equity and is amortized to operations over the vesting period. Awards based on performance criteria are amortized to operations over the combined performance and vesting period.

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

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $28,557,000 at December 31, 2005 and $26,245,000 at January 1, 2005 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all domestic employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes to the extent allowable under applicable regulations. The Company recognized expense for the money accumulation plan of $2,031,000 in 2005, $1,788,000 in 2004 and $1,620,000 in 2003. The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $962,000 in 2005, $832,000 in 2004 and $662,000 in 2003.

The Company uses a September 30 measurement date for its defined benefit plans. The following summarizes the status of and changes in the Company's pension assets and related obligations for its pension plans (which include the Company's defined benefit pension plans and the SERP) as of:

	September 30
	2005	2004
(Thousands of Dollars)

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$156,868	$146,486
Service cost pertaining to benefits earned during the year	4,272	3,983
Interest cost on projected benefit obligations	9,444	8,991
Effect of changes in actuarial assumptions	-	37
Actuarial losses	4,108	4,176
Benefits paid to plan participants	(7,061)	(6,805)
Projected benefit obligations at end of the year	$167,631	$156,868

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$144,272	$127,854
Actual return on plan assets	17,442	17,559
Company contributions	3,754	5,664
Benefits paid to plan participants	(7,061)	(6,805)
Fair value of pension assets at end of the year	$158,407	$144,272

Funded status	$(9,224)	$(12,596)
Unrecognized prior service costs	2,600	3,253
Unrecognized net actuarial losses	26,649	35,118
Net amount recognized	$20,025	$25,775

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$34,183	$36,416
Accrued benefit cost	(20,016)	(16,778)
Intangible assets	626	1,797
Accumulated other comprehensive loss	5,232	4,340
Net amount recognized	$20,025	$25,775

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(9,224)	$(12,596)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation
of unfunded supplemental employee retirement plans	26,212	23,631
Net funded status of pension plans and SERP (supplemental)	$16,988	$11,035

The Company made contributions of $178,000 and $159,000 subsequent to the measurement date and before the fiscal years ended 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2005	2004
(Thousands of Dollars)
Projected benefit obligations	$24,216	$28,381
Accumulated benefit obligations	22,815	27,295
Fair value of plan assets	2,799	10,517

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $157,931,000 and $147,933,000 at September 30, 2005 and 2004, respectively.

The following is a summary of net pension and SERP cost recognized by the Company:

	2005	2004	2003
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(4,272)	$(3,983)	$(3,243)
Interest cost on projected benefit obligations	(9,444)	(8,991)	(8,634)
Expected return on pension assets	12,013	11,906	10,175
Net amortization loss	(7,800)	(5,548)	(5,491)
Net pension cost	$(9,503)	$(6,616)	$(7,193)

Expense for qualified defined benefit pension plans was $7,916,000 in 2005, $4,825,000 in 2004 and $6,014,000 in 2003.

	2005	2004
Weighted average assumptions used to determine benefit obligations at September 30:
Discount rate	6.00%	5.98%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.98%	6.11%
Expected long-term rate of return on plan assets	8.75%	8.75%
Rate of compensation increase	3.50%	3.50%

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

	2005	2004
Weighted average asset allocations at September 30 by asset category are as follows:
Equity securities	74.4%	72.3%
Fixed income investments	19.7%	22.7%
Cash and money market investments	5.9%	5.0%
	100.0%	100.0%

The Company's investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.

The Company expects to contribute $3,000,000 to its qualified defined benefit pension plans and $846,000 to the SERP in 2006.

Expected benefit payments for the five years subsequent to 2005 and the sum of the five years following those are as follows: 2006 - $7,717,000; 2007 - $8,002,000; 2008 - $8,207,000; 2009 - $8,448,000; 2010 - $9,010,000; and 2011 through 2015 - $52,118,000.

7. Income Taxes
The provisions for income taxes consist of the following:

	2005	2004	2003
(Thousands of Dollars)
Currently payable:
Federal	$30,458	$23,096	$19,818
State and foreign	11,230	6,604	4,346
Deferred (credit) expense	(4,908)	1,179	(902)
	$36,780	$30,879	$23,262

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2005	2004	2003
(Thousands of Dollars)
Income taxes at statutory rate	$38,937	$33,975	$26,302
State income taxes, net of federal income tax reduction	314	343	183
Nontaxable earnings of foreign affiliates	(1,625)	(2,186)	(1,605)
Research and development credits	(740)	(550)	(1,870)
Repatriation of earnings of foreign subsidiaries	1,400	-	-
Foreign earnings taxed at rates differing from
the U.S. statutory rate	(853)	(313)	718
Other	(653)	(390)	(466)
	$36,780	$30,879	$23,262

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2005 and 2004 are as follows:

	2005	2004
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$2,541	$2,444
Deferred compensation accruals	2,019	2,163
Future benefit of foreign net operating losses	254	254
Accrued pension costs	1,779	1,476
Other amounts not deductible until paid	5,623	6,470
Total deferred income tax assets	12,216	12,807

Deferred income tax liabilities:
Tax over book depreciation	(8,131)	(10,336)
Prepaid pension costs	(6,821)	(9,250)
Other	(1,511)	(1,399)
Total deferred income tax liabilities	(16,463)	(20,985)
Net deferred income tax liabilities	$(4,247)	$(8,178)

In 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004 (the "Act"), which was enacted on October 22, 2004. The Act provides for a tax deduction of 85% of certain foreign earnings that are repatriated in 2005. During the fourth quarter of fiscal 2005, the Company repatriated $41,547,000 of eligible foreign earnings for this deduction and as a result recorded tax expense of $1,400,000.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $89,239,000 at December 31, 2005 as the Company expects such earnings will be reinvested overseas indefinitely. (At January 1, 2005, undistributed foreign earnings were $96,052,000.)

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

17

	2006	2007	2008	2009	2010
(Thousands of Dollars)
Minimum royalties	$1,176	$1,139	$1,063	$1,329	$1,545

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,145,000, $3,083,000 and $3,132,000 for 2005, 2004 and 2003, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,906,000, $1,982,000 and $2,915,000 for 2005, 2004 and 2003, respectively.

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

The other business units in the following tables consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 76 domestic retail stores and 5 consumer-direct internet sites at December 31, 2005 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability and total assets of the branded products and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

	2005
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$964,522	$96,477	$-	$1,060,999
Intersegment sales	36,232	3,437	-	39,669
Interest (income) expense - net	9,706	1,009	(8,804)	1,911
Depreciation expense	7,845	3,735	7,890	19,470
Earnings (loss) before income taxes	120,668	5,847	(15,268)	111,247
Total assets	406,024	41,600	178,956	626,580
Additions to property, plant and equipment	7,975	4,721	6,464	19,160

18

	2004
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$903,611	$88,298	$-	$991,909
Intersegment sales	30,750	2,939	-	33,689
Interest (income) expense - net	9,266	968	(6,989)	3,245
Depreciation expense	6,585	3,215	8,883	18,683
Earnings (loss) before income taxes
and minority interest	111,261	4,226	(18,417)	97,070
Total assets	453,522	39,260	146,789	639,571
Additions to property, plant and equipment	8,920	3,890	5,270	18,080

	2003
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$812,590	$76,336	$-	$888,926
Intersegment sales	27,288	2,471	-	29,759
Interest (income) expense - net	9,314	1,059	(4,899)	5,474
Depreciation expense	5,667	2,587	9,410	17,664
Earnings (loss) before income taxes
and minority interest	85,294	1,357	(11,503)	75,148
Total assets	399,276	36,594	157,922	593,792
Additions to property, plant and equipment	6,229	3,355	6,431	16,015

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2005	2004	2003
(Thousands of Dollars)
United States	$740,442	$718,674	$674,794
Foreign countries:
Europe and Russia	219,085	193,461	150,643
Canada	66,955	49,797	45,422
Central and South America	12,131	9,084	6,639
Asia	13,960	11,990	8,132
Middle East/Africa	8,426	8,903	3,296
Total foreign countries revenue	320,557	273,235	214,132
	$1,060,999	$991,909	$888,926

The Company's long-lived assets (primarily property, plant and equipment and intangible assets) are as follows:

	2005	2004	2003
(Thousands of Dollars)
United States	$131,820	$132,651	$135,914
Foreign countries	40,277	40,776	36,880

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated revenue.

The Company sources approximately 90% (based on pairs) of its footwear products from unrelated suppliers primarily located in Asia. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All licensed apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

Revenue derived from the branded footwear and licensing segment accounted for approximately 91% of revenue in 2005, 2004 and 2003. No other product groups account for more than 10% of consolidated revenue.

Approximately 14% of the Company's employees are subject to bargaining unit contracts extending through various dates ranging from 2006 through 2009.

10. Quarterly Results of Operations (unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarters of 2005 and 2004 include 16 weeks.

The Company's unaudited quarterly results of operations are as follows:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$245,175	$215,706	$279,116	$321,002
Gross margin	96,406	84,454	108,661	115,678
Net earnings	16,133	13,257	24,634	20,443
Net earnings per share:
Basic	$.28	$.23	$.44	$.37
Diluted	.27	.22	.42	.36

20

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$224,871	$198,774	$260,897	$307,367
Gross margin	85,441	75,514	98,177	115,003
Net earnings	12,299	10,985	21,946	20,708
Net earnings per share:
Basic	$.21	$.19	$.38	$.37
Diluted	.20	.18	.37	.34

Adjustments in the fourth quarter resulted in a decrease in net earnings of $890,000 ($.02 per share) in 2005 and were immaterial in 2004. These adjustments related primarily to inventories.

11. Business Acquisitions
During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000 of which $407,000 was deferred until July 1, 2006. The transaction eliminated the minority interest of $566,000 and resulted in goodwill of $1,756,000.

On January 3, 2005, the Company converted its CAT® and Wolverine® businesses in Canada from a non-affiliated distributor-based operation to a Company-owned wholesale operation. This expansion allowed the Company to directly wholesale all major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2,117,000 and assumed liabilities of $883,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,280,000 and resulted in goodwill and intangible assets of $1,046,000. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear and licensing segment. The majority of the goodwill is expected to be deductible for tax purposes. The amortizable intangible assets have a weighted average useful life of approximately ten years.

On January 3, 2005, the Company converted its Merrell® operations in Sweden and Finland and its Sebago® operations in the United Kingdom and Germany from a non-affiliated distributor-based operation to a Company-owned wholesale operation. Assets consisting primarily of inventory totaling $544,000 were acquired from former distributors for cash.

On November 3, 2003, the Company acquired significant operating assets of Sebago, Inc., an international distributor of performance nautical and American-inspired footwear, consisting of accounts receivable, inventory, fixed assets, trademarks and certain amortizable intangible assets totaling $18,627,000 and assumed liabilities of $1,987,000. The total purchase price of Sebago, Inc. was $16,886,000, which consisted of $14,886,000 paid in cash and a note payable for $2,000,000 ($1,000,000 paid in 2004 and $1,000,000 paid in 2005), resulting in goodwill of $246,000 after allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations since November 3, 2003 are included in the Company's consolidated statements of operations.

An independent valuation of the Sebago trademarks was performed as of the date of the acquisition, which totaled $4,904,000. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear and licensing segment. The majority of the goodwill is expected to be deductible for tax purposes. The amortizable intangible assets have a weighted average useful life of approximately nine years.

The following table sets forth the unaudited pro forma information for the Company as if the Sebago acquisition had occurred as of the beginning of 2003 utilizing the Company's effective tax rate. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the acquisition been completed at the beginning of the periods presented or that may be achieved in the future. The unaudited pro forma financial information was derived from the annual financial statements of the acquired company and does not give effect to any operational synergies or integration costs that may occur as a result of or following the acquisition.

2003
(Thousands of Dollars, Except Per Share Data)
Revenue	$921,944
Net earnings	53,460
Basic earnings per share	$.91
Diluted earnings per share	.87

Immediately after the acquisition was consummated, management of the Company began to implement an integration plan for the Sebago acquisition. In conjunction with the integration plan, the Company recorded additional liabilities of $1,792,000, which were included in the acquisition cost allocation in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The additional liabilities include severance and related costs for approximately 100 manufacturing and administrative employees in Maine, and exit costs for specific product lines of Sebago, Inc.

The following table is a summary of the activity in the reserves by category:

	Employee Severance	Exit Costs	Total
(Thousands of Dollars)
Amounts recognized as charges in 2003 and accrued at
January 3, 2004	$1,496	$296	$1,792
Payments	(1,187)	(282)	(1,469)
Adjustments	(309)	-	(309)
Balance at January 1, 2005	$-	$14	$14
Payments	-	(14)	(14)
Balance at December 31, 2005	$-	$-	$-

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of stockholders' equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine World Wide, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 16, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that Wolverine World Wide, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Wolverine World Wide, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Wolverine World Wide, Inc. and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 16, 2006

APPENDIX B

Schedule II - Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries
Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$4,834,000	$1,706,000		$1,884,000	(A)	$4,656,000
Allowance for sales returns	1,786,000	28,405,000		27,651,000	(B)	2,540,000
Allowance for cash discounts	1,580,000	13,023,000		13,070,000	(C)	1,533,000
Inventory valuation allowances	5,844,000	10,941,000		10,329,000	(D)	6,456,000
	$14,044,000	$54,075,000		$52,934,000		$15,185,000

Fiscal year ended January 1, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$7,335,000	$3,638,000		$6,139,000	(A)	$4,834,000
Allowance for sales returns	1,997,000	23,611,000		23,822,000	(B)	1,786,000
Allowance for cash discounts	1,130,000	13,539,000		13,089,000	(C)	1,580,000
Inventory valuation allowances	6,355,000	8,385,000		8,896,000	(D)	5,844,000
	$16,817,000	$49,173,000		$51,946,000		$14,044,000

Fiscal year ended January 3, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$7,387,000	$4,962,000		$5,014,000	(A)	$7,335,000
Allowance for sales returns	1,587,000	26,610,000		26,200,000	(B)	1,997,000
Allowance for cash discounts	1,217,000	12,632,000		12,719,000	(C)	1,130,000
Inventory valuation allowances	4,751,000	12,011,000		10,407,000	(D)	6,355,000
	$14,942,000	$56,215,000		$54,340,000		$16,817,000

(A) Accounts charged off, net of recoveries.
(B) Actual customer returns.
(C) Discounts given to customers.
(D) Adjustment upon disposal of related inventories.

Commission File No. 001-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 31, 2005

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

4.7

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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

4.9

Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2005. Here incorporated by reference.

10.1	1988 Stock Option Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed July 21, 1988, Registration No. 33-23196. Here incorporated by reference.

i

10.2	1993 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed June 22, 1993, Registration No. 33-64854. Here incorporated by reference.

10.3	1995 Stock Incentive Plan.* Previously filed as an exhibit to the Company's registration statement on Form S-8, filed October 26, 1995, Registration No. 33-63689. Here incorporated by reference.

10.4	1997 Stock Incentive Plan.* Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Here incorporated by reference.

10.5	Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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

10.8	Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2005. Here incorporated by reference.

10.9	Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 2003. Here incorporated by reference.

10.10

Amended and Restated Directors Stock Option Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. Here incorporated by reference.

10.11

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

10.13	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan) (Restated as amended through February 10, 2005).*

10.14

Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference. Here incorporated by reference.

10.15

Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. An updated participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.15. Here incorporated by reference.

10.16

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

10.18

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. An updated participant schedule of current executive officers participating in the plan is attached as Exhibit 10.18. Here incorporated by reference.

10.19	Employees' Pension Plan (Restated as amended through March 28, 2005).*

10.20	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.22

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.21 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.23	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.24	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25

Form of Non-Qualified Stock Option Agreement for Steven M. Duffy, Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

10.26

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.25 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.27	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.28

Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

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