Form 10-Q
period 2006-03-25
WOLVERINE WORLD WIDE INC /DE/
filed 2006-05-04
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 25, 2006

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

Yes    X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X        Accelerated filer ___     Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 59,807,797 shares of Common Stock, $1 par value, outstanding as of April 28, 2006, of which 4,050,498 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; provisional anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September of 2006 for certain leather footwear and the result of final measures being considered by the European Commission; anti-dumping measures being considered with respect to safety footwear imported from China and India; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of the Patagonia® Footwear products to be introduced in 2006; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement; additional Risk Factors are identified in the Company's 10-K filed March 15, 2006. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	March 25, 2006 (Unaudited)	December 31, 2005 (Audited)	March 26, 2005 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,217	$85,258	$44,043
Accounts receivable, less allowances
March 25, 2006 - $9,919
December 31, 2005 - $8,729
March 26, 2005 - $8,790	189,034	157,119	181,746
Inventories:
Finished products	157,472	140,729	171,338
Raw materials and work in process	21,913	20,618	22,785
	179,385	161,347	194,123
Other current assets	19,058	17,024	22,190
TOTAL CURRENT ASSETS	433,694	420,748	442,102

PROPERTY, PLANT & EQUIPMENT
Gross cost	267,104	264,631	255,723
Less accumulated depreciation	175,690	171,429	161,634
	91,414	93,202	94,089
OTHER ASSETS
Goodwill and other non-amortizable intangibles	44,180	43,971	43,701
Other	69,700	68,659	69,907
	113,880	112,630	113,608

TOTAL ASSETS	$638,988	$626,580	$649,799

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	March 25, 2006 (Unaudited)	December 31, 2005 (Audited)	March 26, 2005 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$-	$-	$1,000
Accounts payable	50,898	41,107	47,796
Accrued salaries and wages	9,787	17,510	8,253
Other accrued liabilities	44,614	34,448	46,305
Current maturities of long-term debt	10,730	10,972	10,735
TOTAL CURRENT LIABILITIES	116,029	104,037	114,089

Long-term debt (less current maturities)	21,472	21,439	36,848
Other non-current liabilities	38,458	38,783	36,555
Minority interest	-	-	567

STOCKHOLDERS' EQUITY
Common stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
March 25, 2006 - 59,647,469 shares
December 31, 2005 - 59,211,814 shares
March 26, 2005 - 58,345,965 shares	59,647	59,212	58,346
Additional paid-in capital	13,884	13,203	-
Retained earnings	468,803	452,672	405,131
Accumulated other comprehensive income	8,025	9,398	16,567
Unearned compensation	-	(5,873)	(8,026)
Cost of shares in treasury:
March 25, 2006 - 4,048,115 shares
December 31, 2005 - 3,082,548 shares
March 26, 2005 - 488,493 shares	(87,330)	(66,291)	(10,278)
TOTAL STOCKHOLDERS' EQUITY	463,029	462,321	461,740

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$638,988	$626,580	$649,799

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 25, 2006	March 26, 2005

Revenue	$262,839	$245,175
Cost of products sold	156,964	148,769

GROSS MARGIN	105,875	96,406

Selling and administrative expenses	76,247	72,154

OPERATING INCOME	29,628	24,252

Other expenses (income):
Interest expense	650	833
Interest income	(541)	(314)
Other - net	134	(133)
	243	386

EARNINGS BEFORE INCOME TAXES	29,385	23,866
Income taxes	9,756	7,733

NET EARNINGS	$19,629	$16,133

Net earnings per share:
Basic	$.36	$.28
Diluted	$.34	$.27

Cash dividends declared per share	$.075	$.065

Shares used for net earnings per share computation:
Basic	55,138,433	56,860,475
Diluted	57,146,458	59,818,294

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

12 Weeks Ended
March 25, 2006

COMMON STOCK
Balance at beginning of the year	$59,212
Common stock issued under stock incentive plans	435
Balance at end of the quarter	$59,647

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$13,203
Stock-based compensation expense	1,654
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	(5,873)
Amounts associated with common stock issued under stock incentive plans	4,848
Net change in notes receivable	52
Balance at end of the quarter	$13,884

RETAINED EARNINGS
Balance at beginning of the year	$452,672
Net earnings	19,629
Cash dividends	(3,498)
Balance at end of the quarter	$468,803

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$9,398
Foreign currency translation adjustments	(1,031)
Change in fair value of foreign currency cash flow hedges, net of taxes	(342)
Balance at end of the quarter	$8,025

UNEARNED COMPENSATION
Balance at beginning of the year	$(5,873)
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	5,873
Balance at end of the quarter	$-

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(66,291)
Repurchase of common stock for treasury (967,920 shares)	(21,090)
Issuance of treasury shares (2,353 shares)	51
Balance at end of the quarter	$(87,330)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$463,029

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 25, 2006	March 26, 2005

OPERATING ACTIVITIES
Net earnings	$19,629	$16,133
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,525	4,344
Amortization	148	98
Deferred income taxes	1,148	568
Stock-based compensation expense	1,654	872
Excess tax benefits from stock-based compensation	(1,424)	-
Pension	(751)	457
Other	(1,492)	1,081
Changes in operating assets and liabilities:
Accounts receivable	(32,365)	(32,384)
Inventories	(17,907)	(10,973)
Other assets	(2,383)	3,034
Accounts payable and other liabilities	12,202	1,527

Net cash used in operating activities	(17,016)	(15,243)

INVESTING ACTIVITIES
Business acquisitions	-	(2,146)
Additions to property, plant and equipment	(2,742)	(3,784)
Other	(34)	124

Net cash used in investing activities	(2,776)	(5,806)

FINANCING ACTIVITIES
Proceeds from long-term debt	13,812	12,623
Payments of long-term debt	(14,021)	(8,040)
Cash dividends	(3,635)	(3,709)
Purchase of common stock for treasury	(21,090)	(8,655)
Proceeds from shares issued under stock incentive plans	3,704	1,664
Excess tax benefits from stock-based compensation	1,424	-

Net cash used in financing activities	(19,806)	(6,117)
Effect of foreign exchange rate changes	557	(963)

DECREASE IN CASH AND CASH EQUIVALENTS	(39,041)	(28,129)
Cash and cash equivalents at beginning of the period	85,258	72,172

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$46,217	$44,043

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 25, 2006 and March 26, 2005

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, work shoes and boots, uniform shoes and boots, constructed slippers and moccasins. The Company's global portfolio of owned and licensed brands includes: Bates®, CAT® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HYTEST®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine® Performance Leathers™ and a pigskin procurement operation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

SEASONALITY
The Company's business is subject to seasonal influences and has twelve weeks in each of the first three quarters and sixteen or seventeen weeks in the fourth quarter. Both factors can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in previous years.

RECLASSIFICATIONS
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 25, 2006	March 26, 2005
Weighted average shares outstanding	55,996,320	57,992,184
Adjustment for nonvested restricted common stock	(857,887)	(1,131,709)
Denominator for basic earnings per share	55,138,433	56,860,475
Effect of dilutive stock options	1,557,866	2,135,284
Adjustment for nonvested restricted common stock - treasury method	450,159	822,535
Denominator for diluted earnings per share	57,146,458	59,818,294

Options to purchase 886,221 shares of common stock at March 25, 2006 and 314,671 shares at March 26, 2005 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at March 26, 2005	$35,589	$8,112	$43,701
Intangibles acquired	1,743	235	1,978
Purchase accounting adjustments	226	-	226
Foreign currency translation effects	(1,934)	-	(1,934)
Balance at December 31, 2005	35,624	8,347	43,971
Foreign currency translation effects	209	-	209
Balance at March 25, 2006	$35,833	$8,347	$44,180

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	March 25, 2006	December 31, 2005	March 26, 2005
Foreign currency translation adjustments	$11,212	$12,243	$20,046
Foreign currency cash flow hedge adjustments, net of taxes	266	608	(615)
Minimum pension liability adjustments, net of taxes	(3,453)	(3,453)	(2,864)
Accumulated other comprehensive income	$8,025	$9,398	$16,567

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended
	March 25, 2006	March 26, 2005
Net earnings	$19,629	$16,133
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,031)	(3,741)
Change in fair value of foreign currency cash flow hedges, net of taxes	(342)	862
Comprehensive income	$18,256	$13,254

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 76 domestic retail stores and 10 consumer-direct internet sites at March 25, 2006 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 weeks ended March 25, 2006

Revenue	$244,570	$18,269	$-	$262,839
Intersegment revenue	10,377	849	-	11,226
Earnings (loss) before income taxes	34,662	(502)	(4,775)	29,385

	12 weeks ended March 26, 2005

Revenue	$228,168	$17,007	$-	$245,175
Intersegment revenue	9,726	707	-	10,433
Earnings (loss) before income taxes	28,383	(650)	(3,867)	23,866

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 25, 2006,. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 25, 2006 and March 26, 2005, foreign exchange contracts with a notional value of $54,885,000 and $30,487,500, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of March 25, 2006 and March 26, 2005, an asset of $617,000 and a liability of $302,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended March 25, 2006 and March 26, 2005. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company has stock-based incentive plans, which are described below. Awards issued under these stock-based incentive plans are designed to align the interests of management and stockholders, reward executives and other key employees for building stockholder value and encourage long-term investment in the Company by participating executives.

VALUATION AND EXPENSE INFORMATION UNDER SFAS NO. 123(R) AND PRO FORMA INFORMATION

Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 weeks ended March 25, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 12 weeks ended March 25, 2006 are $382,000 and $311,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended March 25, 2006 would have been $.36 and $.35, respectively, if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted earnings per share of $.36 and $.34, respectively.

The Company recognized compensation costs and related income tax benefits of $1,654,000 and $517,000, respectively, for its stock-based compensation plans in the statement of operations for the 12 weeks ended March 25, 2006. Compensation costs capitalized as part of inventory and property, plant and equipment was not material.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,424,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Effective December 13, 2005, the Board of Directors accelerated the vesting of nonvested stock options previously granted to employees and officers of the Company under its various stock-based incentive plans. As a result of this action, options to purchase approximately 1,003,000 shares of common stock that otherwise would have vested in 2006, 2007 and 2008 became fully vested and an additional $4,407,000 of pro forma stock-based compensation expense was recognized in the quarter ended December 31, 2005. Accordingly, compensation costs of $2,185,000, $1,495,000 and $727,000 in 2006, 2007 and 2008, respectively that would have been recognized in each year after the adoption of SFAS No. 123(R) will not be recognized due to the modification. The decision to accelerate the vesting of these options, which the Company believes to be in the best interests of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS No. 123(R).

Pro forma information regarding net earnings and earnings per share has been determined as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock awards for all periods presented. For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the related vesting periods and awards subject to acceleration of vesting upon retirement are recognized over the explicit service period up to the date of actual retirement. The Company's pro forma information under SFAS No. 123 is as follows (thousands of dollars, except per share data):
12 Weeks Ended
March 26,
2005
Net earnings, as reported	$16,133
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects	889
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of related tax effects	1,205
Pro forma net earnings	$15,817

Net earnings per share:
Basic - as reported	$.28
Basic - pro forma	.28

Diluted - as reported	.27
Diluted - pro forma	.27

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 25, 2006 and March 26, 2005 was $5.22 and $5.12 per share, respectively, with the following weighted-average assumptions:
	12 Weeks Ended
	March 25,	March 26,
	2006	2005
Expected market price volatility (1)	24.5%	24.0%
Risk-free interest rate (2)	4.6%	3.7%
Dividend yield (3)	1.4%	1.1%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statement of operations for the first 12 weeks of fiscal 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

EMPLOYEE STOCK-BASED INCENTIVE PLANS

As of March 25, 2006, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1988, 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1988 and 1993 plans. As of March 25, 2006, the Company had approximately 3,933,000 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of March 25, 2006, the Company had approximately 491,000 stock incentives available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers) and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve month period following the date of grant. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands of dollars)
Outstanding at December 31, 2005	5,040,712	$14.72
Granted	666,700	22.47
Exercised	(283,381)	11.82
Cancelled	(6,989)	15.34
Outstanding at March 25, 2006	5,417,042	$15.82	6.1	$33,541
Estimated forfeitures	(12,566)	22.47
Vested or expected to vest at March 25, 2006	5,404,476	$15.81	6.1	$33,541
Nonvested at March 25, 2006 and expected to vest	(654,134)	22.47
Exercisable at March 25, 2006	4,750,342	$14.89	5.5	$33,540

The total pre-tax intrinsic value of options exercised during the 12 weeks ended March 25, 2006 was $3,093,000. As of March 25, 2006, there was $2,998,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.4 years.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $21.80 as of March 25, 2006, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of March 25, 2006 was 4,166,334. As of December 31, 2005, 5,040,712 outstanding options were exercisable, and the weighted-average exercise price was $14.72.

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	934,266	$14.28
Granted	174,800	22.47
Vested	(293,589)	11.84
Forfeited	(3,700)	19.22
Nonvested at March 25, 2006	811,777	$16.91

As of March 25, 2006, there was $8,030,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the 12 weeks ended March 25, 2006 was $6,496,000.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) costs recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended
	March 25, 2006	March 26, 2005
Service cost pertaining to benefits
earned during the period	$(1,113)	$(989)
Interest cost on projected benefit obligations	(2,339)	(2,185)
Expected return on pension assets	2,971	2,780
Net amortization loss	(1,861)	(1,805)
Net pension cost	$(2,342)	$(2,199)

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (thousands of dollars):
	2006	2007	2008	2009	2010	Thereafter
Minimum royalties	$1,176	$1,139	$1,063	$1,329	$1,545	$1,773

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $735,000 and $710,000 for the first quarters of 2006 and 2005, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $392,000 and $428,000 for the first quarters of 2006 and 2005, respectively.

10.  Business Acquisitions

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000, of which $407,000 was deferred until July 1, 2006. The transaction eliminated the minority interest of $566,000 and resulted in goodwill of $1,756,000.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 25, 2006 and March 26, 2005

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

OVERVIEW
Wolverine World Wide, Inc. (the "Company") has a strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose".   To reach this vision, the Company continues to focus on the tenets of product innovation, global expansion, brand development, service excellence and community service with the end goal of delivering superior shareholder returns. There is also continued focus on the financial growth initiatives of achieving mid-to-upper single digit average annual revenue growth, creating operating leverage and maximizing working capital turnover to extract value from the Company's balance sheet.

The following highlights of the first quarter of 2006 financial performance compared to the first quarter of 2005 reflect these strategies:
•	Record revenue totaling $262.8 million, a 7.2% increase over the first quarter of 2005 revenue of $245.2 million.

•	Net earnings of $19.6 million exceeded the first quarter of 2005 by 21.7%.

•	Earnings per share during the first quarter of 2006 grew to $.34 per share compared to $.27 per share for the same quarter in the prior year, an increase of 25.9%.

•	Gross margin increased 100 basis points to a record 40.3%.

•	The Company achieved 40 basis points of expense leverage inclusive of SFAS No. 123(R) stock incentive expense and spending to invest in Merrell® Apparel and Patagonia® Footwear initiatives.

•	Operating margins increased to 11.3% during the first quarter of 2006 compared to 9.9% in the prior year first quarter.

•	Inventory levels were reduced by $14.7 million, a 7.6% reduction over the first quarter of the prior year.

•	The Company's cash position remained strong with $46.2 million of cash on hand at quarter end and debt outstanding of $32.2 million.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the first quarter of 2006. The section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended March 25, 2006 (2006 First Quarter) to the 12 Weeks Ended March 26, 2005 (2005 First Quarter)

 Financial Summary - 2006 First Quarter versus 2005 First Quarter

	2006		2005		Change
	$	%	$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear and licensing	$244.6	93.0%	$228.2	93.1%		$16.4	7.2%
Other business units	18.2	7.0%	17.0	6.9%		1.2	7.4%
Total revenue	$262.8	100.0%	$245.2	100.0%		$17.6	7.2%

Gross margin
Branded footwear and licensing	$99.5	40.7%	$90.6	39.7%		$8.9	9.7%
Other business units	6.4	35.0%	5.8	33.9%		.6	11.0%
Total gross margin	$105.9	40.3%	$96.4	39.3%		$9.5	9.8%

Selling and administrative expenses	$76.3	29.0%	$72.1	29.4%		$4.2	5.7%
Interest expense-net	.1	.0%	.5	.2%		(.4)	(79.0%	)
Other expense (income)-net	.1	.1%	(.1)	(.1%	)	.2	(200.8%	)
Earnings before income taxes	29.4	11.2%	23.9	9.7%		5.5	23.1%
Net earnings	19.6	7.5%	16.1	6.6%		3.5	21.7%

Diluted earnings per share	$.34		$.27			$.07	25.9%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, licensed apparel and accessories. Within the branded footwear and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® Footwear brands) the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Bates® and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine® Leathers (comprised of the Tannery and Procurement operations). The following is supplemental information on total revenue:

Total Revenue

	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$100.5	38.2%	$89.2	36.4%	$11.3	12.6%
Wolverine Footwear Group	56.4	21.5%	57.0	23.3%	(.6)	(1.0%	)
The Hush Puppies Company	43.8	16.6%	41.8	17.0%	2.0	4.8%
Heritage Brands Group	42.6	16.2%	39.3	16.0%	3.3	8.6%
Other Branded Footwear	1.3	.5%	.9	.4%	.4	39.8%
Total branded footwear and licensing revenue	$244.6	93.0%	$228.2	93.1%	$16.4	7.2%
Other business units	18.2	7.0%	17.0	6.9%	1.2	7.4%
Total revenue	$262.8	100.0%	$245.2	100.0%	$17.6	7.2%

REVENUE
Revenue of $262.8 million for the first quarter of 2006 exceeded the prior year first quarter by $17.6 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $20.5 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars reduced revenue by $4.1 million. The other business units contributed $1.2 million to the increase. International revenue increased in the quarter to account for 35.9% of total revenue in 2006 as compared to 33.3% in 2005.

The Outdoor Group recorded revenue of $100.5 million for the first quarter of 2006, an $11.3 million increase over the first quarter of the prior year. The Merrell® business achieved a $13.3 million revenue increase over prior year. Increases were achieved across all geographic locations as consumers responded favorably to the Spring product lines. The Sebago® brand realized a $2.0 million sales decrease from the first quarter of 2005. The sales decrease was primarily a result of lower than anticipated shipments to U.S. retailers and international distributors as retailers were cautious on their Spring commitments.

The Wolverine Footwear Group recorded $56.4 million in revenue for the first quarter of 2006, a $.6 million decrease from the first quarter of 2005. The Wolverine® boot business realized a decrease in revenue of $1.0 million during the first quarter of 2006 as the comparable revenue for the first quarter of 2005 included the successful launch of its Wolverine MultiShoxTM products. The Stanley® Footgear business and the private label business realized a $1.4 million revenue decrease during the first quarter of 2006. Partially offsetting these revenue decreases was growth in the Bates® uniform footwear business which realized a $1.8 million increase in revenue due to improved sales to the civilian sector as well as higher demand from the Department of Defense.

The Hush Puppies Company recorded revenue of $43.8 million in the first quarter of 2006. The $2.0 million increase was driven by higher volume generated by international licensees as well as increased wholesale shipments in the Canadian market. The increase in revenue in Canada was primarily the result of strong consumer demand for the Spring product offering. International distributors continued to respond favorably to the new contemporary-styled Hush Puppies® product. Revenue from the U.S. and U.K. markets was essentially flat for the quarter.

The Heritage Brands Group experienced a $3.3 million increase in revenue during the first quarter of 2006. CAT® Footwear's revenue increased $2.5 million with all geographic locations experiencing growth. The business was particularly strong in the U.S., Canada and Europe with improved sell-through of Spring products. Harley-Davidson® Footwear revenue increased $.8 million in the quarter driven largely by increased shipments to the Harley-Davidson® dealer network as well as international expansion. Positive response to new exclusive products fueled the dealer network's growth.

Within the Company's other business units, Wolverine Retail reported a $.5 million increase in revenue as a result of a same-store revenue increase of 1.1% and 5 additional stores operating as compared to the prior year's first quarter. Wolverine Retail operated 76 retail stores at first quarter end 2006 compared to 71 at first quarter end 2005. The Wolverine® Leathers operation reported a $.7 million increase in revenue primarily due to increased shipments to external customers.

The Company ended the first quarter of 2006 with an order backlog of 14% above the level at the end of the first quarter of 2005 on a comparable basis.

GROSS MARGIN
The gross margin of 40.3% for the first quarter of 2006 was a 100 basis point improvement over the first quarter of 2005. Increased sales of higher-margin lifestyle and performance products resulted in a 70 basis point improvement. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entities' inventory purchases resulted in lower product costs which added 50 basis points to the margin. These improvements were partially offset by increased product costs, which reduced margin by 20 basis points.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $76.3 million for the first quarter of 2006 increased $4.2 million from the first quarter of 2005 level of $72.1 million and, as a percentage of revenue, decreased to 29.0% in 2006 compared to 29.4% in the first quarter of 2005. The Company invested approximately $1.0 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the quarter. Selling and administrative expenses for the first quarter of 2006 also included incremental stock-based compensation costs of $.4 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). Additionally, the Company realized an increase in profit sharing of $.9 million. Partially offsetting these increases, the impact of translating foreign denominated operating expense to U.S. dollars decreased total expense by $1.0 million in the first quarter of 2006. The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 weeks ended March 25, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 12 weeks ended March 25, 2006 are $.4 million and $.3 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended March 25, 2006 would have been $.36 and $.35, respectively, if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted earnings per share of $.36 and $.34, respectively.

Effective December 13, 2005, the Board of Directors accelerated the vesting of nonvested stock options previously granted to employees and officers of the Company under its various stock-based incentive plans. As a result of this action, options to purchase approximately 1.0 million shares of common stock that otherwise would have vested in 2006, 2007 and 2008 became fully vested and an additional $4.4 million of pro forma stock-based compensation expense was recognized in the quarter ended December 31, 2005. Accordingly, compensation costs of $2.2 million, $1.5 million and $.7 million in 2006, 2007 and 2008, respectively that would have been recognized in each year after the adoption of SFAS No. 123(R) will not be recognized due to the modification. The decision to accelerate the vesting of these options, which the Company believes to be in the best interests of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS No. 123(R).

The Company provides compensation benefits to employees and non-employee directors under various stock-based incentive plans, including stock options and restricted shares of the Company's common stock.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company's common stock. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve month period following the date of grant.

As of March 25, 2006, there was $11.0 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock-based incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter, as well as interest income from invested cash.

The change in other income/expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's first quarter 2006 effective tax rate was 33.2% compared to 32.4% for the first quarter of 2005. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions, the tax impact of stock option expensing under SFAS No. 123(R) and the expiration of the research and development tax credit.  The estimated annualized effective tax rate for fiscal 2006 is 33.2%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $19.6 million for the first quarter of 2006 as compared to $16.1 million in the first quarter of 2005, an increase of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	March 25,	December 31,	March 26,	December 31,	March 26,
	2006	2005	2005	2005	2005
(Millions of dollars)
Cash	$46.2	$85.3	$44.0	$(39.1)	$2.2
Accounts receivable	189.0	157.1	181.7	31.9	7.3
Inventories	179.4	161.3	194.1	18.1	(14.7)
Accounts payable	50.9	41.1	47.8	9.8	3.1
Other accrued liabilities	54.4	51.9	54.6	2.5	(.2)
Debt	32.2	32.4	48.6	(.2)	(16.4)

Cash used in operating activities	$(17.0)		$(15.2)		$(1.8)
Additions to property, plant and equipment	2.7		3.8		(1.1)
Depreciation and amortization	4.7		4.4		.3

The Company continued to strengthen its balance sheet in the first quarter of 2006. Cash of $40.5 million was used to fund working capital investments in the first quarter of 2006 compared to $38.8 million used in the first quarter of 2005. Inventory levels decreased 7.6% over the same quarter last year and inventory turns increased by 5.0%. Accounts receivable increased 4.0% on a 7.2% revenue gain. No single customer accounted for more than 5% of the outstanding accounts receivable balance at March 25, 2006.

The increase in accounts payable as compared to the first quarter of 2005 was primarily attributable to the timing of inventory purchases from contract suppliers.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. There was no amount outstanding under the revolving credit facility at March 25, 2006 and $4.7 million outstanding at March 26, 2005. Proceeds from the existing credit facility and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at March 25, 2006 as compared to March 26, 2005 was the result of annual principal payments on the Company's senior notes and payment of the revolving credit facility. The Company had commercial letter-of-credit facilities outstanding of $1.4 million and $1.3 million at March 25, 2006 and March 26, 2005, respectively. The total debt to total capital ratio for the Company was 6.5% at the end of the first quarter of 2006, 9.5% at the end of the first quarter of 2005 and 6.6% for the fiscal year ended December 31, 2005.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 866,700 shares ($18.8 million in market value) repurchased during the first quarter of 2006, compared to 350,500 shares ($7.8 million in market value) during the first quarter of 2005. There are 2,152,182 shares remaining for future repurchase under the December 13, 2005 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $3.5 million in the first quarter of 2006, or $.075 per share. This represents a 15.4% increase over the $.065 per share declared in the first quarter of 2005. The quarterly dividend is payable on May 1, 2006 to stockholders of record on April 3, 2006.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no changes in those critical accounting policies, except as noted below.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term and (c) the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, is incorporated herein by reference.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, Canadian dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 25, 2006 and March 26, 2005, the Company had outstanding forward currency exchange contracts to purchase $54.9 million and $30.5 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 280 days.

On March 23, 2006, the European Commission announced provisional trade measures on certain leather footwear imported into the European Union from China and Vietnam. The measures will be implemented in the form of additional duties effective April 7, 2006, and progressing through September 15, 2006, to rates of 19.4% and 16.8% on imports from China and Vietnam, respectively. These trade measures will have an impact resulting in a potential decrease in the Company's earnings per share approximating $.04 to $.05. This impact will be weighted to the back half of the year due to inventory turnover and the progressive duty rate increases announced by the European Commission. The Company is evaluating actions to limit the impact of any final trade measures which will be evaluated by the Commission over the coming months.

The Company also faces market risk to the extent that its products are produced in countries where certain labor, overhead and raw material costs are paid in foreign currencies, including the Chinese yuan renminbi. As a result, changes in the foreign currency exchange rates of these currencies could cause increases in the price of products which the Company purchases primarily in U.S. dollars.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company's earnings could be impacted as a result of exchange rate changes in 2006 and beyond.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes during the quarter ended March 25, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam and safety footwear from China and India. Provisional anti-dumping measures have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September of 2006 for certain leather footwear. Final measures are being considered by the European Commission and the final outcome of these investigations is uncertain. The imposition of anti-dumping measures could have a material impact on the Company's business, results of operations and financial condition.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 1, 2006 to January 28, 2006)
Common Stock Repurchase Program(1)	-	$-	-	3,018,882
Employee Transactions(2)	34,025	23.09	-	-
Period 2 (January 29, 2006 to February 25, 2006)
Common Stock Repurchase Program(1)	444,100	21.52	444,100	2,574,782
Employee Transactions(2)	55,480	23.74	-	-
Period 3 (February 26, 2006 to March 25, 2006)
Common Stock Repurchase Program(1)	422,600	21.91	422,600	2,152,182
Employee Transactions(2)	68,779	21.75	-	-
Total for Quarter ended March 25, 2006
Common Stock Repurchase Program(1)	866,700	$21.71	866,700	2,152,182
Employee Transactions(2)	158,284	22.74	-	-

1.

The Company's Board of Directors approved two common stock repurchase programs on December 13, 2005 and October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

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

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and Chairman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 4, 2006	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan Chief Executive Officer and Chairman (Duly Authorized Signatory for Registrant)

May 4, 2006	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and Chairman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.