Form 10-Q
period 2006-06-17
WOLVERINE WORLD WIDE INC /DE/
filed 2006-07-27
CIK 110471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 17, 2006

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

There were 60,122,476 shares of Common Stock, $1 par value, outstanding as of July 21, 2006, of which 4,705,797 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; provisional anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September of 2006 for certain leather footwear and the result of final measures proposed by the European Commission; anti-dumping measures being considered with respect to safety footwear imported from China and India; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of the Patagonia® Footwear products to be introduced in 2006; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement; additional Risk Factors are identified in the Company's Form 10-K filed March 15, 2006. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	June 17, 2006 (Unaudited)	December 31, 2005 (Audited)	June 18, 2005 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,024	$85,258	$74,779
Accounts receivable, less allowances
June 17, 2006 - $11,147
December 31, 2005 - $8,729
June 18, 2005 - $7,892	169,519	157,119	157,252
Inventories:
Finished products	167,733	140,729	168,712
Raw materials and work in process	18,884	20,618	21,347
	186,617	161,347	190,059
Other current assets	21,407	17,024	15,279
TOTAL CURRENT ASSETS	458,567	420,748	437,369

PROPERTY, PLANT AND EQUIPMENT
Gross cost	269,902	264,631	258,006
Less accumulated depreciation	179,605	171,429	165,420
	90,297	93,202	92,586
OTHER ASSETS
Goodwill and other non-amortizable intangibles	46,184	43,971	44,967
Other	68,257	68,659	69,963
	114,441	112,630	114,930

TOTAL ASSETS	$663,305	$626,580	$644,885

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	June 17, 2006 (Unaudited)	December 31, 2005 (Audited)	June 18, 2005 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$-	$-	$1,000
Accounts payable	61,843	41,107	51,035
Accrued salaries and wages	11,922	17,510	10,924
Other accrued liabilities	48,312	34,448	39,972
Current maturities of long-term debt	10,730	10,972	10,735
TOTAL CURRENT LIABILITIES	132,807	104,037	113,666

Long-term debt (less current maturities)	21,467	21,439	32,159
Other non-current liabilities	38,624	38,783	37,098

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
June 17, 2006 - 60,085,355 shares
December 31, 2005 - 59,211,814 shares
June 18, 2005 - 58,830,200 shares	60,085	59,212	58,830
Additional paid-in capital	21,830	13,203	5,757
Retained earnings	478,263	452,672	414,770
Accumulated other comprehensive income	12,803	9,398	14,298
Unearned compensation	-	(5,873)	(7,353)
Cost of shares in treasury:
June 17, 2006 - 4,700,133 shares
December 31, 2005 - 3,082,548 shares
June 18, 2005 - 1,155,464 shares	(102,574)	(66,291)	(24,340)
TOTAL STOCKHOLDERS' EQUITY	470,407	462,321	461,962

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$663,305	$626,580	$644,885

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005

Revenue	$238,457	$215,706	$501,296	$460,880
Cost of products sold	148,052	131,252	305,016	280,021

GROSS MARGIN	90,405	84,454	196,280	180,859

Selling and administrative expenses	68,737	64,243	144,984	136,398

OPERATING INCOME	21,668	20,211	51,296	44,461

Other expenses/(income):
Interest expense	675	890	1,324	1,723
Interest income	(646
)
		(409)	(1,186
)
				(723)
Other - net	331	120	465	(14)
	360	601	603	986

EARNINGS BEFORE INCOME TAXES	21,308	19,610	50,693	43,475
Income taxes	7,074	6,353	16,830	14,086

NET EARNINGS	$14,234	$13,257	$33,863	$29,389

Net earnings per share:
Basic	$.26	$.23	$.62	$.52
Diluted	$.25	$.22	$.59	$.49

Cash dividends per share	$.075	$.065	$.150	$.130

Shares used for net earnings per share
computation:
Basic	54,863,744	56,606,556	55,001,089	56,733,516
Diluted	56,785,209	59,157,254	56,992,900	59,408,147

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

24 Weeks Ended
June 17, 2006

COMMON STOCK
Balance at beginning of the year	$59,212
Common stock issued under stock incentive plans	873
Balance at end of the quarter	$60,085

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$13,203
Stock-based compensation expense	3,336
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	(5,873)
Amounts associated with common stock issued under stock incentive plans	11,273
Net change in notes receivable	(109)
Balance at end of the quarter	$21,830

RETAINED EARNINGS
Balance at beginning of the year	$452,672
Net earnings	33,863
Cash dividends declared	(8,272)
Balance at end of the quarter	$478,263

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$9,398
Foreign currency translation adjustments	5,585
Change in fair value of foreign currency cash flow hedges, net of taxes	(2,180)
Balance at end of the quarter	$12,803

UNEARNED COMPENSATION
Balance at beginning of the year	$(5,873)
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	5,873
Balance at end of the quarter	$-

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(66,291)
Repurchase of common stock for treasury (1,627,450 shares)	(36,494)
Issuance of treasury shares (9,865 shares)	211
Balance at end of the quarter	$(102,574)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$470,407

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 17, 2006	June 18, 2005

OPERATING ACTIVITIES
Net earnings	$33,863	$29,389
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,126	8,824
Amortization	300	196
Deferred income taxes	241	30
Stock-based compensation expense	3,336	1,561
Excess tax benefits from stock-based compensation	(2,864)	-
Pension	1,550	1,036
Other	(4,741)	3,135
Changes in operating assets and liabilities:
Accounts receivable	(10,009)	(8,391)
Inventories	(21,264)	(8,516)
Other assets	(4,118)	8,962
Accounts payable and other liabilities	28,083	1,647

Net cash provided by operating activities	33,503	37,873

INVESTING ACTIVITIES
Business acquisitions	-	(4,468)
Additions to property, plant and equipment	(5,925)	(7,185)
Other	6	379

Net cash used in investing activities	(5,919)	(11,274)

FINANCING ACTIVITIES
Proceeds from long-term debt	36,934	15,720
Payments of long-term debt	(37,148)	(15,729)
Cash dividends paid	(7,787)	(7,492)
Purchase of common stock for treasury	(36,494)	(22,789)
Proceeds from shares issued under stock incentive plans	8,557	8,012
Excess tax benefits from stock-based compensation	2,864	-

Net cash used in financing activities	(33,074)	(22,278)
Effect of foreign exchange rate changes	1,256	(1,714)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,234)	2,607
Cash and cash equivalents at beginning of the period	85,258	72,172

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$81,024	$74,779

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 17, 2006 and June 18, 2005

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Weighted average shares outstanding	55,663,330	57,695,342	55,829,825	57,843,763
Adjustment for nonvested restricted common stock	(799,586)	(1,088,786)	(828,736)	(1,110,247)
Denominator for basic earnings per share	54,863,744	56,606,556	55,001,089	56,733,516
Effect of dilutive stock options	1,522,836	1,827,830	1,562,814	1,895,538
Adjustment for nonvested restricted common stock - treasury method	398,629	722,868	428,997	779,093
Denominator for diluted earnings per share	56,785,209	59,157,254	56,992,900	59,408,147

Options to purchase 688,656 and 1,065,165 shares of common stock for the 12 and 24 weeks ended June 17, 2006 and 572,912 and 444,846 shares for the 12 and 24 weeks ended June 18, 2005 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at June 18, 2005	$36,726	$8,241	$44,967
Intangibles acquired	-	106	106
Purchase accounting adjustments	224	-	224
Foreign currency translation effects	(1,326)	-	(1,326)
Balance at December 31, 2005	35,624	8,347	43,971
Intangibles acquired	-	405	405
Foreign currency translation effects	1,808	-	1,808
Balance at June 17, 2006	$37,432	$8,752	$46,184

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	June 17, 2006	December 31, 2005	June 18, 2005
Foreign currency translation adjustments	$17,828	$12,243	$16,592
Foreign currency cash flow hedge adjustments, net of taxes	(1,572)	608	570
Minimum pension liability adjustments, net of taxes	(3,453)	(3,453)	(2,864)
Accumulated other comprehensive income	$12,803	$9,398	$14,298

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Net earnings	$14,234	$13,257	$33,863	$29,389
Other comprehensive income (loss):
Foreign currency translation adjustments	6,616	(3,453)	5,585	(7,195)
Change in fair value of foreign currency cash flow hedges, net of taxes	(1,838)	1,185	(2,180)	2,047
Comprehensive income	$19,012	$10,989	$37,268	$24,241

5.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, slippers, moccasins and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 76 domestic retail stores and 13 consumer-direct internet sites at June 17, 2006, that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended June 17, 2006
Revenue	$209,757	$28,700	$-	$238,457
Intersegment revenue	7,513	794	-	8,307
Earnings (loss) before income taxes	21,391	2,954	(3,037)	21,308

	24 Weeks Ended June 17, 2006
Revenue	$454,327	$46,969	$-	$501,296
Intersegment revenue	17,890	1,643	-	19,533
Earnings (loss) before income taxes	56,053	2,452	(7,812)	50,693

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended June 18, 2005
Revenue	$189,560	$26,146	$-	$215,706
Intersegment revenue	6,061	487	-	6,548
Earnings (loss) before income taxes	19,217	2,529	(2,136)	19,610

	24 Weeks Ended June 18, 2005
Revenue	$417,728	$43,152	$-	$460,880
Intersegment revenue	15,786	1,194	-	16,980
Earnings (loss) before income taxes	47,770	1,879	(6,174)	43,475

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 17, 2006. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 17, 2006 and June 18, 2005, foreign exchange contracts with a notional value of $61,428,000 and $53,555,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 252 days. These contracts have been designated as cash flow hedges. As of June 17, 2006 and June 18, 2005, a liability of $1,667,000 and an asset of $1,033,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended June 17, 2006 and June 18, 2005. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005

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

VALUATION AND EXPENSE INFORMATION UNDER SFAS NO. 123(R) AND PRO FORMA INFORMATION

Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 and 24 weeks ended June 17, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes for the 12 and 24 weeks ended June 17, 2006 are $835,000 and $1,233,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company's net earnings for the 12 and 24 weeks ended June 17, 2006 are lower by $613,000, or $.01 per basic share and $.01 per diluted share, and $934,000, or $.02 per basic share and $.02 per diluted share, respectively.

The Company recognized compensation costs of $1,623,000 and $3,336,000, respectively, and related income tax benefits of $472,000 and $988,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 17, 2006. Compensation costs capitalized as part of inventory and property, plant and equipment were not material.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2,864,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

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
June 17, 2006 and June 18, 2005

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
	12 Weeks Ended	24 Weeks Ended
	June 18, 2005	June 18, 2005
Net earnings, as reported	$13,257	$29,389
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects	689	1,578
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of related tax effects	1,053	2,257
Pro forma net earnings	$12,893	$28,710

Net earnings per share:
Basic - as reported	$.23	$.52
Basic - pro forma	.23	.51

Diluted - as reported	.22	.49
Diluted - pro forma	.22	.48

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 17, 2006 and June 18, 2005 was $5.25 and $5.10 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005
Expected market price volatility (1)	25.1%	24.3%	24.4%	23.9%
Risk-free interest rate (2)	4.9%	3.9%	4.6%	3.8%
Dividend yield (3)	1.2%	1.1%	1.4%	1.1%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 17, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005

EMPLOYEE STOCK-BASED INCENTIVE PLANS

As of June 17, 2006, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1988, 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1988 and 1993 plans. As of June 17, 2006, the Company had approximately 3,916,000 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of June 17, 2006, the Company had approximately 498,000 stock incentives available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers) and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve month period following the date of grant in accordance with plan provisions. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands of dollars)
Outstanding at December 31, 2005	5,040,712	$14.72
Granted	696,628	22.53
Exercised	(724,938)	11.22
Cancelled	(17,403)	18.70
Outstanding at June 17, 2006	4,994,999	$16.30	6.0	$33,937
Estimated forfeitures	(10,963)
Vested or expected to vest at June 17, 2006	4,984,036	$16.29	6.0	$33,930
Nonvested at June 17, 2006 and expected to vest	(650,337)
Exercisable at June 17, 2006	4,333,699	$15.36	5.5	$33,524

The total pre-tax intrinsic value of options exercised during the 12 and 24 weeks ended June 17, 2006 was $5,844,000 and $8,937,000, respectively. As of June 17, 2006, there was $2,678,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.2 years.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $23.09 as of June 17, 2006, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of June 17, 2006 was 4,300,571. As of December 31, 2005, 5,040,712 outstanding options were exercisable, and the weighted-average exercise price was $14.72.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 17, 2006 and June 18, 2005

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	934,266	$14.28
Granted	174,800	22.47
Vested	(308,955)	12.00
Forfeited	(4,700)	17.32
Nonvested at June 17, 2006	795,411	$16.95

As of June 17, 2006, there was $7,711,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the 12 and 24 weeks ended June 17, 2006 was $381,000 and $6,877,000, respectively.

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) costs recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Service cost pertaining to benefits
earned during the period	$(1,114)	$(989)	$(2,227)	$(1,977)
Interest cost on projected benefit obligations	(2,339)	(2,185)	(4,678)	(4,371)
Expected return on pension assets	2,971	2,780	5,942	5,560
Net amortization loss	(1,860)	(1,805)	(3,721)	(3,610)
Net pension cost	$(2,342)	$(2,199)	$(4,684)	$(4,398)

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
June 17, 2006 and June 18, 2005

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations on licenses are as follows (thousands of dollars):
	2006	2007	2008	2009	2010	Thereafter
Minimum royalties	$1,176	$1,139	$1,063	$1,329	$1,545	$1,773

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1,656,000 and $1,450,000 for the first two quarters of 2006 and 2005, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $868,000 and $811,000 for the first two quarters of 2006 and 2005, respectively.

10.  Business Acquisitions

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000, of which $407,000 was deferred until July 1, 2006. The transaction eliminated the minority interest of $566,000 and resulted in goodwill of $1,756,000.

On January 3, 2005, the Company converted its CAT® and Wolverine® businesses in Canada from a non-affiliated distributor-based operation to a Company-owned wholesale operation. This expansion allowed the Company to directly wholesale all of its major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2,117,000 and assumed liabilities of $883,000 were acquired from a former Wolverine® and CAT® Footwear distributor for cash of $2,280,000 and resulted in goodwill and intangible assets of $1,046,000. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear and licensing segment. The majority of the goodwill is expected to be deductible for tax purposes. The amortizable intangible assets have a weighted average useful life of approximately ten years.

On January 3, 2005, the Company converted its Merrell® operations in Sweden and Finland and its Sebago® operations in the United Kingdom and Germany from a non-affiliated distributor-based operation to a Company-owned wholesale operation. Assets consisting primarily of inventory totaling $544,000 were acquired from former distributors for cash.

11. New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects the adoption of FIN 48 will not have a material impact on its financial statements.

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

The following financial performance highlights of the second quarter of 2006 compared to the second quarter of 2005 and year-to-date comparisons reflect these strategies:
•	Record revenue for the 16th consecutive quarter totaling $238.5 million, a 10.5% increase over the second quarter of 2005 revenue of $215.7 million.

•

Earnings per share during the second quarter of 2006 grew to $.25 per share compared to $.22 per share for the same quarter in the prior year, an increase of 13.6% which marks the eighth consecutive quarter of double digit earnings per share improvement.

•	The rate of earnings per share growth continues to exceed the revenue growth rate by a factor of two, which the Company believes signifies continued solid operating leverage year-to-date.

•	Return on equity year-to-date of 17% improved 100 basis points over the same period of 2005.

•	Accounts receivable growth rate of 7.8% in the second quarter compared to second quarter of 2005 remains below the 10.5% increase in revenue.

•	Inventory levels were reduced by $3.4 million, a 1.8% reduction over the same quarter last year.

•	Continued investment spending on the Merrell® Apparel and Patagonia® Footwear initiatives totaled $2.5 million year-to-date.

•	The Company's cash position remained strong with $81.0 million of cash on hand at quarter end and debt outstanding of $32.2 million.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the second quarter of 2006. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended June 17, 2006 (2006 Second Quarter) to the 12 Weeks Ended June 18, 2005 (2005 Second Quarter)
Financial Summary - 2006 Second Quarter versus 2005 Second Quarter
	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear and licensing	$209.8	88.0%	$189.68.2	87.9%	$20.2	10.7%
Other business units	28.7	12.0%	26.1	12.1%	2.6	9.8%
Total revenue	$238.5	100.0%	$215.7	100.0%	$22.8	10.5%

Gross margin
Branded footwear and licensing	$80.2	38.2%	$75.1	39.6%	$5.1	6.7%
Other business units	10.2	35.7%	9.4	35.8%	0.8	9.5%
Total gross margin	$90.4	37.9%	$84.5	39.2%	$5.9	7.0%

Selling and administrative expenses	$68.7	28.8%	$64.3	29.8%	$4.4	7.0%
Interest expense-net	-	0.0%	0.5	0.2%	(0.5)	(94.0%	)
Other expense-net	0.4	0.1%	0.1	0.1%	0.3	175.8%
Earnings before income taxes	21.3	8.9%	19.6	9.1%	1.7	8.7%
Net earnings	14.2	6.0%	13.3	6.1%	0.9	7.4%

Diluted earnings per share	$.25		$.22		$.03	13.6%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® Footwear brands) the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Bates® and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of CAT® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine® Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue - Second Quarter
	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$80.9	33.9%	$70.2	32.5%	$10.7	15.3%
Wolverine Footwear Group	62.1	26.0%	54.5	25.3%	7.6	13.8%
Heritage Brands Group	37.8	15.9%	33.3	15.5%	4.5	13.4%
The Hush Puppies Company	28.8	12.1%	30.0	13.9%	(1.2)	(3.8%	)
Other Branded Footwear	0.2	0.1%	1.6	0.7%	(1.4)	(88.0%	)
Total branded footwear and licensing revenue	$209.8	88.0%	$189.6	87.9%	$20.2	10.7%
Other business units	28.7	12.0%	26.1	12.1%	2.6	9.8%
Total revenue	$238.5	100.0%	$215.7	100.0%	$22.8	10.5%

REVENUE
Revenue of $238.5 million for the second quarter of 2006 exceeded the prior year second quarter by $22.8 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $19.7 million of the revenue increase. Of the $19.7 million revenue increase, $8.3 million was attributed to the conversion of an international distributor from a royalty arrangement to a wholesale operation, which also required recognition of sales and cost of products sold in the second quarter of 2006. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $.5 million. The other business units contributed $2.6 million to the increase. International revenue increased in the quarter to account for 31.8% of total revenue in 2006 as compared to 30.6% in 2005.

The Outdoor Group recorded revenue of $80.9 million for the second quarter of 2006, a $10.7 million increase over the second quarter of the prior year. Merrell® accounted for $10.5 million of the increase over the prior year, reporting particular strength in the trail running and multi-sport categories. Merrell® was also recognized by being named Footwear Brand of the Year by the Drapers Record in the U.K. The Sebago® brand realized a $.2 million sales increase from the second quarter of 2005 as consumers responded favorably to the refocused product line. Included in the increase was $5.1 million related to the change in the international distributor arrangement mentioned above.

The Wolverine Footwear Group recorded $62.1 million in revenue for the second quarter of 2006, a $7.6 million increase from the second quarter of 2005. The Wolverine® boot business realized an increase in revenue of $3.2 million during the second quarter of 2006 compared to the second quarter of 2005, which was driven by strong consumer demand for Wolverine's core work boot product. The Bates® uniform footwear business also realized an increase in revenue of $4.5 million due to a combination of higher demand from the Department of Defense, an increase in civilian uniform footwear customers and increased exports to Europe and the Middle East. The Stanley® Footgear business and the private label business realized a $.3 million revenue decrease during the second quarter of 2006.

The Heritage Brands Group experienced a $4.5 million increase in revenue during the second quarter of 2006 compared to the second quarter of 2005. CAT® Footwear's revenue increased $2.5 million, with $.7 of the increase primarily due to stronger sales from major accounts and growing distribution in the U.S. International revenue increased by $3.6 million, with $3.2 million of the increase attributable to the international distributor arrangement mentioned above. This increase was partially offset by a decline in Canada and Europe of approximately $1.8 million in comparison to the second quarter of 2005. Harley-Davidson® Footwear revenue increased $2.0 million in the quarter driven largely by the success of new dealer exclusive product introductions and focused dealer marketing support programs.

The Hush Puppies Company recorded revenue of $28.8 million in the second quarter of 2006, a $1.2 million decrease from the second quarter of 2005. The decrease was primarily attributable to lower sales in the U.S. resulting from reduced close-out and discount channel sales as well as lower slipper division sales. Revenue from the Canadian and U.K. wholesale markets and international licensing was essentially flat for the quarter.

Within the Company's other business units, Wolverine Retail reported a $.9 million increase in revenue as a result of a same-store revenue increase of 3.1% and four additional stores operating as compared to the prior year's second quarter. Wolverine Retail operated 76 retail stores at the end of second quarter 2006 compared to 72 at the end of second quarter 2005. The Wolverine® Leathers operation reported a $1.7 million increase in revenue primarily due to increased demand for its proprietary products.

GROSS MARGIN
The gross margin of 37.9% for the second quarter of 2006 was a 130 basis point decrease from the second quarter of 2005. The change in the distributor relationship mentioned above had a negative impact on gross margin of 140 basis points. Business mix for the quarter improved gross margin by 20 basis points, which was partially offset by product cost increases which had a 10 basis point negative impact. Foreign currency impact on gross margin was neutral as the positive impact in the Canadian wholesale and Dominican Republic manufacturing operations offset the negative impact of a stronger U.S. dollar in the European wholesale operations.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $68.7 million for the second quarter of 2006 increased $4.4 million from $64.3 million for the second quarter of 2005. The Company invested approximately $1.5 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the quarter. Selling and administrative expenses for the second quarter of 2006 also included incremental stock-based compensation costs of $.8 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 weeks ended June 17, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 12 weeks ended June 17, 2006 were $.8 million and $.6 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended June 17, 2006 were $.01 and $.01 lower, respectively, due to the adoption of SFAS No. 123(R).

Effective December 13, 2005, the Board of Directors accelerated the vesting of nonvested stock options previously granted to employees and officers of the Company under its various stock-based incentive plans. As a result of this action, options to purchase approximately 1.0 million shares of common stock that otherwise would have vested in 2006, 2007 and 2008 became fully vested and an additional $4.4 million of pro forma stock-based compensation expense was recognized in the quarter ended December 31, 2005. Accordingly, compensation costs of $2.2 million, $1.5 million and $.7 million in 2006, 2007 and 2008, respectively, that would have been recognized in each year after the adoption of SFAS No. 123(R) will not be recognized due to the modification. The decision to accelerate the vesting of these options, which the Company believes to be in the best interests of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS No. 123(R).

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

The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve month period following the date of grant in accordance with plan provisions.

As of June 17, 2006, there was $10.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock-based incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter, as well as interest income from invested cash.

The change in other income/expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's second quarter 2006 effective tax rate was 33.2% compared to 32.4% for the second quarter of 2005. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions, the tax impact of stock option expensing under SFAS No. 123(R) and the expiration of the research and development tax credit.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $14.2 million for the second quarter of 2006 as compared to $13.3 million in the second quarter of 2005, an increase of $.9 million.

Results of Operations - Comparison of the 24 Weeks Ended June 17, 2006 (First Two Quarters of 2006) to the 24 Weeks Ended June 18, 2005 (First Two Quarters of 2005)
Financial Summary - First Two Quarters of 2006 versus First Two Quarters of 2005
	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear and licensing	$454.3	90.6%	$417.7	90.6%	$36.6	8.8%
Other business units	47.0	9.4%	43.2	9.4%	3.8	8.8%
Total revenue	$501.3	100.0%	$460.9	100.0%	$40.4	8.8%

Gross margin
Branded footwear and licensing	$179.6	39.5%	$165.8	39.7%	$13.8	8.4%
Other business units	16.7	35.4%	15.1	35.0%	1.6	10.1%
Total gross margin	$196.3	39.2%	$180.9	39.2%	$15.4	8.5%

Selling and administrative expenses	$145.0	28.9%	$136.4	29.6%	$8.6	6.3%
Interest expense-net	0.1	0.0%	1.0	0.2%	(0.9)	(86.2%	)
Other expense-net	0.5	0.1%	-	-	0.5	3,421.4%
Earnings before income taxes	50.7	10.1%	43.5	9.4%	7.2	16.6%
Net earnings	33.9	6.8%	29.4	6.4%	4.5	15.2%

Diluted earnings per share	$.59		$.49		$.10	20.4%

The following is supplemental information on total revenue:

Total Revenue - First Two Quarters
	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$181.4	36.2%	$159.4	34.6%	$22.0	13.8%
Wolverine Footwear Group	118.4	23.6%	111.5	24.2%	6.9	6.2%
Heritage Brands Group	80.4	16.0%	72.6	15.7%	7.8	10.8%
The Hush Puppies Company	72.6	14.5%	71.7	15.6%	0.9	1.2%
Other Branded Footwear	1.5	0.3%	2.5	0.5%	(1.0)	(41.1%	)
Total branded footwear and licensing revenue	$454.3	90.6%	$417.7	90.6%	$36.6	8.8%
Other business units	47.0	9.4%	43.2	9.4%	3.8	8.8%
Total revenue	$501.3	100.0%	$460.9	100.0%	$40.4	8.8%

REVENUE
The revenue increase for the first two quarters of 2006 was $40.4 million, with the majority of the increase resulting from strong consumer acceptance of the Spring product. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $40.2 million of the revenue increase. Of the $40.2 million revenue increase, $8.3 million was attributed to the conversion of an international distributor from a royalty arrangement to a wholesale operation, which also required recognition of sales and cost of products sold. The impact of translating foreign denominated revenue to U.S. dollars reduced revenue by $3.6 million. The other business units contributed $3.8 million to the increase. International revenue increased on a year-to-date basis to account for 33.9% of total revenue in 2006 as compared to 32.1% in 2005.

The Outdoor Group reported a $22.0 million revenue increase for the first two quarters of 2006 as compared to the first two quarters of 2005. The Merrell® business realized a $23.8 million increase over prior year as year-to-date increases were achieved across all geographic locations due to continued consumer response to the Spring product lines. The Sebago® brand realized a $1.8 million sales decrease for the first two quarters of 2006 in comparison to the first two quarters of 2005. The sales decrease was primarily a result of lower than anticipated shipments to U.S. retailers and international distributors as retailers were cautious on their Spring commitments. The change in the international distributor arrangement mentioned above contributed $5.1 million to the increase.

The Wolverine Footwear Group recorded a $6.9 million increase in revenue for the first two quarters of 2006 as compared to the first two quarters of 2005. The Wolverine® boot business realized an increase in revenue of $2.3 million due to strong customer demand and strong reorder activity on the Wolverine MultiShoxTM comfort technology product. Increased year-to-date results were recognized in the Bates® uniform footwear business, which realized a $6.3 million increase in revenue due to improved sales to the civilian sector as well as higher demand from the Department of Defense. The Stanley® Footgear business realized a $1.7 million revenue decrease year-to-date in comparison to the first two quarters of 2005 while the private label business remained flat.

The Heritage Brands Group experienced a $7.8 million increase in revenue during the first two quarters of 2006. CAT® Footwear's revenue increased $5.0 million due to strong business results in the U.S., Canada and continental Europe. Improved sell-through results have been experienced through the introduction of expanded product campaigns including the Legendary RAW and iTechnologyTM collections. The change in the international distributor arrangement mentioned above contributed $3.2 million to the increase. Harley-Davidson® Footwear revenue increased $2.8 million year-to-date driven largely by increased shipments to the Harley-Davidson® dealer network.

The Hush Puppies Company recorded a $.9 million increase in revenue for the first two quarters of 2006. The increase was driven by higher volume generated by international licensees as well as increased wholesale shipments in the Canadian market. A $1.9 million year-to-date revenue increase in Canada was primarily the result of strong consumer demand for the Spring product offering. The increase was offset by a $1.0 million decrease in the U.S. for the first two quarters related to decreased close-out and discount channel sales. The U.K. market remained flat for the first two quarters of 2006 in comparison to the first two quarters of 2005.

Within the Company's other business units, Wolverine Retail reported a $1.4 million increase in revenue as a result of a same-store revenue increases of 2.2% for the first two quarters of 2006 as well as the addition of four stores as compared to the first two quarters of 2005. The Wolverine® Leathers operation reported a $2.4 million increase in revenue primarily due to increased demand for products.

The Company ended the second quarter of 2006 with an order backlog over 8% above the level recorded at the end of the second quarter of 2005.

GROSS MARGIN
The gross margin percentage for the first two quarters of 2006 of 39.2% was unchanged in comparison to the same period of the prior year. The change in business mix had a positive 40 basis point impact on gross margin and foreign currency contributed a 20 basis point increase. These improvements were offset by the international distributor business model change noted above.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $8.6 million for the first two quarters of 2006 as compared to the first two quarters of 2005. The Company invested approximately $2.5 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the first half of the year. Selling and administrative expenses for the first two quarters of 2006 also included incremental stock-based compensation costs of $1.2 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). Additionally, the Company realized an increase in profit sharing of $.7 million as a result of improved earnings. Partially offsetting these increases, the impact of translating foreign denominated operating expense to U.S. dollars decreased total expense by $.9 million in the second quarter of 2006. The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 24 weeks ended June 17, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 24 weeks ended June 17, 2006 were $1.2 million and $.9 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 24 weeks ended June 17, 2006 were $.02 and $.02 lower, respectively, due to the adoption of SFAS 123(R).

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

The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve month period following the date of grant in accordance with plan provisions.

As of June 17, 2006, there was $10.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock-based incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the first two quarters, as well as interest income from invested cash.

The change in other income/expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate for the first two quarters of 2006 was 33.2% compared to 32.4% for the first two quarters of 2005. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions, the tax impact of stock option expensing under SFAS No. 123(R) and the expiration of the research and development tax credit.  The estimated annual effective tax rate for fiscal 2006 is 33.2%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $33.9 million for the first two quarters of 2006 as compared to $29.4 million in the first two quarters of 2005, an increase of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES
				Change from
	June 17, 2006	December 31, 2005	June 18, 2005	December 31, 2005	June 18, 2005
(Millions of dollars)
Cash	$81.0	$85.3	$74.8	$(4.3)	$6.2
Accounts receivable	169.5	157.1	157.3	12.4	12.2
Inventories	186.6	161.3	190.1	25.3	(3.5)
Accounts payable	61.8	41.1	51.0	20.7	10.8
Other accrued liabilities	60.2	51.9	50.9	8.3	9.3
Debt	32.2	32.4	43.9	(0.2)	(11.7)

Cash provided by operating activities	$33.6		$37.9		$(4.3)
Additions to property, plant and equipment	5.9		7.2		(1.3)
Depreciation and amortization	9.4		9.0		0.4

The Company continued to strengthen its balance sheet in the first two quarters of 2006. Cash of $7.3 million was used to fund working capital investments in the first two quarters of 2006 compared to $6.3 million used in the first two quarters of 2005. Inventory levels decreased 1.8% over the same quarter last year and inventory turns increased by 9.0%. Accounts receivable increased 7.8% on a 10.5% increase in revenue over the same quarter last year. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 17, 2006.

The increase in accounts payable as compared to the second quarter of 2005 was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities compared to the second quarter of 2005 was primarily attributable to adjustments made for foreign currency forward exchange contracts and an increase in employee benefit accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under the revolving credit facilities at June 17, 2006 or at June 18, 2005. Proceeds from the existing credit facility and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at June 17, 2006 as compared to June 18, 2005 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $2.0 million and $3.0 million at June 17, 2006 and June 18, 2005, respectively. The total debt to total capital ratio for the Company was 6.4% at the end of the second quarter of 2006, 8.7% at the end of the second quarter of 2005 and 6.6% for the fiscal year ended December 31, 2005.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were 659,500 shares ($23.32 average price paid per share) repurchased during the second quarter of 2006 and 1,526,200 ($22.40 average price paid per share) repurchased during the first two quarters of 2006 under the programs. There are 1,492,682 shares remaining for future repurchase under the December 13, 2005 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $4.2 million in the second quarter of 2006, or $.075 per share. This represents a 15.4% increase over the $.065 per share declared in the second quarter of 2005. The quarterly dividend is payable on August 1, 2006 to stockholders of record on July 3, 2006.

Critical Accounting Policies

The preparation of the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on going basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term and (c) the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amounts recognized on the consolidated condensed statements of operations.
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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, Canadian dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 17, 2006 and June 18, 2005, the Company had outstanding forward currency exchange contracts to purchase $61.4 million and $53.6 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 252 days.

On March 23, 2006, the European Commission announced provisional trade measures on certain leather footwear imported into the European Union from China and Vietnam. The measures were implemented in the form of additional duties effective April 7, 2006, and progressing through September 15, 2006, to rates of 19.4% and 16.8% on imports from China and Vietnam, respectively. These trade measures are expected to have an impact resulting in a potential decrease in the Company's earnings per share for fiscal 2006 approximating $.04 to $.05. This impact will be weighted to the back half of the year due to inventory turnover and the progressive duty rate increases under the provisional measures. The European Commission has proposed final measures; however, these have not yet been approved by the member states of the European Union. The Company continues to evaluate actions to limit the impact of any final trade measures which will be evaluated by the Commission over the coming months.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes during the quarter ended June 17, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam and safety footwear from China and India. Provisional anti-dumping measures have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, by September of 2006 for certain leather footwear. The proposed final measures are being considered by the European Commission and the final outcome of this proposal is uncertain. The imposition of anti-dumping measures could have a material impact on the Company's business, results of operations and financial condition.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 26, 2006 to April 22, 2006)
Common Stock Repurchase Program(1)	-	$-	-	2,152,182
Employee Transactions(2)	1,361	21.61	-	-
Period 2 (April 23, 2006 to May 20, 2006)
Common Stock Repurchase Program(1)	272,800	23.43	272,800	1,879,382
Employee Transactions(2)	-	-	-	-
Period 3 (May 21, 2006 to June 17, 2006)
Common Stock Repurchase Program(1)	386,700	23.24	386,700	1,492,682
Employee Transactions(2)	2,141	22.78	-	-
Total for Quarter ended June 17, 2006
Common Stock Repurchase Program(1)	659,500	$23.32	659,500	1,492,682
Employee Transactions(2)	3,502	22.32	-	-

1.

The Company's Board of Directors approved a common stock repurchase program on December 13, 2005. This program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

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

On April 20, 2006, the Company held its 2006 Annual Meeting of Stockholders. The purposes of the meeting were: to elect three directors for three-year terms expiring in 2009; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

Alberto L. Grimoldi	For	49,047,627
	Authority Withheld	3,348,303
	Broker Non-Votes	0

Brenda J. Lauderback	For	51,847,463
	Authority Withheld	548,467
	Broker Non-Votes	0

Shirley D. Peterson	For	51,821,949
	Authority Withheld	573,981
	Broker Non-Votes	0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as the independent registered public accounting firm of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	50,069,755
Against	2,081,353
Abstentions	244,820
Broker Non-Votes	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and Chairman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 27, 2006	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan Chief Executive Officer and Chairman (Duly Authorized Signatory for Registrant)

July 27, 2006	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and Chairman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.