Form 10-Q
period 2006-09-09
WOLVERINE WORLD WIDE INC /DE/
filed 2006-10-19
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 09, 2006

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

There were 60,365,893 shares of Common Stock, $1 par value, outstanding as of October 13, 2006, of which 4,707,786 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; the effect of definitive anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates of 16.5% and 10.0%, respectively, from October 7, 2006 through October 6, 2008 for certain leather footwear; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of the Patagonia® Footwear products to be introduced in 2006; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement; additional Risk Factors are identified in the Company's Form 10-K filed March 15, 2006. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	September 9, 2006 (Unaudited)	December 31, 2005 (Audited)	September 10, 2005 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$70,339	$85,258	$47,794
Accounts receivable, less allowances
September 9, 2006 - $12,030
December 31, 2005 - $8,729
September 10, 2005 - $9,103	218,034	157,119	205,255
Inventories:
Finished products	189,135	140,729	173,778
Raw materials and work in process	16,183	20,618	22,619
	205,318	161,347	196,397
Other current assets	20,480	17,024	15,210
TOTAL CURRENT ASSETS	514,171	420,748	464,656

PROPERTY, PLANT AND EQUIPMENT
Gross cost	273,454	264,631	260,341
Less accumulated depreciation	184,059	171,429	168,038
	89,395	93,202	92,303
OTHER ASSETS
Goodwill and other non-amortizable intangibles	46,089	43,971	45,372
Other	66,615	68,659	67,949
	112,704	112,630	113,321

TOTAL ASSETS	$716,270	$626,580	$670,280

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - Continued
(Thousands of dollars, except share data)

	September 9, 2006 (Unaudited)	December 31, 2005 (Audited)	September 10, 2005 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$-	$-	$1,000
Accounts payable	63,393	41,107	49,097
Accrued salaries and wages	16,138	17,510	15,606
Other accrued liabilities	66,545	34,448	58,950
Current maturities of long-term debt	10,730	10,972	10,735
TOTAL CURRENT LIABILITIES	156,806	104,037	135,388

Long-term debt (less current maturities)	21,461	21,439	32,154
Other non-current liabilities	39,976	38,783	38,825

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
September 9, 2006 - 60,267,325 shares
December 31, 2005 - 59,211,814 shares
September 10, 2005 - 58,946,879 shares	60,267	59,212	58,947
Additional paid-in capital	26,198	13,203	6,620
Retained earnings	500,253	452,672	435,720
Accumulated other comprehensive income	13,999	9,398	15,340
Unearned compensation	-	(5,873)	(6,766)
Cost of shares in treasury:
September 9, 2006 - 4,707,786 shares
December 31, 2005 - 3,082,548 shares
September 10, 2005 - 2,122,919 shares	(102,690)	(66,291)	(45,948)
TOTAL STOCKHOLDERS' EQUITY	498,027	462,321	463,913

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$716,270	$626,580	$670,280

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005

Revenue	$298,856	$279,116	$800,150	$739,997
Cost of products sold	181,314	170,455	486,329	450,476

GROSS MARGIN	117,542	108,661	313,821	289,521

Selling and administrative expenses	78,079	72,087	223,063	208,487

OPERATING INCOME	39,463	36,574	90,758	81,034

Other expenses/(income):
Interest expense	736	824	2,060	2,547
Interest income	(858)	(531)	(2,044)	(1,255)
Other - net	452	(158)	917	(172)
	330	135	933	1,120

EARNINGS BEFORE INCOME TAXES	39,133	36,439	89,825	79,914
Income taxes	12,993	11,805	29,823	25,891

NET EARNINGS	$26,140	$24,634	$60,002	$54,023

Net earnings per share:
Basic	$.48	$.44	$1.09	$.96
Diluted	$.46	$.42	$1.05	$.91

Cash dividends declared per share	$.075	$.065	$.225	$.195

Shares used for net earnings per share
computation:
Basic	54,679,032	56,184,187	54,899,930	56,550,407
Diluted	56,651,435	58,743,999	56,907,090	59,189,069

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

36 Weeks Ended
September 9, 2006

COMMON STOCK
Balance at beginning of the year	$59,212
Common stock issued under stock incentive plans	1,055
Balance at end of the quarter	$60,267

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$13,203
Stock-based compensation expense	5,016
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	(5,873)
Amounts associated with common stock issued under stock incentive plans	13,962
Net change in notes receivable	(110)
Balance at end of the quarter	$26,198

RETAINED EARNINGS
Balance at beginning of the year	$452,672
Net earnings	60,002
Cash dividends declared	(12,421)
Balance at end of the quarter	$500,253

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$9,398
Foreign currency translation adjustments	6,545
Change in fair value of foreign currency cash flow hedges, net of taxes	(1,944)
Balance at end of the quarter	$13,999

UNEARNED COMPENSATION
Balance at beginning of the year	$(5,873)
Reversal of unearned compensation upon adoption of SFAS No. 123(R)	5,873
Balance at end of the quarter	$-

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(66,291)
Repurchase of common stock for treasury (1,633,114 shares)	(36,610)
Issuance of treasury shares (106,914 shares)	211
Balance at end of the quarter	$(102,690)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$498,027

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 9, 2006	September 10, 2005

OPERATING ACTIVITIES
Net earnings	$60,002	$54,023
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,834	13,369
Amortization	467	196
Deferred income taxes	132	1,022
Stock-based compensation expense	5,016	2,274
Excess tax benefits from stock-based compensation	(3,208)	-
Pension	3,920	3,314
Other	(1,605)	3,636
Changes in operating assets and liabilities:
Accounts receivable	(57,918)	(54,718)
Inventories	(40,500)	(13,733)
Other assets	(2,537)	9,525
Accounts payable and other liabilities	52,173	22,703

Net cash provided by operating activities	29,776	41,611

INVESTING ACTIVITIES
Business acquisitions	-	(4,724)
Additions to property, plant and equipment	(10,265)	(11,590)
Other	(1,463)	(568)

Net cash used in investing activities	(11,728)	(16,882)

FINANCING ACTIVITIES
Proceeds from long-term debt	59,851	23,256
Payments of long-term debt	(60,072)	(23,272)
Cash dividends paid	(11,923)	(11,192)
Purchase of common stock for treasury	(36,610)	(44,451)
Proceeds from shares issued under stock incentive plans	10,838	8,868
Excess tax benefits from stock-based compensation	3,208	-

Net cash used in financing activities	(34,708)	(46,791)
Effect of foreign exchange rate changes	1,741	(2,316)

DECREASE IN CASH AND CASH EQUIVALENTS	(14,919)	(24,378)
Cash and cash equivalents at beginning of the period	85,258	72,172

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$70,339	$47,794

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 9, 2006 and September 10, 2005

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Weighted average shares outstanding	55,462,899	57,271,104	55,713,710	57,652,877
Adjustment for nonvested restricted common stock	(783,867)	(1,086,917)	(813,780)	(1,102,470)
Denominator for basic earnings per share	54,679,032	56,184,187	54,899,930	56,550,407
Effect of dilutive stock options	1,533,031	1,783,166	1,571,925	1,853,009
Adjustment for nonvested restricted common stock - treasury method	439,372	776,646	435,235	785,653
Denominator for diluted earnings per share	56,651,435	58,743,999	56,907,090	59,189,069

Options to purchase 574,761 and 568,088 shares of common stock for the 12 and 36 weeks ended September 9, 2006 and 576,858 and 488,851 shares for the 12 and 36 weeks ended September 10, 2005 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at September 10, 2005	$37,208	$8,164	$45,372
Intangibles acquired	-	183	183
Purchase accounting adjustments	(127)	-	(127)
Foreign currency translation effects	(1,457)	-	(1,457)
Balance at December 31, 2005	35,624	8,347	43,971
Intangibles acquired	-	57	57
Foreign currency translation effects	2,061	-	2,061
Balance at September 9, 2006	$37,685	$8,404	$46,089

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	September 9, 2006	December 31, 2005	September 10, 2005
Foreign currency translation adjustments	$18,788	$12,243	$18,346
Foreign currency cash flow hedge adjustments, net of taxes	(1,336)	608	(142)
Minimum pension liability adjustments, net of taxes	(3,453)	(3,453)	(2,864)
Accumulated other comprehensive income	$13,999	$9,398	$15,340

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Net earnings	$26,140	$24,634	$60,002	$54,023
Other comprehensive income (loss):
Foreign currency translation adjustments	960	1,754	6,545	(5,441)
Change in fair value of foreign currency cash flow hedges, net of taxes	236	(712)	(1,944)	1,335
Comprehensive income	$27,336	$25,676	$64,603	$49,917

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 80 domestic retail stores and 13 consumer-direct internet sites at September 9, 2006, that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended September 9, 2006
Revenue	$274,697	$24,159	$-	$298,856
Intersegment revenue	10,775	496	-	11,271
Earnings (loss) before income taxes	43,113	1,351	(5,331)	39,133
Total assets	522,128	40,876	153,266	716,270

	36 Weeks Ended September 9, 2006
Revenue	$729,024	$71,126	$-	$800,150
Intersegment revenue	28,665	2,139	-	30,804
Earnings (loss) before income taxes	99,166	3,803	(13,144)	89,825
Total assets	522,128	40,876	153,266	716,270

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended September 10, 2005
Revenue	$258,330	$20,786	$-	$279,116
Intersegment revenue	10,173	1,268	-	11,441
Earnings (loss) before income taxes	40,815	1,101	(5,477)	36,439
Total assets	500,192	42,473	127,615	670,280

	36 Weeks Ended September 10, 2005
Revenue	$676,058	$63,939	$-	$739,997
Intersegment revenue	25,960	2,462	-	28,422
Earnings (loss) before income taxes	88,585	2,951	(11,622)	79,914
Total assets	500,192	42,473	127,615	670,280

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 9, 2006. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 9, 2006 and September 10, 2005, foreign exchange contracts with a notional value of $36,476,000 and $47,808,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges. As of September 9, 2006 and September 10, 2005, liabilities of $295,000 and $615,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended September 9, 2006 and September 10, 2005 or year to date periods. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

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

VALUATION AND EXPENSE INFORMATION UNDER SFAS NO. 123(R) AND PRO FORMA INFORMATION

Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 and 36 weeks ended September 9, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes for the 12 and 36 weeks ended September 9, 2006 are $892,000 and $2,125,000 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company's net earnings for the 12 and 36 weeks ended September 9, 2006 are lower by $722,000, or $.01 per basic share and $.01 per diluted share, and $1,642,000, or $.03 per basic share and $.03 per diluted share, respectively.

The Company recognized compensation costs of $1,680,000 and $5,016,000, respectively, and related income tax benefits of $429,000 and $1,410,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 9, 2006. Compensation costs capitalized as part of inventory and property, plant and equipment were not material.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3,208,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

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
September 9, 2006 and September 10, 2005

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
	12 Weeks Ended	36 Weeks Ended
	September 10, 2005	September 10, 2005
Net earnings, as reported	$24,634	$54,023
Add: Total stock-based employee
compensation expense included in reported
net income, net of related tax effects	792	2,413
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards,
net of related tax effects	1,149	3,519
Pro forma net earnings	$24,277	$52,917

Net earnings per share:
Basic - as reported	$.44	$.96
Basic - pro forma	.43	.94

Diluted - as reported	.42	.91
Diluted - pro forma	.41	.90

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 36 weeks ended September 9, 2006 and September 10, 2005 was $5.26 and $5.10 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Expected market price volatility (1)	24.6%	23.7%	24.5%	23.9%
Risk-free interest rate (2)	5.1%	3.9%	4.6%	3.7%
Dividend yield (3)	1.4%	1.1%	1.4%	1.1%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 9, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

EMPLOYEE STOCK-BASED INCENTIVE PLANS

As of September 9, 2006, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1988, 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1988 and 1993 plans. As of September 9, 2006, the Company had approximately 3,908,000 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of September 9, 2006, the Company had approximately 512,000 stock incentive units available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers) and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve-month period following the date of grant in accordance with plan provisions. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands of dollars)
Outstanding at December 31, 2005	5,040,712	$14.72
Granted	716,810	22.56
Exercised	(934,737)	11.89
Cancelled	(27,372)	20.09
Outstanding at September 9, 2006	4,795,413	$16.41	5.8	$44,156
Estimated forfeitures	(9,553)
Vested or expected to vest at September 9, 2006	4,785,860	$16.40	5.8	$44,126
Nonvested at September 9, 2006 and expected to vest	(655,247)
Exercisable at September 9, 2006	4,130,613	$15.43	5.3	$42,071

The total pre-tax intrinsic value of options exercised during the 12 and 36 weeks ended September 9, 2006 was $2,341,000 and $11,278,000, respectively. As of September 9, 2006, there was $2,225,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.0 years.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $25.62 as of September 9, 2006, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of September 9, 2006 was 4,130,613. As of December 31, 2005, 5,040,712 outstanding options were exercisable, and the weighted-average exercise price was $14.72.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	934,266	$14.28
Granted	175,400	22.47
Vested	(315,861)	12.06
Forfeited	(12,296)	17.09
Nonvested at September 9, 2006	781,509	$16.98

As of September 9, 2006, there was $6,464,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the 12 and 36 weeks ended September 9, 2006 was $172,000 and $7,050,000, respectively.

8.  Pension Expense

A summary of net pension and SERP (Supplemental Executive Retirement Plan) costs recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Service cost pertaining to benefits
earned during the period	$(1,113)	$(989)	$(3,340)	$(2,967)
Interest cost on projected benefit obligations	(2,340)	(2,185)	(7,018)	(6,555)
Expected return on pension assets	2,972	2,780	8,914	8,340
Net amortization loss	(1,861)	(1,805)	(5,582)	(5,415)
Net pension cost	$(2,342)	$(2,199)	$(7,026)	$(6,597)

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 9, 2006 and September 10, 2005

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. Annual minimum future obligations on licenses are as follows (thousands of dollars):
	2006	2007	2008	2009	2010	Thereafter
Minimum royalties	$1,176	$1,139	$1,063	$1,329	$1,545	$1,773

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,223,000 and $2,145,000 for the first three quarters of 2006 and 2005, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,392,000 and $1,362,000 for the first three quarters of 2006 and 2005, respectively.

10.  Business Acquisitions

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000. The transaction eliminated the minority interest of $566,000 and resulted in goodwill of $1,756,000.

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

11. New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt this new accounting guidance at the beginning of the fiscal year ending January 3, 2009. While the Company is currently evaluating the provisions of SFAS No. 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company's statements of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit postretirement obligation is over- or under-funded. This aspect of SFAS No. 158 is effective for the Company's fiscal year ending December 30, 2006. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company's fiscal year ending January 3, 2009. The Company is currently evaluating the impact SFAS No. 158 will have on its consolidated balance sheets.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Wolverine World Wide, Inc. (the "Company") has a strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."   To reach this vision, the Company continues to focus on the tenets of product innovation, global expansion, brand development, service excellence and community service with the end goal of delivering superior shareholder returns. There is also continued focus on the financial growth initiatives of achieving mid-to-upper single digit average annual revenue growth, creating operating leverage and maximizing working capital turnover to extract value from the Company's balance sheet.

The following financial performance highlights of the third quarter of 2006 compared to the third quarter of 2005 and year-to-date comparisons reflect these strategies:
•	Record revenue and earnings per share for the 17th consecutive quarter.

•	Revenue for the third quarter of 2006 of $298.9 million, a 7.1% increase over the third quarter of 2005 revenue of $279.1 million.

•	North America, Europe and Other International regions all realized revenue gains for the third quarter of 2006.

•	Earnings per share during the third quarter of 2006 grew to $.46 per share compared to $.42 per share for the same quarter in the prior year, an increase of 9.5%.

•	Accounts receivable growth rate of 6.2% and inventory growth rate of 4.5% in the third quarter of 2006 compared to the third quarter of 2005 remains below the 7.1% increase in revenue.

•	Continued investment spending on the Merrell® Apparel and Patagonia® Footwear initiatives totaled $4.3 million year-to-date.

•	The Company's cash position remained strong with $70.3 million of cash on hand at quarter end and debt outstanding of $32.2 million.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the third quarter of 2006. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended September 9, 2006 (2006 Third Quarter) to the 12 Weeks Ended September 10, 2005 (2005 Third Quarter)

 Financial Summary - 2006 Third Quarter versus 2005 Third Quarter

	2006		2005		Change
	$	%	$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear and licensing	$274.7	91.9%	$258.3	92.6%		$16.4	6.3%
Other business units	24.2	8.1%	20.8	7.4%		3.4	16.2%
Total revenue	$298.9	100%	$279.1	100.0%		$19.8	7.1%

Gross margin
Branded footwear and licensing	$108.7	39.6%	$100.8	39.0%		$7.9	7.9%
Other business units	8.8	36.7%	7.9	38.0%		0.9	12.1%
Total gross margin	$117.5	39.3%	$108.7	38.9%		$8.8	8.2%

Selling and administrative expenses	$78.1	26.1%	$72.1	25.8%		$6.0	8.3%
Interest (income) expense-net	(0.1)	0.0%	0.3	0.1%		(0.4)	(141.6%	)
Other (income) expense-net	0.4	0.2%	(0.2)	(0.1%	)	0.6	386.1%
Earnings before income taxes	39.1	13.1%	36.4	13.1%		2.6	7.4%
Net earnings	26.1	8.7%	24.6	8.8%		1.5	6.1%

Diluted earnings per share	$.46		$.42			$.04	9.5%

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

Total Revenue - Third Quarter

	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$101.8	34.1%	$85.6	30.7%	$16.2	19.0%
Wolverine Footwear Group	67.5	22.6%	75.3	27.0%	(7.8)	(10.4%	)
Heritage Brands Group	56.4	18.9%	50.8	18.2%	5.6	10.9%
The Hush Puppies Company	46.8	15.7%	45.0	16.1%	1.8	4.0%
Other Branded Footwear	2.2	0.7%	1.6	0.6%	0.6	37.3%
Total branded footwear and licensing revenue	$274.7	91.9%	$258.3	92.6%	$16.4	6.3%
Other business units	24.2	8.1%	20.8	7.4%	3.4	16.2%
Total revenue	$298.9	100.0%	$279.1	100.0%	$19.8	7.1%

REVENUE
Revenue of $298.9 million for the third quarter of 2006 exceeded the prior year third quarter by $19.8 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $11.7 million of the revenue increase. Of the $11.7 million revenue increase, $3.5 million was attributed to the conversion of an international distributor from a royalty arrangement to a wholesale operation, which also required recognition of sales and cost of products sold in the third quarter of 2006. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by

$4.7 million. The other business units contributed $3.4 million to the increase. International revenue increased in the quarter to account for 37.6% of total revenue in 2006 as compared to 33.0% in 2005.

The Outdoor Group recorded revenue of $101.8 million for the third quarter of 2006, a $16.2 million increase over the third quarter of the prior year. Merrell® accounted for $15.9 million of the increase over the prior year, reporting strong fall deliveries with particular strength in the trail running and multi-sport categories. The focused product line and marketing initiatives gained traction in the quarter with the Sebago® brand recording a $.3 million sales increase from the third quarter of 2005. Included in the increase for the group was $2.2 million related to the change in the international distributor arrangement mentioned above.

The Wolverine Footwear Group recorded $67.5 million in revenue for the third quarter of 2006, a $7.8 million decrease from the third quarter of 2005. The Wolverine® boot business realized a decrease in revenue of $.9 million during the third quarter of 2006 compared to the third quarter of 2005, due primarily to lower shipments of rugged casuals and outdoor sport boots. The Bates® uniform footwear business realized a decrease in revenue of $3.1 million due to the planned reduction in demand for combat boots from the U.S. Department of Defense. The Stanley® Footgear business and the private label business realized a $3.9 million revenue decrease during the third quarter of 2006, compared to the third quarter of 2005, due to reduced customer demand.

The Heritage Brands Group experienced a $5.6 million increase in revenue during the third quarter of 2006 compared to the third quarter of 2005. CAT® Footwear's revenue increased a total of $7.5 million over the third quarter of 2005 with $4.9 million of the gain generated in Europe as a result of new product introductions. International revenue for CAT increased by $1.6 million for the quarter, with $1.3 million of the increase attributable to the international distributor arrangement mentioned above. CAT U.S. reported a $.5 million increase in revenue primarily due to stronger sales to major accounts and growing distribution. CAT Canada contributed a $.5 million increase in comparison to the third quarter of 2005. Harley-Davidson® Footwear revenue decreased $1.9 million in the quarter driven largely by the timing of new product deliveries.

The Hush Puppies Company recorded revenue of $46.8 million in the third quarter of 2006, a $1.8 million increase from the third quarter of 2005. The growth was primarily attributable to increased sales in Canada of $2.9 million resulting from strong demand for casual product. The back-to-school season was strong in the U.K. as revenue increased $1.1 million from the third quarter of 2005. The slipper division reported lower sales of $2.2 million in comparison to the third quarter of 2005. Revenue from the U.S wholesale market and international licensing was essentially flat for the quarter.

Within the Company's other business units, Wolverine Retail reported a $1.0 million increase in revenue as a result of a same-store revenue increase of 4.3% and seven additional stores operating as compared to the prior year's third quarter. Wolverine Retail operated 80 retail stores at the end of third quarter 2006 compared to 73 at the end of third quarter 2005. The Wolverine® Leathers operation reported a $2.4 million increase in revenue primarily due to increased demand for its proprietary sueded products.

GROSS MARGIN
The gross margin of 39.3% for the third quarter of 2006 was a 40 basis point increase from the third quarter of 2005. Initial pricing margins on product shipped in the quarter improved gross margin by 110 basis points. The increase was partially offset by 60 basis points due to increased product cost on the European operations related to the levying of dumping duties on product sourced in from China and Vietnam and 10 basis points related to the change in business mix. Foreign currency impact on gross margin was neutral.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $78.1 million for the third quarter of 2006 increased $6.0 million from $72.1 million for the third quarter of 2005. The Company invested approximately $1.5 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the quarter. Selling and administrative expenses for the third quarter of 2006 also included incremental stock-based compensation costs of $.9 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 12 weeks ended September 9, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 12 weeks ended September 9, 2006 were $.9 million and $.7 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 12 weeks ended September 9, 2006 were both $.01 lower due to the adoption of SFAS No. 123(R).

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

The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve-month period following the date of grant in accordance with plan provisions.

As of September 9, 2006, there was $8.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock-based incentive plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter, as well as interest income from invested cash equivalents.

The change in other income/expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's third quarter 2006 effective tax rate was 33.2% compared to 32.4% for the third quarter of 2005. The change in the effective tax rate related primarily to the tax impact of stock option expensing under SFAS No. 123(R) and the expiration of the research and development tax credit.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $26.1 million for the third quarter of 2006 as compared to $24.6 million in the third quarter of 2005, an increase of $1.5 million.

Results of Operations - Comparison of the 36 Weeks Ended September 9, 2006 (First Three Quarters of 2006) to the 36 Weeks Ended September 10, 2005 (First Three Quarters of 2005)

 Financial Summary - First Three Quarters of 2006 versus First Three Quarters of 2005

	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear and licensing	$729.0	91.1%	$676.1	91.4%	$52.9	7.8%
Other business units	71.2	8.9%	63.9	8.6%	7.3	11.2%
Total revenue	$800.2	100.0%	$740.0	100.0%	$60.2	8.1%

Gross margin
Branded footwear and licensing	$288.3	39.5%	$266.5	39.4%	$21.8	8.2%
Other business units	25.5	35.9%	23.0	36.0%	2.5	10.8%
Total gross margin	$313.8	39.2%	$289.5	39.1%	$24.3	8.4%

Selling and administrative expenses	$223.1	27.9%	$208.5	28.2%	$14.6	7.0%
Interest expense-net	-	0.0%	1.3	0.2%	(1.3)	(98.8%	)
Other (income) expense-net	0.9	0.1%	(0.2)	0.0%	1.1	633.1%
Earnings before income taxes	89.8	11.2%	79.9	10.8%	9.9	12.4%
Net earnings	60.0	7.5%	54.0	7.3%	6.0	11.1%

Diluted earnings per share	$1.05		$.91		$.14	15.4%

The following is supplemental information on total revenue:

Total Revenue - First Three Quarters

	2006		2005		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$283.2	35.4%	$245.0	33.1%	$38.2	15.6%
Wolverine Footwear Group	186.0	23.2%	186.9	25.3%	(0.9)	(0.5%	)
Heritage Brands Group	136.8	17.1%	123.4	16.7%	13.4	10.8%
The Hush Puppies Company	119.4	14.9%	116.7	15.8%	2.7	2.3%
Other Branded Footwear	3.6	0.5%	4.1	0.6%	(0.5)	(10.9%	)
Total branded footwear and licensing revenue	$729.0	91.9%	$676.1	91.4%	$52.9	7.8%
Other business units	71.2	8.9%	63.9	8.6%	7.3	11.2%
Total revenue	$800.2	100.0%	$740.0	100.0%	$60.2	8.1%

REVENUE
The revenue increase for the first three quarters of 2006 was $60.2 million, with the majority of the increase resulting from strong consumer acceptance of the Spring and Fall product. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $51.8 million of the revenue increase. Of the $51.8 million revenue increase, $11.7 million was attributed to the conversion of an international distributor from a royalty arrangement to a wholesale operation, which also required recognition of sales and cost of products sold. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $1.1 million. The other business units contributed $7.3 million to the increase. International revenue increased on a year-to-date basis to account for 35.3% of total revenue in 2006 as compared to 32.3% in 2005.

The Outdoor Group reported a $38.2 million revenue increase for the first three quarters of 2006 as compared to the first three quarters of 2005. The Merrell® business realized a $39.7 million increase over prior year as year-to-date increases were achieved across all geographic locations due to consumer response to the Spring and Fall product lines. The Sebago® brand realized a $1.5 million sales decrease for the first three quarters of 2006 in comparison to the first three quarters of 2005. The sales decrease was primarily a result of lower than anticipated shipments in the U.S. as retailers were cautious on their commitments. The change in the international distributor arrangement mentioned above contributed $7.1 million to the increase for the Outdoor Group.

The Wolverine Footwear Group recorded a $.9 million decrease in revenue for the first three quarters of 2006 as compared to the first three quarters of 2005. The Wolverine® boot business realized an increase in revenue of $1.4 million due to strong customer demand and strong reorder activity on the Wolverine MultiShoxTM comfort technology product. Increased year-to-date results were recognized in the Bates® uniform footwear business, which realized a $3.3 million increase in revenue due to improved sales to the civilian sector as well as higher demand from the Department of Defense year-to-date. The Stanley® Footgear and private label businesses realized $2.5 million and $3.1 million year-to-date revenue decreases, respectively, due to reduced customer demand.

The Heritage Brands Group experienced a $13.4 million increase in revenue during the first three quarters of 2006 as compared to the first three quarters of 2005. CAT® Footwear's revenue increased $12.5 million due to strong business results in the U.S., Canada and continental Europe. Improved sell-through results have been experienced through the introduction of expanded product campaigns including the Legendary RAW and iTechnologyTM collections. Harley-Davidson® Footwear revenue increased $.9 million year-to-date driven largely by increased shipments to the Harley-Davidson® dealer network. The change in the international distributor arrangement mentioned above contributed $4.6 million to the increase for the Heritage Brands Group.

The Hush Puppies Company recorded a $2.7 million increase in revenue for the first three quarters of 2006 as compared to the first three quarters of 2005. The increase was driven by higher volume generated by international licensees as well as increased wholesale shipments in the Canadian market. A $4.8 million year-to-date revenue increase in Canada was primarily the result of strong consumer demand for the Spring and Fall product offerings. The increase was offset by a $.8 million decrease in the U.S. for the first three quarters of 2006 related to decreased close-out and discount channel sales and a $2.7 million decrease in slipper product. The U.K. market increased $1.0 million for the first three quarters of 2006 in comparison to the first three quarters of 2005 due to a strong back-to-school season. Revenue from international licensing increased slightly by $.4 million on a year-to-date basis.

Within the Company's other business units, Wolverine Retail reported a $2.4 million increase in revenue as a result of a same-store revenue increases of 3.1% for the first three quarters of 2006 as well as the addition of seven stores as compared to the first three quarters of 2005. The Wolverine® Leathers operation reported a $4.8 million increase in revenue primarily due to increased demand for sueded products.

The Company ended the third quarter of 2006 with an order backlog 6% above the level recorded at the end of the third quarter of 2005.

GROSS MARGIN
The gross margin percentage of 39.2% for the first three quarters of 2006 was up 10 basis points in comparison to the same period of the prior year. Foreign currency contributed a 20 basis point increase and favorable product costs increased margin by 20 basis points. These improvements were partially offset by the change in business mix of 10 basis points and 20 basis points attributable to increased product cost on the European operations related to the levying of dumping duties on product sourced in from China and Vietnam.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $14.6 million for the first three quarters of 2006 as compared to the first three quarters of 2005. The Company invested approximately $3.6 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the first three quarters of 2006. Selling and administrative expenses for the first three quarters of 2006 also included incremental stock-based compensation costs of $2.1 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). The remaining increases related primarily to selling and distribution costs which vary with the increase in revenue.

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the 36 weeks ended September 9, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the 36 weeks ended September 9, 2006 were $2.1 million and $1.6 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 36 weeks ended September 9, 2006 were both $.03 lower due to the adoption of SFAS 123(R).

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

The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested on a pro rata basis over the twelve-month period following the date of grant in accordance with plan provisions.

As of September 9, 2006, there was $8.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock-based incentive plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

INTEREST, OTHER & TAXES
The net decrease in interest expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the first three quarters of 2006, as well as interest income from invested cash equivalents.

The change in other income/expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate for the first three quarters of 2006 was 33.2% compared to 32.4% for the first three quarters of 2005. The change in the effective tax rate related primarily to the tax impact of stock option expensing under SFAS No. 123(R) and the expiration of the research and development tax credit.  The Company's tax returns for fiscal 2000 through 2003 are currently under review by the Internal Revenue Service. The closure of this review could impact the annual effective tax rate for fiscal 2006.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $60.0 million for the first three quarters of 2006 as compared to $54.0 million in the first three quarters of 2005, an increase of $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	September 9, 2006	December 31, 2005	September 10, 2005	December 31, 2005	September 10, 2005
(Millions of dollars)
Cash	$70.3	$85.3	$47.8	$(15.0)	$22.5
Accounts receivable	218.0	157.1	205.3	60.9	12.7
Inventories	205.3	161.3	196.4	44.0	8.9
Accounts payable	63.4	41.1	49.1	22.3	14.3
Other accrued liabilities	82.6	51.9	74.6	30.7	8.0
Debt	32.2	32.4	43.9	(0.2)	(11.7)

Cash provided by operating activities	$29.8		$41.6		$(11.8)
Additions to property, plant and equipment	10.3		11.6		(1.3)
Depreciation and amortization	14.3		13.6		0.7

The Company continued to strengthen its balance sheet in the first three quarters of 2006. Cash of $48.8 million was used to fund working capital investments in the first three quarters of 2006 compared to $36.2 million used in the first three quarters of 2005. Inventory levels increased 4.5% over the same quarter last year and inventory turns increased by 12.5%. Accounts receivable increased 6.2% on a 7.1% increase in revenue over the same quarter last year. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 9, 2006.

The increase in accounts payable as compared to the third quarter of 2005 was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities compared to the third quarter of 2005 was primarily attributable to adjustments made for foreign currency forward exchange contracts, an increase in employee benefit accruals and an additional liability for European anti-dumping duties.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under the revolving credit facility at September 9, 2006 or at September 10, 2005. Proceeds from the existing credit facility and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at September 9, 2006 as compared to September 10, 2005 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $3.2 million and $1.5 million at September 9, 2006 and September 10, 2005, respectively. The total debt to total capital ratio for the Company was 6.1% at the end of the third quarter of 2006, 8.6% at the end of the third quarter of 2005 and 6.6% for the fiscal year ended December 31, 2005.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. There were no shares repurchased during the third quarter of 2006 and 1,526,200 ($22.40 average price paid per share) repurchased during the first three quarters of 2006 under the programs. There are 1,492,682 shares remaining for future repurchase under the December 13, 2005 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $4.2 million in the third quarter of 2006, or $.075 per share. This represents a 15.4% increase over the $.065 per share declared in the third quarter of 2005. The quarterly dividend is payable on November 1, 2006 to stockholders of record on October 2, 2006.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, Canadian dollar and euro. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 9, 2006 and September 10, 2005, the Company had outstanding forward currency exchange contracts to purchase $36.5 million and $47.8 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 280 days.

On March 23, 2006, the European Commission announced provisional trade measures on certain leather footwear imported into the European Union from China and Vietnam. The measures were implemented in the form of additional duties effective April 7, 2006, and progressing in steps, to rates of 19.4% and 16.8% on imports from China and Vietnam, respectively. In early October 2006, the European Commission announced definitive anti-dumping duties at rates of 16.5% and 10.0% on imports from China and Vietnam, respectively. These definitive measures replace the provisional measures discussed above and will be in effect from October 7, 2006 through October 6, 2008. These provisional and definitive trade measures will decrease the Company's earnings per share by approximately $.04 to $.05 for fiscal 2006.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 9, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

The European Union has initiated anti-dumping investigations regarding the importation into the European Union of leather footwear from China and Vietnam. Provisional anti-dumping measures were implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates progressing to 19.4% and 16.8%, respectively, for certain leather footwear. In early October 2006, the European Commission announced definitive anti-dumping duties at rates of 16.5% and 10.0% on imports from China and Vietnam, respectively. These definitive measures replace the provisional measures discussed above and will be in effect from October 7, 2006 through October 6, 2008. The imposition of anti-dumping measures could have a material impact on the Company's business, results of operations and financial condition.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 18, 2006 to July 15, 2006)
Common Stock Repurchase Program(1)	-	$-	-	1,492,682
Employee Transactions(2)	230	23.44	-	-
Period 2 (July 16, 2006 to August 12, 2006)
Common Stock Repurchase Program(1)	-	-	-	1,492,682
Employee Transactions(2)	15,586	25.28	-	-
Period 3 (August 13, 2006 to September 09, 2006)
Common Stock Repurchase Program(1)	-	-	-	1,492,682
Employee Transactions(2)	-	-	-	-
Total for Quarter ended September 9, 2006
Common Stock Repurchase Program(1)	-	$-	-	1,492,682
Employee Transactions(2)	15,816	25.25	-	-

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
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 19, 2006	/s/ Timothy J. O'Donovan
Date	Timothy J. O'Donovan Chief Executive Officer and Chairman (Duly Authorized Signatory for Registrant)

October 19, 2006	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 26, 2005. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and Chairman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.