Form 10-K
period 2006-12-30
WOLVERINE WORLD WIDE INC /DE/
filed 2007-02-28
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 001-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1185150 (I.R.S. Employer Identification No.)

9341 Courtland Drive, Rockford, Michigan (Address of principal executive offices)	49351 (Zip Code)

Registrant's telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 16, 2006, the last business day of the registrant's most recently completed second fiscal quarter: $1,252,095,162.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of February 21, 2007:  55,564,471.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 19, 2006, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected 2007 operating results and dividend rates; future share repurchase activity; future strength of the Company; future brand positioning; achievement of the Company vision; future pension costs; future marketing investments; the introduction of new lines or categories of products, including Merrell® Apparel and Patagonia® Footwear; future growth or success in specific countries, categories or market sectors; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; the effect of anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates of 16.5% and 10.0%, respectively, from October 7, 2006 through October 6, 2008, for certain leather footwear; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of the Patagonia® Footwear products; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

General.

          Wolverine World Wide, Inc. (the "Company") is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, rugged outdoor and work footwear. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

          Approximately 46.9 million pairs of Company branded footwear were sold during fiscal 2006, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, Cat®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago® and Wolverine® footwear. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under four operating units: (i) the Wolverine Footwear Group, focusing primarily on the Bates®, HyTest® and Wolverine® product lines of work, outdoor, uniform and lifestyle boots and shoes, and Wolverine® brand apparel, (ii) the Outdoor Group, currently focusing on the Sebago®, Patagonia® and Merrell® product lines of performance and lifestyle footwear, and, beginning with the anticipated product launch in 2007, Merrell® brand apparel, (iii) the Heritage Brands Group, focusing on the Cat® product lines of work and lifestyle footwear and the Harley-Davidson® lines of lifestyle and performance footwear, and (iv) The Hush Puppies Company, focusing on the Hush Puppies® brand of comfortable casual and dress footwear. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, gloves, handbags and plush toys.

          The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 82 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to which Wolverine distributes operate multiple storefront locations. The Company's products are marketed worldwide in more than 170 countries through Company-owned wholesale operations, licensees and distributors.

          The Company, through its Wolverine Leathers Division, operates a tannery which tans pigskin leather for the shoe and leather goods industries. A significant portion of the pigskin leather tanned by the Company is used in the footwear marketed by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of footwear. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, performs skinning operations and purchases raw pigskins which it then cures and sells to outside customers for processing into pigskin leather products.

          For financial information regarding the Company, see the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. The Company has one reportable segment, Branded Footwear and Licensing. The Branded Footwear and Licensing segment is engaged in manufacturing, sourcing, licensing, marketing and distributing branded footwear and apparel, including casual shoes and apparel, dress shoes, boots, uniform shoes, work shoes and rugged outdoor footwear and apparel. The Company's Other Business units consist of its retail stores, tannery and pigskin procurement operations. Financial information regarding the Company's business segments and financial information about geographic areas is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Form 10-K.

Branded Footwear and Licensing.

          The Company sources and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, Cat®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago® and Wolverine®. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys, and Wolverine® brand gloves, eyewear, socks and headwear.

          The Company's four branded footwear and licensing operating units are described below.

          1.          The Outdoor Group. The Outdoor Group consists of Merrell®, Sebago®, and Patagonia® footwear and includes performance outdoor, hiking and nautical footwear as well as casual and after-sport footwear.

          Merrell® Footwear. The Merrell® product line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® product line also includes the "After-Sport" category, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. In addition to footwear, the Outdoor Group markets a line of Merrell® packs, bags and luggage. The Outdoor Group also intends to launch a line of Merrell® brand apparel in fiscal 2007. Merrell® products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in approximately 100 countries worldwide.

          Sebago® Footwear. The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear for men and women such as boat shoes and handsewn loafers that have been manufactured and distributed since 1946.

Highly recognized Sebago® line extensions include Sebago Docksides®, Drysides™, Campsides™ and Athletic Marine. The Sebago® product line is marketed in approximately 110 countries worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and "Americana" heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

          Patagonia® Footwear. In 2005, the Company entered into a license agreement providing the Company with exclusive worldwide rights to manufacture, market, distribute and sell footwear under the Patagonia®, Water Girl® and other trademarks. The Outdoor Group has launched its Patagonia® Footwear line for Spring 2007.

          2.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, and HyTest® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 124 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology and Wolverine MultiShox™ technology, has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor™ technologies represent the Company's tradition of comfortable work and industrial footwear, a tradition that is continued and enhanced with the development of the Wolverine MultiShox™ Individual Comfort System. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes trail shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® (a registered trademark of W.L. Gore & Associates, Inc.) and Thinsulate® (a registered trademark of Minnesota Mining and Manufacturing Company) brand fabrics, the Company's performance leathers and patented DuraShocks® technologies. The Wolverine Footwear Group has also launched a line of work and rugged casual Wolverine® brand apparel. In addition, the Wolverine® brand is licensed for use on eyewear, headwear, gloves and socks.

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

          3.          The Heritage Brands Group. The Heritage Brands Group consists of Caterpillar® Footwear and Harley-Davidson® Footwear.

          Caterpillar® Footwear. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, Cat & Design®, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment enhances the reputation of its footwear for quality, ruggedness and durability. Cat® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring Cat® iTechnology™ and Hidden Tracks® comfort features. In addition, the Company also manufactures and markets Cat® Marine Power® footwear, designed for industrial and recreational marine uses. Cat® footwear products target work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 150 countries worldwide. Cat®, Caterpillar®, Cat & Design®, Walking Machines® and Marine Power® are registered trademarks of Caterpillar Inc.

          Harley-Davidson® Footwear. Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® brand footwear throughout the world. Harley-Davidson® brand footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships as well as through department stores and specialty retailers. Harley-Davidson® is a registered trademark of H-D Michigan, Inc.

          4.          The Hush Puppies Company. Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is marketed in approximately 130 countries. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, handbags, socks, watches and plush toys.

Other Businesses.

          In addition to manufacturing, sourcing, marketing and distributing the Company's footwear and apparel products as reported in the Branded Footwear and Licensing segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc., and (iii) operates 82 domestic retail footwear stores.

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

          3.          Wolverine Retail. The Company operates 82 domestic retail shoe stores as of February 2007. These stores are under the Hush Puppies®, Hush Puppies and FamilySM, Track'N Trail® and Rockford Footwear DepotSM names. Both the Rockford Footwear DepotSM and Track'N Trail® retail formats carry a large selection of Company branded footwear featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates direct-to-customer retail websites, including www.upfootgear.com, www.trackandtrail.com, www.catfootwear.com, www.hushpuppies.com and www.sebago.com.

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

          The Company's footwear brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance that may be provided by the Company to its licensees and distributors are (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials, and (vi) consulting on retail store layout and design. The Company believes its footwear brand names provide a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

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

•	Volume direct programs provide footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchant and government customers.

•	A network of independent Shoemobile® distribution outlets is used to distribute the Company's work and occupational footwear at industrial facilities.

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

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2006.

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

International Operations and Global Licensing.

          The Company records revenue from foreign sources through a combination of (i) sales of branded footwear products generated from the Company's owned operations in Canada, the United Kingdom, Austria, Finland, France, Germany, Italy, The Netherlands, Spain, Sweden and Switzerland and from sales to international distributors for certain markets and businesses, and (ii) from royalty income through a network of independent licensees and distributors. The Company's owned operations include Hush Puppies (UK) Ltd., Wolverine Europe B.V. (formerly known as Merrell Europe B.V.), Merrell (Europe) Limited, Wolverine Europe Limited and Wolverine World Wide Corporation, Inc. (formerly known as

Hush Puppies Canada Footwear, Ltd.). The Company's owned operations are located in markets where the Company believes it can gain a strategic advantage.

          The Company derives royalty income from sales of products (primarily Company footwear) bearing the Hush Puppies®, Wolverine®, Bates®, HyTest®, Merrell®, Sebago® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the Cat® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

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

          The Company's factories each have the flexibility to produce a variety of footwear, which departs from the industry's historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company currently produces military footwear and work, casual and dress casual footwear in its owned facilities.

          The Company sources a majority of its footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, South America and India. The Company maintains technical offices in the Asia-Pacific region to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, the Company has adopted "Engagement Criteria for Partners & Sources" to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor.

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

          The Company owns and operates a pigskin tannery through its Wolverine Leathers Division. The Company and its licensees receive a majority of their pigskin leather requirements from the tannery. The Company believes the tannery provides a strategic advantage for the Company by producing pigskin leather using proprietary technology at prices below those available from other sources.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion®, DuraShocks®, Wolverine MultiShoxTM, Wolverine CompressorTM, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, Continuum®, Sebago®, Q-FormTM and Track'N Trail®. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers®, Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the Cat®, Harley-Davidson® and Patagonia® trademarks, and the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark, all pursuant to license arrangements with the respective trademark owners. The Company's license agreement for Stanley® footgear will terminate effective June 30, 2008. The Cat® footwear license has a current term extending through December 2011. The Harley-Davidson® footwear license is long term and extends for more than five years. The Patagonia® footwear license extends for more than five years and also includes conditional renewal options. All of these license agreements are subject to early termination provisions.

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

Order Backlog.

          At February 17, 2007, the Company had an order backlog of approximately $354 million compared with an order backlog of approximately $317 million at February 18, 2006, determined on a basis consistent with the current year. Substantially all of the backlog relates to demand for products expected to be shipped in 2007. Orders in backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States and Europe. The Company has at least ten major competitors in connection with the sale of its work shoes and boots, at least ten major competitors in connection with the sale of its sport boots, and at least thirty major competitors in connection with the sale of its casual, work and outdoor shoes. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

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

Employees.

          As of December 30, 2006, the Company had approximately 4,532 domestic and foreign production, office and sales employees. Approximately 457 employees were covered by four union contracts expiring at various dates through April 30, 2009. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company, including the Company's Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter and Governance Committee Charter, is available at its website, www.wolverineworldwide.com. Printed copies of the documents listed above are available, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.

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

Implementation of Growth Strategy.

          As part of its growth strategy, the Company seeks to enhance the positioning of its brands and to extend its brands into complementary product categories and consumer groups, to expand geographically, and to improve operational performance. There can be no assurance that we will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company's business, results of operations and financial condition. There is no assurance that the Patagonia® footwear launch and the Company's expected Merrell® brand expansion into apparel in Fall 2007 will be successful. The Company is investing substantial resources into these two product launches in 2007 and the failure of either or both could have an adverse effect on the Company's business, results of operations and financial condition.

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

Information Technology.

          The Company's technology systems are critical to the operations of its business. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely impact the Company's business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

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

Protection of Intellectual Property; Continuation of Licensing Agreements.

          The Company invests significant resources to develop and protect its intellectual property. The Company's ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights. In addition, some of the Company's branded footwear operations are operated pursuant to licensing agreements with third party trademark owners. These agreements are subject to early termination for breach. Early termination of any of these license agreements by the licensor could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Attraction and Retention of Qualified Personnel.

          The Company is dependent on the efforts and abilities of its senior executive officers. While the Company believes that its senior management team has significant depth and that appropriate senior management succession plans are in place; the loss of one or more members of senior executive management or the failure to successfully implement succession planning could have an adverse effect on the Company, its results of operations and financial condition. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel. While the Company has historically been successful in attracting and retaining key employees, competition for such employees in the footwear industry is intense and failure to retain or attract key employees could adversely impact the Company.

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

Name	Age	Positions held with the Company

Kenneth A. Grady	50	General Counsel and Secretary
Stephen L. Gulis, Jr.	49	Executive Vice President, Chief Financial Officer and Treasurer
Cheryl L. Johnson	45	Vice President, Human Resources
Blake W. Krueger	53	Chief Operating Officer and President
Timothy J. O'Donovan	61	Chief Executive Officer and Chairman
Nicholas P. Ottenwess	44	Vice President of Finance and Corporate Controller

          Kenneth A. Grady has served the Company as General Counsel and Secretary since October 2006. During 2006, he was President and shareholder of the law firm K.A. Grady PC. During 2005, he served as Vice President, General Counsel and Secretary of PC Connection, Inc., a direct marketer of information technology products and solutions. From 2004 to 2005, Mr. Grady served as Executive Vice President of Administration, General Counsel and Secretary of KB Toys, Inc., a specialty toy retailer. From 2001 to 2004, he served as Vice President, General Counsel and Secretary of KB Toys, Inc.

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

          Cheryl L. Johnson has served the Company as Vice President of Human Resources since January 2006. From 2004 to 2006 she served as Human Resources Director for Whirlpool Corporation, a manufacturer and marketer of major home appliances. From 2002 to 2004 she served as Vice President of Global Human Resources, Fluid Handling Products Division for Textron, Inc., a manufacturer of centrifugal, axial flow, power, direct acting and gear pumps. During 2002 she served as Global Human Resources Director, Flooring Division, for E.I. du Pont de Nemours and Company, a chemical company, and from 1991 to 2002, she served as Global Human Resources Manager for that company.

          Blake W. Krueger has served the Company as Chief Operating Officer and President since October 2005. From August 2004 to October 2005, he served as Executive Vice President and Secretary of the Company and President of the Heritage Brands Group. From November 2003 to August 2004 he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

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

          The Company's common stock is traded on the New York Stock Exchange under the symbol "WWW." The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2006 and 2005. The number of stockholders of record on February 21, 2007, was 1,388.

	2006		2005
Stock Price	High	Low	High	Low
First quarter	$24.21	$20.96	$23.65	$20.04
Second quarter	25.18	20.26	25.70	18.90
Third quarter	26.46	22.27	25.02	20.48
Fourth quarter	30.20	25.41	22.95	19.35

Cash Dividends Declared Per Share	2006	2005
First quarter	$.075	$.065
Second quarter	.075	.065
Third quarter	.075	.065
Fourth quarter	.075	.065

A quarterly dividend of $0.09 per share was declared during the first quarter of fiscal 2007.

All prices and dividends are adjusted for the Company's three-for-two stock split distribution on February 1, 2005.

See Item 12 for information with respect to the Company's equity compensation plans.

          The following table relates information regarding the Company's purchases of its own common stock during the fourth quarter:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 10, 2006 to October 7, 2006)
Common Stock Repurchase Program(1)	-	$-	-	1,492,682
Employee Transactions(2)	7,218	28.26	N/A	N/A
Period 2 (October 8, 2006 to November 4, 2006)
Common Stock Repurchase Program(1)	114,300	$27.49	114,300	1,378,382
Employee Transactions(2)	3,237	27.76	N/A	N/A
Period 3 (November 5, 2006 to December 2, 2006)
Common Stock Repurchase Program(1)	186,500	$-	186,500	1,191,882
Employee Transactions(2)	-	-	N/A	N/A
Period 4 (December 3, 2006 to December 30, 2006)
Common Stock Repurchase Program(1)	-	-	-	1,191,882
Employee Transactions(2)	28,370	$29.04	N/A	N/A
Total for Fourth Quarter ended December 30, 2006
Common Stock Repurchase Program(1)	300,800	$27.57	300,800	1,191,882
Employee Transactions(2)	38,825	28.79	N/A	N/A

(1)

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005, and on October 5, 2004. Each program authorizes the repurchase of 3.0 million shares of common stock over a 24-month period commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

(2)

Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company's employee stock compensation plans currently provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Selected Financial Data.

Five-Year Operating and Financial Summary (1)

	2006	2005	2004	2003	2002
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,141,887	$1,060,999	$991,909	$888,926	$827,106
Net earnings	83,647	74,467	65,938	51,716	47,912
Per share of common stock:
Basic net earnings(2)(3)	$1.52	$1.33	$1.15	$.88	$.79
Diluted net earnings(2)(3)	1.47	1.27	1.09	.85	.77
Cash dividends declared(2)	.30	.26	.19	.15	.12
Financial Position at Year End
Total assets	$671,092	$626,580	$639,571	$593,762	$531,994
Long-term debt	21,471	32,411	43,904	59,923	72,915

Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K.

(2)

On December 15, 2004, the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to stockholders on February 1, 2005. All per share data has been retroactively adjusted for the increased shares resulting from this stock split. Treasury shares were excluded from the stock split.

(3)

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Wolverine World Wide, Inc. (the "Company") has a strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose." To reach this vision, the Company continues to focus on the tenets of product innovation, global expansion, brand development, service excellence and community service with the end goal of delivering superior shareholder returns. There is also continued focus on the financial growth initiatives of achieving mid-to-upper single digit average annual revenue growth, annual double-digit EPS increases and improved asset utilization and strong cash generation.

The following financial performance highlights of 2006 are a result of the execution of these strategies:

•	Seventh consecutive year of revenue growth with revenue increasing 7.6% to an all-time record level of $1.142 billion

•	Earnings per share achieved an all-time record level of $1.47 per share, an increase of 15.7% over the $1.27 reported in the prior year, which marks the fourth consecutive year of double-digit growth

•	Continued focus on improved cash collections resulted in a 2.9% decrease in accounts receivable on a revenue increase of 7.6%

•	Inventory increased 14.2% primarily to support the growth of the global Merrell® Footwear business and the initial launch of Patagonia® Footwear

•	Investment spending to support the development of the Merrell® Apparel and Patagonia® Footwear initiatives totaled $6.8 million in 2006

•	Cash provided from operating activities for 2006 reached $108.3 million, marking the fourth consecutive year of cash generation in excess of $100.0 million

•	The Company's cash position remained strong at the end of 2006 with $124.7 million of cash on hand and debt outstanding of $21.5 million

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

RESULTS OF OPERATIONS - FISCAL 2006 COMPARED TO FISCAL 2005

FINANCIAL SUMMARY - 2006 VERSUS 2005

2006			2005		Change
$		%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$1,036.9	90.8%	$964.5	90.9%	$72.4	7.5%
Other business units	105.0	9.2%	96.5	9.1%	8.5	8.8%
Total revenue	$1,141.9	100.0%	$1,061.0	100.0%	80.9	7.6%

Gross margin
Branded footwear and licensing	$402.3	38.8%	$369.6	38.3%	$32.7	8.9%
Other business units	39.2	37.4%	35.6	36.9%	3.6	10.1%
Total gross margin	441.5	38.7%	$405.2	38.2%	$36.3	9.0%

Selling and administrative expenses	$318.2	27.9%	$291.9	27.5%	$26.3	9.0%
Interest (income) expense - net	(.2)	0.0%	1.9	0.2%	(2.1)	(110.6%	)
Other expense - net	1.2	0.1%	.2	0.0%	1.0	698.7%
Earnings before income taxes and minority interest	122.3	10.7%	111.2	10.5%	11.1	9.9%
Net earnings	83.6	7.3%	74.5	7.0%	9.1	12.3%

Diluted earnings per share	$1.47	-	$1.27	-	$.20	15.7%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® Footwear brands), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Bates® Footwear and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of Cat® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

TOTAL REVENUE

	2006		2005		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$393.3	34.4%	$337.8	31.8%	$55.5	16.5%
Wolverine Footwear Group	275.8	24.2%	285.5	26.9%	(9.7)	(3.4%	)
Heritage Brands Group	192.3	16.8%	174.2	16.4%	18.1	10.4%
The Hush Puppies Company	169.9	14.9%	163.4	15.4%	6.5	4.0%
Other Branded Footwear	5.6	0.5%	3.6	0.4%	2.0	57.8%
Total branded footwear and licensing revenue	$1,036.9	90.8%	$964.5	90.9%	$72.4	7.5%
Other business units	105.0	9.2%	96.5	9.1%	8.5	8.8%
Total revenue	$1,141.9	100.0%	$1,061.0	100.0%	$80.9	7.6%

REVENUE
Revenue for 2006 increased $80.9 million over 2005. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing segment operations, as discussed below, contributed $66.8 million of the revenue increase. Of the $66.8 million revenue increase, $19.2 million was attributed to increased shipments to an international distributor and the conversion of this distributor from a royalty arrangement to a wholesale operation, which required recognition of sales and cost of products sold. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $5.6 million. The other business units contributed $8.5 million to the increase. Both domestic and international revenue increased, with international revenue accounting for 33.4% of total revenue in 2006 compared to 30.2% in 2005.

The Outdoor Group reported an increase in revenue of $55.5 million over 2005, its ninth year of double-digit growth. The Merrell® business realized a $54.8 million increase over the prior year as revenue increases were achieved across all geographic locations. The brand also continued to experience growth with its network of international distributors. Strong sales in the multi-sport, after-sport and sports fashion categories drove the majority of the increase. The Sebago® brand experienced a slight decrease in revenue from the prior year. The decrease was primarily a result of lower than anticipated shipments in the U.S. The growth and change in the international distributor arrangement mentioned above contributed $11.8 million to the increase for the Outdoor Group. The first shipments of the Patagonia® product contributed approximately $.8 million to the increase.

The Wolverine Footwear Group recorded a $9.7 million decrease in revenue for 2006, as compared to 2005. The Wolverine® boot business experienced an increase of $3.8 million during 2006 due to strong customer demand and reorder activity on the Wolverine® MultiShoxTM comfort technology product. A decrease of $6.0 million in the Bates® division was primarily the result of a planned reduction of Department of Defense contract shipments. The Stanley® Footgear and private label businesses realized $3.6 million and $3.9 million revenue decreases, respectively, due to reduced customer demand.

The Heritage Brands Group experienced an $18.1 million revenue increase in 2006 as compared to 2005. Cat® Footwear's revenue increased $16.1 million driven by strong revenue growth in the U.S., Canada, continental Europe and globally through the international distribution network. Improved sell-through results have been experienced through the introduction of expanded product campaigns including the Legendary RAW™ and iTechnology™ collections. Increased shipments to the Harley-Davidson® dealer network resulted in a $2.0 million revenue increase for the Harley-Davidson® Footwear brand in 2006. The growth and change in the international distributor arrangement mentioned above contributed $7.4 million to the increase for the Heritage Brands Group.

The Hush Puppies Company's revenue increased $6.5 million in 2006. The majority of the revenue growth was driven by increased wholesale shipments in the Canadian and European markets, as well as higher royalty income generated by international licensees. Strong response to the Hush Puppies® product fueled a revenue increase of $4.6 million in Canada, an increase of $2.6 million in Europe and a slight increase in the U.S. A $2.1 million revenue decrease in the slipper product was experienced as the Company has decided to phase out of the slipper business. International licensing revenue increased $1.2 million in 2006 as global demand for Hush Puppies® product continued to grow.

Within the Company's other business units, Wolverine Retail reported a $4.5 million increase in revenue as a result of a mid-single digit same-store revenue increase, as well as the net addition of six stores as compared to 2005. The Wolverine Leathers operation reported a $4.0 million increase primarily due to increased demand for the Company's proprietary sueded products.

The Company ended 2006 with an increase in order backlog of over 10% above 2005 year-end levels. This backlog principally reflects demand for the first half of 2007.

GROSS MARGIN
The gross margin level for 2006 of 38.7% was a 50 basis point increase over the prior year. A change in business mix contributed an increase of 40 basis points, favorable product costs increased margin by 30 basis points and benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases added 10 basis points. These improvements were partially offset by a reduction of 30 basis points due to increased product costs on the European operations related to the levying of dumping duties on products sourced from China and Vietnam.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $26.3 million during 2006 to $318.2 million. The Company invested approximately $6.1 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives in 2006. Incremental stock-based compensation costs increased the selling and administrative expenses by $2.7 million as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R). The remaining increases related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest reflected increased interest income from invested cash balances, as well as lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility.

The increase in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for 2006 was 31.6%, compared to 33.1% in 2005.  In the fourth quarter of 2006, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits.  The 2005 income tax rate reflected additional income tax expense of $1.4 million due to the Company's repatriation of earnings of foreign subsidiaries of $41.5 million as provided under the American Jobs Creation Act of 2004.  The annualized effective tax rate for fiscal 2007 is estimated to range from 33.0% to 33.5%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $83.6 million compared to $74.5 million in 2005, an increase of $9.1 million.

RESULTS OF OPERATIONS - FISCAL 2005 COMPARED TO FISCAL 2004

FINANCIAL SUMMARY - 2005 VERSUS 2004

2005			2004		Change
$		%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear and licensing	$964.5	90.9%	$903.6	91.1%	$60.9	6.7%
Other business units	96.5	9.1%	88.3	8.9%	8.2	9.2%
Total revenue	$1,061.0	100.0%	$991.9	100.0%	69.1	7.0%

Gross margin
Branded footwear and licensing	$369.6	38.3%	$343.1	38.0%	$26.5	7.7%
Other business units	35.6	36.9%	31.0	35.2%	4.6	14.7%
Total gross margin	$405.2	38.2%	$374.1	37.7%	$31.1	8.3%

Selling and administrative expenses	$291.9	27.5%	$274.1	27.6%	$17.8	6.5%
Interest expense - net	1.9	0.2%	3.2	0.3%	(1.3)	(41.1%	)
Other (income) expense - net	.2	0.0%	(.3)	0.0%	.5	(149.2%	)
Earnings before income taxes and minority interest	111.2	10.5%	97.1	9.8%	14.2	14.6%
Net earnings	74.5	7.0%	65.9	6.6%	8.6	12.9%

Diluted earnings per share	$1.27	-	$1.09	-	$.18	16.5%

The following is supplemental information on total revenue:

TOTAL REVENUE

	2005		2004		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$337.8	31.8%	$286.6	28.9%	$51.2	17.8%
Wolverine Footwear Group	285.5	26.9%	293.8	29.6%	(8.3)	(2.8%	)
Heritage Brands Group	174.2	16.4%	164.4	16.6%	9.8	5.9%
The Hush Puppies Company	163.4	15.4%	152.8	15.4%	10.6	7.0%
Other Branded Footwear	3.6	0.4%	6.0	0.6%	(2.4)	(40.9%	)
Total branded footwear and licensing revenue	$964.5	90.9%	$903.6	91.1%	$60.9	6.7%
Other business units	96.5	9.1%	88.3	8.9%	8.2	9.2%
Total revenue	$1,061.0	100.0%	$991.9	100.0%	$69.1	7.0%

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

The Wolverine Footwear Group experienced a 2.8% decline in revenue for 2005. The Wolverine® and Stanley® Footgear boot businesses experienced an increase of $5.7 million during 2005 as new product and marketing initiatives drove strong retail performance. The conversion of a Canadian distributorship to a Company-owned wholesale operation accounted for approximately half of the increase. The decrease of $12.2 million in the Bates® division was primarily the result of a planned reduction in combat boot shipments. A reduction in demand for private label product contributed $1.8 million to the decrease in revenue for 2005.

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

Within the Company's other business units, Wolverine Retail reported an upper-single-digit same-store sales increase as consumers responded favorably to the Company's products. Wolverine Leathers recorded a revenue increase driven by greater demand for sueded leather footwear.

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

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $17.8 million during 2005 to $291.9 million. The addition of the Cat® and Wolverine® operations in Canada, as well as the transition of the Merrell® businesses in Sweden and Finland and the Sebago® operations in the U.K. and Germany from distributor-based businesses to Company-owned wholesale businesses, accounted for $7.3 million of the increase. The Company continued to invest in marketing and new business development which accounted for $2.7 million of the increase. The remaining increases related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The decrease in net interest expense reflected lower average outstanding amounts on senior notes and minimal borrowing under the Company's revolving credit facility, as well as increased interest income from invested cash balances.

The decrease in other income primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for 2005 was 33.1% compared to 31.8% in 2004. During the fourth quarter of 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004. The Company repatriated $41.5 million of eligible earnings and, as a result, recorded a related tax expense of $1.4 million.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $74.5 million compared to $65.9 million in 2004, an increase of $8.6 million.

LIQUIDITY AND CAPITAL RESOURCES

	December 30,	December 31,	Change
	2006	2005	$	%
(Millions of Dollars)
Cash and cash equivalents	$ 124.7	$ 85.3	$39.4	46.2%
Accounts receivable	152.6	157.1	(4.5)	(2.9%	)
Inventories	184.3	161.3	23.0	14.2%
Accounts payable	47.4	41.1	6.3	15.4%
Accrued salaries and wages	19.3	17.5	1.8	10.0%
Other accrued liabilities	43.5	34.4	9.1	26.3%
Debt	21.5	32.4	(10.9)	(33.8%	)

Cash provided by operating activities	108.3	117.3	(9.0)	(7.7%	)
Additions to property, plant and equipment	17.1	19.2	(2.1)	(10.9%	)
Depreciation and amortization	20.6	20.0	.6	2.9%

The Company continued to strengthen its balance sheet in 2006. Cash of $108.3 million was generated from operating activities in 2006. Accounts receivable decreased 2.9% on a 7.6% revenue gain, while reducing the accounts receivable days' sales outstanding from the prior year by 2.0%. Inventory levels were up 14.2% at year end and inventory turns increased by 5.9% in comparison to the prior year.

The increase in accounts payable was attributed to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities was primarily attributable to adjustments made for foreign currency forward exchange contracts, an increase in employee benefit accruals, an increase in profit-sharing accruals, timing of royalty payments and an increase in taxes payable.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under the revolving credit facility at December 30, 2006 or December 31, 2005. The Company was in compliance with all debt covenant requirements at December 30, 2006 and December 31, 2005. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $2.8 million and $2.9 million at the end of 2006 and 2005, respectively. The total debt to total capital ratio for the Company was 4.1% in 2006 and 6.6% in 2005.

The Company's pension benefit results are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax expense resulting from the Company's qualified defined benefit pension plans increased $.8 million for 2006 when compared to 2005 primarily due to the change in actuarial assumptions for purposes of estimating participant mortality.  For 2006, the Company adopted the provision of SFAS No. 158 requiring the recognition of the funded status of pension plans on its balance sheet.  As a result, the Company recorded a net reduction of $13.1 million within the accumulated other comprehensive income component of stockholders' equity, a reduction to net assets of $12.3 million and an increase to net liabilities of $1.6 million.  This adjustment had no impact on the net earnings or cash flows of the Company. The Company estimates that pre-tax expense related to qualified defined benefit pension plans will decrease in 2007 as compared to 2006 by approximately $4.1 million primarily as a result of the reduction in the amortization of prior market value losses and a discount rate increase.  This estimate is based on the expected early adoption of the measurement date provision of SFAS No. 158 in 2007, which requires the use of the Company's year end as its pension plan measurement date beginning for the 2008 expense determination.  The Company previously used September 30 as its measurement date.

Applying the provisions of SFAS No. 87 and SFAS No. 132, the Company's qualified defined benefit pension plans (the "Plans") were overfunded by $9.6 million in 2006 and $11.1 million in 2005. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2006 and 2005. Discretionary cash contributions were made to the Plans totaling $3.0 million in 2006 and $3.1 million in 2005 to provide long-term stability to the Plans. The Company expects to contribute approximately $3.0 million to its qualified defined benefit pension plans and approximately $.9 million to the Supplemental Executive Retirement Plan (SERP) in 2007.

In the fourth quarter and full year 2006 results, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits.  In 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004 (the "Act"), which provided for a tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings of $41.5 million and, as a result, recorded a related tax expense of $1.4 million.  No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries of $125.3 million at December 30, 2006 ($89.2 million at December 31, 2005) as the Company expects such earnings will remain invested overseas indefinitely.

The Company's Board of Directors has approved common stock repurchase programs each authorizing the repurchase of 3.0 million shares of common stock over a 24-month period. The primary purpose of these stock repurchase programs is to increase shareholder value. The Company intends to continue repurchasing shares of its common stock in open market or privately negotiated transactions, from time-to-time, depending upon market conditions and other factors.

	2006		2005		Cumulative
Authorization effective date	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased
December 13, 2005	1,808,118	$42,039,000	-	$-	1,808,118	$42,039,000
October 5, 2004	18,882	407,000	2,942,400	63,682,000	3,000,000	64,862,000

The Company declared dividends of $16.5 million in 2006, or $.30 per share, which was a 15.4% increase on a per share basis over the $14.5 million, or $.26 per share, declared in 2005. On February 8, 2007, the Company declared a quarterly cash dividend of $.09 per share of common stock, an increase of 20.0% as compared to the same period of 2006. The quarterly dividend is payable on May 1, 2007, to shareholders of record on April 2, 2007.

On June 6, 2005, the Company announced an exclusive global footwear licensing agreement for Patagonia® Footwear, with the initial product introduction debuting in Spring 2007.

During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited for a purchase price of $2.3 million, making it a wholly-owned subsidiary. The transaction eliminated the minority interest of $.6 million and resulted in goodwill of $1.8 million.

On January 3, 2005, the Company expanded its owned Cat® and Wolverine® Footwear operations in Canada. This expansion allowed the Company to directly wholesale all of its major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2.1 million and assumed liabilities of $.8 million were acquired from a former Wolverine® and Cat® Footwear distributor for $2.3 million in cash and resulted in goodwill and intangible assets of approximately $1.0 million. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear and licensing segment. The amortizable intangible assets have a weighted average useful life of approximately ten years.

On January 3, 2005, the Company expanded its owned Merrell® operations into Sweden and Finland and its Sebago® operations into the U.K. and Germany. Assets consisting primarily of inventory totaling approximately $.5 million were acquired from former distributors for cash.

These acquisitions are discussed further in Note 11 to the consolidated financial statements.

In early October 2006, the European Commission announced definitive anti-dumping duties at rates of 16.5% and 10.0% on imports from China and Vietnam, respectively. These definitive measures became effective October 7, 2006 and will remain in effect until October 6, 2008. The imposition of these anti-dumping measures could have a material impact on the Company's business, results of operations and financial condition.

NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in process of calculating the effects and expects that the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company's statements of operations. SFAS No. 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined benefit postretirement obligation is over- or under-funded. This aspect of SFAS No. 158 became effective for the Company's current fiscal year ended December 30, 2006 and has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company's consolidated financial condition at December 31, 2005 or January 1, 2005. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company's fiscal year ending January 3, 2009. The Company expects to early adopt this requirement of SFAS No. 158 in the fiscal year ending December 29, 2007. See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company's consolidated financial statements.

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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company's expectations. Adjustments to these estimates may be required if the financial condition of the Company's customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period the Company made such a determination. At December 30, 2006 and December 31, 2005, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished good inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company's cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company's cost of sales and inventory would be recorded in the period in which such determination was made. At December 30, 2006 and December 31, 2005, management believes that it has provided sufficient reserves for excess or obsolete inventories.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and there was no impairment indicated for the years ended December 30, 2006 or December 31, 2005.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would result in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2006 or 2005.

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

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term and (c) the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amounts recognized on the consolidated condensed statements of operations.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At December 30, 2006 and December 31, 2005, the Company had outstanding forward currency exchange contracts to purchase $56.4 million and $61.4 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 252 days.

The Company also has production facilities in the Dominican Republic where financial statements reflect U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2007 and beyond.

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and The Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended December 30, 2006, the strengthening of foreign currencies increased the value of these investments in net assets by $9.5 million. For the year ended December 31, 2005, the strengthening of the U.S. dollar decreased the value of these investments in net assets by $11.5 million. These changes resulted in cumulative foreign currency translation adjustments at December 30, 2006 and

December 31, 2005 of $21.8 million and $12.2 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders' equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to effectively manage overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that is being amortized over the term of the senior notes. The remaining unamortized balance at December 30, 2006 was $.5 million. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

The following table lists required principal payments and related interest rates for the Company's short- and long-term debt by fiscal year of maturity.

							2006		2005
	2007	2008	2009	2010	2011	There- after	Total	Fair Value	Total	Fair Value
(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed rate	$10.7	$10.7	-	-	-	-	$21.4	$21.7	$32.4	$33.0
Average interest rate	6.5%	6.5%	-	-	-	-	6.5%	-	6.5%	-

The Company has the following payments under contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Thousands of Dollars)
Long-term debt	$21,429	$10,715	$10,714	$-	$-
Estimated interest on long-term debt	1,393	697	696	-	-
Capital leases	42	15	20	7	-
Operating leases	81,059	13,020	22,435	15,275	30,329
Purchase obligations(1)	218,000	218,000	-	-	-
Deferred compensation	1,747	314	544	369	520
Pension(2)	3,000	3,000	-	-	-
SERP	16,048	938	2,702	3,058	9,350
Dividends declared	9,121	9,121	-	-	-
Minimum royalties	6,858	1,152	2,390	3,316	-
Minimum advertising	6,605	1,579	3,301	1,725	-
Total	$365,302	$258,551	$42,802	$23,750	$40,199

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.
(2)

Pension obligations reflect only planned pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

The Company had $153.5 million of additional borrowing capacity available under all of its existing credit facilities at December 30, 2006. The Company's additional borrowing capacity is summarized as follows:

	Expiration of availability
	Total commitments available	Less than 1 year	1 year or greater
(Millions of Dollars)
Revolving credit	$150.0	$ -	$150.0
Standby letters of credit	3.5	3.5	-

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes during the year ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

          There was no change in the Company's internal control over financial reporting that occurred during the sixteen-week period ended December 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable regulations of the SEC and the New York Stock Exchange (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that David T. Kollat and Phillip D. Matthews are audit committee financial experts as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, under the caption "Wolverine's Board of Directors" under the subheading "Board Committees and Meetings-Audit Committee."

          The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer and has adopted a Code of Conduct & Compliance that applies to the Company's directors and employees. The Accounting and Finance Code of Ethics and the Code of Conduct & Compliance are available on the Company's website, www.wolverineworldwide.com. Any waiver from the Accounting and Finance Code of Ethics or the Code of Conduct & Compliance with respect to the Company's executive officers and directors will be disclosed on the Company's website. Any amendment to the Accounting and Finance Code of Ethics will be disclosed on the Company's website.

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheading "Nominees for Terms Expiring in 2010," "Continuing Directors - Terms Expiring in 2009," and "Continuing Directors - Terms Expiring in 2008" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference.

          In addition to the directors discussed in the definitive Proxy Statement, the Company's Board of Directors currently includes Paul D. Schrage (age 72), who will retire at this year's annual meeting. His term was scheduled to expire at the annual meeting in 2008. Mr. Schrage is retiring after ten years of service as a director. Mr. Schrage has been a director since 1997. Mr. Schrage was Senior Executive Vice President and Chief Marketing Officer of McDonald's Corporation, a worldwide restaurant franchisor and operation and was employed at that company from 1967 until his retirement in 1997.

          The information regarding directors and executive officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.	Executive Compensation.

          The information contained under the captions "Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference.

          The following table provides information about Wolverine's equity compensation plans as of December 30, 2006:

Equity Compensation Plan Information
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,574,945	(2)(3)	$16.53	4,986,486	(4)

Equity compensation plans not approved by security holders	-		N/A	-

Total	4,574,945		$16.53	4,986,486

Notes to Equity Compensation Plan Information

(1)

Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

(2)

Includes 4,161,516 stock options awarded to employees under the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Stock Incentive Plan of 1999, the Stock Incentive Plan of 2001, the Stock Incentive Plan of 2003 and the Stock Incentive Plan of 2005 and 413,429 stock options awarded to non-employee directors under the Stock Incentive Plan of 2005 and the Amended and Restated Directors' Stock Option Plan approved by stockholders in 2002 and the previous Amended and Restated Directors' Stock Option Plan initially adopted in 1988. Column (a) does not include stock units credited to outside directors' fee accounts or retirement accounts under the Outside Directors' Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director's fee account and retirement account under the Outside Directors' Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company's equity compensation plans.

(3)	Of this amount, 677,800 options were not exercisable as of December 30, 2006, due to vesting restrictions.

(4)

Comprised of: (i) 544,726 shares available for issuance under the Outside Directors' Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 4,441,760 shares issuable under the various employee stock incentive plans. Of these total amounts available, the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right as of December 30, 2006:

•	Outside Directors' Deferred Compensation Plan: 544,726
•	1997 Stock Incentive Plan: 22,339
•	Stock Incentive Plan of 1999: 56,056
•	Stock Incentive Plan of 2001: 412,926
•	Stock Incentive Plan of 2003: 28,961
•	Stock Incentive Plan of 2005: 1,954,091

The Outside Directors' Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors' Deferred Compensation Plan. Participation in the plan beyond the annual equity retainer is voluntary. The plan allows participating directors to receive, in lieu of some or all directors' fees, a number of stock units equal to the amount of the deferred directors' fees divided by the fair market value of the Company's common stock on the date of payment of the next cash dividend on the Company's common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director's fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company's common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 544,726 shares issuable under the Outside

Directors' Deferred Compensation Plan, 217,672 shares have been issued to a trust to satisfy the Company's obligations and are included in shares reported as issued and outstanding as of the record date.

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

Item 13.  Certain Relationships and Related Transactions.

          The information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference. The information contained under the caption "Corporate Governance Principles" under the subheading "Independence" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2007, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005.

•	Notes to the Consolidated Financial Statements as of December 30, 2006.

•	Reports of Independent Registered Public Accounting Firm.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts of Continuing Operations.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits.

          The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.1	Restated Certificate of Incorporation. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.4	Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997.

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

10.1	Amended and Restated 1993 Stock Incentive Plan.*

10.2	Amended and Restated 1995 Stock Incentive Plan.*

10.3	Amended and Restated 1997 Stock Incentive Plan.*

10.4	Amended and Restated Stock Incentive Plan of 1999.*

10.5	Amended and Restated Stock Incentive Plan of 2001.*

10.6	Amended and Restated Stock Incentive Plan of 2003.*

10.7	Amended and Restated Stock Incentive Plan of 2005.*

10.8	Amended and Restated Directors' Stock Option Plan.*

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

10.11

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan) (Restated as amended through February 10, 2005).* Previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.13

Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference. An updated participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14	Form of Indemnification Agreement.* A participant schedule of current executive officers and directors who are parties to the agreement is attached to the agreement.

10.15	Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.*

10.16	Amended and Restated Supplemental Executive Retirement Plan.* An updated participant schedule is attached to the Plan.

10.17

Employees' Pension Plan (Restated as amended through March 28, 2005).* Previously filed as Exhibit 10.19 to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Here incorporated by reference.

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.19

Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.20

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.23

Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

10.24

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

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

          The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Kenneth A. Grady, General Counsel and Secretary, 9341 Courtland Drive, Rockford, Michigan 49351.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated: February 27, 2007	By:	/s/ Stephen L. Gulis, Jr.
Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. O'Donovan Timothy J. O'Donovan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2007

/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2007

/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2007

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	February 27, 2007

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	February 27, 2007

*/s/ David T. Kollat David T. Kollat	Director	February 27, 2007

	*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	February 27, 2007

	/s/ Blake W. Krueger Blake W. Krueger	Director	February 27, 2007

	*/s/ Phillip D. Matthews Phillip D. Matthews	Director	February 27, 2007

	*/s/ David P. Mehney David P. Mehney	Director	February 27, 2007

	*/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 27, 2007

	*/s/ Paul D. Schrage Paul D. Schrage	Director	February 27, 2007

	*/s/ Michael A. Volkema Michael A. Volkema	Director	February 27, 2007

*By	/s/ Blake W. Krueger	President and Chief Operating Officer	February 27, 2007
Blake W. Krueger Attorney-in-Fact

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2006	2005
(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$124,663	$85,258
Accounts receivable, less allowances (2006 - $13,320; 2005 - $8,729)	152,608	157,119
Inventories
Finished products	168,603	140,729
Raw materials and work-in-process	15,656	20,618
	184,259	161,347

Deferred income taxes	8,346	5,411
Prepaid expenses and other current assets	15,437	11,613
Total current assets	485,313	420,748

Property, plant and equipment:
Land	882	882
Buildings and improvements	71,687	68,235
Machinery and equipment	146,967	140,909
Software	58,187	54,605
	277,723	264,631

Less accumulated depreciation	189,771	171,429
	87,952	93,202
Other assets:
Goodwill	38,776	35,624
Other non-amortizable intangibles	8,506	8,347
Cash surrender value of life insurance	31,739	29,257
Pension assets	10,233	33,735
Deferred income taxes	3,736	-
Other	4,837	5,667
	97,827	112,630
Total assets	$671,092	$626,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,420	$41,107
Salaries, wages and other compensation	19,254	17,510
Income taxes	6,435	4,231
Taxes, other than income taxes	4,414	3,560
Other accrued expenses	32,662	26,657
Current maturities of long-term debt	10,730	10,972
Total current liabilities	120,915	104,037

Long-term debt, less current maturities	10,741	21,439
Deferred compensation	11,026	9,227
Accrued pension liabilities	22,744	19,367
Deferred income taxes	-	9,658
Other liabilities	1,107	531

Stockholders' equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares
issued, including treasury shares: 2006 - 60,468,000; 2005 - 59,211,814	60,468	59,212
Additional paid-in capital	31,341	13,203
Retained earnings	519,815	452,672
Accumulated other comprehensive income	3,923	9,398
Unearned compensation	-	(5,873)
Cost of shares in treasury: 2006 - 5,005,487 shares; 2005 - 3,082,548 shares	(110,988)	(66,291)
Total stockholders' equity	504,559	462,321
Total liabilities and stockholders' equity	$671,092	$626,580
( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Fiscal Year
	2006	2005	2004
(Thousands of Dollars, Except Per Share Data)
COMMON STOCK
Balance at beginning of the year	$59,212	$67,350	$66,389
Common stock issued under stock incentive plans (2006 - 1,255,286 shares; 2005 - 1,214,857 shares; 2004 - 2,081,586 shares)	1,256	1,214	2,082
Impact of stock split on treasury shares	-	(9,352)	(1,121)
Balance at end of the year	60,468	59,212	67,350
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	13,203	99,518	81,980
Stock-based compensation expense	7,155	-	-
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	(5,873)	-	-
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	12,254	14,609	8,878
Income tax benefits	4,672	3,720	7,782
Impact of stock split on treasury shares	-	(104,726)	1,121
Issuance of treasury shares (2006 - 14,511 shares; 2005 - 11,662 shares; 2004 - 8,924 shares)	55	12	87
Net change in employee notes receivable	(125)	70	(330)
Balance at end of the year	31,341	13,203	99,518
RETAINED EARNINGS
Balance at beginning of the year	452,672	437,406	382,603
Impact of stock split on treasury shares	-	(44,725)	-
Net earnings	83,647	74,467	65,938
Cash dividends (2006 - $.30 per share; 2005 - $.26 per share; 2004 - $.19 per share)	(16,504)	(14,476)	(11,135)
Balance at end of the year	519,815	452,672	437,406
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	9,398	19,446	8,540
Foreign currency translation adjustments	9,548	(11,544)	9,727
Change in fair value of foreign exchange contracts, net of taxes (2006 - $901; 2005 - $1,280; 2004 - $174)	(1,657)	2,085	160
Pension adjustments, net of taxes (2006 - $6,885; 2005 - $303; 2004 - $524)	(13,366)	(589)	1,019
Balance at end of the year	3,923	9,398	19,446
UNEARNED COMPENSATION
Balance at beginning of the year	(5,873)	(4,955)	(4,138)
Awards under restricted stock incentive plans	-	(4,190)	(4,165)
Compensation expense	-	3,272	3,348
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	5,873	-	-
Balance at end of the year	-	(5,873)	(4,955)
COST OF SHARES IN TREASURY
Balance at beginning of the year	(66,291)	(160,474)	(105,280)
Common stock purchased for treasury (2006 - 1,937,450 shares; 2005 - 2,994,210 shares; 2004 - 2,251,972 shares)	(45,009)	(64,856)	(55,331)
Issuance of treasury shares (2006 - 14,511 shares; 2005 - 11,662 shares; 2004 - 8,924 shares)	312	236	137
Impact of stock split on treasury shares	-	158,803	-
Balance at end of the year	(110,988)	(66,291)	(160,474)
Total stockholders' equity at end of the year	$504,559	$462,321	$458,291
COMPREHENSIVE INCOME
Net earnings	$83,647	74,467	$65,938
Foreign currency translation adjustments	9,548	(11,544)	9,727
Change in fair value of foreign exchange contracts, net of taxes	(1,657)	2,085	160
Minimum pension liability adjustment, net of taxes	(306)	(589)	1,019
Total comprehensive income	$91,232	$64,419	$76,844
( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2006	2005	2004
(Thousands of Dollars, Except Per Share Data)

Revenue	$1,141,887	$1,060,999	$991,909

Cost and expenses:
Cost of products sold	700,349	655,800	617,774
Selling and administrative expenses	318,243	291,891	274,125
Interest expense	2,973	3,647	4,185
Interest income	(3,175)	(1,736)	(940)
Other (income) expense	1,205	150	(305)
	1,019,595	949,752	894,839
Earnings before income taxes and minority interest	122,292	111,247	97,070

Income taxes	38,645	36,780	30,879
Earnings before minority interest	83,647	74,467	66,191

Minority interest	-	-	253

Net earnings	$83,647	$74,467	$65,938

Net earnings per share:
Basic	$1.52	$1.33	$1.15
Diluted	1.47	1.27	1.09

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2006	2005	2004
(Thousands of Dollars)
OPERATING ACTIVITIES
Net earnings	$83,647	$74,467	$65,938
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Depreciation	19,641	19,470	18,683
Amortization	981	570	388
Deferred income taxes (credit)	(8,543)	(4,908)	1,179
Stock-based compensation expense	7,155	3,272	3,348
Excess tax benefits from stock-based compensation	(3,599)	-	-
Pension	7,254	6,221	1,025
Other	3,498	2,378	1,452
Changes in operating assets and liabilities:
Accounts receivable	6,409	(7,739)	(2,332)
Inventories	(18,764)	19,375	(15,833)
Other operating assets	(3,382)	11,221	(2,776)
Accounts payable	5,434	(4,862)	21,229
Other operating liabilities	8,588	(2,153)	11,912
Net cash provided by operating activities	108,319	117,312	104,213

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	-	(4,602)	-
Additions to property, plant and equipment	(17,067)	(19,160)	(18,080)
Other	(1,115)	3,146	1,820
Net cash used in investing activities	(18,182)	(20,616)	(16,260)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	61,685	69,972	44,385
Payments of long-term debt	(72,624)	(81,465)	(60,404)
Cash dividends paid	(16,079)	(14,814)	(11,135)
Purchase of common stock for treasury	(45,009)	(64,856)	(55,331)
Proceeds from shares issued under stock incentive plans	13,752	11,951	6,688
Excess tax benefits from stock-based compensation	3,599	-	-
Net cash used in financing activities	(54,676)	(79,212)	(75,797)
Effect of foreign exchange rate changes	3,944	(4,398)	4,660
Increase in cash and cash equivalents	39,405	13,086	16,816

Cash and cash equivalents at beginning of the year	85,258	72,172	55,356
Cash and cash equivalents at end of the year	$124,663	$85,258	$72,172

OTHER CASH FLOW INFORMATION
Interest paid	$2,545	$3,171	$4,056
Net income taxes paid	35,784	27,207	23,868

( ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, work shoes and boots, and uniform shoes and boots. The Company's global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HYTEST®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and a pigskin procurement operation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week periods ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain U.S. finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished goods inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain U.S. finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year.

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

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents and customer relationships. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to fifteen years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $3,019,000 and $2,318,000 for 2006 and 2005, respectively, and accumulated amortization of $2,457,000 and $1,610,000 for 2006 and 2005, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2006 is as follows: 2007 - $1,065,000; 2008 - $929,000; 2009 - $726,000; 2010 - $362,000; 2011 - $87,000.

The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill and other non-amortizable intangibles.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 30, 2006 and December 31, 2005 are as follows:

	Goodwill	Trademarks	Total
(Thousands of Dollars)
Balance at January 1, 2005	$35,552	$8,090	$43,642
Intangibles acquired	2,489	257	2,746
Purchase accounting adjustments	313	-	313
Foreign currency translation effects	(2,730)	-	(2,730)
Balance at December 31, 2005	$35,624	$8,347	$43,971
Intangibles acquired	-	277	277
Trademark disposals	-	(118)	(118)
Foreign currency translation effects	3,152	-	3,152
Balance at December 30, 2006	$38,776	$8,506	$47,282

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

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's earnings before income taxes for the year ended December 30, 2006 is $3,214,000 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company's net earnings for the year ended December 30, 2006 are lower by $2,511,000, or $.05 per basic share and $.04 per diluted share.

The Company recognized compensation costs of $7,155,000 and related income tax benefits of $1,967,000 for its stock-based compensation plans in the statements of operations for the year ended December 30, 2006. Compensation costs capitalized as part of inventory and property, plant and equipment were not material.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3,599,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

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

		2005	2004
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported		$74,467	$65,938
Add:	Total stock-based employee compensation expense included in reported net income, net of related tax effects	3,272	3,374
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,266	8,330
Pro forma net earnings		$70,473	$60,982

Net earnings per share:
Basic-as reported		$1.33	$1.15
Basic-pro forma		1.26	1.06
Diluted-as reported		1.27	1.09
Diluted-pro forma		1.20	1.01

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $5.29, $5.10 and $4.68 per share in 2006, 2005 and 2004, respectively, with the following weighted-average assumptions:

	2006	2005	2004
Expected market price volatility (1)	24.5%	23.9%	31.7%
Risk-free interest rate (2)	4.6%	3.7%	3.4%
Dividend yield (3)	1.4%	1.1%	1.0%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the year ended December 30, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

ADVERTISING COSTS
Advertising costs are expensed as incurred and customer specific advertising dollars are expensed when earned by customers. Total advertising expense was $42,037,000 in 2006, $40,059,000 in 2005 and $38,611,000 in 2004, and includes customer specific advertising dollars of $9,327,000 in 2006, $6,445,000 in 2005 and $9,689,000 in 2004. The Company provides sales incentives to certain retail customers in the form of a cooperative advertising program and accounts for this in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Under this program, customers are reimbursed for Company-approved advertising expenditures where the value to the Company is objectively verifiable.

INCOME TAXES
The provision for income taxes is based on the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes.

EARNINGS PER SHARE
Basic earnings per share is computed based on weighted-average shares of common stock outstanding during each year after adjustment for nonvested common stock issued under restricted stock incentive plans. Diluted earnings per share assumes the exercise of dilutive stock options and the vesting of all common stock under restricted stock programs.

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2006	2005	2004
Weighted average shares outstanding during the year	55,655,822	57,241,893	58,498,042
Adjustment for nonvested restricted common stock	(802,624)	(1,098,177)	(1,099,677)
Denominator for basic earnings per share	54,853,198	56,143,716	57,398,365
Effect of dilutive stock options	1,622,103	1,742,344	2,265,984
Adjustment for nonvested common stock - treasury method	455,806	789,065	809,708
Denominator for diluted earnings per share	56,931,107	58,675,125	60,474,057

Options to purchase 507,775 shares of common stock in 2006, 516,335 shares in 2005 and 588,978 shares in 2004 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

STOCK SPLIT
On December 15, 2004, the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to stockholders on February 1, 2005. All share and per share amounts in the consolidated financial statements and related notes have been adjusted for all periods to reflect the stock split. Treasury shares were not split in the transaction however, in conjunction with the stock split, 9,352,361 shares of treasury stock were issued to fund a portion of the transaction.

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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt with a carrying value of $21,429,000 and a fair value of $21,723,000 at December 30, 2006 and a carrying value of $32,385,000 and a fair value of $32,975,000 at December 31, 2005, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 30, 2006 and December 31, 2005, foreign exchange contracts with a notional value of $56,399,000 and $61,404,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 252 days. These contracts have been designated as cash flow hedges. As of December 30, 2006 and December 31, 2005, a liability of $1,352,000 and an asset of $715,000, respectively, have been recognized for the fair value of the foreign currency forward exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material in 2006 or 2005. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

COMPREHENSIVE INCOME
Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Ending accumulated other comprehensive income is as follows:

	2006	2005
(Thousands of Dollars)
Foreign currency translation adjustments	$21,790	$12,243
Foreign currency cash flow hedge adjustments, net of taxes (2006 - $614; 2005 - $287)	(1,048)	608
Pension adjustments, net of taxes (2006 - $8,664; 2005 - $1,779)	(16,819)	(3,453)
Accumulated other comprehensive income	$3,923	$9,398

RECLASSIFICATIONS
Certain amounts previously reported in 2005 and 2004 have been reclassified to conform with the presentation used in 2006.

2.  Inventories
Inventories of $71,420,000 at December 30, 2006 and $72,546,000 at December 31, 2005 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,191,000 and $8,858,000 higher than reported at December 30, 2006 and December 31, 2005, respectively.

3.  Debt
Long-term debt consists of the following obligations:

	2006	2005
(Thousands of Dollars)
6.5% senior notes payable	$21,429	$32,385
Other	42	26
	21,471	32,411
Less current maturities	10,730	10,972
	$10,741	$21,439

The 6.5% unsecured senior notes payable require annual principal payments of $10,714,000 due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of interest of $2,200,000. This prepayment is being amortized over the remaining term of the notes using the effective interest method. The remaining unamortized balance at December 30, 2006 was $480,000.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, subject to increase or decrease as specified in the credit agreement. This agreement, which expires in July 2010, requires that interest be paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR or money market rate plus applicable spread. No amounts were outstanding under revolving credit facilities at December 30, 2006 or December 31, 2005.

The Company had commercial letters of credit outstanding of $2,813,000 and $2,936,000 at December 30, 2006 and December 31, 2005, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of consolidated net worth. At December 30, 2006, the Company was in compliance with all restrictive covenants. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Principal maturities of long-term debt subsequent to 2007 are as follows: 2008 - $10,726,000; 2009 - $8,000; 2010 - $7,000.

Interest costs of $170,000 in 2006, $208,000 in 2005 and $408,000 in 2004 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4.  Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. At December 30, 2006, minimum rental payments due under all noncancelable leases were as follows: 2007 - $13,020,000; 2008 - $11,979,000; 2009 - $10,456,000; 2010 - $8,366,000; 2011 - $6,909,000; thereafter - $30,329,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $13,934,000 in 2006, $12,403,000 in 2005 and $11,542,000 in 2004.

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

As of December 30, 2006, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1993 plan. As of December 30, 2006, the Company had approximately 3,908,000 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of December 30, 2006, the Company had approximately 534,000 stock incentive units available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers) and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2004	6,632,964	$10.41
Granted	1,938,069	17.75
Exercised	(2,880,498)	9.90
Cancelled	(108,186)	13.60
Outstanding at January 1, 2005	5,582,349	$13.14	5.8	$43,531,000
Granted	643,695	22.89
Exercised	(1,166,838)	11.62
Cancelled	(18,494)	16.30
Outstanding at December 31, 2005	5,040,712	$14.72	5.6	$39,201,000
Granted	735,210	22.71
Exercised	(1,168,639)	12.51
Cancelled	(32,338)	20.46
Outstanding at December 30, 2006	4,574,945	$16.53	5.6	$54,873,000
Estimated forfeitures	(7,796)
Vested or expected to vest at December 30, 2006	4,567,149	$16.52	5.6	$54,828,000
Nonvested at December 30, 2006 and expected to vest	(670,004)
Exercisable at December 30, 2006	3,897,145	$15.46	5.0	$50,890,000

The total pre-tax intrinsic value of options exercised during the year ended December 30, 2006 was $14,375,000. As of December 30, 2006, there was $1,639,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 0.7 years.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $28.52 as of December 30, 2006, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of December 30, 2006 was 3,897,145. As of December 31, 2005, 5,040,712 outstanding options were exercisable, and the weighted-average exercise price was $14.72.

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 3, 2004	985,877	$ 9.32
Granted	300,861	15.48
Vested	(367,442)	8.00
Forfeited	(13,734)	12.37
Nonvested at January 1, 2005	905,562	$ 11.85
Granted	188,150	23.03
Vested	(159,821)	10.80
Forfeited	-	-
Nonvested at December 31, 2005	933,891	$ 14.28
Granted	178,950	22.59
Vested	(324,735)	12.06
Forfeited	(12,296)	17.09
Nonvested at December 30, 2006	775,810	$ 17.09

As of December 30, 2006, there was $5,001,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the year ended December 30, 2006 was $7,283,000.

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

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $31,025,000 at December 30, 2006 and $28,557,000 at December 31, 2005 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan covering substantially all domestic employees that provides for Company contributions based on earnings. This plan is combined with the principal defined benefit pension plan for funding purposes to the extent allowable under applicable regulations. The Company recognized expense for the money accumulation plan of $2,100,000 in 2006, $2,031,000 in 2005 and $1,788,000 in 2004. The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $978,000 in 2006, $962,000 in 2005 and $832,000 in 2004. The Company also has a defined benefit plan at a foreign location that provides for retirement benefits based on years of service. At December 30, 2006, the obligation recorded under this plan was $2,500,000 with the majority recognized in the deferred compensation liability on the accompanying balance sheet.

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Company to recognize the funded status of its pension plans in the December 30, 2006 consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plan's funded status in the Company's consolidated balance sheets pursuant to the provisions of SFAS No. 87, Employers' Accounting for Pensions. These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's consolidated balance sheets at December 30, 2006 are presented in the following table. There was no effect on the Company's consolidated statements of operations for the year ended December 30, 2006, or for any prior period presented, and it will not affect the Company's operating results in future periods.

	Before Implementation of SFAS No. 158	Change Due to SFAS No. 158	After Implementation of SFAS No. 158
(Thousands of Dollars)
Assets:
Prepaid pension cost	$28,443	$(18,210)	$10,233
Deferred income taxes	1,936	6,728	8,664
Intangible asset - pension	854	(854)	-
Total assets	$31,233	$(12,336)	$18,897

Liabilities and Stockholders' Equity:
Accrued pension liabilities	$21,166	$1,578	$22,744
Accumulated other comprehensive income	(3,759)	(13,060)	(16,819)
Total liabilities and stockholders' equity	$17,407	$(11,482)	$5,925

The Company currently uses a September 30 measurement date for its defined benefit plans. The following summarizes the status of and changes in the Company's pension assets and related obligations for its pension plans (which include the Company's defined benefit pension plans and the SERP) as of:

	September 30
	2006	2005
(Thousands of Dollars)

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$167,631	$156,868
Service cost pertaining to benefits earned during the year	4,940	4,272
Interest cost on projected benefit obligations	10,342	9,444
Actuarial losses	1,124	4,108
Benefits paid to plan participants	(7,775)	(7,061)
Projected benefit obligations at end of the year	$176,262	$167,631

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$158,407	$144,272
Actual return on plan assets	8,991	17,442
Company contributions	3,875	3,754
Benefits paid to plan participants	(7,775)	(7,061)
Fair value of pension assets at end of the year	$163,498	$158,407

Funded status	$(12,764)	$(9,224)

Amounts recognized in the consolidated balance sheets:
Non current assets	10,233	34,809
Non current liabilities	(22,997)	(20,016)
Net amount recognized	$(12,764)	$14,793

Amounts recognized in accumulated other comprehensive income, net of tax:
Unrecognized net actuarial loss	3,759	3,453
Effect of adoption of SFAS No. 158:
Unrecognized net actuarial loss	11,770	-
Unrecognized prior service cost	1,290	-
Net amount recognized	$16,819	$3,453

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(12,764)	$(9,224)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation
of unfunded supplemental employee retirement plans	29,020	26,212
Net funded status of pension plans and SERP (supplemental)	$16,256	$16,988

The Company made contributions of $253,000 and $178,000 subsequent to the measurement date and before the fiscal years ended 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2006	2005
(Thousands of Dollars)
Projected benefit obligations	$32,847	$24,216
Accumulated benefit obligations	31,268	22,815
Fair value of plan assets	9,463	2,799

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $165,935,000 and $157,931,000 at September 30, 2006 and 2005, respectively.

The following is a summary of net pension and SERP cost recognized by the Company:

	2006	2005	2004
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(4,940)	$(4,272)	$(3,983)
Interest cost on projected benefit obligations	(10,342)	(9,444)	(8,991)
Expected return on pension assets	12,844	12,013	11,906
Net amortization loss	(8,743)	(7,800)	(5,548)
Net pension cost	$(11,181)	$(9,503)	$(6,616)

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2007 is $427,000 ($282,000, net of tax) and $4,952,000 ($3,268,000, net of tax), respectively. Expense for qualified defined benefit pension plans was $8,759,000 in 2006, $7,916,000 in 2005 and $4,825,000 in 2004.

	2006	2005
Weighted average assumptions used to determine benefit obligations at September 30:
Discount rate	6.25%	6.00%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.00%	5.98%
Expected long-term rate of return on plan assets	8.75%	8.75%
Rate of compensation increase	3.50%	3.50%

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

	2006	2005
Weighted average asset allocations at September 30 by asset category are as follows:
Equity securities	72.6%	74.4%
Fixed income investments	20.0%	19.7%
Cash and money market investments	7.4%	5.9%
	100.0%	100.0%

The Company's investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.

The Company expects to contribute $3,000,000 to its qualified defined benefit pension plans and $938,000 to the SERP in 2007.

Expected benefit payments for the five years subsequent to 2006 and the sum of the five years following those are as follows: 2007 - $8,061,000; 2008 - $8,632,000; 2009 - $9,092,000; 2010 - $9,430,000; 2011 - $9,878,000; and 2012 through 2016 - $58,874,000.

7.  Income Taxes
The provisions for income taxes consist of the following:

	2006	2005	2004
(Thousands of Dollars)
Currently payable:
Federal	$35,442	$30,458	$23,096
State and foreign	11,746	11,230	6,604
Deferred (credit) expense	(8,543)	(4,908)	1,179
	$38,645	$36,780	$30,879

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2006	2005	2004
(Thousands of Dollars)
Income taxes at statutory rate	$42,850	$38,937	$33,975
State income taxes, net of federal income tax reduction	349	314	343
Nontaxable earnings of foreign affiliates	(2,123)	(1,625)	(2,186)
Research and development credits	(481)	(740)	(550)
Repatriation of earnings of foreign subsidiaries	-	1,400	-
Foreign earnings taxed at rates differing from
the U.S. statutory rate	(93)	(853)	(313)
Tax reserve adjustments	(1,535)	-	-
Other	(322)	(653)	(390)
	$38,645	$36,780	$30,879

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2006 and 2005 are as follows:

	2006	2005
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$4,570	$2,541
Deferred compensation accruals	2,140	2,019
Future benefit of foreign net operating losses	254	254
Accrued pension costs	8,664	1,779
Other amounts not deductible until paid	8,422	5,623
Total deferred income tax assets	24,050	12,216

Deferred income tax liabilities:
Tax over book depreciation	(6,388)	(8,131)
Prepaid pension costs	(3,983)	(6,821)
Other	(1,597)	(1,511)
Total deferred income tax liabilities	(11,968)	(16,463)
Net deferred income tax assets (liabilities)	$12,082	$(4,247)

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

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $125,293,000 at December 30, 2006 as the Company expects such earnings will remain invested overseas indefinitely. (At December 31, 2005, undistributed foreign earnings were $89,239,000).

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2007	2008	2009	2010	2011
(Thousands of Dollars)
Minimum royalties	$1,152	$1,062	$1,328	$1,544	$1,772

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,159,000, $3,145,000 and $3,100,000 for 2006, 2005 and 2004, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $2,331,000, $1,906,000 and $1,982,000 for 2006, 2005 and 2004, respectively.

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

The other business units in the following tables consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 82 domestic retail stores and 14 consumer-direct internet sites at December 30, 2006 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes and minority interest. The accounting policies used to determine profitability and total assets of the branded products and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

	2006
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$1,036,929	$104,958	$-	$1,141,887
Intersegment sales	38,712	2,798	-	41,510
Interest (income) expense - net	9,862	1,050	(11,114)	(202)
Depreciation expense	7,339	3,859	8,443	19,641
Earnings (loss) before income taxes	133,463	6,976	(18,147)	122,292
Total assets	439,248	50,040	181,804	671,092
Additions to property, plant and equipment	6,943	3,205	6,919	17,067

	2005
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$964,522	$96,477	$-	$1,060,999
Intersegment sales	36,232	3,437	-	39,669
Interest (income) expense - net	9,706	1,009	(8,804)	1,911
Depreciation expense	7,845	3,735	7,890	19,470
Earnings (loss) before income taxes	120,668	5,847	(15,268)	111,247
Total assets	406,024	41,600	178,956	626,580
Additions to property, plant and equipment	7,975	4,721	6,464	19,160

	2004
	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$903,611	$88,298	$-	$991,909
Intersegment sales	30,750	2,939	-	33,689
Interest (income) expense - net	9,266	968	(6,989)	3,245
Depreciation expense	6,585	3,215	8,883	18,683
Earnings (loss) before income taxes
and minority interest	111,261	4,226	(18,417)	97,070
Total assets	453,522	39,260	146,789	639,571
Additions to property, plant and equipment	8,920	3,890	5,270	18,080

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2006	2005	2004
(Thousands of Dollars)
United States	$721,548	$740,442	$718,674
Foreign countries:
Europe and Russia	266,522	219,085	193,461
Canada	80,225	66,955	49,797
Central and South America	20,725	12,131	9,084
Asia	44,845	13,960	11,990
Middle East/Africa	8,022	8,426	8,903
Total foreign countries revenue	420,339	320,557	273,235
	$1,141,887	$1,060,999	$991,909

The Company's long-lived assets (primarily property, plant and equipment and intangible assets) are as follows:

	2006	2005	2004
(Thousands of Dollars)
United States	$141,543	$131,820	$132,651
Foreign countries	34,003	40,277	40,776

The Company does not believe that it is dependent upon any single customer, since no customer accounts for more than 10% of consolidated revenue.

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

Revenue derived from the branded footwear and licensing segment accounted for approximately 91% of revenue in 2006, 2005 and 2004. No other product groups account for more than 10% of consolidated revenue.

Approximately 10% of the Company's employees are subject to bargaining unit contracts extending through various dates ranging from 2007 through 2009.

10.  Quarterly Results of Operations (Unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarters of 2006 and 2005 include 16 weeks.

The Company's unaudited quarterly results of operations are as follows:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$262,839	$238,457	$298,856	$341,735
Gross margin	105,875	90,405	117,542	127,716
Net earnings	19,629	14,234	26,140	23,644
Net earnings per share:
Basic	$.36	$.26	$.48	$.42
Diluted	.34	.25	.46	.42

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$245,175	$215,706	$279,116	$321,002
Gross margin	96,406	84,454	108,661	115,678
Net earnings	16,133	13,257	24,634	20,443
Net earnings per share:
Basic	$.28	$.23	$.44	$.37
Diluted	.27	.22	.42	.36

Adjustments in the fourth quarter resulted in an increase in net earnings of $743,000 ($.01 per share) in 2006 and a decrease in net earnings of $890,000 ($.02 per share) in 2005. These adjustments related primarily to inventories.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of stockholders' equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 6 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and defined benefit plans in connection with the required adoption of Statement of Financial Accounting Standards Nos. 123(R) and 158, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine World Wide, Inc.'s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Wolverine World Wide, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Wolverine World Wide, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries and our report dated February 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2007

APPENDIX B

Schedule II - Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries
Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 30, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$4,656,000	$3,106,000		$1,438,000	(A)	$6,324,000
Allowance for sales returns	2,540,000	29,675,000		26,893,000	(B)	5,322,000
Allowance for cash discounts	1,533,000	14,920,000		14,779,000	(C)	1,674,000
Inventory valuation allowances	6,456,000	9,954,000		6,760,000	(D)	9,650,000
	$15,185,000	$57,655,000		$49,871,000		$22,970,000

Fiscal year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$4,834,000	$1,706,000		$1,884,000	(A)	$4,656,000
Allowance for sales returns	1,786,000	28,405,000		27,651,000	(B)	2,540,000
Allowance for cash discounts	1,580,000	13,023,000		13,070,000	(C)	1,533,000
Inventory valuation allowances	5,844,000	10,941,000		10,329,000	(D)	6,456,000
	$14,044,000	$54,075,000		$52,934,000		$15,185,000

Fiscal year ended January 1, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$7,335,000	$3,638,000		$6,139,000	(A)	$4,834,000
Allowance for sales returns	1,997,000	23,611,000		23,822,000	(B)	1,786,000
Allowance for cash discounts	1,130,000	13,539,000		13,089,000	(C)	1,580,000
Inventory valuation allowances	6,355,000	8,385,000		8,896,000	(D)	5,844,000
	$16,817,000	$49,173,000		$51,946,000		$14,044,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

Commission File No. 001-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 30, 2006

Wolverine World Wide, Inc.
9341 Courtland Drive
Rockford, Michigan 49351

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

4.1	Restated Certificate of Incorporation. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3	Rights Agreement dated as of April 17, 1997. Previously filed with the Company's Form 8-A filed April 12, 1997. Here incorporated by reference.

4.4	Amendment No. 1 dated as of June 30, 2000, to the Rights Agreement dated as of April 17, 1997.

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

10.1	Amended and Restated 1993 Stock Incentive Plan.*

10.2	Amended and Restated 1995 Stock Incentive Plan.*

10.3	Amended and Restated 1997 Stock Incentive Plan.*

10.4	Amended and Restated Stock Incentive Plan of 1999.*

10.5	Amended and Restated Stock Incentive Plan of 2001.*

10.6	Amended and Restated Stock Incentive Plan of 2003.*

10.7	Amended and Restated Stock Incentive Plan of 2005.*

10.8	Amended and Restated Directors' Stock Option Plan.*

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

10.11

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan) (Restated as amended through February 10, 2005).* Previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.13

Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference. An updated participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14	Form of Indemnification Agreement.* A participant schedule of current executive officers and directors who are parties to the agreement is attached to the agreement.

10.15	Benefit Trust Agreement dated May 19, 1987, and Amendments Number 1, 2, 3 and 4 thereto.*

10.16	Amended and Restated Supplemental Executive Retirement Plan.* An updated participant schedule is attached to the Plan.

10.17

Employees' Pension Plan (Restated as amended through March 28, 2005).* Previously filed as Exhibit 10.19 to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Here incorporated by reference.

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.19

Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

ii

10.20

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.23

Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O'Donovan.* Previously filed as Exhibit 10.2 to the Company's Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

10.24

Form of Non-Qualified Stock Option Agreement for employees other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

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