Form 10-Q
period 2007-03-24
WOLVERINE WORLD WIDE INC /DE/
filed 2007-05-03
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 24, 2007

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

There were 60,906,690 shares of Common Stock, $1 par value, outstanding as of April 27, 2007, of which 6,445,827 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the effect on earnings of a future hedge termination or determination of hedge ineffectiveness, expected length of time that stock options will remain outstanding, results of tax audits, timing or acceptance of new products, future progress toward achieving the Company's strategic growth plan, expected cash flow, expected share repurchase activity, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview and the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; the effect of definitive anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates of 16.5% and 10.0%, respectively, from October 7, 2006 through October 6, 2008 for certain leather footwear; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount, severity or timing of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of new initiatives including Patagonia® Footwear and Merrell® Apparel; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; increased competition from private label brands; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Additional Risk Factors are identified in the Company's Form 10-K filed February 28, 2007, including in Item 1A. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	March 24, 2007 (Unaudited)	December 30, 2006 (Audited)	March 25, 2006 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,769	$124,663	$46,217
Accounts receivable, less allowances
March 24, 2007 - $14,370
December 30, 2006 - $13,320
March 25, 2006 - $9,919	199,003	152,608	189,034
Inventories:
Finished products	176,392	168,603	157,472
Raw materials and work in process	19,704	15,656	21,913
	196,096	184,259	179,385
Other current assets	22,339	23,783	19,058
TOTAL CURRENT ASSETS	480,207	485,313	433,694

PROPERTY, PLANT AND EQUIPMENT
Gross cost	278,767	277,723	267,104
Less accumulated depreciation	191,078	189,771	175,690
	87,689	87,952	91,414
OTHER ASSETS
Goodwill and other non-amortizable intangibles	47,333	47,282	44,180
Other	54,392	50,545	69,700
	101,725	97,827	113,880

TOTAL ASSETS	$669,621	$671,092	$638,988

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	March 24, 2007 (Unaudited)	December 30, 2006 (Audited)	March 25, 2006 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$54,598	$47,420	$50,898
Accrued salaries and wages	11,069	19,254	9,787
Other accrued liabilities	54,785	43,511	44,614
Current maturities of long-term debt	10,730	10,730	10,730
TOTAL CURRENT LIABILITIES	131,182	120,915	116,029

Long-term debt (less current maturities)	10,738	10,741	21,472
Other non-current liabilities	32,941	34,877	38,458

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
March 24, 2007 - 60,834,988 shares
December 30, 2006 - 60,468,000 shares
March 25, 2006 - 59,647,469 shares	60,835	60,468	59,647
Additional paid-in capital	38,566	31,341	13,884
Retained earnings	536,722	519,815	468,803
Accumulated other comprehensive income	4,696	3,923	8,025
Cost of shares in treasury:
March 24, 2007 - 6,237,811 shares
December 30, 2006 - 5,005,487 shares
March 25, 2006 - 4,048,115 shares	(146,059)	(110,988)	(87,330)
TOTAL STOCKHOLDERS' EQUITY	494,760	504,559	463,029

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$669,621	$671,092	$638,988

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 24, 2007	March 25, 2006

Revenue	$281,052	$262,839
Cost of products sold	167,051	156,964

GROSS MARGIN	114,001	105,875

Selling and administrative expenses	81,335	76,247

OPERATING INCOME	32,666	29,628

Other expenses/(income):
Interest expense	437	650
Interest income	(1,127)	(541)
Other - net	(160)	134
	(850)	243

EARNINGS BEFORE INCOME TAXES	33,516	29,385
Income taxes	11,227	9,756

NET EARNINGS	$22,289	$19,629

Net earnings per share:
Basic	$.41	$.36
Diluted	$.39	$.34

Cash dividends declared per share	$.090	$.075

Shares used for net earnings per share
computation:
Basic	54,548,154	55,138,433
Diluted	56,652,762	57,146,458

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

12 Weeks
Ended
March 24, 2007

COMMON STOCK
Balance at beginning of the year	$60,468
Common stock issued under stock incentive plans	367
Balance at end of the quarter	$60,835

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$31,341
Stock-based compensation expense	1,990
Common stock issued under stock incentive plans	5,280
Net change in notes receivable	(45)
Balance at end of the quarter	$38,566

RETAINED EARNINGS
Balance at beginning of the year	$519,815
Net earnings	22,289
Cash dividends declared	(4,873)
Cumulative effect of adopting FIN No. 48 (See Note 9)	(509)
Balance at end of the quarter	$536,722

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$3,923
Foreign currency translation adjustments	622
Change in fair value of foreign currency cash flow hedges, net of taxes	151
Balance at end of the quarter	$4,696

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(110,988)
Repurchase of common stock for treasury (1,232,324 shares)	(35,107)
Issuance of treasury shares (1,630 shares)	36
Balance at end of the quarter	$(146,059)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$494,760

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 24, 2007	March 25, 2006

OPERATING ACTIVITIES
Net earnings	$22,289	$19,629
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,679	4,525
Amortization	273	148
Deferred income taxes	(212)	1,148
Stock-based compensation expense	1,990	1,654
Excess tax benefits from stock-based compensation	(1,720)	(1,424)
Pension	(2,304)	(775)
Other	95	(1,820)
Changes in operating assets and liabilities:
Accounts receivable	(46,926)	(32,365)
Inventories	(12,080)	(17,907)
Other assets	3,501	(2,383)
Accounts payable and other liabilities	6,899	12,202

Net cash used in operating activities	(23,516)	(17,368)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,197)	(2,742)
Other	(1,044)	294

Net cash used in investing activities	(5,241)	(2,448)

FINANCING ACTIVITIES
Proceeds from long-term debt	2,723	13,812
Payments of long-term debt	(2,726)	(14,021)
Cash dividends paid	(4,143)	(3,635)
Purchase of common stock for treasury	(35,107)	(21,090)
Proceeds from shares issued under stock incentive plans	3,557	3,704
Excess tax benefits from stock-based compensation	1,720	1,424

Net cash used in financing activities	(33,976)	(19,806)
Effect of foreign exchange rate changes	839	581

DECREASE IN CASH AND CASH EQUIVALENTS	(61,894)	(39,041)
Cash and cash equivalents at beginning of the period	124,663	85,258

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$62,769	$46,217

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 24, 2007 and March 25, 2006

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company's global portfolio of owned and licensed brands includes: Bates®, CAT® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HYTEST®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear from other manufacturers, a tannery that produces Wolverine® Performance Leathers™ and a pigskin procurement operation.

BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 24, 2007 and March 25, 2006

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 24, 2007	March 25, 2006
Weighted average shares outstanding	55,275,623	55,996,320
Adjustment for nonvested restricted common stock	(727,469)	(857,887)
Denominator for basic earnings per share	54,548,154	55,138,433
Effect of dilutive stock options	1,664,933	1,557,866
Adjustment for nonvested restricted common stock - treasury method	439,675	450,159
Denominator for diluted earnings per share	56,652,762	57,146,458

Options to purchase 332,422 shares of common stock at March 24, 2007 and 886,221 shares at March 25, 2006 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at March 25, 2006	$35,833	$8,347	$44,180
Intangibles acquired	-	277	277
Trademark disposals	-	(118)	(118)
Foreign currency translation effects	2,943	-	2,943
Balance at December 30, 2006	38,776	8,506	47,282
Foreign currency translation effects	51	-	51
Balance at March 24, 2007	$38,827	$8,506	$47,333

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	March 24, 2007	December 30, 2006	March 25, 2006
Foreign currency translation adjustments	$22,412	$21,790	$11,212
Foreign currency cash flow hedge adjustments, net of taxes	(897)	(1,048)	266
Pension adjustments, net of taxes	(16,819)	(16,819)	(3,453)
Accumulated other comprehensive income	$4,696	$3,923	$8,025

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 24, 2007 and March 25, 2006

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended
	March 24, 2007	March 25, 2006
Net earnings	$22,289	$19,629
Other comprehensive income (loss):
Foreign currency translation adjustments	622	(1,031)
Change in fair value of foreign currency cash flow hedges, net of taxes	151	(342)
Comprehensive income	$23,062	$18,256

5.  Business Segments

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, and apparel and accessories. Revenue of this segment is derived from the sale of branded footwear and apparel to external customers as well as royalty income from the licensing of the Company's trademarks and brand names to licensees and distributors. The business units comprising the branded footwear, apparel and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear, apparel and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 83 domestic retail stores and 18 consumer-direct Internet sites at March 24, 2007, that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended March 24, 2007
Revenue	$261,914	$19,138	$-	$281,052
Intersegment revenue	10,977	794	-	11,771
Earnings (loss) before income taxes	38,428	(1,276)	(3,636)	33,516
Total assets	476,349	51,881	141,391	669,621

	12 Weeks Ended March 25, 2006
Revenue	$244,570	$18,269	$-	$262,839
Intersegment revenue	10,377	849	-	11,226
Earnings (loss) before income taxes	34,662	(502)	(4,775)	29,385
Total assets	445,624	41,994	151,370	638,988

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 24, 2007 and March 25, 2006

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 24, 2007. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 24, 2007 and March 25, 2006, foreign exchange contracts with a notional value of $52,668,000 and $54,885,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 224 days. These contracts have been designated as cash flow hedges. As of March 24, 2007 and March 25, 2006, a liability of $1,674,000 and an asset of $617,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended March 24, 2007 and March 25, 2006. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,990,000 and related income tax benefits of $560,000 for its stock-based compensation plans in the statement of operations for the 12 weeks ended March 24, 2007.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 24, 2007 and March 25, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 24, 2007 and March 25, 2006

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 24, 2007 and March 25, 2006 was $6.89 and $5.22 per share, respectively, with the following weighted-average assumptions:
	12 Weeks Ended
	March 24,	March 25,
	2007	2006
Expected market price volatility (1)	23.3%	24.5%
Risk-free interest rate (2)	4.8%	4.6%
Dividend yield (3)	1.4%	1.4%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended
	March 24, 2007	March 25, 2006
Service cost pertaining to benefits
earned during the period	$(1,141)	$(1,113)
Interest cost on projected benefit obligations	(2,527)	(2,339)
Expected return on pension assets	3,251	2,971
Net amortization loss	(1,247)	(1,861)
Net pension cost	$(1,664)	$(2,342)

9. Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on December 31, 2006. Prior to adoption of FIN 48, the Company had unrecognized tax benefits of $1,599,000. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $369,000, which was accounted for as reduction to the December 31, 2006, balance of retained earnings. Including this cumulative effect adjustment, the Company had unrecognized tax benefits of $1,957,000 as of March 24, 2007. If recognized currently, the effective tax rate would have been affected by the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company has accrued approximately $140,000 for interest as part of the cumulative effect of implementing the provisions of FIN 48, which was accounted for as reduction to the December 31, 2006, balance of retained earnings. Interest during the quarters ended March 24, 2007 and March 25, 2006, was not significant.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated financial statements.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

10.  Litigation and Contingencies

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

The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company's management that none of these items will have a material adverse effect on the results of operations, financial condition or liquidity of the Company in a particular year.

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. Annual minimum future obligations on licenses are as follows (thousands of dollars):
	2007	2008	2009	2010	2011	Thereafter
Minimum royalties	$1,152	$1,062	$1,328	$1,544	$1,772	$970

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $962,000 and $735,000 for the first quarters of 2007 and 2006, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $484,000 and $392,000 for the first quarters of 2007 and 2006, respectively.

11. New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). While the Company is currently evaluating the provisions of SFAS No. 159, the adoption is not expected to have a material impact on its consolidated financial statements.

12. Subsequent Event

The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorizes the repurchase of 7.0 million shares of common stock over a 36-month period commencing on the effective date of the program.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Wolverine World Wide, Inc. (the "Company") continues to evolve from a leading global marketer of branded footwear into a global multi-branded footwear and apparel company. The Company's goal is articulated in its strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."  The Company intends to achieve this goal by, extending key brands beyond footwear, strengthening the global brand portfolio, pursuing product excellence, leveraging global supply chain management and managing brands' presence at retail. The Company is focused on delivering long-term financial objectives of achieving mid-to-upper single digit average annual revenue growth, annual double digit EPS increases, improved asset utilization and strong cash generation.

The following financial performance highlights of the first quarter of 2007 compared to the first quarter of 2006 reflect these strategies:
•	Record revenue and earnings per share for the 19th consecutive quarter.

•	Revenue for the first quarter of 2007 of $281.1 million, a 6.9% increase over the first quarter of 2006 revenue of $262.8 million.

•	North America, Europe and Other International regions all realized revenue gains for the first quarter of 2007.

•	Three of the four major branded operating units contributed to the revenue increase in the first quarter of 2007.

•	Earnings per share during the first quarter of 2007 grew to $.39 per share compared to $.34 per share for the same quarter in the prior year, an increase of 14.7%.

•	Accounts receivable and inventory grew 5.3% and 9.3%, respectively, in the first quarter of 2007 compared to the first quarter of 2006 on a 6.9% increase in revenue.

•	The increase in accounts receivable of $16.6 million in comparison to prior year's first quarter was directly attributable to a strong increase in sales.

•	Inventory increased $16.7 million primarily to support the growth of the global Merrell® Footwear business and the new business from Patagonia® Footwear.

•

Net cash used in operating activities increased $6.1 million compared to the first quarter of 2006 as a result of increased accounts receivable and inventory partially offset by the increase in earnings.

•	The Company's cash position remained strong with $62.8 million of cash on hand at quarter end and debt outstanding of $21.5 million.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the first quarter of 2007. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended March 24, 2007 (2007 First Quarter) to the 12 Weeks Ended March 25, 2006 (2006 First Quarter)
Financial Summary - 2007 First Quarter Versus 2006 First Quarter
	2007		2006			Change
	$	%		$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$261.9	93.2%		$244.6	93.0%	$17.3	7.1%
Other business units	19.2	6.8%		18.2	7.0%	1.0	4.8%
Total revenue	$281.1	100.0%		$262.8	100.0%	$18.3	6.9%

Gross margin
Branded footwear, apparel and licensing	$107.5	41.0%		$99.5	40.7%	$8.0	8.0%
Other business units	6.5	34.1%		6.4	35.0%	.1	1.9%
Total gross margin	$114.0	40.6%		$105.9	40.3%	$8.1	7.7%

Selling and administrative expenses	$81.3	28.9%		$76.3	29.0%	$5.0	6.7%
Interest (income) expense-net	(.7)	(.2%	)	.1	.0%	(.8)	(733.0%	)
Other (income) expense-net	(.1)	(.1%	)	.1	.1%	(.2)	(219.4%	)
Earnings before income taxes	33.5	11.9%		29.4	11.2%	4.1	14.1%
Net earnings	22.3	7.9%		19.6	7.5%	2.7	13.6%

Diluted earnings per share	$.39			$.34		$.05	14.7%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Sebago® and Patagonia® Footwear brands), the Wolverine Footwear Group (comprised of the Wolverine®, HYTEST®, Bates® Footwear and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of Cat® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue - First Quarter
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$112.7	40.1%	$100.5	38.2%	$12.2	12.1%
Wolverine Footwear Group	54.5	19.4%	56.4	21.5%	(1.9)	(3.4%	)
Heritage Brands Group	47.6	16.9%	42.6	16.2%	5.0	11.8%
The Hush Puppies Company	44.5	15.8%	43.8	16.6%	.7	1.6%
Other Branded Footwear	2.6	.9%	1.3	.5%	1.3	102.8%
Total branded footwear, apparel and licensing
revenue	$261.9	93.2%	$244.6	93.0%	$17.3	7.1%
Other business units	19.2	6.8%	18.2	7.0%	1.0	4.8%
Total revenue	$281.1	100.0%	$262.8	100.0%	$18.3	6.9%

REVENUE
Revenue of $281.1 million for the first quarter of 2007 exceeded the prior year first quarter revenue by $18.3 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations as discussed below contributed $12.6 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $4.7 million. The other business units contributed $1.0 million to the increase. International revenue increased in the quarter to account for 40.0% of total revenue in 2007 as compared to 38.4% in 2006.

The Outdoor Group recorded revenue of $112.7 million for the first quarter of 2007, a $12.2 million increase over the first quarter of the prior year. Merrell® accounted for $5.8 million of the increase over the prior year, reporting strong deliveries with particular strength in the trail-running and multi-sport categories. The focused product line and marketing initiatives gained traction in the quarter with the Sebago® brand recording a $2.9 million sales increase from the first quarter of 2006. Patagonia® Footwear product contributed $3.5 million to the increase recording its first full quarter of shipments.

The Wolverine Footwear Group recorded $54.5 million in revenue for the first quarter of 2007, a $1.9 million decrease from the first quarter of 2006. The Wolverine® boot and apparel business realized an increase in revenue of $1.7 million during the first quarter of 2007 compared to the first quarter of 2006, due primarily to new product introductions incorporating the Wolverine MultiShoxTM comfort system and the new Carbon MaxTM safety toe technology. The Bates® uniform footwear business realized a decrease in revenue of $2.8 million due to the planned reduction in U.S. Department of Defense contract shipments. The Stanley® Footgear business and the private label business realized a $.8 million revenue decrease during the first quarter of 2007, compared to the first quarter of 2006, due to reduced customer demand.

The Heritage Brands Group experienced a $5.0 million increase in revenue during the first quarter of 2007 compared to the first quarter of 2006. Cat® Footwear's revenue increased a total of $3.8 million over the first quarter of 2006 due to new product introductions incorporating the iTechnologyTM comfort system and the Legendary RawTM collection of boot product, which is aimed at the global premium denim market. Harley-Davidson® Footwear revenue increased $1.2 million in the quarter driven largely by new product and merchandising programs tailored specifically for the Harley-Davidson dealer network and new products incorporating spring colors and new fabrications.

The Hush Puppies Company recorded revenue of $44.5 million in the first quarter of 2007, a $.7 million increase from the first quarter of 2006. The growth was primarily attributable to increased sales in the U.K. of $1.8 million resulting from strong demand for its casual product. The slipper division reported an increase in sales of $1.2 million in comparison to the first quarter of 2006 due to liquidation of inventories and lower impact of returns associated with the phase out of the slipper business. Revenue from the U.S wholesale market was $2.6 million lower due to a shift of Spring 2007 deliveries of transitional women's product into fourth quarter of 2006 versus first quarter of 2006 in the prior year and lower demand for product from the mid and lower tier channels. International licensing contributed $.3 million to the revenue increase.

Within the Company's other business units, Wolverine Retail reported a $.9 million increase in revenue as a result of a mid-single digit same-store revenue increase and seven additional stores operating as compared to the prior year's first quarter. Wolverine Retail operated 83 retail stores at the end of first quarter 2007 compared to 76 at the end of first quarter 2006. Revenue from the Wolverine® Leathers operation was flat for the quarter in comparison to the first quarter of 2006.

GROSS MARGIN
The gross margin of 40.6% for the first quarter of 2007 was a 30 basis point increase from the first quarter of 2006. A change in business mix contributed an increase of 40 basis points, favorable product costs increased margin by 40 basis points and benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases added 20 basis points. These increases were partially offset by 70 basis points due to increased product cost on the European operations related to the levying of anti-dumping duties on product sourced from China and Vietnam.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $81.3 million for the first quarter of 2007 increased $5.0 million from $76.3 million for the first quarter of 2006. Selling and administrative expenses, including new growth initiatives, as a percentage of revenue decreased 10 basis points as compared to the prior year's first quarter reflecting increased leverage over expenses. The Company invested an additional $2.8 million in product development, selling, advertising and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the quarter. Increased marketing initiatives across the other brands resulted in an increase in selling and advertising costs of $1.3 million in comparison to the first quarter of 2006. The remaining increase related primarily to profit-sharing and distribution costs which vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased interest income from invested cash balances, as well as lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter.

The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's first quarter 2007 effective tax rate was 33.5% compared to 33.2% for the first quarter of 2006. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $22.3 million for the first quarter of 2007 as compared to $19.6 million in the first quarter of 2006, an increase of $2.7 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	March 24,	December 30,	March 25,	December 30,	March 25,
	2007	2006	2006	2006	2006
(Millions of dollars)
Cash and cash equivalents	$62.8	$124.7	$46.2	$(61.9)	$16.6
Accounts receivable	199.0	152.6	189.0	46.4	10.0
Inventories	196.1	184.3	179.4	11.8	16.7
Accounts payable	54.6	47.4	50.9	7.2	3.7
Accrued salaries and wages	11.1	19.3	9.8	(8.2)	1.3
Other accrued liabilities	54.8	43.5	44.6	11.3	10.2
Debt	21.5	21.5	32.2	-	(10.7)

Cash used in operating activities	$(23.5)		$(17.4)		$(6.1)
Additions to property, plant and equipment	4.2		2.7		1.5
Depreciation and amortization	5.0		4.7		.3

The Company continued to strengthen its balance sheet in the first quarter of 2007. Cash of $48.6 million was used to fund working capital investments in the first quarter of 2007 compared to $40.5 million used in the first quarter of 2006. Inventory levels increased 9.3% over the same quarter last year and inventory turns were consistent. Accounts receivable increased 5.3% on a 6.9% increase in revenue over the same quarter last year. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 24, 2007.

The increase in accounts payable as compared to the first quarter of 2006 was primarily attributable to the increase in inventory purchases from contract suppliers. The increase in other accrued liabilities compared to the first quarter of 2006 was primarily attributable to adjustments made for foreign currency forward exchange contracts, an increase in employee benefit accruals and an increase in income tax accruals.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under the revolving credit facility at March 24, 2007 or at March 25, 2006. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at March 24, 2007 as compared to March 25, 2006 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $2.9 million and $1.4 million at March 24, 2007 and March 25, 2006, respectively. The total debt to total capital ratio for the Company was 4.2% at the end of the first quarter of 2007, 6.5% at the end of the first quarter of 2006 and 4.1% for the fiscal year ended December 30, 2006.

The Company's Board of Directors approved a common stock repurchase program on December 13, 2005. The program authorized the repurchase of 3.0 million shares of common stock. There were 1,164,700 shares ($33.1 million in market value) repurchased during the first quarter of 2007 under the program. There are 27,182 shares remaining for future repurchase under the December 13, 2005 program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $4.9 million in the first quarter of 2007, or $.090 per share. This represents a 20.0% increase over the $.075 per share declared in the first quarter of 2006. The quarterly dividend is payable on May 1, 2007 to stockholders of record on April 2, 2007.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Management believes there have been no changes in those critical accounting policies.
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 30, 2006, is incorporated herein by reference.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At March 24, 2007 and March 25, 2006, the Company had outstanding forward currency exchange contracts to purchase $52.7 million and $54.9 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 224 days.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 24, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 31, 2006 to January 27, 2007)
Common Stock Repurchase Program(1)	-	$-	-	1,191,882
Employee Transactions(2)	575	27.78	-	-
Period 2 (January 28, 2007 to February 24, 2007)
Common Stock Repurchase Program(1)	412,300	29.26	412,300	779,582
Employee Transactions(2)	137,124	29.44	-	-
Period 3 (February 25, 2007 to March 24, 2007)
Common Stock Repurchase Program(1)	752,400	27.92	752,400	27,182
Employee Transactions(2)	12,175	28.03	-	-
Total for Quarter ended March 24, 2007
Common Stock Repurchase Program(1)	1,164,700	$28.39	1,164,700	27,182
Employee Transactions(2)	149,874	29.32	-	-

(1)

The Company's Board of Directors approved a common stock repurchase program on December 13, 2005. This program authorized the repurchase of 3.0 million shares of common stock. All shares repurchased during the period covered by this report were purchased under publicly announced programs. The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorizes the repurchase of 7.0 million shares of common stock over a 36-month period commencing on the effective date of the program.

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

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 3, 2007	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

May 3, 2007	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.