Form 10-Q
period 2007-06-17
WOLVERINE WORLD WIDE INC /DE/
filed 2007-07-26
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 16, 2007

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

There were 60,973,578 shares of Common Stock, $1 par value, outstanding as of July 20, 2007, of which 7,513,427 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the effect on earnings of a future hedge termination or determination of hedge ineffectiveness, expected length of time that stock options will remain outstanding, results of tax audits, the effect of the adoption of new accounting standards, timing or acceptance of new products, future progress toward achieving the Company's strategic growth plan, expected cash flow, expected share repurchase activity, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview and the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; the effect of definitive anti-dumping measures in Europe that have been implemented by the European Commission with respect to leather footwear imported into the European Union from China and Vietnam at additional duty rates of 16.5% and 10.0%, respectively, from October 7, 2006 through October 6, 2008 for certain leather footwear; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount, severity or timing of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of new initiatives including Patagonia® Footwear and Merrell® Apparel; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; increased competition from private label brands; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Additional Risk Factors are identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006, including in Item 1A. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	June 16, 2007 (Unaudited)	December 30, 2006 (Audited)	June 17, 2006 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,036	$124,663	$81,024
Accounts receivable, less allowances
June 16, 2007 - $14,100
December 30, 2006 - $13,320
June 17, 2006 - $11,147	173,437	152,608	169,519
Inventories:
Finished products	167,729	168,603	167,733
Raw materials and work in process	17,014	15,656	18,884
	184,743	184,259	186,617
Other current assets	24,843	23,783	21,407
TOTAL CURRENT ASSETS	460,059	485,313	458,567

PROPERTY, PLANT AND EQUIPMENT
Gross cost	280,589	277,723	269,902
Less accumulated depreciation	193,931	189,771	179,605
	86,658	87,952	90,297
OTHER ASSETS
Goodwill and other non-amortizable intangibles	47,584	47,282	46,184
Other	52,381	50,545	68,257
	99,965	97,827	114,441

TOTAL ASSETS	$646,682	$671,092	$663,305

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	June 16, 2007 (Unaudited)	December 30, 2006 (Audited)	June 17, 2006 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53,768	$47,420	$61,843
Accrued salaries and wages	12,770	19,254	11,922
Other accrued liabilities	48,760	43,511	48,312
Current maturities of long-term debt	10,730	10,730	10,730
TOTAL CURRENT LIABILITIES	126,028	120,915	132,807

Long-term debt (less current maturities)	10,735	10,741	21,467
Other non-current liabilities	34,447	34,877	38,624

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
June 16, 2007 - 60,953,153 shares
December 30, 2006 - 60,468,000 shares
June 17, 2006 - 60,085,355 shares	60,953	60,468	60,085
Additional paid-in capital	41,550	31,341	21,830
Retained earnings	547,499	519,815	478,263
Accumulated other comprehensive income	6,843	3,923	12,803
Cost of shares in treasury:
June 16, 2007 - 7,459,842 shares
December 30, 2006 - 5,005,487 shares
June 17, 2006 - 4,700,133 shares	(181,373)	(110,988)	(102,574)
TOTAL STOCKHOLDERS' EQUITY	475,472	504,559	470,407

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$646,682	$671,092	$663,305

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006

Revenue	$250,329	$238,457	$531,381	$501,296
Cost of products sold	154,801	148,052	321,852	305,016

GROSS MARGIN	95,528	90,405	209,529	196,280

Selling and administrative expenses	71,962	68,737	153,297	144,984

OPERATING INCOME	23,566	21,668	56,232	51,296

Other expenses/(income):
Interest expense	513	675	949	1,324
Interest income	(617)	(646)	(1,744)	(1,186)
Other - net	332	331	172	465
	228	360	(623)	603

EARNINGS BEFORE INCOME TAXES	23,338	21,308	56,855	50,693
Income taxes	7,820	7,074	19,047	16,830

NET EARNINGS	$15,518	$14,234	$37,808	$33,863

Net earnings per share:
Basic	$.29	$.26	$.70	$.62
Diluted	$.28	$.25	$.67	$.59

Cash dividends per share	$.090	$.075	$.180	$.150

Shares used for net earnings per share
computation:
Basic	53,437,194	54,863,744	53,979,207	55,001,089
Diluted	55,448,399	56,785,209	56,054,622	56,992,900

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

24 Weeks
Ended
June 16, 2007

COMMON STOCK
Balance at beginning of the year	$60,468
Common stock issued under stock incentive plans	485
Balance at end of the quarter	$60,953

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$31,341
Stock-based compensation expense	4,158
Common stock issued under stock incentive plans	6,168
Net change in notes receivable	(117)
Balance at end of the quarter	$41,550

RETAINED EARNINGS
Balance at beginning of the year	$519,815
Net earnings	37,808
Cash dividends declared	(9,615)
Cumulative effect of adopting FIN 48 (See Note 9)	(509)
Balance at end of the quarter	$547,499

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$3,923
Foreign currency translation adjustments	3,760
Change in fair value of foreign currency cash flow hedges, net of taxes	(840)
Balance at end of the quarter	$6,843

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(110,988)
Repurchase of common stock for treasury (1,230,098 shares)	(70,573)
Issuance of treasury shares (6,437 shares)	188
Balance at end of the quarter	$(181,373)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$475,472

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 16, 2007	June 17, 2006

OPERATING ACTIVITIES
Net earnings	$37,808	$33,863
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,898	9,126
Amortization	522	300
Deferred income taxes	(224)	241
Stock-based compensation expense	4,158	3,336
Excess tax benefits from stock-based compensation	(2,177)	(2,864)
Pension	(27)	1,219
Other	750	(3,501)
Changes in operating assets and liabilities:
Accounts receivable	(18,215)	(10,009)
Inventories	699	(21,264)
Other assets	(4)	(4,118)
Accounts payable and other liabilities	1,476	28,083

Net cash provided by operating activities	33,664	34,412

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,498)	(5,925)
Other	(1,440)	(1,234)

Net cash used in investing activities	(8,938)	(7,159)

FINANCING ACTIVITIES
Proceeds from long-term debt	10,641	36,934
Payments of long-term debt	(10,647)	(37,148)
Cash dividends paid	(9,036)	(7,787)
Purchase of common stock for treasury	(70,573)	(36,494)
Proceeds from shares issued under stock incentive plans	3,928	8,557
Excess tax benefits from stock-based compensation	2,177	2,864

Net cash used in financing activities	(73,510)	(33,074)
Effect of foreign exchange rate changes	1,157	1,587

DECREASE IN CASH AND CASH EQUIVALENTS	(47,627)	(4,234)
Cash and cash equivalents at beginning of the period	124,663	85,258

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$77,036	$81,024

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 16, 2007 and June 17, 2006

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company's global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HYTEST®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Licensing programs and certain owned wholesale operations are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear and apparel from other manufacturers, a tannery that produces Wolverine® Performance Leathers™ and a pigskin procurement operation.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Weighted average shares outstanding	54,130,276	55,663,330	54,702,950	55,829,825
Adjustment for nonvested restricted common stock	(693,082)	(799,586)	(723,743)	(828,736)
Denominator for basic earnings per share	53,437,194	54,863,744	53,979,207	55,001,089
Effect of dilutive stock options	1,601,415	1,522,836	1,632,169	1,562,814
Adjustment for nonvested restricted common stock - treasury method	409,790	398,629	443,246	428,997
Denominator for diluted earnings per share	55,448,399	56,785,209	56,054,622	56,992,900

Options to purchase 614,713 and 473,567 shares of common stock for the 12 and 24 weeks ended June 16, 2007 and 688,656 and 1,065,165 shares for the 12 and 24 weeks ended June 17, 2006 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at June 17, 2006	$37,432	$8,752	$46,184
Trademark disposals	-	(246)	(246)
Foreign currency translation effects	1,344	-	1,344
Balance at December 30, 2006	38,776	8,506	47,282
Foreign currency translation effects	302	-	302
Balance at June 16, 2007	$39,078	$8,506	$47,584

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	June 16, 2007	December 30, 2006	June 17, 2006
Foreign currency translation adjustments	$25,550	$21,790	$17,828
Foreign currency cash flow hedge adjustments, net of taxes	(1,888)	(1,048)	(1,572)
Pension adjustments, net of taxes	(16,819)	(16,819)	(3,453)
Accumulated other comprehensive income	$6,843	$3,923	$12,803

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Net earnings	$15,518	$14,234	$37,808	$33,863
Other comprehensive income (loss):
Foreign currency translation adjustments	3,138	6,616	3,760	5,585
Change in fair value of foreign currency cash flow hedges, net of taxes	(991)	(1,838)	(840)	(2,180)
Comprehensive income	$17,665	$19,012	$40,728	$37,268

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 83 domestic retail stores and 18 consumer-direct Internet sites at June 16, 2007 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended June 16, 2007
Revenue	$224,922	$25,407	$-	$250,329
Intersegment revenue	7,241	485	-	7,726
Earnings (loss) before income taxes	24,188	1,461	(2,311)	23,338
Total assets	450,495	51,726	144,461	646,682

	24 Weeks Ended June 16, 2007
Revenue	$486,836	$44,545	$-	$531,381
Intersegment revenue	18,216	1,280	-	19,496
Earnings (loss) before income taxes	62,616	185	(5,946)	56,855
Total assets	450,495	51,726	144,461	646,682

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

	Branded Footwear and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended June 17, 2006
Revenue	$209,757	$28,700	$-	$238,457
Intersegment revenue	7,513	794	-	8,307
Earnings (loss) before income taxes	21,391	2,954	(3,037)	21,308
Total assets	450,405	44,686	168,214	663,305

	24 Weeks Ended June 17, 2006
Revenue	$454,327	$46,969	$-	$501,296
Intersegment revenue	17,890	1,643	-	19,533
Earnings (loss) before income taxes	56,053	2,452	(7,812)	50,693
Total assets	450,405	44,686	168,214	663,305

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 16, 2007. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 16, 2007 and June 17, 2006, foreign exchange contracts with a notional value of $74,283,000 and $61,428,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges. As of June 16, 2007 and June 17, 2006, liabilities of $2,607,000 and $1,667,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended June 16, 2007 and June 17, 2006. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $2,168,000 and $4,158,000, respectively, and related income tax benefits of $557,000 and $1,076,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 16, 2007.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 16, 2007 and June 17, 2006 was $6.67 and $5.25 per share, respectively, with the following weighted-average assumptions:
	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Expected market price volatility (1)	23.4%	25.1%	23.3%	24.4%
Risk-free interest rate (2)	4.6%	4.9%	4.8%	4.6%
Dividend yield (3)	1.4%	1.2%	1.4%	1.4%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Service cost pertaining to benefits
earned during the period	$1,151	$1,114	$2,292	$2,227
Interest cost on projected benefit obligations	2,614	2,339	5,141	4,678
Expected return on pension assets	(3,329)	(2,971)	(6,580)	(5,942)
Net amortization loss	1,322	1,860	2,569	3,721
Net pension expense	$1,758	$2,342	$3,422	$4,684

9.  Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on December 31, 2006. Prior to adoption of FIN 48, the Company had unrecognized tax benefits of $1,599,000. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $369,000, which was accounted for as reduction to the December 31, 2006 balance of retained earnings. Including this cumulative effect adjustment, the Company had unrecognized tax benefits of $2,047,000 as of June 16, 2007. If recognized currently, the effective tax rate would have been affected by the unrecognized tax benefits.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. The Company has accrued approximately $140,000 for interest as part of the cumulative effect of implementing the provisions of FIN 48, which was accounted for as reduction to the December 31, 2006 balance of retained earnings. Interest during the quarter ended June 16, 2007 was not significant.

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

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1,728,000 and $1,656,000 for the first two quarters of 2007 and 2006, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,037,000 and $868,000 for the first two quarters of 2007 and 2006, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 16, 2007 and June 17, 2006

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

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Wolverine World Wide, Inc. (the "Company") continues to evolve from a leading global marketer of branded footwear into a global multi-branded footwear and apparel company. The Company's goal is articulated in its strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."  The Company intends to achieve this goal by extending key brands beyond footwear, strengthening the global brand portfolio, pursuing product excellence, leveraging global supply chain management and managing brands' presence at retail. The Company is focused on delivering long-term financial objectives of achieving mid-to-upper single digit average annual revenue growth, annual double digit earnings per share increases, improved asset utilization and strong cash generation.

The following represent the financial performance highlights of the second quarter of 2007 compared to the second quarter of 2006:
•	Record revenue and earnings per share for the 20th consecutive quarter.

•	Revenue for the second quarter of 2007 of $250.3 million, a 5.0% increase over the second quarter of 2006 revenue of $238.5 million.

•	Earnings per share during the second quarter of 2007 grew to $.28 per share compared to $.25 per share for the same quarter in the prior year, an increase of 12.0%.

•	Accounts receivable grew 2.3% in the second quarter of 2007 compared to the second quarter of 2006 on a 5.0% increase in revenue for the quarter.

•	Cash collections remained strong as days sales outstanding decreased from the prior year to 57.2 days.

•	Inventory levels were reduced by $1.9 million, a 1.0% reduction in the second quarter of 2007 compared to the same quarter in the prior year.

•	Inventory turns decreased to 3.6 turns in the second quarter of 2007 in comparison to 3.7 turns in the second quarter of 2006.

•	The Company ended the second quarter of 2007 with $77.0 million of cash on hand and debt outstanding of $21.5 million.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the second quarter of 2007. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended June 16, 2007 (2007 Second Quarter) to the 12 Weeks Ended June 17, 2006 (2006 Second Quarter)
Financial Summary - 2007 Second Quarter versus 2006 Second Quarter
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$224.9	89.9%	$209.8	88.0%	$15.1	7.2%
Other business units	25.4	10.1%	28.7	12.0%	(3.3)	(11.5%	)
Total revenue	$250.3	100.0%	$238.5	100.0%	$11.8	5.0%

Gross margin
Branded footwear, apparel and licensing	$86.4	38.4%	$80.2	38.2%	$6.2	7.8%
Other business units	9.1	35.9%	10.2	35.7%	(1.1)	(11.0%	)
Total gross margin	$95.5	38.2%	$90.4	37.9%	$5.1	5.7%

Selling and administrative expenses	$72.0	28.7%	$68.7	28.8%	$3.3	4.7%
Interest income - net	(.1)	.0%	-	.0%	(.1)	(458.6%	)
Other expense - net	.3	.1%	.4	.1%	(.1)	(.3%	)
Earnings before income taxes	23.3	9.3%	21.3	8.9%	2.0	9.5%
Net earnings	15.5	6.2%	14.2	6.0%	1.3	9.0%

Diluted earnings per share	$.28		$.25		$.03	12.0%

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

Total Revenue - Second Quarter
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$94.8	37.9%	$80.9	33.9%	$13.9	17.2%
Wolverine Footwear Group	56.5	22.6%	62.1	26.0%	(5.6)	(8.9%	)
Heritage Brands Group	40.0	16.0%	37.8	15.9%	2.2	5.7%
The Hush Puppies Company	31.7	12.7%	28.8	12.1%	2.9	10.1%
Other Branded Footwear	1.9	.7%	.2	.1%	1.7	875.9%
Total branded footwear, apparel and licensing
Revenue	$224.9	89.9%	$209.8	88.0%	$15.1	7.2%
Other business units	25.4	10.1%	28.7	12.0%	(3.3)	(11.5%	)
Total revenue	$250.3	100.0%	$238.5	100.0%	$11.8	5.0%

REVENUE
Revenue of $250.3 million for the second quarter of 2007 exceeded the prior year second quarter by $11.8 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations as discussed below contributed $11.2 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $3.9 million. The other business units' revenue decreased by $3.3 million. International revenue increased in the quarter to account for 35.9% of total revenue in 2007 as compared to 30.6% in 2006.

The Outdoor Group recorded revenue of $94.8 million for the second quarter of 2007, a $13.9 million increase over the second quarter of the prior year. Merrell® accounted for $11.2 million of the increase over the prior year, as a result of strong shipments in the trail running, multi-sport and women's land sandal categories. The Sebago® brand realized a $.8 million sales increase from the second quarter of 2006 as consumers continued to respond favorably to the refocused product line. Patagonia® Footwear, which was initially introduced for the 2007 Spring season, contributed $1.9 million in revenue in the second quarter of 2007.

The Wolverine Footwear Group recorded $56.5 million in revenue for the second quarter of 2007, a $5.6 million decrease from the second quarter of 2006. The Wolverine® boot business realized an increase in revenue of $.6 million during the second quarter of 2007 compared to the second quarter of 2006, which was partially driven by new product incorporating the Wolverine® MultiShoxTM and CarbonMaxTM safety toe technologies. The Wolverine® Apparel business contributed $.4 million in revenue in the second quarter of 2007. The Bates® uniform footwear business recognized a decrease in revenue of $2.3 million in the quarter due to a planned reduction in demand from the U.S. Department of Defense. The Stanley® Footgear business accounted for $.8 million of the revenue decrease in the quarter. The private label business realized a $3.5 million revenue decrease during the second quarter of 2007 due to the planned phase-out of the business.

The Heritage Brands Group experienced a $2.2 million increase in revenue during the second quarter of 2007 compared to the second quarter of 2006. Cat® Footwear's revenue increased $3.8 million over the second quarter of 2006 due principally to new product incorporating the iTechnologyTM comfort system, the Legendary RawTM Collection of boot products and increases in the Active Equipment category of products. This revenue increase for Cat® Footwear was achieved in the U.S. and across a broad spectrum of international markets. Harley-Davidson® Footwear revenue decreased $1.6 million in the quarter driven largely by lower shipments in the U.S. and other international markets, which more than offset increases in the European and Canadian markets.

The Hush Puppies Company recorded revenue of $31.7 million in the second quarter of 2007, a $2.9 million increase from the second quarter of 2006. The increase was primarily attributable to strong growth of $3.6 million in the U.K. market. The U.S. business recognized a decrease in revenue of $2.2 million in the second quarter of 2007 due primarily to a weak Spring sandal season and a challenging retail environment in certain mid-tier accounts. International licensing had a revenue increase of $1.2 million in the second quarter of 2007 due to strong sales of global products. The Canadian market contributed $.1 million to the increase in revenue for the second quarter while the Hush Puppies slipper product line contributed an additional $.2 million.

Within the Company's other business units, Wolverine Retail reported a $.2 million increase in revenue as a result of seven additional stores operating compared to the prior year's second quarter while recognizing an overall low single-digit same-store revenue decrease. Wolverine Retail operated 83 retail stores at the end of second quarter 2007 compared to 76 at the end of second quarter 2006. The Wolverine® Leathers operation reported a $3.5 million decrease in revenue in the quarter primarily due to decreased demand for its proprietary products.

GROSS MARGIN
The gross margin of 38.2% for the second quarter of 2007 was a 30 basis point increase from the second quarter of 2006. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases had a positive impact of 70 basis points. The increase was partially offset by a 40 basis point decrease due to increased product cost experienced by European operations related to the levying of anti-dumping duties on product sourced from China and Vietnam. Improved pricing margins and a favorable business mix were offset by lower contributions from our manufacturing and leather operations.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $72.0 million for the second quarter of 2007 increased $3.3 million from $68.7 million for the second quarter of 2006. Selling and administrative expenses, including new growth initiatives, as a percentage of revenue decreased 10 basis points as compared to the prior year's second quarter reflecting improvements in overall distribution costs and reductions in employee benefit expenses of $.7 million. The Company invested an additional $2.0 million in product development, selling, advertising and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the second quarter. Additional brand development initiatives during the second quarter of 2007 increased selling and advertising costs by $1.8 million in comparison to the second quarter of 2006. The remaining increase related primarily to costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest income reflected increased interest income from invested cash balances, as well as lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter.

The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's second quarter 2007 effective tax rate was 33.5% compared to 33.2% for the second quarter of 2006. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $15.5 million for the second quarter of 2007 as compared to $14.2 million in the second quarter of 2006, an increase of $1.3 million.

Results of Operations - Comparison of the 24 Weeks Ended June 16, 2007 (First Two Quarters of 2007) to the 24 Weeks Ended June 17, 2006 (First Two Quarters of 2006)
Financial Summary - First Two Quarters of 2007 versus First Two Quarters of 2006
	2007		2006			Change
	$	%		$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$486.8	91.6%		$454.3	90.6%	$32.5	7.2%
Other business units	44.6	8.4%		47.0	9.4%	(2.4)	(5.2%	)
Total revenue	$531.4	100.0%		$501.3	100.0%	$30.1	6.0%

Gross margin
Branded footwear, apparel and licensing	$193.9	39.8%		$179.6	39.5%	$14.3	7.9%
Other business units	15.6	35.1%		16.7	35.4%	(1.1)	(6.1%	)
Total gross margin	$209.5	39.4%		$196.3	39.2%	$13.2	6.8%

Selling and administrative expenses	$153.3	28.8%		$145.0	28.9%	$8.3	5.7%
Interest (income) expense - net	(.8)	(.1%	)	.1	.0%	(.9)	(676.1%	)
Other expense - net	.1	.0%		.5	.1%	(.4)	(63.0%	)
Earnings before income taxes	56.9	10.7%		50.7	10.1%	6.2	12.2%
Net earnings	37.8	7.1%		33.9	6.8%	3.9	11.6%

Diluted earnings per share	$.67			$.59		$.08	13.6%

The following is supplemental information on total revenue:

Total Revenue - First Two Quarters
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$207.5	39.1%	$181.4	36.2%	$26.1	14.4%
Wolverine Footwear Group	111.0	20.9%	118.4	23.6%	(7.4)	(6.3%	)
Heritage Brands Group	87.6	16.5%	80.4	16.0%	7.2	8.9%
The Hush Puppies Company	76.2	14.3%	72.6	14.5%	3.6	5.0%
Other Branded Footwear	4.5	.8%	1.5	.3%	3.0	202.3%
Total branded footwear, apparel and licensing
revenue	$486.8	91.6%	$454.3	90.6%	$32.5	7.2%
Other business units	44.6	8.4%	47.0	9.4%	(2.4)	(5.2%	)
Total revenue	$531.4	100.0%	$501.3	100.0%	$30.1	6.0%

REVENUE
The revenue increase for the first two quarters of 2007 was $30.1 million, with the majority of the increase resulting from strong consumer acceptance of the Company's Spring product lines. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear and licensing operations as discussed below contributed $22.7 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $9.8 million. Revenue from the other business units decreased by $2.4 million. International revenue increased on a year-to-date basis to account for 33.8% of total revenue in 2007 as compared to 30.6% in 2006.

The Outdoor Group reported a $26.1 million revenue increase for the first two quarters of 2007 as compared to the first two quarters of 2006. The Merrell® business realized a $17.1 million increase over prior year as year-to-date growth was achieved across all geographic locations due to strong consumer response to the Spring product lines. The Sebago® brand realized a $3.6 million sales increase for the first two quarters of 2007 in comparison to the first two quarters of 2006 reflecting strong sales in the European market. Patagonia® Footwear, which was initially introduced for the 2007 Spring season, contributed $5.4 million to the increase.

The Wolverine Footwear Group recorded a $7.4 million decrease in revenue for the first two quarters of 2007 as compared to the first two quarters of 2006. The Wolverine® boot business realized an increase in revenue of $1.8 million due to strong customer response and strong reorder activity on the Wolverine MultiShoxTM comfort technology product. The Wolverine® Apparel business contributed $.9 million in revenue for the first two quarters of 2007. Lower year-to-date sales were recognized in the Bates® uniform footwear business, which realized a $5.0 million reduction in revenue due to planned lower shipments to the U.S. Department of Defense. The private label business accounted for $4.1 million of the year-to-date decrease in 2007 due to the planned phase-out of the business. The Stanley® Footgear business realized a $1.0 million revenue decrease year-to-date in comparison to the first two quarters of 2006.

The Heritage Brands Group generated a $7.2 million increase in revenue year-to-date when compared to 2006. Cat® Footwear's revenue increased $7.8 million due to solid growth in the U.S., continental Europe and other international markets. Improved retail presence and sell-through results have been experienced through the introduction of new product initiatives including the iTechnologyTM and Legendary Raw Collection and the expansion of core industrial programs. Harley-Davidson® Footwear revenue decreased $.6 million year-to-date largely as the result of decreased shipments in the U.S.

The Hush Puppies Company recorded a $3.6 million increase in revenue for the first two quarters of 2007. The increase was driven by strong sales in the U.K. market which grew $5.4 million year-to-date. International licensing royalties increased $1.5 million year-to-date. These increases were partially offset by a $4.8 million decrease in the U.S. for the first two quarters related primarily to a weak Spring sandal season and a relatively challenging retail environment. The Hush Puppies slipper business contributed $1.4 million to the increase in revenue. The Canadian market accounted for $.1 million of the revenue increase for the first two quarters of 2007 in comparison to the first two quarters of 2006.

Within the Company's other business units, Wolverine Retail reported a $1.1 million increase in revenue year-to-date as a result of a modest same-store revenue increase for the first two quarters of 2007 as well as the addition of seven stores as compared to the first two quarters of 2006. The Wolverine® Leathers operation reported a $3.5 million decrease in revenue primarily due to decreased demand for its proprietary products.

The Company ended the second quarter of 2007 with an order backlog over 6% above the level recorded at the end of the second quarter of 2006.

GROSS MARGIN
The gross margin percentage for the first two quarters of 2007 was 39.4%, a 20 basis point improvement from the first two quarters of 2006. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases had a positive impact of 40 basis points. A favorable change in business mix contributed a 30 basis point increase. These increases were partially offset by 50 basis points due to increased product cost experienced by European operations related to the levying of anti-dumping duties on product sourced from China and Vietnam.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $8.3 million for the first two quarters of 2007 as compared to the first two quarters of 2006. The Company invested approximately $4.5 million in product development and selling and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the first half of the year. Additional brand development initiatives increased selling and advertising costs for the first two quarters of 2007 by $2.6 million in comparison to the first two quarters of 2006. Employee benefit expenses were $1.2 million lower year-to-date than the first two quarters of 2006. The remaining increase related primarily to costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the first two quarters, as well as interest income from invested cash.

The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate for the first two quarters of 2007 was 33.5% compared to 33.2% for the first two quarters of 2006. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions.  The estimated annual effective tax rate for fiscal 2007 is 33.5%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $37.8 million for the first two quarters of 2007 as compared to $33.9 million in the first two quarters of 2006, an increase of $3.9 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	June 16, 2007	December 30, 2006	June 17, 2006	December 30, 2006	June 17, 2006
(Millions of dollars)
Cash and cash equivalents	$77.0	$124.7	$81.0	$(47.7)	$(4.0)
Accounts receivable	173.4	152.6	169.5	20.8	3.9
Inventories	184.7	184.3	186.6	.4	(1.9)
Accounts payable	53.8	47.4	61.8	6.4	(8.0)
Accrued salaries and wages	12.8	19.3	11.9	(6.5)	.9
Other accrued liabilities	48.8	43.5	48.3	5.3	.5
Debt	21.5	21.5	32.2	-	(10.7)

Cash provided by operating activities	$33.7		$34.4		$(.7)
Additions to property, plant and equipment	7.5		5.9		1.6
Depreciation and amortization	9.4		9.4		-

The Company continued to strengthen its balance sheet in the second quarter of 2007. Cash of $16.0 million was used to fund working capital investments in the first two quarters of 2007 compared to $7.3 million used in the first two quarters of 2006. Inventory levels decreased 1.0% from the same quarter last year and inventory turns decreased 10 basis points in comparison to the prior year. Accounts receivable increased 2.3% on a 5.0% increase in revenue over the same quarter last year. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue as well as an increase in specific reserves related to individual customer accounts. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 16, 2007.

The decrease in accounts payable as compared to the second quarter of 2006 was primarily attributable to the decrease in inventory purchases from suppliers. The increase in other accrued liabilities compared to the second quarter of 2006 was primarily attributable to the increase in foreign currency forward exchange contracts.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under the revolving credit facility at June 16, 2007 or at June 17, 2006. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at June 16, 2007 as compared to June 17, 2006 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $1.0 million and $2.2 million at June 16, 2007 and June 17, 2006, respectively. The total debt-to-total capital ratio for the Company was 4.3% at the end of the second quarter of 2007, 6.4% at the end of the second quarter of 2006 and 4.1% for the fiscal year ended December 30, 2006.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and April 19, 2007. The programs authorize the repurchase of 3.0 million and 7.0 million shares of common stock over a 24- and 36-month period, respectively, commencing on the effective date of the programs. There were 1,196,400 shares ($28.77 average price paid per share) repurchased during the second quarter of 2007 and 2,361,100 ($28.58 average price paid per share) repurchased during the first two quarters of 2007 under the programs. There are 5,830,782 shares remaining for future repurchase under the April 19, 2007 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $4.8 million in the second quarter of 2007, or $.090 per share. This represents a 20.0% increase over the $.075 per share declared in the second quarter of 2006. The quarterly dividend is payable on August 1, 2007 to stockholders of record on July 2, 2007.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At June 16, 2007 and June 17, 2006, the Company had outstanding forward currency exchange contracts to purchase $74.3 million and $61.4 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 336 days.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 16, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 25, 2007 to April 21, 2007)
Common Stock Repurchase Program(1)	-	$-	-	7,027,182
Employee Transactions(2)	34,972	29.38	-	-
Period 2 (April 22, 2007 to May 19, 2007)
Common Stock Repurchase Program(1)	876,600	28.67	876,600	6,150,582
Employee Transactions(2)	18,226	28.19	-	-
Period 3 (May 20, 2007 to June 16, 2007)
Common Stock Repurchase Program(1)	319,800	29.07	319,800	5,830,782
Employee Transactions(2)	-	-	-	-
Total for Quarter ended June 16, 2007
Common Stock Repurchase Program(1)	1,196,400	$28.77	1,196,400	5,830,782
Employee Transactions(2)	53,198	28.97	-	-

1.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and April 19, 2007. These programs authorize the repurchase of 3.0 million and 7.0 million shares of common stock over a 24- and 36-month period, respectively, commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

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

ITEM 4.	Submission of Matters to a Vote of Securities Holders

On April 19, 2007, the Company held its 2007 Annual Meeting of Stockholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 2010; to consider and approve the Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan); to consider and approve the Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan); and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Four candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

Jeffrey M. Boromisa	For	52,956,121
	Authority Withheld	291,065
	Broker Non-Votes	0

David T. Kollat	For	51,576,578
	Authority Withheld	1,670,608
	Broker Non-Votes	0

David P. Mehney	For	35,055,517
	Authority Withheld	18,191,669
	Broker Non-Votes	0

Timothy J. O'Donovan	For	51,488,018
	Authority Withheld	1,759,168
	Broker Non-Votes	0

The stockholders voted to approve the Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	45,880,171
Against	2,143,375
Abstentions	750,332
Broker Non-Votes	4,473,309

The stockholders voted to approve the Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan). The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	45,878,390
Against	2,148,481
Abstentions	747,006
Broker Non-Votes	4,473,310

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	50,424,907
Against	2,801,310
Abstentions	20,970
Broker Non-Votes	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 19, 2007. Here incorporated by reference.

10.2

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 19, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 26, 2007	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

July 26, 2007	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 7, 2002. Here incorporated by reference.

10.1

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 19, 2007. Here incorporated by reference.

10.2

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 19, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

* Management contract or compensatory plan or arrangement.