Form 10-Q
period 2007-09-08
WOLVERINE WORLD WIDE INC /DE/
filed 2007-10-18
CIK 110471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 8, 2007

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

There were 61,038,791 shares of Common Stock, $1 par value, outstanding as of October 12, 2007, of which 8,781,316 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the effect on earnings of a future hedge termination or determination of hedge ineffectiveness, expected length of time that stock options will remain outstanding, results of tax audits, the effect of litigation, the effect of the adoption of new accounting standards, timing or acceptance of new products, future progress toward achieving the Company's strategic growth plan, expected cash flow, expected share repurchase activity, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview and the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	September 8, 2007 (Unaudited)	December 30, 2006 (Audited)	September 9, 2006 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,770	$124,663	$70,339
Accounts receivable, less allowances
September 8, 2007 - $15,072
December 30, 2006 - $13,320
September 9, 2006 - $12,030	235,525	152,608	218,034
Inventories:
Finished products	182,134	168,603	189,135
Raw materials and work in process	16,184	15,656	16,183
	198,318	184,259	205,318
Other current assets	25,616	23,783	20,480
TOTAL CURRENT ASSETS	484,229	485,313	514,171

PROPERTY, PLANT AND EQUIPMENT
Gross cost	284,368	277,723	273,454
Less accumulated depreciation	198,342	189,771	184,059
	86,026	87,952	89,395
OTHER ASSETS
Goodwill and other non-amortizable intangibles	48,238	47,282	46,089
Other	53,920	50,545	66,615
	102,158	97,827	112,704

TOTAL ASSETS	$672,413	$671,092	$716,270

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	September 8, 2007 (Unaudited)	December 30, 2006 (Audited)	September 9, 2006 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$56,037	$47,420	$63,393
Accrued salaries and wages	17,836	19,254	16,138
Other accrued liabilities	67,587	43,511	66,545
Current maturities of long-term debt	10,730	10,730	10,730
TOTAL CURRENT LIABILITIES	152,190	120,915	156,806

Long-term debt (less current maturities)	10,731	10,741	21,461
Other non-current liabilities	36,052	34,877	39,976

STOCKHOLDERS' EQUITY
Common stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
September 8, 2007 - 61,002,928 shares
December 30, 2006 - 60,468,000 shares
September 9, 2006 - 60,267,325 shares	61,003	60,468	60,267
Additional paid-in capital	43,936	31,341	26,198
Retained earnings	572,338	519,815	500,253
Accumulated other comprehensive income	10,094	3,923	13,999
Cost of shares in treasury:
September 8, 2007 - 8,656,877 shares
December 30, 2006 - 5,005,487 shares
September 9, 2006 - 4,707,786 shares	(213,931)	(110,988)	(102,690)
TOTAL STOCKHOLDERS' EQUITY	473,440	504,559	498,027

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$672,413	$671,092	$716,270

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006

Revenue	$310,168	$298,856	$841,549	$800,150
Cost of products sold	185,216	181,314	507,068	486,329

GROSS MARGIN	124,952	117,542	334,481	313,821

Selling and administrative expenses	80,548	78,079	233,845	223,063

OPERATING INCOME	44,404	39,463	100,636	90,758

Other expenses/(income):
Interest expense	503	736	1,453	2,060
Interest income	(682)	(858)	(2,426)	(2,044)
Other - net	252	452	424	917
	73	330	(549)	933

EARNINGS BEFORE INCOME TAXES	44,331	39,133	101,185	89,825
Income taxes	14,848	12,993	33,895	29,823

NET EARNINGS	$29,483	$26,140	$67,290	$60,002

Net earnings per share:
Basic	$.56	$.48	$1.26	$1.09
Diluted	$.54	$.46	$1.21	$1.05

Cash dividends per share	$.090	$.075	$.270	$.225

Shares used for net earnings per share
computation:
Basic	52,349,773	54,679,032	53,447,264	54,899,930
Diluted	54,184,736	56,651,435	55,432,766	56,907,090

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

36 Weeks Ended
September 8, 2007

COMMON STOCK
Balance at beginning of the year	$60,468
Common stock issued under stock incentive plans	535
Balance at end of the quarter	$61,003

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$31,341
Stock-based compensation expense	5,943
Common stock issued under stock incentive plans	6,810
Net change in notes receivable	(158)
Balance at end of the quarter	$43,936

RETAINED EARNINGS
Balance at beginning of the year	$519,815
Net earnings	67,290
Cash dividends declared	(14,258)
Cumulative effect of adopting FIN 48 (See Note 9)	(509)
Balance at end of the quarter	$572,338

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$3,923
Foreign currency translation adjustments	7,654
Change in fair value of foreign currency cash flow hedges, net of taxes	(1,483)
Balance at end of the quarter	$10,094

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(110,988)
Repurchase of common stock for treasury (3,661,431 shares)	(103,179)
Issuance of treasury shares (10,041 shares)	236
Balance at end of the quarter	$(213,931)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$473,440

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 8, 2007	September 9, 2006

OPERATING ACTIVITIES
Net earnings	$67,290	$60,002
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,502	13,834
Amortization	700	467
Deferred income taxes	(1,141)	132
Stock-based compensation expense	5,943	5,016
Excess tax benefits from stock-based compensation	(2,440)	(3,208)
Pension	1,304	3,623
Other	1,006	(1,605)
Changes in operating assets and liabilities:
Accounts receivable	(78,328)	(57,918)
Inventories	(11,544)	(40,500)
Other assets	(3,986)	(2,537)
Accounts payable and other liabilities	28,665	52,173

Net cash provided by operating activities	20,971	29,479

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,561)	(10,265)
Other	(1,065)	(1,463)

Net cash used in investing activities	(12,626)	(11,728)

FINANCING ACTIVITIES
Proceeds from long-term debt	64,833	59,851
Payments of long-term debt	(64,843)	(60,072)
Cash dividends paid	(13,751)	(11,923)
Purchase of common stock for treasury	(103,179)	(36,610)
Proceeds from shares issued under stock incentive plans	4,412	10,838
Excess tax benefits from stock-based compensation	2,440	3,208

Net cash used in financing activities	(110,088)	(34,708)
Effect of foreign exchange rate changes	1,850	2,038

DECREASE IN CASH AND CASH EQUIVALENTS	(99,893)	(14,919)
Cash and cash equivalents at beginning of the period	124,663	85,258

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$24,770	$70,339

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 8, 2007 and September 9, 2006

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Weighted average shares outstanding	52,953,299	55,462,899	54,119,733	55,713,710
Adjustment for nonvested restricted common stock	(603,526)	(783,867)	(672,469)	(813,780)
Denominator for basic earnings per share	52,349,773	54,679,032	53,447,264	54,899,930
Effect of dilutive stock options	1,466,954	1,533,031	1,575,659	1,571,925
Adjustment for nonvested restricted common stock - treasury method	368,009	439,372	409,843	435,235
Denominator for diluted earnings per share	54,184,736	56,651,435	55,432,766	56,907,090

Options to purchase 622,870 and 523,336 shares of common stock for the 12 and 36 weeks ended September 8, 2007 and 574,761 and 568,088 shares for the 12 and 36 weeks ended September 9, 2006 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at September 9, 2006	$37,685	$8,404	$46,089
Intangibles acquired	-	220	220
Trademark disposals	-	(118)	(118)
Foreign currency translation effects	1,091	-	1,091
Balance at December 30, 2006	38,776	8,506	47,282
Foreign currency translation effects	956	-	956
Balance at September 8, 2007	$39,732	$8,506	$48,238

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	September 8, 2007	December 30, 2006	September 9, 2006
Foreign currency translation adjustments	$29,444	$21,790	$18,788
Foreign currency cash flow hedge adjustments, net of taxes	(2,531)	(1,048)	(1,336)
Pension adjustments, net of taxes	(16,819)	(16,819)	(3,453)
Accumulated other comprehensive income	$10,094	$3,923	$13,999

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Net earnings	$29,483	$26,140	$67,290	$60,002
Other comprehensive income (loss):
Foreign currency translation adjustments	3,894	960	7,654	6,545
Change in fair value of foreign currency cash flow hedges, net of taxes	(643)	236	(1,483)	(1,944)
Comprehensive income	$32,734	$27,336	$73,461	$64,603

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 87 domestic retail stores and 19 consumer-direct Internet sites at September 8, 2007 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended September 8, 2007
Revenue	$290,239	$19,929	$-	$310,168
Intersegment revenue	12,849	578	-	13,427
Earnings (loss) before income taxes	48,012	(681)	(3,000)	44,331
Total assets	511,670	50,043	110,700	672,413

	36 Weeks Ended September 8, 2007
Revenue	$777,075	$64,474	$-	$841,549
Intersegment revenue	31,068	1,859	-	32,927
Earnings (loss) before income taxes	110,628	(491)	(8,952)	101,185
Total assets	511,670	50,043	110,700	672,413

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006
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

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 8, 2007. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 8, 2007 and September 9, 2006, foreign exchange contracts with a notional value of $39,501,000 and $36,476,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 252 days. These contracts have been designated as cash flow hedges. As of September 8, 2007 and September 9, 2006, liabilities of $1,912,000 and $295,000, respectively, have been recognized for the fair value of the foreign exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended September 8, 2007 and September 9, 2006. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,785,000 and $5,943,000, respectively, and related income tax benefits of $452,000 and $1,528,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 8, 2007. For the 12 and 36 weeks ended September 9, 2006, the Company recognized compensation costs of $1,680,000 and $5,016,000, respectively, and related income tax benefits of $429,000 and $1,410,000, respectively, for its stock-based compensation plans.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 8, 2007 and September 9, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 and 36 weeks ended September 8, 2007 was $6.59 and $6.87 per share, respectively, and $5.66 and $5.26 per share during the 12 and 36 weeks ended September 9, 2006, respectively, with the following weighted-average assumptions:
	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Expected market price volatility (1)	23.7%	24.6%	23.3%	24.5%
Risk-free interest rate (2)	4.9%	5.1%	4.8%	4.6%
Dividend yield (3)	1.3%	1.4%	1.4%	1.4%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows (thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Service cost pertaining to benefits earned during the period	$1,119	$1,113	$3,411	$3,340
Interest cost on projected benefit obligations	2,540	2,340	7,681	7,018
Expected return on pension assets	(3,235)	(2,972)	(9,815)	(8,914)
Net amortization loss	1,284	1,861	3,853	5,582
Net pension expense	$1,708	$2,342	$5,130	$7,026

9.  Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on the first day of fiscal year 2007, December 31, 2006. Prior to adoption of FIN 48, the Company had unrecognized tax benefits of $1,599,000. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $369,000, which was accounted for as reduction to the December 31, 2006 balance of retained earnings. Including this cumulative effect adjustment, the Company had unrecognized tax benefits of $2,138,000 as of September 8, 2007. If recognized currently, the effective tax rate would have been affected by the unrecognized tax benefits.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006

The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. The Company has accrued approximately $140,000 for interest as part of the cumulative effect of implementing the provisions of FIN 48, which was accounted for as reduction to the December 31, 2006 balance of retained earnings. Interest during the quarter ended September 8, 2007 was not significant.

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

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,648,000 and $2,223,000 for the first three quarters of 2007 and 2006, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $1,661,000 and $1,392,000 for the first three quarters of 2007 and 2006, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 8, 2007 and September 9, 2006

11.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

The following represent the financial performance highlights of the third quarter of 2007 compared to the third quarter of 2006:
•	Record revenue and earnings per share for the 21st consecutive quarter.

•	Revenue for the third quarter of 2007 of $310.2 million, a 3.8% increase over the third quarter of 2006 revenue of $298.9 million.

•	Diluted earnings per share during the third quarter of 2007 grew to $.54 per share compared to $.46 per share for the same quarter in the prior year, an increase of 17.4%.

•	Cash collections remained strong as days sales outstanding decreased from the prior year to 57.0 days.

•	Inventory levels were reduced by $7.0 million, a 3.4% reduction in the third quarter of 2007 compared to the same quarter in the prior year.

•	Inventory turns decreased to 3.6 turns in the third quarter of 2007 in comparison to 3.7 turns in the third quarter of 2006 as a result of higher inventory balances earlier in the year.

•	The Company ended the third quarter of 2007 with $24.8 million of cash on hand and debt outstanding of $21.5 million.

•	During the third quarter of 2007, the Company utilized $32.2 million of cash to repurchase 1.2 million shares of stock under its share repurchase program.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the third quarter of 2007. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended September 8, 2007 (2007 Third Quarter) to the 12 Weeks Ended September 9, 2006 (2006 Third Quarter)
Financial Summary - 2007 Third Quarter versus 2006 Third Quarter
	2007		2006			Change
	$	%		$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$290.3	93.6%		$274.7	91.9%	$15.6	5.7%
Other business units	19.9	6.4%		24.2	8.1%	(4.3)	(17.5%	)
Total revenue	$310.2	100.0%		$298.9	100.0%	$11.3	3.8%

Gross margin
Branded footwear, apparel and licensing	$117.8	40.6%		$108.7	39.6%	$9.1	8.3%
Other business units	7.2	36.2%		8.8	36.7%	(1.6)	(18.6%	)
Total gross margin	$125.0	40.3%		$117.5	39.3%	$7.5	6.3%

Selling and administrative expenses	$80.6	26.0%		$78.1	26.1%	$2.5	3.2%
Interest income - net	(.2)	(.1%	)	(.1
)
					.0%	(.1)	46.7%
Other expense - net	.3	.1%		.4	.2%	(.1)	(44.2%	)
Earnings before income taxes	44.3	14.3%		39.1	13.1%	5.2	13.3%
Net earnings	29.5	9.5%		26.1	8.7%	3.4	12.8%

Diluted earnings per share	$.54			$.46		$.08	17.4%

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

Total Revenue - Third Quarter
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$121.8	39.3%	$101.8	34.1%	$20.0	19.6%
Wolverine Footwear Group	61.8	19.9%	67.5	22.6%	(5.7)	(8.4%	)
Heritage Brands Group	56.2	18.1%	56.4	18.9%	(.2)	(.4%	)
The Hush Puppies Company	47.7	15.4%	46.8	15.7%	.9	1.9%
Other Branded Footwear	2.8	.9%	2.2	.7%	.6	29.7%
Total branded footwear, apparel and licensing
revenue	$290.3	93.6%	$274.7	91.9%	$15.6	5.7%
Other business units	19.9	6.4%	24.2	8.1%	(4.3)	(17.5%	)
Total revenue	$310.2	100.0%	$298.9	100.0%	$11.3	3.8%

REVENUE
Revenue of $310.2 million for the third quarter of 2007 exceeded the prior year third quarter by $11.3 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations as discussed below contributed $4.9 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $6.4 million. The other business units' revenue decreased by $4.3 million. International revenue accounted for 39.9% of total revenue in the third quarter of 2007 as compared to 40.6% in the third quarter of 2006.

The Outdoor Group recorded revenue of $121.8 million for the third quarter of 2007, a $20.0 million increase over the third quarter of the prior year. Merrell® accounted for $15.0 million of the increase over the prior year, as a result of strong footwear shipments in the Outventure product categories and the launch of the Merrell® Apparel business. The Sebago® brand realized a $1.2 million revenue increase from the third quarter of 2006 as consumers continued to respond favorably to the refocused product line. Patagonia® Footwear, which was initially introduced for the 2007 Spring season, contributed $3.8 million in revenue in the third quarter of 2007.

The Wolverine Footwear Group recorded $61.8 million in revenue for the third quarter of 2007, a $5.7 million decrease from the third quarter of 2006. The Wolverine® business realized an increase in revenue of $4.1 million during the third quarter of 2007 compared to the third quarter of 2006, which was partially driven by new footwear product incorporating the Wolverine® MultiShoxTM and CarbonMaxTM safety toe technologies and the launch of the Wolverine® Apparel business. The Bates® uniform footwear business recognized a decrease in revenue of $2.8 million in the quarter due to a planned reduction in demand from the U.S. Department of Defense. During the third quarter of 2007, the Stanley® Footgear and private label businesses accounted for $1.8 million and $5.2 million of the revenue decrease, respectively, due to the planned phase-out of the businesses.

The Heritage Brands Group experienced a $.2 million decrease in revenue during the third quarter of 2007 compared to the third quarter of 2006. Cat® Footwear's revenue decreased $2.5 million from the third quarter of 2006 due principally to difficult retail conditions and changes in the fashion trends away from core product offerings in Canada and Europe. Harley-Davidson® Footwear revenue increased $2.3 million in the quarter driven by improved retail sales and repeat customer orders in the U.S. business.

The Hush Puppies Company recorded revenue of $47.7 million in the third quarter of 2007, a $.9 million increase from the third quarter of 2006. The increase was primarily attributable to strong growth of $1.0 million in the United Kingdom market due to positive consumer response to Fall product offerings. The U.S. business recognized an increase in revenue of $.2 million in the third quarter of 2007. International licensing reported a revenue increase of $.9 million in the third quarter of 2007 due to strong sales of global products. These increases were partially offset by a $.2 million decrease in revenue in the Canadian market and a $1.0 million revenue decrease from the planned phase out of the Hush Puppies slipper product line.

Within the Company's other business units, Wolverine Retail reported a $.3 million increase in revenue as a result of seven additional stores operating compared to the prior year's third quarter while recognizing a low single-digit same-store revenue decrease. Wolverine Retail operated 87 retail stores at the end of third quarter 2007 compared to 80 at the end of third quarter 2006. The Wolverine® Leathers operation reported a $4.6 million decrease in revenue in the quarter primarily due to decreased demand for its suede products.

GROSS MARGIN
The gross margin of 40.3% for the third quarter of 2007 was a 100 basis point increase from the third quarter of 2006. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases had a positive impact of 80 basis points. A favorable change in business mix contributed a 120 basis point increase. These increases were partially offset by a 100 basis point reduction related to lower contributions from the Company's U.S. manufacturing and leather operations.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $80.6 million for the third quarter of 2007 increased $2.5 million from $78.1 million for the third quarter of 2006. Selling and administrative expenses as a percentage of revenue decreased 10 basis points as compared to the prior year's third quarter reflecting improvements in overall distribution costs and reductions in employee benefit expenses of $1.7 million. The Company invested an additional $2.3 million in product development, selling, advertising and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives during the third quarter of 2007 compared to the same quarter of 2006. Additional brand development initiatives during the third quarter of 2007 increased selling and advertising costs by $1.1 million in comparison to the third quarter of 2006. The remaining increase related primarily to costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest income reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the quarter.

The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's third quarter 2007 effective tax rate was 33.5% compared to 33.2% for the third quarter of 2006. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $29.5 million for the third quarter of 2007 as compared to $26.1 million in the third quarter of 2006, an increase of $3.4 million.

Results of Operations - Comparison of the 36 Weeks Ended September 8, 2007 (First Three Quarters of 2007) to the 36 Weeks Ended September 9, 2006 (First Three Quarters of 2006)
Financial Summary - First Three Quarters of 2007 versus First Three Quarters of 2006
	2007		2006			Change
	$	%		$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$777.1	92.3%		$729.0	91.1%	$48.1	6.6%
Other business units	64.4	7.7%		71.2	8.9%	(6.8)	(9.4%	)
Total revenue	$841.5	100.0%		$800.2	100.0%	$41.3	5.2%

Gross margin
Branded footwear, apparel and licensing	$311.6	40.1%		$288.3	39.5%	$23.3	8.1%
Other business units	22.9	35.4%		25.5	35.9%	(2.6)	(10.4%	)
Total gross margin	$334.5	39.7%		$313.8	39.2%	$20.7	6.6%

Selling and administrative expenses	$233.8	27.8%		$223.1	27.9%	$10.7	4.8%
Interest (income) expense - net	(1.0)	(.1%	)	-	.0%	(1.0)	(6,168.8%	)
Other expense - net	.5	.1%		.9	.1%	(.4)	(53.8%	)
Earnings before income taxes	101.2	12.0%		89.8	11.2%	11.4	12.6%
Net earnings	67.3	8.0%		60.0	7.5%	7.3	12.1%

Diluted earnings per share	$1.21			$1.05		$.16	15.2%

The following is supplemental information on total revenue:

Total Revenue - First Three Quarters
	2007		2006		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$329.3	39.1%	$283.2	35.4%	$46.1		16.3%
Wolverine Footwear Group	172.8	20.5%	186.0	23.2%	(13.	)	(7.1%	)
Heritage Brands Group	143.8	17.1%	136.8	17.1%	7.0		5.1%
The Hush Puppies Company	123.9	14.7%	119.4	14.9%	4.5		3.8%
Other Branded Footwear	7.3	.9%	3.6	.5%	3.7		99.8%
Total branded footwear, apparel and licensing
revenue	$777.1	92.3%	$729.0	91.1%	$48.1		6.6%
Other business units	64.4	7.7%	71.2	8.9%	(6.8)		(9.4%	)
Total revenue	$841.5	100.0%	$800.2	100.0%	$41.3		5.2%

REVENUE
For the first three quarters of 2007, revenue reached $841.5 million, a $41.3 million increase over the $800.2 million reported for the first three quarters of 2006. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations as discussed below contributed $25.1 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $16.2 million. Revenue from the other business units decreased by $6.8 million. International revenue increased on a year-to-date basis to account for 40.4% of total revenue in 2007 as compared to 38.9% in 2006.

The Outdoor Group reported a $46.1 million revenue increase for the first three quarters of 2007 as compared to the first three quarters of 2006. The Merrell® business realized a $32.0 million increase over prior year as year-to-date growth was achieved across all geographic locations due to strong consumer response to the Spring and Fall footwear lines and the launch of the Merrell® Apparel business. The Sebago® brand realized a $4.9 million revenue increase for the first three quarters of 2007 in comparison to the first three quarters of 2006 reflecting strong sales in the European market. Patagonia® Footwear, which was initially introduced for the 2007 Spring season, contributed $9.2 million to the increase.

The Wolverine Footwear Group recorded a $13.2 million decrease in revenue for the first three quarters of 2007 as compared to the first three quarters of 2006. The Wolverine® business realized an increase in revenue of $6.8 million due primarily to a strong increase in its mobile distribution channel and the launch of the Wolverine® Apparel business. Lower year-to-date sales were recognized in the Bates® uniform footwear business, which realized a $7.9 million reduction in revenue due to planned lower shipments to the U.S. Department of Defense. The private label and Stanley® Footgear businesses accounted for $9.3 million and $2.8 million of the year-to-date decrease, respectively, due to the planned phase-out of the businesses.

The Heritage Brands Group generated a $7.0 million increase in revenue year-to-date when compared to 2006. Cat® Footwear's revenue increased $5.4 million due to solid growth in the U.S. and other international markets. Improved retail presence and sell-through results have been experienced through the introduction of new product initiatives including the iTechnologyTM and Legendary Raw Collection and the expansion of core industrial programs. Harley-Davidson® Footwear revenue increased $1.6 million year-to-date largely as the result of solid retail sales resulting in improved repeat orders in the U.S. business.

The Hush Puppies Company recorded a $4.5 million increase in revenue for the first three quarters of 2007. The increase was driven by strong sales in the U.K. market which grew $6.4 million year-to-date. International licensing royalties increased $2.4 million year-to-date. These increases were partially offset by a $4.7 million decrease in the U.S. for the first three quarters related primarily to a weak Spring sandal season and a relatively challenging retail environment. The Hush Puppies slipper business contributed $.4 million to the increase in revenue.

Within the Company's other business units, Wolverine Retail reported a $1.4 million increase in revenue year-to-date as a result of the addition of seven stores as compared to the first three quarters of 2006, partially offset by a slight same-store revenue decrease for the first three quarters of 2007. The Wolverine® Leathers operation reported a $8.2 million decrease in revenue primarily due to decreased demand for its suede products.

The Company ended the third quarter of 2007 with an order backlog over 11% above the level recorded at the end of the third quarter of 2006.

GROSS MARGIN
The gross margin percentage for the first three quarters of 2007 was 39.7%, a 50 basis point improvement from the first three quarters of 2006. Initial pricing margins and an improved product mix of goods shipped in the first three quarters of 2007 improved gross margin by 30 basis points. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases had a positive impact of 50 basis points. These increases were partially offset by 30 basis points due to increased product cost experienced by European operations related to the levying of anti-dumping duties on product sourced from China and Vietnam.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $10.7 million for the first three quarters of 2007 as compared to the first three quarters of 2006. The Company increased its spending in product development, selling, advertising and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives by approximately $6.6 million during the first three quarters of 2007 in comparison to the first three quarters of 2006. Additional brand development initiatives increased selling and advertising costs for the first three quarters of 2007 by $3.7 million in comparison to the first three quarters of 2006. Expense related to the qualified defined benefit plans decreased $1.9 million for the first three quarters of 2007 as compared to the first three quarters of 2006 as a result of the reduction in the amortization of prior year market value losses and an increase in the discount rate. The remaining increase related primarily to costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest income reflected lower average outstanding amounts on senior notes and lower working capital borrowings during the first three quarters of 2007, as well as interest income from invested cash.

The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate for the first three quarters of 2007 was 33.5% compared to 33.2% for the first three quarters of 2006. The change in the effective tax rate related primarily to increased income from higher taxed jurisdictions.  The estimated annual effective tax rate for fiscal 2007 is 33.5%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $67.3 million for the first three quarters of 2007 as compared to $60.0 million in the first three quarters of 2006, an increase of $7.3 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	September 8, 2007	December 30, 2006	September 9, 2006	December 30, 2006	September 9, 2006
(Millions of dollars)
Cash and cash equivalents	$24.8	$124.7	$70.3	$(99.9)	$(45.5)
Accounts receivable	235.5	152.6	218.0	82.9	17.5
Inventories	198.3	184.3	205.3	14.0	(7.0)
Accounts payable	56.0	47.4	63.4	8.6	(7.4)
Accrued salaries and wages	17.8	19.3	16.1	(1.5)	1.7
Other accrued liabilities	67.6	43.5	66.5	24.1	1.1
Debt	21.5	21.5	32.2	-	(10.7)

Cash provided by operating activities	$21.0		$29.5		$(8.5)
Additions to property, plant and equipment	11.6		10.3		1.3
Depreciation and amortization	14.2		14.3		(.1)

The Company continued to strengthen its balance sheet in the third quarter of 2007. Cash of $65.2 million was used to fund working capital investments in the first three quarters of 2007 compared to $48.8 million used in the first three quarters of 2006. Inventory levels decreased 3.4% from the same quarter last year and inventory turns decreased 10 basis points in comparison to the prior year. Accounts receivable increased 8.0% over the same quarter last year, which exceeded the 5.2% increase in revenue due to a large portion of third quarter shipments occurring during the latter part of the quarter as a result of new Fall deliveries. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue as well as an increase in specific reserves related to individual customer accounts. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 8, 2007.

The decrease in accounts payable as compared to the third quarter of 2006 was primarily attributable to the decrease in inventory purchases from suppliers. The increase in other accrued liabilities compared to the third quarter of 2006 was primarily attributable to the increase in foreign currency forward exchange contracts.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amount was outstanding under the revolving credit facility at September 8, 2007 or at September 9, 2006. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt at September 8, 2007 as compared to September 9, 2006 was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $.7 million and $3.2 million at September 8, 2007 and September 9, 2006, respectively. The total debt-to-total capital ratio for the Company was 4.3% at the end of the third quarter of 2007, 6.1% at the end of the third quarter of 2006 and 4.1% for the fiscal year ended December 30, 2006.

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and April 19, 2007. The programs authorize the repurchase of 3.0 million and 7.0 million shares of common stock over a 24- and 36-month period, respectively, commencing on the effective date of the programs. There were 1,184,500 shares ($27.16 average price paid per share) repurchased during the third quarter of 2007 and 3,545,600 shares ($28.11 average price paid per share) repurchased during the first three quarters of 2007 under the programs. There are 4,646,282 shares remaining for future repurchase under the April 19, 2007 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $4.7 million in the third quarter of 2007, or $.09 per share. This represents a 20.0% increase over the $.075 per share declared in the third quarter of 2006. The quarterly dividend is payable on November 1, 2007 to stockholders of record on October 1, 2007.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At September 8, 2007 and September 9, 2006, the Company had outstanding forward currency exchange contracts to purchase $39.5 million and $36.5 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 252 days.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 8, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 17, 2007 to July 14, 2007)
Common Stock Repurchase Program(1)	-	$-	-	5,830,782
Employee Transactions(2)	-	-	-	-
Period 2 (July 15, 2007 to August 11, 2007)
Common Stock Repurchase Program(1)	1,184,500	27.16	1,184,500	4,646,282
Employee Transactions(2)	13,124	26.93	-	-
Period 3 (August 12 to September 8, 2007)
Common Stock Repurchase Program(1)	-	-	-	4,646,282
Employee Transactions(2)	-	-	-	-
Total for Quarter ended September 8, 2007
Common Stock Repurchase Program(1)	1,184,500	$27.16	1,184,500	4,646,282
Employee Transactions(2)	13,124	26.93	-	-

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

ITEM 5.	Other Information

On October 12, 2007, the Board of Directors of the Company amended Article VII of the Company's Amended and Restated Bylaws to permit the issuance of uncertificated shares of the Company's capital stock. The amendments make the Company eligible to participate in the Direct Registration System by January 1, 2008, as required by the New York Stock Exchange rules.

Additionally, Section 8 of Article II was amended to clarify the standard for the election of directors; Section 2 of Article III was amended to clarify the Board of Directors' oversight responsibility; Section 6 of Article V was amended to more clearly reflect the responsibilities of the Company's Chief Executive Officer; and Section 14 of Article V was revised to reflect that the Chief Executive Officer's compensation is determined by the Company's independent directors.

The effective date of the above amendments is October 12, 2007. The summary of changes to the Company's Amended and Restated Bylaws set forth above is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached to this Form 10-Q as Exhibit 3.2 and incorporated herein by reference.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws.

10.1	Separation and Release Agreement with Cheryl L. Johnson.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 18, 2007	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

October 18, 2007	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws.

10.1	Separation and Release Agreement with Cheryl L. Johnson.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.