Form 10-K
period 2007-12-29
WOLVERINE WORLD WIDE INC /DE/
filed 2008-02-26
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2), an accelerated filer (as defined in Exchange Act Rule 12b-2), a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	X	Accelerated filer
Non-Accelerated filer		Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 15, 2007, the last business day of the registrant's most recently completed second fiscal quarter: $1,469,385,282.

Number of shares outstanding of the registrant's Common Stock, $1 par value (excluding shares of treasury stock) as of February 22, 2008:  50,333,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual stockholders' meeting to be held April 17, 2008, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected 2008 operating results and dividend rates; future share repurchase activity; the effect of new accounting rules and guidance; future strength of the Company; future brand positioning; seasonal sales patterns and capital requirements; ability to arrange adequate alternative sources of supply; the outcome of litigation; achievement of the Company vision; future pension expenses, contributions and costs; future marketing investments; the ability to successfully extend into new lines or categories of products, including Merrell® Apparel and Patagonia® Footwear; future growth or success in specific countries, categories or market sectors; liquidity; capital resources and market risk are forward-looking statements. In addition, words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount or severity of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; the success of new business initiatives, including Patagonia® Footwear and Merrell® Apparel; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk

Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

          Approximately 47.5 million pairs of Company branded footwear were sold during fiscal 2007, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company's products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, Cat® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.

          The Company's footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company's footwear products are organized under four operating units: (i) the Wolverine Footwear Group, focusing primarily on the Bates®, HyTest® and Wolverine® product lines of work, outdoor, uniform and lifestyle boots and shoes, and Wolverine® brand apparel, (ii) the Outdoor Group, currently focusing on Patagonia® and Merrell® product lines of performance and lifestyle footwear, and Merrell® brand apparel, (iii) the Heritage Brands Group, focusing on the Cat® product lines of work and lifestyle footwear, the Harley-Davidson® lines of lifestyle and performance footwear, and the Sebago® lines of lifestyle and performance footwear, and (iv) The Hush Puppies Company, focusing on the Hush Puppies® brand of comfortable casual and dress footwear. The Company also licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, gloves, handbags and plush toys.

          The Company's Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company's footwear is distributed domestically through 90 Company-owned retail stores and to numerous accounts including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to which Wolverine distributes operate multiple storefront locations. The Company's products are marketed worldwide in nearly 200 countries and territories through Company-owned wholesale operations, licensees and distributors.

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

Branded Footwear, Apparel and Licensing.

          The Company sources and markets a broad range of footwear styles including shoes, boots and sandals under many recognizable brand names including Bates®, Cat®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago® and Wolverine®. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and independent manufacturing facilities. The Company also markets Merrell® and Wolverine® brand apparel and licenses its brands for use on non-footwear products including apparel, eyewear, watches, socks, handbags and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys, and Wolverine® brand gloves, eyewear, socks and headwear.

          The Company's four branded apparel, footwear and licensing operating units are described below.

          1.          The Outdoor Group. The Outdoor Group consists of Merrell® and Patagonia® Footwear and Merrell® Apparel. Outdoor Group products include performance outdoor and hiking footwear, casual and after-sport footwear and performance and casual Merrell® Apparel.

          Merrell® Footwear. The Merrell® footwear line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® footwear line also includes the "After-Sport" category, incorporating Merrell® footwear's technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® footwear products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in approximately 160 countries and territories worldwide.

          Merrell® Apparel. The Merrell® Apparel line consists primarily of technical outdoor and outdoor-inspired casual apparel. In addition to Merrell® Apparel, the Outdoor Group markets Merrell® packs, bags and luggage.

          Patagonia® Footwear. In 2005, the Company entered into a license agreement providing the Company with exclusive worldwide rights to manufacture, market, distribute and sell footwear under the Patagonia®, Water Girl® and other trademarks. The Outdoor Group launched its Patagonia® Footwear line in Spring 2007.

          2.          Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, and HyTest® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The Wolverine Footwear Group also markets Wolverine® brand apparel.

          Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 125 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology and MultiShox® technology, has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor® technologies represent the Company's tradition of comfortable work and industrial footwear, a tradition that is continued and enhanced with the development of the MultiShox® Individual Comfort System and the new Contour Welt™ product line. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting male and female industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes trail shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sportsmen and women. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® (a registered trademark of W.L. Gore & Associates, Inc.) and Thinsulate® (a registered trademark of Minnesota Mining and Manufacturing Company) brand fabrics, the Company's performance leathers and patented DuraShocks® technologies.

          Wolverine® Apparel and Licensing. The Wolverine Footwear Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Wolverine® brand is licensed for use on eyewear, headwear, gloves and socks.

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

          HyTest® Safety Footwear. The HyTest® product line consists primarily of high-quality work boots and shoes designed to protect industrial workers from foot injuries. HyTest® footwear incorporates various specialty safety features into its product lines, including steel toe, composite toe, metatarsal guards, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features such as FootRests® comfort technology to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company's occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

          3.          The Heritage Brands Group. The Heritage Brands Group consists of Caterpillar® Footwear, Harley-Davidson® Footwear and Sebago® Footwear. Sebago® Footwear was recently added to the Heritage Brands Group.

          Caterpillar® Footwear. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, Cat & Design®, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment enhances the reputation of its footwear for quality, ruggedness and durability. Cat® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring iTechnology™ and Hidden Tracks® comfort features. In addition, the Company also manufactures and markets Cat® Marine Power® footwear, designed for industrial and recreational marine uses. Cat® footwear products target work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 135 countries and territories worldwide. Cat®, Caterpillar®, Cat & Design®, Walking Machines® and Marine Power® are registered trademarks of Caterpillar Inc.

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

          Sebago® Footwear. The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear for men and women such as boat shoes and handsewn loafers that have been manufactured and distributed since 1946. Highly recognized Sebago® line extensions include Sebago Docksides®, Sebago Drysides™, Sebago Campsides™ and Athletic Marine. The Sebago® product line is marketed in approximately 110 countries and territories worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and "Americana" heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

          4.          The Hush Puppies Company. Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is marketed in approximately 130 countries and territories. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, handbags, socks, watches and plush toys.

Other Businesses.

          In addition to manufacturing, sourcing, marketing and distributing the Company's footwear and apparel products as reported in the Branded Footwear and Licensing segment, the Company also (i) operates a Company-owned pigskin tannery through its Wolverine Leathers Division, (ii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc., and (iii) operates 90 domestic retail footwear stores.

          1.          The Wolverine Leathers Division. The Wolverine Leathers Division produces and markets pigskin leathers primarily for use in the footwear industry. Wolverine Leathers & Design® brand products are primarily manufactured in the Company's pigskin tannery located in Rockford, Michigan. The Company believes pigskin leathers offer superior performance and advantages over cowhide leathers. The Company's waterproof and stain resistant leathers are featured in some of the Company's domestic footwear lines and many products offered by the Company's international licensees and distributors. Wolverine performance leathers are also featured in certain outside brands of athletic and outdoor footwear.

          2.          Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

          3.          Wolverine Retail. The Company operates 90 domestic retail shoe stores as of February 2008. These stores are under the Hush Puppies®, Hush Puppies and FamilySM, Track'N Trail®, Rockford Footwear Depot® and Merrell® names. Both the Rockford Footwear Depot® and Track'N Trail® retail formats carry a large selection of Company branded footwear featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates direct-to-customer retail websites, including www.upfootgear.com, www.trackandtrail.com, www.catfootwear.com, www.hushpuppies.com, www.sebago.com and www.merrell.com.

Marketing.

          The Company's overall marketing strategy is to develop brand-specific plans and related promotional materials for the United States and international markets to foster a differentiated and consistent image for each of the Company's core brands. Each brand group has its own marketing personnel who develop the marketing strategy for products within that group. Marketing campaigns and strategies vary by brand and may target accounts and/or end users as they strive to increase overall brand awareness for the Company's branded products. The Company's advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company's products. Components of the brand-specific plans vary and may include print, radio and television advertising, event sponsorships, in-store point of purchase displays, promotional materials, and sales and technical assistance.

          The Company's brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance that may be provided by the Company to its licensees and distributors are (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point of purchase presentation specifications, blueprints and packaging, (v) sales materials, and (vi) consulting on retail store layout and design. The Company believes its brand names provide a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution.

          The Company uses a wide variety of domestic distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses the following distribution strategies.

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

          A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company's revenue in fiscal 2007.

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

          The Company derives royalty income from sales of products (primarily Company footwear) bearing the Hush Puppies®, Wolverine®, Bates®, Merrell®, Sebago® and other trademarks by independent distributors and licensees. The Company also derives royalty income from sales of footwear bearing the Cat® and Harley-Davidson® trademarks through foreign distributors. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

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

Manufacturing and Sourcing.

          The Company controls the sourcing and/or manufacture of approximately 73% of the pairs of footwear marketed under the Company's brand names globally. The balance is controlled directly by the Company's licensees. Of the pairs purchased by the Company, approximately 89% are purchased or sourced from third parties, with the remainder produced at Company-operated facilities. Footwear produced by the Company is manufactured at Company-operated facilities in several domestic and certain affiliated foreign facilities located in Michigan, Arkansas, and the Dominican Republic. For some of the Company-produced footwear, a "twin plant" concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the "upper" portion of shoes and boots is performed at the Company's facilities in the Dominican Republic and Arkansas, and the technology intensive construction, or "bottoming," is performed primarily at the Company's Michigan facilities.

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

          The Company's owned manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs, and (iii) closely monitor product quality. The Company's foreign manufacturing strategy allows the Company to (a) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (b) source the highest quality raw materials from around the world, and (c) avoid additional capital expenditures necessary for owned factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

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

Trademarks, Licenses and Patents.

          The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear and apparel products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, Continuum®, Sebago®, Q-Form® and Track 'N Trail®. Pigskin leather produced by the Company's Wolverine Leathers Division is sold under the trademarks Wolverine Leathers & Design®, Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the Cat®, Harley-Davidson® and Patagonia® trademarks, and the right to manufacture, market and distribute footwear in the United States and other countries under the Stanley® trademark, all pursuant to license arrangements with the respective trademark owners. The Company's license agreement for Stanley® footgear will terminate effective June 30, 2008. The Cat® footwear license has a current term extending through December 2011. The Harley-Davidson® footwear license is long term and extends for more than five years. The Patagonia® Footwear license extends for more than five years and also includes conditional renewal options. All of these license agreements are subject to early termination provisions.

          The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary marks whenever practicable and to vigorously defend its trademarks against infringement or other threats. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company vigorously protects its proprietary rights under applicable laws.

Order Backlog.

          At February 16, 2008, the Company had an order backlog of approximately $389 million compared with an order backlog of approximately $354 million at February 17, 2007, determined on a basis consistent with the current year. Substantially all of the backlog relates to demand for products expected to be shipped in 2008. Orders in backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition.

          The Company's footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company's major competitors for its brands of footwear are located in the United States and Europe. The Company has at least thirty major competitors in connection with the sale of its casual, work and outdoor footwear. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

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

Employees.

          As of December 29, 2007, the Company had approximately 4,651 domestic and foreign production, office and sales employees. Approximately 667 employees were covered by four union contracts expiring at various dates through April 30, 2009. The Company presently considers its employee relations to be good.

Available Information.

          Information about the Company, including the Company's Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance Committee Charter, is available at its website, www.wolverineworldwide.com. Printed copies of the documents listed above are available, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.

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

Implementation of Growth Strategy.

          As part of its growth strategy, the Company seeks to enhance the positioning of its brands and to extend its brands into complementary product categories and consumer groups, to expand geographically, and to improve operational performance. There can be no assurance that we will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company's business, results of operations and financial condition. There is no assurance that the Patagonia® Footwear initiative and the Company's expansion into apparel will be successful. The Company has invested substantial resources into these two product launches and the failure of either or both could have an adverse effect on the Company's business, results of operations and financial condition.

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

Protection of Intellectual Property; Continuation of Licensing Agreements.

          The Company invests significant resources to develop and protect its intellectual property. The Company's ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights. In addition, some of the Company's branded footwear operations are operated pursuant to licensing agreements with third party trademark owners. These agreements are subject to early termination for breach. Expiration or early termination of any of these license agreements by the licensor could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Anti-Takeover Provisions.

          Provisions of the Company's certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to protect stockholders' interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

Attraction and Retention of Qualified Personnel.

          The Company is dependent on the efforts and abilities of its senior executive officers. While the Company believes that its senior management team has significant depth and that appropriate senior management succession plans are in place, the loss of one or more members of senior executive management or the failure to successfully implement succession planning could have an adverse effect on the Company, its results of operations and financial condition. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel. While the Company has historically been successful in attracting and retaining key employees, competition for such employees in the footwear industry is intense and failure to retain or attract key employees could adversely impact the Company.

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

Name	Age	Positions held with the Company

Kenneth A. Grady	51	General Counsel and Secretary
Stephen L. Gulis, Jr.	50	Executive Vice President, Chief Financial Officer and Treasurer
Blake W. Krueger	54	Chief Executive Officer and President
Pamela L. Linton	58	Senior Vice President of Human Resources
Nicholas P. Ottenwess	45	Vice President of Finance and Corporate Controller
James D. Zwiers	40	Senior Vice President

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

          Stephen L. Gulis, Jr., has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since April 1996. Mr. Gulis will be taking on the role of Executive Vice President and President of the Company's Global Operations Group upon the appointment and integration of a new Chief Financial Officer. From 1994 to April 1996 he served as Vice President and Chief Financial Officer. From 1993 to 1994 he served as Vice President of Finance and Corporate Controller and from 1986 to 1993 he was the Vice President of Administration and Controller for The Hush Puppies Company.

          Blake W. Krueger has served the Company as Chief Executive Officer and President since April 2007. From October 2005 to April 2007 he served as Chief Operating Officer and President. From August 2004 to October 2005, he served as Executive Vice President and Secretary of the Company and President of the Heritage Brands Group. From November 2003 to August 2004 he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.

          Pamela L. Linton has served the Company as Senior Vice President of Human Resources since December 2007. From 2005 to 2007 she was an independent consultant. From 2001 to 2005 she was Senior Vice President, Global Human Resources of American Greetings Corporation, a greeting card and gift wrap company.

          Nicholas P. Ottenwess has served the Company as Vice President of Finance and Corporate Controller since June 2001. Mr. Ottenwess will be taking on the new role of Senior Vice President - Operations of the Outdoor Group in early 2008. From September 1997 to June 2001 he served as Corporate Controller. From 1993 to September 1997 he served as Vice President of Finance and Administration for The Hush Puppies Company.

          James D. Zwiers has served the Company as Senior Vice President since January 2008. From October 2006 to December 2007 he served as President of the Company's Hush Puppies U.S. Division. From October 2005 to October 2006 he served as the Company's General Counsel and Secretary. From December 2003 to October 2005 he served as General Counsel and Assistant Secretary. From January

1998 to December 2003 he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The Company's common stock is traded on the New York Stock Exchange under the symbol "WWW." The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2007 and 2006. The number of stockholders of record on February 22, 2008, was 1,301.

	2007		2006
Stock Price	High	Low	High	Low
First quarter	$31.08	$26.78	$24.21	$20.96
Second quarter	30.80	27.30	25.18	20.26
Third quarter	29.22	24.55	26.46	22.27
Fourth quarter	29.60	23.38	30.20	25.41

Cash Dividends Declared Per Share	2007	2006
First quarter	$.09	$.075
Second quarter	.09	.075
Third quarter	.09	.075
Fourth quarter	.09	.075

A quarterly dividend of $.11 per share was declared during the first quarter of fiscal 2008.

See Item 12 for information with respect to the Company's equity compensation plans.

Stock Performance Graph

          The following graph compares the cumulative total stockholder return on Wolverine common stock to the Standard & Poor's Small Cap 600 Index and the Standard & Poor's 600 Footwear Index, assuming an investment of $100.00 at the beginning of the period indicated. Wolverine is part of the Standard & Poor's Small Cap 600 Index and the Standard & Poor's Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company's SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

          The following table relates information regarding the Company's purchases of its own common stock during the fourth quarter of fiscal 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 9, 2007 to October 6, 2007)
Common Stock Repurchase Program(1)	--	$--	--	4,646,282
Employee Transactions(2)	--	--	N/A	N/A
Period 2 (October 7, 2007 to November 3, 2007)
Common Stock Repurchase Program(1)	802,817	$25.51	802,817	3,843,465
Employee Transactions(2)	--	--	N/A	N/A
Period 3 (November 4, 2007 to December 1, 2007)
Common Stock Repurchase Program(1)	393,000	$24.61	393,000	3,450,465
Employee Transactions(2)	--	--	N/A	N/A
Period 4 (December 2, 2007 to December 29, 2007)
Common Stock Repurchase Program(1)	--	--	--	3,450,465
Employee Transactions(2)	225	$25.80	N/A	N/A
Total for Fourth Quarter ended December 29, 2007
Common Stock Repurchase Program(1)	1,195,817	$25.21	1,195,817	3,450,465
Employee Transactions(2)	225	25.80	N/A	N/A

(1)

The Company's Board of Directors approved common stock repurchase programs on December 13, 2005 and April 19, 2007. These programs authorize the repurchase of 3.0 million and 7.0 million shares of common stock over a 24-month and 36-month period, respectively, commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

(2)

Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company's employee stock compensation plans currently provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company's common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data.

Five-Year Operating and Financial Summary (1)

	2007	2006	2005	2004	2003
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,198,972	$1,141,887	$1,060,999	$991,909	$888,926
Net earnings	92,886	83,647	74,467	65,938	51,716
Per share of common stock:
Basic net earnings(2)(3)	$1.77	$1.52	$1.33	$1.15	$.88
Diluted net earnings(2)(3)	1.70	1.47	1.27	1.09	.85
Cash dividends declared(2)	.36	.30	.26	.19	.15
Financial Position at Year End
Total assets	$638,378	$671,092	$626,580	$639,571	$593,762
Long-term debt	10,731	21,471	32,411	43,904	59,923

Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the notes thereto, which are attached as Appendix A to this Form 10-K.

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

OVERVIEW
Wolverine World Wide, Inc. (the "Company") continues to evolve from a leading global marketer of branded footwear into a global multi-branded footwear and apparel company. The Company's goal is articulated in its strategic vision - "To Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."  The Company intends to achieve this goal by extending key brands beyond footwear, strengthening the global brand portfolio, pursuing product excellence, leveraging global supply chain management and managing its brands' presence at retail. The Company is focused on delivering its long-term financial objectives of mid-to-upper single digit average annual revenue growth, annual double digit earnings per share increases, improved asset utilization and strong cash generation.

The following financial performance highlights of 2007 are a result of the execution of these strategies:

•	Eighth consecutive year of revenue growth with revenue increasing 5.0% to an all-time record level of $1.199 billion

•	Earnings per share achieved an all-time record level of $1.70 per share, an increase of 15.6% over the $1.47 reported in the prior year, which marks the fifth consecutive year of double-digit growth

•	Accounts receivable increased 17.9% resulting from the timing of deliveries to large international customers and increased shipments

•	Inventory decreased 10.0% primarily due to the successful execution of inventory reduction programs

•	Cash provided from operating activities for 2007 reached $123.3 million, marking the fifth consecutive year of cash generation in excess of $100.0 million

•	The Company's cash position remained strong at the end of 2007 with $76.1 million of cash on hand and debt outstanding of $10.7 million

•

New business initiatives were implemented as Patagonia® Footwear and Wolverine® Apparel completed their first full year of business in 2007 and Merrell® Apparel was launched in the second half of the year

The following is a discussion of the Company's results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated financial statements and notes. All share and per share amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted for all periods to reflect the three-for-two stock split distributed on February 1, 2005.

RESULTS OF OPERATIONS - FISCAL 2007 COMPARED TO FISCAL 2006

FINANCIAL SUMMARY - 2007 VERSUS 2006

2007				2006		Change
$		%		$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear, apparel and licensing	$1,099.2	91.7%		$1,036.9	90.8%	$62.3	6.0%
Other business units	99.8	8.3%		105.0	9.2%	(5.2)	(4.9%	)
Total revenue	$1,199.0	100.0%		$1,141.9	100.0%	$57.1	5.0%

Gross margin
Branded footwear, apparel and licensing	$434.6	39.5%		$402.3	38.8%	$32.3	8.0%
Other business units	37.3	37.4%		39.2	37.4%	(1.9)	(4.9%	)
Total gross margin	$471.9	39.4%		$441.5	38.7%	$30.4	6.9%

Selling and administrative expenses	$333.2	27.8%		$318.2	27.9%	$15.0	4.7%
Interest income - net	(.7)	(.1%	)	(.2)	.0%	(.5)	(227.1%	)
Other expense - net	.8	.1%		1.2	.1%	(.4)	(27.6%	)
Earnings before income taxes	138.6	11.6%		122.3	10.7%	16.3	13.3%
Net earnings	92.9	7.7%		83.6	7.3%	9.3	11.0%

Diluted earnings per share	$1.70	-		$1.47	-	$.23	15.6%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell®, Patagonia® Footwear, and Sebago® brands), the Wolverine Footwear Group (comprised of the Wolverine®, HyTest®, Bates® and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of Cat® Footwear and Harley-Davidson® Footwear), The Hush Puppies Company, and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

TOTAL REVENUE

	2007		2006		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$458.3	38.2%	$393.3	34.4%	$65.0	16.5%
Wolverine Footwear Group	256.6	21.4%	275.8	24.2%	(19.2)	(6.9%	)
Heritage Brands Group	199.4	16.7%	192.3	16.8%	7.1	3.7%
The Hush Puppies Company	174.1	14.5%	169.9	14.9%	4.2	2.4%
Other Branded Footwear	10.8	.9%	5.6	.5%	5.2	92.5%
Total branded footwear, apparel and licensing revenue	$1,099.2	91.7%	$1,036.9	90.8%	$62.3	6.0%
Other business units	99.8	8.3%	105.0	9.2%	(5.2)	(4.9%	)
Total revenue	$1,199.0	100.0%	$1,141.9	100.0%	$57.1	5.0%

REVENUE
Revenue for 2007 increased $57.1 million over 2006. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing segment operations, as discussed below, contributed $39.5 million of the revenue increase. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $22.8 million. The other business units' revenue decreased $5.2 million. Both domestic and international revenue increased, with international revenue accounting for 39.1% of total revenue in 2007 compared to 36.8% in 2006.

The Outdoor Group reported an increase in revenue of $65.0 million over 2006, its tenth year of double-digit growth. The Merrell® footwear business realized a $41.8 million increase over the prior year as revenue increases were achieved across all geographic locations. Strong sales in the multi-sport and trail running categories along with strong reorders of the women's casual product drove the majority of the increase. The brand also continued to experience growth with its network of international distributors. The Merrell® Apparel division, which launched in the second half of 2007, contributed $4.6 million in revenue. The Sebago® brand experienced an increase in revenue of $7.1 million during 2007 due to strong consumer and retail response across all categories including marine, dress casual, sandals and kids. In the first full year of business, Patagonia® experienced strong sell-through, especially in men's product, and contributed approximately $11.5 million to the increase.

The Wolverine Footwear Group recorded a $19.2 million decrease in revenue for 2007, as compared to 2006. The Wolverine® business experienced an increase of $5.2 million during 2007 due to higher demand in the mobile distribution channel, strong reorder activity on the MultiShox® comfort technology product, the successful introduction of the Contour WeltTM technology and the launch of the Wolverine® Apparel business. The Bates® division recognized a decrease in revenue from 2006 of $7.2 million due to a planned reduction in demand from the U.S. Department of Defense. Planned lower sales due to the phase out of Stanley® Footgear and private label businesses decreased revenue by $5.2 million and $12.0 million, respectively.

The Heritage Brands Group experienced a $7.1 million revenue increase in 2007, as compared to 2006. Cat® Footwear's revenue increased $7.4 million driven by strong revenue growth in the U.S. and globally through the international distribution network. Positive momentum has been driven through continued focus on strong integrated product marketing concepts including the Legendary Raw Collection and iTechnology™ collection. The Harley-Davidson® Footwear brand experienced a $.3 million revenue decrease in 2007 as the brand refocuses its distribution in the U.S.

The Hush Puppies Company's revenue increased $4.2 million in 2007. The majority of the revenue growth was driven by increased wholesale shipments in the Canadian and European markets, as well as higher royalty income generated by international licensees. Strong response to the Hush Puppies® product fueled a revenue increase of $2.3 million in Canada and an increase of $8.7 million in Europe. Revenue for the U.S. market decreased $6.5 million from 2006 due to the internal reorganization of the SoftStyle® business, a weak spring sandal season and reducing inventories to limit retail risk. A $3.9 million revenue decrease in the slipper operations was experienced as the Company decided to phase out of the slipper business. International licensing revenue increased $3.6 million in 2007 as global demand for Hush Puppies® product continued to grow.

Within the Company's other business units, Wolverine Retail reported a $4.8 million increase in revenue as a result of a mid-single digit same-store revenue increase, as well as the net addition of eight stores as compared to 2006. The Wolverine Leathers operation reported a $10.0 million revenue decrease primarily due to decreased demand for the Company's proprietary sueded products.

The Company ended 2007 with an increase in order backlog of nearly 10% above 2006 year-end levels. This backlog principally reflects demand for the first half of 2008.

GROSS MARGIN
The gross margin level for 2007 of 39.4% was a 70 basis point increase over the prior year. Increased initial pricing margins, strong inventory reduction programs, and improvements in sourcing and manufacturing operations increased margin by 110 basis points. Offsetting a portion of this improvement were inventory reserve increases associated with apparel inventory and domestically produced footwear. Benefits from favorable foreign exchange contract rates associated with the Company's foreign entity inventory purchases added 60 basis points. These improvements were partially offset by a reduction of 20 basis points due to increased product costs on the European operations related to the levying of dumping duties on products sourced from China and Vietnam and increased shipments to lower gross margin international distributors, which decreased gross margin by 80 basis points.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $333.2 million for 2007 increased $15.0 million from $318.2 million in 2006. Selling and administrative expenses as a percentage of revenue decreased 10 basis points as compared to the prior year reflecting improvements in overall distribution costs and reductions in employee benefit expenses of $7.0 million. The Company invested an additional $9.4 million in product development, selling, advertising and administrative costs on the Merrell® Apparel and Patagonia® Footwear initiatives in 2007 compared to 2006. Additional brand development initiatives during the year increased selling and advertising costs by $9.5 million. The remaining increases related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest reflected lower average outstanding amounts on senior notes.

The decrease in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective income tax rate for 2007 was 33.0% compared to 31.6% in 2006.  In the fourth quarter of 2006, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits.  The annualized effective tax rate for fiscal 2008 is estimated to range from 32.5% to 33.5%.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $92.9 million compared to $83.6 million in 2006, an increase of $9.3 million.

RESULTS OF OPERATIONS - FISCAL 2006 COMPARED TO FISCAL 2005

FINANCIAL SUMMARY - 2006 VERSUS 2005

2006			2005		Change
$		%	$	%	$	%
(Millions of Dollars, Except Per Share Data)
Revenue
Branded footwear, apparel and licensing	$1,036.9	90.8%	$964.5	90.9%	$72.4	7.5%
Other business units	105.0	9.2%	96.5	9.1%	8.5	8.8%
Total revenue	$1,141.9	100.0%	$1,061.0	100.0%	$80.9	7.6%

Gross margin
Branded footwear, apparel and licensing	$402.3	38.8%	$369.6	38.3%	$32.7	8.9%
Other business units	39.2	37.4%	35.6	36.9%	3.6	10.1%
Total gross margin	441.5	38.7%	$405.2	38.2%	$36.3	9.0%

Selling and administrative expenses	$318.2	27.9%	$291.9	27.5%	$26.3	9.0%
Interest (income) expense - net	(.2)	.0%	1.9	.2%	(2.1)	(110.6%	)
Other expense - net	1.2	.1%	.2	.0%	1.0	698.7%

Earnings before income taxes	122.3	10.7%	111.2	10.5%	11.1	9.9%
Net earnings	83.6	7.3%	74.5	7.0%	9.1	12.3%

Diluted earnings per share	$1.47	-	$1.27	-	$.20	15.7%

The following is supplemental information on total revenue:

TOTAL REVENUE
	2006		2005		Change
	$	%	$	%	$	%
(Millions of Dollars)
Outdoor Group	$393.3	34.4%	$337.8	31.8%	$55.5	16.5%
Wolverine Footwear Group	275.8	24.2%	285.5	26.9%	(9.7)	(3.4%	)
Heritage Brands Group	192.3	16.8%	174.2	16.4%	18.1	10.4%
The Hush Puppies Company	169.9	14.9%	163.4	15.4%	6.5	4.0%
Other Branded Footwear	5.6	.5%	3.6	.4%	2.0	57.8%
Total branded footwear, apparel and licensing revenue	$1,036.9	90.8%	$964.5	90.9%	$72.4	7.5%
Other business units	105.0	9.2%	96.5	9.1%	8.5	8.8%
Total revenue	$1,141.9	100.0%	$1,061.0	100.0%	$80.9	7.6%

REVENUE
Revenue for 2006 increased $80.9 million over 2005. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing segment operations, as discussed below, contributed $66.8 million of the revenue increase. Of the $66.8 million revenue increase, $19.2 million was attributed to increased shipments to an international distributor and the conversion of this distributor from a royalty arrangement to a wholesale operation, which required recognition of sales and cost of products sold. The impact of translating foreign denominated revenue to U.S. dollars improved revenue by $5.6 million. The other business units contributed $8.5 million to the increase. Both domestic and international revenue increased, with international revenue accounting for 36.8% of total revenue in 2006 compared to 30.2% in 2005.

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

The Wolverine Footwear Group recorded a $9.7 million decrease in revenue for 2006, as compared to 2005. The Wolverine® boot business experienced an increase of $3.8 million during 2006 due to strong customer demand and reorder activity on the MultiShox® comfort technology product. A decrease of $6.0 million in the Bates® division was primarily the result of a planned reduction of Department of Defense contract shipments. The Stanley® Footgear and private label businesses realized $3.6 million and $3.9 million revenue decreases, respectively, due to reduced customer demand.

The Heritage Brands Group experienced an $18.1 million revenue increase in 2006 as compared to 2005. Cat® Footwear's revenue increased $16.1 million driven by strong revenue growth in the U.S., Canada, continental Europe and globally through the international distribution network. Improved sell-through results were experienced through the introduction of expanded product campaigns including the Legendary Raw Collection and iTechnology™ collection. Increased shipments to the Harley-Davidson®

dealer network resulted in a $2.0 million revenue increase for the Harley-Davidson® Footwear brand in 2006. The growth and change in the international distributor arrangement mentioned above contributed $7.4 million to the increase for the Heritage Brands Group.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 29,	December 30,	Change
	2007	2006	$	%
(Millions of Dollars)
Cash and cash equivalents	$ 76.1	$ 124.7	$ (48.6)	(39.0%	)
Accounts receivable	179.9	152.6	27.3	17.9%
Inventories	165.9	184.3	(18.4)	(10.0%	)
Accounts payable	51.6	47.4	4.2	8.7%
Accrued salaries and wages	18.5	19.3	(.8)	(4.0%	)
Other accrued liabilities	41.9	43.5	(1.6)	(3.8%	)
Debt	10.7	21.5	(10.8)	(50.0%	)

Cash provided by operating activities	123.3	109.7	13.6	12.4%
Additions to property, plant and equipment	17.9	17.1	.8	4.8%
Depreciation and amortization	22.8	22.0	.8	3.6%

The Company continued to strengthen its balance sheet in 2007. Cash of $123.3 million was generated from operating activities in 2007. Accounts receivable increased 17.9% on a 5.0% revenue gain resulting from the timing of deliveries to large international customers and increased shipments. Accounts receivable days sales outstanding increased 1.0% in comparison to 2006. Inventory levels were down 10.0% at year end and inventory turns increased by 2.8% in comparison to the prior year primarily due to successful execution of inventory reduction programs.

The increase in accounts payable was attributed to the timing of inventory purchases from contract suppliers. The decrease in other accrued liabilities was primarily attributable to foreign currency forward exchange contracts, profit-sharing accruals, and a decrease in taxes payable.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, distribution equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. No amounts were outstanding under the revolving credit facility at December 29, 2007 or December 30, 2006. The Company was in compliance with all debt covenant requirements at December 29, 2007 and December 30, 2006. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The decrease in debt was the result of annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $2.1 million and $2.8 million at the end of 2007 and 2006, respectively. The total debt to total capital ratio for the Company was 2.2% in 2007 and 4.1% in 2006.

The Company's pension benefit results are based upon actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax expense resulting from the Company's qualified defined benefit pension plans decreased $4.1 million for 2007 when compared to 2006 primarily due to the reduction in amortization of prior market value losses and a discount rate increase.  In 2006, the Company adopted the provision of SFAS No. 158 requiring the recognition of the funded status of pension plans on its balance sheet.  As a result, in 2006 the Company recorded a net reduction of $13.1 million within the accumulated other comprehensive income component of stockholders' equity, a reduction to net assets of $12.3 million and an increase to net liabilities of $1.6 million.  This adjustment had no impact on the net earnings or cash flows of the Company. The Company estimates that pre-tax expense related to qualified defined benefit pension plans will decrease in 2008 as compared to 2007 by approximately $1.1 million primarily as a result of the reduction in the amortization of prior market value losses and a discount rate increase.

Applying the provisions of SFAS No. 87, SFAS No. 132 and SFAS No. 158, the Company's qualified defined benefit pension plans (the "Plans") were overfunded by $17.2 million in 2007 and $9.6 million in 2006. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2007 and 2006. Discretionary cash contributions were made to the Plans totaling $3.0 million in both 2007 and in 2006 to provide long-term stability to the Plans. The Company expects to contribute approximately $3.0 million to its qualified defined benefit pension plans and approximately $1.8 million to the Supplemental Executive Retirement Plan (SERP) in 2008.

In the fourth quarter and full year 2006 results, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits.  In 2005, the Company elected to repatriate earnings of foreign subsidiaries as provided under the American Jobs Creation Act of 2004, which provided for a tax deduction of 85% of certain foreign earnings that were repatriated in 2005. During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings of $41.5 million and, as a result, recorded a related tax expense of $1.4 million.  No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries of $176.2 million at December 29, 2007 ($125.3 million at December 30, 2006) as the Company expects such earnings will remain invested overseas indefinitely.

The Company's Board of Directors approved common stock repurchase programs on April 19, 2007 and December 13, 2005. These programs authorize the repurchase of 7.0 million and 3.0 million shares of common stock over a 36-month and 24-month period, respectively, commencing on the effective date of the program. The primary purpose of these stock repurchase programs is to increase shareholder value. The Company intends to continue repurchasing shares of its common stock in open market or privately negotiated transactions, from time-to-time, depending upon market conditions and other factors.

	2007		2006		Cumulative
Authorization effective date	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased
April 19, 2007	3,549,535	$95,945,000	-	$-	3,549,535	$95,945,000
December 13, 2005	1,191,882	$33,864,000	1,808,118	42,039,000	3,000,000	75,950,000
October 5, 2004	-	-	18,882	407,000	3,000,000	64,862,000

The Company declared dividends of $18.8 million in 2007, or $.36 per share, which was a 20.0% increase on a per share basis over the $16.5 million, or $.30 per share, declared in 2006. On February 7, 2008, the Company declared a quarterly cash dividend of $.11 per share of common stock, an increase of 22.2% as compared to the same period of 2007. The quarterly dividend is payable on May 1, 2008, to shareholders of record on April 1, 2008.

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

On January 3, 2005, the Company expanded its owned Cat® and Wolverine® Footwear operations in Canada. This expansion allowed the Company to directly wholesale all of its major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2.1 million and assumed liabilities of $.8 million were acquired from a former Wolverine® and Cat® Footwear distributor for $2.3 million in cash and resulted in goodwill and intangible assets of approximately $1.0 million. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear, apparel and licensing segment. The amortizable intangible assets have a weighted average useful life of approximately ten years.

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

NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (fiscal year 2009 for the Company). The Company expects the adoption will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. The Company will assess the impact of this standard on the consolidated financial statements if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will assess the impact of this standard on the consolidated financial statements if and when a future acquisition occurs.

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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company's expectations. Adjustments to these estimates may be required if the financial condition of the Company's customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period the Company made such a determination. At December 29, 2007 and December 30, 2006, management believes that it has provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process and finished good inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company's retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories that were acquired as part of asset purchase transactions. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company's cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company's cost of sales and inventory would be recorded in the period in which such determination was made. At December 29, 2007 and December 30, 2006, management believes that it has provided sufficient reserves for excess or obsolete inventories.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and there was no impairment indicated for the years ended December 29, 2007 or December 30, 2006.

INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would result in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the potential for realizing gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2007 or 2006.

On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and earnings by tax jurisdictions during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the revised expected annual rate.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term and (c) the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amounts recognized on the consolidated condensed statements of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of its debt on a fixed-rate basis. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report Form 10-K, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At December 29, 2007 and December 30, 2006, the Company had outstanding forward currency exchange contracts to purchase $70.4 million and $56.4 million, respectively, of various currencies (principally U.S. dollars) with maturities ranging up to 252 days.

The Company also has production facilities in the Dominican Republic where financial statements reflect U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company is subject to related foreign currency remeasurement gains and losses in 2008 and beyond.

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and The Netherlands. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended December 29, 2007, the strengthening of foreign currencies increased the value of these investments in net assets by $13.6 million. For the year ended December 30, 2006, the strengthening of foreign currencies increased the value of these investments in net assets by $9.5 million.

These changes resulted in cumulative foreign currency translation adjustments at December 29, 2007 and December 30, 2006 of $35.4 million and $21.8 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders' equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to effectively manage overall borrowing costs. To achieve its objectives, the Company maintains substantially all fixed-rate debt to take advantage of lower relative interest rates currently available and finances seasonal working capital needs with variable-rate debt. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that is being amortized over the term of the senior notes. The remaining unamortized balance at December 29, 2007 was $.2 million. The amortization of the prepayment creates an effective interest rate of 6.78% on the senior notes.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

The following table lists required principal payments and related interest rates for the Company's short- and long-term debt by fiscal year of maturity.

							2007		2006
	2008	2009	2010	2011	2012	There- after	Total	Fair Value	Total	Fair Value
(Millions of Dollars, Except Percentages)
Denominated in U.S. Dollars:
Fixed rate	$10.7	-	-	-	-	-	$10.7	$11.0	$21.4	$21.7
Average interest rate	6.5%	-	-	-	-	-	6.5%	-	6.5%	-

The Company has the following payments under contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Thousands of Dollars)
Long-term debt	$10,714	$10,714	$-	$-	$-
Estimated interest on long-term debt	696	696	-	-	-
Capital leases	20	20	-	-	-
Operating leases	159,258	18,702	33,568	26,474	80,514
Purchase obligations (1)	161,804	161,804	-	-	-
Deferred compensation	1,442	295	440	333	374
Pension (2)	3,000	3,000	-	-	-
SERP	18,262	1,772	3,259	3,361	9,870
Dividends declared	10,084	10,084	-	-	-
Minimum royalties	6,676	1,062	2,872	2,742	-
Minimum advertising	12,479	2,023	4,268	4,528	1,660
Total (3)	$384,435	$210,172	$44,407	$37,438	$92,418

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.

(2)

Pension obligations reflect only planned pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(3)

The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 29, 2007 is $2.9 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

The Company had $154.8 million of additional borrowing capacity available under all of its existing credit facilities at December 29, 2007. The Company's additional borrowing capacity is summarized as follows:

	Expiration of availability
	Total commitments available	Less than 1 year	1 year or greater
(Millions of Dollars)
Revolving credit	$150.0	$ -	$150.0
Standby letters of credit	4.8	4.8	-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management's Report on Internal Control Over Financial Reporting.

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

          The effectiveness of the Company's internal control over financial reporting as of December 29, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

          There was no change in the Company's internal control over financial reporting that occurred during the sixteen-week period ended December 29, 2007 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC Regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that David T. Kollat and Jeffrey M. Boromisa are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, under the caption "Wolverine's Board of Directors" under the subheading "Board Committees and Meetings - Audit Committee."

          The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer, and has adopted a Code of Conduct & Compliance that applies to the Company's directors and employees. The Accounting and Finance Code of Ethics and the Code of Conduct & Compliance are available on the Company's website, www.wolverineworldwide.com. Any waiver from the Accounting and Finance Code of Ethics or the Code of Conduct & Compliance with respect to the Company's executive officers and directors will be disclosed on the Company's website. Any amendment to the Accounting and Finance Code of Ethics will be disclosed on the Company's website.

          The information regarding directors of the Company contained under the caption "Election of Directors" and under the caption "Wolverine's Board of Directors" under the subheading "Nominees for Terms Expiring in 2011," "Continuing Directors - Terms Expiring in 2010," and "Continuing Directors -

Terms Expiring in 2009" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference.

          The information regarding directors and executive officers of the Company under the caption "Related Matters" under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference. Additional information regarding Executive Officers is provided in the Supplemental Item following Item 4 of Part I above.

Item 11.	Executive Compensation.

          The information contained under the captions "Executive Compensation," "Potential Payments Upon Termination or Change in Control," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the caption "Ownership of Wolverine Stock" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference.

          The following table provides information about Wolverine's equity compensation plans as of December 29, 2007:

Equity Compensation Plan Information
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,588,245	(2)(3)	$18.46	4,386,758	(4)

Equity compensation plans not approved by security holders	-		N/A	-

Total	4,588,245		$18.46	4,386,758

Notes to Equity Compensation Plan Information

(1)

Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

(2)

Includes: (i) 4,137,061 stock options awarded to employees under the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Stock Incentive Plan of 1999, the Stock Incentive Plan of 2001, the Stock Incentive Plan of 2003 and the Stock Incentive Plan of 2005; and (ii) and 451,184 stock options awarded to non-employee directors under the Stock Incentive Plan of 2005 and the Amended and Restated Directors' Stock Option Plan approved by stockholders in 2002 and the previous Amended and Restated Directors' Stock Option Plan initially adopted in 1988. Column (a) does not include stock units credited to outside directors' fee accounts or retirement accounts under the Outside Directors' Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director's fee account and retirement account under the Outside Directors' Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company's equity compensation plans.

(3)	Of this amount, 953,150 options were not exercisable as of December 29, 2007, due to vesting restrictions.

(4)

Comprised of: (i) 508,392 shares available for issuance under the Outside Directors' Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 3,878,366 shares issuable under the various employee stock incentive plans. Of these total amounts available, the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right as of December 29, 2007:

•	Outside Directors' Deferred Compensation Plan: 508,392
•	Stock Incentive Plan of 1999: 32,428
•	Stock Incentive Plan of 2001: 382,966
•	Stock Incentive Plan of 2003: 75,852
•	Stock Incentive Plan of 2005: 1,693,560

The Outside Directors' Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors' Deferred Compensation Plan. Participation in the plan in addition to the annual equity retainer is voluntary. The plan allows participating directors to receive, in lieu of some or all directors' fees, a number of stock units equal to the amount of the deferred directors' fees divided by the fair market value of the Company's common stock on the date of payment of the next cash dividend on the Company's common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director's fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company's common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 508,392 shares issuable under the Outside Directors' Deferred Compensation Plan, 194,002 shares have been issued to a trust to satisfy the Company's obligations and are included in shares reported as issued and outstanding as of the record date.

The employee stock incentive plans listed above are equity-based incentive plans for officers, key employees, and, under the Stock Incentive Plan of 2005, directors. Those plans authorize awards of stock options, restricted common stock, common stock and, under certain plans, tax benefit rights, restricted stock units, deferred stock units, and/or stock appreciation rights. The Stock Incentive Plans of 2001 and 2003 specifically limit the number of shares that can be awarded as restricted or unrestricted common stock to 40% and 15%, respectively, of the shares authorized under the plan. The Stock Incentive Plan of 2005 provides that each share of restricted or unrestricted common stock, each restricted stock unit and each stock appreciation right is counted as two shares against the total number of shares authorized under the plan. The number of securities listed as remaining available in column (c) of the table assumes the grant of all stock options, which count as only one share against the total number of shares authorized under the Stock Incentive Plan of 2005. Actual shares available under the Stock Incentive Plan of 2005 will be less to the extent that awards of restricted or unrestricted common stock, restricted stock units or stock appreciation rights are issued from that plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under a plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          The information contained under the caption "Related Matters" under the subheading "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference. The information contained under the caption "Corporate Governance Principles" under the subheading "Independence" contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 17, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006.

•	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005.

•	Notes to the Consolidated Financial Statements as of December 29, 2007.

•	Reports of Independent Registered Public Accounting Firm.

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix B.

          The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts of Continuing Operations.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits.

          The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 8, 2007. Here incorporated by reference.

4.1	Restated Certificate of Incorporation. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

4.4

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.3 and 4.5. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.5

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

10.1

Amended and Restated 1993 Stock Incentive Plan.* Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.2

Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.3

Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.4

Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.5

Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.6

Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.7

Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.8

Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.9	Amended and Restated Outside Directors' Deferred Compensation Plan.*

10.10

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.11

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.*

10.13

Executive Severance Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.15

Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference. An updated participant schedule of current executive officers participating in the plan is attached as Exhibit 10.16.

10.17	Employees' Pension Plan (Restated as amended through November 30, 2007).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

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

10.27	Separation and Release Agreement between Wolverine World Wide, Inc. and Cheryl L. Johnson.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.
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

WOLVERINE WORLD WIDE, INC.

Dated: February 26, 2008	By:	/s/ Blake W. Krueger
Blake W. Krueger Chief Executive Officer and President (Principal Executive Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2008

/s/ Stephen L. Gulis, Jr. Stephen L. Gulis, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2008

/s/ Nicholas P. Ottenwess Nicholas P. Ottenwess	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2008

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	February 26, 2008

*/s/ William K. Gerber William K. Gerber	Director	February 26, 2008

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	February 26, 2008

*/s/ David T. Kollat David T. Kollat	Director	February 26, 2008

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	February 26, 2008

/s/ Blake W. Krueger Blake W. Krueger	Director	February 26, 2008

*/s/ Phillip D. Matthews Phillip D. Matthews	Director	February 26, 2008

*/s/ David P. Mehney David P. Mehney	Director	February 26, 2008

*/s/ Timothy J. O'Donovan Timothy J. O'Donovan	Director and Chairman	February 26, 2008

*/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 26, 2008

*/s/ Michael A. Volkema Michael A. Volkema	Director	February 26, 2008

*By /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chief Executive Officer and President	February 26, 2008

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2007	2006
(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$76,087	$124,663
Accounts receivable, less allowances (2007 - $13,643; 2006 - $13,320)	179,934	152,608
Inventories
Finished products	148,925	168,603
Raw materials and work-in-process	16,927	15,656
	165,852	184,259

Deferred income taxes	11,909	8,346
Prepaid expenses and other current assets	11,859	15,437
Total current assets	445,641	485,313

Property, plant and equipment:
Land	882	882
Buildings and improvements	76,678	71,687
Machinery and equipment	149,944	146,967
Software	60,702	58,187
	288,206	277,723

Less accumulated depreciation	202,789	189,771
	85,417	87,952
Other assets:
Goodwill	39,573	38,776
Other non-amortizable intangibles	8,936	8,506
Cash surrender value of life insurance	32,886	31,739
Pension assets	17,752	10,233
Deferred income taxes	3,877	3,736
Other	4,296	4,837
	107,320	97,827
Total assets	$638,378	$671,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,551	$47,420
Salaries, wages and other compensation	18,475	19,254
Income taxes	3,911	6,435
Taxes, other than income taxes	5,855	4,414
Other accrued expenses	32,109	32,662
Current maturities of long-term debt	10,731	10,730
Total current liabilities	122,632	120,915

Long-term debt, less current maturities	-	10,741
Deferred compensation	10,204	11,026
Accrued pension liabilities	25,684	22,744
Other liabilities	1,079	1,107

Stockholders' equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares
issued, including treasury shares: 2007 - 61,085,123; 2006 - 60,468,000	61,085	60,468
Additional paid-in capital	47,786	31,341
Retained earnings	591,706	519,815
Accumulated other comprehensive income	22,268	3,923
Cost of shares in treasury: 2007 - 9,850,299 shares; 2006 - 5,005,487 shares	(244,066)	(110,988)
Total stockholders' equity	478,779	504,559
Total liabilities and stockholders' equity	$638,378	$671,092

(  ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Fiscal Year
	2007	2006	2005
(Thousands of Dollars, Except Per Share Data)
COMMON STOCK
Balance at beginning of the year	$60,468	$59,212	$67,350
Common stock issued under stock incentive plans (2007 - 618,123 shares; 2006 - 1,255,286 shares; 2005 - 1,214,857 shares)	617	1,256	1,214
Impact of stock split on treasury shares	-	-	(9,352)
Balance at end of the year	61,085	60,468	59,212
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	31,341	13,203	99,518
Stock-based compensation expense	8,316	7,155	-
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	-	(5,873)	-
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	4,603	12,254	14,609
Income tax benefits	3,572	4,672	3,720
Impact of stock split on treasury shares	-	-	(104,726)
Issuance of treasury shares (2007 - 12,661 shares; 2006 - 14,511 shares; 2005 - 11,662 shares)	47	55	12
Net change in employee notes receivable	(93)	(125)	70
Balance at end of the year	47,786	31,341	13,203
RETAINED EARNINGS
Balance at beginning of the year	519,815	452,672	437,406
Impact of stock split on treasury shares	-	-	(44,725)
Net earnings	92,886	83,647	74,467
Cash dividends declared (2007 - $.36 per share; 2006 - $.30 per share; 2005 - $.26 per share)	(18,844)	(16,504)	(14,476)
Cumulative effect of adopting FIN 48 (See Note 7)	(509)	-	-
Pension adjustments (See Note 6)	(1,642)	-	-
Balance at end of the year	591,706	519,815	452,672
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	3,923	9,398	19,446
Foreign currency translation adjustments	13,643	9,548	(11,544)
Change in fair value of foreign exchange contracts, net of taxes (2007 - $929; 2006 - $901; 2005 - $1,280)	(1,007)	(1,657)	2,085
Pension adjustments, net of taxes (2007 - ($3,396); 2006 - $6,885; 2005 - $303)	5,709	(13,366)	(589)
Balance at end of the year	22,268	3,923	9,398
UNEARNED COMPENSATION
Balance at beginning of the year	-	(5,873)	(4,955)
Awards under restricted stock incentive plans	-	-	(4,190)
Compensation expense	-	-	3,272
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	-	5,873	-
Balance at end of the year	-	-	(5,873)
COST OF SHARES IN TREASURY
Balance at beginning of the year	(110,988)	(66,291)	(160,474)
Common stock purchased for treasury (2007 - 4,587,473 shares; 2006 - 1,937,450 shares; 2005 - 2,994,210 shares)	(133,379)	(45,009)	(64,856)
Issuance of treasury shares (2007 - 12,661 shares; 2006 - 14,511 shares; 2005 - 11,662 shares)	301	312	236
Impact of stock split on treasury shares	-	-	158,803
Balance at end of the year	(244,066)	(110,988)	(66,291)
Total stockholders' equity at end of the year	$478,779	$504,559	$462,321
COMPREHENSIVE INCOME
Net earnings	$92,886	$83,647	$74,467
Foreign currency translation adjustments	13,643	9,548	(11,544)
Change in fair value of foreign exchange contracts, net of taxes	(1,007)	(1,657)	2,085
Pension liability adjustment, net of taxes	5,709	(306)	(589)
Total comprehensive income	$111,231	$91,232	$64,419

(  ) Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2007	2006	2005
(Thousands of Dollars, Except Per Share Data)

Revenue	$1,198,972	$1,141,887	$1,060,999

Cost and expenses:
Cost of products sold	727,041	700,349	655,800
Selling and administrative expenses	333,151	318,243	291,891
Interest expense	2,470	2,973	3,647
Interest income	(3,134)	(3,175)	(1,736)
Other expense	873	1,205	150
	1,060,401	1,019,595	949,752
Earnings before income taxes	138,571	122,292	111,247

Income taxes	45,685	38,645	36,780

Net earnings	$92,886	$83,647	$74,467

Net earnings per share:
Basic	$1.77	$1.52	$1.33
Diluted	1.70	1.47	1.27

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2007	2006	2005
(Thousands of Dollars)
OPERATING ACTIVITIES
Net earnings	$92,886	$83,647	$74,467
Adjustments necessary to reconcile net earnings
to net cash provided by operating activities:
Depreciation	20,223	21,024	19,470
Amortization	2,568	968	593
Deferred income taxes	(5,660)	(8,543)	(4,908)
Stock-based compensation expense	8,316	7,155	3,272
Excess tax benefits from stock-based compensation	(2,620)	(3,599)	-
Pension	2,884	7,254	6,221
Other	4,339	3,498	2,378
Changes in operating assets and liabilities:
Accounts receivable	(21,530)	6,409	(7,739)
Inventories	22,450	(18,764)	19,375
Other operating assets	3,141	(3,382)	11,221
Accounts payable	3,140	5,434	(4,862)
Other operating liabilities	(6,849)	8,588	(2,153)
Net cash provided by operating activities	123,288	109,689	117,335

INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	-	-	(4,602)
Additions to property, plant and equipment	(17,879)	(17,067)	(19,160)
Other	(4,441)	(2,039)	3,599
Net cash used in investing activities	(22,320)	(19,106)	(20,163)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	168,287	61,685	69,972
Payments of long-term debt	(179,026)	(72,624)	(81,465)
Cash dividends paid	(18,391)	(16,079)	(14,814)
Purchase of common stock for treasury	(133,379)	(45,009)	(64,856)
Proceeds from shares issued under stock incentive plans	5,662	13,752	11,951
Excess tax benefits from stock-based compensation	2,620	3,599	-
Net cash used in financing activities	(154,227)	(54,676)	(79,212)
Effect of foreign exchange rate changes	4,683	3,498	(4,874)
Increase (decrease) in cash and cash equivalents	(48,576)	39,405	13,086

Cash and cash equivalents at beginning of the year	124,663	85,258	72,172
Cash and cash equivalents at end of the year	$76,087	$124,663	$85,258

OTHER CASH FLOW INFORMATION
Interest paid	$1,916	$2,545	$3,171
Net income taxes paid	48,336	35,784	27,207

(  ) Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

NATURE OF OPERATIONS
Wolverine World Wide, Inc. (NYSE: WWW) is a leading designer, manufacturer and marketer of a broad line of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company's global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear and Wolverine®. Apparel and licensing programs are utilized to extend the Company's owned brands into product categories beyond footwear. The Company also operates a retail division to showcase its brands and branded footwear and apparel from other manufacturers, a tannery that produces Wolverine Performance Leathers™ and a pigskin procurement operation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week periods ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents and customer relationships. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to ten years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $3,487,000 and $3,389,000 for 2007 and 2006, respectively, and accumulated amortization of $4,986,000 and $2,457,000 for 2007 and 2006, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2007 is as follows: 2008 - $1,197,000; 2009 - $1,046,000; 2010 - $781,000; 2011 - $343,000; 2012 - $60,000.

The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill and other non-amortizable intangibles.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 29, 2007 and December 30, 2006 are as follows:

	Goodwill	Trademarks	Total
(Thousands of Dollars)
Balance at December 31, 2005	$35,624	$8,347	$43,971
Intangibles acquired	-	277	277
Trademark disposals	-	(118)	(118)
Foreign currency translation effects	3,152	-	3,152
Balance at December 30, 2006	$38,776	$8,506	$47,282
Intangibles acquired	-	430	430
Foreign currency translation effects	797	-	797
Balance at December 29, 2007	$39,573	$8,936	$48,509

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

STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 29, 2007 and December 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results of prior periods have not been restated.

The Company recognized compensation costs of $8,316,000 and $7,155,000 and related income tax benefits of $2,092,000 and $1,967,000 for its stock-based compensation plans in the statements of operations for the years ended December 29, 2007 and December 30, 2006, respectively. Compensation costs capitalized as part of inventory and property, plant and equipment were not material.

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

		2005
(Thousands of Dollars, Except Per Share Data)
Net earnings, as reported		$74,467
Add:	Total stock-based employee compensation expense included in reported net income, net of related tax effects	3,272
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,266
Pro forma net earnings		$70,473

Net earnings per share:
Basic-as reported		$1.33
Basic-pro forma		1.26
Diluted-as reported		1.27
Diluted-pro forma		1.20

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $6.87, $5.29 and $5.10 per share in 2007, 2006 and 2005, respectively, with the following weighted-average assumptions:

	2007	2006	2005
Expected market price volatility (1)	23.3%	24.5%	23.9%
Risk-free interest rate (2)	4.8%	4.6%	3.7%
Dividend yield (3)	1.4%	1.4%	1.1%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended December 29, 2007 and December 30, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

ADVERTISING COSTS
Advertising costs are expensed as incurred and customer specific advertising dollars are expensed when earned by customers. Total advertising expense was $45,982,000 in 2007, $42,037,000 in 2006 and $40,059,000 in 2005, and includes customer specific advertising dollars of $12,160,000 in 2007,

$9,327,000 in 2006 and $6,445,000 in 2005. The Company provides sales incentives to certain retail customers in the form of a cooperative advertising program and accounts for this in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Under this program, customers are reimbursed for Company-approved advertising expenditures where the value to the Company is objectively verifiable.

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

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2007	2006	2005
Weighted average shares outstanding during the year	53,140,581	55,655,822	57,241,893
Adjustment for nonvested restricted common stock	(641,088)	(802,624)	(1,098,177)
Denominator for basic earnings per share	52,499,493	54,853,198	56,143,716
Effect of dilutive stock options	1,586,804	1,622,103	1,742,344
Adjustment for nonvested common stock - treasury method	401,369	455,806	789,065
Denominator for diluted earnings per share	54,487,666	56,931,107	58,675,125

Options to purchase 546,247 shares of common stock in 2007, 507,775 shares in 2006 and 516,335 shares in 2005 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.

STOCK SPLIT
On December 15, 2004, the Company announced a three-for-two stock split in the form of a stock dividend on shares of common stock outstanding at January 3, 2005 that was distributed to stockholders on February 1, 2005. All share and per share amounts in the consolidated financial statements and related notes have been adjusted for all periods to reflect the stock split. Treasury shares were not split in the transaction; however, in conjunction with the stock split, 9,352,361 shares of treasury stock were issued to fund a portion of the transaction.

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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. Except for fixed rate long-term debt with a carrying value of $10,714,000 and a fair value of $10,976,000 at December 29, 2007 and a carrying value of $21,429,000 and a fair value of $21,723,000 at December 30, 2006, the Company's estimate of the fair values of these financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At December 29, 2007 and December 30, 2006, foreign exchange contracts with a notional value of $70,357,000 and $56,399,000, respectively, were outstanding to purchase various currencies (principally U.S. dollars) with maturities ranging up to 252 days. These contracts have been designated as cash flow hedges. As of December 29, 2007 and December 30, 2006, liabilities of $1,918,000 and $1,352,000, respectively, have been recognized for the fair value of the foreign currency forward exchange contracts.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material in 2007 or 2006. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

COMPREHENSIVE INCOME
Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

Ending accumulated other comprehensive income is as follows:

	2007	2006
(Thousands of Dollars)
Foreign currency translation adjustments	$35,433	$21,790
Foreign currency cash flow hedge adjustments, net of taxes (2007 - $1,543; 2006 - $614)	(2,055)	(1,048)
Pension adjustments, net of taxes (2007 - $5,268; 2006 - $8,664)	(11,110)	(16,819)
Accumulated other comprehensive income	$22,268	$3,923

RECLASSIFICATIONS
Certain amounts previously reported in 2006 and 2005 have been reclassified to conform with the presentation used in 2007.

2.  Inventories
Inventories of $61,070,000 at December 29, 2007 and $71,420,000 at December 30, 2006 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $8,983,000 and $8,191,000 higher than reported at December 29, 2007 and December 30, 2006, respectively.

3.  Debt
Long-term debt consists of the following obligations:

	2007	2006
(Thousands of Dollars)
6.5% senior notes payable	$10,714	$21,429
Other	17	42
	10,731	21,471
Less current maturities	10,731	10,730
	$-	$10,741

The 6.5% unsecured senior notes payable require annual principal payments of $10,714,000 due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of interest of $2,200,000. This prepayment is being amortized over the remaining term of the notes using the effective interest method. The remaining unamortized balance at December 29, 2007 was $231,000.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, subject to increase or decrease as specified in the credit agreement. This agreement, which expires in July 2010, requires that interest be paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR or money market rate plus applicable spread. No amounts were outstanding under revolving credit facilities at December 29, 2007 or December 30, 2006.

The Company had commercial letters of credit outstanding of $2,060,000 and $2,813,000 at December 29, 2007 and December 30, 2006, respectively.

The long-term loan agreements contain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and minimum levels of consolidated net worth. At December 29, 2007, the Company was in compliance with all restrictive covenants. The agreements also impose restrictions on securing additional debt, sale and merger transactions and the disposition of significant assets.

Interest costs of $237,000 in 2007, $170,000 in 2006 and $208,000 in 2005 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4.  Leases
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. At December 29, 2007, minimum rental payments due under all noncancelable leases were as follows: 2008 - $18,702,000; 2009 - $18,260,000; 2010 - $15,308,000; 2011 - $13,648,000; 2012 - $12,826,000; thereafter - $80,514,000.

Rental expense under all operating leases consisted primarily of minimum rentals and totaled $14,681,000 in 2007, $13,934,000 in 2006 and $12,403,000 in 2005.

5.  Capital Stock
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none is issued or outstanding. The Company had designated 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance under a preferred stock rights plan.

As of December 29, 2007, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1993, 1995 and 1997 plans. As of

December 29, 2007, the Company had approximately 3,387,120 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of December 29, 2007, the Company had approximately 491,246 stock incentive units available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers) and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	5,582,349	$13.14
Granted	643,695	22.89
Exercised	(1,166,838)	11.62
Cancelled	(18,494)	16.30
Outstanding at December 31, 2005	5,040,712	$14.72	5.6	$39,201,000
Granted	735,210	22.71
Exercised	(1,168,639)	12.51
Cancelled	(32,338)	20.46
Outstanding at December 30, 2006	4,574,945	$16.53	5.6	$54,873,000
Granted	623,577	30.16
Exercised	(551,020)	14.67
Cancelled	(59,257)	27.73
Outstanding at December 29, 2007	4,588,245	$18.46	5.4	$31,096,000
Estimated forfeitures	(13,852)
Vested or expected to vest at December 29, 2007	4,574,393	$18.43	5.3	$31,086,000
Nonvested at December 29, 2007 and expected to vest	(939,298)
Exercisable at December 29, 2007	3,635,095	$16.22	4.5	$30,303,000

The total pre-tax intrinsic value of options exercised during the year ended December 29, 2007 was $7,498,000. As of December 29, 2007, there was $2,498,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.2 years.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $24.50 as of December 29, 2007, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of December 29, 2007 was 3,591,347. As of December 30, 2006, 3,897,145 outstanding options were exercisable, and the weighted-average exercise price was $15.46.

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2005	905,562	$ 11.85
Granted	188,150	23.03
Vested	(159,821)	10.80
Forfeited	-	-
Nonvested at December 31, 2005	933,891	$ 14.28
Granted	178,950	22.59
Vested	(324,735)	12.06
Forfeited	(12,296)	17.09
Nonvested at December 30, 2006	775,810	$ 17.09
Granted	146,950	30.17
Vested	(335,695)	14.81
Forfeited	(13,684)	27.64
Nonvested at December 29, 2007	573,381	$ 21.52

As of December 29, 2007, there was $3,732,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended December 29, 2007 was $9,793,000.

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

The Company has a Supplemental Executive Retirement Plan ("SERP") for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees' years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $32,157,000 at December 29, 2007 and $31,025,000 at December 30, 2006 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution money accumulation plan ("MAP") covering substantially all domestic employees that provides for Company contributions based on earnings. Prior to January 1, 2007, this plan was combined with the principal defined benefit pension plan for funding purposes under Code Section 414(k) of the Internal Revenue Code ("IRC"). On January 1, 2007, the assets and projected benefit obligation attributable to the Code Section 414(k) arrangement were split off from the defined benefit pension plan and merged with the MAP. The Company recognized expense for the MAP of $2,078,000 in 2007, $2,100,000 in 2006 and $2,031,000 in 2005. The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1,327,000 in 2007, $978,000 in 2006 and $962,000 in 2005. The Company also has a defined benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2,466,000 at December 29, 2007 and $2,500,000 at December 30, 2006 with the majority recognized in the deferred compensation liability on the accompanying balance sheet.

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

Effective in 2007, the Company adopted the measurement date provisions of SFAS No. 158 requiring the measurement date of the defined benefit pension plans to correspond with the Company's fiscal year end. As a result, the Company recognized a reduction of $1,642,000 in retained earnings and a reduction in accumulated other comprehensive income of $6,338,000. The previous measurement date was September 30. The following summarizes the status of and changes in the Company's pension assets and related obligations for its pension plans (which include the Company's defined benefit pension plans and the SERP) as of:

	12/29/2007	09/30/2006
(Thousands of Dollars)

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$176,262	$167,631
Service cost pertaining to benefits earned during the year	6,061	4,940
Interest cost on projected benefit obligations	13,701	10,342
Actuarial losses	141	1,124
Plan amendment	717	-
IRC Code Section 414(k) split-off	(10,785)	-
Benefits paid to plan participants	(11,006)	(7,775)
Projected benefit obligations at end of the year	$175,091	$176,262

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$163,498	$158,407
Actual return on plan assets	20,682	8,991
Company contributions	4,770	3,875
IRC Code Section 414(k) split-off	(10,785)	-
Benefits paid to plan participants	(11,006)	(7,775)
Fair value of pension assets at end of the year	$167,159	$163,498

Funded status	$(7,932)	$(12,764)

Amounts recognized in the consolidated balance sheets:
Non current assets	17,752	10,233
Non current liabilities	(25,684)	(22,997)
Net amount recognized	$(7,932)	$(12,764)

Amounts recognized in accumulated other comprehensive income, net of tax:
Unrecognized net actuarial loss	$9,757	$15,529
Unrecognized prior service cost	1,353	1,290
Net amount recognized	$11,110	$16,819

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(7,932)	$(12,764)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation
of unfunded supplemental employee retirement plans	30,715	29,020
Net funded status of pension plans and SERP (supplemental)	$22,783	$16,256

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 29, 2007	September 30, 2006
(Thousands of Dollars)
Projected benefit obligations	$28,729	$32,847
Accumulated benefit obligations	26,910	31,268
Fair value of plan assets	2,886	9,463

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $164,094,000 at December 29, 2007 and $165,935,000 at September 30, 2006.

The following is a summary of net pension and SERP cost recognized by the Company:

	2007	2006	2005
(Thousands of Dollars)
Service cost pertaining to benefits earned during the year	$(4,849)	$(4,940)	$(4,272)
Interest cost on projected benefit obligations	(11,011)	(10,342)	(9,444)
Expected return on pension assets	14,024	12,844	12,013
Net amortization loss	(5,569)	(8,743)	(7,800)
Net pension cost	$(7,405)	$(11,181)	$(9,503)

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2008 is $458,000 ($302,000, net of tax) and $3,509,000 ($2,316,000, net of tax), respectively. Expense for qualified defined benefit pension plans was $4,707,000 in 2007, $8,759,000 in 2006 and $7,916,000 in 2005.

	2007	2006
Weighted average assumptions used to determine benefit obligations at measurement date:
Discount rate	6.70%	6.25%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.25%	6.00%
Expected long-term rate of return on plan assets	8.75%	8.75%
Rate of compensation increase	3.50%	3.50%

Unrecognized net experience losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization. The Company utilizes a bond matching calculation to determine the discount rate.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company's, utilizing historic returns for broad market and fixed income indices.

	2007	2006
Weighted average asset allocations at measurement date by asset category are as follows:
Equity securities	75.4%	72.6%
Fixed income investments	20.0%	20.0%
Cash and money market investments	4.6%	7.4%
	100.0%	100.0%

The Company's investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.

The Company expects to contribute $3,000,000 to its qualified defined benefit pension plans and $1,772,000 to the SERP in 2008.

Expected benefit payments for the five years subsequent to 2007 and the sum of the five years following those are as follows: 2008 - $9,622,000; 2009 - $9,895,000; 2010 - $10,218,000; 2011 - $10,730,000; 2012 - $11,062,000; and 2013 through 2017 - $64,832,000.

7.  Income Taxes
Earnings before income taxes consist of the following:

	2007	2006	2005
(Thousands of Dollars)
United States	$87,648	$84,379	$73,541
Foreign	50,923	37,913	37,706
	$138,571	$122,292	$111,247

The provisions for income taxes consist of the following:

	2007	2006	2005
(Thousands of Dollars)
Currently payable:
Federal	$37,404	$35,442	$30,458
State	977	784	636
Foreign	12,964	10,962	10,594
Deferred credit	(5,660)	(8,543)	(4,908)
	$45,685	$38,645	$36,780

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2007	2006	2005
(Thousands of Dollars)
Income taxes at statutory rate	$48,500	$42,850	$38,937
State income taxes, net of federal income tax reduction	302	349	314
Nontaxable earnings of foreign affiliates	(2,026)	(2,123)	(1,625)
Research and development credits	(877)	(481)	(740)
Repatriation of earnings of foreign subsidiaries	-	-	1,400
Foreign earnings taxed at rates differing from
the U.S. statutory rate	(1,439)	(93)	(853)
Tax reserve adjustments	670	(1,535)	-
Other	555	(322)	(653)
	$45,685	$38,645	$36,780

Significant components of the Company's deferred income tax assets and liabilities as of the end of 2007 and 2006 are as follows:

	2007	2006
(Thousands of Dollars)
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$6,486	$4,570
Deferred compensation accruals	1,916	2,140
Future benefit of foreign net operating losses	254	254
Accrued pension costs	5,268	8,664
Other amounts not deductible until paid	10,370	8,422
Total deferred income tax assets	24,294	24,050

Deferred income tax liabilities:
Tax over book depreciation	(4,164)	(6,388)
Prepaid pension costs	(2,670)	(3,983)
Other	(1,674)	(1,597)
Total deferred income tax liabilities	(8,508)	(11,968)
Net deferred income tax assets	$15,786	$12,082

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on the first day of fiscal year 2007, December 31, 2006.  Prior to adoption of FIN 48, the Company had unrecognized tax benefits of $1,599,000, net of tax. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $369,000, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings.

The following table summarizes the activity related to the Company's unrecognized tax benefits:

2007
(Thousands of Dollars)
Balance at December 31, 2006	$2,415
Increases related to current year tax positions	1,001
Release due to settlements of audits	(489)
Balance at December 29, 2007	$2,927

The Company had unrecognized tax benefits of $2,382,000 as of December 29, 2007, that if recognized currently would reduce the annual effective tax rate.  Unrecognized tax benefits are not expected to change significantly over the next 12 months.  The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. The Company has accrued approximately $140,000 for interest as part of the cumulative effect of implementing the provisions of FIN 48, which was accounted for as reduction to the December 31, 2006 balance of retained earnings. Net interest accrued as of December 29, 2007 was $282,000.

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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $176,219,000 at

December 29, 2007 as the Company expects such earnings will remain invested overseas indefinitely. (At December 30, 2006, undistributed foreign earnings were $125,293,000).

8.  Litigation and Contingencies
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company's liability is fixed. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company's management that these items will not have a material adverse effect on the Company's financial condition or future results of operations.

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

The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2008	2009	2010	2011	2012
(Thousands of Dollars)
Minimum royalties	$1,062	$1,328	$1,544	$1,772	$970

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,456,000, $3,159,000 and $3,145,000 for 2007, 2006 and 2005, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company's advertising obligations, based on actual sales, totaled $2,590,000, $2,331,000 and $1,906,000 for 2007, 2006 and 2005, respectively.

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

The other business units in the following tables consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 90 retail stores in North America and 20 consumer-direct internet sites at December 29, 2007 that sell Company-manufactured and sourced products, as well as footwear manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded products and other business segments are the same as disclosed in Note 1.

Business segment information is as follows:

	2007
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$1,099,205	$99,767	$-	$1,198,972
Intersegment sales	45,603	2,616	-	48,219
Interest (income) expense - net	9,578	1,128	(11,370)	(664)
Depreciation expense	9,660	3,621	6,942	20,223
Earnings (loss) before income taxes	145,686	2,338	(9,453)	138,571
Total assets	491,926	52,018	94,434	638,378
Additions to property, plant and equipment	7,313	3,380	7,186	17,879

	2006
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$1,036,929	$104,958	$-	$1,141,887
Intersegment sales	38,712	2,798	-	41,510
Interest (income) expense - net	9,862	1,050	(11,114)	(202)
Depreciation expense	9,800	3,859	7,365	21,024
Earnings (loss) before income taxes	133,463	6,976	(18,147)	122,292
Total assets	439,248	50,040	181,804	671,092
Additions to property, plant and equipment	6,943	3,205	6,919	17,067

	2005
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
(Thousands of Dollars)
Revenue	$964,522	$96,477	$-	$1,060,999
Intersegment sales	36,232	3,437	-	39,669
Interest (income) expense - net	9,706	1,009	(8,804)	1,911
Depreciation expense	7,845	3,735	7,890	19,470
Earnings (loss) before income taxes	120,668	5,847	(15,268)	111,247
Total assets	406,024	41,600	178,956	626,580
Additions to property, plant and equipment	7,975	4,721	6,464	19,160

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2007	2006	2005
(Thousands of Dollars)
United States	$730,654	$721,459	$705,413
Foreign countries:
Europe	250,428	220,370	200,286
Canada	86,339	80,289	66,157
Other	131,551	119,769	89,143
Total foreign countries revenue	468,318	420,428	355,586
	$1,198,972	$1,141,887	$1,060,999

The Company's long-lived assets (primarily property, plant and equipment and intangible assets) are as follows:

	2007	2006	2005
(Thousands of Dollars)
United States	$135,756	$137,807	$131,820
Foreign countries	35,352	34,003	40,277

The Company does not believe that it is dependent upon any single customer, since no customer accounts for more than 10% of consolidated revenue.

The Company sources approximately 89% (based on pairs) of its footwear products from unrelated suppliers primarily located in Asia. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

Revenue derived from the branded footwear, apparel and licensing segment accounted for approximately 92% of revenue in 2007 and 91% in 2006 and 2005. No other product groups account for more than 10% of consolidated revenue.

Approximately 14% of the Company's employees are subject to bargaining unit contracts extending through various dates ranging from 2008 through 2009.

10.  Quarterly Results of Operations (Unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarters of 2007 and 2006 include 16 weeks.

The Company's unaudited quarterly results of operations are as follows:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$281,052	$250,329	$310,168	$357,423
Gross margin	114,001	95,528	124,952	137,450
Net earnings	22,289	15,518	29,483	25,596
Net earnings per share:
Basic	$.41	$.29	$.56	$.51
Diluted	.39	.28	.54	.49

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Thousands of Dollars, Except Per Share Data)
Revenue	$262,839	$238,457	$298,856	$341,735
Gross margin	105,875	90,405	117,542	127,716
Net earnings	19,629	14,234	26,140	23,644
Net earnings per share:
Basic	$.36	$.26	$.48	$.42
Diluted	.34	.25	.46	.42

11.  Business Acquisitions
During the second quarter of 2005, the Company purchased the remaining 5% ownership from the minority stockholder of Wolverine Europe Limited, making it a wholly-owned subsidiary. The purchase price was $2,322,000. The transaction eliminated the minority interest of $566,000 and resulted in goodwill of $1,756,000.

On January 3, 2005, the Company converted its Cat® and Wolverine® businesses in Canada from a non-affiliated distributor-based operation to a Company-owned wholesale operation. This expansion allowed the Company to directly wholesale all major brands in Canada. Assets consisting primarily of inventory, fixed assets and amortizable intangible assets totaling $2,117,000 and assumed liabilities of $883,000 were acquired from a former Wolverine® and Cat® Footwear distributor for cash of $2,280,000 and resulted in goodwill and intangible assets of $1,046,000. Consolidated pro forma revenue and net earnings, assuming the transaction occurred at the beginning of 2005, were not materially different from reported amounts. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles will not be amortized, but will be evaluated for impairment annually. Goodwill was assigned to the Company's branded footwear, apparel and licensing segment. The amortizable intangible assets have a weighted average useful life of approximately ten years.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of stockholders' equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R). As discussed in Note 6 to the consolidated financial statements, in 2006 and in 2007 the Company changed its method of accounting for defined benefit plans in connection with the required adoption of Statement of Financial Accounting Standards No. 158. As discussed in Note 7 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of Financial Accounting Standards Board Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wolverine World Wide, Inc.

We have audited Wolverine World Wide, Inc. and subsidiaries' internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2008

APPENDIX B

Schedule II - Valuation and Qualifying Accounts of Continuing Operations

Wolverine World Wide, Inc. and Subsidiaries
Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 29, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$6,324,000	$2,169,000		$1,627,000	(A)	$6,866,000
Allowance for sales returns	5,322,000	30,363,000		30,416,000	(B)	5,269,000
Allowance for cash discounts	1,674,000	14,955,000		15,121,000	(C)	1,508,000
Inventory valuation allowances	10,458,000	6,831,000		2,387,000	(D)	14,902,000
	$23,778,000	$54,318,000		$49,551,000		$28,545,000

Fiscal year ended December 30, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$4,656,000	$3,106,000		$1,438,000	(A)	$6,324,000
Allowance for sales returns	2,540,000	29,675,000		26,893,000	(B)	5,322,000
Allowance for cash discounts	1,533,000	14,920,000		14,779,000	(C)	1,674,000
Inventory valuation allowances	6,456,000	9,954,000		5,952,000	(D)	10,458,000
	$15,185,000	$57,655,000		$49,062,000		$23,778,000

Fiscal year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$4,834,000	$1,706,000		$1,884,000	(A)	$4,656,000
Allowance for sales returns	1,786,000	28,405,000		27,651,000	(B)	2,540,000
Allowance for cash discounts	1,580,000	13,023,000		13,070,000	(C)	1,533,000
Inventory valuation allowances	5,844,000	10,941,000		10,329,000	(D)	6,456,000
	$14,044,000	$54,075,000		$52,934,000		$15,185,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

Commission File No. 001-6024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS
TO
FORM 10-K

For the Fiscal Year Ended
December 29, 2007

Wolverine World Wide, Inc.
9341 Courtland Drive
Rockford, Michigan 49351

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 8, 2007. Here incorporated by reference.

4.1	Restated Certificate of Incorporation. See Exhibit 3.1 above.

4.2	Amended and Restated By-laws. See Exhibit 3.2 above.

4.3

Note Purchase Agreement dated as of December 8, 1998, relating to 6.50% Senior Notes due on December 8, 2008. Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

4.4

The Registrant has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.3 and 4.5. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.5

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

10.1

Amended and Restated 1993 Stock Incentive Plan.* Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.2

Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.3

Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.4

Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.5

Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.6

Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.7

Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.8

Amended and Restated Directors' Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference.

10.9	Amended and Restated Outside Directors' Deferred Compensation Plan.*

10.10

Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.11

Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.*

10.13

Executive Severance Agreement.* Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14

Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.15

Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16

Amended and Restated Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Here incorporated by reference. An updated participant schedule of current executive officers participating in the plan is attached as Exhibit 10.16.

10.17	Employees' Pension Plan (Restated as amended through November 30, 2007).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

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

10.27	Separation and Release Agreement between Wolverine World Wide, Inc. and Cheryl L. Johnson.*

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.
____________________________
*Management contract or compensatory plan or arrangement.