Form 10-Q
period 2008-03-22
WOLVERINE WORLD WIDE INC /DE/
filed 2008-05-01
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 22, 2008

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

Yes    X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X        Accelerated filer ___     Non-accelerated filer ___     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 61,468,338 shares of Common Stock, $1 par value, outstanding as of April 25, 2008, of which 11,709,112 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself including, without limitation, statements regarding the effect on earnings of a future hedge termination or determination of hedge ineffectiveness, expected length of time that stock options will remain outstanding, results of tax audits, the effect of litigation, the effect of the adoption of new accounting standards, timing or acceptance of new products, future progress toward achieving the Company's strategic growth plan, expected cash flows, expected share repurchase activity, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview and the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum-based materials; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese yuan renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount, severity or timing of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of new initiatives including Patagonia® Footwear and Merrell® Apparel; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; increased competition from private label brands; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Additional Risk Factors are identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007, included in Item 1A. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	March 22, 2008 (Unaudited)	December 29, 2007 (Audited)	March 24, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,484	$76,087	$62,769
Accounts receivable, less allowances
March 22, 2008 - $15,476
December 29, 2007 - $13,643
March 24, 2007 - $14,370	223,323	179,934	199,003
Inventories:
Finished products	168,811	148,925	176,392
Raw materials and work in process	19,434	16,927	19,704
	188,245	165,852	196,096
Deferred income taxes	10,797	11,909	8,746
Prepaid expenses and other current assets	13,253	11,859	13,593
TOTAL CURRENT ASSETS	483,102	445,641	480,207

PROPERTY, PLANT AND EQUIPMENT
Gross cost	292,041	288,206	278,767
Less accumulated depreciation	206,802	202,789	191,078
	85,239	85,417	87,689
OTHER ASSETS
Goodwill and other non-amortizable intangibles	48,233	48,509	47,333
Cash surrender value of life insurance	33,135	32,886	32,316
Pension assets	19,931	17,752	13,747
Other	8,533	8,173	8,329
	109,832	107,320	101,725

TOTAL ASSETS	$678,173	$638,378	$669,621

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	March 22, 2008 (Unaudited)	December 29, 2007 (Audited)	March 24, 2007 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$45,361	$51,551	$54,598
Accrued salaries and wages	13,136	18,475	11,069
Other accrued liabilities	57,107	41,875	54,785
Current maturities of long-term debt	10,731	10,731	10,730
TOTAL CURRENT LIABILITIES	126,335	122,632	131,182

Long-term debt (less current maturities)	60,066	-	10,738
Deferred compensation	9,287	10,204	9,217
Accrued pension liabilities	25,998	25,684	23,162
Other non-current liabilities	1,134	1,079	562

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
March 22, 2008 -61,390,579 shares
December 29, 2007 - 61,085,123 shares
March 24, 2007 - 60,834,988 shares	61,391	61,085	60,835
Additional paid-in capital	52,549	47,786	38,566
Retained earnings	610,025	591,706	536,722
Accumulated other comprehensive income	24,291	22,268	4,696
Cost of shares in treasury:
March 22, 2008 - 11,709,112 shares
December 29, 2007 - 9,850,299 shares
March 24, 2007 - 6,237,811 shares	(292,903)	(244,066)	(146,059)
TOTAL STOCKHOLDERS' EQUITY	455,353	478,779	494,760

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$678,173	$638,378	$669,621

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 22, 2008	March 24, 2007

Revenue	$288,238	$281,052
Cost of products sold	166,677	167,051

GROSS MARGIN	121,561	114,001

Selling and administrative expenses	85,292	81,335

OPERATING INCOME	36,269	32,666

Other expenses/(income):
Interest expense	486	437
Interest income	(423)	(1,127)
Other - net	567	(160)
	630	(850)

EARNINGS BEFORE INCOME TAXES	35,639	33,516
Income taxes	11,938	11,227

NET EARNINGS	$23,701	$22,289

Net earnings per share:
Basic	$.48	$.41
Diluted	$.46	$.39

Cash dividends per share	$.11	$.09

Shares used for net earnings per share
computation:
Basic	49,782,720	54,548,154
Diluted	51,493,300	56,652,762

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

12 Weeks Ended
March 22, 2008

COMMON STOCK
Balance at beginning of the year	$61,085
Common stock issued under stock incentive plans	306
Balance at end of the quarter	$61,391

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$47,786
Stock-based compensation expense	1,957
Common stock issued under stock incentive plans	2,840
Net change in employee notes receivable	(34)
Balance at end of the quarter	$52,549

RETAINED EARNINGS
Balance at beginning of the year	$591,706
Net earnings	23,701
Cash dividends declared	(5,382)
Balance at end of the quarter	$610,025

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$22,268
Foreign currency translation adjustments	552
Change in fair value of foreign currency cash flow hedges, net of taxes	1,471
Balance at end of the quarter	$24,291

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(244,066)
Repurchase of common stock for treasury (1,860,866 shares)	(48,888)
Issuance of treasury shares (2,053 shares)	51
Balance at end of the quarter	$(292,903)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$455,353

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 22, 2008	March 24, 2007

OPERATING ACTIVITIES
Net earnings	$23,701	$22,289
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	4,214	4,399
Amortization	412	252
Deferred income taxes	240	(212)
Stock-based compensation expense	1,957	1,990
Excess tax benefits from stock-based compensation	(751)	(1,720)
Pension	(1,865)	(3,095)
Other	3,952	1,456
Changes in operating assets and liabilities:
Accounts receivable	(43,310)	(46,926)
Inventories	(22,296)	(12,080)
Other assets	(1,410)	3,701
Accounts payable and other liabilities	1,346	6,899

Net cash used in operating activities	(33,810)	(23,047)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,218)	(4,197)
Other	(1,288)	(850)

Net cash used in investing activities	(5,506)	(5,047)

FINANCING ACTIVITIES
Proceeds from long-term debt	93,515	2,723
Payments of long-term debt	(33,412)	(2,726)
Cash dividends paid	(4,590)	(4,143)
Purchase of common stock for treasury	(48,888)	(35,107)
Proceeds from shares issued under stock incentive plans	1,940	3,557
Excess tax benefits from stock-based compensation	751	1,720

Net cash provided by (used in) financing activities	9,316	(33,976)
Effect of foreign exchange rate changes	1,397	176

DECREASE IN CASH AND CASH EQUIVALENTS	(28,603)	(61,894)
Cash and cash equivalents at beginning of the period	76,087	124,663

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$47,484	$62,769

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
March 22, 2008 and March 24, 2007

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

BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2008 and March 24, 2007

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended
	March 22, 2008	March 24, 2007
Weighted average shares outstanding	50,367,721	55,275,623
Adjustment for nonvested restricted common stock	(585,001)	(727,469)
Denominator for basic earnings per share	49,782,720	54,548,154
Effect of dilutive stock options	1,287,644	1,664,933
Adjustment for nonvested restricted common stock - treasury method	422,936	439,675
Denominator for diluted earnings per share	51,493,300	56,652,762

Options to purchase 1,015,579 shares of common stock at March 22, 2008 and 332,422 shares at March 24, 2007 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at March 24, 2007	$38,827	$8,506	$47,333
Intangibles acquired	-	430	430
Foreign currency translation effects	746	-	746
Balance at December 29, 2007	39,573	8,936	48,509
Foreign currency translation effects	(276)	-	(276)
Balance at March 22, 2008	$39,297	$8,936	$48,233

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	March 22, 2008	December 29, 2007	March 24, 2007
Foreign currency translation adjustments	$35,986	$35,433	$22,412
Foreign currency cash flow hedge adjustments, net of taxes	(585)	(2,005)	(897)
Pension adjustments, net of taxes	(11,110)	(11,110)	(16,819)
Accumulated other comprehensive income	$24,291	$22,268	$4,696

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2008 and March 24, 2007

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended
	March 22, 2008	March 24, 2007
Net earnings	$23,701	$22,289
Other comprehensive income:
Foreign currency translation adjustments	552	622
Change in fair value of foreign currency cash flow hedges, net of taxes	1,471	151
Comprehensive income	$25,724	$23,062

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. The Company operated 91 domestic retail stores and 20 consumer-direct Internet sites at March 22, 2008 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
	12 Weeks Ended March 22, 2008
Revenue	$267,249	$20,989	$-	$288,238
Intersegment revenue	12,151	1,140	-	13,291
Earnings (loss) before income taxes	41,066	(887)	(4,540)	35,639
Total assets	510,379	53,323	114,471	678,173

	12 Weeks Ended March 24, 2007
Revenue	$261,914	$19,138	$-	$281,052
Intersegment revenue	10,977	794	-	11,771
Earnings (loss) before income taxes	38,428	(1,276)	(3,636)	33,516
Total assets	476,349	51,881	141,391	669,621

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2008 and March 24, 2007

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at March 22, 2008. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Company's consolidated condensed financial statements as a result of the adoption of SFAS No. 157. As of March 22, 2008 and March 24, 2007, liabilities of $708,000 and $1,674,000, respectively, have been recognized for the fair value of the foreign exchange contracts. In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 22, 2008.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 22, 2008 and March 24, 2007, foreign exchange contracts with a notional value of $51,725,000 and $52,668,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 252 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended March 22, 2008 and March 24, 2007. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,957,000 and related income tax benefits of $400,000 for its stock-based compensation plans in the statement of operations for the 12 weeks ended March 22, 2008. For the 12 weeks ended March 24, 2007, the Company recognized compensation costs of $1,990,000 and related income tax benefits of $560,000 for its stock-based compensation plans.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 22, 2008 and March 24, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
March 22, 2008 and March 24, 2007

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 22, 2008 and March 24, 2007 was $5.60 and $6.89 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 22, 2008	March 24, 2007
Expected market price volatility (1)	28.6%	23.3%
Risk-free interest rate (2)	2.4%	4.8%
Dividend yield (3)	1.6%	1.4%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended
	March 22, 2008	March 24, 2007
Service cost pertaining to benefits
earned during the period	$(1,122)	$(1,141)
Interest cost on projected benefit obligations	(2,634)	(2,527)
Expected return on pension assets	3,212	3,251
Net amortization loss	(916)	(1,247)
Net pension cost	$(1,460)	$(1,664)

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
March 22, 2008 and March 24, 2007

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows (thousands of dollars):
	2008	2009	2010	2011	2012	Thereafter
Minimum royalties	$1,062	$1,328	$1,544	$1,772	$1,825	$4,683
Minimum advertising	2,023	2,103	2,166	2,231	2,298	1,660

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $685,000 and $934,000 for the first quarters of 2008 and 2007, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $706,000 and $713,000 for the first quarters of 2008 and 2007, respectively.

10. New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's consolidated condensed financial statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Wolverine World Wide, Inc. (the "Company") continues to evolve from a leading global marketer of branded footwear into a multi-brand global marketer of footwear, apparel and accessories. The Company's vision is to market a portfolio of lifestyle brands which will: "Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."  The Company intends to turn this vision into a reality by leading in innovation to achieve product/brand excellence, fielding the right team, delivering supply-chain excellence and improving operational efficiency, complementing its footwear brands with strong global apparel and accessories offerings and building a more substantial global consumer-direct footprint. The Company is focused on delivering its long-term financial objectives of achieving mid-to-upper single digit average annual revenue growth, annual double digit earnings per share increases, improved asset utilization and strong cash generation.

The following financial performance highlights of the first quarter of 2008 compared to the first quarter of 2007 reflect these strategies:
•	Record revenue and earnings per share for the 23rd consecutive quarter.

•	Revenue for the first quarter of 2008 of $288.2 million, a 2.6% increase over the first quarter of 2007 revenue of $281.1 million.

•	Diluted earnings per share during the first quarter of 2008 grew to $.46 per share compared to $.39 per share for the same quarter in the prior year, an increase of 17.9%.

•

Inventory levels were reduced by $7.9 million, a 4.0% reduction, in the first quarter of 2008 compared to the same quarter in the prior year resulting in an increase in annualized inventory turns from 3.6 turns in the first quarter of 2007 to 3.7 turns in the first quarter of 2008.

•	The Company ended the first quarter of 2008 with $47.5 million of cash on hand and interest- bearing debt of $70.8 million.

•	During the first quarter of 2008, the Company utilized $47.7 million of cash to repurchase 1.8 million shares of stock under its share repurchase program.

•	The Company declared a quarterly cash dividend of $.11 per share in the first quarter of 2008, a 22.2% increase over the $.09 per share declared in the first quarter of 2007.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the first quarter of 2008. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended March 22, 2008 (2008 First Quarter) to the 12 Weeks Ended March 24, 2007 (2007 First Quarter)
Financial Summary - 2008 First Quarter Versus 2007 First Quarter
	2008		2007		Change
	$	%	$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$267.2	92.7%	$261.9	93.2%		$5.3	2.0%
Other business units	21.0	7.3%	19.2	6.8%		1.8	9.7%
Total revenue	$288.2	100.0%	$281.1	100.0%		$7.1	2.6%

Gross margin
Branded footwear, apparel and licensing	$114.3	42.8%	$107.5	41.0%		$6.8	6.3%
Other business units	7.3	34.7%	6.5	34.1%		.8	11.8%
Total gross margin	$121.6	42.2%	$114.0	40.6%		$7.6	6.6%

Selling and administrative expenses	$85.3	29.6%	$81.3	28.9%		$4.0	4.9%
Interest (income) expense-net	.1	.0%	(.7)	(.2%	)	.8	109.1%
Other (income) expense-net	.6	.2%	(.1)	(.1%	)	.7	454.4%
Earnings before income taxes	35.6	12.4%	33.5	11.9%		2.1	6.3%
Net earnings	23.7	8.2%	22.3	7.9%		1.4	6.3%

Diluted earnings per share	$.46		$.39			$.07	17.9%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell® and Patagonia® Footwear brands), the Wolverine Footwear Group (comprised of the Wolverine®, HyTest®, Bates® and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands), The Hush Puppies Company and Other Branded Footwear. The Company's other business units consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue - First Quarter
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$107.4	37.3%	$100.2	35.7%	$7.2	7.1%
Wolverine Footwear Group	57.4	19.9%	54.5	19.4%	2.9	5.4%
Heritage Brands Group	57.4	19.9%	60.1	21.4%	(2.7)	(4.4%	)
The Hush Puppies Company	42.0	14.5%	44.5	15.8%	(2.5)	(5.7%	)
Other Branded Footwear	3.0	1.1%	2.6	.9%	.4	16.3%
Total branded footwear, apparel and licensing
revenue	$267.2	92.7%	$261.9	93.2%	$5.3	2.0%
Other business units	21.0	7.3%	19.2	6.8%	1.8	9.7%
Total revenue	$288.2	100.0%	$281.1	100.0%	$7.1	2.6%

REVENUE
Revenue of $288.2 million for the first quarter of 2008 exceeded the prior year first quarter revenue by $7.1 million. The impact of translating foreign denominated revenue to U.S. dollars increased revenue by $7.2 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations as discussed below contributed $.7 million of the revenue increase. These increases were offset by $2.6 million due to the planned phase out of Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $1.8 million to the increase. International revenue increased in the quarter to account for 40.1% of total revenue in 2008 as compared to 40.0% in 2007.

The Outdoor Group recorded revenue of $107.4 million for the first quarter of 2008, a $7.2 million increase over the first quarter of the prior year. The Merrell® footwear business accounted for $4.3 million of the increase over the prior year, as a result of strong footwear shipments, with particular strength in the multi-sport and women's casual categories. The Merrell® Apparel division, which launched in the second half of 2007, contributed $2.8 million in revenue during the first quarter of 2008. Patagonia® Footwear product contributed $.1 million to the increase in its second full year of operation.

The Wolverine Footwear Group recorded $57.4 million in revenue for the first quarter of 2008, a $2.9 million increase from the first quarter of 2007. The Wolverine® business realized a decrease in revenue of $2.3 million during the first quarter of 2008 compared to the first quarter of 2007, due primarily to a challenging retail environment. The Bates® uniform footwear business realized an increase in revenue of $6.8 million primarily due to the timing of U.S. Department of Defense contract shipments compared to the first quarter of the prior year. HyTest® contributed a revenue increase of $.7 million over the first quarter of 2007. The Stanley® Footgear and private label businesses realized a $2.3 million revenue decrease during the first quarter of 2008, compared to the first quarter of 2007, as a result of the planned phase out of these businesses.

The Heritage Brands Group experienced a $2.7 million decrease in revenue during the first quarter of 2008 compared to the first quarter of 2007. Cat® Footwear's revenue decreased a total of $1.5 million over the first quarter of 2007, reflecting difficult market conditions and slower trends in the international boot market. Harley-Davidson® Footwear revenue decreased $2.3 million in the quarter driven largely by the planned decline in the U.S. market due to the repositioning of the brand and resulting distribution channel modifications. The Sebago® brand experienced an increase in revenue of $1.1 million in the first quarter of 2008 as a result of strong product sell-through and a positive response to new higher price point product introductions.

The Hush Puppies Company recorded revenue of $42.0 million in the first quarter of 2008, a $2.5 million decrease from the first quarter of 2007. A strong revenue increase of $1.1 million was experienced by the international licensing business during the first quarter of 2008. The U.K. market offset the increase by $1.0 million due to the bankruptcy reorganization of two significant customers, which substantially impacted shipments in the quarter. Revenue for the U.S. market decreased $2.1 million from the first quarter of 2007 due to the internal reorganization of the SoftStyle® business. The Canadian market decreased $.3 million in the first quarter of 2008 as a result of limited shipping capacity in the Canadian distribution center. The remaining $.2 million decrease from the first quarter of 2007 is a result of the planned phase out of the slipper business.

Within the Company's other business units, Wolverine Retail reported a $1.4 million increase in revenue in comparison to the first quarter of 2007 as a result of a $.7 million increase in Internet revenues, partially offset by a $.1 million decrease in same-store revenues.  The net addition of eight stores as compared to the prior year's first quarter contributed $.8 million to the revenue increase.  Wolverine Retail operated 91 retail stores at the end of the first quarter of 2008 compared to 83 at the end of the first quarter of 2007. Revenue from the Wolverine® Leathers operation increased $.4 million in comparison to the first quarter of 2007 primarily due to increased demand for its suede products.

GROSS MARGIN
The gross margin of 42.2% for the first quarter of 2008 was a 160 basis point increase from the first quarter of 2007. Initial pricing margins generated by the brands contributed 70 basis points to the gross margin improvement. The positive impact of foreign currency, primarily in the continental European operations which operate with the Euro as their functional currency, contributed 50 basis points. An improved mix of higher margin goods being shipped in the branded footwear business contributed 40 basis points to the increase.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses of $85.3 million for the first quarter of 2008 increased $4.0 million from $81.3 million for the first quarter of 2007. Continued investment in brand development through product, marketing and retail placement initiatives increased costs for the first quarter of 2008 by $3.0 million in comparison to the first quarter of 2007. The remaining increase related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased working capital borrowings during the quarter.

The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate was 33.5% for the first quarters of 2008 and 2007.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $23.7 million for the first quarter of 2008 as compared to $22.3 million in the first quarter of 2007, an increase of $1.4 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	March 22, 2008	December 29, 2007	March 24, 2007	December 29, 2007	March 24, 2007
(Millions of dollars)
Cash and cash equivalents	$47.5	$76.1	$62.8	$(28.6)	$(15.3)
Accounts receivable	223.3	179.9	199.0	43.4	24.3
Inventories	188.2	165.9	196.1	22.3	(7.9)
Accounts payable	45.4	51.6	54.6	(6.2)	(9.2)
Accrued salaries and wages	13.1	18.5	11.1	(5.4)	2.0
Other accrued liabilities	57.1	41.9	54.8	15.2	2.3
Debt	70.8	10.7	21.5	60.1	49.3

Cash used in operating activities	$(33.8)		$(23.0)		$(10.8)
Additions to property, plant and equipment	4.2		4.2		-
Depreciation and amortization	4.6		4.7		(.1)

The Company continued to strengthen its balance sheet in the first quarter of 2008. Cash of $65.7 million was used to fund working capital investments in the first quarter of 2008 compared to $48.4 million used in the first quarter of 2007. Inventory levels decreased 4.0% from the same quarter last year and annualized inventory turns increased from 3.6 turns to 3.7 turns. However, the change in inventory levels from year end had a negative impact on cash flows from operating activities when compared to prior year. Accounts receivable increased 12.2% on a 2.6% increase in revenue over the same quarter last year due to strong Spring shipments towards the end of the quarter. The allowance for bad debts and potential product returns was increased as a result of the increase in accounts receivable and revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 22, 2008.

The decrease in accounts payable as compared to the first quarter of 2007 was primarily attributable to the decrease in inventory purchases from contract suppliers.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements. The amount outstanding under the revolving credit facility at March 22, 2008 was $60.1 million. No amount was outstanding at March 24, 2007. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The increase in debt at March 22, 2008 as compared to March 24, 2007 was the result of the outstanding balance under the long-term revolving credit agreement primarily due to the repurchase of the Company's stock, partially offset by annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $1.0 million and $2.9 million at March 22, 2008 and March 24, 2007, respectively. The total debt to total capital ratio for the Company was 13.5% at the end of the first quarter of 2008, 4.2% at the end of the first quarter of 2007 and 2.2% for the fiscal year ended December 29, 2007.

The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. There were 1,817,081 shares ($26.22 average price paid per share) repurchased during the first quarter of 2008 under the program. As of March 22, 2008, there were 1,633,384 shares remaining for future repurchase under the April 19, 2007 program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $5.4 million in the first quarter of 2008, or $.11 per share. This represents a 22.2% increase over the $.09 per share declared in the first quarter of 2007. The quarterly dividend is payable on May 1, 2008 to stockholders of record on April 1, 2008.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Management believes there have been no changes in those critical accounting policies.
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 29, 2007, is incorporated herein by reference.

The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a portion of its debt on a fixed-rate basis. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Form 10-Q Quarterly Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At March 22, 2008 and March 24, 2007, the Company had outstanding forward currency exchange contracts to purchase $51.7 million and $52.7 million, respectively, U.S. dollars with maturities ranging up to 252 days.

The Company also faces market risk to the extent that its products are produced in countries where certain labor, overhead and raw material costs are paid in foreign currencies, including the Chinese yuan renminbi. As a result, changes in the foreign currency exchange rates of these currencies could cause increases in the price of products which the Company purchases primarily in U.S. dollars.

The Company also has production facilities in the Dominican Republic where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2008 and beyond.
ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 22, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 30, 2007 to January 26, 2008)
Common Stock Repurchase Program(1)	-	$-	-	3,450,465
Employee Transactions(2)	-	-	-	-
Period 2 (January 27, 2008 to February 23, 2008)
Common Stock Repurchase Program(1)	1,150,353	26.09	1,150,353	2,300,112
Employee Transactions(2)	132,645	26.30	-	-
Period 3 (February 24, 2008 to March 22, 2008)
Common Stock Repurchase Program(1)	666,728	26.46	666,728	1,633,384
Employee Transactions(2)	4,372	26.42	-	-
Total for Quarter ended March 22, 2008
Common Stock Repurchase Program(1)	1,817,081	$26.22	1,817,081	1,633,384
Employee Transactions(2)	137,017	26.30	-	-

(1)

The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorized the repurchase of 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under publicly announced programs.

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

10.1

Separation Agreement Between Blake W. Krueger and the Company (providing rights and obligations in the event of termination of Mr. Krueger's employment other than termination by the Company for cause or termination by Mr. Krueger for other than good reason).*

10.2	Wolverine World Wide, Inc. Supplemental Executive Retirement Plan and 409A Supplemental Executive Retirement Plan Participation Agreement with Mr. Krueger.*

10.3

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

*Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 1, 2008	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

May 1, 2008	/s/ Stephen L. Gulis, Jr.
Date	Stephen L. Gulis, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 8, 2007. Here incorporated by reference.

10.1

Separation Agreement Between Blake W. Krueger and the Company (providing rights and obligations in the event of termination of Mr. Krueger's employment other than termination by the Company for cause or termination by Mr. Krueger for other than good reason).*

10.2	Wolverine World Wide, Inc. Supplemental Executive Retirement Plan and 409A Supplemental Executive Retirement Plan Participation Agreement with Mr. Krueger.*

10.3

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

*Management contract of compensatory plan or arrangement.