Form 10-Q
period 2008-06-14
WOLVERINE WORLD WIDE INC /DE/
filed 2008-07-24
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 14, 2008

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

Yes    X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X        Accelerated filer ___     Non-accelerated filer ___     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

There were 61,540,712 shares of Common Stock, $1 par value, outstanding as of July 18, 2008, of which 12,553,423 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the footwear business, global economic conditions and the Company itself, including, without limitation, statements regarding the effect on earnings of a future hedge termination or determination of hedge ineffectiveness, expected length of time that stock options will remain outstanding, results of tax audits, the effect of litigation, the effect of the adoption of new accounting standards, timing or acceptance of new products, future progress toward achieving the Company's strategic growth plan, expected cash flows, expected share repurchase activity, the use of excess cash flows, future revenues, earnings and marketing, statements in Part I, Item 2 regarding the overview and the Company's financial condition, liquidity and capital resources and statements in Part I, Item 3 regarding market risk. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum-based materials; the cost of finished goods; energy costs; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; technological developments; changes in local, domestic or international economic and market conditions; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount, severity or timing of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of new initiatives; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; increased competition from private label brands; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Additional Risk Factors are identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007, included in Item 1A. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	June 14, 2008 (Unaudited)	December 29, 2007 (Audited)	June 16, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,923	$76,087	$77,036
Accounts receivable, less allowances
June 14, 2008 - $14,442
December 29, 2007 - $13,643
June 16, 2007 - $14,100	195,572	179,934	173,437
Inventories:
Finished products	157,666	148,925	167,729
Raw materials and work in process	14,065	16,927	17,014
	171,731	165,852	184,743
Deferred income taxes	10,741	11,909	9,569
Prepaid expenses and other current assets	12,647	11,859	15,274
TOTAL CURRENT ASSETS	468,614	445,641	460,059

PROPERTY, PLANT AND EQUIPMENT
Gross cost	292,977	288,206	280,589
Less accumulated depreciation	208,589	202,789	193,931
	84,388	85,417	86,658
OTHER ASSETS
Goodwill and other non-amortizable intangibles	47,858	48,509	47,584
Cash surrender value of life insurance	33,735	32,886	32,893
Pension assets	19,110	17,752	11,080
Other	9,437	8,173	8,408
	110,140	107,320	99,965

TOTAL ASSETS	$663,142	$638,378	$646,682

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	June 14, 2008 (Unaudited)	December 29, 2007 (Audited)	June 16, 2007 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$49,599	$51,551	$53,768
Accrued salaries and wages	14,185	18,475	12,770
Other accrued liabilities	57,563	41,875	48,760
Current maturities of long-term debt	10,725	10,731	10,730
TOTAL CURRENT LIABILITIES	132,072	122,632	126,028

Long-term debt	30,500	-	10,735
Deferred compensation	9,663	10,204	9,806
Accrued pension liabilities	26,147	25,684	23,563
Other non-current liabilities	1,091	1,079	1,078

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
June 14, 2008 - 61,589,455 shares
December 29, 2007 - 61,085,123 shares
June 16, 2007 - 60,953,153 shares	61,589	61,085	60,953
Additional paid-in capital	57,619	47,786	41,550
Retained earnings	621,391	591,706	547,499
Accumulated other comprehensive income	22,133	22,268	6,843
Cost of shares in treasury:
June 14, 2008 - 11,916,265 shares
December 29, 2007 - 9,850,299 shares
June 16, 2007 - 7,459,842 shares	(299,063)	(244,066)	(181,373)
TOTAL STOCKHOLDERS' EQUITY	463,669	478,779	475,472

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$663,142	$638,378	$646,682

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007

Revenue	$267,362	$250,329	$555,600	$531,381
Cost of products sold	164,963	154,801	331,640	321,852

GROSS PROFIT	102,399	95,528	223,960	209,529

Selling, general and administrative expenses	76,511	71,962	161,803	153,297

OPERATING INCOME	25,888	23,566	62,157	56,232

Other expenses/(income):
Interest expense	678	513	1,164	949
Interest income	(376)	(617)	(799)	(1,744)
Other - net	312	332	879	172
	614	228	1,244	(623)

EARNINGS BEFORE INCOME TAXES	25,274	23,338	60,913	56,855
Income taxes	8,462	7,820	20,400	19,047

NET EARNINGS	$16,812	$15,518	$40,513	$37,808

Net earnings per share:
Basic	$0.34	$0.29	$0.82	$0.70
Diluted	$0.33	$0.28	$0.79	$0.67

Cash dividends per share	$0.11	$0.09	$0.22	$0.18

Shares used for net earnings per share computation:
Basic	49,015,455	53,437,194	49,400,747	53,979,207
Diluted	50,739,714	55,448,399	51,133,339	56,054,622

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

24 Weeks Ended
June 14, 2008

COMMON STOCK
Balance at beginning of the year	$61,085
Common stock issued under stock incentive plans	504
Balance at end of the quarter	$61,589

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$47,786
Stock-based compensation expense	3,913
Common stock issued under stock incentive plans	5,859
Net change in notes receivable	61
Balance at end of the quarter	$57,619

RETAINED EARNINGS
Balance at beginning of the year	$591,706
Net earnings	40,513
Cash dividends declared	(10,828)
Balance at end of the quarter	$621,391

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$22,268
Foreign currency translation adjustments	(1,363)
Change in fair value of foreign currency cash flow hedges, net of taxes	1,228
Balance at end of the quarter	$22,133

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(244,066)
Repurchase of common stock for treasury (2,070,566 shares)	(55,112)
Issuance of treasury shares (4,600 shares)	115
Balance at end of the quarter	$(299,063)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$463,669

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 14, 2008	June 16, 2007

OPERATING ACTIVITIES
Net earnings	$40,513	$37,808
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,552	8,898
Amortization	476	513
Deferred income taxes	100	(224)
Stock-based compensation expense	3,913	4,158
Excess tax benefits from stock-based compensation	(1,320)	(2,177)
Pension	(895)	(27)
Other	4,342	750
Changes in operating assets and liabilities:
Accounts receivable	(16,413)	(18,215)
Inventories	(6,010)	699
Other assets	(689)	(4)
Accounts payable and other liabilities	7,578	1,476

Net cash provided by operating activities	40,147	33,655

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,988)	(7,498)
Other	(2,766)	(1,209)

Net cash used in investing activities	(10,754)	(8,707)

FINANCING ACTIVITIES
Proceeds from long-term debt	161,655	10,641
Payments of long-term debt	(131,160)	(10,647)
Cash dividends paid	(10,034)	(9,036)
Purchase of common stock for treasury	(54,292)	(70,573)
Proceeds from shares issued under stock incentive plans	4,287	3,928
Excess tax benefits from stock-based compensation	1,320	2,177

Net cash used in financing activities	(28,224)	(73,510)
Effect of foreign exchange rate changes	667	935

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,836	(47,627)
Cash and cash equivalents at beginning of the period	76,087	124,663

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$77,923	$77,036

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 14, 2008 and June 16, 2007

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

COST OF PRODUCTS SOLD
Cost of products sold for the Company's operations include the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 14, 2008 and June 16, 2007

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Weighted average shares outstanding	49,571,763	54,130,276	49,969,742	54,702,950
Adjustment for nonvested restricted common stock	(556,308)	(693,082)	(568,995)	(723,743)
Denominator for basic earnings per share	49,015,455	53,437,194	49,400,747	53,979,207
Effect of dilutive stock options	1,397,164	1,601,415	1,354,986	1,632,169
Adjustment for nonvested restricted common stock - treasury method	327,095	409,790	377,606	443,246
Denominator for diluted earnings per share	50,739,714	55,448,399	51,133,339	56,054,622

Options to purchase 1,171,885 and 1,167,874 shares of common stock for the 12 and 24 weeks ended June 14, 2008 and 614,713 and 473,567 shares for the 12 and 24 weeks ended June 16, 2007 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at June 16, 2007	$39,078	$8,506	$47,584
Intangibles acquired	-	430	430
Foreign currency translation effects	495	-	495
Balance at December 29, 2007	39,573	8,936	48,509
Intangibles acquired	-	72	72
Foreign currency translation effects	(723)	-	(723)
Balance at June 14, 2008	$38,850	$9,008	$47,858

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	June 14, 2008	December 29, 2007	June 16, 2007
Foreign currency translation adjustments	$34,070	$35,433	$25,550
Foreign currency cash flow hedge adjustments, net of taxes	(827)	(2,055)	(1,888)
Pension adjustments, net of taxes	(11,110)	(11,110)	(16,819)
Accumulated other comprehensive income	$22,133	$22,268	$6,843

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 14, 2008 and June 16, 2007

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Net earnings	$16,812	$15,518	$40,513	$37,808
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,916)	3,138	(1,363)	3,760
Change in fair value of foreign currency cash flow hedges, net of taxes	(242)	(991)	1,228	(840)
Comprehensive income	$14,654	$17,665	$40,378	$40,728

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. Included in the other business units results below are 91 Company operated retail stores in North America and 20 consumer-direct Internet sites at June 14, 2008 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
	12 Weeks Ended June 14, 2008
Revenue	$236,365	$30,997	$-	$267,362
Intersegment revenue	9,315	850	-	10,165
Earnings (loss) before income taxes	27,502	1,688	(3,916)	25,274
Total assets	484,182	52,942	126,018	663,142

	24 Weeks Ended June 14, 2008
Revenue	$503,615	$51,985	$-	$555,600
Intersegment revenue	21,462	1,988	-	23,450
Earnings (loss) before income taxes	68,569	805	(8,461)	60,913
Total assets	484,182	52,942	126,018	663,142

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 14, 2008 and June 16, 2007
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
	12 Weeks Ended June 16, 2007
Revenue	$224,922	$25,407	$-	$250,329
Intersegment revenue	7,241	485	-	7,726
Earnings (loss) before income taxes	24,188	1,461	(2,311)	23,338
Total assets	450,495	51,726	144,461	646,682

	24 Weeks Ended June 16, 2007
Revenue	$486,836	$44,545	$-	$531,381
Intersegment revenue	18,216	1,280	-	19,496
Earnings (loss) before income taxes	62,616	185	(5,946)	56,855
Total assets	450,495	51,726	144,461	646,682

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at June 14, 2008. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS No. 157"), for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Company's consolidated condensed financial statements as a result of the adoption of SFAS No. 157. As of June 14, 2008 and June 16, 2007, an asset of $389,000 and a liability of $2,607,000, respectively, have been recognized for the fair value of the foreign exchange contracts. In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 14, 2008.

The Company follows Statement SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 14, 2008 and June 16, 2007, foreign currency forward exchange contracts with a notional value of $56,398,000 and $74,283,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 231 days. These contracts have been designated as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 14, 2008 and June 16, 2007

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended June 14, 2008 and June 16, 2007. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,957,000 and $3,913,000, respectively, and related income tax benefits of $399,000 and $799,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 14, 2008. For the 12 and 24 weeks ended June 16, 2007, the Company recognized compensation costs of $2,168,000 and $4,158,000, respectively, and related income tax benefits of $557,000 and $1,076,000, respectively, for its stock-based compensation plans.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 14, 2008 and June 16, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 14, 2008 and June 16, 2007 was $5.68 and $6.67 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Expected market price volatility (1)	29.8%	23.4%	28.7%	23.3%
Risk-free interest rate (2)	2.6%	4.6%	2.5%	4.8%
Dividend yield (3)	1.7%	1.4%	1.6%	1.4%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
June 14, 2008 and June 16, 2007

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Service cost pertaining to benefits
earned during the period	$1,121	$1,151	$2,243	$2,292
Interest cost on projected benefit obligations	2,634	2,614	5,268	5,141
Expected return on pension assets	(3,211)	(3,329)	(6,423)	(6,580)
Net amortization loss	915	1,322	1,831	2,569
Net pension expense	$1,459	$1,758	$2,919	$3,422

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
June 14, 2008 and June 16, 2007

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows (thousands of dollars):
	2008	2009	2010	2011	2012	Thereafter
Minimum royalties	$1,062	$1,328	$1,544	$1,772	$1,825	$4,683
Minimum advertising	2,023	2,103	2,166	2,231	2,298	1,660

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $668,000 and $1,354,000, respectively, for the 12 and 24 weeks ended June 14, 2008. For the 12 and 24 weeks ended June 16, 2007, the Company incurred royalty expense of $780,000 and $1,714,000, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $877,000 and $1,584,000, respectively, for the 12 and 24 weeks ended June 14, 2008. For the 12 and 24 weeks ended June 16, 2007, the Company incurred advertising expense of $754,000 and $1,432,000, respectively.

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

OVERVIEW
Wolverine World Wide, Inc. (the "Company") continues to evolve from a leading global marketer of branded footwear into a multi-brand global marketer of footwear, apparel and accessories. The Company's business strategy is to market a portfolio of lifestyle brands that will: "Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose."  The Company intends to execute this strategy by innovating to achieve product/brand excellence, delivering supply-chain excellence and operational efficiency, complementing its footwear brands with strong apparel and accessories offerings, and building a more substantial global consumer-direct footprint.

The following represent the financial performance highlights of the second quarter of 2008 compared to the second quarter of 2007:
•	Record revenue and earnings per share for the 24th consecutive quarter.

•	Revenue for the second quarter of 2008 of $267.4 million, a 6.8% increase over the second quarter of 2007 revenue of $250.3 million.

•	Diluted earnings per share during the second quarter of 2008 grew to $0.33 per share compared to $0.28 per share for the same quarter in the prior year, an increase of 17.9%.

•	Accounts receivable increased 12.8% resulting from increased shipments, especially in the latter half of the quarter.

•

Inventory levels were reduced by $13.0 million, a 7.0% reduction, in the second quarter of 2008 compared to the same quarter in the prior year resulting in an increase in annualized inventory turns from 3.6 turns in the second quarter of 2007 to 3.8 turns in the second quarter of 2008.

•	The Company ended the second quarter of 2008 with $77.9 million of cash on hand and interest-bearing debt of $41.2 million.

•	During the second quarter of 2008, the Company utilized $5.9 million of cash to repurchase 0.2 million shares of stock under its share repurchase program.

•	The Company declared a quarterly cash dividend of $0.11 per share in the second quarter of 2008, a 22.2% increase over the $0.09 per share declared in the second quarter of 2007.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the second quarter of 2008. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended June 14, 2008 (2008 Second Quarter) to the 12 Weeks Ended June 16, 2007 (2007 Second Quarter)
Financial Summary - 2008 Second Quarter versus 2007 Second Quarter
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$236.4	88.4%	$224.9	89.9%	$11.5	5.1%
Other business units	31.0	11.6%	25.4	10.1%	5.6	22.0%
Total revenue	$267.4	100.0%	$250.3	100.0%	$17.1	6.8%

Gross profit
Branded footwear, apparel and licensing	$92.1	39.0%	$86.4	38.4%	$5.7	6.6%
Other business units	10.3	33.1%	9.1	35.9%	1.2	12.7%
Total gross profit	$102.4	38.3%	$95.5	38.2%	$6.9	7.2%

Selling, general and administrative expenses	$76.5	28.6%	$72.0	28.7%	$4.5	6.3%
Interest (income) expense - net	0.3	0.1%	(0.1)	0.0%	0.4	390.4%
Other expense - net	0.3	0.1%	0.3	0.1%	-	(6.0%	)
Earnings before income taxes	25.3	9.5%	23.3	9.3%	2.0	8.3%
Net earnings	16.8	6.3%	15.5	6.2%	1.3	8.3%

Diluted earnings per share	$0.33		$0.28		$0.05	17.9%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified five operating units, consisting of the Outdoor Group (comprised of the Merrell® and Patagonia® Footwear brands), the Wolverine Footwear Group (comprised of the Wolverine®, HyTest®, Bates® Footwear and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (comprised of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands), The Hush Puppies Company and Other. The Company's other business units consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:

Total Revenue - Second Quarter
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$87.5	32.7%	$85.7	34.2%	$1.8	2.1%
Wolverine Footwear Group	60.9	22.8%	56.5	22.6%	4.4	7.7%
Heritage Brands Group	52.2	19.5%	49.1	19.6%	3.1	6.4%
The Hush Puppies Company	33.2	12.4%	31.7	12.7%	1.5	4.5%
Other	2.6	1.0%	1.9	0.7%	0.7	38.5%
Total branded footwear, apparel and licensing
revenue	$236.4	88.4%	$224.9	89.9%	$11.5	5.1%
Other business units	31.0	11.6%	25.4	10.1%	5.6	22.0%
Total revenue	$267.4	100.0%	$250.3	100.0%	$17.1	6.8%

REVENUE
Revenue of $267.4 million for the second quarter of 2008 exceeded the prior year's second quarter by $17.1 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations, as discussed below, contributed $9.7 million of the revenue increase. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $5.1 million. These increases were partially offset by $3.3 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $5.6 million to the increase. International revenue increased in the quarter to account for 42.1% of total revenue in 2008 as compared to 41.4% in 2007.

The Outdoor Group recorded revenue of $87.5 million for the second quarter of 2008, a $1.8 million increase over the second quarter of the prior year. The Merrell® brand contributed $1.5 million to the increase in revenue over the prior year due primarily to the launch of the Apparel division in the second half of 2007. Patagonia® Footwear product contributed $0.3 million to the increase in its second full year of operation.

The Wolverine Footwear Group recorded $60.9 million in revenue for the second quarter of 2008, a $4.4 million increase from the second quarter of 2007. The Wolverine® business realized an increase in revenue of $1.6 million during the second quarter of 2008 compared to the second quarter of 2007, which was primarily driven by the strong performance of the new premium-priced Contour Welt collection. The Bates® uniform footwear business realized an increase in revenue of $4.2 million over the second quarter of 2007 largely due to sales driven by increased product innovation in its product offerings. HyTest® contributed $1.5 million to the revenue increase over the second quarter of 2007. Revenue from the Stanley® Footgear and private label businesses decreased $2.9 million during the second quarter of 2008 compared to the second quarter of 2007 as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.

The Heritage Brands Group generated revenue of $52.2 million during the second quarter of 2008, a $3.1 million increase from the second quarter of 2007. Cat® Footwear's revenue increased $2.3 million over the second quarter of 2007 due principally to increased shop-in-shop installations, expanded distribution for its Cat® Rugged Casual line in the U.S. and the introduction of the Super Duty extreme work collection in Canada. Harley-Davidson® Footwear revenue decreased $0.6 million in the quarter, driven largely by the planned repositioning of the brand in the U.S. market and resulting distribution channel modifications. The Sebago® brand generated a $1.4 million increase in revenue versus the second quarter of 2007 as a result of strong demand for its new product offerings and sales resulting from inventory reduction initiatives.

The Hush Puppies Company recorded revenue of $33.2 million in the second quarter of 2008, a $1.5 million increase from the second quarter of 2007. The U.S., Canadian and European wholesale markets experienced a $1.7 million increase in revenue over the second quarter of 2007, despite generally challenging retail conditions in some of these key markets. The international licensing business contributed $0.2 million to the revenue increase in the second quarter of 2008. These increases were partially offset by a $0.4 million decrease due to the planned phase-out of the slipper business.

Within the Company's other business units, Wolverine Retail reported a $1.6 million increase in revenue in comparison to the second quarter of 2007 as a result of a $1.1 million increase in Internet revenue and a $1.0 million contribution from the addition of eight new stores compared to the prior year's second quarter, partially offset by a $0.5 million decrease in revenue from stores that were open during last year's second quarter. Included in the other business units' results, Wolverine Retail operated 91 retail stores at the end of the second quarter of 2008 compared to 83 at the end of the second quarter of 2007. The Wolverine® Leathers operation reported a $4.0 million increase in revenue in the quarter primarily due to growth experienced with key customers and increased demand for its proprietary products.

GROSS MARGIN
The gross margin of 38.3% for the second quarter of 2008 was a 14 basis point increase from the second quarter of 2007. Benefits from favorable foreign exchange rates were essentially offset by higher freight and product costs from third-party manufacturers and service providers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $76.5 million for the second quarter of 2008 increased $4.5 million from $72.0 million for the second quarter of 2007. During the second quarter of 2008, the Company incurred $2.4 million of special expenses primarily related to the consolidation of its European offices. Continued investment in brand development through product, marketing and retail placement initiatives increased costs for the second quarter of 2008 by $1.3 million in comparison to the second quarter of 2007. The remaining increase related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased borrowings to fund the repurchase of the Company's stock during the quarter.

Other expense in the second quarter of 2008 was consistent with other expense in the second quarter of 2007.

The Company's effective tax rate was 33.5% for the second quarters of 2008 and 2007.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $16.8 million for the second quarter of 2008, compared to $15.5 million in the second quarter of 2007, an increase of $1.3 million.

Results of Operations - Comparison of the 24 Weeks Ended June 14, 2008 (First Two Quarters of 2008) to the 24 Weeks Ended June 16, 2007 (First Two Quarters of 2007)
Financial Summary - First Two Quarters of 2008 versus First Two Quarters of 2007
	2008		2007		Change
	$	%	$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$503.6	90.6%	$486.8	91.6%		$16.8	3.4%
Other business units	52.0	9.4%	44.6	8.4%		7.4	16.7%
Total revenue	$555.6	100.0%	$531.4	100.0%		$24.2	4.6%

Gross profit
Branded footwear, apparel and licensing	$206.4	41.0%	$193.9	39.8%		$12.5	6.4%
Other business units	17.6	33.8%	15.6	35.1%		2.0	12.3%
Total gross profit	$224.0	40.3%	$209.5	39.4%		$14.5	6.9%

Selling, general and administrative expenses	$161.8	29.1%	$153.3	28.8%		$8.5	5.5%
Interest (income) expense - net	0.4	0.1%	(0.8
)
				(0.1%	)	1.2	145.9%
Other expense - net	0.9	0.2%	0.1	0.0%		0.8	411.0%
Earnings before income taxes	60.9	11.0%	56.9	10.7%		4.0	7.1%
Net earnings	40.5	7.3%	37.8	7.1%		2.7	7.2%

Diluted earnings per share	$0.79		$0.67			$0.12	17.9%

The following is supplemental information on total revenue:

Total Revenue - First Two Quarters
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$194.9	35.1%	$185.9	35.0%	$9.0	4.8%
Wolverine Footwear Group	118.3	21.3%	111.0	20.9%	7.3	6.6%
Heritage Brands Group	109.7	19.7%	109.2	20.5%	0.5	0.4%
The Hush Puppies Company	75.1	13.5%	76.2	14.3%	(1.1)	(1.5%	)
Other	5.6	1.0%	4.5	0.8%	1.1	25.5%
Total branded footwear, apparel and licensing
revenue	$503.6	90.6%	$486.8	91.6%	$16.8	3.4%
Other business units	52.0	9.4%	44.6	8.4%	7.4	16.7%
Total revenue	$555.6	100.0%	$531.4	100.0%	$24.2	4.6%

REVENUE
Revenue of $555.6 million for the first two quarters of 2008 exceeded revenue for the first two quarters of the prior year by $24.2 million. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $12.5 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations, as discussed below, contributed $10.2 million of the revenue increase. These increases were partially offset by $5.9 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $7.4 million to the increase. International revenue increased on a year-to-date basis to account for 41.4% of total revenue in 2008 compared to 40.7% in 2007.

The Outdoor Group recorded revenue of $194.9 million for the first two quarters of 2008, a $9.0 million increase over the first two quarters of the prior year. The Merrell® brand generated an $8.7 million increase over the first two quarters of the prior year as a result of strong footwear shipments, with particular strength in the multi-sport and women's casual categories, as well as the addition of the Apparel division, which launched in the second half of 2007. Patagonia® Footwear product contributed $0.3 million to the increase in its second full year of operation.

The Wolverine Footwear Group delivered revenue of $118.3 million during the first two quarters of 2008, a $7.3 million increase from the first two quarters of 2007. The Wolverine® business realized a decrease in revenue of $0.7 million during the first two quarters of 2008 compared to the first two quarters of 2007 due primarily to a challenging retail environment in the U.S. The Bates® uniform footwear business realized an increase in revenue of $11.0 million primarily due to increased civilian business and the timing of U.S. Department of Defense contract shipments compared to the first two quarters of 2007. HyTest® contributed $2.2 million to the revenue increase over the first two quarters of the prior year. The Stanley® Footgear and private label businesses realized a $5.2 million decrease during the first two quarters of 2008, compared to the first two quarters of 2007, as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.

The Heritage Brands Group recorded revenue of $109.7 million for the first two quarters of 2008, a $0.5 million increase over the first two quarters of the prior year. Cat® Footwear's revenue increased $0.9 million over the first two quarters of 2007. Harley-Davidson® Footwear revenue decreased $2.9 million year-to-date due primarily to the planned repositioning of the brand in the U.S. market and resulting distribution channel modifications. The Sebago® brand generated a $2.5 million increase in revenue for the first two quarters of 2008, compared to the first two quarters of 2007 as a result of strong product sell-through and a positive response to new higher price point product introductions.

The Hush Puppies Company recorded revenue of $75.1 million in the first two quarters of 2008, a $1.1 million decrease from the first two quarters of 2007. A strong revenue increase of $1.3 million was experienced by the international licensing business during the first two quarters of 2008 due to positive response to product offerings. The Canadian market generated a $0.4 million increase compared to the first two quarters of 2007. The U.S. market offset these increases by recording a $1.7 million decrease in revenue, primarily due to the internal reorganization of the SoftStyle® business. Revenue from the U.K. market decreased $0.4 million in the first two quarters of 2008. The remaining $0.7 million decrease from the first two quarters of 2007 is a result of the planned phase-out of the slipper business.

Within the Company's other business units, Wolverine Retail reported a $3.0 million increase in revenue compared to the first two quarters of 2007 as a result of a $1.8 million increase in Internet revenue and a $1.9 million contribution from the addition of eight new stores compared to the prior year's second quarter, partially offset by a $0.7 million decrease in revenue from stores that were open during last year's second quarter. Included in the other business units' results, Wolverine Retail operated 91 retail stores at the end of the second quarter of 2008 compared to 83 at the end of the second quarter of 2007. The Wolverine® Leathers operation reported a $4.4 million increase in revenue in the first two quarters of 2008 primarily due to growth experienced with key customers and increased demand for its proprietary products.

The Company ended the second quarter of 2008 with an order backlog approximately 4% above the level at the end of the second quarter of 2007. Lower close-out orders and lower orders for discontinued businesses impacted the backlog by 2.4%.

GROSS MARGIN
The gross margin percentage for the first two quarters of 2008 was 40.3%, an 88 basis point improvement from the first two quarters of 2007 due primarily to benefits from favorable foreign exchange rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $161.8 million for the first two quarters of 2008 increased $8.5 million from $153.3 million for the first two quarters of 2007. During the first two quarters of 2008, the Company incurred $3.4 million of special expenses primarily related to the consolidation of its European offices. Continued investment in brand development through product, marketing and retail placement initiatives increased costs for the first two quarters of 2008 by $3.8 million in comparison to the first two quarters of 2007. The remaining increase related primarily to selling and distribution costs that vary with the increase in revenue.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased borrowings to fund the repurchase of the Company's stock during the first two quarters of 2008.

The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate was 33.5% for the first two quarters of 2008 and 2007.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $40.5 million for the first two quarters of 2008, compared to $37.8 million in the first two quarters of 2007, an increase of $2.7 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	June 14,	December 29,	June 16,	December 29,	June 16,
	2008	2007	2007	2007	2007
(Millions of dollars)
Cash and cash equivalents	$77.9	$76.1	$77.0	$1.8	$0.9
Accounts receivable	195.6	179.9	173.4	15.7	22.2
Inventories	171.7	165.9	184.7	5.8	(13.0)
Accounts payable	49.6	51.6	53.8	(2.0)	(4.2)
Accrued salaries and wages	14.2	18.5	12.8	(4.3)	1.4
Other accrued liabilities	57.6	41.9	48.8	15.7	8.8
Debt	41.2	10.7	21.5	30.5	19.7

Cash provided by operating activities	$40.1		$33.7		$6.4
Additions to property, plant and equipment	8.0		7.5		0.5
Depreciation and amortization	9.0		9.4		(0.4)

The Company continued to strengthen its balance sheet in the second quarter of 2008. Cash of $15.5 million was used to fund working capital investments in the first two quarters of 2008 compared to $16.0 million used in the first two quarters of 2007. Inventory levels decreased 7.0% from the same quarter last year and annualized inventory turns increased from 3.6 turns to 3.8 turns. However, the change in inventory levels from year end had a negative impact on cash flows from operating activities when compared to the prior year. Accounts receivable increased 12.8% on a 6.8% increase in revenue over the same quarter last year due to strong shipments in the latter half of the quarter and a modest lengthening of terms for certain U.S. customers. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 14, 2008.

The decrease in accounts payable as compared to the second quarter of 2007 was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities compared to the second quarter of 2007 was primarily attributable to the increase in income taxes payable.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company has a long-term revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital and general business requirements. The amount outstanding under the revolving credit facility at June 14, 2008 was $30.5 million. No amount was outstanding at June 16, 2007. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The increase in debt at June 14, 2008 compared to June 16, 2007 was the result of the outstanding balance under the long-term revolving credit agreement primarily due to the repurchase of the Company's stock, partially offset by annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $1.4 million and $1.0 million at June 14, 2008 and June 16, 2007, respectively. The total debt-to-total capital ratio for the Company was 8.2% at the end of the second quarter of 2008, 4.3% at the end of the second quarter of 2007 and 2.2% at year end 2007.

The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. There were 209,700 shares ($28.21 average price paid per share) repurchased during the second quarter of 2008 and 2,026,781 ($26.43 average price paid per share) repurchased during the first two quarters of 2008 under the program. As of June 14, 2008, there were 1,423,684 shares remaining for future repurchase under the April 19, 2007 program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $5.4 million in the second quarter of 2008, or $0.11 per share. This represents a 22.2% increase over the $0.09 per share declared in the second quarter of 2007. The quarterly dividend is payable on August 1, 2008 to stockholders of record on July 1, 2008.

Critical Accounting Policies

The preparation of the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates the appropriateness of these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At June 14, 2008 and June 16, 2007, the Company had outstanding forward currency exchange contracts to purchase $56.4 million and $74.3 million, respectively, U.S. dollars with maturities ranging up to 231 days.

The Company also faces market risk to the extent that its products are produced in countries where certain labor, overhead and raw material costs are paid in foreign currencies, including the Chinese renminbi. As a result, changes in the foreign currency exchange rates of these currencies could cause increases in the price of products that the Company purchases primarily in U.S. dollars.

The Company also has production facilities in the Dominican Republic, where financial statements are prepared in U.S. dollars as the functional currency; however, operating costs are paid in the local currency. Royalty revenue generated by the Company from certain third-party foreign licensees is calculated in the licensees' local currencies, but paid in U.S. dollars. Accordingly, the Company could be subject to related foreign currency remeasurement gains and losses in 2008 and beyond.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 14, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 23, 2008 to April 19, 2008)
Common Stock Repurchase Program(1)	-	$-	-	1,633,384
Employee Transactions(2)	3,491	29.45	-	-
Period 2 (April 20, 2008 to May 17, 2008)
Common Stock Repurchase Program(1)	-	-	-	1,633,384
Employee Transactions(2)	121,833	29.50	-	-
Period 3 (May 18, 2008 to June 14, 2008)
Common Stock Repurchase Program(1)	209,700	28.21	209,700	1,423,684
Employee Transactions(2)	2,391	28.28	-	-
Total for Quarter ended June 14, 2008
Common Stock Repurchase Program(1)	209,700	$28.21	209,700	1,423,684
Employee Transactions(2)	127,715	29.48	-	-

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

On April 17, 2008, the Company held its 2008 Annual Meeting of Stockholders. The purposes of the meeting were: to elect three directors for three-year terms expiring in 2011; and to consider and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by the Board of Directors were elected by the stockholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:
Name of Candidate	Shares Voted

William K. Gerber	For	45,356,164
	Authority Withheld	1,045,891
	Broker Non-Votes	0

Blake W. Krueger	For	44,952,726
	Authority Withheld	1,449,329
	Broker Non-Votes	0

Michael A. Volkema	For	45,334,133
	Authority Withheld	1,067,922
	Broker Non-Votes	0

The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:
Shares Voted

For	44,907,181
Against	1,459,653
Abstentions	35,223
Broker Non-Votes	0

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 8, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 24, 2008	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

July 24, 2008	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 8, 2007. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.