Form 10-Q
period 2008-09-06
WOLVERINE WORLD WIDE INC /DE/
filed 2008-10-16
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 6, 2008

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

There were 61,617,988 shares of Common Stock, $1 par value, outstanding as of October 10, 2008, of which 12,679,731 shares are held as Treasury Stock.

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

Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; changes in consumer preferences or spending patterns; the cost and availability of inventories, services, labor and equipment furnished to the Company; the cost and availability of contract manufacturers; the cost and availability of raw materials, including leather and petroleum-based materials; the cost of finished goods; energy costs; changes in planned consumer demand or at-once orders; customer order cancellations; the impact of competition and pricing by the Company's competitors; changes in government and regulatory policies; foreign currency fluctuation in valuations compared to the U.S. dollar; changes in monetary controls and valuations of the Chinese renminbi and the relative value to the U.S. dollar; changes in duty structures in countries of import and export; changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments; availability and cost of existing and future lines of credit; technological developments; changes in local, domestic or international economic and market conditions, including customers' ability to access credit in current credit markets; the size and growth of footwear markets; service interruptions at shipping and receiving ports; changes in the amount, severity or timing of inclement weather; changes due to the growth of Internet commerce; popularity of particular designs and categories of footwear; the ability of the Company to manage and forecast its growth and inventories; the ability to secure and protect trademarks, patents and other intellectual property; integration of operations of newly acquired businesses; changes in business strategy or development plans; the Company's ability to adapt and compete in global apparel and accessory markets; customer acceptance of new initiatives; the ability to attract and retain qualified personnel; the ability to retain rights to brands licensed by the Company; loss of significant customers; relationships with international distributors and licensees; the Company's ability to meet at-once orders; the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts; the risk of doing business in developing countries and economically volatile areas; retail buying patterns; increased competition from private label brands; consolidation in the retail sector; and the acceptability of U.S. brands in international markets. Additionally, concerns regarding the effects of recent difficulties in credit and financial markets, acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Additional Risk Factors are identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007, included in Item 1A. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars)

	September 6, 2008 (Unaudited)	December 29, 2007 (Audited)	September 8, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,310	$76,087	$24,770
Accounts receivable, less allowances
September 6, 2008 - $15,684
December 29, 2007 - $13,643
September 8, 2007 - $15,072	240,522	179,934	235,525
Inventories:
Finished products	177,530	148,925	182,134
Raw materials and work in process	16,532	16,927	16,184
	194,062	165,852	198,318
Deferred income taxes	10,122	11,909	10,703
Prepaid expenses and other current assets	11,581	11,859	14,913
TOTAL CURRENT ASSETS	530,597	445,641	484,229

PROPERTY, PLANT AND EQUIPMENT
Gross cost	291,488	288,206	284,368
Less accumulated depreciation	208,230	202,789	198,342
	83,258	85,417	86,026
OTHER ASSETS
Goodwill and other non-amortizable intangibles	45,534	48,509	48,238
Cash surrender value of life insurance	34,349	32,886	33,484
Pension assets	18,289	17,752	10,003
Other	9,667	8,173	10,433
	107,839	107,320	102,158

TOTAL ASSETS	$721,694	$638,378	$672,413

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued
(Thousands of dollars, except share data)

	September 6, 2008 (Unaudited)	December 29, 2007 (Audited)	September 8, 2007 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$54,284	$51,551	$56,037
Accrued salaries and wages	17,209	18,475	17,836
Other accrued liabilities	69,025	41,875	67,587
Current maturities of long-term debt	10,725	10,731	10,730
Revolver	70,897	-	-
TOTAL CURRENT LIABILITIES	222,140	122,632	152,190

Long-term debt	-	-	10,731
Deferred compensation	10,009	10,204	11,201
Accrued pension liabilities	26,246	25,684	23,818
Other non-current liabilities	1,114	1,079	1,033

STOCKHOLDERS' EQUITY
Common Stock - par value $1, authorized
160,000,000 shares; shares issued
(including shares in treasury):
September 6, 2008 - 61,589,057 shares
December 29, 2007 - 61,085,123 shares
September 8, 2007 - 61,002,928 shares	61,589	61,085	61,003
Additional paid-in capital	60,628	47,786	43,936
Retained earnings	647,253	591,706	572,338
Accumulated other comprehensive income	10,943	22,268	10,094
Cost of shares in treasury:
September 6, 2008 - 12,678,680 shares
December 29, 2007 - 9,850,299 shares
September 8, 2007 - 8,656,877 shares	(318,228)	(244,066)	(213,931)
TOTAL STOCKHOLDERS' EQUITY	462,185	478,779	473,440

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$721,694	$638,378	$672,413

(  ) - Denotes deduction
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007

Revenue	$318,852	$310,168	$874,452	$841,549
Cost of products sold	190,122	185,216	521,762	507,068

GROSS PROFIT	128,730	124,952	352,690	334,481

Selling, general and administrative expenses	82,389	80,548	244,192	233,845

OPERATING PROFIT	46,341	44,404	108,498	100,636

Other expenses/(income):
Interest expense	675	503	1,839	1,453
Interest income	(366)	(682)	(1,165)	(2,426)
Other - net	(880)	252	(1)	424
	(571)	73	673	(549)

EARNINGS BEFORE INCOME TAXES	46,912	44,331	107,825	101,185
Income taxes	15,721	14,848	36,121	33,895

NET EARNINGS	$31,191	$29,483	$71,704	$67,290

Net earnings per share:
Basic	$.64	$.56	$1.46	$1.26
Diluted	$.62	$.54	$1.41	$1.21

Cash dividends per share	$.11	$.09	$.33	$.27

Shares used for net earnings per share
computation:
Basic	48,511,216	52,349,773	49,103,566	53,447,264
Diluted	49,977,840	54,184,736	50,751,196	55,432,766

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Stockholders' Equity
(Thousands of dollars, except share data)
(Unaudited)

36 Weeks Ended
September 6, 2008

COMMON STOCK
Balance at beginning of the year	$61,085
Common stock issued under stock incentive plans	504
Balance at end of the quarter	$61,589

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	$47,786
Stock-based compensation expense	5,873
Common stock issued under stock incentive plans	6,908
Net change in notes receivable	61
Balance at end of the quarter	$60,628

RETAINED EARNINGS
Balance at beginning of the year	$591,706
Net earnings	71,704
Cash dividends declared	(16,157)
Balance at end of the quarter	$647,253

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of the year	$22,268
Foreign currency translation adjustments	(15,428)
Change in fair value of foreign currency cash flow hedges, net of taxes	4,103
Balance at end of the quarter	$10,943

COST OF SHARES IN TREASURY
Balance at beginning of the year	$(244,066)
Repurchase of common stock for treasury (2,848,213 shares)	(74,658)
Issuance of treasury shares (19,832 shares)	496
Balance at end of the quarter	$(318,228)

TOTAL STOCKHOLDERS' EQUITY AT END OF THE QUARTER	$462,185

See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 6, 2008	September 8, 2007

OPERATING ACTIVITIES
Net earnings	$71,704	$67,290
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,040	13,502
Amortization	948	780
Deferred income taxes	(631)	(1,141)
Stock-based compensation expense	5,873	5,943
Excess tax benefits from stock-based compensation	(1,471)	(2,440)
Pension	25	1,304
Other	9,651	1,006
Changes in operating assets and liabilities:
Accounts receivable	(71,205)	(78,328)
Inventories	(32,248)	(11,544)
Other assets	114	(982)
Accounts payable and other liabilities	33,600	28,665

Net cash provided by operating activities	29,400	24,055

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,635)	(11,561)
Other	(3,931)	(3,804)

Net cash used in investing activities	(16,566)	(15,365)

FINANCING ACTIVITIES
Net borrowings under revolver	70,897	-
Payments of capital lease obligations	(6)	(10)
Cash dividends paid	(15,468)	(13,751)
Purchase of common stock for treasury	(74,658)	(103,179)
Proceeds from shares issued under stock incentive plans	5,529	4,412
Excess tax benefits from stock-based compensation	1,471	2,440

Net cash used in financing activities	(12,235)	(110,088)
Effect of foreign exchange rate changes	(2,376)	1,505

DECREASE IN CASH AND CASH EQUIVALENTS	(1,777)	(99,893)
Cash and cash equivalents at beginning of the period	76,087	124,663

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$74,310	$24,770

(  ) - Denotes reduction in cash and cash equivalents
See notes to consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
September 6, 2008 and September 8, 2007

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 6, 2008 and September 8, 2007

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Weighted average shares outstanding	48,985,866	52,953,299	49,641,783	54,119,733
Adjustment for nonvested restricted common stock	(474,650)	(603,526)	(538,217)	(672,469)
Denominator for basic earnings per share	48,511,216	52,349,773	49,103,566	53,447,264
Effect of dilutive stock options	1,183,955	1,466,954	1,297,718	1,575,659
Adjustment for nonvested restricted common stock - treasury method	282,669	368,009	349,912	409,843
Denominator for diluted earnings per share	49,977,840	54,184,736	50,751,196	55,432,766

Options to purchase 1,336,589 and 1,224,173 shares of common stock for the 12 and 36 weeks ended September 6, 2008 and 622,870 and 523,336 shares for the 12 and 36 weeks ended September 8, 2007 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.

3.  Goodwill and Other Non-Amortizable Intangibles

The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):
	Goodwill	Trademarks	Total
Balance at September 8, 2007	$39,732	$8,506	$48,238
Intangibles acquired	-	430	430
Foreign currency translation effects	(159)	-	(159)
Balance at December 29, 2007	39,573	8,936	48,509
Intangibles acquired	-	228	228
Intangibles disposed	-	(17)	(17)
Foreign currency translation effects	(3,186)	-	(3,186)
Balance at September 6, 2008	$36,387	$9,147	$45,534

4.  Comprehensive Income

Comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders' equity.

The ending accumulated other comprehensive income is as follows (thousands of dollars):
	September 6, 2008	December 29, 2007	September 8, 2007
Foreign currency translation adjustments	$20,005	$35,433	$29,444
Foreign currency cash flow hedge adjustments, net of taxes	2,048	(2,055)	(2,531)
Pension adjustments, net of taxes	(11,110)	(11,110)	(16,819)
Accumulated other comprehensive income	$10,943	$22,268	$10,094

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 6, 2008 and September 8, 2007

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Net earnings	$31,191	$29,483	$71,704	$67,290
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,065)	3,894	(15,428)	7,654
Change in fair value of foreign currency cash flow hedges, net of taxes	2,875	(643)	4,103	(1,483)
Comprehensive income	$20,001	$32,734	$60,379	$73,461

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

The other business units in the following table consist of the Company's retail, tannery and pigskin procurement operations. Included in the other business units results below are 88 Company operated retail stores in North America and 20 consumer-direct Internet sites at September 6, 2008 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

There have been no material changes in the way the Company measures segment profits or in its basis of determining business segments.

Business segment information is as follows (thousands of dollars):
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
	12 Weeks Ended September 6, 2008
Revenue	$292,485	$26,367	$-	$318,852
Intersegment revenue	13,543	641	-	14,184
Earnings (loss) before income taxes	53,302	154	(6,544)	46,912
Total assets	539,093	50,462	132,139	721,694

	36 Weeks Ended September 6, 2008
Revenue	$796,100	$78,352	$-	$874,452
Intersegment revenue	35,005	2,638	-	37,643
Earnings (loss) before income taxes	121,871	954	(15,000)	107,825
Total assets	539,093	50,462	132,139	721,694

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 6, 2008 and September 8, 2007

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

6.  Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at September 6, 2008. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS No. 157"), for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Company's consolidated condensed financial statements as a result of the adoption of SFAS No. 157. As of September 6, 2008 and September 8, 2007, an asset of $2,894,000 and a liability of $1,912,000, respectively, have been recognized for the fair value of the foreign exchange contracts. In accordance with SFAS No. 157, these assets and liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 6, 2008.

The Company follows Statement SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 6, 2008 and September 8, 2007, foreign currency forward exchange contracts with a notional value of $47,603,000 and $39,501,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 231 days. These contracts have been designated as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 6, 2008 and September 8, 2007

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the 12 and 36 weeks ended September 6, 2008 and September 8, 2007. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income within stockholders' equity.

The Company does not generally require collateral or other security on trade accounts and notes receivable.

7.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,960,000 and $5,873,000, respectively, and related income tax benefits of $438,000 and $1,237,000, respectively, for its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 6, 2008. For the 12 and 36 weeks ended September 8, 2007, the Company recognized compensation costs of $1,785,000 and $5,943,000, respectively, and related income tax benefits of $452,000 and $1,528,000, respectively, for its stock-based compensation plans.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 6, 2008 and September 8, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 36 weeks ended September 6, 2008 and September 8, 2007 was $5.68 and $6.87 per share, respectively, with the following weighted-average assumptions:
	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Expected market price volatility (1)	30.9%	23.7%	28.8%	23.3%
Risk-free interest rate (2)	3.0%	4.9%	2.5%	4.8%
Dividend yield (3)	1.7%	1.3%	1.6%	1.4%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - continued
September 6, 2008 and September 8, 2007

8.  Pension Expense

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows (thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Service cost pertaining to benefits earned during the period	$1,122	$1,119	$3,365	$3,411
Interest cost on projected benefit obligations	2,635	2,540	7,903	7,681
Expected return on pension assets	(3,212)	(3,235)	(9,635)	(9,815)
Net amortization loss	915	1,284	2,746	3,853
Net pension expense	$1,460	$1,708	$4,379	$5,130

9.  Litigation and Contingencies

The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company's liability is fixed. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company's management that these items will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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
September 6, 2008 and September 8, 2007

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows (thousands of dollars):
	2008	2009	2010	2011	2012	Thereafter
Minimum royalties	$1,062	$1,328	$1,544	$1,772	$1,825	$4,683
Minimum advertising	2,023	2,103	2,166	2,231	2,298	1,660

Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $916,000 and $2,270,000, respectively, for the 12 and 36 weeks ended September 6, 2008. The Company has met the minimum royalty requirements for 2008. For the 12 and 36 weeks ended September 8, 2007, the Company incurred royalty expense of $934,000 and $2,648,000, respectively.

The terms of certain license agreements also require advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $834,000 and $2,418,000, respectively, for the 12 and 36 weeks ended September 6, 2008. The Company has met the minimum advertising requirements for 2008. For the 12 and 36 weeks ended September 8, 2007, the Company incurred advertising expense of $902,000 and $2,333,000, respectively.

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

In June 2008, the FASB issued Staff Position ("FSP") Emerging Issue Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on its consolidated condensed financial statements.

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

The following represent the financial performance highlights of the third quarter of 2008 compared to the third quarter of 2007:
•	Record revenue and earnings per share for the 25th consecutive quarter.

•	Revenue for the third quarter of 2008 of $318.9 million, a 2.8% increase over the third quarter of 2007 revenue of $310.2 million.

•	Diluted earnings per share during the third quarter of 2008 grew to $0.62 per share compared to $0.54 per share for the same quarter in the prior year, an increase of 14.8%.

•	Accounts receivable increased 2.1% in the third quarter of 2008 compared to the third quarter of 2007 on a 2.8% increase in revenue for the quarter.

•

Inventory levels were reduced by $4.2 million, a 2.1% reduction, in the third quarter of 2008 compared to the same quarter in the prior year resulting in an increase in annualized inventory turns from 3.6 turns in the third quarter of 2007 to 3.9 turns in the third quarter of 2008.

•	The Company ended the third quarter of 2008 with $74.3 million of cash on hand and interest-bearing debt of $81.6 million.

•	During the third quarter of 2008, the Company utilized $19.0 million of cash to repurchase 0.7 million shares of stock under its share repurchase program.

•	The Company declared a quarterly cash dividend of $0.11 per share in the third quarter of 2008, a 22.2% increase over the $0.09 per share declared in the third quarter of 2007.

The following is a discussion of the Company's results of operations and liquidity and capital resources for the third quarter of 2008. This section should be read in conjunction with the consolidated condensed financial statements and notes.

Results of Operations - Comparison of the 12 Weeks Ended September 6, 2008 (2008 Third Quarter) to the 12 Weeks Ended September 8, 2007 (2007 Third Quarter)
Financial Summary - Third Quarter
	2008		2007			Change
	$	%		$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$292.5	91.7%		$290.3	93.6%		$2.2	0.8%
Other business units	26.4	8.3%		19.9	6.4%		6.5	32.3%
Total revenue	$318.9	100.0%		$310.2	100.0%		$8.7	2.8%

Gross profit
Branded footwear, apparel and licensing	$119.9	41.0%		$117.8	40.6%		$2.1	1.8%
Other business units	8.8	33.5%		7.2	36.2%		1.6	22.6%
Total gross profit	$128.7	40.4%		$125.0	40.3%		$3.7	3.0%

Selling, general and administrative expenses	$82.4	25.8%		$80.6	26.0%		$1.8	2.3%
Interest (income) expense - net	0.3	0.1%		(0.2)	(0.1%	)	0.5	272.6%
Other (income) expense - net	(0.9)	(0.3%	)	0.3	0.1%		(1.2)	(449.2%	)
Earnings before income taxes	46.9	14.7%		44.3	14.3%		2.6	5.8%
Net earnings	31.2	31.2%		29.5	9.5%		1.7	5.8%

Diluted earnings per share	$0.62			$0.54			$0.08	14.8%

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

Total Revenue - Third Quarter
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$123.1	38.6%	$113.3	36.5%	$9.8	8.7%
Wolverine Footwear Group	59.4	18.6%	61.8	19.9%	(2.4)	(3.9%	)
Heritage Brands Group	64.5	20.2%	64.7	20.8%	(0.2)	(0.3%	)
The Hush Puppies Company	42.4	13.3%	47.7	15.4%	(5.3)	(11.0%	)
Other	3.1	1.0%	2.8	0.9%	0.3	10.7%
Total branded footwear, apparel and licensing
revenue	$292.5	91.7%	$290.3	93.6%	$2.2	0.8%
Other business units	26.4	8.3%	19.9	6.4%	6.5	32.3%
Total revenue	$318.9	100.0%	$310.2	100.0%	$8.7	2.8%

REVENUE
Revenue of $318.9 million for the third quarter of 2008 exceeded the prior year's third quarter by $8.7 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations, as discussed below, contributed $3.6 million of the revenue increase. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $1.5 million. These increases were partially offset by $2.9 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $6.5 million to the increase. International revenue increased in the quarter to account for 43.5% of total revenue in 2008 as compared to 40.0% in 2007.

The Outdoor Group recorded revenue of $123.1 million for the third quarter of 2008, a $9.8 million increase over the third quarter of the prior year. The Merrell® brand grew revenue at a high single-digit rate, due primarily to the launch of the Apparel division in the second half of 2007 and increased sales from new product initiatives. Patagonia® Footwear grew its revenue at a low double-digit rate in the quarter in its second full year of operation.

The Wolverine Footwear Group recorded $59.4 million in revenue for the third quarter of 2008, a $2.4 million decrease from the third quarter of 2007. Revenue from the Wolverine® brand decreased at a mid single-digit rate during the third quarter of 2008 compared to the third quarter of 2007, primarily due to weak U.S. market conditions. The Bates® military and civilian uniform footwear business continued its strong performance, growing revenue at a low double-digit rate in the quarter, driven by increased innovation in its product offerings. HyTest® grew revenue at a mid single-digit rate in the quarter. Revenue from the Stanley® Footgear and private label businesses decreased $2.4 million during the third quarter of 2008 compared to the third quarter of 2007 as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.

The Heritage Brands Group generated revenue of $64.5 million during the third quarter of 2008, a $0.2 million decrease from the third quarter of 2007. Cat® Footwear's revenue decreased at a mid single-digit rate from the third quarter of 2007 due principally to challenging conditions in Europe. Harley-Davidson® Footwear revenue increased at a double-digit rate in the quarter, driven largely by increased sales leveraged by new product concepts. Revenue for the Sebago® brand decreased at a mid single-digit rate versus the third quarter of 2007 as solid revenue growth in the U.S. was offset by lower sales in international markets.

The Hush Puppies Company recorded revenue of $42.4 million in the third quarter of 2008, a $5.3 million decrease from the third quarter of 2007. The international licensing business continued its strong performance, with robust double-digit revenue growth. This growth was more than offset by quarter-over-quarter declines in the U.S., Europe and Canada. Soft retail conditions, factory product delays and the financial difficulties of a significant U.S. retail consumer contributed to the lower sales in the quarter. The planned phase-out of the slipper business decreased revenue by $0.5 million.

Within the Company's other business units, Wolverine Retail reported a low double-digit sales increase in comparison to the third quarter of 2007 as a result of growth from the Company's e-commerce channel and the positive sales contribution from new stores compared to the prior year's third quarter. Wolverine Retail operated 88 retail stores in North America at the end of the third quarter of 2008 compared to 87 at the end of the third quarter of 2007. In addition, a slight increase in revenue was generated from stores that were open during last year's third quarter. The Wolverine® Leathers operation reported a strong double-digit increase in revenue in the quarter primarily due to growth experienced with key customers and increased demand for its proprietary products.

GROSS MARGIN
The gross margin of 40.4% for the third quarter of 2008 was a 10 basis point increase from the third quarter of 2007. Benefits from favorable foreign exchange rates and business mix were essentially offset by higher freight and product costs from third-party manufacturers and service providers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $82.4 million for the third quarter of 2008 increased $1.8 million from $80.6 million for the third quarter of 2007. Increased corporate general and administrative expenses were partially offset by expense reductions in other areas of the business.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased borrowings to fund the repurchase of the Company's stock during the quarter.

The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate was 33.5% for the third quarters of 2008 and 2007.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $31.2 million for the third quarter of 2008, compared to $29.5 million in the third quarter of 2007, an increase of $1.7 million.

Results of Operations - Comparison of the 36 Weeks Ended September 6, 2008 (First Three Quarters of 2008) to the 36 Weeks Ended September 8, 2007 (First Three Quarters of 2007)
Financial Summary - First Three Quarters
	2008		2007		Change
	$	%	$	%		$	%
(Millions of dollars, except per share data)
Revenue
Branded footwear, apparel and licensing	$796.1	91.0%	$777.1	92.3%		$19.0	2.4%
Other business units	78.4	9.0%	64.4	7.7%		14.0	21.5%
Total revenue	$874.5	100.0%	$841.5	100.0%		$33.0	3.9%

Gross profit
Branded footwear, apparel and licensing	$326.3	41.0%	$311.6	40.1%		$14.7	4.7%
Other business units	26.4	33.7%	22.9	35.4%		3.5	15.6%
Total gross profit	$352.7	40.3%	$334.5	39.7%		$18.2	5.4%

Selling, general and administrative expenses	$244.2	27.9%	$233.8	27.8%		$10.4	4.4%
Interest (income) expense - net	0.7	0.1%	(1.0)	(0.1%	)	1.7	169.4%
Other (income) expense - net	-	0.0%	0.5	0.1%		(0.5)	(100.2%	)
Earnings before income taxes	107.8	12.3%	101.2	12.0%		6.6	6.6%
Net earnings	71.7	8.2%	67.3	8.0%		4.4	6.6%

Diluted earnings per share	$1.41		$1.21			$0.20	16.5%

The following is supplemental information on total revenue:
Total Revenue - First Three Quarters
	2008		2007		Change
	$	%	$	%	$	%
(Millions of dollars)
Outdoor Group	$318.0	36.4%	$299.2	35.6%	$18.8	6.3%
Wolverine Footwear Group	177.7	20.3%	172.8	20.5%	4.9	2.8%
Heritage Brands Group	174.1	19.9%	173.9	20.7%	0.2	0.2%
The Hush Puppies Company	117.5	13.4%	123.9	14.7%	(6.4)	(5.1%	)
Other	8.8	1.0%	7.3	0.9%	1.5	19.8%
Total branded footwear, apparel and licensing
revenue	$796.1	91.0%	$777.1	92.3%	$19.0	2.4%
Other business units	78.4	9.0%	64.4	7.7%	14.0	21.5%
Total revenue	$874.5	100.0%	$841.5	100.0%	$33.0	3.9%

REVENUE
Revenue of $874.5 million for the first three quarters of 2008 exceeded revenue for the first three quarters of the prior year by $33.0 million. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $15.0 million. Increases in unit volume, changes in product mix and changes in selling price for the branded footwear, apparel and licensing operations, as discussed below, contributed $12.8 million of the revenue increase. These increases were partially offset by $8.8 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $14.0 million to the increase. International revenue increased on a year-to-date basis to account for 42.2% of total revenue in 2008 compared to 40.3% in 2007.

The Outdoor Group recorded revenue of $318.0 million for the first three quarters of 2008, an $18.8 million increase over the first three quarters of the prior year. The Merrell® brand grew revenue at a mid single-digit rate over the first three quarters of the prior year as a result of strong footwear shipments, with particular strength in the multi-sport and women's casual categories, as well as the addition of the Apparel division, which launched in the second half of 2007. Patagonia® Footwear grew its revenue at a high single-digit rate in the first three quarters of 2008 in its second full year of operation.

The Wolverine Footwear Group delivered revenue of $177.7 million during the first three quarters of 2008, a $4.9 million increase from the first three quarters of 2007. Revenue from the Wolverine® brand decreased at a mid single-digit rate during the first three quarters of 2008 compared to the first three quarters of 2007 primarily due to a challenging retail environment in the U.S. The Bates® military and civilian uniform footwear business continued its strong year-to-date performance, growing its revenue at a double-digit rate primarily due to increased civilian business and the timing of U.S. Department of Defense contract shipments compared to the first three quarters of 2007. HyTest® grew revenue at a double-digit rate over the first three quarters of the prior year. The Stanley® Footgear and private label businesses realized a $7.6 million decrease during the first three quarters of 2008, compared to the first three quarters of 2007, as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.

The Heritage Brands Group recorded revenue of $174.1 million for the first three quarters of 2008, a $0.2 million increase over the first three quarters of the prior year. Cat® Footwear's revenue marginally decreased from the first three quarters of 2007. Harley-Davidson® Footwear revenue decreased at a mid single-digit rate year-to-date due primarily to the planned repositioning of the brand in the U.S. market and resulting distribution channel modifications. Revenue for the Sebago® brand increased at a mid single-digit rate for the first three quarters of 2008, compared to the first three quarters of 2007 as a result of strong product sell-through and a positive response to new higher price point product introductions.

The Hush Puppies Company recorded revenue of $117.5 million in the first three quarters of 2008, a $6.4 million decrease from the first three quarters of 2007. The international licensing business grew revenue at a strong double-digit rate during the first three quarters of 2008 due to positive response to product offerings. Decreases in the U.S., Europe and Canada more than offset this increase due to financial difficulties of key retailers in the U.S. and U.K., soft retail conditions, factory product delays, and a planned exit of a highly promotional department store in Canada. The remaining $1.2 million decrease from the first three quarters of 2007 is a result of the planned phase-out of the slipper business.

Within the Company's other business units, Wolverine Retail reported a low double digit sales increase compared to the first three quarters of 2007 as a result of growth from the Company's e-commerce channel and the positive sales contribution from the addition of new stores compared to the prior year's first three quarters. Included in the other business units' results, Wolverine Retail operated 88 retail stores in North America at the end of the third quarter of 2008 compared to 87 at the end of the third quarter of 2007. The increase was partially offset by a very slight decrease in revenue from stores that were open during last year's first three quarters. The Wolverine® Leathers operation reported a strong double-digit increase in revenue in the first three quarters of 2008 primarily due to growth experienced with key customers and increased demand for its proprietary products.

The Company ended the third quarter of 2008 with an order backlog growth versus the prior year of approximately 1.1% in dollars and 9.6% in pairs.

GROSS MARGIN
The gross margin percentage for the first three quarters of 2008 was 40.3%, a 58 basis point improvement from the first three quarters of 2007 due primarily to benefits from favorable foreign exchange rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $244.2 million for the first three quarters of 2008 increased $10.4 million from $233.8 million for the first three quarters of 2007. Continued investment in brand development through product, marketing and retail placement initiatives increased costs for the first three quarters of 2008 by $2.0 million in comparison to the first three quarters of 2007. The remaining increase related primarily to selling and distribution costs that vary with the increase in revenue and an increase in corporate general and administrative expenses.

INTEREST, OTHER & TAXES
The change in net interest (income) expense reflected increased borrowings to fund the repurchase of the Company's stock during the first three quarters of 2008.

The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company's effective tax rate was 33.5% for the first three quarters of 2008 and 2007.

NET EARNINGS
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $71.7 million for the first three quarters of 2008, compared to $67.3 million in the first three quarters of 2007, an increase of $4.4 million.
LIQUIDITY AND CAPITAL RESOURCES
				Change from
	September 6, 2008	December 29, 2007	September 8, 2007	December 29, 2007	September 8, 2007
(Millions of dollars)
Cash and cash equivalents	$74.3	$76.1	$24.8	$(1.8)	$49.5
Accounts receivable	240.5	179.9	235.5	60.6	5.0
Inventories	194.1	165.9	198.3	28.2	(4.2)
Accounts payable	54.3	51.6	56.0	2.7	(1.7)
Accrued salaries and wages	17.2	18.5	17.8	(1.3)	(0.6)
Other accrued liabilities	69.0	41.9	67.6	27.1	1.4
Debt	81.6	10.7	21.5	70.9	60.1

Cash provided by operating activities	$29.4		$24.1		$5.3
Additions to property, plant and equipment	12.6		11.6		1.0
Depreciation and amortization	14.0		14.3		(0.3)

The Company continued to strengthen its balance sheet in the third quarter of 2008. Cash of $69.7 million was used to fund working capital investments in the first three quarters of 2008 compared to $62.2 million used in the first three quarters of 2007. Inventory levels decreased 2.1% from the same quarter last year and annualized inventory turns increased from 3.6 turns to 3.9 turns. However, the change in inventory levels from year end had a negative impact on cash flows from operating activities when compared to the prior year. Accounts receivable increased 2.1% on a 2.8% increase in revenue over the same quarter last year. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 6, 2008.

The decrease in accounts payable as compared to the third quarter of 2007 was primarily attributable to the timing of inventory purchases from contract suppliers. The increase in other accrued liabilities compared to the third quarter of 2007 was primarily attributable to the increase in income taxes payable.

The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital and general business requirements. The amount outstanding under the revolving credit facility at September 6, 2008 was $70.9 million which the Company considers short-term in nature. No amount was outstanding at September 8, 2007. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company's common stock.

The increase in debt at September 6, 2008 compared to September 8, 2007 was the result of the outstanding balance under the revolving credit agreement primarily due to the repurchase of the Company's stock, partially offset by annual principal payments on the Company's senior notes. The Company had commercial letter-of-credit facilities outstanding of $1.4 million and $0.7 million at September 6, 2008 and September 8, 2007, respectively. The total debt-to-total capital ratio for the Company was 15.0% at the end of the third quarter of 2008, 4.3% at the end of the third quarter of 2007 and 2.2% at year end 2007.

The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company's Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. There were 745,488 shares ($25.41 average price paid per share) repurchased during the third quarter of 2008 and 2,772,269 ($26.15 average price paid per share) repurchased during the first three quarters of 2008 under the program. As of September 6, 2008, there were 678,196 shares remaining for future repurchase under the April 19, 2007 program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $5.3 million in the third quarter of 2008, or $0.11 per share. This represents a 22.2% increase over the $0.09 per share declared in the third quarter of 2007. The quarterly dividend is payable on August 1, 2008 to stockholders of record on July 1, 2008.

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

The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company's foreign assets, liabilities and inventory purchase commitments and to the extent that its debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a portion of its debt on a fixed-rate basis. The Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Form 10-Q Quarterly Report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Company conducts wholesale operations outside of the United States in Europe and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in foreign currencies in the normal course of business. At September 6, 2008 and September 8, 2007, the Company had outstanding forward currency exchange contracts to purchase $47.6 million and $39.5 million, respectively, of U.S. dollars with maturities ranging up to 231 days.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 6, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 15, 2008 to July 12, 2008)
Common Stock Repurchase Program(1)	126,888	$27.03	126,888	1,296,796
Employee Transactions(2)	32,070	27.25	-	-
Period 2 (July 13, 2008 to August 9, 2008)
Common Stock Repurchase Program(1)	618,600	25.08	618,600	678,196
Employee Transactions(2)	6,023	27.20	-	-
Period 3 (August 10, 2008 to September 6, 2008)
Common Stock Repurchase Program(1)	-	-	-	678,196
Employee Transactions(2)	9,440	27.17	-	-
Total for Quarter ended September 6, 2008
Common Stock Repurchase Program(1)	745,488	$25.41	745,488	678,196
Employee Transactions(2)	47,533	27.23	-	-

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

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 15, 2008. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 16, 2008	/s/ Blake W. Krueger
Date	Blake W. Krueger Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

October 16, 2008	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-Laws. Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 15, 2008. Here incorporated by reference.

31.1	Certification of Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.