Form 10-K
period 2009-01-03
WOLVERINE WORLD WIDE INC /DE/
filed 2009-03-04
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-6024
WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1185150
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9341 Courtland Drive, Rockford, Michigan	49351
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 866-5500
Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 14, 2008, the last business day of the registrant’s most recently completed second fiscal quarter: $1,333,734,754.
Number of shares outstanding of the registrant’s Common Stock, $1 par value (excluding shares of treasury stock) as of February 23, 2009: 49,516,160.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 23, 2009 are incorporated by reference into Part III of this report.

Part I

Item 1. Business	5

Item 1A. Risk Factors	14

Item 1B. Unresolved Staff Comments	22

Item 2. Properties	22

Item 3. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Supplemental Item. Executive Officers of the Registrant	23

Part II

Item 5. Market for Registrants’ Comment Equity, Related Stockholder Matters and Issuer Purchases of Securities	25

Item 6. Selected Financial Data	28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	46

Item 8. Financial Statements and Supplementary Data	46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A. Controls and Procedures	46

Item 9B. Other Information	46

Part III

Item 10. Directors, Executive Officers and Corporate Governance	47

Item 11. Executive Compensation	47

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13. Certain Relationships and Related Transactions, and Director Independence	50

Item 14. Principal Accounting Fees	50

Item 15. Exhibits, Financial Statement Schedules	50

Signatures
54
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.10
Exhibit 10.11
Exhibit 10.13
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS
This Report on Form 10-K contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Forward-looking statements include, without limitation, those related to:
•	future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits;
•	expected economic returns;
•	projected 2009 operating results and dividend rates;
•	future share repurchase activity;
•	the effect of new accounting rules and guidance;
•	future strength of the Company;
•	future brand positioning;
•	seasonal sales patterns and capital requirements;
•	ability to arrange adequate alternative sources of supply;
•	the outcome of litigation;
•	achievement of the Company vision;
•	future pension expenses, contributions and costs;
•	future marketing investments;
•	the ability to successfully extend into new lines or categories of products, including the extension into Merrell® Apparel;
•	the ability to integrate the acquired Chaco® Footwear and Cushe® Footwear businesses;
•	future growth or success in specific countries, categories or market sectors;
•	liquidity;
•	capital resources; and
•	market risk.
In addition, words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased costs of future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;

•	foreign currency fluctuation in valuations compared to the U.S. dollar;
•	changes in monetary controls and valuations of the Chinese yuan and the relative value to the U.S. dollar;
•	the risk of doing business in developing countries and economically volatile areas;
•	the cost and availability of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of the global credit crisis on the Company’s suppliers, distributor and customers;
•	the success of new business initiatives, including and Merrell® Apparel;
•	changes in business strategy or development plans;
•	integration of operations of newly acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear markets;
•	service interruptions at shipping and receiving ports;
•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s 2009 restructuring plan;
•	the Company’s ability to meet at-once orders;
•	changes in government and regulatory policies;
•	retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism, the war in the Middle East, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
General.
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, rugged outdoor and work footwear. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.
Approximately 46.6 million pairs of the Company’s branded footwear were sold during fiscal 2008, making the Company a global leader among footwear companies in the marketing of branded casual, work and outdoor footwear. The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago® and Wolverine®. The Company believes that its primary competitive strengths are its well-recognized brand names, broad range of comfortable footwear, patented and proprietary designs and comfort technologies, numerous distribution channels and diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.
The Company’s footwear is sold under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear at numerous price points. The Company’s footwear products are organized under four operating units: (i) the Wolverine Footwear Group, consisting of the Bates®, HyTest® and Wolverine® boots and shoes, and Wolverine® brand apparel, (ii) the Outdoor Group, consisting of Merrell®, Patagonia® and Chaco® footwear, and Merrell® brand apparel, (iii) the Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear, and (iv) The Hush Puppies Company, consisting of Hush Puppies® footwear and Cushe® footwear. The Company also licenses its brands for use on non-footwear products, including apparel, eyewear, watches, socks, gloves, handbags and plush toys.
The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the various Company brands. The Company’s footwear is distributed domestically through Company-owned retail stores, to governments and municipalities and to numerous accounts, including department stores, footwear chains, catalogs, specialty retailers, mass merchants and Internet retailers. Many of the retailers to which Wolverine distributes operate multiple storefront locations. The Company’s products are marketed worldwide in approximately 180 countries and territories through Company-owned wholesale operations, licensees and distributors.
The Company, through its Wolverine Leathers Division, operates a pigskin leather business supplying pigskin leather for the shoe and leather goods industries. A significant portion of the Wolverine Leathers Division’s pigskin leather is used in the footwear marketed by the Company, and is also sold to Company licensees and other domestic and foreign manufacturers of footwear. The Company currently operates a tanning facility to support the Wolverine Leathers Division business. The Company has announced that it will likely close its tanning facility and outsource leather processing in 2009. In addition, Wolverine Procurement, Inc., a Company-owned subsidiary, performs skinning operations and purchases raw pigskins, which it then cures and sells to outside customers for processing into pigskin leather products.

For financial information regarding the Company, see the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. The Company has one reportable segment, Branded Footwear, Apparel, and Licensing. The Branded Footwear, Apparel, and Licensing segment is engaged in manufacturing, sourcing, licensing, marketing and distributing branded footwear and apparel, including casual shoes and apparel, dress shoes, boots, uniform shoes, work shoes and rugged outdoor footwear and apparel. The Company’s Other Business units consist of its retail stores, leathers and pigskin procurement operations. Financial information regarding the Company’s business segments and financial information about geographic areas is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Form 10-K.
Branded Footwear, Apparel and Licensing.
The Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Cushe ®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago® and Wolverine®. The Company combines quality materials and skilled workmanship from around the world to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company also markets Merrell®, Sebago®, and Wolverine® brand apparel and licenses its brands for use on non-footwear products, including apparel, eyewear, watches, socks, handbags, gloves and plush toys. Current significant licensing programs include Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys, and Wolverine® brand gloves, eyewear, socks and headwear.
The Company’s four branded footwear, apparel, and licensing operating units are described below.
1. The Outdoor Group. The Outdoor Group consists of Merrell® Footwear, Patagonia® Footwear, Chaco® Footwear and Merrell® Apparel. Outdoor Group products include performance outdoor and hiking footwear, casual and after-sport footwear and performance and casual Merrell® Apparel.
Merrell® Footwear. The Merrell® Footwear line consists primarily of running, technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® Footwear line also includes the “After-Sport” category, incorporating Merrell® Footwear’s technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® Footwear products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® Footwear is marketed in approximately 150 countries and territories worldwide.
Merrell® Apparel. The Merrell® Apparel line consists primarily of technical outdoor and outdoor-inspired casual apparel and performance socks. In addition to Merrell® Apparel, the Outdoor Group markets Merrell® packs, bags and luggage.
Patagonia® Footwear. The Company entered into a license agreement providing the Company with exclusive worldwide rights to manufacture, market, distribute and sell footwear under the Patagonia®, Water Girl® and other trademarks. The Patagonia® Footwear line focuses primarily on casual and outdoor performance footwear.
Chaco® Footwear and ULU® Footwear. The Company acquired the Chaco® and ULU® Footwear businesses in January 2009. The Chaco® line is focused primarily on performance sandals and ULU® is focused primarily on fashionable, performance winter boots.

2. Wolverine Footwear Group. The Wolverine Footwear Group encompasses footwear primarily under the Wolverine®, Bates®, and HyTest® brands and markets footwear designed with performance and comfort features to serve a variety of work, outdoor and lifestyle functions. The Wolverine Footwear Group also markets Wolverine® brand apparel.
Wolverine® Work and Industrial Footwear. The Wolverine® brand has built its reputation by offering high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 126 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks® technology and MultiShox® technology has allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine Fusion®, DuraShocks SR™ and Wolverine Compressor® technologies represent the Company’s tradition of comfortable work and industrial footwear, a tradition that is continued and enhanced with the development of the MultiShox® Individual Comfort System and the Contour Welt™ product line. The Wolverine® work product line features work boots and shoes, including steel toe boots and shoes, targeting industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks® technology and other comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes trail shoes, rugged casuals and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sports enthusiasts. Warmth, waterproofing and comfort are achieved through the use of Gore-Tex® (a registered trademark of W.L. Gore & Associates, Inc.) and Thinsulate® (a registered trademark of Minnesota Mining and Manufacturing Company) brand fabrics, the Company’s performance leathers and patented DuraShocks® technologies.
Wolverine® Apparel and Licensing. The Wolverine Footwear Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Wolverine® brand is licensed for use on eyewear, headwear, gloves and socks.
Bates® Uniform Footwear. The Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, CoolTech® and other proprietary comfort technologies in the design of its military-style boots and oxfords, including the Bates®, Enforcer Series® and Special Ops™ footwear lines. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and the militaries of several foreign countries to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division’s products are also distributed through specialty retailers and catalogs.
HyTest® Safety Footwear. The HyTest® product line consists primarily of high-quality work boots and shoes designed to protect industrial workers from foot injuries. HyTest® footwear incorporates various specialty safety features into its product lines, including steel toe, composite toe, metatarsal guards, electrical hazard, static dissipating and conductive footwear to protect against hazards of the workplace. In addition, HyTest® brand footwear incorporates features, such as FootRests® comfort technology, to provide comfort together with safety for working men and women. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

3. The Heritage Brands Group. The Heritage Brands Group consists of Caterpillar® Footwear, Harley-Davidson® Footwear and the Sebago® product line.
Caterpillar® Footwear. Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, Cat & Design®, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment enhances the reputation of its footwear for quality, ruggedness and durability. Cat® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring iTechnology™ and Hidden Tracks® comfort features. In addition, the Company also manufactures and markets Cat® Marine Power® footwear, designed for industrial and recreational marine uses. Cat® footwear products target work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 140 countries and territories worldwide. Cat®, Caterpillar®, Cat & Design®, Walking Machines® and Marine Power® are registered trademarks of Caterpillar Inc.
Harley-Davidson® Footwear. Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® branded footwear throughout the world. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships, as well as through department stores and specialty retailers. Harley-Davidson® is a registered trademark of H-D Michigan, Inc.
Sebago®. The Sebago® product line consists primarily of performance nautical and American-inspired casual footwear for men and women, such as boat shoes and handsewn loafers, that have been manufactured and distributed since 1946. Highly recognized Sebago® line extensions include Sebago Docksides®, Sebago Drysides™, Sebago Campsides™ and Athletic Marine. The Sebago® product line is marketed in approximately 115 countries and territories worldwide. The Sebago® manufacturing and design tradition of quality componentry, durability, comfort and “Americana” heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world. The Company expects to launch a classic and marine Sebago® apparel line in 2009.

4. The Hush Puppies Company.
Hush Puppies. Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is marketed in approximately 140 countries and territories. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort. In addition, the Hush Puppies® brand is licensed for use on apparel, eyewear, handbags, socks, watches and plush toys.
Cushe. The Company acquired the Cushe® Footwear business in January 2009. The Cushe business focuses on relaxed, design-led footwear for active men and women.
Other Businesses.
In addition to manufacturing, sourcing, marketing and distributing the Company’s footwear and apparel products as reported in the Branded Footwear, Apparel, and Licensing segment, the Company also (i) operates 90 North American and 2 U.K.-based retail footwear stores, (ii) operates a performance leathers business through its Wolverine Leathers Division, and (iii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc.
1. Wolverine Retail. The Company operates 90 North American and 2 U.K.-based retail shoe stores as of February 2009. These stores are operated under the Hush Puppies®, Hush Puppies and FamilySM, Track’N Trail®, Rockford Footwear Depot® and Merrell® names. Both the Rockford Footwear Depot® and Track’N Trail® retail formats carry a large selection of Company-branded footwear, featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates direct-to-customer retail websites, including www.upfootgear.com, www.trackandtrail.com, www.catfootwear.com, www.hushpuppies.com, www.sebago.com and www.merrell.com.
2. The Wolverine Leathers Division. The Wolverine Leathers Division produces and markets pigskin leathers primarily for use in the footwear industry. The Company believes pigskin leathers offer superior performance and advantages over cowhide leathers. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s domestic footwear lines and many products offered by the Company’s international licensees and distributors. Wolverine performance leathers are also featured in certain outside brands of athletic and outdoor footwear.
3. Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.
Marketing.
The Company’s overall marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a differentiated and consistent image for each of the Company’s core brands. Each brand group has its own marketing personnel who develop the marketing strategy for products within that group. Marketing campaigns and strategies vary by brand and may target accounts and/or end users as they strive to increase overall brand awareness for the Company’s branded products. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company’s products. Components of the brand-specific plans vary and may include print, radio and television advertising, event sponsorships, in-store point of purchase displays, promotional materials, and sales and technical assistance.

The Company’s brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images. Examples of marketing assistance that may be provided by the Company to its licensees and distributors are (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting on retail store layout and design. The Company believes its brand names provide a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.
Domestic Sales and Distribution.
The Company uses a wide variety of domestic distribution channels to distribute its branded footwear products. To meet the diverse needs of its broad customer base, the Company uses the following distribution strategies:
•
Traditional wholesale distribution is used to service department stores, large footwear chains, specialty retailers, catalogs, independent retailers and uniform outlets. A dedicated sales force and customer service team, advertising and point of purchase support and in-stock inventories are used to service these accounts.

•	Volume direct programs provide footwear at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchant and government customers.
•	A network of independent Shoemobile® distribution outlets is used to distribute the Company’s work and occupational footwear at industrial facilities.
•
The Company solicits all branches of the United States military and enters bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that are not required to be exercised.

In addition to its wholesale activities, the Company also operates a retail operation as described above. The Company continues to develop various programs, both independently and with its retail customers, for the distribution of its products.
A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company’s revenue in fiscal 2008.
The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the fourth accounting period versus the 12 weeks included in the first three accounting periods). The Company also experiences some fluctuation in its levels of working capital, typically including an increase in working capital requirements near the end of the third quarter. The Company provides working capital for such fluctuations through internal financing and through a revolving credit agreement. The Company expects current seasonal sales patterns to continue in future years.

International Operations and Global Licensing.
The Company records revenue from foreign sources through a combination of (i) sales of branded footwear products generated from the Company’s owned operations in Canada, the United Kingdom, Austria, Finland, France, Germany, Italy, the Netherlands, Spain, Sweden and Switzerland and from sales to international distributors for certain markets and businesses and (ii) from royalty income through a network of third-party licensees and distributors. The Company’s owned operations are located in markets where the Company believes it can gain a strategic advantage by more directly controlling the sale into retail accounts.
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
The Company continues to develop its network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market but are consistent with the global brand position. Independent licensees and distributors purchase goods from either the Company or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with Company standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and market support provided by the Company.
Manufacturing and Sourcing.
The Company controls the sourcing and/or manufacture of approximately 81% of the pairs of footwear marketed globally under the Company’s brand names. The balance is controlled directly by the Company’s licensees. Of the pairs purchased by the Company, approximately 93% are purchased or sourced from third parties, with the remainder produced at Company-operated facilities. The Company sources a majority of its footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, South America and India. The Company maintains technical offices in the Asia-Pacific region to facilitate the sourcing and importation of quality footwear. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. In addition, the Company has adopted “Engagement Criteria for Partners & Sources” to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor. Footwear produced by the Company is manufactured at Company-operated facilities located in Michigan, Arkansas, and the Dominican Republic.
The Company’s factories each have the flexibility to produce a variety of footwear, which departs from the industry’s historical practice of dedicating a given facility to production of specific footwear products. This flexibility allows the Company to quickly respond to changes in market preference and demand. The Company currently produces military footwear as well as work, casual and dress casual footwear in its owned facilities. For some of the Company-produced footwear, a “twin plant” concept is utilized whereby a majority of the labor intensive cutting and fitting construction of the “upper” portion of shoes and boots is performed at the Company’s facilities in the Dominican Republic and Arkansas, and the technology intensive construction, or “bottoming,” is performed primarily at the Company’s facilities in Michigan and the Dominican Republic.

The Company’s owned manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to quickly respond to market demand and reduce inventory risk, (ii) lower freight and shipping costs, and (iii) closely monitor product quality. The Company’s foreign manufacturing strategy allows the Company to (a) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (b) source the highest quality raw materials from around the world, and (c) avoid additional capital expenditures necessary for owned factories and equipment. The Company believes that its overall global manufacturing strategy gives the Company the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.
The Company owns and operates a pigskin tannery through its Wolverine Leathers Division. The Company and its licensees receive a majority of their pigskin leather requirements from this tannery. During 2009, the Company will evaluate strategic alternatives for the Company-owned leather business. The Company’s management currently expects that this evaluation will result in the closure of the Company’s pigskin tannery and outsourcing of the Company’s pigskin leather processing.
The Company’s principal required raw material is quality leather, which it purchases from a select group of domestic and offshore suppliers, including the Company’s tannery. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier. The Company currently purchases the vast majority of the raw pigskins used in a significant portion of its Wolverine Leathers Business from one domestic source. This source has been a reliable and consistent supplier for over 30 years. Alternative sources of raw pigskin are available; however the price, processing and/or product characteristics are less advantageous to the Company. The Company purchases all of its other raw materials and component parts from a variety of sources, none of which is believed by the Company to be a dominant supplier.
The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war or terrorism, political disturbances and similar events, the imposition of trade barriers, quotas, tariffs and duties, loss of most favored nation trading status and currency and exchange rate fluctuations. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers. A sustained disruption of such sources of supply could have an adverse impact on the Company’s operations and financial condition.
Trademarks, Licenses and Patents.
The Company holds a significant portfolio of registered and common law trademarks that identify its branded footwear and apparel products. The owned trademarks that are most widely used by the Company include Hush Puppies®, Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, Continuum®, Sebago®, Q-Form® and Track ‘N Trail®. Pigskin leather marketed by the Company’s Wolverine Leathers Division is sold under the trademarks Wolverine Leathers & Design®, Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. As of the date of this Annual Report, the Company has obtained license rights to manufacture, market and distribute footwear throughout the world under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat®, Harley-Davidson®, and Patagonia® licenses extend for five or more years and are subject to early termination for breach.

The Company believes that its products are identified by consumers by its trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. It is the policy of the Company to pursue registration of its primary trademarks whenever practicable and to vigorously defend its trademarks against infringement or other threats. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company vigorously protects its proprietary rights under applicable laws.
Order Backlog.
At February 21, 2009, the Company had an order backlog of approximately $357 million compared to an order backlog of approximately $389 million at February 16, 2008, determined on a basis consistent with the current year. Substantially all of the backlog relates to demand for products expected to be shipped in 2009. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.
Competition.
The Company’s footwear lines are manufactured and marketed in a highly competitive environment. The Company competes with numerous domestic and foreign marketers, manufacturers and importers of footwear, some of which are larger and have greater resources than the Company. The Company’s major competitors for its brands of footwear are located in the United States and Europe. The Company has at least thirty major competitors in connection with the sale of its casual, work and outdoor footwear. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear markets served by the Company. The footwear industry in general is subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotion of brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear industry. Market shares in the non-athletic footwear industry are highly fragmented and no one company has a dominant market position.
Research and Development.
In addition to normal and recurring product development, design and styling activities, the Company engages in research and development related to the development of new production techniques and to improving the function, performance, reliability and quality of its branded footwear and other products. The Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University, for example, has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies, that have been incorporated in the Company’s footwear. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

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
Employees.
As of January 3, 2009, the Company had approximately 4,578 domestic and foreign production, office and sales employees. Approximately 528 employees were covered by four union contracts expiring at various dates through January 21, 2010. The Company presently considers its employee relations to be good.
Available Information.
Information about the Company, including the Company’s Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance Committee Charter, is available at its website, www.wolverineworldwide.com. Printed copies of the documents listed above are available, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.
The Company also makes available on or through its website, free of charge, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission (“SEC”)) as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These materials are also accessible on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors.
The Company’s sales, operating results and financial condition are dependant on general economic conditions and other factors affecting consumer spending.
The success of the Company’s operations depends to a significant extent upon a number of factors affecting disposable consumer income and consumer spending patterns, both nationally and internationally, including general economic conditions and factors such as employment, business conditions, interest rates and taxation. Uncertainty about current and future global economic conditions may cause the Company’s customers to defer or cancel purchases of the Company’s products. In addition, recessionary economic cycles, higher interest borrowing rates, restricted credit availability, inflation, higher levels of unemployment and consumer debt, higher tax rates or other economic factors may cause consumer confidence to decline, which could adversely affect the demand for the Company’s products. Consumer spending patterns may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets. If demand for the Company’s products declines, the Company’s sales and profit margins may also decline.

General economic conditions and regulatory factors such as those listed above, as well as increased costs of fuel, labor, commodities, insurance and healthcare, may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial condition and results of operations.
The Company’s business will be adversely affected if the Company is not able to maintain its competitive position in the footwear industry, or compete effectively in retail and apparel markets.
The Company competes with numerous other marketers of footwear, some of which are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes are all important elements of competition in the footwear industry. The footwear industry in general is subject to changes in consumer preferences with respect to the popularity of particular designs and categories of footwear. The Company strives to maintain and improve its competitive position through promotion of brand awareness, sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, the Company’s business, results of operations and financial condition may be adversely affected.
In addition, the Company has only recently begun to expand into apparel and has increased its focus on competing in the retail sector. Many of its current or future competitors in these areas have greater experience, a more developed consumer and customer base in these sectors, lower prices, or greater financial, technical or marketing resources than the Company. The Company’s competitors in these sectors may be able to undertake more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or may be able to respond more quickly to changes in consumer preferences, than the Company. If the Company’s retail operations and expansion into apparel are not successful, the Company’s business, results of operations and financial condition may be adversely affected.
If the Company is not able to manage its inventories effectively, its costs could increase and/or its sales could decrease, each of which could adversely affect its operating results.
The Company’s ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company’s ability to meet at-once orders and can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of lowering prices in order to liquidate excess inventories. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition may be adversely affected.
The potential imposition of additional duties, quotas, tariffs and other trade restrictions could have an adverse impact on the Company’s sales and profitability.
All of the Company’s products manufactured overseas and imported into the United States, the European Union and other countries are subject to customs duties collected by customs authorities. Customs information submitted by the Company is routinely subject to review by customs authorities. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in foreign countries where the Company operates, as well as in countries where the Company’s third party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect the sales and profitability of the Company.

In October 2006, the European Union imposed anti-dumping duties on specific types of leather upper footwear originating in China and Vietnam and imported into member states of the European Union. In October 2008, the European Union initiated an expiry review of the duties to determine whether they should be extended beyond the original expiration date. The duties remain in effect while this review is conducted. Because the Company sources a substantial portion of its products from suppliers located in China and Vietnam, the imposition of these anti-dumping duties has negatively affected, and, for as long as such anti-dumping duties remain in effect, will continue to negatively affect, the Company’s sales and gross margin in the European Union.
The Company’s business could be adversely affected by changes in currency values.
Foreign currency fluctuation in valuations compared to the U.S. dollar, changes in monetary controls and valuations, and the relative value to the U.S. dollar affect the Company’s profitability. Changes in the relative values of currencies may significantly affect the Company’s results of operations, financial condition and cash flows. In addition, because currency valuations fluctuate and the Company may employ hedging strategies over time, changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may also make it difficult to compare the Company’s operating results from different periods. Currency exchange rate fluctuations may also adversely impact the third parties that manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and harder to finance and thereby raising prices for the Company, its distributors and licensees. For a more detailed discussion of risk relating to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
A majority of the Company’s products are produced outside the United States where the Company is subject to the risks of international commerce.
The Company currently sources most of its footwear from third-party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its third-party footwear suppliers. There can be no assurance, however, that the Company will not experience difficulties with such suppliers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. The Company’s future results will depend partly on its ability to maintain positive working relationships with its third-party suppliers.
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to manufacture its products, including adverse developments in trade or political relations with China or other countries where the Company sources its products, or China shifting its manufacturing capacity away from footwear to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial condition and in particular on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.

Currency exchange rate fluctuations in China could result in higher costs and decreased margins.
The Company sources a substantial portion of its products from China. The official exchange rate for conversion of the Chinese yuan was pegged to the U.S. dollar from 1994 to 2005. In 2005, the exchange rate for the yuan was linked to a trade-weighted basket of foreign currencies of China’s primary trading partners, and permitted to float each day up to 0.5% in either direction from the previous day’s close. As a result, the value of the yuan may increase incrementally over time. Such increases could significantly increase production costs of products the Company sources from China. Additional revaluations in the yuan could impact the prices the Company pays its Chinese manufacturers if they adjust their selling prices accordingly. Increases in the Company’s production costs will decrease its gross margin unless the Company is able to increase prices to offset such increased costs.
The Company depends on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.
The Company’s ability to competitively price its products depends on the cost of footwear components, services, labor, equipment and raw materials, including leather and materials used in the production of outsoles. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Conditions such as diseases affecting the availability of leather affect the cost of the footwear marketed by the Company. In addition, the Company’s shipping costs are affected by fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports.
The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. Although this source has been a reliable and consistent supplier for over 30 years, there are no assurances that it will continue as a supplier. Failure of this source to continue to supply the Company with raw pigskin or to supply the Company with raw pigskin on less favorable terms could have a negative impact on the Company’s business, results of operations and financial condition, including increasing the Company’s cost of raw materials and as a result, decreasing the Company’s profits.
If the Company’s customers significantly reduce their purchases from the Company or are not able to pay for its products in a timely manner, the Company’s business, results of operations and financial condition may be adversely affected.
The Company’s financial success is directly related to the willingness of its customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experience a significant downturn in its business, or fail to remain committed to the Company’s products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company sells its products to wholesale customers and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company’s inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company’s business, results of operations and financial condition.

The recent trend toward consolidation in the retail industry could lead to customers seeking more favorable terms of purchase from the Company and could lead to a decrease in the number of stores that carry the Company’s products. In addition, changes in the channels of distribution, such as the growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. Failure to exercise these purchase options by the Department of Defense or the failure of the Company to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company’s financial success may be adversely affected by the current crisis in the credit markets.
Difficulties in the mortgage and broader credit markets have led to a substantial decrease in the availability of credit. Commercial banks are demanding borrowers pay higher interest rates and agree to more onerous terms, and in other cases are refusing to provide financing. If these conditions continue or worsen, they could adversely impact the Company’s future results of operations and financial condition. If the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results. In addition, the lack of available credit and/or the increased cost of credit may significantly impair the Company’s ability to obtain additional credit to finance future expansion plans, or refinance existing credit, on favorable terms, or at all. Market disruption may also contribute to extreme price and volume fluctuations in the stock market. This volatility could affect the market price of Company’s common stock for reasons unrelated to its operating performance. The extent and duration of any future continued weakening of the credit markets is unknown. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the condition of the credit markets will be successful.
Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact the Company’s future revenues.
The federal government has the right to audit the Company’s performance under its government contracts. If a government audit uncovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the government alleges that the Company acted in an improper or illegal manner, whether or not these allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability could decrease.

Failure of the Company’s international licensees and distributors to meet sales goals could have an adverse effect on the Company.
The Company’s products are sold in many international markets through independent licensees or distributors. Failure by the Company’s licensees or distributors to meet planned annual sales goals could have an adverse effect on the Company’s business, results of operations and financial condition, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in distributors becomes necessary, the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such distributors operate.
The Company’s reputation and competitive position could suffer if its third-party manufacturers, distributors, licensees and others violate laws or fail to conform to the Company’s ethical standards.
The Company requires its independent contract manufacturers, distributors, licensees and others with which it does business to comply with the Company’s standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated the Company’s standards, the Company could receive negative publicity that could damage its reputation and negatively affect the value of its brands.
The Company’s business could be adversely affected by global political and economic uncertainty.
Concerns regarding acts of terrorism, the war in the Middle East and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to manufacture, distribute and sell its products. The Company is subject to risks of doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s assets and operations in a developing country by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency. In addition, commercial laws in these areas may not be well-developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
If the Company’s efforts to establish and protect its intellectual property are unsuccessful, the value of its brands could suffer.
The Company invests significant resources to develop and protect its intellectual property, and believes that its trademarks and other intellectual property rights are important to its success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the United States and internationally for all of its lines of business. The Company relies on a combination of trade secret, patent, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws. The Company’s business could be significantly harmed if it is not able to protect its intellectual property, or if a court found that the Company was infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. In addition, if the Company does not prevail on any intellectual property claims, the Company may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.
In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. Expiration or early termination of any of these license agreements by the licensor could have a material adverse effect on the Company’s revenues and profits.

Loss of services of the Company’s key personnel could adversely affect its business.
The Company is dependent on the efforts and abilities of its senior executive officers. While the Company believes that its senior management team has significant depth and that appropriate senior management succession plans are in place, the loss of one or more members of senior executive management or the failure to successfully implement succession planning could have an adverse effect on the Company, its results of operations and financial condition. The Company’s future success also depends on its ability to identify, attract and retain additional qualified personnel. Competition for such employees in the footwear industry is intense and failure to retain or attract key employees could adversely impact the Company.
Inflationary and other pressures may lead to higher employment costs for the Company.
General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under the Company’s retirement plans, including a U.S.-based defined benefit plan. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on plan assets, a change in the discount rate used to measure obligations, a change in method or timing of meeting funding obligations, and the rate of health care cost inflation. Increases in the Company’s overall employment costs could have an adverse effect on the Company’s business, results of operations and financial condition.
Disruption to the Company’s information technology systems could adversely affect the Company’s business.
The Company’s technology systems are critical to the operations of its business. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.
The Company is subject to risks associated with its growth strategy and acquiring other businesses.
The Company acquired Chaco® Footwear and Cushe® Footwear in 2009. The Company may make other strategic acquisitions in the future and cannot provide assurance that it will be able to successfully integrate the operations of Chaco, Cushe or other newly-acquired businesses into the Company’s operations. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also result in incurrence of debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The failure to integrate newly acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company’s business, results of operations and financial condition.

The maintenance and growth of the Company’s business will be dependent upon the availability of adequate capital.
The maintenance and growth of the Company’s business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by its business and the availability of equity and debt financing. The Company cannot provide assurance that its operations will generate positive cash flow or that it will be able to obtain equity or debt financing on acceptable terms or at all. Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. The Company’s current revolving credit agreement expires in July 2010. The Company’s ability to replace the revolving credit agreement on similar terms may be limited if market and general economic conditions continue to deteriorate. As a result, the Company cannot provide assurance that it will be able to finance any expansion plans.
Expanding the Company’s brands into new markets may be difficult and costly, and if the Company is unable to successfully continue such expansion, its brands may be adversely affected.
As part of its growth strategy, the Company seeks to enhance the positioning of its brands and to extend its brands into complementary product categories and consumer groups, to expand geographically, and to improve operational performance. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company’s business, results of operations and financial condition. The Company has invested substantial resources into these strategies and the failure of one or more of these strategies could have an adverse effect on the Company’s business, results of operations and financial condition.
Counterfeiting of the Company’s brands can divert sales and damage its brand image.
The Company periodically discovers products that are counterfeit reproductions of its products or that otherwise infringe on its intellectual property rights in its markets. The Company has not always been able to successfully stop production and sales of counterfeit products and infringement of the Company’s intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the United States may not be adequate to prevent imitation of its products by others. If the Company is unsuccessful in challenging a party’s products on the basis of trademark or design or utility patent infringement, continued sales of these products could adversely affect the Company’s sales, devalue its brands and result in the shift of consumer preference away from the Company’s products.
Changes in government regulation may increase the costs of compliance.
The Company’s business is affected by changes in government and regulatory policies in the United States and on a global basis. New requirements relating to product safety and testing and new environmental requirements, as well as changes in interest rates, tax laws, duties, tariffs and quotas could have a negative impact on the Company’s ability to produce and market footwear at competitive prices.

The disruption, expense, and potential liability associated with existing and future litigation against the Company could have a material adverse effect on its reputation, financial condition and results of operations.
The Company is a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to defend the Company.
Provisions of Delaware law and the Company’s certificate of incorporation and bylaws could prevent or delay a change in control or change in management that could be beneficial to the Company’s stockholders.
Provisions of the Company’s certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to protect stockholders’ interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a board of directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company’s manufacturing and tanning operations are primarily conducted at a combination of leased and owned facilities in Arkansas, Michigan and the Dominican Republic. The Company operates its warehousing operations primarily through owned warehouses in Rockford, Michigan, totaling approximately 475,000 square feet, a leased warehouse in Cedar Springs, Michigan, of approximately 356,000 square feet and a leased warehouse in Howard City, Michigan, of approximately 460,000 square feet.
The Company also leases and owns various other offices and warehouses in the United States to meet its operational requirements. In addition, the Company operates retail stores through leases with various third-party landlords. International operations are conducted in Canada, the United Kingdom, China, Hong Kong and Europe through leased warehouses, offices and/or showrooms. The Company believes that its current facilities are suitable and adequate for its current needs.
Item 3. Legal Proceedings.
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Name	Age	Positions held with the Company

Kenneth A. Grady	52	General Counsel and Secretary
Donald T. Grimes	46	Senior Vice President, Chief Financial Officer and Treasurer
Blake W. Krueger	55	Chief Executive Officer and President
Pamela L. Linton	59	Senior Vice President, Human Resources
Michael F. McBreen	43	President, Global Operations Group
Michael D. Stornant	42	Corporate Controller
James D. Zwiers	41	Senior Vice President
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
Donald T. Grimes has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since May 2008. From 2007 to 2008, he was the Executive Vice President and Chief Financial Officer for Keystone Automotive Operations, Inc., a distributor of automotive accessories and equipment. Prior to Keystone, Mr. Grimes held a series of senior corporate and divisional finance roles at Brown-Forman Corporation, a manufacturer and marketer of premium wines and spirits. During his employment at Brown-Forman, Mr. Grimes was Vice President, Director of Beverage Finance from 2006 to 2007; Vice President, Director of Corporate Planning and Analysis from 2003 to 2006; and Chief Financial Officer of Brown-Forman Spirits America from 1999 to 2003.
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

Pamela L. Linton has served the Company as Senior Vice President, Human Resources since December 2007. From 2005 to 2007 she was an independent consultant. From 2001 to 2005 she was Senior Vice President, Global Human Resources of American Greetings Corporation, a greeting card and gift wrap company.
Michael F. McBreen has served the Company as President, Global Operations Group of Wolverine since June 2008. From 2007 to 2008, he was Vice President, Supply Chain & Logistics for Furniture Brands International, a home furnishings company. Prior to Furniture Brands International, Mr. McBreen held a series of senior supply chain roles with Nike, Inc., a marketer of athletic footwear and apparel. During his employment at Nike, Mr. McBreen was Director, Global Apparel Operations from 2004 to 2007; Director, Global Apparel Operations & Corporate Responsibility from 2002 to 2004; and Director, Global Supply Chain Operations from 2000 to 2002.
Michael D. Stornant has served the Company as Corporate Controller since May 2008. From 2007 to 2008, he served as Senior Vice President of Owned Operations for the Global Operations Group at Wolverine. From 2006 to 2007, he was Wolverine’s Vice President of Finance for the Global Operations Group. From 2003 to 2006, he served the Company as the Director of Internal Audit. From 1996 to 2003, he held various finance-related positions at the Company.
James D. Zwiers has served the Company as Senior Vice President since January 2008. From October 2006 to December 2007 he served as President of the Company’s Hush Puppies U.S. Division. From October 2005 to October 2006 he served as the Company’s General Counsel and Secretary. From December 2003 to October 2005 he served as General Counsel and Assistant Secretary. From January 1998 to December 2003 he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2008 and 2007. The number of stockholders of record on February 23, 2009, was 1,257.

	2008		2007
	High	Low	High	Low
Stock Price
First quarter	$29.17	$19.85	$31.08	$26.78
Second quarter	31.21	26.59	30.80	27.30
Third quarter	28.66	22.23	29.22	24.55
Fourth quarter	29.45	16.24	29.60	23.38

	2008	2007
Cash Dividends Declared Per Share
First quarter	$0.11	$0.09
Second quarter	0.11	0.09
Third quarter	0.11	0.09
Fourth quarter	0.11	0.09
A quarterly dividend of $0.11 per share was declared during the first quarter of fiscal 2009. See Item 12 for information with respect to the Company’s equity compensation plans.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Wolverine common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100.00 at the beginning of the period indicated. Wolverine is part of the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2008:
Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number
			as Part of	of Shares that
	Total		Publicly	May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
Period 1 (September 7, 2008 to October 4, 2008)
Common Stock Repurchase Program(1)	—	$—	—	678,196
Employee Transactions(2)	1,051	26.65	N/A	N/A
Period 2 (October 5, 2008 to November 1, 2008)
Common Stock Repurchase Program(1)	1,600	$20.99	1,600	676,596
Employee Transactions(2)	—	—	N/A	N/A
Period 3 (November 2, 2008 to November 29, 2008)
Common Stock Repurchase Program(1)	70,400	$19.98	70,400	606,196
Employee Transactions(2)	—	—	N/A	N/A
Period 4 (November 30, 2008 to January 3, 2009)
Common Stock Repurchase Program(1)	—	$—	—	606,196
Employee Transactions(2)	—	—	N/A	N/A
Total for Fourth Quarter ended January 3, 2009
Common Stock Repurchase Program(1)	72,000	$20.00	72,000	606,196
Employee Transactions(2)	1,051	26.65	N/A	N/A

(1)
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorizes the repurchase of 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program. All shares repurchased during the period covered by this report were purchased under this publicly-announced program.

(2)
Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans currently provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6. Selected Financial Data.
Five-Year Operating and Financial Summary (1)

(Thousands of Dollars, Except Per Share Data)	2008	2007	2006	2005	2004
Summary of Operations
Revenue	$1,220,568	$1,198,972	$1,141,887	$1,060,999	$991,909
Net earnings	95,821	92,886	83,647	74,467	65,938
Per share of common stock:
Basic net earnings(2)(3)	$1.96	$1.77	$1.52	$1.33	$1.15
Diluted net earnings(2)(3)	1.90	1.70	1.47	1.27	1.09
Cash dividends declared(2)	0.44	0.36	0.30	0.26	0.19
Financial Position at Year End
Total assets	$664,780	$638,378	$671,092	$626,580	$639,571
Long-term debt	5	10,731	21,471	32,411	43,904
Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) continues to evolve from a leading global marketer of branded footwear into a multi-brand global marketer of footwear, apparel, and accessories. The Company’s business strategy is to market a portfolio of lifestyle brands that will: “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company intends to continue to execute this strategy by offering innovative products to achieve product/brand excellence, delivering supply-chain excellence and operating efficiency, complementing its footwear brands with strong apparel and accessories offerings, and building a more substantial global consumer-direct footprint.

FINANCIAL HIGHLIGHTS
The following represent the financial performance highlights of fiscal year 2008 compared to 2007:
•	Record revenue and earnings per share for the eighth consecutive year.
•	Revenue for 2008 of $1.221 billion, a 1.8% increase over 2007 revenue of $1.199 billion.
•	Diluted earnings per share grew to $1.90 per share for 2008 compared to $1.70 per share for 2007, an increase of 11.8%.
•	Accounts receivable decreased 6.7% in 2008 compared to 2007 on a reported 3.2% decrease in fourth quarter revenue.
•	Inventory turnover increased to 3.8 turns in 2008 from 3.7 turns in the prior year.
•	Solid operating results generated $93.5 million of cash from operating activities for 2008, compared to $123.3 million for 2007.
•	The Company ended 2008 with $89.5 million of cash on hand and interest-bearing debt of $59.5 million, for a net cash position of $30.0 million.
•	During 2008, the Company repurchased 2.8 million shares of its stock for $74.1 million.
•	The Company declared cash dividends of $0.44 per share in 2008, a 22.2% increase over the $0.36 per share declared in 2007.
RECENT DEVELOPMENTS
Strategic Restructuring Plan
On January 7, 2009, the Company’s Board of Directors approved management’s request to implement a strategic restructuring plan. This plan will allow the Company to create significant operating efficiencies, improve its supply chain, and create a stronger global brand platform.
The Company has provided preliminary estimated ranges for expected costs and benefits of the restructuring plan and will provide further disclosure as appropriate.
In 2009, the implementation costs to consolidate key manufacturing, distribution and global operations functions are estimated to range from $31.0 million to $36.0 million. Approximately $9.0 million to $10.0 million of this estimate represents non-cash charges. Continuing annualized pretax benefits once all initiatives are fully implemented are estimated to be $17.0 million to $19.0 million. The strategic restructuring plan is expected to be completed in 2009.
Cushe® Footwear Brand
On January 8, 2009, the Company announced the acquisition of the Cushe® footwear brand, an acquisition that is expected to drive new global opportunities and leverage the strength of the Company’s business model and operating infrastructure. Cushe® is a part of The Hush Puppies Company.
Chaco® Footwear Brand
On January 22, 2009, the Company announced the acquisition of Chaco®, a performance outdoor footwear brand based in Colorado with a unique heritage and strong consumer following. This acquisition represents an excellent opportunity for the Company to leverage its world-class sourcing and logistics infrastructure, building upon Chaco®’s leadership in the U.S. market while expanding its business internationally. Chaco® is a part of the Outdoor Group.

OUTLOOK FOR 2009
Looking ahead, the Company expects that 2009 will be a difficult economic environment, with unpredictable consumer spending.
The Company’s backlog of future orders is lower than the prior year as retailers remain cautious in the face of global economic uncertainty. Future orders are not necessarily indicative of the Company’s expected revenue growth for 2009, as the mix of orders can shift between future and at-once orders. As economic turmoil continues, the Company anticipates that retailers will increasingly expect wholesalers to maintain sufficient inventory balances to meet near-term consumer demand. In addition, foreign exchange rate fluctuations, variable order cancellations and discounts can cause differences between future orders for a given period and actual revenues ultimately recorded in that period. As such, the Company views backlog as an increasingly less relevant predictor of future sales.
The Company expects that the U.S. dollar will continue to strengthen against the British pound, euro, and Canadian dollar in 2009. As a result, the Company anticipates that foreign exchange will negatively impact revenue by approximately $90.0 million and earnings per share by approximately $0.15 per share in 2009 compared to 2008.
The Company’s defined benefit pension plans, which were more than fully funded at the beginning of 2008, experienced a significant decline in the value of pension assets during the year. As a result, the Company will record approximately $9.0 million of additional pension expense in 2009.
In light of these current challenging economic conditions, the Company is taking actions through its strategic restructuring plan, its recent acquisitions, and a thorough examination of all sources of profit growth. While 2009 will likely present some challenges, the Company believes it has a strong competitive position and views the current environment as an opportunity to emerge as an even stronger player in its industry.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.
RESULTS OF OPERATIONS — FISCAL 2008 COMPARED TO FISCAL 2007
FINANCIAL SUMMARY — 2008 VERSUS 2007

	2008		2007		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	% of Total
Revenue
Branded footwear, apparel, and licensing	$1,106.1	90.6%	$1,099.2	91.7%	$6.9	0.6%
Other business units	114.5	9.4%	99.8	8.3%	14.7	14.8%

Total Revenue	$1,220.6	100.0%	$1,199.0	100.0%	$21.6	1.8%

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Gross Profit
Branded footwear, apparel, and licensing	$444.7	40.2%	$434.6	39.5%	$10.1	2.3%
Other business units	41.3	36.1%	37.3	37.4%	4.0	10.7%

Total Gross Profit	$486.0	39.8%	$471.9	39.4%	$14.1	3.0%

Selling, General, and Administrative expenses	$345.2	28.3%	$333.2	27.8%	$12.0	3.6%
Interest (income) expense — net	1.1	0.1%	(0.7)	(0.1%)	1.8	264.6%
Other (income) expense — net	(0.9)	(0.1%)	0.8	0.1%	(1.7)	(196.2%)
Earnings before income taxes	$140.6	11.5%	$138.6	11.6%	$2.0	1.5%
Net Earnings	$95.8	7.9%	$92.9	7.7%	$2.9	3.2%

Diluted earnings per share	$1.90	—	$1.70	—	$0.20	11.8%

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel, and accessories. Within the branded footwear, apparel, and licensing segment, the Company has identified four primary operating units, consisting of the Outdoor Group (consisting of the Merrell® and Patagonia® Footwear brands), the Wolverine Footwear Group (consisting of the Wolverine®, HyTest®, Bates® Footwear and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (consisting of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands), The Hush Puppies Company, and Other. The Company’s other business units, which do not collectively comprise a second reportable segment, consist of Wolverine Retail and Wolverine Leathers (comprised of the tannery and procurement operations). The following is supplemental information on total revenue:
TOTAL REVENUE

	2008		2007		Change
(Millions of Dollars)	$	%	$	%	$	%

Outdoor Group	$428.4	35.1%	$416.7	34.8%	$11.7	2.8%
Wolverine Footwear Group	261.9	21.5%	256.6	21.4%	5.3	2.1%
Heritage Brands Group	242.3	19.8%	241.0	20.1%	1.3	0.5%
The Hush Puppies Company	160.9	13.2%	174.1	14.5%	(13.2)	(7.6%)
Other	12.6	1.0%	10.8	0.9%	1.8	17.2%

Total branded footwear, apparel, and licensing revenue	$1,106.1	90.6%	$1,099.2	91.7%	$6.9	0.6%
Other business units	114.5	9.4%	99.8	8.3%	14.7	14.8%

Total Revenue	$1,220.6	100.0%	$1,199.0	100.0%	$21.6	1.8%

REVENUE
Revenue for 2008 exceeded revenue for 2007 by $21.6 million. Changes in product mix and changes in selling price for the branded footwear, apparel, and licensing operations, as discussed below, contributed $16.7 million of the revenue increase. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $3.2 million. These increases were partially offset by a decrease of $13.0 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear, and private label businesses. The other business units contributed $14.7 million to the revenue increase. International revenue represented 40.2% of total revenue in 2008 compared to 39.0% in 2007.
The Outdoor Group earned revenue of $428.4 million for 2008, an $11.7 million increase over 2007. The Merrell® brand grew revenue at a low single-digit rate over the prior year, due primarily to the inclusion of a full year of sales of Merrell® Apparel, which was introduced in the second half of 2007. Patagonia® Footwear grew its revenue at a rate in the low teens in 2008, its second full year of operation. The solid revenue growth, which is primarily attributable to increased sales of Patagonia® Footwear products in the performance category, demonstrates the brand’s appeal for outdoor enthusiasts.
The Wolverine Footwear Group recorded revenue of $261.9 million for 2008, a $5.3 million increase from 2007. Despite the challenging retail environment in the United States, revenue from the Wolverine® brand increased at a low single-digit rate for 2008 compared to 2007 due primarily to the success of the premium-priced Contour WeltTM collection. The Bates® military and civilian uniform footwear business delivered a strong performance in 2008, growing its revenue at a rate in the mid teens due to increased civilian business and U.S. Department of Defense contract shipments compared to 2007. HyTest® grew revenue at a high single-digit rate over the prior year due primarily to a successful contract bid for one of its distributors. Revenue from the Stanley® Footgear and private label businesses decreased by $11.4 million in 2008 compared to 2007 as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.
The Heritage Brands Group generated revenue of $242.3 million during 2008, a $1.3 million increase over 2007. Cat® Footwear’s revenue increased at a low single-digit rate in 2008 as a result of solid revenue growth in the United States, Canada, and globally through the international distribution network, partially offset by a decrease in Europe as a result of the challenging retail climate. Harley-Davidson® Footwear revenue decreased at a mid single-digit rate in 2008 due primarily to the planned repositioning of the brand in the United States market and resulting distribution channel modifications. Revenue for the Sebago® brand increased slightly from 2007, as strong revenue growth in the United States was offset by lower sales in international markets.

The Hush Puppies Company recorded revenue of $160.9 million in 2008, a $13.2 million decrease from 2007. Revenue earned by the international licensing business grew at a rate in the mid teens during 2008 due to positive response to Hush Puppies® product offerings. Decreases in the United States, Europe, and Canada more than offset this increase, driven by bankruptcies of key retailers in the United States and United Kingdom, soft retail conditions, production delays resulting from factory closures, and a planned exit of a highly-promotional department store customer in Canada. Hush Puppies® 2008 revenue also declined by $1.6 million from 2007 as a result of the planned phase-out of the slipper business.
Within the Company’s other business units, Wolverine Retail reported a high single-digit sales increase in comparison to 2007 as a result of growth from the Company’s e-commerce channel. Wolverine Retail operated 90 retail stores in North America at the end of both 2008 and 2007. The Wolverine® Leathers operation reported a revenue growth rate in the mid twenties for 2008, primarily due to an increase in orders placed by key customers and increased demand for its proprietary products.
The Company’s ending backlog for 2008 decreased at a high single-digit rate on a pair basis in comparison to 2007.
GROSS MARGIN
Gross margin for 2008 of 39.8% was 40 basis points higher than the prior year. Benefits from foreign exchange were partially offset by higher freight and product costs from third-party manufacturers and service providers and the variation in the business mix.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $345.2 million for 2008 increased $12.0 million from $333.2 million in 2007. Continued investment in brand development through product, marketing, and retail placement initiatives increased costs in 2008 by $4.7 million in comparison to 2007. The remaining increase related primarily to increased selling costs due to the increase in revenue and an increase in corporate general and administrative expenses, partially driven by costs associated with the consolidation of the Company’s European operations in new London-based offices.
INTEREST, OTHER, AND TAXES
The change in net interest (income) expense reflected increased borrowings to fund the repurchase of the Company’s stock throughout 2008.
The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for 2008 was 31.8% compared to 33.0% in 2007. In the fourth quarter of 2008, the research and development tax credit was extended by the U.S. Congress and as a result the Company recognized an income tax benefit in the fourth quarter. In addition, the reduced rate reflects a higher portion of earnings from lower-taxed foreign jurisdictions. The annualized effective tax rate for fiscal 2009 is projected in the range of 31.5% to 32.5%.
NET EARNINGS
As a result of the revenue, gross margin, and expense changes discussed above, the Company achieved net earnings of $95.8 million in 2008 compared to $92.9 million in 2007, an increase of $2.9 million. Basic net earnings per share increased 10.7% in 2008 to $1.96 from $1.77 in 2007, and diluted net earnings per share increased 11.8% in 2008 to $1.90 from $1.70 in 2007. In addition to the increase in net earnings, the increase in earnings per share is attributable to fewer shares outstanding throughout 2008 as a result of the repurchase of the Company’s common stock.
Inflation has not had a significant impact on revenue or net earnings.

RESULTS OF OPERATIONS — FISCAL 2007 COMPARED TO FISCAL 2006
FINANCIAL SUMMARY — 2007 VERSUS 2006

	2007		2006		Change
		% of		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	Total
Revenue
Branded footwear, apparel, and licensing	$1,099.2	91.7%	$1,036.9	90.8%	$62.3	6.0%
Other business units	99.8	8.3%	105.0	9.2%	(5.2)	(4.9%)

Total Revenue	$1,199.0	100.0%	$1,141.9	100.0%	$57.1	5.0%

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Gross Profit
Branded footwear, apparel, and licensing	$434.6	39.5%	$402.3	38.8%	$32.3	8.0%
Other business units	37.3	37.4%	39.2	37.4%	(1.9)	(4.9%)

Total Gross Profit	$471.9	39.4%	$441.5	38.7%	$30.4	6.9%

Selling, General, and Administrative expenses	$333.2	27.8%	$318.2	27.9%	$15.0	4.7%
Interest income — net	(0.7)	(0.1%)	(0.2)	0.0%	(0.5)	(227.1	% )
Other expense — net	0.8	0.1%	1.2	0.1%	(0.4)	(27.6%)
Earnings before income taxes	$138.6	11.6%	$122.3	10.7%	$16.3	13.3%
Net Earnings	$92.9	7.7%	$83.6	7.3%	$9.3	11.0%

Diluted earnings per share	$1.70	—	$1.47	—	$0.23	15.6%

The following is supplemental information on total revenue:
TOTAL REVENUE

	2007		2006		Change
(Millions of Dollars)	$	%	$	%	$	%
Outdoor Group	$416.7	34.8%	$358.8	31.4%	$57.9	16.1%
Wolverine Footwear Group	256.6	21.4%	275.8	24.2%	(19.2)	(6.9%)
Heritage Brands Group	241.0	20.1%	226.8	19.8%	14.2	6.3%
The Hush Puppies Company	174.1	14.5%	169.9	14.9%	4.2	2.4%
Other	10.8	0.9%	5.6	0.5%	5.2	92.5%

Total branded footwear, apparel, and licensing revenue	$1,099.2	91.7%	$1,036.9	90.8%	$62.3	6.0%
Other business units	99.8	8.3%	105.0	9.2%	(5.2)	(4.9%)

Total Revenue	$1,199.0	100.0%	$1,141.9	100.0%	$57.1	5.0%

REVENUE
Revenue for 2007 increased $57.1 million over 2006. Increases in unit volume, changes in product mix, and changes in selling price for the branded footwear, apparel, and licensing segment operations, as discussed below, contributed $39.5 million of the revenue increase. The impact of translating foreign-denominated revenue to U.S. dollars improved revenue by $22.8 million. The other business units’ revenue decreased $5.2 million. Both domestic and international revenue increased, with international revenue accounting for 39.0% of total revenue in 2007 compared to 36.8% in 2006.
The Outdoor Group reported an increase in revenue of $57.9 million over 2006. The Merrell® footwear business realized a $41.8 million increase over the prior year, as revenue increases were achieved across substantially all geographies. Strong sales in the multi-sport and trail running categories, along with strong performance from women’s casual product, drove the majority of the increase. The brand also continued to experience growth with its network of international distributors. The Merrell® Apparel division, which launched in the second half of 2007, contributed $4.6 million in revenue. In the first full year of business, Patagonia® experienced strong sell-through, especially in men’s product, and contributed approximately $11.5 million to the increase.
The Wolverine Footwear Group recorded a $19.2 million decrease in revenue for 2007, compared to 2006. The Wolverine® business, which includes the HyTest® brand, experienced an increase of $5.2 million during 2007 due to higher demand in the mobile distribution channel, strong reorder activity on the MultiShox® comfort technology product, the successful introduction of the Contour WeltTM technology, and the launch of the Wolverine® Apparel business. The Bates® division recognized a decrease in revenue from 2006 of $7.2 million due to a planned reduction in demand from the U.S. Department of Defense. Lower sales due to the planned phase out of Stanley® Footgear and private label businesses decreased revenue by $5.2 million and $12.0 million, respectively.
The Heritage Brands Group experienced a $14.2 million revenue increase in 2007, compared to 2006. Cat® Footwear’s revenue increased $7.4 million, driven by strong revenue growth in the United States and through its international distribution network. Positive momentum has been driven through continued focus on strong integrated product marketing concepts including the Legendary Raw Collection and iTechnology™ collection. The Harley-Davidson® Footwear brand experienced a $0.3 million revenue decrease in 2007 as the brand refocused its distribution in the United States. The Sebago® brand experienced an increase in revenue of $7.1 million during 2007 due to strong consumer and retail response across all categories including marine, dress casual, sandals, and kids.

The Hush Puppies Company’s revenue increased $4.2 million in 2007. The majority of the revenue growth was driven by increased wholesale shipments in the Canadian and European markets, as well as higher royalty income generated by international licensees. Strong response to the Hush Puppies® product fueled a revenue increase of $2.3 million in Canada and an increase of $8.7 million in Europe. Revenue for the brand in the U.S. market decreased $6.5 million from 2006 due to the internal reorganization of the SoftStyle® business, a weak spring sandal season, and the decision to reduce inventories to limit retail risk. A $3.9 million revenue decrease in the slipper operations was experienced as the Company decided to phase out of this business. International licensing revenue increased $3.6 million in 2007 as global demand for Hush Puppies® product continued to grow.
Within the Company’s other business units, Wolverine Retail reported a $4.8 million increase in revenue as a result of a mid-single digit same-store sales increases and the net addition of eight stores compared to 2006. The Wolverine Leathers operation reported a $10.0 million revenue decrease, primarily due to decreased demand for the Company’s proprietary suede products.
The Company ended 2007 with an increase in order backlog of nearly 10% above 2006 year-end levels. This backlog principally reflected demand for the first half of 2008.
GROSS MARGIN
Gross margin in 2007 of 39.4% was a 70 basis point increase over the prior year. Higher initial margins, strong inventory reduction programs, and improvements in sourcing and manufacturing operations increased margin by 110 basis points. Offsetting a portion of this improvement were inventory reserve increases associated with apparel inventory and domestically produced footwear. Benefits from favorable foreign exchange contract rates associated with the Company’s foreign entity inventory purchases added 60 basis points. These improvements were partially offset by a reduction of 20 basis points due to increased product costs sold into Europe related to new anti-dumping duties imposed on products sourced from China and Vietnam and a reduction of 80 basis points due to increased shipments to lower gross margin international distributors.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses of $333.2 million for 2007 increased $15.0 million from $318.2 million in 2006. Selling, general, and administrative expenses as a percentage of revenue decreased 10 basis points compared to the prior year reflecting improvements in overall distribution costs and reductions in employee benefit expenses of $7.0 million. The Company invested an incremental $9.4 million in product development, selling, advertising, and administrative costs on the new Merrell® Apparel and Patagonia® Footwear initiatives in 2007 compared to 2006. Additional brand development initiatives during the year increased selling and advertising costs by $9.5 million. The remaining increases related primarily to selling and distribution costs that vary with the increase in revenue.
INTEREST, OTHER, AND TAXES
The change in net interest reflected lower average outstanding amounts on senior notes.
The decrease in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective income tax rate for 2007 was 33.0% compared to 31.6% in 2006. In the fourth quarter of 2006, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits.

NET EARNINGS
As a result of the revenue, gross margin, and expense changes discussed above, the Company achieved net earnings of $92.9 million compared to $83.6 million in 2006, an increase of $9.3 million.
LIQUIDITY AND CAPITAL RESOURCES

	January 3,	December 29,	Change
(Millions of Dollars)	2009	2007	$	%
Cash and cash equivalents	$89.5	$76.1	$13.4	17.6%
Accounts receivable	167.9	179.9	(12.0)	(6.7%)
Inventories	196.8	165.9	30.9	18.6%
Accounts payable	45.3	51.6	(6.3)	(12.1%)
Accrued salaries and wages	22.7	20.7	2.0	9.8%
Accrued pension liabilities	28.1	4.8	23.3	489.8%
Other accrued liabilities	35.7	41.9	(6.2)	(14.8%)
Interest-bearing debt	59.5	10.7	48.8	454.5%

Cash provided by operating activities	93.5	123.3	(29.8)	(24.2%)
Additions to property, plant, and equipment	24.1	17.9	6.2	34.9%
Depreciation and amortization	20.7	22.8	(2.1)	(9.2%)
Earnings before interest, taxes, and depreciation	162.4	160.7	1.7	1.0%
Cash of $44.8 million was used to fund working capital investments in 2008 compared to $0.4 million used in 2007. Inventory levels increased 18.6% from 2007 while inventory turns increased from 3.7 turns to 3.8 turns. The increase in inventory levels was primarily driven by the strategic decision to make inventory pre-buys of core product in the fourth quarter prior to 2009 cost increases, higher product costs, and the timing of spring inventory receipts, which fell into fiscal 2008 due to the 53rd week in the fiscal year. Accounts receivable decreased 6.7% compared to a 1.8% increase in full-year revenue over 2007. No single customer accounted for more than 10% of the outstanding accounts receivable balance at January 3, 2009.
The decrease in accounts payable as compared to 2007 was primarily attributable to the timing of inventory purchases from contract suppliers. The decrease in other accrued liabilities was primarily attributable to foreign currency forward exchange contracts and a decrease in taxes payable.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital and general business requirements. The amount outstanding under the revolving credit facility at January 3, 2009 was $59.5 million which the Company considers short-term in nature. No amount was outstanding at December 29, 2007. The Company was in compliance with all debt covenant requirements at January 3, 2009 and December 29, 2007. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant, and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends, or repurchase the Company’s common stock.

The increase in debt at January 3, 2009 compared to December 29, 2007 was the result of the outstanding balance under the revolving credit agreement, primarily due to the repurchase of the Company’s stock throughout 2008. The increase in debt at January 3, 2009 was partially offset by annual principal payments on the Company’s senior notes, which were paid off in 2008. The Company had outstanding commercial letter-of-credit facilities of $2.5 million and $2.1 million at the end of 2008 and 2007, respectively. The total debt-to-capital ratio for the Company was 12.2% in 2008 and 2.2% in 2007, reflecting higher borrowings under the revolving credit agreement compared to the prior year.
The majority of capital expenditures were for information system enhancements, consumer-direct initiatives, manufacturing equipment, and building improvements. The Company leases machinery, equipment, and certain warehouse, office, and retail store space under operating lease agreements that expire at various dates through 2023.
The Company’s pension benefit results are based upon actuarial valuations. These valuations are based on key assumptions, including assumptions about discount rates and expected returns on plan assets. The Company is required to consider market conditions, including changes in interest rates, in selecting these assumptions. Pre-tax expense resulting from the Company’s qualified defined benefit pension plans decreased $1.1 million for 2008 when compared to 2007, primarily due to a decrease in the amortization of prior losses in the market value of pension assets and a discount rate increase. The Company estimates that pre-tax expense related to qualified defined benefit pension plans will increase in 2009 as compared to 2008 by approximately $9.0 million primarily as a result of losses in market value of pension assets in 2008.
Applying the provisions of SFAS No. 87 and SFAS No. 158, the Company’s qualified defined benefit pension plans (the “Plans”) were underfunded by $36.4 million at January 3, 2009 and were overfunded by $17.2 million at December 29, 2007. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2008 and 2007. Discretionary cash contributions were made to the Plans totaling $3.0 million in both 2008 and in 2007 to provide long-term stability to the Plans. The Company expects to contribute approximately $26.1 million to its qualified defined benefit pension plans and approximately $2.0 million to the Supplemental Executive Retirement Plan (SERP) in 2009.
In the fourth quarter of 2006 and full year 2006 results, the Company recognized a one-time net income tax benefit of $1.5 million resulting from the closure of prior year income tax audits. No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries of $235.2 million at January 3, 2009 ($177.2 million at December 29, 2007), as the Company expects such earnings will remain invested overseas indefinitely.
The Company’s Board of Directors approved common stock repurchase programs on April 19, 2007 and December 13, 2005. These programs authorize the repurchase of 7.0 million and 3.0 million shares of common stock over a 36-month and 24-month period, respectively, commencing on the effective date of the program. The primary purpose of these stock repurchase programs is to increase shareholder value. The Company intends to continue repurchasing shares of its common stock in open market or privately negotiated transactions, from time-to-time, depending upon market conditions and other factors.

	2008		2007		Cumulative
		Market price		Market price		Market price
	Shares	of shares	Shares	of shares	Shares	of shares
	repurchased	repurchased	repurchased	repurchased	repurchased	repurchased
Authorization effective date
April 19, 2007	2,844,269	$73,948,000	3,549,535	$95,945,000	6,393,804	$169,893,000
December 13, 2005	—	—	1,191,882	33,864,000	3,000,000	75,950,000
The Company declared dividends of $21.5 million, or $0.44 per share, in 2008, a 22.2% increase on a per share basis over the dividends of $0.36 per share, or $18.8 million, declared in 2007. On February 11, 2009, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The quarterly dividend is payable on May 1, 2009, to shareholders of record on April 1, 2009.
In October 2006, the European Commission announced definitive anti-dumping duties at rates of 16.5% and 10.0% on imports from China and Vietnam, respectively. These definitive measures became effective October 7, 2006, and were in effect until October 6, 2008. In October 2008, the European Commission announced a review of the anti-dumping duties to determine whether the duties should continue or expire. During the expiry review, the anti-dumping duties imposed in October 2006 remain in effect. The continued imposition of these anti-dumping measures could have a material impact on the Company’s business, results of operations, financial condition, and cash flows.
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year beginning after December 15, 2008 (fiscal year 2009 for the Company). The Company expects the adoption will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date. The Company will apply this standard when future acquisitions occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will apply this standard when future acquisitions occur.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations, or cash flows.
In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings, and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 will reduce basic earnings per share by $0.02 for fiscal 2008, 2007, and 2006, and have no impact on diluted earnings per share for fiscal 2008 and 2007 and reduce diluted earnings per share by $0.01 for fiscal 2006.
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s financial condition, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.
The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company’s consolidated financial statements.
REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer, and collectibility is reasonably assured. Revenue generated through programs with licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.
The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical stock returns, historical discounts taken, and analysis of credit memorandum activity. The actual amount of customer returns or allowances may differ from the Company’s estimates. The Company records either an increase or decrease to net sales in the period in which it determines an adjustment to be appropriate.
ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At January 3, 2009 and December 29, 2007, management believed that it had provided sufficient reserves to address future collection uncertainties.

INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain domestic finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process, and finished good inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company’s retail business, due to the unique nature of that operation, and for certain domestic finished goods inventories. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year. The Company reduces the value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company’s cost of sales and inventory is recorded in the period in which such determination was made. At January 3, 2009 and December 29, 2007, management believed that it had provided sufficient reserves for excess or obsolete inventories.
GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management performs the next step which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and determined that there was no impairment indicated for the years ended January 3, 2009 or December 29, 2007.
INCOME TAXES
The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations. Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis. The Company did not record a valuation allowance in 2008 or 2007.
On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and earnings in each tax jurisdictions during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the revised expected annual rate.

RETIREMENT BENEFITS
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected asset returns, rates of termination, regulatory requirements, and plan changes.
The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are rated AA- or higher by a recognized ratings agency, and are noncallable, currently purchasable, and nonprepayable. The discount rate is used in the calculation of the year end pension liability and pension expense for the subsequent year. The discount rate at year end 2008 was 7.25%. With all other assumptions and values held constant, every 10 basis point decrease in the discount rate would increase net pension liabilities at year end 2008 by approximately $2.0 million and would increase 2009 pension expense by approximately $0.4 million. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 8.5%. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that approximately reflects the diversification of the pension assets. Every 10 basis point decrease in the expected long-term rate of return on plan assets would increase 2009 pension expense by approximately $0.1 million.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities, and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change during 2008 in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report on Form 10-K, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.
Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe, and Canada where the functional currencies are primarily the British pound, euro, and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At January 3, 2009 and December 29, 2007, the Company had outstanding forward currency exchange contracts to purchase $63.1 million and $70.4 million, respectively, of U.S. dollars with maturities ranging up to 287 days.
The Company also has production facilities in the Dominican Republic and sourcing locations in Asia, where financial statements reflect U.S. dollars as the functional currency. However, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees’ local currencies, but paid in U.S. dollars. Accordingly, the Company is subject to related foreign currency remeasurement gains and losses in 2009 and beyond.
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada, and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended January 3, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $36.3 million. For the year ended December 29, 2007, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $13.6 million. These changes resulted in cumulative foreign currency translation adjustments at January 3, 2009 and December 29, 2007 of $0.9 million and $35.4 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells, and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that was amortized over the term of the senior notes. These notes were fully repaid during 2008 and, as such, there was no remaining unamortized balance at January 3, 2009. The amortization of the prepayment created an effective interest rate of 6.78% on the senior notes.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 3, 2009.
CONTRACTUAL OBLIGATIONS
The following table lists required principal payments and related interest rates for the Company’s short- and long-term debt by fiscal year of maturity.

							2008		2007
(Millions of Dollars, Except Percentages)	2009	2010	2011	2012	2013	There- after	Total	Fair Value	Total	Fair Value
Denominated in U.S. dollars:
Fixed rate	$—	—	—	—	—	—	$—	$—	$10.7	$11.0
Average interest rate	—	—	—	—	—	—	—	—	6.5%	—
The Company has the following payments under contractual obligations due by period:

(Thousands of Dollars)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$5	$5	$—	$—	$—
Operating leases	125,672	16,551	28,135	21,245	59,741
Purchase obligations (1)	134,986	134,986	—	—	—
Deferred compensation	1,156	249	369	324	214
Pension (2)	26,156	26,156	—	—	—
SERP	21,103	1,988	3,847	3,870	11,398
Dividends declared	5,416	5,416	—	—	—
Minimum royalties	11,152	1,328	3,316	3,705	2,803
Minimum advertising	10,425	2,121	4,483	2,696	1,125

Total (3)	$336,071	$188,800	$40,150	$31,840	$75,281

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.

(2)
Pension obligations reflect only planned pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(3)
The Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at January 3, 2009 is $3.2 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

The Company had $93.4 million of additional borrowing capacity available under all of its existing credit facilities at January 3, 2009. The Company’s additional borrowing capacity is summarized as follows:

	Expiration of availability
	Total commitments	Less than	1 year or
(Millions of Dollars)	available	1 year	greater
Revolving credit	$90.5	$—	$90.5
Standby letters of credit	2.9	2.9	—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A and is incorporated into this Item 9A by reference.
Changes in Internal Control Over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the seventeen-week period ended January 3, 2009 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC Regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, under the caption “Wolverine’s Board of Directors” under the subheading “Board Committees and Meetings — Audit Committee.”
The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, and has adopted a Code of Conduct & Compliance that applies to the Company’s directors and employees. The Accounting and Finance Code of Ethics and the Code of Conduct & Compliance are available on the Company’s website, www.wolverineworldwide.com. Any waiver from the Accounting and Finance Code of Ethics or the Code of Conduct & Compliance with respect to the Company’s executive officers and directors will be disclosed on the Company’s website. Any amendment to the Accounting and Finance Code of Ethics will be disclosed on the Company’s website.
The information regarding directors of the Company contained under the caption “Election of Directors” and under the caption “Wolverine’s Board of Directors” under the subheading “Nominees for Terms Expiring in 2012,” “Continuing Directors — Terms Expiring in 2011,” and “Continuing Directors — Terms Expiring in 2010” in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.
The information regarding directors and executive officers of the Company under the caption “Related Matters” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.
Item 11. Executive Compensation.
The information contained under the captions “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the caption “Ownership of Wolverine Stock” contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.
The following table provides information about Wolverine’s equity compensation plans as of January 3, 2009:
Equity Compensation Plan Information

	Number of			Number of Securities
	Securities to be		Weighted Average	Remaining Available for
	Issued Upon		Exercise Price of	Future Issuance Under
	Exercise of		Outstanding	Equity Compensation
	Outstanding		Options,	Plans (Excluding
	Options, Warrants		Warrants and	Securities Reflected in
	and Rights		Rights	Column (a))
Plan Category (1)	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,572,384	(2)(3)	$17.87	3,706,008	(4)

Equity compensation plans not approved by security holders	—		N/A	—

Total	4,572,384		$17.87	3,706,008

Notes to Equity Compensation Plan Information

(1)
Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.

(2)
Includes: (i) 4,088,561 stock options awarded to employees under the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Stock Incentive Plan of 1999, the Stock Incentive Plan of 2001, the Stock Incentive Plan of 2003 and the Stock Incentive Plan of 2005; and (ii) and 483,823 stock options awarded to non-employee directors under the Stock Incentive Plan of 2005, the Amended and Restated Directors’ Stock Option Plan approved by stockholders in 2002 and the previous Amended and Restated Directors’ Stock Option Plan initially adopted in 1988. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.

(3)	Of this amount, 1,169,160 options were not exercisable as of January 3, 2009, due to vesting restrictions.

(4)
Comprised of: (i) 485,550 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 3,220,458 shares issuable under the various employee stock incentive plans. Of these total amounts available, the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of January 3, 2009:

• Outside Directors’ Deferred Compensation Plan:	485,550
• Stock Incentive Plan of 1999:	72,198
• Stock Incentive Plan of 2001:	378,255
• Stock Incentive Plan of 2003:	88,148
• Stock Incentive Plan of 2005:	1,340,929

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Participation in the plan in addition to the annual equity retainer is voluntary. The plan allows participating directors to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment of the next cash dividend on the Company’s common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 485,550 shares issuable under the Outside Directors’ Deferred Compensation Plan, 179,867 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares reported as issued and outstanding as of the record date.

The employee stock incentive plans listed above are equity-based incentive plans for officers, key employees, and, under the Stock Incentive Plan of 2005, directors. Those plans authorize awards of stock options, restricted common stock, common stock and, under certain plans, tax benefit rights, restricted stock units, deferred stock units, and/or stock appreciation rights. The Stock Incentive Plans of 2001 and 2003 specifically limit the number of shares that can be awarded as restricted or unrestricted common stock to 40% and 15%, respectively, of the shares authorized for issuance under the applicable plan. The Stock Incentive Plan of 2005 provides that each share of restricted or unrestricted common stock, each restricted stock unit and each stock appreciation right is counted as two shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes the grant of all stock options, which count as only one share against the total number of shares authorized for issuance under the Stock Incentive Plan of 2005. Actual shares available under the Stock Incentive Plan of 2005 will be less to the extent that awards of restricted or unrestricted common stock, restricted stock units or stock appreciation rights are issued from that plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under a plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Related Matters” under the subheading “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference. The information contained under the caption “Corporate Governance Principles” under the subheading “Independence” contained in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information contained under the caption “Selection of Auditors” in the definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2009, is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
Item 15(a)(1). Financial Statements. Attached as Appendix A.
The following consolidated financial statements of Wolverine World Wide, Inc. and subsidiaries are filed as a part of this report:
•	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007.
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended January 3, 2009, December 29, 2007, and December 30, 2006.
•	Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2009, December 29, 2007, and December 30, 2006.
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2009, December 29, 2007, and December 30, 2006.
•	Notes to the Consolidated Financial Statements as of January 3, 2009.
•	Reports of Independent Registered Public Accounting Firm.
Item 15(a)(2). Financial Statement Schedules. Attached as Appendix B.
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and subsidiaries is filed as a part of this report:
•	Schedule II—Valuation and Qualifying Accounts of Continuing Operations.
All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15(a)(3). Exhibits.
The following exhibits are filed as part of this report:

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

4.1
The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.2
Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.*

10.2	Amended and Restated 1995 Stock Incentive Plan.*

10.3	Amended and Restated 1997 Stock Incentive Plan.*

10.4	Amended and Restated Stock Incentive Plan of 1999.*

10.5	Amended and Restated Stock Incentive Plan of 2001.*

10.6	Amended and Restated Stock Incentive Plan of 2003.*

10.7	Amended and Restated Stock Incentive Plan of 2005.*

10.8	Amended and Restated Directors’ Stock Option Plan.*

10.9
Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

Exhibit
Number	Document

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).*

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).*

10.12
Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13
Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.15
Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16
Employees’ Pension Plan (Restated as amended through November 30, 2007).* Previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.17	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.18
Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.19
Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.18 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.20	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.22
Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

Exhibit
Number	Document

10.23
Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.22 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.24	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25
Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.26	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.*

10.27	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.*

10.28	Form of Performance Share Award Agreement.*

10.29
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.30	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.*

10.31
409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.31.

10.32	Form of 409A Supplemental Retirement Plan Participation Agreement with Mr. Krueger.*

10.33	Outside Directors Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.34
Separation and Release Agreement between Wolverine World Wide, Inc. and Cheryl L. Johnson.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or arrangement.
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

WOLVERINE WORLD WIDE, INC.
Dated: March 4, 2009	By:	/s/ Blake W. Krueger
Blake W. Krueger
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chief Executive Officer and President (Principal Executive Officer)	March 4, 2009

/s/ Donald T. Grimes Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2009

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	March 4, 2009

*/s/ William K. Gerber William K. Gerber	Director	March 4, 2009

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 4, 2009

*/s/ Joseph R. Gromek Joseph R. Gromek	Director	March 4, 2009

*/s/ David T. Kollat David T. Kollat	Director	March 4, 2009

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Director	March 4, 2009

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 4, 2009

*/s/ David P. Mehney David P. Mehney	Director	March 4, 2009

*/s/ Timothy J. O’Donovan Timothy J. O’Donovan	Director and Chairman	March 4, 2009

*/s/ Shirley D. Peterson Shirley D. Peterson	Director	March 4, 2009

*/s/ Michael A. Volkema Michael A. Volkema	Director	March 4, 2009

*By /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chief Executive Officer and President	March 4, 2009

APPENDIX A
Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
(Thousands of Dollars)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$89,502	$76,087
Accounts receivable, less allowances (2008 - $15,161; 2007 - $13,643)	167,949	179,934
Inventories
Finished products	177,801	148,925
Raw materials and work-in-process	18,976	16,927

	196,777	165,852

Deferred income taxes	8,127	11,909
Prepaid expenses and other current assets	11,487	11,859

Total current assets	473,842	445,641

Property, plant, and equipment:
Land	882	882
Buildings and improvements	81,875	76,678
Machinery and equipment	143,203	149,944
Software	72,478	60,702

	298,438	288,206

Less accumulated depreciation	212,681	202,789

	85,757	85,417
Other assets:
Goodwill	32,310	39,573
Other non-amortizable intangibles	9,257	8,936
Cash surrender value of life insurance	35,531	32,886
Pension assets	—	17,752
Deferred income taxes	23,314	3,877
Other	4,769	4,296

	105,181	107,320

Total assets	$664,780	$638,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,320	$51,551
Accrued salaries and wages	22,702	20,668
Income taxes	1,817	3,911
Taxes, other than income taxes	4,308	5,855
Other accrued liabilities	29,533	32,109
Accrued pension liabilities	28,144	4,772
Current maturities of long-term debt	5	10,731
Revolving credit agreement	59,500	—

Total current liabilities	191,329	129,597

Deferred compensation	7,714	8,011
Accrued pension liabilities	34,777	20,912
Other liabilities	1,038	1,079

Stockholders’ equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares issued, including treasury shares: 2008 - 61,655,814; 2007 - 61,085,123	61,656	61,085
Additional paid-in capital	64,696	47,786
Retained earnings	666,027	591,706
Accumulated other comprehensive income (loss)	(42,834)	22,268
Cost of shares in treasury: 2008 - 12,748,721 shares; 2007 - 9,850,299 shares	(319,623)	(244,066)

Total stockholders’ equity	429,922	478,779

Total liabilities and stockholders’ equity	$664,780	$638,378

( )	Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Fiscal Year
(Thousands of Dollars, Except Per Share Data)	2008	2007	2006
COMMON STOCK
Balance at beginning of the year	$61,085	$60,468	$59,212
Common stock issued under stock incentive plans (2008 - 570,691 shares; 2007 - 618,123 shares; 2006 - 1,255,286 shares)	571	617	1,256

Balance at end of the year	61,656	61,085	60,468

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	47,786	31,341	13,203
Stock-based compensation expense	8,164	8,316	7,155
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	(5,873)
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	5,859	4,603	12,254
Income tax benefits	2,842	3,572	4,672
Issuance of treasury shares (2008 - 22,842 shares; 2007 - 12,661 shares; 2006 - 14,511 shares)	54	47	55
Net change in employee notes receivable	(9)	(93)	(125)

Balance at end of the year	64,696	47,786	31,341

RETAINED EARNINGS
Balance at beginning of the year	591,706	519,815	452,672
Net earnings	95,821	92,886	83,647
Cash dividends declared (2008 - $0.44 per share; 2007 - $0.36 per share; 2006 - $0.30 per share)	(21,500)	(18,844)	(16,504)
Cumulative effect of adopting FIN 48 (See Note 7)	—	(509)	—
Pension adjustments (See Note 6)	—	(1,642)	—

Balance at end of the year	666,027	591,706	519,815

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	22,268	3,923	9,398
Foreign currency translation adjustments	(36,305)	13,643	9,548
Change in fair value of foreign exchange contracts, net of taxes (2008 - ($3,447); 2007 - $929; 2006 - $901)	5,978	(1,007)	(1,657)
Pension adjustments, net of taxes (2008 - $18,963; 2007 - ($3,396); 2006 - $6,885)	(34,775)	5,709	(13,366)

Balance at end of the year	(42,834)	22,268	3,923

UNEARNED COMPENSATION
Balance at beginning of the year	—	—	(5,873)
Reclassification of unearned compensation upon adoption of SFAS No. 123(R)	—	—	5,873

Balance at end of the year	—	—	—

COST OF SHARES IN TREASURY
Balance at beginning of the year	(244,066)	(110,988)	(66,291)
Common stock purchased for treasury (2008 - 2,921,264 shares; 2007 - 4,587,473 shares; 2006 - 1,937,450 shares)	(76,129)	(133,379)	(45,009)
Issuance of treasury shares (2008 - 22,842 shares; 2007 - 12,661 shares; 2006 - 14,511 shares)	572	301	312

Balance at end of the year	(319,623)	(244,066)	(110,988)

Total stockholders’ equity at end of the year	$429,922	$478,779	$504,559

COMPREHENSIVE INCOME
Net earnings	$95,821	$92,886	$83,647
Foreign currency translation adjustments	(36,305)	13,643	9,548
Change in fair value of foreign exchange contracts, net of taxes	5,978	(1,007)	(1,657)
Pension adjustments, net of taxes	(34,775)	5,709	(306)

Total comprehensive income	$30,719	$111,231	$91,232

( )	Denotes deduction.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(Thousands of Dollars, Except Per Share Data)	2008	2007	2006

Revenue	$1,220,568	$1,198,972	$1,141,887
Cost of products sold	734,547	727,041	700,349

Gross profit	486,021	471,931	441,538

Selling, general, and administrative expenses	345,183	333,151	318,243

Operating profit	140,838	138,780	123,295

Other expenses (income):
Interest expense	2,850	2,470	2,973
Interest income	(1,757)	(3,134)	(3,175)
Other (income) expense	(839)	873	1,205

	254	209	1,003

Earnings before income taxes	140,584	138,571	122,292

Income taxes	44,763	45,685	38,645

Net earnings	$95,821	$92,886	$83,647

Net earnings per share:
Basic	$1.96	$1.77	$1.52
Diluted	1.90	1.70	1.47
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(Thousands of Dollars)	2008	2007	2006
OPERATING ACTIVITIES
Net earnings	$95,821	$92,886	$83,647
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,460	20,223	21,024
Amortization	2,236	2,568	968
Deferred income taxes	(43)	(5,660)	(8,543)
Stock-based compensation expense	8,164	8,316	7,155
Excess tax benefits from stock-based compensation	(1,610)	(2,620)	(3,599)
Pension	1,252	2,884	7,254
Other	13,966	4,339	3,498
Changes in operating assets and liabilities:
Accounts receivable	3,419	(21,530)	6,409
Inventories	(39,201)	22,450	(18,764)
Other operating assets	(386)	3,141	(3,382)
Accounts payable	(5,064)	3,140	5,434
Other operating liabilities	(3,544)	(6,849)	8,588

Net cash provided by operating activities	93,470	123,288	109,689

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(24,126)	(17,879)	(17,067)
Other	(4,133)	(4,441)	(2,039)

Net cash used in investing activities	(28,259)	(22,320)	(19,106)

FINANCING ACTIVITIES
Net borrowings under revolver	59,500	—	—
Payments of long-term debt	(10,714)	(10,713)	(10,916)
Payments of capital lease obligations	(12)	(26)	(23)
Cash dividends paid	(20,758)	(18,391)	(16,079)
Purchase of common stock for treasury	(76,129)	(133,379)	(45,009)
Proceeds from shares issued under stock incentive plans	7,047	5,662	13,752
Excess tax benefits from stock-based compensation	1,610	2,620	3,599

Net cash used in financing activities	(39,456)	(154,227)	(54,676)
Effect of foreign exchange rate changes	(12,340)	4,683	3,498

Increase (decrease) in cash and cash equivalents	13,415	(48,576)	39,405

Cash and cash equivalents at beginning of the year	76,087	124,663	85,258

Cash and cash equivalents at end of the year	$89,502	$76,087	$124,663

OTHER CASH FLOW INFORMATION
Interest paid	$2,365	$1,916	$2,545
Net income taxes paid	35,995	48,336	35,784

( )	Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear, and Wolverine®. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its brands and branded footwear and apparel from other manufacturers; a tannery that produces Wolverine Performance Leathers™; and a pigskin procurement operation.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
FISCAL YEAR
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 53-week period ended January 3, 2009 and the 52-week periods ended December 29, 2007 and December 30, 2006.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer, and collectibility is reasonably assured. Revenue generated through programs with licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.
The Company records provisions against gross revenue for estimated sales returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, historical cash discounts taken, and analysis of credit memorandum activity.
COST OF PRODUCTS SOLD
Cost of products sold includes the actual product costs, including inbound freight charges, purchasing, sourcing, inspection, and receiving costs. Warehousing costs are included in selling, general, and administrative expenses.
SHIPPING AND HANDLING COSTS
Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of products sold.

CASH EQUIVALENTS
Cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates market.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. The Company does not require collateral or other security on trade accounts receivable for the majority of its customers.
INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all domestic raw materials and work-in-process inventories, and certain U.S. finished goods inventories. Cost is determined using methods approximating cost under the first-in, first-out (FIFO) method for all raw materials, work-in-process, and finished goods inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company’s retail business, due to the unique nature of that operation, and for certain U.S. finished goods inventories. Once elected, the Company has applied these inventory cost valuation methods consistently from year to year.
PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment are stated on the basis of cost and include expenditures for new facilities, major renewals, betterments, and software. Normal repairs and maintenance are expensed as incurred.
Depreciation of property, plant, and equipment is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements and from three to ten years for machinery, equipment, and software. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably assured lease renewals as determined at lease inception.
GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks, brand names, patents, and customer relationships. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to ten years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $4,390,000 and $3,487,000 for 2008 and 2007, respectively, and accumulated amortization of $4,433,000 and $4,986,000 for 2008 and 2007, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2008 is as follows: 2009 — $1,668,000; 2010 — $1,554,000; 2011 — $925,000; 2012 — $98,000; 2013 — $65,000.
The Company has performed the required annual impairment tests and has determined that goodwill and other non-amortizable intangibles were not impaired at January 3, 2009 and December 29, 2007.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended January 3, 2009 and December 29, 2007 are as follows:

(Thousands of Dollars)	Goodwill	Trademarks	Total
Balance at December 31, 2006	$38,776	$8,506	$47,282
Intangibles acquired	—	430	430
Foreign currency translation effects	797	—	797

Balance at December 29, 2007	$39,573	$8,936	$48,509
Intangibles acquired	—	338	338
Intangibles disposed	—	(17)	(17)
Foreign currency translation effects	(7,263)	—	(7,263)

Balance at January 3, 2009	$32,310	$9,257	$41,567

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value.
RETIREMENT BENEFITS
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected asset returns, rates of termination, regulatory requirements, and plan changes. See Note 6 to the consolidated financial statements for additional information.
STOCK-BASED COMPENSATION
Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for awards under its stock incentive plans. The Company did not recognize stock-based compensation expense related to employee stock options in its statements of operations for periods prior to the adoption of SFAS No. 123(R), Share-Based Payment, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended January 3, 2009, December 29, 2007 and December 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
The Company recognized compensation costs of $8,164,000, $8,316,000, and $7,155,000 and related income tax benefits of $1,699,000, $2,092,000, and $1,967,000 for awards under its stock-based compensation plans in the statements of operations for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Compensation costs capitalized as part of inventory and property, plant and equipment were not material.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $5.68, $6.87 and $5.29 per share in 2008, 2007 and 2006, respectively, with the following weighted-average assumptions:

	2008	2007	2006
Expected market price volatility (1)	28.9%	23.3%	24.5%
Risk-free interest rate (2)	2.5%	4.8%	4.6%
Dividend yield (3)	1.6%	1.4%	1.4%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option (average of three- and five-year Treasury bonds) at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
ADVERTISING COSTS
Advertising costs are expensed as incurred and customer-specific advertising dollars are expensed when earned by customers. Total advertising expense was $47,436,000 in 2008, $45,982,000 in 2007 and $42,037,000 in 2006, and includes customer-specific advertising dollars of $10,752,000 in 2008, $12,160,000 in 2007 and $9,327,000 in 2006. The Company provides sales incentives to certain retail customers in the form of a cooperative advertising program and accounts for costs under this program in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under this program, customers are reimbursed for Company-approved advertising expenditures where the value to the Company is objectively verifiable.
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

The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

	2008	2007	2006
Weighted average shares outstanding during the year	49,381,789	53,140,581	55,655,822
Adjustment for nonvested restricted common stock	(513,063)	(641,088)	(802,624)

Denominator for basic earnings per share	48,868,726	52,499,493	54,853,198
Effect of dilutive stock options	1,151,567	1,586,804	1,622,103
Adjustment for nonvested common stock — treasury method	337,424	401,369	455,806

Denominator for diluted earnings per share	50,357,717	54,487,666	56,931,107

Options to purchase 1,273,676 shares of common stock in 2008, 546,247 shares in 2007, and 507,775 shares in 2006 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were antidilutive.
FOREIGN CURRENCY
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material in 2008, 2007, and 2006.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under the revolving credit agreement, and long-term debt. There was no long-term debt outstanding at January 3, 2009. At December 29, 2007, fixed rate long-term debt with a carrying value of $10,714,000 and a fair value of $10,976,000 was outstanding. Excluding the fixed rate long-term debt, the Company’s estimate of the fair values of the aforementioned financial instruments approximates their carrying amounts for the respective years. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.
Effective December 30, 2007 (fiscal year 2008), the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157. As of January 3, 2009 and December 29, 2007, an asset of $3,246,000 and a liability of $1,918,000, respectively, have been recognized for the fair value of the foreign currency forward exchange contracts. In accordance with SFAS No. 157, these assets and liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at January 3, 2009.
The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At January 3, 2009 and December 29, 2007, foreign exchange contracts with a notional value of $63,129,000 and $70,357,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 287 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within cost of products sold. Hedge ineffectiveness was not material in 2008, 2007, or 2006. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
COMPREHENSIVE INCOME
Comprehensive income represents net earnings and any revenue, expenses, gains, and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
Ending accumulated other comprehensive income (loss) is as follows:

(Thousands of Dollars)	2008	2007
Foreign currency translation adjustments	$(872)	$35,433
Foreign currency cash flow hedge adjustments, net of taxes (2008 - ($1,904); 2007 - $1,543)	3,923	(2,055)
Pension adjustments, net of taxes (2008 - $24,231; 2007 - $5,268)	(45,885)	(11,110)

Accumulated other comprehensive income (loss)	$(42,834)	$22,268

RECLASSIFICATIONS
Certain amounts previously reported in 2007 and 2006 have been reclassified to conform with the presentation used in 2008.
2. Inventories
Inventories of $65,000,000 at January 3, 2009 and $61,070,000 at December 29, 2007 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $11,854,000 and $8,983,000 higher than reported at January 3, 2009 and December 29, 2007, respectively.
3. Debt
Long-term debt consists of the following obligations:

(Thousands of Dollars)	2008	2007
6.5% senior notes payable	$—	$10,714
Other	5	17

	5	10,731
Less current maturities	5	10,731

	$—	$—

The 6.5% unsecured senior notes payable were paid in 2008. Required annual principal payments of $10,714,000 were due through the maturity date of December 8, 2008. In connection with the issuance of these senior notes, the Company entered into an interest rate lock agreement with a bank that was settled in 1998 and resulted in a prepayment of interest of $2,200,000. This prepayment was amortized over the remaining term of the senior notes using the effective interest method. The prepayment was fully amortized at January 3, 2009.

The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000,000, subject to increase or decrease as specified in the credit agreement. This agreement, which expires in July 2010, contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios related to debt to total capital and minimum fixed charge coverage. At January 3, 2009, the Company was in compliance with all restrictive covenants. Interest is paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR, or money market rate plus applicable spread. At January 3, 2009, $59,500,000 was outstanding under a revolving credit agreement which the Company considers short-term in nature. No amount was outstanding at December 29, 2007.
The Company had commercial letters of credit outstanding of $2,466,000 and $2,060,000 at January 3, 2009 and December 29, 2007, respectively.
Interest costs of $227,000 in 2008, $237,000 in 2007, and $170,000 in 2006 were capitalized in connection with various capital improvement and computer hardware and software installation projects.
4. Leases
The Company leases machinery, equipment, and certain warehouse, office, and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. At January 3, 2009, minimum rental payments due under all noncancelable leases were as follows: 2009 — $16,551,000; 2010 — $14,824,000; 2011 — $13,311,000; 2012 — $11,020,000; 2013 — $10,225,000; thereafter — $59,741,000.
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $18,255,000 in 2008, $14,681,000 in 2007, and $13,934,000 in 2006.
5. Capital Stock
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of January 3, 2009 or December 29, 2007. The Company has designated 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance under a preferred stock rights plan.
As of January 3, 2009, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1993, 1995, 1997, 1999, 2001, 2003, and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1993, 1995, and 1997 plans. As of January 3, 2009, the Company had approximately 2,681,324 stock incentive units available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and each share of restricted stock granted counts as two stock incentive units. In addition, as of January 3, 2009, the Company had approximately 536,911 stock incentive units available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Common stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer, or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
Outstanding at December 31, 2005	5,040,712	$14.72	5.6	$39,201,000
Granted	735,210	22.71
Exercised	(1,168,639)	12.51
Cancelled	(32,338)	20.46

Outstanding at December 30, 2006	4,574,945	$16.53	5.6	$54,873,000
Granted	623,577	30.16
Exercised	(551,020)	14.67
Cancelled	(59,257)	27.73

Outstanding at December 29, 2007	4,588,245	$18.46	5.4	$31,096,000
Granted	845,843	25.21
Exercised	(713,048)	15.46
Cancelled	(148,656)	25.36

Outstanding at January 3, 2009	4,572,384	$19.95	5.6	$16,155,438
Estimated forfeitures	(12,917)

Vested or expected to vest at January 3, 2009	4,559,467	$19.93	5.5	$16,155,320
Nonvested at January 3, 2009 and expected to vest	(1,156,243)

Exercisable at January 3, 2009	3,403,224	$17.87	4.5	$16,152,334

The total pre-tax intrinsic value of options exercised during the year ended January 3, 2009 was $8,593,000. As of January 3, 2009, there was $2,851,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.2 years.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.52 as of January 2, 2009, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of January 3, 2009 was 2,183,319. As of December 29, 2007, 3,635,095 outstanding options were exercisable, and the weighted-average exercise price was $16.22.

A summary of the nonvested restricted shares issued under stock award plans is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	933,891	$14.28
Granted	178,950	22.59
Vested	(324,735)	12.06
Forfeited	(12,296)	17.09

Nonvested at December 30, 2006	775,810	$17.09
Granted	146,950	30.17
Vested	(335,695)	14.81
Forfeited	(13,684)	27.64

Nonvested at December 29, 2007	573,381	$21.52
Granted	179,755	24.85
Vested	(234,581)	18.36
Forfeited	(46,063)	24.08

Nonvested at January 3, 2009	472,492	$24.11

As of January 3, 2009, there was $4,072,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended January 3, 2009 was $6,300,000.
6. Retirement Plans
The Company has noncontributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employees’ years of service and final average earnings (as defined in the plan), while the other plan provides benefits at a fixed rate per year of service. The Company intends to annually contribute amounts deemed necessary to maintain the plans on a sound actuarial basis.
The Company has a Supplemental Executive Retirement Plan (“SERP”) for certain current and former employees that entitles them to receive payments from the Company following retirement based on the employees’ years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $35,531,000 at January 3, 2009 and $32,886,000 at December 29, 2007 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has a defined contribution money accumulation plan (“MAP”) covering substantially all domestic employees that provides for Company contributions based on earnings. Prior to January 1, 2007, this plan was combined with the principal defined benefit pension plan for funding purposes under Section 414(k) of the Internal Revenue Code (“IRC”). On January 1, 2007, the assets and projected benefit obligation attributable to the Section 414(k) arrangement were split off from the defined benefit pension plan and merged with the MAP. The Company recognized expense for the MAP of $2,245,000 in 2008, $2,078,000 in 2007, and $2,100,000 in 2006.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1,194,000 in 2008, $1,327,000 in 2007, and $978,000 in 2006. The Company also has a defined benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2,620,000 at January 3, 2009 and $2,466,000 at December 29, 2007 which is recognized as a deferred compensation liability on the accompanying balance sheet.

Effective in 2007, the Company adopted the measurement date provisions of SFAS No. 158 requiring the measurement date of the defined benefit pension plans to correspond with the Company’s fiscal year end. As a result, the Company recognized a reduction of $1,642,000 in retained earnings and a reduction in accumulated other comprehensive income of $6,338,000. The previous measurement date was September 30. The following summarizes the status of and changes in the Company’s pension assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) as of:

(Thousands of Dollars)	2008	2007

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$175,091	$176,262
Service cost pertaining to benefits earned during the year	4,859	6,061
Interest cost on projected benefit obligations	11,413	13,701
Actuarial (gains) losses	(5,309)	141
Plan amendment	220	717
IRC Section 414(k) split-off	—	(10,785)
Benefits paid to plan participants	(11,304)	(11,006)

Projected benefit obligations at end of the year	$174,970	$175,091

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$167,159	$163,498
Actual return (loss) on plan assets	(48,879)	20,682
Company contributions	5,073	4,770
IRC Section 414(k) split-off	—	(10,785)
Benefits paid to plan participants	(11,304)	(11,006)

Fair value of pension assets at end of the year	$112,049	$167,159

Funded status	$(62,921)	$(7,932)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(28,144)	$(4,772)
Non current assets	—	17,752
Non current liabilities	(34,777)	(20,912)

Net amount recognized	$(62,921)	$(7,932)

Amounts recognized in accumulated other comprehensive income (loss), net of tax:
Unrecognized net actuarial loss	$(44,707)	$(9,757)
Unrecognized prior service cost	(1,178)	(1,353)

Net amount recognized	$(45,885)	$(11,110)

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(62,921)	$(7,932)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded supplemental employee retirement plans	33,633	30,715

Net funded status of pension plans and SERP (supplemental)	$(29,288)	$22,783

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

(Thousands of Dollars)	2008	2007
Projected benefit obligations	$174,970	$28,729
Accumulated benefit obligations	165,432	26,910
Fair value of plan assets	112,049	2,886
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $165,432,000 at January 3, 2009 and $164,094,000 at December 29, 2007.
The following is a summary of net pension and SERP cost recognized by the Company:

(Thousands of Dollars)	2008	2007	2006
Service cost pertaining to benefits earned during the year	$(4,859)	$(4,849)	$(4,940)
Interest cost on projected benefit obligations	(11,413)	(11,011)	(10,342)
Expected return on pension assets	13,914	14,024	12,844
Net amortization loss	(3,967)	(5,569)	(8,743)

Net pension cost	$(6,325)	$(7,405)	$(11,181)

The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during 2009 is $441,000 ($287,000, net of tax) and $9,154,000 ($5,950,000, net of tax), respectively. Expense for qualified defined benefit pension plans was $3,601,000 in 2008, $4,707,000 in 2007, and $8,759,000 in 2006.

	2008	2007
Weighted-average assumptions used to determine benefit obligations at fiscal year end:
Discount rate	7.25%	6.70%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.70%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.75%
Rate of compensation increase	3.50%	3.50%
Unrecognized net actuarial losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year end pension liability and pension expense for the subsequent year.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices.

	2008	2007
Weighted average asset allocations at fiscal year end by asset category are as follows:
Equity securities	65.8%	75.4%
Fixed income investments	31.8%	20.0%
Cash and money market investments	2.4%	4.6%

	100.0%	100.0%

The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.
The Company expects to contribute $26,156,000 to its qualified defined benefit pension plans and $1,988,000 to the SERP in 2009.
Expected benefit payments for the five years subsequent to 2008 and the sum of the five years following those are as follows: 2009 — $10,591,000; 2010 — $10,746,000; 2011 — $11,056,000; 2012 - $11,230,000; 2013 — $11,728,000; and 2014 through 2018 — $66,029,000.
7. Income Taxes
Earnings before income taxes consist of the following:

(Thousands of Dollars)	2008	2007	2006
United States	$82,604	$87,648	$84,379
Foreign	57,980	50,923	37,913

	$140,584	$138,571	$122,292

The provisions for income taxes consist of the following:

(Thousands of Dollars)	2008	2007	2006
Currently payable:
Federal	$31,221	$37,404	$35,442
State	483	977	784
Foreign	13,102	12,964	10,962
Deferred credit	(43)	(5,660)	(8,543)

	$44,763	$45,685	$38,645

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

(Thousands of Dollars)	2008	2007	2006
Income taxes at statutory rate	$49,204	$48,500	$42,850
State income taxes, net of federal income tax	375	302	349
Nontaxable earnings of foreign affiliates	(1,555)	(2,026)	(2,123)
Research and development credits	(875)	(877)	(481)
Foreign earnings taxed at rates differing from the U.S. statutory rate	(3,352)	(1,439)	(93)
Tax reserve adjustments	244	670	(1,535)
Other	722	555	(322)

	$44,763	$45,685	$38,645

Significant components of the Company’s deferred income tax assets and liabilities as of the end of 2008 and 2007 are as follows:

(Thousands of Dollars)	2008	2007
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5,631	$6,486
Deferred compensation accruals	2,825	1,916
Future benefit of foreign net operating losses	—	254
Accrued pension costs	24,231	5,268
Other amounts not deductible until paid	7,153	10,370

Total deferred income tax assets	39,840	24,294

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(4,484)	(4,164)
Prepaid pension costs	(2,173)	(2,670)
Other	(1,742)	(1,674)

Total deferred income tax liabilities	(8,399)	(8,508)

Net deferred income tax assets	$31,441	$15,786

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on the first day of fiscal year 2007, December 31, 2006. Prior to adoption of FIN 48, the Company had unrecognized tax benefits of $1,599,000, net of tax. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $369,000, and a corresponding decrease to the December 31, 2006 balance of retained earnings.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Thousands of Dollars)	2008	2007
Beginning balance	$2,927	$2,415
Increases related to current year tax positions	244	1,001
Release due to settlements of audits	—	(489)

Ending balance	$3,171	$2,927
The Company had unrecognized tax benefits of $2,646,000 as of January 3, 2009, and $2,382,000 as of December 29, 2007, that if recognized currently would reduce the annual effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. The Company has accrued approximately $140,000 for interest as part of the cumulative effect of implementing the provisions of FIN 48, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings. Net interest accrued related to unrecognized tax benefits was $553,000 as of January 3, 2009 and $282,000 as of December 29, 2007.
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
No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $235,151,000 at January 3, 2009, as the Company expects such earnings will remain invested overseas indefinitely. At December 29, 2007, undistributed foreign earnings were $177,226,000.

8. Litigation and Contingencies
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties, and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company’s management that these items will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Pursuant to certain of the Company’s lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions require the Company to indemnify and reimburse the third parties for costs, including but not limited to adverse judgments in lawsuits, taxes, and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent upon the occurrence of future unknown events.
The Company has future minimum royalty obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(Thousands of Dollars)	2009	2010	2011	2012	2013
Minimum royalties	$1,328	$1,544	$1,772	$1,825	$4,683
Minimum advertising	2,121	2,208	2,275	2,343	353
Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels and are not included in the above table. In accordance with these agreements, the Company incurred royalty expense of $3,198,000, $3,456,000, and $3,159,000 for 2008, 2007, and 2006, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $3,018,000, $3,508,000, and $2,331,000 for 2008, 2007, and 2006, respectively.
9. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel, and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, slippers, moccasins, and apparel and accessories. Revenue earned by operation of this segment is derived from the sale of branded footwear and apparel to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The business units comprising the branded footwear, apparel, and licensing segment manufacture or source, market, and distribute products in a similar manner. Branded footwear, apparel, and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

The other business units in the following tables consist of the Company’s retail, tannery, and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar. The Company operated 90 retail stores in North America and 21 consumer-direct internet sites at January 3, 2009 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel, and licensing segment and other business units are the same as disclosed in Note 1.
Business segment information is as follows:

	2008
	Branded
	Footwear,
	Apparel,	Other
(Thousands of Dollars)	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,106,081	114,487	—	1,220,568
Intersegment sales	47,386	3,542	—	50,928
Interest (income) expense — net	9,650	1,102	(9,659)	1,093
Depreciation expense	6,823	3,768	7,869	18,460
Earnings (loss) before income taxes	158,615	3,294	(21,325)	140,584
Total assets	483,041	57,049	124,690	664,780
Additions to property, plant, and equipment	11,443	4,654	8,029	24,126

	2007
	Branded
	Footwear,
	Apparel,	Other
(Thousands of Dollars)	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,099,205	$99,767	$—	$1,198,972
Intersegment sales	45,603	2,616	—	48,219
Interest (income) expense — net	9,578	1,128	(11,370)	(664)
Depreciation expense	9,660	3,621	6,942	20,223
Earnings (loss) before income taxes	145,686	2,338	(9,453)	138,571
Total assets	491,926	52,018	94,434	638,378
Additions to property, plant, and equipment	7,313	3,380	7,186	17,879

	2006
	Branded
	Footwear,
	Apparel,	Other
(Thousands of Dollars)	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,036,929	$104,958	$—	$1,141,887
Intersegment sales	38,712	2,798	—	41,510
Interest (income) expense — net	9,862	1,050	(11,114)	(202)
Depreciation expense	9,800	3,859	7,365	21,024
Earnings (loss) before income taxes	133,463	6,976	(18,147)	122,292
Total assets	439,248	50,040	181,804	671,092
Additions to property, plant, and equipment	6,943	3,205	6,919	17,067
Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

(Thousands of Dollars)	2008	2007	2006
United States	$729,826	$730,654	$721,459
Foreign countries:
Europe	243,701	250,428	220,370
Canada	90,789	86,339	80,289
Other	156,252	131,551	119,769

Total foreign countries revenue	490,742	468,318	420,428

	$1,220,568	$1,198,972	$1,141,887

The Company’s long-lived assets (primarily property, plant, and equipment and intangible assets) are as follows:

(Thousands of Dollars)	2008	2007
United States	$139,101	$135,756
Foreign countries	28,523	35,352

	$167,624	$171,108
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.
The Company sources approximately 93% (based on pairs) of its footwear products from unrelated suppliers located primarily in Asia. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
Revenue derived from the branded footwear, apparel, and licensing segment accounted for approximately 91% of revenue in 2008, 92% in 2007, and 91% in 2006. No other product groups account for more than 10% of consolidated revenue.
Approximately 11% of the Company’s employees are subject to bargaining unit contracts extending through various dates through 2010.

10. Quarterly Results of Operations (Unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarter of 2008 includes 17 weeks and the fourth quarter of 2007 includes 16 weeks.
The Company’s unaudited quarterly results of operations are as follows:

	2008
	First	Second	Third	Fourth
(Thousands of Dollars, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Revenue	$288,238	$267,362	$318,852	$346,116
Gross profit	121,561	102,399	128,730	133,331
Net earnings	23,701	16,812	31,191	24,117
Net earnings per share:
Basic	$0.48	$0.34	$0.64	$0.50
Diluted	0.46	0.33	0.62	0.49

	2007
	First	Second	Third	Fourth
(Thousands of Dollars, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter
Revenue	$281,052	$250,329	$310,168	$357,423
Gross profit	114,001	95,528	124,952	137,450
Net earnings	22,289	15,518	29,483	25,596
Net earnings per share:
Basic	$0.41	$0.29	$0.56	$0.51
Diluted	0.39	0.28	0.54	0.49
11. Subsequent Events
On January 7, 2009, the Company’s Board of Directors approved management’s request to implement a strategic restructuring plan. This plan will allow the Company to create significant operating efficiencies, improve its supply chain, and create a stronger global brand platform.
The Company has provided preliminary estimated ranges for expected costs and benefits of the restructuring plan and will provide further disclosure as appropriate. In 2009, the implementation costs to consolidate key manufacturing, distribution and global operations functions are estimated to range from $31,000,000 to $36,000,000.
On January 8, 2009, the Company announced the acquisition of the Cushe® footwear brand, an acquisition that is expected to drive new global opportunities and leverage the strength of the Company’s business model and operating infrastructure.
On January 22, 2009, the Company announced the acquisition of Chaco®, a performance outdoor footwear brand with a unique heritage and strong consumer following.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Wolverine World Wide, Inc.
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 20, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Wolverine World Wide, Inc.
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of stockholders’ equity and comprehensive income, operations and cash flows for each of the three fiscal years in the period ended January 3, 2009, and our report dated February 20, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 20, 2009

APPENDIX B
Schedule II — Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

		Column C
		Additions
			(2)
	Column B	(1)	Charged to			Column E
	Balance at	Charged to	Other	Column D		Balance at
Column A	Beginning of	Costs and	Accounts	Deductions		End of
Description	Period	Expenses	(Describe)	(Describe)		Period
Fiscal year ended January 3, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$6,866,000	$2,266,000		$749,000	(A)	$8,383,000
Allowance for sales returns	5,269,000	31,994,000		31,952,000	(B)	5,311,000
Allowance for cash discounts	1,508,000	14,602,000		14,643,000	(C)	1,467,000
Inventory valuation allowances	14,902,000	9,806,000		15,796,000	(D)	8,912,000

	$28,545,000	$58,668,000		$63,140,000		$24,073,000

Fiscal year ended December 29, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$6,324,000	$2,169,000		$1,627,000	(A)	$6,866,000
Allowance for sales returns	5,322,000	30,363,000		30,416,000	(B)	5,269,000
Allowance for cash discounts	1,674,000	14,955,000		15,121,000	(C)	1,508,000
Inventory valuation allowances	10,458,000	6,831,000		2,387,000	(D)	14,902,000

	$23,778,000	$54,318,000		$49,551,000		$28,545,000

Fiscal year ended December 30, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$4,656,000	$3,106,000		$1,438,000	(A)	$6,324,000
Allowance for sales returns	2,540,000	29,675,000		26,893,000	(B)	5,322,000
Allowance for cash discounts	1,533,000	14,920,000		14,779,000	(C)	1,674,000
Inventory valuation allowances	6,456,000	9,954,000		5,952,000	(D)	10,458,000

	$15,185,000	$57,655,000		$49,062,000		$23,778,000

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

4.1
The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.22. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.2
Credit Agreement dated as of July 22, 2005, among Wolverine World Wide, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, Harris, N.A., as Syndication Agent, Comerica Bank, Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, and certain other Banks that are parties to the Credit Agreement. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.*

10.2	Amended and Restated 1995 Stock Incentive Plan.*

10.3	Amended and Restated 1997 Stock Incentive Plan.*

10.4	Amended and Restated Stock Incentive Plan of 1999.*

10.5	Amended and Restated Stock Incentive Plan of 2001.*

10.6	Amended and Restated Stock Incentive Plan of 2003.*

10.7	Amended and Restated Stock Incentive Plan of 2005.*

10.8	Amended and Restated Directors’ Stock Option Plan.*

10.9
Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).*

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).*

10.12
Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

ii

Exhibit
Number	Document

10.13
Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.

10.14
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.15
Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16
Employees’ Pension Plan (Restated as amended through November 30, 2007).* Previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.17	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.18
Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.19
Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.18 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.20	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

10.21	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.22
Form of Non-Qualified Stock Option Agreement for Stephen L. Gulis, Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

10.23
Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.22 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.24	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2006. Here incorporated by reference.

10.25
Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.26	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.*

10.27	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.*

10.28	Form of Performance Share Award Agreement.*

10.29
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

 iii

Exhibit
Number	Document

10.30	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.*

10.31
409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.31.

10.32	Form of 409A Supplemental Retirement Plan Participation Agreement with Mr. Krueger.*

10.33	Outside Directors Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.34
Separation and Release Agreement between Wolverine World Wide, Inc. and Cheryl L. Johnson.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or arrangement.

 iv