Form 10-Q
period 2009-03-28
WOLVERINE WORLD WIDE INC /DE/
filed 2009-05-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-06024
WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1185150

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9341 Courtland Drive, Rockford, Michigan	49351

(Address of Principal Executive Offices)	(Zip Code)
(616) 866-5500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
There were 62,364,067 shares of Common Stock, $1 par value, outstanding as of May 1, 2009, of which 13,184,723 shares are held as Treasury Stock.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about, among other things, the footwear business, worldwide economics and the Company itself. Forward-looking statements include, without limitation, those related to:
•	future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits;
•	expected economic returns;
•	projected 2009 operating results, restructuring charges and dividend rates;
•	future share repurchase activity;
•	the effect of new accounting rules and guidance;
•	future strength of the Company;
•	future brand positioning;
•	seasonal sales patterns and capital requirements;
•	ability to arrange adequate alternative sources of supply;
•	the outcome of litigation;
•	achievement of the Company vision;
•	future pension expenses, contributions and costs;
•	future marketing investments;
•	the ability to successfully extend into new lines or categories of products, including the extension into Merrell® Apparel;
•	the ability to integrate the acquired Chaco® Footwear and CusheTM Footwear businesses, or any future acquisitions;
•	future growth or success in specific countries, categories or market sectors;
•	the strengthening of the U.S. dollar against the British pound, euro and Canadian dollar;
•	liquidity;
•	capital resources; and
•	market risk.
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
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased costs of future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;
•	foreign currency fluctuation in valuations compared to the U.S. dollar;
•	changes in monetary controls and valuations of the Chinese yuan and the relative value to the U.S. dollar;
•	the risk of doing business in developing countries and economically volatile areas;
•	the cost and availability of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	bankruptcies of significant vendors or customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of the global credit crisis on the Company’s suppliers, distributor and customers;

•	the success of new business initiatives, including apparel initiatives;
•	changes in business strategy or development plans;
•	integration of operations of newly acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear markets;
•	service interruptions at shipping and receiving ports;
•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s 2009 restructuring plan;
•	the Company’s ability to meet at-once orders;
•	changes in government and regulatory policies;
•	retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism, the war in the Middle East, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Investors should review the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of dollars)

	March 28,	January 3,	March 22,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,830	$89,502	$47,484
Accounts receivable, less allowances
March 28, 2009 – $17,183
January 3, 2009 – $15,161
March 22, 2008 – $15,476	198,465	167,949	223,323
Inventories:
Finished products	198,137	177,801	168,811
Raw materials and work in process	19,482	18,976	19,434

	217,619	196,777	188,245
Deferred income taxes	8,058	8,127	10,797
Prepaid expenses and other current assets	14,211	11,487	13,253

TOTAL CURRENT ASSETS	495,183	473,842	483,102

PROPERTY, PLANT AND EQUIPMENT
Gross cost	301,356	298,438	292,041
Less accumulated depreciation	221,065	212,681	206,802

	80,291	85,757	85,239
OTHER ASSETS
Goodwill and other non-amortizable intangibles	52,627	41,567	48,233
Cash surrender value of life insurance	36,727	35,531	33,135
Pension assets	—	—	19,931
Other	27,506	28,083	8,533

	116,860	105,181	109,832

TOTAL ASSETS	$692,334	$664,780	$678,173

See Notes to Consolidated Condensed Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of dollars, except share data)

	March 28,	January 3,	March 22,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$28,355	$45,320	$45,361
Accrued salaries and wages	13,950	22,702	13,136
Accrued pension liabilities	2,769	28,144	1,828
Restructuring reserve	5,649	—	—
Other accrued liabilities	47,454	35,658	57,107
Current maturities of long-term debt	483	5	10,731
Revolving credit agreement	93,000	59,500	60,066

TOTAL CURRENT LIABILITIES	191,660	191,329	188,229

Long-term debt (less current maturities)	959	—	—
Deferred compensation	8,295	7,714	9,287
Accrued pension liabilities	61,331	34,777	24,170
Other non-current liabilities	2,035	1,038	1,134

STOCKHOLDERS’ EQUITY
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
March 28, 2009 – 62,331,179 shares
January 3, 2009 – 61,655,814 shares
March 22, 2008 – 61,390,579 shares	62,331	61,656	61,391
Additional paid-in capital	65,854	64,696	52,549
Retained earnings	671,183	666,027	610,025
Accumulated other comprehensive income (loss)	(45,609)	(42,834)	24,291
Cost of shares in treasury:
March 28, 2009 – 13,184,610 shares
January 3, 2009 – 12,748,721 shares
March 22, 2008 – 11,709,112 shares	(325,705)	(319,623)	(292,903)

TOTAL STOCKHOLDERS’ EQUITY	428,054	429,922	455,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$692,334	$664,780	$678,173

See Notes to Consolidated Condensed Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of dollars, except share data)
(Unaudited)

	12 Weeks Ended
	March 28,	March 22,
	2009	2008

Revenue	$255,324	$288,238
Cost of products sold	150,061	166,677
Restructuring and other transition costs	2,320	—

GROSS PROFIT	102,943	121,561

Selling, general and administrative expenses	75,320	85,292
Restructuring and other transition costs	12,138	—

Operating expenses	87,458	85,292

OPERATING PROFIT	15,485	36,269

Other expenses (income):
Interest expense	221	486
Interest income	(132)	(423)
Other (income) expense	(108)	567

	(19)	630

EARNINGS BEFORE INCOME TAXES	15,504	35,639
Income taxes	5,009	11,938

NET EARNINGS	$10,495	$23,701

Net earnings per share:
Basic	$0.21	$0.47
Diluted	$0.21	$0.46

Cash dividends per share	$0.11	$0.11
See Notes to Consolidated Condensed Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	12 Weeks Ended
	March 28,	March 22,
	2009	2008

OPERATING ACTIVITIES
Net earnings	$10,495	$23,701
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	3,961	4,214
Amortization	321	412
Deferred income taxes	555	240
Stock-based compensation expense	1,548	1,957
Excess tax benefits from stock-based compensation	394	(751)
Pension	1,179	(1,865)
Restructuring and other transition costs	14,458	—
Cash payments relating to restructuring	(4,212)	—
Other	651	3,952
Changes in operating assets and liabilities:
Accounts receivable	(29,556)	(43,310)
Inventories	(19,753)	(22,296)
Other assets	(2,754)	(1,410)
Accounts payable and other liabilities	(18,366)	1,346

Net cash used in operating activities	(41,079)	(33,810)

INVESTING ACTIVITIES
Business acquisitions	(7,954)	—
Additions to property, plant and equipment	(2,890)	(4,218)
Other	(516)	(1,288)

Net cash used in investing activities	(11,360)	(5,506)

FINANCING ACTIVITIES
Net borrowings under revolver	33,500	60,107
Payments of capital lease obligations	(2)	(4)
Cash dividends paid	(5,366)	(4,590)
Purchase of common stock for treasury	(6,195)	(48,888)
Proceeds from shares issued under stock incentive plans	492	1,940
Excess tax benefits from stock-based compensation	(394)	751

Net cash provided by financing activities	22,035	9,316
Effect of foreign exchange rate changes	(2,268)	1,397

DECREASE IN CASH AND CASH EQUIVALENTS	(32,672)	(28,603)
Cash and cash equivalents at beginning of the period	89,502	76,087

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$56,830	$47,484

See Notes to Consolidated Condensed Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 28, 2009 and March 22, 2008
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Stanley® Footgear, and Wolverine®. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its brands and branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
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
COST OF PRODUCTS SOLD
Cost of products sold for the Company’s operations include the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
SEASONALITY
The Company’s business is subject to seasonal influences and the Company’s fiscal year has twelve weeks in each of the first three quarters and sixteen or seventeen weeks in the fourth quarter. Both factors can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in previous years.
RECLASSIFICATIONS
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (thousands of dollars, except share data):

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Numerator:
Net earnings	$10,495	$23,701
Adjustment for earnings allocated to nonvested restricted common stock	(145)	(275)

Net earnings used in calculating basic earnings per share	10,350	23,426
Adjustment for earnings reallocated to nonvested restricted common stock	—	5

Net earnings used in calculating diluted earnings per share	$10,350	$23,431

Denominator:
Weighted average shares outstanding	48,916,334	50,367,721
Adjustment for nonvested restricted common stock	(677,035)	(585,001)

Shares used in calculating basic earnings per share	48,239,299	49,782,720
Effect of dilutive stock options	466,054	1,287,644

Shares used in calculating diluted earnings per share	48,705,353	51,070,364

Options to purchase 1,532,644 shares of common stock at March 28, 2009 and 1,015,579 shares at March 22, 2008 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.
Effective January 4, 2009, the Company implemented the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 reduced basic net earnings per share by $0.01 for the twelve weeks ended March 28, 2009 and March 22, 2008, and had no impact on diluted net earnings per share for the twelve weeks ended March 28, 2009 and March 22, 2008.
3. Goodwill and Other Non-Amortizable Intangibles
The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):

	Goodwill	Trademarks	Total
Balance at March 22, 2008	$39,297	$8,936	$48,233
Intangibles acquired	—	321	321
Foreign currency translation effects	(6,987)	—	(6,987)

Balance at January 3, 2009	32,310	9,257	41,567
Intangibles acquired	4,862	6,440	11,302
Foreign currency translation effects	(242)	—	(242)

Balance at March 28, 2009	$36,930	$15,697	$52,627

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
The purchase price allocations related to the acquisitions of the CusheTM and Chaco® brands are preliminary. See Note 11 for further discussion.
4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):

	March 28,	January 3,	March 22,
	2009	2009	2008
Foreign currency translation adjustments	$(4,184)	$(872)	$35,986
Foreign currency cash flow hedge adjustments, net of taxes	4,460	3,923	(585)
Pension adjustments, net of taxes	(45,885)	(45,885)	(11,110)

Accumulated other comprehensive income (loss)	$(45,609)	$(42,834)	$24,291

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Net earnings	$10,495	$23,701
Other comprehensive income:
Foreign currency translation adjustments	(3,312)	552
Change in fair value of foreign currency cash flow hedges, net of taxes	537	1,471

Comprehensive income	$7,720	$25,724

5. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel, and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, and apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear and apparel to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The business units comprising the branded footwear, apparel, and licensing segment manufacture or source, market, and distribute products in a similar manner. Branded footwear, apparel, and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.
The other business units in the following tables consist of the Company’s retail, leathers, and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar. The Company operated 92 retail stores and 22 consumer-direct internet sites at March 28, 2009 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel, and licensing segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
Business segment information is as follows (thousands of dollars):

	Branded
	Footwear,
	Apparel and	Other
	Licensing	Businesses	Corporate	Consolidated
	12 Weeks Ended March 28, 2009
Revenue	$235,084	$20,240	$—	$255,324
Intersegment revenue	11,363	1,136	—	12,499
Earnings (loss) before income taxes	29,400	(8,838)	(5,059)	15,504
Total assets	541,978	51,046	99,310	692,334

	12 Weeks Ended March 22, 2008
Revenue	$267,249	$20,989	$—	$288,238
Intersegment revenue	12,151	1,140	—	13,291
Earnings (loss) before income taxes	41,066	(887)	(4,540)	35,639
Total assets	510,379	53,323	114,471	678,173
6. Financial Instruments and Risk Management
The Company follows SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which, among other things, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of March 28, 2009 and March 22, 2008, an asset of $1,724,000 and a liability of $708,000, respectively, had been recognized for the fair value of the Company’s foreign exchange contracts and are classified as other accrued liabilities on the consolidated condensed balance sheets. In accordance with SFAS No. 157, the asset and liability fall within Level 2 of the fair value hierarchy. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 28, 2009.
Effective January 4, 2009, the Company adopted the provision of FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective January 4, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, which is intended to improve transparency in financial reporting. Therefore, the Company enhanced its disclosures of derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.
The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by its non-U.S. wholesale operations in the normal course of business. At March 28, 2009 and March 22, 2008, foreign exchange contracts with a notional value of $50,828,000 and $51,725,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 280 days. These contracts have been designated as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended March 28, 2009 and March 22, 2008. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the quarters ended March 28, 2009 and March 22, 2008, the Company recognized a gain of $2,834,000 and a loss of $851,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the quarters ended March 28, 2009 and March 22, 2008, the Company reclassified a gain of $1,245,000 and a loss of $885,000, respectively, from accumulated other comprehensive income (loss) into cost of products sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
The Company’s other financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at March 28, 2009. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for debt. The Company does not hold or issue financial instruments for trading purposes.
The Company does not generally require collateral or other security on trade accounts and notes receivable.
7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $1,548,000 and related income tax benefits of $369,000 for awards under its stock-based compensation plans in the consolidated condensed statement of operations for the 12 weeks ended March 28, 2009. For the 12 weeks ended March 22, 2008, the Company recognized compensation costs of $1,957,000 and related income tax benefits of $400,000 for awards under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 28, 2009 and March 22, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 28, 2009 and March 22, 2008 was $4.27 and $5.60 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Expected market price volatility (1)	34.6%	28.6%
Risk-free interest rate (2)	1.6%	2.4%
Dividend yield (3)	1.8%	1.6%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 695,869 shares of common stock during the 12 weeks ended March 28, 2009 for stock options exercised and restricted stock grants. During the 12 weeks ended March 28, 2009, the Company cancelled 3,984 shares of common stock for restricted stock awards as a result of forfeitures.
8. Pension Expense
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows (thousands of dollars):

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Service cost pertaining to benefits earned during the period	$(1,078)	$(1,122)
Interest cost on projected benefit obligations	(2,838)	(2,634)
Expected return on pension assets	2,518	3,212
Net amortization loss	(2,214)	(916)

Net pension cost	$(3,612)	$(1,460)

9. Litigation and Contingencies
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties, and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company’s management that these items will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
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
The Company has future minimum royalty and other obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows (thousands of dollars):

	2009	2010	2011	2012	2013	Thereafter
Minimum royalties	$1,328	$1,544	$1,772	$1,825	$1,880	$3,832
Minimum advertising	2,121	2,208	2,275	2,343	2,413	1,125
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels and are not included in the above table. In accordance with these agreements, the Company incurred royalty expense of $588,000 and $685,000 for the twelve weeks ended March 28, 2009 and March 22, 2008, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $557,000 and $706,000 for the twelve weeks ended March 28, 2009 and March 22, 2008, respectively.
10. Restructuring and Other Transition Costs
On January 8, 2009 the Company announced a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. The Company plans to consolidate key manufacturing, distribution and global operations functions. The costs to implement these programs are expected to be incurred throughout 2009 and are estimated to range from $31,000,000 to $36,000,000. These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred restructuring and other transition costs of $14,458,000 ($9,788,000 on an after-tax basis), or $0.20 per diluted share, in the first quarter of 2009.
The following is a summary of the restructuring and other transition costs recorded in the first quarter of 2009 (thousands of dollars):

12 Weeks Ended
March 28, 2009
Restructuring	$14,045
Other transition costs	413

Total restructuring and other transition costs	$14,458

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
Restructuring
The Company incurred restructuring charges of $14,045,000 ($9,508,000 on an after-tax basis), or $0.20 per diluted share, in the first quarter of 2009.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs (thousands of dollars):

		Non-cash
	Severance and	charges related		Consulting and
	employee related	to property and equipment	Facility exit costs	other restructuring	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Charges incurred	8,853	4,570	530	92	14,045
Amounts paid or utilized	(3,757)	(4,570)	—	(69)	(8,396)

Balance at March 28, 2009	$5,096	$—	$530	$23	$5,649

Other Transition Costs
Incremental costs incurred related to the restructuring initiative that do not qualify as restructuring costs under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) have been included in the Company’s condensed consolidated statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to inventory markdowns resulting from closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring initiative and do not include ongoing business operating costs. Other transition costs for the quarter ended March 28, 2009, were $413,000 ($280,000 on an after-tax basis).
11. Business Acquisitions
On January 8, 2009 the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of cash of $1,439,000, a $1,439,000 note payable over three years and contingent consideration of $941,000, resulting in goodwill and intangibles recorded at March 28, 2009 of $3,819,000, pending allocation of purchase price to assets acquired and liabilities assumed.
On January 22, 2009, the Company acquired the Chaco® footwear brand. Assets preliminarily valued at $3,894,000, consisting primarily of accounts receivable and inventory, were acquired for cash of $6,910,000 and the assumption of operating liabilities preliminarily valued at $4,547,000, resulting in goodwill and intangibles recorded at March 28, 2009 of $7,563,000.
Using the purchase method of accounting, the purchase price in each of these acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective date of the acquisition. The excess purchase price over the assets and liabilities is recorded as goodwill. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Any change in the estimated fair value of the net assets of the acquired brands will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. Both of the brands have been consolidated into the Company’s results of operations since their respective acquisition dates.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 28, 2009 and March 22, 2008
12. New Accounting Standards
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the additional disclosure under FSP SFAS No. 132(R)-1 is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) continues to evolve from a leading global marketer of branded footwear into a multi-brand global marketer of footwear, apparel and accessories. The Company’s business strategy is to market a portfolio of lifestyle brands that will: “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company intends to pursue this strategy by offering innovative products and compelling brand propositions, delivering supply chain excellence and operating efficiency, complementing its footwear brands with strong apparel and accessories offerings and building a more substantial global consumer-direct footprint.
The Company expects that 2009 will continue to be a difficult economic environment, with unpredictable consumer spending. Furthermore, the Company is projecting that the U.S. dollar will moderately strengthen against the British pound, euro and Canadian dollar in 2009 versus current exchange rates, and that average rates for 2009 will reflect a significant strengthening of the U.S. dollar versus 2008. In light of the current challenging economic conditions, the Company is taking actions through its strategic restructuring plan, its recent acquisitions and a thorough examination of all sources of profit growth. While 2009 will likely present challenges, the Company has planned for tough market conditions and believes that it has taken appropriate measures to combat global uncertainty. The Company remains focused on building dominant global lifestyle brands that have a competitive advantage, even in a challenging worldwide economy.
FINANCIAL HIGHLIGHTS
The following represents selected financial performance measures for the first quarter of 2009:
•
Revenue for the first quarter of 2009 was $255.3 million, an 11.4% decrease over first quarter 2008 revenue of $288.2 million, with the substantial strengthening of the U.S. dollar contributing to more than half of the revenue decline.

•
Diluted earnings per share for the first quarter of 2009 were $0.21 per share compared to $0.46 per share for the same quarter in the prior year, with non-recurring restructuring and other transition costs reducing earnings by $0.20 per share.

•	Accounts receivable decreased 11.1% in the first quarter of 2009 compared to the first quarter of 2008 on an 11.4% decrease in revenue.
•
Inventory increased 15.6% in the first quarter of 2009 compared to the first quarter of 2008, driven by increases in product and freight costs, the strategic pre-buy of core products prior to anticipated cost increases, additional inventory from newly-acquired brands and build up of buffer inventory in the Wolverine Leathers business prior to the closure of the Company’s tannery operations in April 2009.

•	The Company ended the first quarter of 2009 with $56.8 million of cash on hand and interest- bearing debt of $94.4 million.
•	During the first quarter of 2009, the Company repurchased 406,200 shares of its common stock at an average cost of $13.77 per share.
•	The Company declared a quarterly cash dividend of $0.11 per share in the first quarter of 2009, payable May 1, 2009 to stockholders of record on April 1, 2009.

RECENT DEVELOPMENTS
Strategic Restructuring Plan
On January 8, 2009, the Company announced a strategic restructuring plan. This plan will allow the Company to create significant operating efficiencies, improve its supply chain, and create a stronger global brand platform.
The Company incurred non-recurring restructuring and other transition costs of approximately $14.5 million, or $0.20 per diluted share, in the first quarter of 2009.
The total implementation costs to achieve the goals of the restructuring plan are estimated in the range of $31.0 million to $36.0 million. Approximately $9.0 million to $10.0 million of this estimate represents non-cash charges. Continuing annualized pretax benefits, once all initiatives are fully implemented, are estimated to be $17.0 million to $19.0 million. The strategic restructuring plan is expected to be completed by the end of 2009.
CusheTM Footwear Brand
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand, an acquisition that is expected to leverage the strength of the Company’s business model and operating infrastructure. CusheTM is reported as part of The Hush Puppies Company.
Chaco® Footwear Brand
On January 22, 2009, the Company announced the acquisition of Chaco®, a performance outdoor footwear brand with a unique heritage and strong consumer following. This acquisition represents an excellent opportunity for the Company to leverage its world-class sourcing and logistics infrastructure, building upon Chaco®’s leadership in the U.S. market while expanding its business internationally. Chaco® is reported as part of the Outdoor Group.

The following is a discussion of the Company’s results of operations and liquidity and capital resources for the first quarter of 2009. This section should be read in conjunction with the consolidated condensed financial statements and related notes.
RESULTS OF OPERATIONS — FIRST QUARTER 2009 COMPARED TO FIRST QUARTER 2008
FINANCIAL SUMMARY — FIRST QUARTER 2009 VERSUS FIRST QUARTER 2008

	2009		2008		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$235.1	92.1%	$267.2	92.7%	$(32.1)	(12.0%)
Other business units	20.2	7.9%	21.0	7.3%	(0.8)	(3.6%)

Total Revenue	$255.3	100.0%	$288.2	100.0%	$(32.9)	(11.4%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$97.9	41.6%	$114.3	42.8%	$(16.4)	(14.3%)
Other business units	5.0	24.9%	7.3	34.7%	(2.3)	(30.8%)

Total Gross Profit	$102.9	40.3%	$121.6	42.2%	$(18.7)	(15.3%)

Selling, General and Administrative expenses	$75.3	29.5%	$85.3	29.6%	$(10.0)	(11.7%)
Restructuring and other transition costs	12.1	4.8%	—	0.0%	12.1	100%

Operating Expenses	$87.4	34.3%	$85.3	29.6%	$2.1	2.5%

Interest expense — net	$0.1	0.0%	$0.1	0.0%	$—	41.3%
Other (income) expense — net	(0.1)	(0.0%)	0.6	0.2%	(0.7)	(119.0%)
Earnings before income taxes	$15.5	6.1%	$35.6	12.4%	$(20.1)	(56.5%)

Net Earnings	$10.5	4.1%	$23.7	8.2%	$(13.2)	(55.7%)

Diluted earnings per share	$0.21	—	$0.46	—	$(0.25)	(54.3%)
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units, consisting of the Outdoor Group (consisting of the Merrell®, Chaco® and Patagonia® Footwear brands), the Wolverine Footwear Group (consisting of the Wolverine®, HyTest®, Bates® and Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (consisting of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands) and The Hush Puppies Company (consisting of the Hush Puppies® and CusheTM brands). The Company’s other business units, which do not collectively comprise a second reportable segment, consist of Wolverine Retail and Wolverine Leathers (comprised of the leathers and procurement operations). The following is supplemental information on total revenue:
TOTAL REVENUE — FIRST QUARTER

	2009		2008		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$98.1	38.4%	$107.4	37.3%	$(9.3)	(8.7%)
Wolverine Footwear Group	53.4	20.9%	57.4	19.9%	(4.0)	(7.0%)
Heritage Brands Group	46.2	18.1%	57.4	19.9%	(11.2)	(19.5%)
The Hush Puppies Company	34.7	13.6%	42.0	14.5%	(7.3)	(17.2%)
Other	2.7	1.0%	3.0	1.1%	(0.3)	(12.9%)

Total branded footwear, apparel and licensing revenue	$235.1	92.1%	$267.2	92.7%	$(32.1)	(12.0%)
Other business units	20.2	7.9%	21.0	7.3%	(0.8)	(3.6%)

Total Revenue	$255.3	100.0%	$288.2	100.0%	$(32.9)	(11.4%)

REVENUE
Revenue for the first quarter of 2009 decreased $32.9 million from the first quarter of 2008 to $255.3 million. The impact of translating foreign denominated revenue to U.S. dollars decreased revenue by $18.0 million as a result of the substantial strengthening of the U.S. dollar against the British pound, euro and Canadian dollar since the first quarter of 2008. Declines in unit volume, partially offset by price increases in selected brands, for the branded footwear, apparel and licensing operations, as discussed below, caused revenue to decrease $14.1 million. Revenue from the other business units decreased $0.8 million, driven primarily by negative same store sales growth from retail operations. International revenue represented 38.0% of total revenue in the first quarter of 2009 compared to 40.9% in the first quarter of 2008, with the decline resulting primarily from the stronger U.S. dollar.
The Outdoor Group generated revenue of $98.1 million for the first quarter of 2009, a $9.3 million decrease from the first quarter of 2008. The Merrell® brand’s revenue in the first quarter of 2009 declined at a rate in the mid teens compared to the first quarter of 2008, primarily as a result of the strengthening of the U.S. dollar and soft retail conditions in many of the brand’s major markets. Patagonia® Footwear’s revenue declined at a mid single-digit rate in the first quarter of 2009 compared to the first quarter of 2008, due primarily to the impact of foreign exchange rate changes. Revenue from the newly-acquired Chaco® brand partially offset these revenue declines with its contribution to the group’s revenue for the first quarter of 2009.
The Wolverine Footwear Group recorded $53.4 million in revenue for the first quarter of 2009, a $4.0 million decrease from the first quarter of 2008. The Wolverine® brand grew revenue at a low single-digit rate over the prior year, despite the challenging retail environment, due primarily to the success of the Contour WeltTM collection in the U.S. market. Revenue from the Bates® military and civilian uniform footwear business in the first quarter of 2009 declined from the first quarter of 2008 at a rate in the mid teens as a result of the planned reduction in contracts with the U.S. Department of Defense, as well as timing of U.S. Department of Defense contract shipments compared to the first quarter of 2008. HyTest®’s revenue for the first quarter of 2009 declined at a mid single-digit rate from the first quarter of 2008 due to negative economic conditions and related workforce reductions, resulting in decreased demand for safety footwear products.
The Heritage Brands Group had revenue of $46.2 million in the first quarter of 2009, an $11.2 million decrease compared to the first quarter of 2008. Cat® Footwear’s revenue in the first quarter of 2009 decreased at a rate in the high teens versus the prior year, reflecting the impact of the stronger U.S. dollar on the reported results of the brand’s extensive international operations. Harley-Davidson® Footwear’s revenue declined in the first quarter of 2009 at a rate in the mid teens compared to the first quarter of 2008 as a result of the weak retail environment and the continued impact of the modification of the brand’s distribution strategy in the U.S. market that started in 2008. The Sebago® brand’s revenue decreased at a rate in the mid twenties in the first quarter of 2009 compared to the prior year due primarily to the tough economic conditions and resulting reductions in consumer spending.
The Hush Puppies Company recorded revenue of $34.7 million in the first quarter of 2009, a $7.3 million decrease from the first quarter of 2008. Hush Puppies® revenue in the first quarter of 2009 decreased at a rate in the high teens from the first quarter of 2008 as growth in the international licensing business and Canada was more than offset by declines in the United States and Europe. These decreases were primarily attributable to bankruptcies and consolidations of key retailers caused by weaker consumer spending, as well as the strengthening of the U.S. dollar compared to the first quarter of 2008. Revenue generated by the newly-acquired CusheTM brand partially offset these revenue declines with its contribution to the group’s revenue for the first quarter of 2009.
Within the Company’s other business units, Wolverine Retail’s revenue decreased in the first quarter of 2009 at a low single-digit rate compared to the first quarter of 2008 as a result of weakened economic conditions and reduced consumer spending. Wolverine Retail operated 92 retail stores worldwide at the end of the first quarter of 2009 compared to 91 at the end of the first quarter of 2008. Revenue from the Wolverine Leathers operation decreased at a low single-digit rate in the first quarter of 2009 compared to the first quarter of 2008.
GROSS MARGIN
The gross margin for the first quarter of 2009 of 40.3% was 190 basis points lower than the first quarter of 2008. Non-recurring restructuring and other transition costs of $2.3 million included in cost of products sold in the first quarter of 2009 drove 90 basis points of the decrease, with the remainder of the decrease driven by expected increases in product and freight costs during the quarter.

OPERATING EXPENSES
Operating expenses of $87.4 million for the first quarter of 2009 increased $2.1 million from $85.3 million for the first quarter of 2008. Non-recurring restructuring and other transition costs contributed $12.1 million to the increase, and increased pension expense contributed $2.2 million. These increases were offset by significant decreases in certain operating expenses that vary with revenue, such as selling and distribution costs, as well as lower general and administrative costs as a result of the Company’s restructuring and cost-savings initiatives.
INTEREST, OTHER AND TAXES
The increase in net interest expense reflected increased borrowings to fund working capital needs during the quarter.
The change in other (income) expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first quarter of 2009 was 32.3% compared to 33.5% for the first quarter of 2008. The reduced rate reflects a higher portion of earnings from lower-taxed foreign jurisdictions and the extension of the Federal research and development tax credit by the U.S. Congress in the fourth quarter of 2008.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $10.5 million for the first quarter of 2009 compared to $23.7 million in the first quarter of 2008, a decrease of $13.2 million.
Basic net earnings per share decreased 55.3% in the first quarter of 2009 to $0.21 from $0.47 in the first quarter of 2008, and diluted net earnings per share decreased 54.3% in the first quarter of 2009 to $0.21 from $0.46 in the first quarter of 2008. Partially offsetting the decrease attributable to lower net earnings are fewer average shares outstanding in the first quarter of 2009 compared to the first quarter of 2008 as a result of repurchases of the Company’s common stock.
LIQUIDITY AND CAPITAL RESOURCES

				Change from
	March 28,	January 3,	March 22,	January 3,	March 22,
(Millions of dollars)	2009	2009	2008	2009	2008
Cash and cash equivalents	$56.8	$89.5	$47.5	$(32.7)	$9.3
Accounts receivable	198.5	167.9	223.3	30.6	(24.8)
Inventories	217.6	196.8	188.2	20.8	29.4
Accounts payable	28.4	45.3	45.4	(16.9)	(17.0)
Accrued salaries and wages	14.0	22.7	13.1	(8.7)	0.9
Accrued pension liabilities	2.8	28.1	1.8	(25.3)	1.0
Restructuring reserve	5.6	—	—	5.6	5.6
Other accrued liabilities	47.5	35.7	55.3	11.8	(7.8)
Debt	94.4	59.5	70.8	34.9	23.6

Cash used in operating activities	$(41.0)		$(33.8)		$(7.2)
Additions to property, plant and equipment	2.9		4.2		(1.3)
Depreciation and amortization	4.3		4.6		(0.3)
Cash of $70.4 million was used to fund working capital investments in the first quarter of 2009 compared to $65.7 million used in the first quarter of 2008. Accounts receivable decreased 11.1% compared to the first quarter of 2008 on an 11.4% decrease in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 28, 2009. Inventory levels increased 15.6% from the same quarter last year. The increase in inventory levels was primarily driven by higher product costs, the strategic decision to make pre-buys of core product prior to anticipated factory cost increases, additional inventory from newly-acquired brands and a build of buffer inventory in the Wolverine Leathers business prior to the closure of the Company’s tannery operations in April 2009.
The decrease in accounts payable in the first quarter of 2009 compared to the first quarter of 2008 was primarily attributable to decreases in inventory purchases from contract suppliers as a result of the inventory pre-buys in the fourth quarter of 2008. The decrease in other accrued liabilities was due primarily to reduced taxes payable as a result of lower earnings in the first quarter of 2009 compared to first quarter 2008.

The restructuring reserve was established in the first quarter of 2009 in connection with the strategic restructuring initiative implemented by the Company in January 2009. The restructuring reserve recorded at March 28, 2009 related primarily to severance and employee-related costs.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The revolving credit facility is used to support working capital requirements and other business needs. The amounts outstanding under the revolving credit facility were $93.0 million and $60.1 million at March 28, 2009 and March 22, 2008, respectively. The Company considers these balances to be short-term in nature. The Company was in compliance with all debt covenant requirements at March 28, 2009 and March 22, 2008. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The increase in debt at March 28, 2009 as compared to March 22, 2008 was primarily due to the funding of the acquisitions of the Chaco® and CusheTM brands, the inventory pre-buy and the repurchase of the Company’s stock over the past twelve months. The Company had commercial letter-of-credit facilities outstanding of $1.1 million and $1.0 million at March 28, 2009 and March 22, 2008, respectively. The total debt to total capital ratio for the Company was 18.1% at the end of the first quarter of 2009, 13.5% at the end of the first quarter of 2008 and 12.2% for the fiscal year ended January 3, 2009.
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 406,200 shares at an average price of $13.77 per share during the first quarter of 2009 under the program. As of March 28, 2009, the Company was authorized to repurchase an additional 199,996 shares under the April 19, 2007 program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.
The Company declared dividends of $5.3 million in the first quarter of 2009, or $0.11 per share. This is comparable to the $0.11 per share declared in the first quarter of 2008. The quarterly dividend is payable on May 1, 2009 to stockholders of record on April 1, 2009.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ from these estimates under different assumptions or conditions.
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Management believes there have been no changes in those critical accounting policies.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 3, 2009 is incorporated herein by reference.
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities, and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Quarterly Report on Form 10-Q, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada, where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At March 28, 2009 and March 22, 2008, the Company had outstanding forward currency exchange contracts to purchase $50.8 million and $51.7 million, respectively, of U.S. dollars with maturities ranging up to 280 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended March 28, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $3.3 million. For the quarter ended March 22, 2008, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $0.6 million. These changes resulted in cumulative foreign currency translation adjustments at March 28, 2009 and March 22, 2008 of $4.2 million and $36.0 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that was amortized over the term of the senior notes. These notes were fully repaid during 2008 and, as such, there was no remaining unamortized balance at March 28, 2009. The amortization of the prepayment created an effective interest rate of 6.78% on the senior notes.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number
			of	Maximum
			Shares	Number
			Purchased	of Shares that
			as Part of	May
	Total		Publicly	Yet Be Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or
Period	Purchased	per Share	Programs	Programs
Period 1 (January 4, 2009 to January 31, 2009)
Common Stock Repurchase Program(1)	—	$—	—	606,196
Employee Transactions(2)	5,981	20.11	—	—
Period 2 (February 1, 2009 to February 28, 2009)
Common Stock Repurchase Program(1)	—	—	—	606,196
Employee Transactions(2)	46,649	16.43	—	—
Period 3 (March 1, 2009 to March 28, 2009)
Common Stock Repurchase Program(1)	406,200	13.77	406,200	199,996
Employee Transactions(2)	—	—	—	—
Total for Quarter ended March 28, 2009
Common Stock Repurchase Program(1)	406,200	$13.77	406,200	199,996
Employee Transactions(2)	52,630	16.85	—	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorized the repurchase of 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program. All shares repurchased during the period covered by this Quarterly Report on Form 10-Q were purchased under publicly announced programs.

(2)
Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 6. Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
May 7, 2009 Date	/s/ Blake W. Krueger Blake W. Krueger
Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

May 7, 2009 Date	/s/ Donald T. Grimes Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.