Form 10-Q
period 2009-06-20
WOLVERINE WORLD WIDE INC /DE/
filed 2009-07-30
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 20, 2009
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
There were 62,452,892 shares of Common Stock, $1 par value, outstanding as of July 24, 2009, of which 13,163,074 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about, among other things, the footwear business, worldwide economics and Wolverine World Wide, Inc. (the “Company”) itself. Forward-looking statements include, without limitation, those related to:
•	future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits;
•	expected economic returns;
•	projected 2009 operating results, restructuring and other transition costs and dividend rates;
•	future share repurchase activity;
•	the effect of new accounting rules and guidance;
•	future brand positioning;
•	seasonal sales patterns and capital requirements;
•	ability to arrange adequate alternative sources of supply;
•	the outcome of litigation;
•	achievement of the Company vision;
•	future pension expenses, contributions and costs;
•	future marketing investments;
•	the ability to successfully extend into new lines or categories of products, including the extension into Merrell® Apparel;
•	the ability to integrate acquired brands or businesses, including the acquired Chaco® Footwear and CusheTM Footwear businesses;
•	future growth or success in specific countries, categories or market sectors;
•	foreign exchange fluctuations, including volatility of the U.S. dollar versus the British pound, euro, Canadian dollar and other currencies;
•	liquidity;
•	capital resources; and
•	market risk.
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
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased costs of future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;
•	foreign currency fluctuation in valuations compared to the U.S. dollar;

•	changes in monetary controls and valuations of the Chinese yuan and the relative value to the U.S. dollar;
•	the risk of doing business in developing countries and economically volatile areas;
•	the cost and availability of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	bankruptcies of significant vendors or customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of credit risk on the Company’s suppliers, distributors and customers;
•	the success of new business initiatives, including apparel initiatives;
•	changes in business strategy or development plans;
•	integration of operations of newly acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear markets;
•	service interruptions at shipping and receiving ports;
•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s 2009 restructuring plan;
•	the Company’s ability to meet at-once orders;
•	changes in government and regulatory policies;
•	retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism, the war in the Middle East, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and the potential outcome described in a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Investors should review the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of dollars)

	June 20,	January 3,	June 14,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,171	$89,502	$77,923
Accounts receivable, less allowances
June 20, 2009 — $14,021
January 3, 2009 — $15,161
June 14, 2008 — $14,442	182,881	167,949	195,572
Inventories:
Finished products	169,516	177,801	157,666
Raw materials and work in process	14,145	18,976	14,065

	183,661	196,777	171,731
Deferred income taxes	10,780	8,127	10,741
Prepaid expenses and other current assets	12,473	11,487	12,647

TOTAL CURRENT ASSETS	468,966	473,842	468,614

PROPERTY, PLANT AND EQUIPMENT
Gross cost	302,348	298,438	292,977
Less accumulated depreciation	224,350	212,681	208,589

	77,998	85,757	84,388

OTHER ASSETS
Goodwill and other non-amortizable intangibles	55,755	41,567	47,858
Cash surrender value of life insurance	37,247	35,531	33,735
Pension assets	—	—	19,110
Other	27,796	28,083	9,437

	120,798	105,181	110,140

TOTAL ASSETS	$667,762	$664,780	$663,142

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of dollars, except share data)

	June 20,	January 3,	June 14,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,826	$45,320	$49,599
Accrued salaries and wages	18,558	22,702	15,825
Accrued pension liabilities	2,044	28,144	1,828
Restructuring reserve	3,115	—	—
Other accrued liabilities	61,636	35,658	57,563
Current maturities of long-term debt	549	5	10,725
Revolving credit agreement	34,800	59,500	30,500

TOTAL CURRENT LIABILITIES	151,528	191,329	166,040

Long-term debt (less current maturities)	1,094	—	—
Deferred compensation	6,108	7,714	8,023
Accrued pension liabilities	64,582	34,777	24,319
Other non-current liabilities	1,999	1,038	1,091

STOCKHOLDERS’ EQUITY
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
June 20, 2009 — 62,427,269 shares
January 3, 2009 — 61,655,814 shares
June 14, 2008 — 61,589,455 shares	62,427	61,656	61,589
Additional paid-in capital	69,037	64,696	57,619
Retained earnings	673,713	666,027	621,391
Accumulated other comprehensive income (loss)	(37,556)	(42,834)	22,133
Cost of shares in treasury:
June 20, 2009 — 13,163,074 shares
January 3, 2009 — 12,748,721 shares
June 14, 2008 — 11,916,265 shares	(325,170)	(319,623)	(299,063)

TOTAL STOCKHOLDERS’ EQUITY	442,451	429,922	463,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,762	$664,780	$663,142

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008

Revenue	$246,438	$267,362	$501,762	$555,600
Cost of products sold	153,380	164,963	303,441	331,640
Restructuring and other transition costs	1,018	—	3,338	—

GROSS PROFIT	92,040	102,399	194,983	223,960

Selling, general and administrative expenses	72,823	76,511	148,143	161,803
Restructuring and other transition costs	6,901	—	19,039	—

Operating expenses	79,724	76,511	167,182	161,803

OPERATING INCOME	12,316	25,888	27,801	62,157

Other expenses (income):
Interest expense	209	678	430	1,164
Interest income	(90)	(376)	(222)	(799)
Other (income) expense	520	312	412	879

	639	614	620	1,244

EARNINGS BEFORE INCOME TAXES	11,677	25,274	27,181	60,913
Income taxes	3,771	8,462	8,780	20,400

NET EARNINGS	$7,906	$16,812	$18,401	$40,513

Net earnings per share:
Basic	$0.16	$0.34	$0.38	$0.81
Diluted	$0.16	$0.33	$0.37	$0.79

Cash dividends per share	$0.11	$0.11	$0.22	$0.22
The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	24 Weeks Ended
	June 20,	June 14,
	2009	2008

OPERATING ACTIVITIES
Net earnings	$18,401	$40,513
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,571	8,552
Amortization	704	476
Deferred income taxes	2	100
Stock-based compensation expense	4,033	3,913
Excess tax benefits from stock-based compensation	257	(1,320)
Pension	3,705	(895)
Restructuring and other transition costs	22,378	—
Cash payments related to restructuring	(11,662)	—
Other	(9,322)	2,702
Changes in operating assets and liabilities:
Accounts receivable	(9,052)	(16,413)
Inventories	16,096	(6,010)
Other operating assets	(631)	(689)
Accounts payable and other liabilities	723	9,218

Net cash provided by operating activities	42,203	40,147

INVESTING ACTIVITIES
Business acquisitions	(7,954)	—
Additions to property, plant and equipment	(4,937)	(7,988)
Other	(1,063)	(2,766)

Net cash used in investing activities	(13,954)	(10,754)

FINANCING ACTIVITIES
Net borrowings (payments) under revolver	(24,700)	30,495
Payments of capital lease obligations	(3)	—
Cash dividends paid	(10,729)	(10,034)
Purchase of common stock for treasury	(6,195)	(54,292)
Proceeds from shares issued under stock incentive plans	1,553	4,287
Excess tax benefits from stock-based compensation	(257)	1,320

Net cash used in financing activities	(40,331)	(28,224)
Effect of foreign exchange rate changes	1,751	667

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,331)	1,836
Cash and cash equivalents at beginning of the period	89,502	76,087

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$79,171	$77,923

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 20, 2009 and June 14, 2008
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style®, Wolverine®, and through June 30, 2008, Stanley® Footgear. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its brands and branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
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
SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 30, 2009, the date the financial statements were issued.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (thousands of dollars, except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
Numerator:
Net earnings	$7,906	$16,812	$18,401	$40,513
Adjustment for earnings allocated to nonvested restricted common stock	(111)	(189)	(321)	(460)

Net earnings used in calculating basic earnings per share	7,795	16,623	18,080	40,053
Adjustment for earnings reallocated to nonvested restricted common stock	—	3	1	9

Net earnings used in calculating diluted earnings per share	$7,795	$16,626	$18,081	$40,062

Denominator:
Weighted average shares outstanding	49,087,819	49,571,763	49,001,869	49,969,742
Adjustment for nonvested restricted common stock	(689,497)	(556,308)	(854,248)	(568,995)

Shares used in calculating basic earnings per share	48,398,322	49,015,455	48,147,621	49,400,747
Effect of dilutive stock options	559,669	1,397,163	523,434	1,354,986
Shares used in calculating diluted earnings per share	48,957,991	50,412,618	48,671,055	50,755,733

Net earnings per share:
Basic	$0.16	$0.34	$0.38	$0.81
Diluted	$0.16	$0.33	$0.37	$0.79
Options to purchase 3,564,712 and 3,425,423 shares of common stock for the 12 and 24 weeks ended June 20, 2009, respectively, and 1,171,885 and 1,167,874 shares for the 12 and 24 weeks ended June 14, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.
Effective January 4, 2009, the Company implemented the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The application of this standard had no impact on basic or diluted net earnings per share for the 12 weeks ended June 20, 2009 or June 14, 2008. For the 24 weeks ended June 20, 2009 the application of this standard had no impact on basic net earnings per share and reduced diluted net earnings per share by $0.01. For the 24 weeks ended June 14, 2008, the application of this standard reduced basic net earnings per share by $0.01 and had no impact on diluted net earnings per share.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
3. Goodwill and Other Non-Amortizable Intangibles
The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):

	Goodwill	Trademarks	Total
Balance at June 14, 2008	$38,850	$9,008	$47,858
Intangibles acquired	—	249	249
Foreign currency translation effects	(6,540)	—	(6,540)

Balance at January 3, 2009	32,310	9,257	41,567
Intangibles acquired	5,095	6,713	11,808
Foreign currency translation effects	2,380	—	2,380

Balance at June 20, 2009	$39,785	$15,970	$55,755

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
The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):

	June 20,	January 3,	June 14,
	2009	2009	2008
Foreign currency translation adjustments	$9,971	$(872)	$34,070
Foreign currency cash flow hedge adjustments, net of taxes	(1,642)	3,923	(827)
Pension adjustments, net of taxes	(45,885)	(45,885)	(11,110)

Accumulated other comprehensive income (loss)	$(37,556)	$(42,834)	$22,133

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
Net earnings	$7,906	$16,812	$18,401	$40,513
Other comprehensive income (loss):
Foreign currency translation adjustments	14,155	(1,916)	10,843	(1,363)
Change in fair value of foreign currency cash flow hedges, net of taxes	(6,102)	(242)	(5,565)	1,228

Comprehensive income	$15,959	$14,654	$23,679	$40,378

5. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel, and accessories to the retail sector, including casual shoes, dress shoes, performance outdoor footwear, boots, uniform shoes, work shoes, and apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear and apparel to external customers as well as receipt of royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The business units comprising the branded footwear, apparel, and licensing segment manufacture or source, market, and distribute products in a similar manner. Branded footwear, apparel, and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
The other business units in the following tables consist of the Company’s retail, leathers, and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar. The Company operated 93 retail stores and 22 consumer-direct internet sites at June 20, 2009 that sell Company-manufactured and sourced products, as well as footwear and apparel manufactured by unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel, and licensing segment and other business units are the same as disclosed in Note 1.
Business segment information is as follows (thousands of dollars):

	Branded
	Footwear,	Other
	Apparel and	Business
	Licensing	Units	Corporate	Consolidated
	12 Weeks Ended June 20, 2009
Revenue	$218,139	$28,299	$—	$246,438
Intersegment revenue	10,557	332	—	10,889
Earnings (loss) before income taxes	19,166	(1,660)	(5,829)	11,677
Total assets	516,354	45,228	106,180	667,762

	24 Weeks Ended June 20, 2009
Revenue	$453,223	$48,539	$—	$501,762
Intersegment revenue	21,919	1,468	—	23,387
Earnings (loss) before income taxes	48,567	(10,498)	(10,888)	27,181
Total assets	516,354	45,228	106,180	667,762

	Branded
	Footwear,	Other
	Apparel and	Business
	Licensing	Units	Corporate	Consolidated
	12 Weeks Ended June 14, 2008
Revenue	$236,365	$30,997	$—	$267,362
Intersegment revenue	9,315	850	—	10,165
Earnings (loss) before income taxes	27,502	1,688	(3,916)	25,274
Total assets	484,182	52,942	126,018	663,142

	24 Weeks Ended June 14, 2008
Revenue	$503,615	$51,985	$—	$555,600
Intersegment revenue	21,462	1,988	—	23,450
Earnings (loss) before income taxes	68,569	805	(8,461)	60,913
Total assets	484,182	52,942	126,018	663,142
6. Financial Instruments and Risk Management
The Company follows SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which, among other things, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of June 20, 2009 and June 14, 2008, a liability of $3,651,000 and an asset of $389,000, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 20, 2009.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
Effective January 4, 2009, the Company adopted the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective January 4, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, (“SFAS No. 161”), which is intended to improve transparency in financial reporting. As required by SFAS No. 161, the Company enhanced its disclosure relating to derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.
The Company follows Statement SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138, and 161, which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with foreign currency inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 20, 2009 and June 14, 2008, foreign currency forward exchange contracts with a notional value of $72,315,000 and $56,398,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended June 20, 2009 and June 14, 2008. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the 12 weeks ended June 20, 2009 and June 14, 2008, the Company recognized a gain of $333,000 and a loss of $675,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended June 20, 2009 and June 14, 2008, the Company reclassified a loss of $2,742,000 and a gain of $424,000, respectively, from accumulated other comprehensive income (loss) into cost of products sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 24 weeks ended June 20, 2009 and June 14, 2008, the Company recognized a gain of $3,167,000 and a loss of $1,526,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 24 weeks ended June 20, 2009 and June 14, 2008, the Company reclassified a loss of $3,986,000 and a gain of $1,310,000, respectively, from accumulated other comprehensive income (loss) into cost of products sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
The Company’s other financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at June 20, 2009. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and because interest rates approximate current market rates for debt. The Company does not hold or issue financial instruments for trading purposes.
The Company does not generally require collateral or other security on trade accounts and notes receivable.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. The Company recognized compensation costs of $2,486,000 and $4,033,000, respectively, and related income tax benefits of $553,000 and $918,000, respectively, for grants under its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 20, 2009. For the 12 and 24 weeks ended June 14, 2008, the Company recognized compensation costs of $1,957,000 and $3,913,000, respectively, and related income tax benefits of $399,000 and $799,000, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 20, 2009 and June 14, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 20, 2009 and June 14, 2008 was $4.36 and $5.68 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
Expected market price volatility (1)	36.4%	29.8%	34.8%	28.7%
Risk-free interest rate (2)	1.6%	2.6%	1.6%	2.5%
Dividend yield (3)	2.0%	1.7%	1.8%	1.6%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 120,200 and 816,069 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 24 weeks ended June 20, 2009, respectively. The Company cancelled 7,850 and 11,834 shares of common stock for restricted stock awards as a result of forfeitures during the 12 and 24 weeks ended June 20, 2009, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
8. Pension Expense
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows (thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
Service cost pertaining to benefits earned during the period	$1,077	$1,121	$2,155	$2,243
Interest cost on projected benefit obligations	2,839	2,634	5,677	5,268
Expected return on pension assets	(2,518)	(3,211)	(5,036)	(6,423)
Net amortization loss	2,214	915	4,428	1,831

Net pension expense	$3,612	$1,459	$7,224	$2,919

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
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company’s management that these items will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $756,000 and $1,345,000, respectively, for the 12 and 24 weeks ended June 20, 2009. The Company has met the minimum royalty requirements for 2009. For the 12 and 24 weeks ended June 14, 2008, the Company incurred royalty expense of $668,000 and $1,354,000, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $492,000 and $1,049,000, respectively, for the 12 and 24 weeks ended June 20, 2009. For the 12 and 24 weeks ended June 14, 2008, the Company incurred advertising expense of $877,000 and $1,584,000, respectively.
10. Restructuring and Other Transition Costs
On January 8, 2009 the Company announced a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. The Company plans to consolidate key manufacturing, distribution and global operations functions. The costs to implement these programs are expected to be incurred throughout 2009 and are estimated to range from $33,000,000 to $36,000,000. These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred restructuring and other transition costs of $7,919,000 ($5,361,000 on an after-tax basis), or $0.11 per diluted share and $22,377,000 ($15,149,000 on an after-tax basis), or $0.31 per diluted share, for the 12 and 24 weeks ending June 20, 2009, respectively.
The following is a summary of the restructuring and other transition costs recorded as of June 20, 2009 (thousands of dollars):

	12 Weeks Ended	24 Weeks Ended
	June 20, 2009	June 20, 2009
Restructuring	$5,159	$19,204
Other transition costs	2,760	3,173

Total restructuring and other transition costs	$7,919	$22,377

Restructuring
The Company incurred restructuring charges of $5,159,000 ($3,493,000 on an after-tax basis), or $0.07 per diluted share, in the second quarter of 2009. The Company incurred restructuring charges of $19,204,000 ($13,001,000 on an after-tax basis), or $0.27 per diluted share, for the first two quarters of 2009.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs (thousands of dollars):

		Non-cash
	Severance and	charges related		Consulting and
	employee	to property and	Facility exit	other
	related	equipment	Costs	restructuring	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Charges incurred	8,853	4,570	530	92	14,045
Amounts paid or utilized	(3,757)	(4,570)	—	(69)	(8,396)

Balance at March 28, 2009	$5,096	$—	$530	$23	$5,649
Charges incurred	2,118	1,626	159	1,256	5,159
Amounts paid or utilized	(4,830)	(1,626)	(23)	(1,214)	(7,693)

Balance at June 20, 2009	$2,384	$—	$666	$65	$3,115

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
Other Transition Costs
Incremental costs incurred related to the restructuring initiative that do not qualify as restructuring costs under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) have been included in the Company’s consolidated condensed statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to inventory markdowns resulting from closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring initiative and do not include ongoing business operating costs. Other transition costs for the 12 and 24 weeks ended June 20, 2009, were $2,760,000 ($1,869,000 on an after-tax basis) and $3,173,000 ($2,148,000 on an after-tax basis), respectively.
11. Business Acquisitions
On January 8, 2009 the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of cash of $1,641,000, a $1,641,000 note payable over three years and contingent consideration of $932,000. The Company acquired assets preliminarily valued at $304,000, consisting primarily of property, plant, and equipment and inventory, and assumed operating liabilities valued at $322,000, resulting in goodwill and intangibles of $4,232,000 at June 20, 2009. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.
On January 22, 2009, the Company acquired the Chaco® footwear brand. The Company acquired assets preliminarily valued at $3,912,000, consisting primarily of accounts receivable and inventory, were acquired for cash of $6,910,000 and assumed operating liabilities valued at $4,547,000, resulting in goodwill and intangibles recorded at June 20, 2009 of $7,545,000.
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
12. New Accounting Standards
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the additional disclosure under FSP SFAS No. 132(R)-1 is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued Staff Position FAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP No. 107-1 and APB No. 28-1 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has been disclosing this information on an interim basis and the adoption did not affect the Company’s consolidated financial condition, results of operations, or cash flows.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 20, 2009 and June 14, 2008
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption did not affect the Company’s consolidated financial condition, results of operations, or cash flows.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (year ending January 2, 2010 for the Company).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) is a leading global marketer of branded footwear, apparel and accessories. The Company’s business strategy is to market a portfolio of lifestyle brands that will: “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company intends to pursue this strategy by offering innovative products and compelling brand propositions, delivering supply chain excellence and operating efficiency, complementing its footwear brands with strong apparel and accessories offerings, and building a more substantial global consumer-direct footprint.
The Company expects that 2009 will continue to be a difficult economic environment, with unpredictable consumer spending. Furthermore, foreign exchange volatility has had a negative impact on the Company’s results thus far in 2009, and the Company cannot predict how the U.S. dollar will fare against the British pound, euro and Canadian dollar over the balance of 2009. In light of the current challenging economic conditions, the Company is taking actions through its strategic restructuring plan, its recent acquisitions and a thorough examination of all sources of profit growth. While 2009 will likely present challenges, the Company has planned for tough market conditions and believes that it has taken appropriate measures to combat global uncertainty. The Company remains focused on building strong global lifestyle brands that have a competitive advantage, even in a challenging worldwide economy.
FINANCIAL HIGHLIGHTS
The following represents selected financial performance measures for the second quarter of 2009:
•
Revenue for the second quarter of 2009 was $246.4 million, a 7.8% decrease over second quarter 2008 revenue of $267.4 million, with the substantial strengthening of the U.S. dollar contributing to more than half of the revenue decline.

•
Diluted earnings per share for the second quarter of 2009 were $0.16 per share compared to $0.33 per share for the same quarter in the prior year, with non-recurring restructuring and other transition costs reducing earnings by $0.11 per share.

•	Accounts receivable decreased 6.5% in the second quarter of 2009 compared to the second quarter of 2008 on a 7.8% decrease in revenue.

•
Inventory increased 6.9% in the second quarter of 2009 compared to the second quarter of 2008, driven by additional inventory from recently acquired brands, the strategic pre-buy of core products prior to anticipated cost increases, a planned increase in inventory for the Wolverine Leathers business as it transitioned to an outsource model, and higher product costs from third party factories.

•	The Company ended the second quarter of 2009 with $79.2 million of cash on hand and interest-bearing debt of $36.4 million.

•	The Company declared a quarterly cash dividend of $0.11 per share in the second quarter of 2009, payable on August 3, 2009 to stockholders of record on July 1, 2009.

RECENT DEVELOPMENTS
Strategic Restructuring Plan
On January 8, 2009, the Company announced a strategic restructuring plan. This plan will allow the company to create significant operating efficiencies, improve its supply chain, and create a stronger global platform.
The Company incurred non-recurring restructuring and other transition costs of approximately $7.9 million, or $0.11 per diluted share, in the second quarter of 2009.
The total implementation costs to achieve the goals of the restructuring plan are estimated in the range of $33 million to $36 million. Approximately $8 million to $9 million of the total estimate represents non-cash charges. Year-to-date through the second quarter, $22.4 million of restructuring and other transition costs have been incurred. It is currently estimated that approximately $6 million to $7 million of restructuring and other transition costs will be incurred in the third quarter of 2009 and approximately $5 million to $6 million will be incurred in the fourth quarter of 2009. Continuing annualized pretax benefits once all initiatives are fully implemented are estimated to be $17 million to $19 million. The Company estimates that approximately $3.5 million of benefits relating to the strategic restructuring plan are reflected in the second quarter’s results and $5.4 million have been realized year-to-date. The strategic restructuring plan is expected to be completed by the end of 2009.

The following is a discussion of the Company’s results of operations and liquidity and capital resources for the second quarter of 2009. This section should be read in conjunction with the consolidated condensed financial statements and notes.
RESULTS OF OPERATIONS — SECOND QUARTER 2009 COMPARED TO SECOND QUARTER 2008
FINANCIAL SUMMARY — SECOND QUARTER 2009 VERSUS SECOND QUARTER 2008

	2009		2008		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$218.1	88.5%	$236.4	88.4%	$(18.3)	(7.7%)
Other business units	28.3	11.5%	31.0	11.6%	(2.7)	(8.8%)

Total Revenue	$246.4	100.0%	$267.4	100.0%	$(21.0)	(7.8%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$81.9	37.6%	$92.1	39.0%	$(10.2)	(11.0%)
Other business units	10.1	35.7%	10.3	33.2%	(0.2)	(1.8%)

Total Gross Profit	$92.0	37.3%	$102.4	38.3%	$(10.4)	(10.1%)

Selling, General and Administrative expenses	$72.8	29.6%	$76.5	28.6%	$(3.7)	(4.8%)
Restructuring and other transition costs	6.9	2.8%	—	0.0%	6.9	100.0%

Operating Expenses	$79.7	32.4%	$76.5	28.6%	$3.2	4.2%

Interest expense — net	$0.1	0.0%	$0.3	0.1%	$(0.2)	(60.6%)
Other expense — net	0.5	0.2%	0.3	0.1%	0.2	66.7%
Earnings before income taxes	$11.7	4.7%	$$25.3	9.5%	$(13.6)	(53.8%)

Net earnings	$7.9	3.2%	16.8	6.3%	$(8.9)	(53.0%)

Diluted earnings per share	$0.16	—	$0.33	—	$(0.17)	(51.5%)

The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units, consisting of the Outdoor Group (consisting of the Merrell®, Chaco® and Patagonia® Footwear brands), the Wolverine Footwear Group (consisting of the Wolverine®, HyTest®, Bates® and through June 30, 2008, Stanley® Footgear brands and certain private label branded products), the Heritage Brands Group (consisting of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands) and The Hush Puppies Company (consisting of the Hush Puppies®, Soft Style®, and CusheTM brands). The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail and Wolverine Leathers (comprised of the leathers and procurement operations). The following is supplemental information on total revenue:
TOTAL REVENUE — SECOND QUARTER

	2009		2008		Change
		% of		% of
(Millions of dollars)	$	Total	$	Total	$	%
Outdoor Group	$92.8	37.7%	$87.5	32.7%	$5.3	6.1%
Wolverine Footwear Group	49.7	20.2%	60.9	22.8%	(11.2)	(18.4%)
Heritage Brands Group	45.0	18.3%	52.3	19.5%	(7.3)	(13.8%)
The Hush Puppies Company	27.1	11.0%	33.1	12.4%	(6.0)	(18.3%)
Other	3.5	1.3%	2.6	1.0%	0.9	34.0%

Total branded footwear, apparel and licensing revenue	$218.1	88.5%	$236.4	88.4%	$(18.3)	(7.7%)
Other business units	28.3	11.5%	31.0	11.6%	(2.7)	(8.8%)

Total revenue	$246.4	100.0%	$267.4	100.0%	$(21.0)	(7.8%)

REVENUE
Revenue for the second quarter of 2009 decreased $21.0 million from the second quarter of 2008 to $246.4 million. The impact of translating foreign denominated revenue to U.S. dollars decreased revenue by $12.7 million as a result of the substantial strengthening of the U.S. dollar against the British pound, euro and Canadian dollar since the second quarter of 2008. Declines in unit volume, partially offset by price increases in selected brands, for the branded footwear, apparel and licensing operations, as discussed below, caused revenue to decrease $5.6 million. Revenue from the other business units decreased $2.7 million. International revenue represented 37.4% of total revenue in the second quarter of 2009 compared to 42.1% in the second quarter of 2008, with the decline resulting primarily from the stronger U.S. dollar.
The Outdoor Group generated revenue of $92.8 million for the second quarter of 2009, a $5.3 million increase from the second quarter of 2008. The Merrell® brand’s revenue in the second quarter of 2009 decreased at a mid single-digit rate compared to the second quarter of 2008, as strong growth in the U.S. market was more than offset by the strengthening of the U.S. dollar and soft retail conditions in many of the brand’s other major markets. Patagonia® Footwear’s revenue increased at a rate in the high thirties in the second quarter of 2009 compared to the second quarter of 2008, due primarily to strong sell-through of key product. Revenue from the recently acquired Chaco® brand contributed to the group’s overall revenue growth in the quarter.
The Wolverine Footwear Group recorded $49.7 million in revenue for the second quarter of 2009, an $11.2 million decrease from the second quarter of 2008. Revenue for the Wolverine® brand declined at a rate in the low teens over the prior year due to negative economic conditions in the work boot industries. Revenue from the Bates® military and civilian uniform footwear business in the second quarter of 2009 declined from the second quarter of 2008 at a rate in the low twenties as a result of the expected reduction in purchases by the U.S. Department of Defense. HyTest®’s revenue for the second quarter of 2009 declined at a mid forties rate from the second quarter of 2008 due to continued difficulties in the U.S. manufacturing sector and related workforce reductions, resulting in decreased demand for safety footwear products.
The Heritage Brands Group had revenue of $45.0 million in the second quarter of 2009, a $7.3 million decrease compared to the second quarter of 2008. Cat® Footwear’s revenue in the second quarter of 2009 decreased at a rate in the mid twenties versus the prior year, reflecting the impact of the stronger U.S. dollar on the reported results of the brand’s extensive international operations. Harley-Davidson® Footwear’s revenue grew in the second quarter of 2009 at a low single-digit rate compared to the second quarter of 2008 due primarily to strong performance in the U.S. market. The Sebago® brand’s revenue also grew at a rate in the low single digits in the quarter due to increased sales in the international markets.
The Hush Puppies Company recorded revenue of $27.1 million in the second quarter of 2009, a $6.0 million decrease from the second quarter of 2008. Hush Puppies® revenue in the second quarter of 2009 decreased at a rate in the high teens due primarily to bankruptcies and consolidations of key retailers caused by weaker consumer spending and the strengthening of the U.S. dollar compared to the second quarter of 2008. Soft Style® experienced a revenue decline at a rate in the high forties in the quarter as a result of a weak retail environment. Revenue generated by the recently acquired CusheTM brand partially offset these revenue declines with a very modest contribution to the group’s revenue for the second quarter of 2009.
Within the Company’s other business units, Wolverine Retail’s revenue increased in the second quarter of 2009 at a mid single-digit rate compared to the second quarter of 2008. Wolverine Retail operated 93 retail stores worldwide at the end of the second quarter of 2009 compared to 91 at the end of the second quarter of 2008. Revenue from the Wolverine Leathers operation decreased at a mid twenties rate in the second quarter of 2009 compared to the second quarter of 2008 due to a decline in demand for its proprietary products.

GROSS MARGIN
The gross margin for the second quarter of 2009 of 37.3% was 100 basis points lower than gross margin for the second quarter of 2008. Non-recurring restructuring and other transition costs of $1.0 million included in cost of products sold in the second quarter of 2009 resulted in a 50 basis point decrease. The remainder of the decrease resulted from expected increases in product and freight costs during the quarter and increased sales of non-core, excess inventory at a reduced margin.
OPERATING EXPENSES
Operating expenses of $79.7 million for the second quarter of 2009 increased $3.2 million from $76.5 million for the second quarter of 2008. Non-recurring restructuring and other transition costs contributed $6.9 million to the increase, operating expenses associated with recently acquired brands contributed $2.4 million to the increase, and increased pension expense contributed $2.2 million to the increase. These increases were offset by the impact of foreign exchange of $3.7 million, lower general and administrative costs resulting from the Company’s restructuring and cost-savings initiatives of $1.9 million, as well as significant decreases in certain operating expenses that vary with revenue, such as selling and distribution costs.
INTEREST, OTHER AND TAXES
The change in net interest expense reflected lower outstanding amounts as a result of the repayment in full of the Company’s senior notes during the fourth quarter of 2008.
The change in other expense resulted primarily from the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the second quarter of 2009 was 32.3% compared to 33.5% for the second quarter of 2008. The reduced rate reflects a higher portion of earnings from foreign jurisdictions with lower tax rates, tax benefits from the strategic restructuring plan and the extension of the Federal research and development tax credit by the U.S. Congress in the fourth quarter of 2008.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $7.9 million for the second quarter of 2009, compared to $16.8 million in the second quarter of 2008, a decrease of $8.9 million.
Basic net earnings per share decreased 52.9% in the second quarter of 2009 to $0.16 from $0.34 in the second quarter of 2008, and diluted net earnings per share decreased 51.5% in the second quarter of 2009 to $0.16 from $0.33 in the second quarter of 2008. The decrease attributable to lower net earnings is partially offset by fewer average shares outstanding in the second quarter of 2009 compared to the second quarter of 2008 as a result of repurchases of the Company’s common stock over the prior twelve months.

RESULTS OF OPERATIONS — FIRST TWO QUARTERS OF 2009 COMPARED TO FIRST TWO QUARTERS OF 2008
FINANCIAL SUMMARY — FIRST TWO QUARTERS OF 2009 VERSUS FIRST TWO QUARTERS OF 2008

	2009		2008		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$453.2	90.3%	$503.6	90.6%	$(50.4)	(10.0%)
Other business units	48.6	9.7%	52.0	9.4%	(3.4)	(6.6%)

Total Revenue	$501.8	100.0%	$555.6	100.0%	$(53.8)	(9.7%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$179.8	39.7%	$206.4	41.0%	$(26.6)	(12.9%)
Other business units	15.2	31.2%	17.6	33.8%	(2.4)	(13.8%)

Total Gross Profit	$195.0	38.9%	$224.0	40.3%	$(29.0)	(12.9%)

Selling, General and Administrative expenses	$148.2	29.5%	$161.8	29.1%	$(13.6)	(8.4%)
Restructuring and other transition costs	19.0	3.8%	—	0.0%	19.0	100.0%

Operating Expenses	$167.2	33.3%	$161.8	29.1%	$5.4	3.3%

Interest (income) expense — net	$0.2	0.0%	$0.4	0.1%	$(0.2)	(43.0%)
Other expense — net	0.4	0.1%	0.9	0.2%	(0.5)	(53.1%)
Earnings before income taxes	$27.2	5.4%	$60.9	11.0%	$(33.7)	(55.4%)

Net Earnings	18.4	3.7%	$40.5	7.3%	$(22.1)	(54.6%)

Diluted earnings per share	$0.37	—	$0.79	—	$(0.42)	(53.2%)
The following is supplemental information on total revenue:
Total Revenue — First Two Quarters

	2009		2008		Change
		% of		% of
(Millions of dollars)	$	Total	$	Total	$	%
Outdoor Group	$190.9	38.0%	$194.9	35.1%	$(4.0)	(2.0%)
Wolverine Footwear Group	103.1	20.6%	118.3	21.3%	(15.2)	(12.9%)
Heritage Brands Group	91.3	18.2%	109.7	19.7%	(18.4)	(16.8%)
The Hush Puppies Company	61.8	12.3%	75.1	13.5%	(13.3)	(17.7%)
Other	6.1	1.2%	5.6	1.0%	0.5	8.5%

Total branded footwear, apparel and licensing revenue	$453.2	90.3%	$503.6	90.6%	$(50.4)	(10.0%)
Other business units	48.6	9.7%	52.0	9.4%	(3.4)	(6.7%)

Total revenue	$501.8	100.0%	$555.6	100.0%	$(53.8)	(9.7%)

REVENUE
Revenue for the first two quarters for 2009 decreased $53.8 million from the first two quarters of 2008 to $501.8 million. The impact of translating foreign-denominated revenue to U.S. dollars decreased revenue by $30.7 million. Declines in unit volume for the branded footwear, apparel and licensing operations, partially offset by price increases for selected brands, as discussed below, caused revenue to decrease $19.7 million. Revenue from the other business units decreased $3.4 million.
The Outdoor Group recorded revenue of $190.9 million for the first two quarters of 2009, a $4.0 million decrease over the first two quarters of the prior year. The Merrell® brand’s revenue decreased at a high single-digit rate compared to the first two quarters of 2008, primarily as a result of the strengthening of the U.S. dollar and soft retail conditions in many of the brand’s major markets. This decline was partially offset by Patagonia® Footwear’s mid teen revenue increase and revenue from the recently acquired Chaco® brand.
The Wolverine Footwear Group earned revenue of $103.1 million during the first two quarters of 2009, a $15.2 million decrease from the first two quarters of 2008. The Wolverine® brand realized a mid single-digit rate decrease in revenue during the first two quarters of 2009 compared to the first two quarters of 2008 due primarily to a challenging retail environment. The Bates® uniform footwear business realized a decrease in revenue at a rate in the high teens due primarily to planned reduction in purchases by the U.S. Department of Defense. HyTest®’s revenue declined at a rate in the high twenties due to negative economic conditions in the U.S. market and related workforce reductions, resulting in decreased demand for safety footwear products.
The Heritage Brands Group recorded revenue of $91.3 million for the first two quarters of 2009, an $18.4 million decrease over the first two quarters of the prior year. Cat® Footwear’s revenue decreased at a rate in the low twenties compared to the first two quarters of 2008, reflecting the impact of the stronger U.S. dollar on the reported results of the brand’s extensive international operations. Harley-Davidson® Footwear revenue decreased at a mid single-digit rate due primarily to a weak retail environment and the continued impact of the modification of the brand’s distribution strategy in the U.S. market that started in 2008. The Sebago® brand experienced a decline in revenue at a rate in the mid teens for the first two quarters of 2009, compared to the first two quarters of 2008 as a result of tough economic conditions in many of the brand’s most important markets.
The Hush Puppies Company recorded revenue of $61.8 million in the first two quarters of 2009, a $13.3 million decrease from the first two quarters of 2008. Hush Puppies® revenue decreased at a rate in the high teens due primarily to bankruptcies and consolidations of key retailers caused by weaker consumer spending, as well as the strengthening of the U.S. dollar compared to the first two quarters of 2008. The Soft Style® brand experienced a decline in revenue at a rate in the high twenties as a result of a weak retail environment. Revenue generated by the recently acquired CusheTM brand partially offset these revenue declines with its contribution to the group’s revenue for the first two quarters of 2009.
Within the Company’s other business units, Wolverine Retail’s revenue increased in the first two quarters of 2009 at a low single-digit rate compared to the first two quarters of 2008. Wolverine Retail operated 93 retail stores worldwide at the end of the second quarter of 2009 compared to 91 at the end of the second quarter of 2008 Revenue from the Wolverine® Leathers operation decreased at a rate in the mid teens in the first two quarters of 2009 as compared to the first two quarters of 2008 due to a decline in demand for its proprietary products.
GROSS MARGIN
The gross margin for the first two quarters of 2009 was 38.9%, a 140 basis point decrease from the first two quarters of 2008. Non-recurring restructuring and other transition costs of $3.3 million included in cost of products sold in the first two quarters of 2009 resulted in a 60 basis point decrease, with the remainder of the decrease resulting from expected increases in product and freight costs and increased sales of low margin product during the first two quarters.

OPERATING EXPENSES
Operating expenses of $167.2 million for the first two quarters of 2009 increased $5.4 million from $161.8 million for the first two quarters of 2008. Non-recurring restructuring and other transition costs contributed $19.0 million to the increase, operating expenses associated with recently acquired brands contributed $4.7 million to the increase and increased pension expense contributed $4.4 million to the increase. These increases were offset by the impact of foreign exchange of $8.1 million, lower general and administrative costs as a result of the Company’s restructuring and cost-savings initiatives of $3.1 million, as well as significant decreases in certain operating expenses that vary with revenue, such as selling and distribution costs.
INTEREST, OTHER & TAXES
The change in net interest expense reflected lower outstanding amounts as a result of the repayment in full of the Company’s senior notes during the fourth quarter of 2008.
The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first two quarters of 2009 was 32.3% compared to 33.5% for the first two quarter of 2008. The reduced rate reflects a higher portion of earnings from foreign jurisdictions with lower tax rates, tax benefits from the strategic restructuring plan and the extension of the Federal research and development tax credit by the U.S. Congress in the fourth quarter of 2008.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $18.4 million for the first two quarters of 2009, compared to $40.5 million in the first two quarters of 2008, a decrease of $22.1 million.
Basic net earnings per share decreased 53.1% in the first two quarters of 2009 to $0.38 from $0.81 in the first two quarters of 2008, and diluted net earnings per share decreased 53.2% in the first two quarters of 2009 to $0.37 from $0.79 in the first two quarters of 2008. The decrease attributable to lower net earnings was partially offset by fewer average shares outstanding in the second quarter of 2009 compared to the second quarter of 2008, due to repurchases of the Company’s common stock.
LIQUIDITY AND CAPITAL RESOURCES

				Change from
	June 20,	January 3,	June 14,	January 3,	June 14,
(Millions of dollars)	2009	2009	2008	2009	2008
Cash and cash equivalents	$79.2	$89.5	$77.9	$(10.3)	$1.3
Accounts receivable	182.9	167.9	195.6	15.0	(12.7)
Inventories	183.7	196.8	171.7	(13.1)	12.0
Accounts payable	30.8	45.3	49.6	(14.5)	(18.8)
Accrued salaries and wages	18.6	22.7	15.8	(4.1)	2.8
Accrued pension liabilities	2.0	28.1	1.8	(26.1)	0.2
Restructuring reserve	3.1	—	—	3.1	3.1
Other accrued liabilities	61.6	35.7	57.6	25.9	4.0
Debt	36.4	59.5	41.2	(23.1)	(4.8)

Cash provided by operating activities	$42.2		$40.1		$2.1
Additions to property, plant and equipment	4.9		8.0		(3.1)
Depreciation and amortization	7.3		9.0		(1.7)
Accounts receivable decreased 6.5% compared to the second quarter of 2008 on a 7.8% decrease in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 20, 2009. Inventory levels increased 6.9% from the same quarter last year. The increase in inventory levels was primarily driven by additional inventory from recently acquired brands, the strategic pre-buy of core products prior to anticipated cost increases, a planned increase in the Wolverine Leathers business as it transitioned to an outsource model, and higher product costs from third party factories.

The decrease in accounts payable in the second quarter of 2009 compared to the second quarter of 2008 was primarily attributable to decreases in inventory purchases from contract suppliers as a result of the inventory pre-buys in the fourth quarter of 2008.
The restructuring reserve in connection with the strategic restructuring initiative implemented by the Company in January 2009 related primarily to severance and employee-related costs.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings of a maximum of $150.0 million. The revolving credit facility is used to support working capital requirements and other business needs. The amounts outstanding under the revolving credit facility were $34.8 million and $30.5 million at June 20, 2009 and June 14, 2008, respectively. The Company considers these balances to be short-term in nature. The Company was in compliance with all debt covenant requirements at June 20, 2009 and June 14, 2008. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The decrease in debt at June 20, 2009 as compared to June 14, 2008 was primarily due to the final payment of the Company’s senior notes in the fourth quarter of 2008. The Company had commercial letter-of-credit facilities outstanding of $1.6 million and $1.4 million at June 20, 2009 and June 14, 2008, respectively. The total debt to total capital ratio for the Company was 7.6% at the end of the second quarter of 2009, 8.2% at the end of the second quarter of 2008 and 12.2% for the fiscal year ended January 3, 2009.
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. As of June 20, 2009, the Company was authorized to repurchase an additional 199,996 shares under the program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.
The Company declared dividends of $5.4 million in the second quarter of 2009, or $0.11 per share. This is comparable to the $0.11 per share declared in the second quarter of 2008. The quarterly dividend is payable on August 3, 2009 to stockholders of record on July 1, 2009.
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
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 3, 2009, is incorporated herein by reference.
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
Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 161, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada, where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At June 20, 2009 and June 14, 2008, the Company had outstanding forward currency exchange contracts to purchase $72.3 million and $56.4 million, respectively, of U.S. dollars with maturities ranging up to 308 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended June 20, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $14.2 million. For the quarter ended June 14, 2008, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $1.9 million. These changes resulted in cumulative foreign currency translation adjustments at June 20, 2009 and June 14, 2008 of $10.0 million and $34.1 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that was amortized over the term of the senior notes. These notes were fully repaid during 2008 and, as such, there was no remaining unamortized balance at June 20, 2009. The amortization of the prepayment created an effective interest rate of 6.78% on the senior notes.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 20, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number
			of	Maximum
			Shares	Number
			Purchased	of Shares that
			as Part of	May
	Total		Publicly	Yet Be Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or
Period	Purchased	per Share	Programs	Programs
Period 1 (March 29, 2009 to April 25, 2009)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	3,617	17.97	—	—
Period 2 (April 26, 2009 to May 23, 2009)
Common Stock Repurchase Program(1)	—	—	—	199,996
Employee Transactions(2)	—	—	—	—
Period 3 (May 24, 2009 to June 20, 2009)
Common Stock Repurchase Program(1)	—	—	—	199,996
Employee Transactions(2)	1,480	21.17	—	—
Total for Quarter ended June 20, 2009
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	5,097	18.90	—	—
The reported periods conform to the Company’s fiscal calendar. The second quarter contained three 28-day periods.

(1)
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorized the repurchase of 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program.

(2)
Employee transactions include: (a) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (b) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 4.	Submission of Matters to a Vote of Securities Holders
On April 23, 2009, the Company held its 2009 Annual Meeting of Stockholders. The purpose of the meeting was: to elect four directors for three-year terms expiring in 2012; and to consider and ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year.
Four candidates nominated by the Board of Directors were elected at the meeting by the stockholders to serve as directors of the Company. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Voted

Alberto L. Grimoldi	For	44,349,906
	Authority Withheld	2,002,289
	Broker Non-Votes	0

Joseph R. Gromek	For	45,696,461
	Authority Withheld	655,734
	Broker Non-Votes	0

Brenda J. Lauderback	For	45,184,284
	Authority Withheld	1,167,911
	Broker Non-Votes	0

Shirley D. Peterson	For	45,698,100
	Authority Withheld	654,095
	Broker Non-Votes	0
The stockholders also voted to ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	44,828,567
Against	1,453,054
Abstentions	70,574
Broker Non-Votes	0

ITEM 6.	Exhibits
The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1
Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 filed on February 28, 2007. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certification pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

July 30, 2009	/s/ Blake W. Krueger

Date	Blake W. Krueger
Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

July 30, 2009	/s/ Donald T. Grimes

Date	Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certification pursuant to 18 U.S.C. §1350.