Form 10-Q
period 2009-09-12
WOLVERINE WORLD WIDE INC /DE/
filed 2009-10-22
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 12, 2009
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
There were 62,728,603 shares of Common Stock, $1 par value, outstanding as of October 16, 2009, of which 13,160,103 shares are held as Treasury Stock.

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
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased costs of future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;
•	foreign currency fluctuation in valuations compared to the U.S. dollar;
•	changes in monetary controls and valuations of the Chinese yuan and the relative value to the U.S. dollar;

•	the risk of doing business in developing countries and economically volatile areas;
•	the cost and availability of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	bankruptcies of significant vendors or customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of credit risk on the Company’s suppliers, distributors and customers;
•	the success of new business initiatives, including apparel initiatives;
•	changes in business strategy or development plans;
•	integration of operations of newly acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear markets;
•	service interruptions at shipping and receiving ports;
•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	the popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s 2009 restructuring plan;
•	the Company’s ability to implement and recognize benefits from tax planning strategies;
•	the Company’s ability to meet at-once orders;
•	changes in government and regulatory policies;
•	retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism, the wars in the Middle East, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and the potential outcome described in a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Investors should review the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Other Risk Factors exist, and new Risk Factors emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of dollars)

	September 12,	January 3,	September 6,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,539	$89,502	$74,310
Accounts receivable, less allowances
September 12, 2009 — $15,414
January 3, 2009 — $15,161
September 6, 2008 — $15,684	223,453	167,949	240,522
Inventories:
Finished products	168,781	177,801	177,530
Raw materials and work in process	15,202	18,976	16,532

	183,983	196,777	194,062
Deferred income taxes	12,220	8,127	10,122
Prepaid expenses and other current assets	12,132	11,487	11,581

TOTAL CURRENT ASSETS	510,327	473,842	530,597

PROPERTY, PLANT AND EQUIPMENT
Gross cost	303,533	298,438	291,488
Less accumulated depreciation	227,792	212,681	208,230

	75,741	85,757	83,258
OTHER ASSETS
Goodwill and other non-amortizable intangibles	56,646	41,567	45,534
Cash surrender value of life insurance	36,252	35,531	34,349
Pension assets	—	—	18,289
Other	28,638	28,083	9,667

	121,536	105,181	107,839

TOTAL ASSETS	$707,604	$664,780	$721,694

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of dollars, except share data)

	September 12,	January 3,	September 6,
	2009	2009	2008
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$42,005	$45,320	$54,284
Accrued salaries and wages	21,026	22,702	19,436
Accrued pension liabilities	2,044	28,144	1,828
Restructuring reserve	4,768	—	—
Other accrued liabilities	78,555	35,658	69,025
Current maturities of long-term debt	556	5	10,725
Revolving credit agreement	9,900	59,500	70,897

TOTAL CURRENT LIABILITIES	158,854	191,329	226,195

Long-term debt (less current maturities)	1,112	—	—
Deferred compensation	5,616	7,714	7,782
Accrued pension liabilities	67,548	34,777	24,418
Other non-current liabilities	1,979	1,038	1,114

STOCKHOLDERS’ EQUITY
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
September 12, 2009 — 62,588,558 shares
January 3, 2009 — 61,655,814 shares
September 6, 2008 — 61,589,057 shares	62,589	61,656	61,589
Additional paid-in capital	73,892	64,696	60,628
Retained earnings	695,100	666,027	647,253
Accumulated other comprehensive income (loss)	(33,995)	(42,834)	10,943
Cost of shares in treasury:
September 12, 2009 — 13,163,115 shares
January 3, 2009 — 12,748,721 shares
September 6, 2008 — 12,678,680 shares	(325,091)	(319,623)	(318,228)

TOTAL STOCKHOLDERS’ EQUITY	472,495	429,922	462,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,604	$664,780	$721,694

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008

Revenue	$286,764	$318,852	$788,526	$874,452
Cost of products sold	171,498	190,122	474,939	521,762
Restructuring and other transition costs	1,301	—	4,639	—

GROSS PROFIT	113,965	128,730	308,948	352,690

Selling, general and administrative expenses	74,015	82,389	222,158	244,192
Restructuring and other transition costs	3,787	—	22,826	—

Operating expenses	77,802	82,389	244,984	244,192

OPERATING INCOME	36,163	46,341	63,964	108,498

Other expenses (income):
Interest expense	70	675	500	1,839
Interest income	(55)	(366)	(277)	(1,165)
Other (income) expense	(333)	(880)	79	(1)

	(318)	(571)	302	673

EARNINGS BEFORE INCOME TAXES	36,481	46,912	63,662	107,825
Income taxes	9,687	15,721	18,467	36,121

NET EARNINGS	$26,794	$31,191	$45,195	$71,704

Net earnings per share:
Basic	$0.54	$0.64	$0.92	$1.44
Diluted	$0.54	$0.62	$0.91	$1.41

Cash dividends per share	$0.11	$0.11	$0.33	$0.33
The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	36 Weeks Ended
	September 12,	September 6,
	2009	2008

OPERATING ACTIVITIES
Net earnings	$45,195	$71,704
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,852	13,040
Amortization	1,159	948
Deferred income taxes	(822)	(631)
Stock-based compensation expense	6,356	5,873
Excess tax benefits from stock-based compensation	—	(1,471)
Pension expense	6,671	25
Restructuring and other transition costs	27,465	—
Cash payments related to restructuring	(14,608)	—
Other	(11,376)	9,651
Changes in operating assets and liabilities:
Accounts receivable	(46,979)	(71,205)
Inventories	19,417	(32,248)
Other operating assets	(216)	114
Accounts payable and other liabilities	26,959	33,600

Net cash provided by operating activities	71,073	29,400

INVESTING ACTIVITIES
Business acquisitions	(7,954)	—
Additions to property, plant and equipment	(7,440)	(12,635)
Other	(1,876)	(3,931)

Net cash used in investing activities	(17,270)	(16,566)

FINANCING ACTIVITIES
Net borrowings (payments) under revolver	(49,600)	70,897
Payments of capital lease obligations	(5)	(6)
Cash dividends paid	(16,105)	(15,468)
Purchase of common stock for treasury	(6,197)	(74,658)
Proceeds from shares issued under stock incentive plans	3,876	5,529
Excess tax benefits from stock-based compensation	—	1,471

Net cash used in financing activities	(68,031)	(12,235)
Effect of foreign exchange rate changes	3,265	(2,376)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,963)	(1,777)
Cash and cash equivalents at beginning of the period	89,502	76,087

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$78,539	$74,310

The accompanying notes are an integral part of the consolidated condensed financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 12, 2009 and September 6, 2008
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style®, and Wolverine®. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its brands and branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
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
REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated through programs with licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.
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
SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 22, 2009, the date the financial statements were issued.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (thousands of dollars, except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Numerator:
Net earnings	$26,794	$31,191	$45,195	$71,704
Adjustment for earnings allocated to nonvested restricted common stock	(503)	(302)	(741)	(777)

Net earnings used in calculating basic earnings per share	26,291	30,889	44,454	70,927
Adjustment for earnings reallocated to nonvested restricted common stock	7	6	6	15

Net earnings used in calculating diluted earnings per share	$26,298	$30,895	$44,460	$70,942

Denominator:
Weighted average shares outstanding	49,234,656	48,985,866	49,079,465	49,641,783
Adjustment for nonvested restricted common stock	(981,530)	(474,650)	(904,990)	(538,217)

Shares used in calculating basic earnings per share	48,253,126	48,511,216	48,174,475	49,103,566
Effect of dilutive stock options	832,674	1,183,955	574,947	1,297,718

Shares used in calculating diluted earnings per share	49,085,800	49,695,171	48,749,422	50,401,284

Net earnings per share:
Basic	$0.54	$0.64	$0.92	$1.44
Diluted	$0.54	$0.62	$0.91	$1.41
Options to purchase 1,357,240 and 3,248,232 shares of common stock for the 12 and 36 weeks ended September 12, 2009, respectively, and 1,336,589 and 1,224,173 shares for the 12 and 36 weeks ended September 6, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.
Effective January 4, 2009, the Company implemented the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (FASB Accounting Standards Codification (“FASB ASC”) Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (FASB ASC Section 260-10-55). Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the 12 weeks ended September 12, 2009 the application of this standard reduced basic net earnings per share by $0.02, and had no impact on diluted net earnings per share. The application of this standard had no impact on basic or diluted net earnings per share for the 12 weeks ended September 6, 2008. For the 36 weeks ended September 12, 2009 the application of this standard reduced basic net earnings per share by $0.02, and reduced diluted net earnings per share by $0.01. For the 36 weeks ended September 6, 2008, the application of this standard reduced basic net earnings per share by $0.02 and had no impact on diluted net earnings per share.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
3. Goodwill and Other Non-Amortizable Intangibles
The changes in the net carrying amounts of goodwill and trademarks are as follows (thousands of dollars):

	Goodwill	Trademarks	Total
Balance at September 6, 2008	$36,387	$9,147	$45,534
Intangibles acquired	—	127	127
Intangibles disposed	—	(17)	(17)
Foreign currency translation effects	(4,077)	—	(4,077)

Balance at January 3, 2009	32,310	9,257	41,567
Intangibles acquired	5,351	6,894	12,245
Foreign currency translation effects	2,834	—	2,834

Balance at September 12, 2009	$40,495	16,151	56,646

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows (thousands of dollars):

	September 12,	January 3,	September 6,
	2009	2009	2008
Foreign currency translation adjustments	$16,735	$(872)	$20,005
Foreign currency cash flow hedge adjustments, net of taxes	(4,845)	3,923	2,048
Pension adjustments, net of taxes	(45,885)	(45,885)	(11,110)

Accumulated other comprehensive income (loss)	$(33,995)	$(42,834)	$10,943

The reconciliation from net earnings to comprehensive income is as follows (thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Net earnings	$26,794	$31,191	$45,195	$71,704
Other comprehensive income (loss):
Foreign currency translation adjustments	6,764	(14,065)	17,607	(15,428)
Change in fair value of foreign currency cash flow hedges, net of taxes	(3,203)	2,875	(8,768)	4,103

Comprehensive income	$30,355	$20,001	$54,034	$60,379

5. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel, and accessories to the retail sector. Revenues earned from the operation of this segment is derived from the sale of branded footwear and apparel to external customers as well as receipt of royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The business units comprising the branded footwear, apparel, and licensing segment manufacture or source, market, and distribute products in a similar manner. Branded footwear and apparel products are distributed through wholesale channels and under licensing and distributor arrangements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
The other business units in the following tables consist of the Company’s retail, leathers, and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar. The Company operated 94 retail stores and 23 consumer-direct internet sites at September 12, 2009 that sell Company-manufactured and sourced products, as well as footwear and apparel from unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel, and licensing segment and other business units are the same as disclosed in Note 1.
Business segment information is as follows (thousands of dollars):

	Branded
	Footwear,	Other
	Apparel and	Business
	Licensing	Units	Corporate	Consolidated
	12 Weeks Ended September 12, 2009
Revenue	$262,803	$23,961	$—	$286,764
Intersegment revenue	16,937	445	—	17,382
Earnings (loss) before income taxes	40,471	(1,083)	(2,907)	36,481
Total assets	563,847	36,836	106,921	707,604

	36 Weeks Ended September 12, 2009
Revenue	$716,026	$72,500	$—	$788,526
Intersegment revenue	38,858	1,911	—	40,769
Earnings (loss) before income taxes	89,038	(11,564)	(13,812)	63,662
Total assets	563,847	36,836	106,921	707,604

	Branded
	Footwear,	Other
	Apparel and	Business
	Licensing	Units	Corporate	Consolidated
	12 Weeks Ended September 6, 2008
Revenue	$292,485	$26,367	$—	$318,852
Intersegment revenue	13,543	641	—	14,184
Earnings (loss) before income taxes	53,302	154	(6,544)	46,912
Total assets	539,093	50,462	132,139	721,694

	36 Weeks Ended September 6, 2008
Revenue	$796,100	$78,352	$—	$874,452
Intersegment revenue	35,005	2,638	—	37,643
Earnings (loss) before income taxes	121,871	954	(15,000)	107,825
Total assets	539,093	50,462	132,139	721,694
6. Financial Instruments and Risk Management
The Company follows SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (FASB ASC Topic 820), which, among other things, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of September 12, 2009 and September 6, 2008, a liability of $3,834,000 and an asset of $2,894,000, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with SFAS No. 157, these assets and liabilities fall within Level 2 of the fair value hierarchy. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 12, 2009.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
Effective January 4, 2009, the Company adopted the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) (FASB ASC Section 820-10-65). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective January 4, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, (“SFAS No. 161”) (FASB ASC Topic 815), which is intended to improve transparency in financial reporting. As required by SFAS No. 161, the Company enhanced its disclosure relating to derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.
The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138, and 161 (FASB ASC Topic 815), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At September 12, 2009 and September 6, 2008, foreign currency forward exchange contracts with a notional value of $55,407,000 and $47,603,000, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of products sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the quarters ended September 12, 2009 and September 6, 2008. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the 12 weeks ended September 12, 2009 and September 6, 2008, the Company recognized a loss of $2,031,000 and a gain of $293,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended September 12, 2009 and September 6, 2008, the Company reclassified a loss of $1,161,000 and a gain of $946,000, respectively, from accumulated other comprehensive income (loss) into cost of products sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 36 weeks ended September 12, 2009 and September 6, 2008, the Company recognized a gain of $1,136,000 and a loss of $1,233,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 36 weeks ended September 12, 2009 and September 6, 2008, the Company reclassified a loss of $5,148,000 and a gain of $2,256,000, respectively, from accumulated other comprehensive income (loss) into cost of products sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
The Company’s other financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at September 12, 2009. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and because interest rates approximate current market rates for debt. The Company does not hold or issue financial instruments for trading purposes.
The Company does not generally require collateral or other security on trade accounts and notes receivable.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (FASB ASC Topic 718). The Company recognized compensation costs of $2,326,000 and $6,356,000, respectively, and related income tax benefits of $661,000 and $1,579,000, respectively, for grants under its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 12, 2009. For the 12 and 36 weeks ended September 6, 2008, the Company recognized compensation costs of $1,960,000 and $5,873,000, respectively, and related income tax benefits of $438,000 and $1,237,000, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 12, 2009 and September 6, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 36 weeks ended September 12, 2009 and September 6, 2008 was $4.38 and $5.68 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		36 Weeks Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Expected market price volatility (1)	37.0%	30.9%	34.8%	28.8%
Risk-free interest rate (2)	2.0%	3.0%	1.6%	2.5%
Dividend yield (3)	2.1%	1.7%	1.8%	1.6%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 163,756 and 979,825 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 36 weeks ended September 12, 2009, respectively. The Company cancelled 3,800 and 15,634 shares of common stock for restricted stock awards as a result of forfeitures during the 12 and 36 weeks ended September 12, 2009, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
8. Pension Expense
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows (thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	September 12,	September 6,	September 12,	September 6,
	2009	2008	2009	2008
Service cost pertaining to benefits earned during the period	$1,046	$1,122	$3,201	$3,365
Interest cost on projected benefit obligations	2,756	2,635	8,433	7,903
Expected return on pension assets	(2,444)	(3,212)	(7,480)	(9,635)
Net amortization loss	2,149	915	6,577	2,746

Net pension expense	$3,507	$1,460	$10,731	$4,379

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
Pursuant to certain of the Company’s lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions require the Company to indemnify and reimburse the third parties for specified costs, including but not limited to adverse judgments in lawsuits, taxes and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent upon the occurrence of future unknown events.
The Company has future minimum royalty and other obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows (thousands of dollars):

	2009	2010	2011	2012	2013	Thereafter
Minimum royalties	$1,328	$1,544	$1,772	$970	$999	$1,029
Minimum advertising	2,121	2,208	2,275	2,343	2,413	1,125
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $702,000 and $2,046,000, respectively, for the 12 and 36 weeks ended September 12, 2009. The Company has met the minimum royalty requirements for 2009. For the 12 and 36 weeks ended September 6, 2008, the Company incurred royalty expense of $916,000 and $2,270,000, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $733,000 and $1,782,000, respectively, for the 12 and 36 weeks ended September 12, 2009. For the 12 and 36 weeks ended September 6, 2008, the Company incurred advertising expense of $834,000 and $2,418,000, respectively.
10. Restructuring and Other Transition Costs
On January 8, 2009 the Company announced a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. The Company is consolidating key manufacturing, distribution and global operations functions. On October 7, 2009, the Company announced that this plan has been expanded to include consolidating domestic manufacturing into the Company’s Big Rapids, Michigan facility and significant improvements in the Outdoor Group’s footwear and apparel product creation activities. The total costs to implement these programs are now expected to be $35,000,000 to $38,000,000. The Company expects to complete the restructuring plan in the first half of 2010. The amount expected to be incurred during 2009 is estimated to range from $33,000,000 to $36,000,000. These estimates are preliminary and differences may arise between these estimates and the actual costs incurred. The Company incurred restructuring and other transition costs of $5,088,000 ($3,735,000 on an after-tax basis), or $0.08 per diluted share, and $27,465,000 ($19,500,000 on an after-tax basis), or $0.40 per diluted share, for the 12 and 36 weeks ended September 12, 2009, respectively.
The following is a summary of the restructuring and other transition costs recorded as of September 12, 2009 (thousands of dollars):

	12 Weeks Ended	36 Weeks Ended
	September 12,	September 12,
	2009	2009

Restructuring	$3,567	$22,771
Other transition costs	1,521	4,694

Total restructuring and other transition costs	$5,088	$27,465

Restructuring
The Company incurred restructuring charges of $3,567,000 ($2,618,000 on an after-tax basis), or $0.05 per diluted share, for the 12 weeks ended September 12, 2009. The Company incurred restructuring charges of $22,771,000 ($16,167,000 on an after-tax basis), or $0.33 per diluted share, for the 36 weeks ended September 12, 2009.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs (thousands of dollars):

		Non-cash
	Severance	charges related		Consulting
	and employee	to property and	Facility exit	and other
	related	equipment	costs	restructuring	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Charges incurred	10,971	6,196	689	1,348	19,204
Amounts paid or utilized	(8,587)	(6,196)	(23)	(1,283)	(16,089)

Balance at June 20, 2009	$2,384	$—	$666	$65	$3,115
Charges incurred	2,049	754	467	297	3,567
Amounts paid or utilized	(596)	(754)	(305)	(259)	(1,914)

Balance at September 12, 2009	$3,837	$—	$828	$103	$4,768

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) (FASB ASC Topic 420), have been included in the Company’s consolidated condensed statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to inventory markdowns resulting from closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. Other transition costs for the 12 and 36 weeks ended September 12, 2009, were $1,521,000 ($1,116,000 on an after-tax basis) and $4,694,000 ($3,333,000 on an after-tax basis), respectively.
11. Business Acquisitions
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of $1,669,000 cash, a $1,669,000 note payable over three years and contingent consideration of $948,000. The Company acquired assets valued at $309,000, consisting primarily of property, plant, and equipment and inventory, and assumed operating liabilities valued at $328,000, resulting in goodwill and intangibles of $4,304,000 at September 12, 2009. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.
On January 22, 2009, the Company acquired the Chaco® footwear brand and certain assets for cash of $6,910,000 and assumed operating liabilities valued at $4,662,000. The Company acquired assets valued at $3,912,000, consisting primarily of accounts receivable and inventory. The purchase resulted in goodwill and intangibles recorded at September 12, 2009 of $7,660,000.
Using the purchase method of accounting, the purchase price in each of these acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective date of the acquisition. The excess purchase price over the assets and liabilities is recorded as goodwill. The purchase price allocation was finalized during the third quarter of 2009 and a final determination of all purchase accounting adjustments was made upon finalization of asset valuations and acquisition costs. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. Both of the brands have been consolidated into the Company’s results of operations since their respective acquisition dates.
12. New Accounting Standards
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”) (FASB ASC Section 715-20-65). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2009 for the Company). Upon initial application, the additional disclosure under FSP SFAS No. 132(R)-1 is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 will not affect the Company’s consolidated financial condition, results of operations, or cash flows.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 12, 2009 and September 6, 2008
In April 2009, the FASB issued Staff Position FAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”) (FASB ASC Section 825-10-65), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP No. 107-1 and APB No. 28-1 are expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has been disclosing this information on an interim basis and the adoption did not affect the Company’s consolidated financial condition, results of operations, or cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (FASB ASC Topic 855). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption did not affect the Company’s consolidated financial condition, results of operations, or cash flows.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”) (FASB ASC Topic 105). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 (year ending January 2, 2010 for the Company).

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
The Company has encountered a difficult economic environment, affecting consumer spending, in most of its major markets in 2009, and expects this environment will continue over the balance of the year. Furthermore, foreign exchange volatility has had a negative impact on the Company’s results thus far in 2009, and the Company cannot predict how the U.S. dollar will fare against the British pound, euro and Canadian dollar over the balance of 2009. The Company is proactively taking actions to reduce costs through its strategic restructuring plan, deliver revenue growth via its January 2009 acquisitions of the Chaco® and CusheTM brands and improve profitability through a thorough examination of all profit levers. To date, 2009 has presented challenges, but the Company planned for tough market conditions and believes that it has taken appropriate measures to combat global uncertainty. The Company remains focused on building strong global lifestyle brands that have a competitive advantage, even in a challenging worldwide economy.
FINANCIAL HIGHLIGHTS
The following represents selected financial performance measures for the third quarter of 2009:
•
Revenue for the third quarter of 2009 was $286.8 million, a 10.1% decrease over third quarter 2008 revenue of $318.9 million, with the substantial strengthening of the U.S. dollar contributing to approximately one-third of the revenue decline.

•
Diluted earnings per share for the third quarter of 2009 were $0.54 per share compared to $0.62 per share for the same quarter in the prior year, including the impact of $0.08 per share of non-recurring restructuring and other transition costs.

•	Accounts receivable decreased 7.1% in the third quarter of 2009 compared to the third quarter of 2008 due in part to the 10.1% decrease in revenue.
•	Inventory decreased 5.2% in the third quarter of 2009 compared to the third quarter of 2008.
•	The Company ended the third quarter of 2009 with $78.5 million of cash on hand and interest-bearing debt of $11.6 million.
•	The Company declared a quarterly cash dividend of $0.11 per share in the third quarter of 2009, payable on November 2, 2009 to stockholders of record on October 1, 2009.

RECENT DEVELOPMENTS
Strategic Restructuring Plan
On January 7, 2009, the Board of Directors of Company approved a strategic restructuring plan focused on generating efficiencies in supply chain, distribution and backroom functions. This plan will allow the Company to create significant operating efficiencies, improve its supply chain, and create a stronger global platform. On October 7, 2009, the Company announced that two initiatives in its restructuring plan had been expanded to include consolidating domestic manufacturing into the Company’s Big Rapids, Michigan facility and significant improvements in the Outdoor Group’s footwear and apparel product creation activities. The Company now estimates that the total implementation costs relating to the strategic restructuring plan will range from $35 million to $38 million, and all initiatives will be completed in the first half of 2010. Approximately $10 million to $11 million of the estimated costs represent non-cash charges. Year-to-date through the third quarter, $27.5 million of restructuring and other transition costs have been incurred. It is currently estimated that approximately $5.5 million to $8.5 million of restructuring and other transition costs will be incurred in the fourth quarter of 2009. Continuing annualized pretax benefits once all initiatives are fully implemented are estimated to range from $19 million to $21 million, compared to a previous estimate (before the two expanded initiatives were announced) of $17 million to $19 million. The Company estimates that approximately $3.9 million in pre-tax benefits relating to the strategic restructuring plan are reflected in the third quarter’s results and $9.3 million have been realized year-to-date.
The Company incurred non-recurring restructuring and other transition costs of approximately $5.1 million, or $0.08 per diluted share, for the twelve weeks ended September 12, 2009.
Effective Tax Rate
The effective tax rate in the third quarter decreased to 26.6%, reflecting the year-to-date benefits from the implementation of tax planning strategies, related primarily to the Company’s international operations.

The following is a discussion of the Company’s results of operations and liquidity and capital resources for the third quarter of 2009. This section should be read in conjunction with the consolidated condensed financial statements and notes.
RESULTS OF OPERATIONS — THIRD QUARTER 2009 COMPARED TO THIRD QUARTER 2008
FINANCIAL SUMMARY — THIRD QUARTER 2009 VERSUS THIRD QUARTER 2008

	2009		2008		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$262.8	91.6%	$292.5	91.7%	$(29.7)	(10.1%)
Other business units	24.0	8.4%	26.4	8.3%	(2.4)	(9.1%)

Total Revenue	$286.8	100.0%	$318.9	100.0%	$(32.1)	(10.1%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$103.7	39.5%	$119.9	41.0%	$(16.2)	(13.5%)
Other business units	10.3	42.8%	8.8	33.5%	1.5	16.1%

Total Gross Profit	$114.0	39.7%	128.7	40.4%	$(14.7)	(11.5%)

Selling, general and administrative expenses	$74.0	25.8%	$82.4	25.8%	$(8.4)	(10.2%)
Restructuring and other transition costs	3.8	1.3%	—	0.0%	3.8	100.0%

Operating Expenses	$77.8	27.1%	$82.4	25.8%	$(4.6)	(5.6%)

Interest expense — net	$0.0	0.0%	$0.3	0.1%	$(0.3)	(100.0%)
Other (income) expense — net	(0.3)	(0.1%)	(0.9)	(0.3%)	0.6	62.2%
Earnings before income taxes	$36.5	12.7%	$46.9	14.7%	$(10.4)	(22.2%)

Net earnings	$26.8	9.3%	$31.2	9.8%	$(4.4)	(14.1%)

Diluted net earnings per share	$0.54	—	$0.62	—	$(0.08)	(12.9%)
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units, consisting of the Outdoor Group (consisting of the Merrell®, Chaco® and Patagonia® Footwear brands), the Wolverine Footwear Group (consisting of the Wolverine®, HyTest®, Bates® and certain private label branded products), the Heritage Brands Group (consisting of the Cat® Footwear, Harley-Davidson® Footwear and Sebago® brands) and The Hush Puppies Company (consisting of the Hush Puppies®, Soft Style®, and CusheTM brands). The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail and Wolverine Leathers (comprised of the leathers and procurement operations). The following is supplemental information on total revenue:

TOTAL REVENUE — THIRD QUARTER

	2009		2008		Change
		% of		% of
(Millions of dollars)	$	Total	$	Total	$	%
Outdoor Group	$114.8	40.0%	$123.1	38.6%	$(8.3)	(6.7%)
Heritage Brands Group	55.3	19.3%	64.5	20.2%	(9.2)	(14.2%)
Wolverine Footwear Group	53.4	18.6%	59.4	18.6%	(6.0)	(10.2%)
The Hush Puppies Company	36.4	12.7%	42.4	13.3%	(6.0)	(14.1%)
Other	2.9	1.0%	3.1	1.0%	(0.2)	(7.5%)

Total branded footwear, apparel and licensing
Revenue	$262.8	91.6%	$292.5	91.7%	$(29.7)	(10.1%)
Other business units	24.0	8.4%	26.4	8.3%	(2.4)	(9.1%)

Total revenue	$286.8	100.0%	$318.9	100.0%	$(32.1)	(10.1%)

REVENUE
Revenue for the third quarter of 2009 decreased $32.1 million from the third quarter of 2008 to $286.8 million. The impact of translating foreign denominated revenue to U.S. dollars decreased revenue by $10.1 million. Declines in unit volume for the branded footwear, apparel and licensing operations, partially offset by price increases for selected brands, caused revenue to decrease $19.6 million. Revenue from the other business units decreased $2.4 million. International revenue represented 42.9% of total revenue in the third quarter of 2009 compared to 43.5% in the third quarter of 2008, with the decline resulting primarily from the stronger U.S. dollar.
The Outdoor Group generated revenue of $114.8 million for the third quarter of 2009, an $8.3 million decrease from the third quarter of 2008. The Merrell® brand’s revenue in the third quarter of 2009 decreased at a high single-digit rate compared to the third quarter of 2008, due to the strengthening of the U.S. dollar and soft retail conditions in many of the brand’s major markets. Patagonia® Footwear’s revenue decreased at a rate in the mid teens in the third quarter of 2009 compared to the third quarter of 2008, due primarily to tough economic conditions. Revenue from the recently acquired Chaco® brand contributed to the group’s overall revenue performance in the quarter.
The Heritage Brands Group had revenue of $55.3 million in the third quarter of 2009, a $9.2 million decrease compared to the third quarter of 2008. Cat® Footwear’s revenue in the third quarter of 2009 decreased at a rate in the low teens compared to the prior year, reflecting the impact of the stronger U.S. dollar on the brand’s extensive international operations as well as negative economic conditions in most of its major markets. Harley-Davidson® Footwear’s revenue declined in the third quarter of 2009 at a mid twenties rate compared to the third quarter of 2008 due primarily to soft retail conditions. The Sebago® brand’s revenue also declined in the third quarter at a rate in the low teens due to weaker consumer spending and the stronger U.S. dollar.
The Wolverine Footwear Group recorded $53.4 million in revenue for the third quarter of 2009, a $6.0 million decrease from the third quarter of 2008. Revenue for the Wolverine® brand declined at a rate in the mid-single digits over the prior year due to negative economic conditions in the U.S. work sector. Revenue from the Bates® footwear business in the third quarter of 2009 declined from the third quarter of 2008 at a rate in the mid-single digits as a result of the earlier timing of shipments to the U.S. military. HyTest®’s revenue for the third quarter of 2009 declined at a rate in the low forties from the third quarter of 2008 due to continued difficulties in the U.S. manufacturing sector and related workforce reductions, resulting in decreased demand for safety footwear products.
The Hush Puppies Company recorded revenue of $36.4 million in the third quarter of 2009, a $6.0 million decrease from the third quarter of 2008. Hush Puppies® revenue in the third quarter of 2009 decreased at a rate in the mid teens due primarily to customer bankruptcies, consolidations of key retailers caused by weaker consumer spending and the strengthening of the U.S. dollar compared to the third quarter of 2008. Soft Style® experienced a revenue decline at a rate in the mid-twenties in the third quarter as a result of a weak retail environment and a reduction in shipments driven by production delays from third party factories. Revenue generated by the recently acquired CusheTM brand partially offset these revenue declines, with a very modest contribution to the unit’s revenue for the third quarter of 2009.

Within the Company’s other business units, Wolverine Retail’s revenue increased in the third quarter of 2009 at a rate in the mid teens compared to the third quarter of 2008. Wolverine Retail operated 94 retail stores worldwide at the end of the third quarter of 2009 compared to 90 at the end of the third quarter of 2008. The increase in revenue is due to the increase in the number of stores, increased eCommerce business, and increases in comparable stores sales performance. Wolverine Leathers revenue decreased at a rate in the high forties in the third quarter of 2009 compared to the third quarter of 2008 due to a decline in demand for its proprietary products and a significant decline in the market price for finished leather.
GROSS MARGIN
The gross margin for the third quarter of 2009 of 39.7% was 70 basis points lower than the gross margin for the third quarter of 2008. Non-recurring restructuring and other transition costs of $1.3 million included in cost of products sold in the third quarter of 2009 accounts for 50 basis points of the decrease. The remainder of the decrease resulted from increases in product costs and the impact of translating foreign currencies to the U.S. dollar.
OPERATING EXPENSES
Operating expenses of $77.8 million for the third quarter of 2009 decreased $4.6 million from $82.4 million for the third quarter of 2008. The decrease was related to lower general and administrative costs resulting from the Company’s restructuring and cost-savings initiatives of $3.9 million, the impact of a stronger U.S. dollar of $2.1 million, and decreases in variable operating expenses (such as selling commissions and distribution costs). These decreases were partially offset by non-recurring restructuring and other transition costs of $3.8 million, operating expenses associated with recently acquired brands of $0.8 million, and increased pension expense of $2.0 million.
INTEREST, OTHER AND TAXES
The decrease in net interest expense reflected lower outstanding debt as a result of the repayment in full of the Company’s senior notes during the fourth quarter of 2008 and lower average balances outstanding on the Company’s revolving line of credit.
The decrease in other (income) expense resulted primarily from the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the third quarter of 2009 was 26.6% compared to 33.5% for the third quarter of 2008. The reduced rate reflects a higher portion of earnings from foreign jurisdictions with lower tax rates, tax benefits from the strategic restructuring plan, the extension of the Federal research and development tax credit by the U.S. Congress in the fourth quarter of 2008, and the current year-to-date benefits from new tax planning strategies, related primarily to the Company’s international operations. The Company estimates the full year effective tax rate for 2009 to be approximately 29.0%, which is lower than the previous estimate of 32.3%, due to the implementation of tax planning strategies, related primarily to the Company’s international operations.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $26.8 million for the third quarter of 2009, compared to $31.2 million in the third quarter of 2008, a decrease of $4.4 million.
Diluted net earnings per share decreased 12.9% in the third quarter of 2009 to $0.54 from $0.62 in the third quarter of 2008. The decrease attributable to lower net earnings is partially offset by fewer average shares outstanding in the third quarter of 2009 compared to the third quarter of 2008 as a result of repurchases of the Company’s common stock over the prior twelve months.

RESULTS OF OPERATIONS — FIRST THREE QUARTERS OF 2009 COMPARED TO FIRST THREE QUARTERS OF 2008
FINANCIAL SUMMARY — FIRST THREE QUARTERS OF 2009 VERSUS FIRST THREE QUARTERS OF 2008

	2009		2008		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$716.0	90.8%	$796.1	91.0%	$(80.1)	(10.1%)
Other business units	72.5	9.2%	78.4	9.0%	(5.9)	(7.5%)

Total Revenue	$788.5	100.0%	$874.5	100.0%	$(86.0)	(9.8%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$283.5	39.6%	$326.3	41.0%	$(42.8)	(13.1%)
Other business units	25.4	35.0%	26.4	33.7%	(1.0)	(3.8%)

Total Gross Profit	$308.9	39.2%	$352.7	40.3%	$(43.8)	(12.4%)

Selling, general and administrative expenses	$222.2	28.2%	$244.2	27.9%	$(22.0)	(9.0%)
Restructuring and other transition costs	22.8	2.9%	—	0.0%	22.8	100.0%

Operating Expenses	$245.0	31.1%	$244.2	27.9%	$0.8	0.3%

Interest (income) expense — net	$0.2	0.0%	$0.7	0.1%	$(0.5)	66.9%
Other expense — net	0.0	0.0%	0.0	0.0%	0.0	nm
Earnings before income taxes	$63.7	8.1%	$107.8	12.3%	$(44.1)	(41.0%)

Net Earnings	$45.2	5.7%	$71.7	8.2%	$(26.5)	(37.0%)

Diluted net earnings per share	$0.91	—	$1.41	—	$(0.50)	(35.5%)
The following is supplemental information on total revenue:
Total Revenue — First Three Quarters

	2009		2008		Change
		% of		% of
(Millions of dollars)	$	Total	$	Total	$	%
Outdoor Group	$305.8	38.8%	$318.0	36.4%	$(12.2)	(3.8%)
Wolverine Footwear Group	156.5	19.8%	177.7	20.3%	(21.2)	(12.0%)
Heritage Brands Group	146.5	18.6%	174.1	19.9%	(27.6)	(15.8%)
The Hush Puppies Company	98.2	12.5%	117.5	13.4%	(19.3)	(16.4%)
Other	9.0	1.1%	8.8	1.0%	0.2	2.8%

Total branded footwear, apparel and licensing revenue	$716.0	90.8%	$796.1	91.0%	$(80.1)	(10.1%)
Other business units	72.5	9.2%	78.4	9.0%	(5.9)	(7.5%)

Total revenue	$788.5	100.0%	$874.5	100.0%	$(86.0)	(9.8%)

REVENUE
Revenue for the first three quarters for 2009 decreased $86.0 million from the first three quarters of 2008 to $788.5 million. The impact of translating foreign-denominated revenue to U.S. dollars decreased revenue by $40.8 million. Declines in unit volume for the branded footwear, apparel and licensing operations, partially offset by price increases for selected brands caused revenue to decrease $39.3 million. Revenue from the other business units decreased $5.9 million. International revenue represented 39.6% of total revenue for the 36 weeks ended September 12, 2009 compared to 42.2% for the 36 weeks ended September 6, 2008, with the decline resulting primarily from the stronger U.S. dollar.
The Outdoor Group recorded revenue of $305.8 million for the first three quarters of 2009, a $12.2 million decrease over the first three quarters of the prior year. The Merrell® brand’s revenue decreased at a high single-digit rate compared to the first three quarters of 2008, primarily as a result of the strengthening of the U.S. dollar and soft retail conditions in many of the brand’s major markets. This decline was partially offset by Patagonia® Footwear’s low single-digit revenue increase and revenue from the recently acquired Chaco® brand.
The Wolverine Footwear Group generated revenue of $156.5 million during the first three quarters of 2009, a $21.2 million decrease from the first three quarters of 2008. The Wolverine® brand realized a mid single-digit decrease in revenue during the first three quarters of 2009 compared to the first three quarters of 2008 due primarily to a challenging retail environment. The Bates® uniform footwear business realized a decrease in revenue at a rate in the mid teens due primarily to planned reduction in purchases by the U.S. Department of Defense. HyTest®’s revenue declined at a rate in the low thirties due to negative economic conditions in the U.S. market and related workforce reductions, resulting in decreased demand for safety footwear products.
The Heritage Brands Group recorded revenue of $146.5 million for the first three quarters of 2009, a $27.6 million decrease over the first three quarters of the prior year. Cat® Footwear’s revenue decreased at a rate in the high teens compared to the first three quarters of 2008, reflecting the impact of the stronger U.S. dollar on the reported results of the brand’s extensive international operations. Harley-Davidson® Footwear revenue decreased at rate in the low teens due primarily to a weak retail environment and the continued impact of the modification of the brand’s distribution strategy in the U.S. market that started in 2008. The Sebago® brand experienced a decline in revenue at a rate in the mid teens for the first three quarters of 2009, compared to the first three quarters of 2008, as a result of tough economic conditions in many of the brand’s most important markets and the stronger U.S. dollar.
The Hush Puppies Company recorded revenue of $98.2 million in the first three quarters of 2009, a $19.3 million decrease from the first three quarters of 2008. Hush Puppies® revenue decreased at a rate in the mid teens due primarily to customer bankruptcies, consolidations of key retailers caused by weaker consumer spending, and the strengthening of the U.S. dollar compared to the first three quarters of 2008. The Soft Style® brand experienced a decline in revenue at a rate in the high twenties as a result of a weak retail environment and production delays at third-party factories. Revenue generated by the recently acquired CusheTM brand partially offset these revenue declines with its contribution to the group’s revenue for the first three quarters of 2009.
Within the Company’s other business units, Wolverine Retail’s revenue increased in the first three quarters of 2009 at a mid single-digit rate compared to the first three quarters of 2008. Wolverine Retail operated 94 retail stores worldwide at the end of the third quarter of 2009 compared to 90 at the end of the third quarter of 2008 The increase in revenue is due to the increase in the number of stores and increases in eCommerce business. Revenue from the Wolverine® Leathers operation decreased at a rate in the mid twenties in the first three quarters of 2009 as compared to the first three quarters of 2008 due to a decline in demand for its proprietary products and a significant decline in the market price for finished leather.
GROSS MARGIN
The gross margin for the first three quarters of 2009 was 39.2%, a 110 basis point decrease from the first three quarters of 2008. Non-recurring restructuring and other transition costs of $4.6 million included in cost of products sold in the first three quarters of 2009 accounted for 60 basis points of the decline, with the remainder of the decrease resulting from expected increases in product and freight costs, increased sales of lower margin product during the first three quarters of 2009 and the impact of translating foreign currencies.

OPERATING EXPENSES
Operating expenses of $245.0 million for the first three quarters of 2009 increased $0.8 million from $244.2 million for the first three quarters of 2008. The increase was related to non-recurring restructuring and other transition costs of $22.8 million, operating expenses associated with recently acquired brands of $5.5 million, and increased pension expense of $6.0 million. These increases were offset by the impact of foreign exchange of $9.9 million, lower general and administrative costs as a result of the Company’s restructuring and cost-savings initiatives, as well as significant decreases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs.
INTEREST, OTHER & TAXES
The decrease in net interest expense reflected lower outstanding debt as a result of the repayment in full of the Company’s senior notes during the fourth quarter of 2008 and lower average balances outstanding on the Company’s revolving line of credit.
The decrease in other expense is primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first three quarters of 2009 was 29.0% compared to 33.5% for the first three quarters of 2008. The reduced rate reflects a higher portion of earnings from foreign jurisdictions with lower tax rates, tax benefits from the strategic restructuring plan, the extension of the Federal research and development tax credit by the U.S. Congress in the fourth quarter of 2008, and the cumulative year-to-date benefits from new tax planning strategies, related primarily to the Company’s international operations. The Company estimates the full year effective tax rate for 2009 to be approximately 29.0%, which is lower than the previous estimate of 32.3%, due to the implementation of tax planning strategies, related primarily to the Company’s international operations.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $45.2 million for the first three quarters of 2009, compared to $71.7 million in the first three quarters of 2008, a decrease of $26.5 million.
Diluted net earnings per share decreased 35.5% in the first three quarters of 2009 to $0.91 from $1.41 in the first three quarters of 2008. The decrease is attributable to lower net earnings and was partially offset by fewer average shares outstanding in the first three quarters of 2009 compared to the first three quarters of 2008, due to repurchases of the Company’s common stock.
LIQUIDITY AND CAPITAL RESOURCES

				Change from
	September 12,	January 3,	September 6,	January 3,	September 6,
(Millions of dollars)	2009	2009	2008	2009	2008
Cash and cash equivalents	$78.5	$89.5	$74.3	$(11.0)	$4.2
Accounts receivable	223.5	167.9	240.5	55.6	(17.0)
Inventories	184.0	196.8	194.1	(12.8)	(10.1)
Accounts payable	42.0	45.3	54.3	(3.3)	(12.3)
Accrued salaries and wages	21.0	22.7	17.2	(1.7)	3.8
Accrued pension liabilities	2.0	28.1	1.8	(26.1)	0.2
Restructuring reserve	4.8	—	—	4.8	4.8
Other accrued liabilities	78.6	35.7	69.0	42.9	9.6
Debt	11.6	59.5	81.6	(47.9)	(70.0)

Cash provided by operating activities	$71.1		$29.4		$41.7
Additions to property, plant and equipment	7.4		12.6		(5.2)
Depreciation and amortization	13.0		14.0		(1.0)
Accounts receivable decreased 7.1% compared to the third quarter of 2008 due in part to a 10.1% decrease in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 12, 2009. Inventory levels decreased 5.2% from the same quarter last year. The decrease in inventory levels was primarily driven by the Company’s efforts to realize meaningful reductions in inventory without negatively impacting gross margin.

The decrease in accounts payable in the third quarter of 2009 compared to the third quarter of 2008 was primarily attributable to decreases in inventory purchases from contract suppliers as a result of the inventory pre-buys in the fourth quarter of 2008 and inventory reduction plans.
The restructuring reserve in connection with the strategic restructuring plan implemented by the Company in January 2009 is comprised primarily of severance and employee-related costs.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings of a maximum of $150.0 million. The revolving credit facility is used to support working capital requirements and other business needs. The amounts outstanding under the revolving credit facility were $9.9 million and $70.9 million at September 12, 2009 and September 6, 2008, respectively. The Company considers these balances to be short-term in nature. The Company was in compliance with all debt covenant requirements at September 12, 2009 and September 6, 2008. Proceeds from the existing credit facility along with cash flows from operations are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The decrease in debt at September 12, 2009 as compared to September 6, 2008 was primarily due to the final payment of the Company’s senior notes in the fourth quarter of 2008. The Company had commercial letter-of-credit facilities outstanding of $0.2 million and $1.4 million at September 12, 2009 and September 6, 2008, respectively. The total debt to total capital ratio for the Company was 2.4% at the end of the third quarter of 2009, 15.0% at the end of the third quarter of 2008 and 12.2% at the end of fiscal year 2008.
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 406,200 shares at an average price of $13.77 per share during the first quarter of 2009 under the program. No shares were repurchased in the second or third quarters of 2009. As of September 12, 2009, the Company was authorized to repurchase an additional 199,996 shares under the program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.
The Company declared dividends of $5.4 million in the third quarter of 2009, or $0.11 per share. This is comparable to the $0.11 per share declared in the third quarter of 2008. The quarterly dividend is payable on November 2, 2009 to stockholders of record on October 1, 2009.
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
Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB ASC Topic 815), as amended by SFAS Nos. 137, 138 and 161, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada, where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with inventory purchases made by non-U.S. wholesale operations in U.S. dollars in the normal course of business. At September 12, 2009 and September 6, 2008, the Company had outstanding forward currency exchange contracts to purchase $55.4 million and $47.6 million, respectively, of U.S. dollars with maturities ranging up to 308 days. The increase in outstanding forward currency exchange contracts reflects a change in the Company’s hedging policy, which was extended from 9 months to 12 months to better reflect the length of the buying cycle.
The Company also has production facilities in the Dominican Republic and sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees’ local currencies, but paid in U.S. dollars. Accordingly, the Company is subject to related foreign currency remeasurement gains and losses in 2009 and beyond.
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended September 12, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $6.8 million. For the quarter ended September 6, 2008, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $14.1 million. These changes resulted in cumulative foreign currency translation adjustments at September 12, 2009 and September 6, 2008 of $16.7 million and $20.0 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it is affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. The Company has not historically utilized interest rate swaps or similar hedging arrangements to fix interest rates; however, in 1998 the Company entered into an interest rate lock agreement to fix the interest rate prior to the issuance of 6.5% senior notes in the amount of $75 million. The contract was settled in 1998 and resulted in a prepayment of interest of $2.2 million that was amortized over the term of the senior notes. These notes were fully repaid during 2008 and, as such, there was no remaining unamortized balance at September 12, 2009. The amortization of the prepayment created an effective interest rate of 6.78% on the senior notes.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 12, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number
			of	Maximum
			Shares	Number
			Purchased	of Shares that
			as Part of	May
	Total		Publicly	Yet Be Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or
Period	Purchased	per Share	Programs	Programs
Period 1 (June 21, 2009 to July 18, 2009)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	88	22.08	—	—
Period 2 (July 19, 2009 to August 15, 2009)
Common Stock Repurchase Program(1)	—	—	—	199,996
Employee Transactions(2)	5,930	23.30	—	—
Period 3 (August 16, 2009 to September 12, 2009)
Common Stock Repurchase Program(1)	—	—	—	199,996
Employee Transactions(2)	—	—	—	—
Total for Quarter ended September 12, 2009
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	6,018	23.28	—	—
The reported periods conform to the Company’s fiscal calendar. The third quarter contained three 28-day periods.

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

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certification pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

October 22, 2009 Date	/s/ Blake W. Krueger Blake W. Krueger
Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

October 22, 2009 Date	/s/ Donald T. Grimes Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certification pursuant to 18 U.S.C. § 1350.