Form 10-K
period 2010-01-02
WOLVERINE WORLD WIDE INC /DE/
filed 2010-03-03
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-6024
WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1185150 (I.R.S. Employer Identification No.)

9341 Courtland Drive N.E., Rockford, Michigan	49351
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 866-5500
Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 19, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $1,061,976,492.
Number of shares outstanding of the registrant’s Common Stock, $1 par value (excluding shares of treasury stock) as of February 26, 2010: 49,801,541.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 22, 2010 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” — which are, statements relating to future events. Forward-looking statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;

•	changes in consumer preferences or spending patterns;

•	changes in local, domestic or international economic and market conditions;

•	the impact of competition and pricing by the Company’s competitors;

•	the cost and availability of inventories, services, labor and equipment furnished to the Company;

•	the ability of the Company to manage and forecast its growth and inventories;

•	increased costs of future pension funding requirements;

•	changes in duty structures in countries of import and export;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;

•	foreign currency fluctuations compared to the U.S. dollar;

•	changes in monetary controls and valuations of the Chinese yuan relative to the U.S. dollar;

•	the risk of doing business in developing countries and economically volatile areas;

•	the cost and availability of contract manufacturers;

•	the cost and availability of raw materials, including leather and petroleum-based materials;

•	changes in planned consumer demand or at-once orders;

•	loss of significant customers;

•	customer order cancellations;

•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;

•	the impact of a global recession on demand for the Company’s products;

•	the impact of limited credit availability on the Company’s suppliers, distributors and customers;

•	the success of Merrell® Apparel and consumer-direct business initiatives;

•	changes in business strategy or development plans;

•	integration of operations of newly acquired businesses;

•	relationships with international distributors and licensees;

•	the ability to secure and protect trademarks, patents and other intellectual property;

•	technological developments;

•	the ability to attract and retain qualified personnel;

•	the size and growth of footwear markets;

•	service interruptions at shipping and receiving ports;

•	changes in the amount or severity of inclement weather;

•	changes due to the growth of Internet commerce;

•	the popularity of particular designs and categories of footwear;

•	the Company’s ability to adapt and compete in global apparel and accessory markets;

•	the ability to retain rights to brands licensed by the Company;

•	the impact of the Company’s restructuring plan on future operating results;

•	the Company’s ability to implement and recognize benefits from tax planning strategies;

•	the Company’s ability to meet at-once orders;

•	changes in government and regulatory policies;

•	retail buying patterns;

•	consolidation in the retail sector; and

•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism, international conflict, and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Other Risk Factors exist, and new Risk Factors emerge from time to time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
PART I

Item 1.	Business
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual, rugged outdoor and work footwear and over the last few years has extended certain of its footwear brands into casual, outdoor and work apparel. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.
Approximately 42.9 million pairs/units of the Company’s branded footwear and apparel were sold during fiscal 2009 in approximately 180 countries and territories around the world. The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. The Company believes that its primary competitive advantages are its well-recognized brand names, its patented proprietary designs and comfort technologies, its wide range of distribution channels and its diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.
The Company’s products are sold at numerous price points under a variety of brand names designed to appeal to most consumers of casual, work and outdoor footwear. The Company’s products are organized under four operating units: (i) the Wolverine Footwear Group, consisting of the Bates®, HyTest® and Wolverine® boots and shoes, and Wolverine® brand apparel, (ii) the Outdoor Group, consisting of Merrell®, Patagonia® and Chaco® footwear, and Merrell® brand apparel, (iii) the Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel, and (iv) The Hush Puppies Company, consisting of Hush Puppies® footwear, Soft Style® footwear and CusheTM footwear. The Company also licenses some of its brands for use on non-footwear products.
The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the Company’s business. The Company wholesales products domestically to a wide range of retail customers, including department stores, national chains, catalogs, specialty retailers, mass merchants and Internet retailers and to governments and municipalities. Many of the retailers carrying Wolverine products operate multiple storefront locations. The Company’s products are marketed worldwide in approximately 180 countries and territories through Company-owned wholesale operations, licensees and distributors.

For financial information regarding the Company, see the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. The Company has one reportable segment, Branded Footwear, Apparel, and Licensing. The Branded Footwear, Apparel, and Licensing segment engages in manufacturing, sourcing, licensing, marketing and distributing branded footwear and apparel, including casual shoes and apparel, dress shoes, boots, uniform shoes, work shoes and rugged outdoor footwear and apparel. The Company’s Other Business units consist of its retail operations and leather and pigskin procurement operations, which are described below. Financial information regarding the Company’s business segments and financial information by geographic area is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Annual Report on Form 10-K.
Branded Footwear, Apparel and Licensing
The Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, CusheTM, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago®, Soft Style® and Wolverine®. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company also markets Merrell®, Sebago®, and Wolverine® brand apparel and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys and Wolverine® brand eyewear and gloves.
The Company’s four branded footwear, apparel, and licensing operating units are described below.
1.
The Outdoor Group The Outdoor Group consists of Merrell® Footwear, Merrell® Apparel and accessories, Patagonia® Footwear and Chaco® Footwear. Outdoor Group products include performance outdoor and hiking footwear, casual and after-sport footwear and performance and casual Merrell® apparel.

Merrell® Footwear The Merrell® footwear line consists primarily of running, technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® footwear line also includes the “After-Sport” category, incorporating Merrell® Footwear’s technical hiking and outdoor expertise with Wolverine Performance Leathers™ and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® footwear products are sold primarily through outdoor specialty retailers, department stores and catalogs. Merrell® footwear is marketed in approximately 150 countries and territories worldwide.
Merrell® Apparel and Accessories The Merrell® apparel line consists primarily of technical outdoor and outdoor-inspired casual apparel and performance socks. In addition to Merrell® apparel, the Outdoor Group markets Merrell® accessories, including packs, bags and luggage.
Patagonia® Footwear Pursuant to an agreement with Lost Arrow Corporation, the Company has obtained the exclusive worldwide rights to manufacture, market, distribute and sell footwear under Patagonia® and other trademarks. The Patagonia® Footwear line focuses primarily on casual and outdoor performance footwear. Patagonia® is a registered trademark of Patagonia, Inc.
Chaco® Footwear The Company acquired Chaco® in January, 2009. The line is focused primarily on technical outdoor performance sandals. The Chaco® brand was launched in 1989 to meet the needs of the whitewater enthusiast and continues to focus on performance sandals for the outdoor enthusiast. Chaco® footwear is sold primarily through specialty outdoor retailers and department stores.
2.
Wolverine Footwear Group The Wolverine Footwear Group markets footwear and apparel products under the Wolverine® brand and footwear under the Bates® and HyTest® brands. Wolverine Footwear Group products feature performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

Wolverine® Footwear The Wolverine® brand offers high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 127 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies as well as the development of the Contour Welt® line have allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine® work product line features work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection, targeting industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCSTM and other technologies and comfort features into products designed for casual and outdoor sport use. The rugged casual line targets active lifestyles and includes trail shoes and outdoor sandals. The outdoor sport line is designed to meet the demands of hunters, fishermen and other active outdoor sports enthusiasts.
Wolverine® Apparel and Licensing The Wolverine Footwear Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Company licenses its Wolverine® brand for use on eyewear and gloves.
Bates® Uniform Footwear The Bates Uniform Footwear Division is an industry leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SR™, CoolTech, Wolverine iCSTM and other proprietary comfort technologies in the design of its military-style boots and oxfords. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and the militaries of several foreign countries to supply military footwear. Civilian uniform uses include police, security, postal, restaurant and other industrial occupations. Bates Uniform Footwear Division’s products are also distributed through specialty retailers and catalogs.
HyTest® Safety Footwear The HyTest® product line consists primarily of high-quality work boots and shoes that incorporate various specialty safety features, including steel toe, composite toe, metatarsal guards, electrical hazard, static dissipating and conductive footwear designed to protect against hazards of the workplace. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.
3.	The Heritage Brands Group The Heritage Brands Group consists of Cat® Footwear, Harley-Davidson® Footwear and the Sebago® product line.
Caterpillar® Footwear Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive worldwide rights to manufacture, market and distribute footwear under the Caterpillar®, Cat®, Cat & Design, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment enhances the reputation of its footwear for quality, ruggedness and durability. Cat® brand footwear products include work boots and shoes, sport boots, rugged casuals and lifestyle footwear, including lines of work and casual footwear featuring iTechnology™ and Hidden Tracks® comfort features. Cat® footwear products target work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 140 countries and territories worldwide. Cat®, Caterpillar®, Cat & Design and Walking Machines® are registered trademarks of Caterpillar Inc.
Harley-Davidson® Footwear Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive right to manufacture, market, distribute and sell Harley-Davidson® branded footwear throughout the world. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships, as well as through department stores and specialty retailers. Harley-Davidson® is a registered trademark of H-D Michigan, Inc.

Sebago® The Sebago® product line has been marketed since 1946 and consists primarily of performance nautical and American-inspired casual footwear for men and women, such as boat shoes and hand sewn loafers. Highly recognized Sebago® line extensions include Sebago Docksides®, Drysides™ and Athletic Marine. The Sebago® product line is marketed in approximately 115 countries and territories worldwide. The Sebago® manufacturing and design tradition of quality components, durability, comfort and “Americana” heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world. The Company also launched a classic and marine Sebago® apparel line in 2009.
4.	The Hush Puppies Company
Hush Puppies® Since 1958, the Hush Puppies® brand has been a leader in the casual footwear market. The brand offers shoes and boots for men, women and children, and is marketed in approximately 140 countries and territories. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort, style and value. In addition, the Hush Puppies® brand is licensed for use on certain items, including apparel, eyewear, handbags, socks, watches and plush toys.
Soft Style® The Soft Style® product line consists primarily of women’s dress and casual footwear.
CusheTM The Company acquired the CusheTM Footwear business in January 2009. The CusheTM business focuses on relaxed, design-led footwear for active men and women. The CusheTM Footwear business targets younger consumers and better-grade retailers with products ranging from sport casuals to sandals.
Other Businesses
In addition to manufacturing, sourcing, marketing and distributing the Company’s footwear and apparel products as reported in the branded footwear, apparel, and licensing segment, the Company also (i) operates 83 North American and 5 U.K.-based retail stores featuring footwear and apparel, (ii) operates a performance leathers business through its Wolverine Leathers Division, and (iii) purchases and cures raw pigskins for sale to various customers through its wholly-owned subsidiary Wolverine Procurement, Inc.
1.
Wolverine Retail. The Company operates 83 North American and 5 U.K.-based retail stores as of February 2010. These stores are operated under the Hush Puppies®, Hush Puppies and FamilySM, Track’N Trail®, Rockford Footwear Depot® and Merrell® names. Both the Rockford Footwear Depot® and Track’N Trail® retail formats carry a large selection of Company-branded products, featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Chaco®, CusheTM, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates Merrell® concept stores and Hush Puppies® concept stores, providing a platform to showcase these brands exclusively. In addition, the Company operates 23 direct-to-customer retail websites, including, www.merrell.com, www.catfootwear.com, www.hushpuppies.com, www.sebago.com, www.wolverine.com, www.chacousa.com, www.cushe.com and www.batesfootwear.com.

2.
The Wolverine Leathers Division. The Wolverine Leathers Division markets pigskin leather primarily for use in the footwear industry. The Company believes pigskin leather offers superior performance and advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s domestic footwear lines and many products offered by the Company’s international licensees and distributors.

3.
Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to the Wolverine Leathers Division and to outside customers for processing into pigskin leather products.

Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a consistent message for each of the Company’s core brands. Each brand group has dedicated marketing personnel who develop the marketing strategy for brands within that group. Marketing campaigns and strategies vary by brand and may target accounts and/or end users as they strive to increase awareness of, and affinity for, the Company’s branded products. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company’s products. Components of the brand-specific plans vary and may include print, radio and television advertising, social networking sites, event sponsorships, in-store point of purchase displays, promotional materials, and sales and technical assistance.
The Company’s brand groups provide its international licensees and distributors with creative direction and materials to convey consistent messages and brand images, including (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting on retail store layout and design. The Company believes its brand names provide a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.
Domestic Sales and Distribution
The Company uses a wide variety of domestic distribution channels and strategies to distribute its branded footwear products:
•
The Company uses a dedicated sales force and customer service team, advertising, point of purchase support and in-stock inventories to service department stores, national chains, specialty retailers, catalogs, independent retailers and uniform outlets.

•
Volume direct programs ship products directly to the retail customer without going through a Company distribution center and provide products at competitive prices with limited marketing support. These programs service major retail, mail order, mass merchant and government customers.

•	A network of independent Shoemobile® distribution outlets distributes the Company’s work and occupational footwear at industrial facilities.

•
The Company solicits all branches of the United States military and enters bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that are not required to be exercised.

In addition to its wholesale activities, the Company also operates a consumer-direct business as described above. The Company continues to develop new programs, both independently and with its retail customers, for the distribution of its products.
A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company’s revenue in fiscal 2009.
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
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom, Austria, Finland, France, Germany, Italy, the Netherlands, Spain, Sweden and Switzerland; (ii) sales to international distributors for certain markets and businesses; and (iii) royalty income from a network of third-party licensees and distributors. The Company’s owned operations are located in markets where the Company believes it can gain a strategic advantage by more directly controlling the sale into retail accounts. License and distribution arrangements enable the Company to develop sales in international markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

The Company continues to develop its network of licensees and distributors to market its footwear brands. The Company assists in designing products that are appropriate to each foreign market, but consistent with the global brand position. Independent licensees and distributors purchase goods from either the Company or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with Company standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and marketing support from the Company.
Manufacturing and Sourcing
The Company controls the majority of the units of footwear and apparel marketed globally under the Company’s brand names. The balance is controlled directly by the Company’s licensees. Of the units sourced and/or manufactured by the Company, approximately 93% are purchased or sourced from third parties, with the remainder produced at Company-operated facilities. The Company sources a majority of its footwear from a variety of foreign manufacturing facilities in the Asia-Pacific region, South America and India. The Company maintains offices in the Asia-Pacific region to facilitate and develop strategies for the sourcing and importation of quality footwear and apparel. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners & Sources” to require that its domestic and foreign manufacturers, licensees and distributors use ethical business standards, comply with all applicable health and safety laws and regulations, are committed to environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions, and do not use child or prison labor. Footwear produced by the Company is manufactured at Company-operated facilities located in Michigan and the Dominican Republic.
The Company’s owned manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to more quickly respond to market demand and reduce inventory risk, (ii) lower freight, shipping and duty costs for sales to certain markets, and (iii) more closely monitor product quality. The Company’s third party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source the highest quality raw materials from around the world, and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.
The Company’s principal required raw material is quality leather, which it purchases from a select group of domestic and offshore suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company upon a sole supplier.
The Company currently purchases the vast majority of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier for over 30 years. Alternative sources of raw pigskin are available, but with less advantageous pricing, quality and compatibility with the Company’s processing method. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.
The Company is subject to the normal risks of doing business abroad due to its international operations, including the risk of expropriation, acts of war or terrorism, political disturbances and similar events, the imposition of trade barriers, quotas, tariffs and duties, loss of most favored nation trading status and currency and exchange rate fluctuations. With respect to international sourcing activities, management believes that over a period of time, it could arrange adequate alternative sources of supply for the products currently obtained from its foreign suppliers, but that a sustained disruption of such sources of supply could have an adverse impact on the Company’s results of operations and financial position.

Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products. The Company’s owned trademarks include Hush Puppies®, Wolverine®, Bates®, CusheTM, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q-Form® and Track ‘N Trail®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight®, All Season Weather Leathers™ and its registered Wolverine Leathers & Design trademark. The Company has the rights to manufacture, market and distribute footwear throughout the world under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat®, Harley-Davidson®, and Patagonia® licenses extend for five or more years and are subject to early termination for breach.
The Company believes that consumers identify its products by the Company’s trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. The Company has a policy of pursuing registration of its primary trademarks whenever practicable and to vigorously defend its trademarks against infringement or other threats. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company vigorously protects its proprietary rights under applicable laws.
Order Backlog
At February 20, 2010, the Company had an order backlog of approximately $424 million compared to an order backlog of approximately $357 million at February 21, 2009, determined on a consistent basis. Substantially all of the backlog relates to orders for products expected to be shipped in 2010. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at a particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
Competition
The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international marketers and importers, some of which are larger and have greater resources than the Company. The Company has at least thirty major competitors for its brands of footwear and apparel. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries in general are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the footwear and apparel industries. Market shares in the non-athletic footwear and apparel industry are highly fragmented and no one company has a dominant market position.

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
Employees
As of January 2, 2010, the Company had approximately 4,018 domestic and foreign production, office and sales employees. Approximately 149 employees were covered by two union contracts expiring at various dates through March 31, 2011. The Company presently considers its employee relations to be good.
Available Information
Information about the Company, including the Company’s Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance Committee Charter, is available at its website at www.wolverineworldwide.com/investors_governance.asp. Printed copies of the documents listed above are available, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.
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

Item 1A.	Risk Factors
The Company’s sales, operating results and financial position are dependent on general economic conditions and other factors affecting consumer spending.
The success of the Company’s operations depends to a significant extent upon a number of factors affecting disposable consumer income and consumer spending patterns, both nationally and internationally, including general economic conditions and factors such as employment, business conditions, interest rates and taxation. Uncertainty about current and future global economic conditions may cause the Company’s customers to defer or cancel purchases of the Company’s products. In addition, recessionary economic cycles, higher interest rates on consumer or business borrowings, restricted credit availability, inflation, higher levels of unemployment and consumer debt, higher tax rates or other economic factors may cause consumer confidence to decline, which could adversely affect the demand for the Company’s products. Consumer spending patterns may be affected by changes in the amount or severity of inclement weather, the acceptability of U.S. brands in international markets and the growth or decline of global footwear markets. If demand for the Company’s products declines, the Company’s sales and profit margins may also decline.

General economic conditions and regulatory factors such as those listed above, as well as increased costs of fuel, labor, commodities, insurance and health care, may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial position and results of operations.
The Company’s business will be adversely affected if the Company is not able to maintain its competitive position in the footwear industry, or compete effectively in retail and apparel markets.
The Company competes with numerous other marketers of footwear, some of which are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes are all important elements of competition in the footwear industry. The footwear industry in general is subject to changes in consumer preferences with respect to the popularity of particular designs and categories of footwear. The Company strives to maintain and improve its competitive position through increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, the Company’s business, results of operations and financial position may be adversely affected.
In addition, the Company has only recently begun to expand into apparel and has increased its focus on its consumer-direct initiatives. Many of its competitors in these areas have greater experience, a more developed consumer and customer base in these sectors, lower prices, or greater financial, technical or marketing resources than the Company. The Company’s competitors in these sectors may be able to undertake more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or may be able to respond more quickly to changes in consumer preferences, than the Company. If the Company’s consumer-direct or apparel initiatives are not successful, the Company’s business, results of operations and financial position may be adversely affected.
If the Company is not able to manage its inventories effectively, its costs could increase and/or its sales could decrease, each of which could adversely affect its operating results.
The Company’s ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company’s ability to meet at-once orders and can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in lower gross margins due to the necessity of lowering prices in order to liquidate excess inventories, as well as increased interest costs. If the Company is unable to effectively manage its inventory, its business, results of operations and financial position may be adversely affected.
The potential imposition of additional duties, quotas, tariffs and other trade restrictions could have an adverse impact on the Company’s sales and profitability.
All of the Company’s products manufactured overseas and imported into the United States, the European Union and other countries are subject to customs duties collected by customs authorities. Customs information submitted by the Company is routinely subject to review by customs authorities. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in foreign countries where the Company operates, as well as in countries where the Company’s third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect the sales and profitability of the Company.
In December 2009, the European Union approved a 15-month extension of anti-dumping duties on specific types of leather upper footwear originating in China and Vietnam and imported into member states of the European Union. Because the Company sources a substantial portion of its products from suppliers located in China and Vietnam, the imposition of these anti-dumping duties has negatively affected, and, for as long as such anti-dumping duties remain in effect, will continue to negatively affect, the Company’s sales and gross margin in the European Union.

The Company’s business could be adversely affected by changes in currency values.
Foreign currency fluctuations relative to the U.S. dollar affect the Company’s revenue and profitability. In addition, because currency valuations fluctuate and the Company may employ hedging strategies over time, changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may also make it difficult to compare the Company’s operating results from different periods. Currency exchange rate fluctuations may also adversely impact the third parties that manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and harder to finance and thereby raising prices for the Company, its distributors and licensees. For a more detailed discussion of risk relating to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
A majority of the Company’s products are produced outside the United States where the Company is subject to the risks of international commerce.
The Company currently sources most of its products from third-party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. The Company’s future results will depend partly on its ability to maintain positive working relationships with its third-party suppliers.
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where the Company sources its products, or China shifting its manufacturing capacity away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and in particular on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
Currency exchange rate fluctuations in China could result in higher costs and decreased margins.
The Company sources a substantial portion of its products from China. The official exchange rate for conversion of the Chinese yuan was pegged to the U.S. dollar from 1994 to 2005. Beginning in 2005, the exchange rate for the yuan was linked to a trade-weighted basket of foreign currencies of China’s primary trading partners. The exchange rate is permitted to float each day up to 0.5% in either direction from the previous day’s close. As a result, the value of the yuan may increase incrementally over time. Such increases could significantly increase production costs of products the Company sources from China. Additional revaluations in the yuan could impact the prices the Company pays its Chinese manufacturers if they adjust their selling prices accordingly. Increases in the Company’s production costs will decrease its gross margin unless the Company is able to increase prices to offset such increased costs.
Any disruption in the supply of key production materials could interrupt product manufacturing and increase product costs.
The Company’s ability to competitively price its products depends on the cost of components, services, labor, equipment and raw materials, including leather and materials used in the production of footwear outsoles. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Conditions such as diseases affecting the availability of leather affect the cost of the footwear marketed by the Company. In addition, fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports, affect the Company’s shipping costs. Increases in cost for services and materials used in production could have a negative impact on the Company’s business, results of operations and financial position.

The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. Although this source has been a reliable and consistent supplier for over 30 years, there are no assurances that it will continue as a supplier. Failure of this source to continue to supply the Company with raw pigskin or to supply the Company with raw pigskin on less favorable terms could have a negative impact on the Company’s business, results of operations and financial position, including increasing the Company’s cost of raw materials for its leathers business and as a result, decreasing the Company’s profits.
If the Company’s customers significantly reduce their purchases from the Company or are not able to pay for its products in a timely manner, the Company’s business, results of operations and financial position may be adversely affected.
The Company’s financial success is directly related to the willingness of its customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experience a significant downturn in its business, or fail to remain committed to the Company’s products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s business, results of operations and financial position.
The Company sells its products to wholesale customers and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company’s inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company’s business, results of operations and financial position.
The recent trend toward consolidation in the retail industry could lead to customers seeking more favorable terms of purchase from the Company and could lead to a decrease in the number of stores that carry the Company’s products. In addition, changes in the channels of distribution, such as the growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on the Company’s business, results of operations and financial position.
The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. Failure to exercise these purchase options by the Department of Defense or the failure of the Company to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s business, results of operations and financial position.
The Company’s consolidation of its manufacturing facilities in North America could disrupt manufacturing and supply of its products to customers, and any such disruption could adversely affect the Company’s ability to obtain future business.
The Company has consolidated its manufacturing facilities in North America. The Company has ceased its manufacturing operations in Arkansas and relocated those operations to the Company’s facilities in Michigan. If the Company does not integrate the consolidation of its manufacturing facilities in an efficient manner, the manufacture and supply of certain of the Company’s products, including products intended for the U.S. Department of Defense, may be disrupted. Failure to fill orders in a timely manner due to the consolidation or other factors could harm the Company’s relationships with U.S. Department of Defense and other customers and adversely affect the Company’s ability to obtain future contracts with the U.S. Department of Defense and other customers on favorable terms or otherwise.

The Company’s financial success may be adversely affected by the ongoing effects of the recent crisis in the credit markets.
Difficulties in the credit markets over the last 24 months have led to a substantial decrease in the availability of both consumer and business credit. Commercial banks are demanding that borrowers pay higher interest rates and agree to more onerous terms, and in other cases are refusing to provide financing. If these conditions continue or worsen, they could adversely impact the Company’s future results of operations and financial position. If the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results. In addition, the lack of available credit and/or the increased cost of credit may significantly impair the Company’s ability to obtain additional credit to finance future expansion plans, or refinance existing credit, on favorable terms, or at all. The extent and duration of any future weakening of the credit markets is unknown. In addition, there can be no assurance regarding either the length of time it will take for the credit markets to recover or how successful any such recovery will be.
The market price of the Company’s common stock may be adversely affected by market volatility.
Market disruption and volatile credit and financial markets may contribute to extreme price and volume fluctuations in the stock market. This volatility could negatively affect the market price of Company’s common stock for reasons unrelated to its operating performance.
Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact the Company’s future revenues.
The federal government has the right to audit the Company’s performance under its government contracts. If a government audit uncovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability could decrease. The Company is also subject to tax, customs and other audits in various jurisdictions where it operates. Negative audit findings could have a negative effect on the Company’s business, results of operations and financial position.
Failure of the Company’s international licensees and distributors to meet sales goals could have an adverse effect on the Company.
The Company’s products are sold in many international markets through independent licensees or distributors. Failure by the Company’s licensees or distributors to meet planned annual sales goals could have an adverse effect on the Company’s business, results of operations and financial position, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in distributors becomes necessary, the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such distributors operate.
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
Concerns regarding acts of terrorism, international conflict and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks of doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s assets and operations in a developing country by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency. In addition, commercial laws in these areas may not be well-developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
If the Company’s efforts to establish and protect its intellectual property are unsuccessful, the value of its brands could suffer.
The Company invests significant resources to develop and protect its intellectual property, and believes that its trademarks and other intellectual property rights are important to its success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the United States and internationally for all of its lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws. The Company’s business could be significantly harmed if it is not able to protect its intellectual property, or if a court found that the Company was infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. In addition, if the Company does not prevail on any intellectual property claims, the Company may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.
In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. Expiration or early termination of any of these license agreements by the licensor could have a material adverse effect on the Company’s business, results of operations and financial position.
Loss of services of the Company’s key personnel could adversely affect its business.
The Company is dependent on the efforts and abilities of its senior officers. While the Company believes that its senior management team has significant depth and that appropriate senior management succession plans are in place, the loss of one or more members of senior executive management or the failure to successfully implement succession planning could have an adverse effect on the Company, its results of operations and financial position. The Company’s future success also depends on its ability to identify, attract and retain additional qualified personnel. Competition for such employees in the footwear, apparel and retail industries is intense and failure to retain or attract key employees could adversely impact the Company.
Inflationary and other pressures may lead to higher employment and pension costs for the Company.
General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under the Company’s retirement plans, including a U.S.-based defined benefit plan. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate used to measure pension obligations, a change in method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

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
The Company completed two acquisitions in 2009 and may make other strategic acquisitions in the future, and the Company cannot provide assurance that it will be able to successfully integrate the operations of these newly-acquired businesses into the Company’s operations. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also result in incurrence of debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The failure to integrate newly acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company’s business, results of operations and financial position.
The maintenance and growth of the Company’s business depends upon the availability of adequate capital.
The maintenance and growth of the Company’s business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by its business and the availability of equity and debt financing. The Company’s current revolving credit agreement expires in July 2010, and the likelihood of replacing it on similar terms as favorable to the Company is limited. Distress in the financial markets over the past 24 months has had an adverse impact on the availability and cost of credit. The Company cannot provide assurance that its operations will generate positive cash flow or that it will be able to obtain equity or debt financing on acceptable terms or at all. Further, the Company cannot provide assurance that it will be able to finance any expansion plans.
Expanding the Company’s brands into new markets may be difficult and costly, and if the Company is unable to successfully continue such expansion, its brands may be adversely affected.
As part of its growth strategy, the Company seeks to enhance the positioning of its brands, to extend its brands into complementary product categories such as apparel, to expand geographically, to expand the Company’s owned retail operations and to improve operational performance. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company’s business, results of operations and financial position. The Company has invested substantial resources into these strategies and the failure of one or more of these strategies could have an adverse effect on the Company’s business, results of operations and financial position.
Counterfeiting of the Company’s brands can divert sales and damage its brand image.
The Company periodically discovers products that are counterfeit reproductions of its products or that otherwise infringe on its intellectual property rights in its markets. The Company has not always been able to successfully stop production and sales of counterfeit products and infringement of the Company’s intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the United States may not be adequate to prevent imitation of its products by others. If the Company is unsuccessful in challenging a party’s products on the basis of infringement of the Company’s intellectual property rights, continued sales of these products could adversely affect the Company’s sales, devalue its brands and result in the shift of consumer preference away from the Company’s products.

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
The disruption, expense, and potential liability associated with existing and future litigation against the Company could have a material adverse effect on its reputation, financial position and results of operations.
The Company is a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, financial position and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to defend the Company.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company’s manufacturing operations are primarily conducted at a combination of leased and owned facilities in Michigan and the Dominican Republic. The Company operates its U.S. distribution operations primarily through an owned distribution center in Rockford, Michigan, totaling approximately 305,000 square feet, a leased distribution center in Cedar Springs, Michigan, of approximately 356,000 square feet and a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet.
The Company also leases and owns various other offices and distribution centers to meet its operational requirements. In addition, the Company operates retail stores through leases with various third-party landlords. The Company conducts international operations in Canada, the United Kingdom, China, Hong Kong and Europe through leased distribution centers, offices and/or showrooms. The Company believes that its current facilities are suitable and adequate for its current needs.

Item 3.	Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Supplemental Item. Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and the positions presently held with the Company. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Kenneth A. Grady	53	General Counsel and Secretary
Donald T. Grimes	47	Senior Vice President, Chief Financial Officer and Treasurer
Robin J. Kleinjans-McKee	34	Corporate Controller
Blake W. Krueger	56	Chairman, Chief Executive Officer and President
Pamela L. Linton	60	Senior Vice President, Human Resources
Michael F. McBreen	44	President, Global Operations Group
Michael D. Stornant	43	Vice President, Corporate Planning and Analysis
James D. Zwiers	42	Senior Vice President and President, Outdoor Group
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
Robin J. Kleinjans-McKee has served the Company as Corporate Controller since February 2009. From 2006 to 2009, she was the Company’s Director of Financial Reporting. From 2004 to 2006, Ms. Kleinjans-McKee served as Assurance Senior Manager at BDO Seidman, LLP, a professional services firm. From 1997 to 2004, Ms. Kleinjans-McKee served in various audit positions at BDO Seidman, LLP.
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007. From October 2005 to April 2007 he served as Chief Operating Officer and President. From August 2004 to October 2005, he served as Executive Vice President and Secretary of the Company and President of the Heritage Brands Group. From November 2003 to August 2004 he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003 he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996 he served as General Counsel and Secretary. From 1985 to 1996 he was a partner with the law firm of Warner Norcross & Judd LLP.
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

Michael D. Stornant has served the Company as Vice President, Corporate Planning and Analysis since February 2009. He served the Company as Corporate Controller from May 2008 until February 2009. From 2007 to 2008, he served as Senior Vice President of Owned Operations for the Global Operations Group at Wolverine. From 2006 to 2007, he was Wolverine’s Vice President of Finance for the Global Operations Group. From 2003 to 2006, he served the Company as the Director of Internal Audit. From 1996 to 2003, he held various finance-related positions at the Company.
James D. Zwiers has served the Company as Senior Vice President and President, Outdoor Group since March 2009. From January 2008 until March 2009 he served as Senior Vice President of the Company. From October 2006 to December 2007 he served as President of the Company’s Hush Puppies U.S. Division. From October 2005 to October 2006 he served as the Company’s General Counsel and Secretary. From December 2003 to October 2005 he served as General Counsel and Assistant Secretary. From January 1998 to December 2003 he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998 he was an attorney with the law firm of Warner Norcross & Judd LLP.
Item 4. (Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2009 and 2008. The number of stockholders of record on February 19, 2010, was 1,622.

	2009		2008
Stock Price	High	Low	High	Low
First quarter	$21.87	$13.15	$29.17	$19.85
Second quarter	23.90	15.26	31.21	26.59
Third quarter	27.25	21.06	28.66	22.23
Fourth quarter	28.31	23.94	29.45	16.24

Cash Dividends Declared Per Share	2009	2008
First quarter	$0.11	$0.11
Second quarter	0.11	0.11
Third quarter	0.11	0.11
Fourth quarter	0.11	0.11
A quarterly dividend of $0.11 per share was declared during the first quarter of fiscal 2010. See Item 12 for information with respect to the Company’s equity compensation plans. The Company currently expects that comparable cash dividends will be paid in future quarters in 2010.

Stock Performance Graph
The following graph compares the five year cumulative total stockholder return on Wolverine common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100.00 at the beginning of the period indicated. Wolverine is part of the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2009:
Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number
			as Part of	of Shares that
	Total		Publicly	May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
Period 1 (September 13, 2009 to October 10, 2009)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	151	24.14	N/A	N/A
Period 2 (October 11, 2009 to November 7, 2009)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	39	27.13	N/A	N/A
Period 3 (November 8, 2009 to December 5, 2009)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	2,708	26.95	N/A	N/A
Period 4 (December 6, 2009 to January 2, 2010)
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	10,719	27.21	N/A	N/A
Total for Fourth Quarter ended January 2, 2010
Common Stock Repurchase Program(1)	—	$—	—	199,996
Employee Transactions(2)	13,617	27.12	N/A	N/A

(1)
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorizes the repurchase of 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program. The Company’s Board of Directors approved an additional common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million of shares of common stock over a four-year period.

(2)
Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans currently provide that the value of the shares delivered or attested to, or withheld, shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

(Thousands of Dollars, Except Per Share Data)	2009	2008	2007	2006	2005
Summary of Operations
Revenue	$1,101,056	$1,220,568	$1,198,972	$1,141,887	$1,060,999
Net earnings	61,912	95,821	92,886	83,647	74,467
Per share of common stock:
Basic net earnings(2)(3)(4)	$1.26	$1.94	$1.75	$1.50	$1.30
Diluted net earnings(2)(3)(4)	1.24	1.90	1.70	1.46	1.26
Cash dividends declared(2)	0.44	0.44	0.36	0.30	0.26
Financial Position at Year End
Total assets	$707,933	$664,780	$638,378	$671,092	$626,580
Long-term debt	1,615	5	10,731	21,471	32,411
Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

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

(4)
Basic and diluted net earnings per share have been retroactively adjusted to reflect the adoption of FASB ASC Topic 260, Earnings Per Share on January 4, 2009, for participating securities which represent unvested restricted common stock which contain nonforfeitable rights to dividends or dividend equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) is a leading global marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company intends to fulfill this mission by offering innovative products and compelling brand propositions, delivering supply chain excellence and operating efficiency, complementing its footwear brands with strong apparel and accessories offerings and building a more substantial global consumer-direct footprint.
The Company’s portfolio consists of 12 footwear and apparel brands that were marketed in approximately 180 countries and territories in 2009. The Company controls distribution of its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain continental European countries. In other markets, the Company relies on a network of distributors and licensees to market its brands, from which the Company receives distribution fees and royalty income. The Company also owned and operated 88 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 23 e-commerce websites at the end of fiscal 2009.
Difficult economic conditions in most of the Company’s major markets in 2009 resulted in consolidations and bankruptcy filings among certain of the Company’s customers and a general reduction in consumer spending. Furthermore, foreign exchange volatility had a negative impact on the Company’s 2009 results. The Company has proactively taken actions to respond to the challenging economic conditions by reducing costs, delivering revenue growth via its January 2009 acquisitions of the Chaco® and CusheTM brands and improving performance by thoroughly examining all profit levers. The Company believes these measures will continue to enable it to combat the economic uncertainty caused by tough global economic conditions. The Company remains focused on building strong global lifestyle brands that have compelling consumer propositions and excellent prospects for growth.
FINANCIAL OVERVIEW
•
Profitable operations combined with outstanding working capital management and disciplined capital spending helped generate $168.6 million of cash from operating activities in 2009, compared to $93.5 million in 2008.

•	The Company ended 2009 with $160.4 million of cash and cash equivalents and interest-bearing debt of only $1.6 million.

•
Revenue for 2009 was $1.101 billion, 9.8% below 2008 revenue of $1.221 billion, due to negative foreign exchange impact, tough global trading conditions and one fewer week in the current fiscal year compared to the prior fiscal year partially offset by revenue contributions from newly acquired brands.

•	Accounts receivable decreased 2.5% in 2009 compared to 2008, due in part to the 9.8% decrease in full year revenue.

•	Inventory decreased $38.7 million, or 19.7%, in 2009 compared to 2008, due to successful inventory reduction initiatives.

•
Diluted earnings per share for 2009 were $1.24 per share compared to $1.90 per share for 2008, including the impact of $0.53 per share of non-recurring restructuring and other transition costs and a negative $0.16 per share impact from foreign exchange rate fluctuations.

•	The Company declared cash dividends of $0.44 per share in 2009, equal to the prior year.

•
Despite tough retail conditions, the Company’s consumer direct business reported a high single-digit sales increase over 2008 due to significant growth from e-commerce and strong comparable store sales performance.

2009 DEVELOPMENTS
Strategic Restructuring Plan
On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced that two initiatives in its restructuring plan had been expanded to enable the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain product creation organizations.
The Company estimates that the total non-recurring implementation costs relating to the strategic restructuring plan, spanning both fiscal 2009 and fiscal 2010, will range from approximately $38.0 million to $39.0 million and that all remaining initiatives under this plan will be completed in the first half of fiscal 2010. Approximately $10.0 million to $11.0 million of the estimated total costs represent non-cash charges. In fiscal 2009 the Company incurred non-recurring restructuring and other transition costs of approximately $35.6 million, or $0.53 per diluted share. Continuing annualized pretax benefits once all initiatives are fully implemented are estimated in the range of $19.0 million to $21.0 million. The Company estimates that 2009 results reflect approximately $13.0 million in pretax benefits relating to the strategic restructuring plan, with the remainder of the estimated pretax benefits to be realized in reported financial results for future periods as all initiatives are completed.
CusheTM Footwear Brand
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand, an acquisition that is expected to drive new global opportunities and leverage the strength of the Company’s business model and operating infrastructure. CusheTM is included in the financial results of the Hush Puppies Company.
Chaco® Footwear Brand
On January 22, 2009, the Company announced the acquisition of Chaco®, a performance outdoor footwear brand with a unique heritage and strong consumer following. This acquisition represents an excellent opportunity for the Company to leverage its world-class sourcing and logistics infrastructure, building upon Chaco®’s leadership in the U.S. market while expanding its business internationally. Chaco® is included in the financial results of the Outdoor Group.
Effective Tax Rate
The Company’s full year effective tax rate in fiscal year 2009 was 27.8%, compared to 31.8% in fiscal year 2008. The lower effective tax rate reflects benefits from the strategic restructuring plan, the cumulative full year benefits from new tax planning strategies related primarily to the Company’s international operations and the net benefit from non-recurring adjustments in the current year.
OUTLOOK FOR 2010
The Company observed stabilization in many of its major markets in the latter part of fiscal 2009, and signs of improving consumer confidence and economic output. Though unemployment rates remain high, the Company expects continued improvement in economic conditions in most of its major markets and, based on an improved order backlog position throughout its portfolio, expects to deliver both revenue and earnings growth in 2010. Foreign exchange rates are not expected to have a significant impact on revenue.
The Company expects modest improvement in gross margin in 2010, based on relatively flat product costs, a full-year benefit from 2009 price increases and benefits from shifts in both product and geographic mix, partially offset by negative foreign exchange primarily from foreign currency forward contracts.
A moderate increase is expected in operating expenses due to incremental investments behind the Merrell®, Chaco®, Sebago® and CusheTM brands and consumer-direct initiatives, strategies designed to capitalize on opportunities to gain market share and accelerate growth of these important drivers of sales and profit.
The Company’s Board of Directors approved an additional common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million of shares of common stock over a four-year period.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.
RESULTS OF OPERATIONS — FISCAL 2009 COMPARED TO FISCAL 2008
FINANCIAL SUMMARY — 2009 VERSUS 2008

	2009		2008		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$991.2	90.0%	$1,106.1	90.6%	$(114.9)	(10.4%)
Other business units	109.9	10.0%	114.5	9.4%	(4.6)	(4.0%)

Total Revenue	$1,101.1	100.0%	$1,220.6	100.0%	$(119.5)	(9.8%)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$390.8	39.4%	$444.7	40.2%	$(53.9)	(12.1%)
Other business units	40.9	37.2%	41.3	36.1%	(0.4)	(0.9%)

Total Gross Profit	$431.7	39.2%	$486.0	39.8%	$(54.3)	(11.2%)

Selling, general and administrative expenses	$316.4	28.7%	$345.2	28.3%	$(28.8)	(8.3%)
Restructuring and other transition costs	29.7	2.7%	—	0.0%	29.7	100.0%

Total Operating Expenses	$346.1	31.4%	$345.2	28.3%	$0.9	0.3%

Interest expense — net	$0.1	0.0%	$1.1	0.1%	$(1.0)	(89.8%)
Other (income) — net	(0.2)	0.0%	(0.9)	(0.1%)	0.7	78.3%
Earnings before income taxes	85.7	7.8%	140.6	11.5%	(54.9)	(39.0%)

Net Earnings	$61.9	5.6%	$95.8	7.9%	$(33.9)	(35.4%)

Diluted earnings per share	$1.24	—	$1.90	—	$(0.66)	(34.7%)
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units:
•	Outdoor Group, consisting of the Merrell®, Chaco® and Patagonia® footwear, and Merrell® brand apparel;

•	Wolverine Footwear Group, consisting of the Bates®, HyTest®, and Wolverine®, boots and shoes, and Wolverine® brand apparel and certain private label branded products;

•	Heritage Brands Group, consisting of the Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel; and

•	Hush Puppies Company, consisting of the Hush Puppies®, Soft Style® and CusheTM brands.

The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail, Wolverine Procurement and Wolverine Leathers.
The following is supplemental information on total revenue:
TOTAL REVENUE

	2009		2008		Change
(Millions of Dollars)	$	%	$	%	$	%
Outdoor Group	$416.2	37.8%	$428.4	35.1%	$(12.2)	(2.8%)
Wolverine Footwear Group	233.2	21.2%	261.9	21.5%	(28.7)	(10.9%)
Heritage Brands Group	198.3	18.0%	242.3	19.8%	(44.0)	(18.2%)
Hush Puppies Company	131.6	12.0%	160.9	13.2%	(29.3)	(18.2%)
Other	11.9	1.1%	12.6	1.0%	(0.7)	(6.1%)

Total branded footwear, apparel and licensing revenue	$991.2	90.0%	$1,106.1	90.6%	$(114.9)	(10.4%)
Other business units	109.9	10.0%	114.5	9.4%	(4.6)	(4.0%)

Total Revenue	$1,101.1	100.0%	$1,220.6	100.0%	$(119.5)	(9.8%)

REVENUE
Revenue for 2009 decreased $119.5 million from 2008, to $1,101.1 million. Declines in unit volume for the branded footwear, apparel and licensing operations were primarily due to tough market conditions brought about by the global recession. These declines were only partially offset by price increases for selected brands, causing revenue to decrease $76.7 million. Changes in foreign exchange rates decreased revenue by $38.2 million. Revenue from the other business units decreased $4.6 million. International revenue represented 37.3% of total revenue in 2009 compared to 40.2% in 2008, with the decline resulting primarily from the stronger U.S. dollar.
The Outdoor Group generated revenue of $416.2 million for 2009, a $12.2 million decrease from 2008. The Merrell® brand’s revenue decreased at a mid single-digit rate over the prior year, primarily as a result of the strengthening of the U.S. dollar and tough economic conditions in the brand’s international markets. Patagonia® Footwear’s revenue decreased at a rate in the low single-digits in 2009 compared to 2008, due primarily to tough economic conditions. The addition and successful integration of the Chaco® brand early in the fiscal year contributed to the group’s overall revenue performance in 2009.
The Wolverine Footwear Group recorded revenue of $233.2 million in 2009, a $28.7 million decrease from 2008. Revenue for the Wolverine® brand declined at a high single-digit rate due primarily to negative economic conditions in the U.S. work sector. The Bates® uniform footwear business realized a decrease in revenue at a rate in the low teens due primarily to planned reduction in purchases by the U.S. Department of Defense. HyTest®’s revenue declined at a rate in the low thirties due to factory closures and high unemployment rates among the brand’s target consumers.
The Heritage Brands Group recorded revenue of $198.3 million during 2009, a $44.0 million decrease over 2008. Cat® Footwear’s revenue decreased at a rate in the low twenties compared to 2008, reflecting challenging economic conditions in many of the brand’s major markets and the impact of the stronger U.S. dollar. Harley-Davidson® Footwear revenue decreased at rate in the mid teens due primarily to declines in the dealer and retail market. The Sebago® brand experienced a decline in revenue at a rate in the low teens for 2009 as a result of tough economic conditions in many of the brand’s most important markets and the stronger U.S. dollar.
The Hush Puppies Company recorded revenue of $131.6 million in 2009, a $29.3 million decrease from 2008. Hush Puppies® revenue decreased at a rate in the high teens due primarily to continued retail consolidation in Europe caused by weaker consumer spending and the strengthening of the U.S. dollar compared to 2008. The Soft Style® brand experienced a decline in revenue at a rate in the mid thirties as a result of a weak retail environment and production delays at third-party factories. Revenue generated by the CusheTM brand, acquired in early fiscal 2009, partially offset these revenue declines.

Within the Company’s other business units, Wolverine Retail reported a high single-digit sales increase versus 2008 as a result of growth from the Company’s e-commerce channel and low single-digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 88 retail stores worldwide at the end of 2009 compared to 90 at the end of 2008, as 9 new store openings were more than offset by the Company’s decision to close 11 underperforming locations in order to improve financial results. The Wolverine® Leathers business reported a revenue decline at a rate in the mid twenties for 2009, primarily due to a decline in demand for its proprietary products and a significant decline in the market price for finished leather.
GROSS MARGIN
Gross margin in 2009 of 39.2% was 60 basis points lower than the prior year. Non-recurring restructuring and other transition costs of $5.9 million included in cost of goods sold in 2009 accounted for 50 basis points of the decline, with the remainder of the decrease resulting from the negative impact of foreign exchange, increases in product costs and a higher mix of lower margin product sales in 2009.
OPERATING EXPENSES
Operating expenses of $346.1 million in 2009 increased $0.9 million from $345.2 million in 2008. The increase was related to non-recurring restructuring and other transition costs of $29.7 million, operating expenses associated with recently acquired brands of $6.9 million and increased pension expense of $8.8 million. These increases were offset by the favorable impact of foreign exchange of $8.6 million, lower general and administrative costs as a result of the Company’s restructuring and cost-savings initiatives and decreases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs.
INTEREST, OTHER AND TAXES
The decrease in net interest expense reflected lower outstanding debt as a result of the repayment in full of the Company’s senior notes during the fourth quarter of 2008 and lower average balances outstanding on the Company’s revolving line of credit during 2009.
The decrease in other income is related primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s full year effective tax rate for fiscal year 2009 was 27.8%, compared to 31.8% for fiscal year 2008. The lower effective tax rate reflects benefits from the Company’s strategic restructuring plan, the cumulative full year benefits from tax planning strategies related primarily to the Company’s international operations and the net benefit from non-recurring adjustments in the current year.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $61.9 million in 2009 compared to $95.8 million in 2008, a decrease of $33.9 million.
Diluted net earnings per share decreased 34.7% in 2009 to $1.24 from $1.90 in 2008. The decrease was primarily attributable to non-recurring restructuring and other transition costs, increased pension expense and the negative effect of foreign exchange rates.
Inflation has not had a significant impact on revenue or net earnings.

RESULTS OF OPERATIONS — FISCAL 2008 COMPARED TO FISCAL 2007
FINANCIAL SUMMARY — 2008 VERSUS 2007

	2008		2007		Change
		% of		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	Total
Revenue
Branded footwear, apparel and licensing	$1,106.1	90.6%	$1,099.2	91.7%	$6.9	0.6%
Other business units	114.5	9.4%	99.8	8.3%	14.7	14.8%

Total Revenue	$1,220.6	100.0%	$1,199.0	100.0%	$21.6	1.8%

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Gross Profit
Branded footwear, apparel and licensing	$444.7	40.2%	$434.6	39.5%	$10.1	2.3%
Other business units	41.3	36.1%	37.3	37.4%	4.0	10.7%

Total Gross Profit	$486.0	39.8%	$471.9	39.4%	$14.1	3.0%

Selling, general and administrative expenses	$345.2	28.3%	$333.2	27.8%	$12.0	3.6%

Total Operating Expenses	$345.2	28.3%	$333.2	27.8%	$12.0	3.6%

Interest (income) expense — net	1.1	0.1%	(0.7)	(0.1%)	1.8	264.6%
Other (income) expense — net	(0.9)	(0.1%)	0.8	0.1%	(1.7)	(196.2%)
Earnings before income taxes	$140.6	11.5%	$138.6	11.6%	$2.0	1.5%

Net Earnings	$95.8	7.9%	$92.9	7.7%	$2.9	3.2%

Diluted earnings per share	$1.90	—	$1.70	—	$0.20	11.8%
In 2007 and 2008, the Company had one reportable segment that was engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units:
•	Outdoor Group, consisting of the Merrell® and Patagonia® footwear, and Merrell® brand apparel;

•	Wolverine Footwear Group, consisting of the Bates®, HyTest®, Stanley® and Wolverine®, boots and shoes, and Wolverine brand apparel and certain private label branded products;

•	Heritage Brands Group, consisting of the Cat® footwear, Harley-Davidson® footwear and Sebago® footwear brands; and

•	Hush Puppies Company.
The Company’s other business units, which do not collectively comprise a second reportable segment, consist of Wolverine Retail, Wolverine Procurement and Wolverine Leathers.

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

REVENUE
Revenue for 2008 exceeded revenue for 2007 by $21.6 million. Changes in product mix and price increases for the branded footwear, apparel and licensing operations, as discussed below, contributed $16.7 million of the revenue increase. The impact of translating foreign-denominated revenue to U.S. dollars increased revenue by $3.2 million. These increases were partially offset by a decrease of $13.0 million due to the planned phase-out of the Hush Puppies® slippers, Stanley® Footgear and private label businesses. The other business units contributed $14.7 million to the revenue increase. International revenue represented 40.2% of total revenue in 2008 compared to 39.0% in 2007.
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
The Wolverine Footwear Group recorded revenue of $261.9 million for 2008, a $5.3 million increase from 2007. Despite the challenging retail environment in the United States, revenue from the Wolverine® brand increased at a low single-digit rate for 2008 compared to 2007 due primarily to the success of the premium-priced Contour Welt® collection. The Bates® military and civilian uniform footwear business delivered a strong performance in 2008, growing its revenue at a rate in the mid teens due to increased civilian business and U.S. Department of Defense contract shipments compared to 2007. HyTest® grew revenue at a high single-digit rate over the prior year due primarily to a successful contract bid for one of its distributors. Revenue from the Stanley® Footgear and private label businesses decreased by $11.4 million in 2008 compared to 2007 as a result of the planned phase-out of these businesses. The Stanley® Footgear license expired on June 30, 2008.
The Heritage Brands Group generated revenue of $242.3 million during 2008, a $1.3 million increase over 2007. Cat® Footwear’s revenue increased at a low single-digit rate in 2008 as a result of solid revenue growth in the United States, Canada and globally through the international distribution network, partially offset by a decrease in Europe as a result of the challenging retail climate. Harley-Davidson® Footwear revenue decreased at a mid single-digit rate in 2008 due primarily to the planned repositioning of the brand in the United States market and resulting distribution channel modifications. Revenue for the Sebago® brand increased slightly from 2007, as strong revenue growth in the United States was offset by lower sales in international markets.
The Hush Puppies Company recorded revenue of $160.9 million in 2008, a $13.2 million decrease from 2007. Revenue earned by the international licensing business grew at a rate in the mid teens during 2008 due to positive response to Hush Puppies® product offerings. Decreases in the United States, Europe and Canada more than offset this increase, driven by bankruptcies of key retailers in the United States and United Kingdom, soft retail conditions, production delays resulting from factory closures and a planned exit of a highly-promotional department store customer in Canada. Hush Puppies® 2008 revenue also declined by $1.6 million from 2007 as a result of the planned phase-out of the slipper business.

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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $345.2 million for 2008 increased $12.0 million from $333.2 million in 2007. Continued investment in brand development through product, marketing and retail placement initiatives increased costs in 2008 by $4.7 million in comparison to 2007. The remaining increase related primarily to increased selling costs due to the increase in revenue and an increase in corporate general and administrative expenses, partially driven by costs associated with the consolidation of the Company’s European operations in new London-based offices.
INTEREST, OTHER AND TAXES
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
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company achieved net earnings of $95.8 million in 2008 compared to $92.9 million in 2007, an increase of $2.9 million.
Diluted net earnings per share increased 11.8% in 2008 to $1.90 from $1.70 in 2007. In addition to the increase in net earnings, the increase in earnings per share is attributable to fewer shares outstanding throughout 2008 as a result of the repurchase of the Company’s common stock.
Inflation has not had a significant impact on revenue or net earnings.

LIQUIDITY AND CAPITAL RESOURCES

	January 2,	January 3,	Change
(Millions of Dollars)	2010	2009	$	%
Cash and cash equivalents	$160.4	$89.5	$70.9	79.3%
Accounts receivable	163.8	167.9	(4.1)	(2.5%)
Inventories	158.1	196.8	(38.7)	(19.7%)
Accounts payable	42.3	45.3	(3.0)	(6.7%)
Current accrued liabilities	90.1	86.5	3.6	4.1%

Interest-bearing debt	1.6	59.5	(57.9)	(97.3%)

Cash provided by operating activities	168.6	93.5	75.1	80.4%
Additions to property, plant and equipment	11.7	24.1	(12.4)	(51.6%)
Depreciation and amortization	17.6	20.7	(3.1)	(14.9%)
Cash and cash equivalents at the end of fiscal 2009 increased 79.3% from 2008 due primarily to significant reductions in net working capital and lower capital expenditures. Cash from operating activities was $168.6 million in 2009 compared to $93.5 million in 2008.
Accounts receivable at the end of fiscal 2009 decreased 2.5% compared to 2008 primarily due to the decrease in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at January 2, 2010. Inventory levels at the end of fiscal 2009 decreased 19.7% from 2008. The decrease in inventory levels at the end of fiscal 2009 was primarily attributable to the higher levels of inventory at the end of 2008, as the Company purchased inventory in the fourth quarter of that year ahead of announced price increases from third party factories and the Company’s focused efforts to achieve meaningful reductions in inventory during the year.
Current accrued liabilities increased in comparison to 2008 primarily due to an increase in the accrual for foreign exchange contracts and taxes payable to the Canadian government in connection with a legal entity restructuring related to the Company’s Canadian subsidiary. Applying the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715, Compensation — Retirement Benefits, the Company’s qualified defined benefit pension plans (the “Plans”) were underfunded by $52.2 million and $36.4 million, at January 2, 2010 and January 3, 2009, respectively. Under the Employee Retirement Income Security Act of 1974, the Plans had no minimum funding requirements for 2009 and 2008. Discretionary cash contributions were made to the Plans totaling $2.6 million in 2009 and $3.0 million in 2008. The Company expects to contribute approximately $10.5 million to its qualified defined benefit pension plans and to pay approximately $2.0 million in benefits under the Supplemental Executive Retirement Plan (the “SERP”) in 2010.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings of a maximum of $150.0 million. The Company plans to negotiate a new revolving credit agreement, and anticipates closing on the new facility before the expiration of the current facility. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at January 2, 2010 compared to $59.5 million outstanding at January 3, 2009. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at January 2, 2010 and January 3, 2009. Proceeds from the existing credit facility and the expected new credit facility, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company had commercial letter-of-credit facilities outstanding of $0.5 million and $2.5 million at January 2, 2010 and January 3, 2009, respectively. The total debt to total capital ratio for the Company was 0.3% at the end of fiscal year 2009 and 12.2% at the end of fiscal year 2008.

The majority of capital expenditures in 2009 were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 406,200 shares at an average price of $13.77 per share during the first quarter of 2009 under the program. No shares were repurchased in the remaining quarters of 2009. As of January 2, 2010, the Company was authorized to repurchase an additional 199,996 shares under the program. The primary purpose of the stock repurchase program is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. The Company’s Board of Directors approved an additional common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million of shares of common stock over a four-year period.

	2009		2008		Cumulative
(Thousands of Dollars,		Market price		Market price		Market price
Except Per Share Data)	Shares	of shares	Shares	of shares	Shares	of shares
Authorization effective date	repurchased	repurchased	repurchased	repurchased	repurchased	repurchased
April 19, 2007	406,200	$5,593	2,844,269	$73,948	6,800,004	$175,498
The Company declared dividends of $21.5 million, or $0.44 per share for fiscal years 2009 and 2008. On February 11, 2010, the Company declared a quarterly cash dividend of $0.11 per share of common stock, to be paid on May 3, 2010 to shareholders of record on April 1, 2010.
NEW ACCOUNTING STANDARDS
In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year beginning after December 15, 2008 (fiscal year 2009 for the Company). The Company adopted ASC 805 in fiscal year 2009.
In December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (fiscal year 2009 for the Company). Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and will apply this standard when future acquisitions occur.
In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under ASC 815 and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). Since ASC 815 requires only additional disclosures concerning derivatives and hedging activities, adoption of ASC 815 did not affect the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings, and selected financial data, to conform to the provisions of ASC 260. The impact of adopting the standard reduced previously reported basic net earnings per share by $0.02 and had no impact on diluted net earnings per share for the years ended January 3, 2009 and December 29, 2007.
On December 30, 2008, the FASB issued ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715 must be provided for fiscal years ending after December 15, 2009 (fiscal year 2009 for the Company). Upon initial application, the additional disclosure under ASC 715 is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of ASC 715 is permitted. Because ASC 715 requires only additional disclosures concerning plan assets, adoption of ASC 715 did not affect the Company’s consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FASB ASC Topic 825, Financial Instruments and ASC Topic 270, Interim Reporting (“ASC 825” and “ASC 270”), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 and ASC 270 are expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. ASC 825 and ASC 270 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has disclosed the information required by ASC 825 and ASC 270 on an interim basis, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events (“ASC 855”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 in the second quarter of 2009 and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009 (fiscal year 2009 for the Company). The Company adopted this ASC and changed applicable disclosures.
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
ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At January 2, 2010 and January 3, 2009, management believed that it had provided sufficient reserves to address future collection uncertainties.
INVENTORY
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company’s retail business, due to the unique nature of those operations, and for certain domestic finished goods inventories. The Company has applied these inventory cost valuation methods consistently from year to year.
The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing annual physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company’s cost of sales and inventory is recorded in the period in which such determination was made. At January 2, 2010 and January 3, 2009, management believed that it had provided sufficient reserves for excess or obsolete inventories.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually or when indicators of impairment exist. The first step of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit and by completing a market analysis. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on the discounted cash flow and market approach analyses, management performs the next step, which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and determined that there was no impairment for the years ended January 2, 2010 or January 3, 2009.
INCOME TAXES
The Company operates in multiple tax jurisdictions, both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations. Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.
On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and earnings in each tax jurisdictions during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the revised anticipated annual rate.
RETIREMENT BENEFITS
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes.
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are rated AA- or higher by a recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The discount rate at year end 2009 was 6.17%. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 8.5%. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation — Stock Compensation. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change during 2009 in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report on Form 10-K, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.
Under the provisions of FASB ASC Topic 815, Derivatives and Hedging, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 2, 2010 and January 3, 2009, the Company had outstanding forward currency exchange contracts to purchase $69.6 million and $63.1 million, respectively, of U.S. dollars with maturities ranging up to 308 days.
The Company also has production facilities in the Dominican Republic and sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees’ local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses.
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended January 2, 2010, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $15.3 million. For the year ended January 3, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $36.3 million. These changes resulted in cumulative foreign currency translation adjustments at January 2, 2010 and January 3, 2009 of $14.5 million and $0.9 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of January 2, 2010, the Company had no outstanding balance on its revolving credit, compared to $59.5 million as of January 3, 2009.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 2, 2010.

CONTRACTUAL OBLIGATIONS
The Company has the following payments under contractual obligations due by period:

		Less than			More than
(Thousands of Dollars)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$114,877	$16,107	$26,093	$20,509	$52,168
Short- and long-term debt obligations	1,615	538	1,077	—	—
Purchase obligations (1)	146,760	146,760	—	—	—
Restructuring related obligations	948	948	—	—	—
Deferred compensation	918	191	333	208	186
Pension (2)	10,466	10,466	—	—	—
SERP	25,036	1,988	3,983	4,942	14,123
Dividends declared	5,446	5,446	—	—	—
Minimum royalties	7,374	1,544	2,742	2,028	1,060
Minimum advertising	16,922	2,208	4,618	4,899	5,197

Total (3)	$330,362	$186,196	$38,846	$32,586	$72,734

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.

(2)
Pension obligations reflect only expected pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(3)
The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at January 2, 2010 is $8.4 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

The Company had $153.7 million of additional borrowing capacity available under all of its existing credit facilities at January 2, 2010. The Company’s additional borrowing capacity is summarized as follows:

	Expiration of availability
	Total commitments	Less than	1 year or
(Millions of Dollars)	available	1 year	greater
Revolving credit	$150.0	$150.0	$—
Standby letters of credit	3.7	3.7	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of January 2, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that internal control over financial reporting was effective as of January 2, 2010.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A and is incorporated into this Item 9A by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended January 2, 2010 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, under the caption “Corporate Governance” under the subheading “Board and Committee Membership and Meetings.”
The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, and has adopted a Code of Conduct & Compliance that applies to the Company’s directors and employees. The Accounting and Finance Code of Ethics and the Code of Conduct & Compliance are available on the Company’s website at www.wolverineworldwide.com/investors_governance.asp. Any waiver from the Accounting and Finance Code of Ethics or the Code of Conduct & Compliance with respect to the Company’s executive officers and directors will be disclosed on the Company’s website. Any amendment to the Accounting and Finance Code of Ethics and the Code of Conduct & Compliance will be disclosed on the Company’s website.
The information regarding directors of the Company contained under the caption “Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.
The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.

Item 11.	Executive Compensation
The information contained under the caption “Executive Compensation” and under the caption “Corporate Governance” under the subheading “Board and Committee Membership and Meetings” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained under the caption “Corporate Governance” under the subheading “Securities Ownership of Officers and Directors and Certain Beneficial Owners” and under the caption “Stock Incentive Plan of 2010” under the subheading “New Plan Benefits” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information contained under the caption “Related Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services
The information contained under the caption “Independent Auditor” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2010, is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Item 15(a)(1). Financial Statements Attached as Appendix A
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended January 2, 2010, January 3, 2009, and December 29, 2007.

•	Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2010, January 3, 2009, and December 29, 2007.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2010, January 3, 2009, and December 29, 2007.

•	Notes to the Consolidated Financial Statements as of January 2, 2010.

•	Reports of Independent Registered Public Accounting Firm.
Item 15(a)(2). Financial Statement Schedules Attached as Appendix B
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:
•	Schedule II—Valuation and Qualifying Accounts.
All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15(a)(3). Exhibits
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

10.1
1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4
Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5
Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6
Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7
Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8
Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9
Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10
Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit Number	Document

10.11
Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

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

10.14
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Krueger, McBreen and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

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

10.18
Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

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

10.22
Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

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

10.26
2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit Number	Document

10.27
2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.28
Form of Performance Share Award Agreement.* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended (2009-2011 Performance Period) January 3, 2009. Here incorporated by reference.

10.29	Form of Performance Share Award Agreement (2010-2012 Performance Period).*

10.30
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.31
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.32
409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.32.

10.33
Form of 409A Supplemental Retirement Plan Participation Agreement with Mr. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.34	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or arrangement.
The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Kenneth A. Grady, General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.
Dated: March 3, 2010	By:	/s/ Blake W. Krueger
Blake W. Krueger
Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2010

/s/ Donald T. Grimes Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2010

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	March 3, 2010

*/s/ William K. Gerber William K. Gerber	Director	March 3, 2010

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 3, 2010

*/s/ Joseph R. Gromek Joseph R. Gromek	Director	March 3, 2010

*/s/ David T. Kollat David T. Kollat	Director	March 3, 2010

/s/ Blake W. Krueger Blake W. Krueger	Director	March 3, 2010

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 3, 2010

*/s/ David P. Mehney David P. Mehney	Director	March 3, 2010

*/s/ Timothy J. O’Donovan Timothy J. O’Donovan	Director	March 3, 2010

*/s/ Shirley D. Peterson Shirley D. Peterson	Director	March 3, 2010

*/s/ Michael A. Volkema Michael A. Volkema	Director	March 3, 2010

*By: /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chairman, Chief Executive Officer and President	March 3, 2010

APPENDIX A
Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
(Thousands of Dollars, Except Per Share Data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$160,439	$89,502
Accounts receivable, less allowances (2009 – $13,946; 2008 – $15,161)	163,755	167,949
Inventories
Finished products	140,124	177,801
Raw materials and work-in-process	17,941	18,976

	158,065	196,777

Deferred income taxes	12,475	8,127
Prepaid expenses and other current assets	8,804	11,487

Total current assets	503,538	473,842

Property, plant and equipment:
Land	881	882
Buildings and improvements	80,511	81,875
Machinery and equipment	147,197	143,203
Software	74,559	72,478

	303,148	298,438

Less accumulated depreciation	229,196	212,681

	73,952	85,757
Other assets:
Goodwill	39,972	32,310
Other non-amortizable intangibles	16,226	9,257
Cash surrender value of life insurance	35,405	35,531
Deferred income taxes	35,094	23,314
Other	3,746	4,769

	130,443	105,181

Total assets	$707,933	$664,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,262	$45,320
Accrued salaries and wages	20,751	22,702
Income taxes	18,887	1,817
Taxes, other than income taxes	4,521	4,308
Restructuring reserve	5,926	—
Other accrued liabilities	37,922	29,533
Accrued pension liabilities	2,044	28,144
Current maturities of long-term debt	538	5
Revolving credit agreement	—	59,500

Total current liabilities	132,851	191,329

Long-term debt (less current maturities)	1,077	—
Deferred compensation	5,870	7,714
Accrued pension liabilities	84,134	34,777
Other liabilities	1,968	1,038

Stockholders’ equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares issued, including treasury shares: 2009 – 62,763,924; 2008 – 61,655,814	62,764	61,656
Additional paid-in capital	81,021	64,696
Retained earnings	706,439	666,027
Accumulated other comprehensive income (loss)	(42,806)	(42,834)
Cost of shares in treasury: 2009 – 13,170,471 shares; 2008 – 12,748,721 shares	(325,385)	(319,623)

Total stockholders’ equity	482,033	429,922

Total liabilities and stockholders’ equity	$707,933	$664,780

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Fiscal Year
(Thousands of Dollars, Except Per Share Data)	2009	2008	2007
COMMON STOCK
Balance at beginning of the year	$61,656	$61,085	$60,468
Common stock issued under stock incentive plans (2009 – 1,108,112 shares; 2008 – 570,691 shares; 2007 – 618,123 shares)	1,108	571	617

Balance at end of the year	62,764	61,656	61,085

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	64,696	47,786	31,341
Stock-based compensation expense	8,935	8,164	8,316
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	6,557	5,859	4,603
Income tax benefits	1,427	2,842	3,572
Issuance of performance-based shares (2009 – 286,006 shares)	(286)	—	—
Issuance of treasury shares (2009 – 32,455 shares; 2008 – 22,842 shares; 2007 – 12,661 shares)	(111)	54	47
Net change in employee notes receivable	(197)	(9)	(93)

Balance at end of the year	81,021	64,696	47,786

RETAINED EARNINGS
Balance at beginning of the year	666,027	591,706	519,815
Net earnings	61,912	95,821	92,886
Cash dividends declared (2009 – $0.44 per share; 2008 – $0.44 per share; 2007 – $0.36 per share)	(21,500)	(21,500)	(18,844)
Cumulative effect of adopting ASC Topic 740 (See Note 7)	—	—	(509)
Pension adjustments (See Note 6)	—	—	(1,642)

Balance at end of the year	706,439	666,027	591,706

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	(42,834)	22,268	3,923
Foreign currency translation adjustments	15,349	(36,305)	13,643
Change in fair value of foreign exchange contracts, net of taxes (2009 – $3,482; 2008 – ($3,447); 2007 – $929)	(7,469)	5,978	(1,007)
Pension adjustments, net of taxes (2009 – $4,228; 2008 – $18,963; 2007 – ($3,396))	(7,852)	(34,775)	5,709

Balance at end of the year	(42,806)	(42,834)	22,268

COST OF SHARES IN TREASURY
Balance at beginning of the year	(319,623)	(244,066)	(110,988)
Common stock purchased for treasury (2009 – 454,205 shares; 2008 – 2,921,264 shares; 2007 – 4,587,473 shares)	(6,566)	(76,129)	(133,379)
Issuance of treasury shares (2009 – 32,455 shares; 2008 – 22,842 shares; 2007 – 12,661 shares)	804	572	301

Balance at end of the year	(325,385)	(319,623)	(244,066)

Total stockholders’ equity at end of the year	$482,033	$429,922	$478,779

COMPREHENSIVE INCOME
Net earnings	$61,912	$95,821	$92,886
Foreign currency translation adjustments	15,349	(36,305)	13,643
Change in fair value of foreign exchange contracts, net of taxes	(7,469)	5,978	(1,007)
Pension adjustments, net of taxes	(7,852)	(34,775)	5,709

Total comprehensive income	$61,940	$30,719	$111,231

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(Thousands of Dollars, Except Per Share Data)	2009	2008	2007

Revenue	$1,101,056	$1,220,568	$1,198,972
Cost of goods sold	663,461	734,547	727,041
Restructuring and other transition costs	5,873	—	—

Gross profit	431,722	486,021	471,931

Selling, general and administrative expenses	316,378	345,183	333,151
Restructuring and other transition costs	29,723	—	—

Operating profit	85,621	140,838	138,780

Other expenses (income):
Interest expense	494	2,850	2,470
Interest income	(383)	(1,757)	(3,134)
Other (income) expense	(182)	(839)	873

	(71)	254	209

Earnings before income taxes	85,692	140,584	138,571

Income taxes	23,780	44,763	45,685

Net earnings	$61,912	$95,821	$92,886

Net earnings per share (see Note 1):
Basic	$1.26	$1.94	$1.75
Diluted	1.24	1.90	1.70
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(Thousands of Dollars)	2009	2008	2007
OPERATING ACTIVITIES
Net earnings	$61,912	$95,821	$92,886
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,932	18,460	20,223
Amortization	1,689	2,236	2,568
Deferred income taxes	(7,845)	(43)	(5,660)
Stock-based compensation expense	8,935	8,164	8,316
Excess tax benefits from stock-based compensation	(462)	(1,610)	(2,620)
Pension expense	11,177	1,252	2,884
Restructuring and other transition costs	35,596	—	—
Cash payments related to restructuring and other transition costs	(20,653)	—	—
Other	(7,921)	13,966	4,339
Changes in operating assets and liabilities:
Accounts receivable	9,817	3,419	(21,530)
Inventories	44,500	(39,201)	22,450
Other operating assets	3,103	(386)	3,141
Accounts payable	(7,326)	(5,064)	3,140
Income taxes	17,070	(2,094)	(2,524)
Other operating liabilities	3,085	(1,450)	(4,325)

Net cash provided by operating activities	168,609	93,470	123,288

INVESTING ACTIVITIES
Business acquisitions	(7,954)	—	—
Additions to property, plant and equipment	(11,670)	(24,126)	(17,879)
Other	(2,679)	(4,133)	(4,441)

Net cash used in investing activities	(22,303)	(28,259)	(22,320)

FINANCING ACTIVITIES
Net borrowings under revolver	(59,500)	59,500	—
Payments of long-term debt	—	(10,714)	(10,713)
Payments of capital lease obligations	(5)	(12)	(26)
Cash dividends paid	(21,502)	(20,758)	(18,391)
Purchase of common stock for treasury	(6,566)	(76,129)	(133,379)
Proceeds from shares issued under stock incentive plans	7,867	7,047	5,662
Excess tax benefits from stock-based compensation	462	1,610	2,620

Net cash used in financing activities	(79,244)	(39,456)	(154,227)
Effect of foreign exchange rate changes	3,875	(12,340)	4,683

Increase (decrease) in cash and cash equivalents	70,937	13,415	(48,576)

Cash and cash equivalents at beginning of the year	89,502	76,087	124,663

Cash and cash equivalents at end of the year	$160,439	$89,502	$76,087

OTHER CASH FLOW INFORMATION
Interest paid	$486	$2,365	$1,916
Net income taxes paid	7,297	35,995	48,336
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts are in thousands of dollars except share data and elsewhere as noted.
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its brands and branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
FISCAL YEAR
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week period ended January 2, 2010, the 53-week period ended January 3, 2009 and the 52-week period ended December 29, 2007.
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
The Company records provisions against gross revenue for estimated stock returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, historical cash discounts taken and analysis of credit memorandum activity.
COST OF GOODS SOLD
Cost of goods sold for the Company’s operations include the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
SHIPPING AND HANDLING COSTS
Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of goods sold.
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

INVENTORIES
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company’s retail business, due to the unique nature of those operations and for certain domestic finished goods inventories. The Company has applied these inventory cost valuation methods consistently from year to year.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated on the basis of cost and include expenditures for computer hardware and software, store furniture and fixtures, office furniture and machinery and equipment. Normal repairs and maintenance are expensed as incurred.
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
GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks and patents. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets at least annually, or when indicators of impairment are present, by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated shortfall of fair value to recorded value.
Inherent in the development of the present value of future cash flow projections are assumptions and estimates the Company derives from a review of its operating results, business plans, expected growth rates, cost of capital and tax rates. The Company also makes certain assumptions about future economic conditions, interest rates and other market data which it relies upon in determining the fair value of assets under the discounted cash flow method. Many of the factors used in assessing fair value are outside the control of the Company, and these assumptions and estimates can change in future periods.
The market approach is the other primary method used for estimating fair value of a reporting unit. This approach relies on the market value (based on market capitalization) of companies that are engaged in the same or a similar line of business.
Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2009 is as follows:

	2010	2011	2012	2013	2014
Amortization expense	$1,801	$1,005	$294	$141	$74
Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to ten years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have net carrying amounts of $3,363 and $4,390 for 2009 and 2008, respectively, and accumulated amortization of $4,860 and $4,433 for 2009 and 2008, respectively.
The Company has performed the required annual impairment tests and has determined that goodwill and other non-amortizable intangibles were not impaired at January 2, 2010 and January 3, 2009.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended January 2, 2010 and January 3, 2009 are as follows:

	Goodwill	Trademarks	Total
Balance at December 29, 2007	$39,573	$8,936	$48,509
Intangibles acquired	—	338	338
Intangibles disposed	—	(17)	(17)
Foreign currency translation effects	(7,263)	—	(7,263)

Balance at January 3, 2009	$32,310	$9,257	$41,567
Intangibles acquired	5,464	6,969	12,433
Foreign currency translation effects	2,198	—	2,198

Balance at January 2, 2010	$39,972	$16,226	$56,198

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
RETIREMENT BENEFITS
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 6 to the consolidated financial statements for additional information.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation costs of $8,935, $8,164 and $8,316 and related income tax benefits of $2,321, $1,699 and $2,092 for grants under its stock-based compensation plans in the statements of operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $4.40, $5.68 and $6.87 per share in 2009, 2008 and 2007, respectively, with the following weighted-average assumptions:

	2009	2008	2007
Expected market price volatility (1)	34.8%	28.9%	23.3%
Risk-free interest rate (2)	1.6%	2.5%	4.8%
Dividend yield (3)	1.8%	1.6%	1.4%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,217,244 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the fiscal year ended January 2, 2010. The Company cancelled 58,979 shares of common stock issued under restricted stock awards as a result of forfeitures during 2009.
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
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
Numerator:
Net earnings	$61,912	$95,821	$92,886
Adjustment for earnings allocated to nonvested restricted common stock	(1,036)	(996)	(1,123)

Net earnings used in calculating basic earnings per share	60,876	94,825	91,763
Adjustment for earnings reallocated to nonvested restricted common stock	8	18	26

Net earnings used in calculating diluted earnings per share	$60,884	$94,843	$91,789

Denominator:
Weighted average shares outstanding	49,192,662	49,381,789	53,140,581
Adjustment for nonvested restricted common stock	(921,715)	(513,063)	(641,088)

Shares used in calculating basic earnings per share	48,270,947	48,868,726	52,499,493
Effect of dilutive stock options	708,485	1,151,565	1,586,803

Shares used in calculating diluted earnings per share	48,979,432	50,020,291	54,086,296

Net earnings per share:
Basic	$1.26	$1.94	$1.75
Diluted	$1.24	$1.90	$1.70
Options to purchase 2,353,412 shares of common stock in 2009, 1,273,676 shares in 2008 and 546,247 shares in 2007 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the period and, therefore, they were anti-dilutive.
Effective January 4, 2009, the Company implemented FASB ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in the computation of basic and diluted earnings per share using the two-class method. Certain of the Company’s restricted stock awards allow the holder to receive a nonforfeitable dividend equivalent. The impact of adopting the standard reduced previously reported basic net earnings per share by $0.02 and had no impact on diluted net earnings per share for the years ended January 3, 2009 and December 29, 2007.
FOREIGN CURRENCY
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material in 2009, 2008 and 2007.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a consistent definition of fair value, focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-tier hierarchy for fair value measurements. As required, effective January 3, 2009 and January 2, 2010, the Company adopted the provisions of ASC 820 for financial assets and liabilities and nonfinancial assets and liabilities, respectively. This topic requires fair value measurements to be classified and disclosed in one of the following three categories:
Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under the revolving credit agreement and long-term debt. The carrying amounts of the Company’s financial instruments approximate their fair value. As of January 2, 2010 the carrying value and fair value of the Company’s fixed rate long-term debt was $1,615 and $1,658, respectively. There was no long-term debt outstanding at January 3, 2009. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.
As of January 2, 2010 and January 3, 2009, a liability of $2,625 and an asset of $3,246, respectively, have been recognized for the fair value of the Company’s foreign currency forward exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at January 2, 2010.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 2, 2010 and January 3, 2009, foreign exchange contracts with a notional value of $69,618 and $63,129, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements in 2009, 2008, or 2007. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company recognized a net loss of $547, a net gain of $434 and a net loss of $2,615, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company reclassified a loss of $2,996, and gains of $2,132 and $1,894, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The ending accumulated other comprehensive income (loss) is as follows:

	2009	2008

Foreign currency translation adjustments	$14,477	$(872)
Change in fair value of foreign exchange contracts, net of taxes (2009 – $1,578; 2008 – $(1,904))	(3,546)	3,923
Pension adjustments, net of taxes (2009 – $28,459; 2008 – $24,231)	(53,737)	(45,885)

Accumulated other comprehensive income (loss)	$(42,806)	$(42,834)

SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 3, 2010, the date financial statements were issued.
RECLASSIFICATIONS
Certain amounts on the consolidated condensed financial statements previously reported in 2008 and 2007 have been reclassified to conform to the presentation used in 2009. These reclassifications did not affect net earnings.
2. Inventories
Inventories of $48,800 at January 2, 2010 and $65,000 at January 3, 2009 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $9,838 and $11,854 higher than reported at January 2, 2010 and January 3, 2009, respectively.
3. Debt
Long-term debt consists of the following obligations:

	2009	2008
Notes payable	$1,615	$—
Other	—	5

	1,615	5
Less current maturities	538	5

Total long-term debt	$1,077	$—

In 2009, the Company entered into a $1,615 note payable in connection with the CusheTM acquisition. The note is payable over three years at a fixed interest rate of 4.5%.
The Company has an unsecured revolving credit agreement that allows for borrowings up to $150,000, subject to increase or decrease as specified in the credit agreement. This agreement, which expires in July 2010, contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios related to debt to total capital and minimum fixed charge coverage. At January 2, 2010, the Company was in compliance with all restrictive covenants. Interest is paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR, or money market rate plus applicable spread. The Company had zero drawn on the revolving credit facility at January 2, 2010. At January 3, 2009, $59,500 was outstanding under the revolving credit agreement, which the Company considered short-term in nature.
The Company had commercial letters of credit outstanding of $450 and $2,466 at January 2, 2010 and January 3, 2009, respectively.
Interest costs of $158 in 2009, $227 in 2008 and $237 in 2007 were capitalized in connection with various capital improvement and computer hardware and software installation projects.

4. Leases
The Company leases machinery, equipment, and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. At January 2, 2010, minimum rental payments due under all non-cancelable leases were as follows:

	2010	2011	2012	2013	2014	Thereafter
Minimum rental payments	$16,107	$14,241	$11,852	$10,715	$9,794	$52,168
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $19,187 in 2009, $18,255 in 2008 and $14,681 in 2007.
5. Capital Stock
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of January 2, 2010 or January 3, 2009. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
As of January 2, 2010, the Company had stock options outstanding or available for grant under stock incentive plans adopted in 1993, 1995, 1997, 1999, 2001, 2003 and 2005. Shares of restricted stock may also be granted under each of these plans, with the exception of the 1993, 1995 and 1997 plans. As of January 2, 2010, the Company had approximately 1,712,056 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2005. Under the provisions of the Stock Incentive Plan of 2005, each option granted counts as one stock incentive unit and all other awards granted, including restricted stock, counts as two stock incentive units. In addition, as of January 2, 2010, the Company had approximately 255,238 stock incentive units (stock options, restricted stock and common stock) available for grant under the balance of its other plans. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer, or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
Outstanding at December 30, 2006	4,574,945	$16.53	5.6	$54,873,000
Granted	623,577	30.16
Exercised	(551,020)	14.67
Cancelled	(59,257)	27.73

Outstanding at December 29, 2007	4,588,245	$18.46	5.4	$31,096,000
Granted	845,843	25.21
Exercised	(713,048)	15.46
Cancelled	(148,656)	25.36

Outstanding at January 3, 2009	4,572,384	$19.95	5.6	$16,155,438
Granted	863,017	17.55
Exercised	(582,318)	13.56
Cancelled	(233,737)	20.91

Outstanding at January 2, 2010	4,619,346	$20.17	5.8	$34,212,280
Estimated forfeitures	(6,389)

Vested or expected to vest at January 2, 2010	4,612,957	$20.17	5.8	$34,159,759
Nonvested at January 2, 2010 and expected to vest	(1,238,396)

Exercisable at January 2, 2010	3,374,561	$19.75	4.8	$26,437,862

The total pretax intrinsic value of options exercised during the year ended January 2, 2010 was $5,745. As of January 2, 2010, there was $2,329 of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.2 years.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.22 as of December 31, 2009, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of January 2, 2010 was 2,921,804. As of January 3, 2009, 3,467,874 outstanding options were exercisable, and the weighted-average exercise price was $17.75.
A summary of the nonvested restricted shares issued under stock award plans is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 30, 2006	775,810	$17.09
Granted	146,950	30.17
Vested	(335,695)	14.81
Forfeited	(13,684)	27.64

Nonvested at December 29, 2007	573,381	$21.52
Granted	179,755	24.85
Vested	(234,581)	18.36
Forfeited	(46,063)	24.08

Nonvested at January 3, 2009	472,492	$24.11
Granted	636,659	17.28
Vested	(145,797)	20.31
Forfeited	(58,979)	20.45

Nonvested at January 2, 2010	904,375	$20.14

As of January 2, 2010, there was $4,792 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the year ended January 2, 2010 was $2,761.
6. Retirement Plans
The Company has non-contributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings (as defined in the plan), while the other plan provides benefits at a fixed rate per year of service.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle them to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $35,405 at January 2, 2010 and $35,531 at January 3, 2009 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has a defined contribution 401(k) plan covering substantially all domestic employees that provides for Company contributions based on earnings. The Company recognized expense for its defined contribution plan of $1,919 in 2009, $2,245 in 2008 and $2,078 in 2007.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $954 in 2009, $1,194 in 2008 and $1,327 in 2007. The Company also has a defined benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2,778 at January 2, 2010 and $2,620 at January 3, 2009 which is recognized as a deferred compensation liability on the accompanying balance sheet.
Effective in 2007, the Company adopted the measurement date provisions of FASB ASC Topic 715, Compensation – Retirement Benefits, requiring the measurement date of the defined benefit pension plans to correspond with the Company’s fiscal year end (the previous measurement date was September 30). As a result, the Company recognized a reduction of $1,642 in retained earnings and a reduction in accumulated other comprehensive income (loss) of $6,338.

The following summarizes the status of and changes in the Company’s pension assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) as of:

	2009	2008

Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$174,970	$175,091
Service cost pertaining to benefits earned during the year	4,543	4,859
Interest cost on projected benefit obligations	12,232	11,413
Actuarial (gains) losses	30,521	(5,309)
Plan amendment	—	220
Special termination benefits	139	—
Benefits paid to plan participants	(10,735)	(11,304)

Projected benefit obligations at end of the year	$211,670	$174,970

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$112,049	$167,159
Actual return (loss) on plan assets	19,464	(48,879)
Company contributions	4,714	5,073
Benefits paid to plan participants	(10,735)	(11,304)

Fair value of pension assets at end of the year	$125,492	$112,049

Funded status	$(86,178)	$(62,921)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,044)	$(28,144)
Non current liabilities	(84,134)	(34,777)

Net amount recognized	$(86,178)	$(62,921)

Amounts recognized in accumulated other comprehensive income (loss), net of tax:
Unrecognized net actuarial loss	$(53,165)	$(44,707)
Unrecognized prior service cost	(572)	(1,178)

Net amount recognized	$(53,737)	$(45,885)

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(86,178)	$(62,921)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded supplemental employee retirement plans	33,731	33,633

Net funded status of pension plans and SERP (supplemental)	$(52,447)	$(29,288)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2009	2008
Projected benefit obligations	$211,670	$174,970
Accumulated benefit obligations	202,428	165,432
Fair value of plan assets	125,492	112,049
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $202,428 at January 2, 2010 and $165,432 at January 3, 2009.

The following is a summary of net pension and SERP cost recognized by the Company:

	2009	2008	2007
Service cost pertaining to benefits earned during the year	$(4,543)	$(4,859)	$(4,849)
Interest cost on projected benefit obligations	(12,233)	(11,413)	(11,011)
Expected return on pension assets	10,911	13,914	14,024
Net amortization loss	(9,275)	(3,967)	(5,569)
Curtailment (gain)	(612)	—	—
Special termination benefit charge	(139)	—	—

Net pension cost	$(15,891)	$(6,325)	$(7,405)

The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during 2010 is $258 ($168, net of tax) and $10,046 ($6,530, net of tax), respectively. Expense for qualified defined benefit pension plans was $12,871 in 2009, $3,601 in 2008 and $4,707 in 2007.

	2009	2008
Weighted-average assumptions used to determine benefit obligations at fiscal year end:
Discount rate	6.17%	7.25%
Rate of compensation increase	3.25%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	7.25%	6.70%
Expected long-term rate of return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%
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

	2009		2008
	$	%	$	%
Weighted average asset allocations at fiscal year end by asset category are as follows:
Equity securities	85,026	67.8%	73,776	65.8%
Fixed income investments	36,302	29.0%	35,585	31.8%
Cash and money market investments	4,164	3.2%	2,688	2.4%

Fair value of plan assets	125,492	100.0%	112,049	100.0%

The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 50%. Within the equity and fixed income classifications, the investments are diversified.
In accordance with ASC 820, these assets fall within Level 1 of the fair value hierarchy. Fair value is determined using quoted prices (unadjusted) in active markets for identical assets.
The Company expects to contribute $10,466 to its qualified defined benefit pension plans and $1,988 to the SERP in 2010.

Expected benefit payments for the five years subsequent to 2009 and the sum of the five years following those are as follows:

	2010	2011	2012	2013	2014	2015-2019
Expected benefit payments	$11,061	$11,357	$11,493	$12,015	$13,055	$73,490
7. Income Taxes
Earnings before income taxes consist of the following:

	2009	2008	2007
United States	$51,167	$82,604	$87,648
Foreign	34,525	57,980	50,923

	$85,692	$140,584	$138,571

The provisions for income taxes consist of the following:

	2009	2008	2007
Current expense:
Federal	$11,492	$26,053	$33,442
State	1,596	483	977
Foreign	17,547	18,270	16,926
Deferred credit	(6,855)	(43)	(5,660)

	$23,780	$44,763	$45,685

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2009	2008	2007
Income taxes at statutory rate	$29,992	$49,204	$48,500
State income taxes, net of federal income tax	324	375	302
Nontaxable earnings of foreign affiliates	(2,981)	(1,555)	(2,026)
Research and development credits	(700)	(875)	(877)
Foreign earnings taxed at rates differing from the U.S. statutory rate	(8,444)	(3,352)	(1,439)
Tax reserve adjustments	4,908	244	670
Other	681	722	555

	$23,780	$44,763	$45,685

Significant components of the Company’s deferred income tax assets and liabilities as of the end of 2009 and 2008 are as follows:

	2009	2008
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5,210	$5,631
Deferred compensation accruals	2,466	2,825
Accrued pension costs	31,584	24,231
Net operating loss carryforwards	1,026	646
Other amounts not deductible until paid	14,246	7,153

Total gross deferred income tax assets	54,532	40,486
Less valuation allowance	(1,026)	(646)

Net deferred income tax assets	53,506	39,840

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(4,107)	(4,484)
Prepaid pension costs	(994)	(2,173)
Other	(836)	(1,742)

Total deferred income tax liabilities	(5,937)	(8,399)

Net deferred income tax assets	$47,569	$31,441

The valuation allowance for deferred tax assets as of January 2, 2010, and January 3, 2009, was $1,026 and $646, respectively. The net change in the total valuation allowance for each of the years ended January 2, 2010, and January 3, 2009, was $380 and $646, respectively. The valuation allowance was related to foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the net operating loss carryforwards depends on the generation of future taxable income in the foreign tax jurisdictions.
At January 2, 2010, the Company has foreign net operating loss carryforwards of $3,634, which are available for an unlimited carryforward period to offset future foreign taxable income.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2009	2008	2007
Beginning balance	$3,171	$2,927	$2,415
Increases related to current year tax positions	5,225	244	1,001
Release due to settlements of audits	—	—	(489)

Ending balance	$8,396	$3,171	$2,927

The Company had unrecognized tax benefits of $7,588 as of January 2, 2010, $2,646 as of January 3, 2009 and $2,382 as of December 29, 2007, that if recognized currently would reduce the annual effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $681 as of January 2, 2010, $553 as of January 3, 2009 and $282 as of December 29, 2007.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.
No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $163,664 at January 2, 2010, as the Company expects such earnings will remain invested overseas indefinitely. At January 3, 2009, undistributed foreign earnings were $169,600.
8. Litigation and Contingencies
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of the Company’s management that these items will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2010	2011	2012	2013	2014
Minimum royalties	$1,544	$1,772	$970	$999	$1,029
Minimum advertising	2,208	2,275	2,343	2,413	2,486
Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,861, $3,198 and $3,456 for 2009, 2008 and 2007, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $2,682, $3,018 and $3,508 for 2009, 2008 and 2007, respectively.
9. Business Segments
The Company has one reportable segment that is engaged in manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel and accessories to the retail sector. Revenue earned by operation of this segment is derived from the sale of branded footwear and apparel to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear, apparel and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.
The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the quantitative requirements. The Company operated 83 retail stores in North America, 5 retail stores in the United Kingdom and 23 consumer-direct internet sites at January 2, 2010 that sell Company-branded products, as well as footwear, apparel and accessory brands owned by unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as disclosed in Note 1.
Business segment information is as follows:

	2009
	Branded
	Footwear,
	Apparel	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$991,168	$109,888	$—	$1,101,056
Intersegment sales	55,983	3,019	—	59,002
Interest (income) expense – net	8,893	1,159	(9,941)	111
Depreciation expense	6,501	3,035	6,396	15,932
Earnings (loss) before income taxes	116,568	(8,092)	(22,784)	85,692
Total assets	499,091	34,036	174,806	707,933
Additions to property, plant and equipment	3,240	3,712	4,718	11,670

	2008
	Branded
	Footwear,
	Apparel	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,106,081	$114,487	$—	$1,220,568
Intersegment sales	47,386	3,542	—	50,928
Interest (income) expense – net	9,650	1,102	(9,659)	1,093
Depreciation expense	6,823	3,768	7,869	18,460
Earnings (loss) before income taxes	158,615	3,294	(21,325)	140,584
Total assets	483,041	57,049	124,690	664,780
Additions to property, plant and equipment	11,443	4,654	8,029	24,126

	2007
	Branded
	Footwear,
	Apparel	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,099,205	$99,767	$—	$1,198,972
Intersegment sales	45,603	2,616	—	48,219
Interest (income) expense – net	9,578	1,128	(11,370)	(664)
Depreciation expense	9,660	3,621	6,942	20,223
Earnings (loss) before income taxes	145,686	2,338	(9,453)	138,571
Total assets	491,926	52,018	94,434	638,378
Additions to property, plant and equipment	7,313	3,380	7,186	17,879
Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2009	2008	2007
United States	$690,269	$729,826	$730,654
Foreign countries:
Europe	198,487	243,701	250,428
Canada	89,409	90,789	86,339
Other	122,891	156,252	131,551

Total from foreign countries	410,787	490,742	468,318

	$1,101,056	$1,220,568	$1,198,972

The Company’s long-lived assets (primarily property, plant and equipment) are as follows:

	2009	2008
United States	$68,883	$82,072
Foreign countries	8,815	8,454

	$77,698	$90,526

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.
The Company sources approximately 93% (based on pairs) of its footwear products from unrelated suppliers located primarily in the Asia-Pacific region. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
Revenue derived from the branded footwear, apparel and licensing segment accounted for approximately 90% of revenue in 2009, 91% in 2008 and 92% in 2007. No other product groups account for more than 10% of consolidated revenue.

10. Restructuring and Other Transition Costs
On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced that two initiatives in its restructuring plan had been expanded to enable the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The Company incurred restructuring and other transition costs of $35,596 ($25,700 on an after-tax basis), or $0.53 per diluted share for the year ended January 2, 2010.
The following is a summary of the restructuring and other transition costs recorded as of January 2, 2010:

Year Ended
January 2, 2010
Restructuring	$29,083
Other transition costs	6,513

Total restructuring and other transition costs	$35,596

Restructuring
The Company incurred restructuring charges of $29,083 ($20,998 on an after-tax basis) for the year ended January 2, 2010.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

		Non-cash
	Severance and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Charges incurred	15,391	7,964	2,473	3,255	29,083
Amounts paid or utilized	(11,525)	(7,964)	(988)	(2,680)	(23,157)

Balance at January 2, 2010	$3,866	$—	$1,485	$575	$5,926

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line items titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. Other transition costs for the year ended January 2, 2010, were $6,513 ($4,702 on an after-tax basis).
11. Business Acquisitions
The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of $1,615 cash, a $1,615 note payable over three years and contingent consideration of $918. The Company acquired assets valued at $299, consisting primarily of property, plant and equipment, inventory, and assumed operating liabilities valued at $317, resulting in goodwill and intangibles of $4,167 at January 2, 2010. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.
On January 22, 2009, the Company acquired the Chaco® footwear brand and certain assets for cash of $6,910 and assumed operating liabilities valued at $4,662. The Company acquired assets valued at $3,912, consisting primarily of accounts receivable and inventory. The purchase resulted in goodwill and intangibles recorded at January 2, 2010 of $7,660.

Using the purchase method of accounting, the purchase price in each of these acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective date of the acquisition. The excess purchase price over the assets and liabilities is recorded as goodwill. The purchase price allocation for each acquisition was finalized during the third quarter of 2009 and a final determination of all purchase accounting adjustments was made upon finalization of asset valuations and acquisition costs. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. Both of the brands have been consolidated into the Company’s results of operations since their respective acquisition dates.
12. Quarterly Results of Operations (Unaudited)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarter of 2009 includes 16 weeks and the fourth quarter of 2008 includes 17 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the annual period.
The Company’s unaudited quarterly results of operations are as follows:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$255,324	$246,438	$286,764	$312,530
Gross profit	102,943	92,041	113,965	122,773
Net earnings	10,495	7,885	26,794	16,738
Net earnings per share:
Basic	$0.21	$0.16	$0.54	$0.34
Diluted	0.21	0.16	0.54	0.33

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$288,238	$267,362	$318,852	$346,116
Gross profit	121,561	102,399	128,730	133,331
Net earnings	23,701	16,812	31,191	24,117
Net earnings per share:
Basic	$0.47	$0.34	$0.64	$0.50
Diluted	0.46	0.33	0.62	0.49

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 3, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.
We have audited Wolverine World Wide, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended January 2, 2010 of Wolverine World Wide, Inc. and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 3, 2010

APPENDIX B
Schedule II — Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
			(2)
		(1)	Charged to
	Balance at	Charged to	Other			Balance at
	Beginning of	Costs and	Accounts	Deductions		End of
Description	Period	Expenses	(Describe)	(Describe)		Period

Fiscal year ended January 2, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$8,383,000	$1,733,000		$1,979,000	(A)	$8,137,000
Allowance for sales returns	5,311,000	28,386,000		29,048,000	(B)	4,649,000
Allowance for cash discounts	1,467,000	11,717,000		12,024,000	(C)	1,160,000
Inventory valuation allowances	8,912,000	6,419,000		8,981,000	(D)	6,350,000

	$24,073,000	$48,255,000		$52,032,000		$20,296,000

Fiscal year ended January 3, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$6,866,000	$2,266,000		$749,000	(A)	$8,383,000
Allowance for sales returns	5,269,000	31,994,000		31,952,000	(B)	5,311,000
Allowance for cash discounts	1,508,000	14,602,000		14,643,000	(C)	1,467,000
Inventory valuation allowances	14,902,000	9,806,000		15,796,000	(D)	8,912,000

	$28,545,000	$58,668,000		$63,140,000		$24,073,000

Fiscal year ended December 29, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$6,324,000	$2,169,000		$1,627,000	(A)	$6,866,000
Allowance for sales returns	5,322,000	30,363,000		30,416,000	(B)	5,269,000
Allowance for cash discounts	1,674,000	14,955,000		15,121,000	(C)	1,508,000
Inventory valuation allowances	10,458,000	6,831,000		2,387,000	(D)	14,902,000

	$23,778,000	$54,318,000		$49,551,000		$28,545,000

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

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

10.1
1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4
Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5
Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6
Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7
Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8
Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9
Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10
Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

i

Exhibit
Number	Document

10.11
Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

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

10.14
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Krueger, McBreen and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

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

10.18
Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2005. Here incorporated by reference.

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

10.22
Form of Non-Qualified Stock Option Agreement Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report of Form 8-K dated February 15, 2006. Here incorporated by reference.

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

10.26
2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

ii

Exhibit
Number	Document

10.27
2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.28
Form of Performance Share Award Agreement.* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended (2009-2011 Performance Period) January 3, 2009. Here incorporated by reference.

10.29	Form of Performance Share Award Agreement (2010-2012 Performance Period).*

10.30
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.31
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.32
409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.32.

10.33
Form of 409A Supplemental Retirement Plan Participation Agreement with Mr. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.34	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or arrangement.

iii