Form 10-Q
period 2010-03-27
WOLVERINE WORLD WIDE INC /DE/
filed 2010-05-06
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 27, 2010
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
There were 63,677,102 shares of Common Stock, $1 par value, outstanding as of April 30, 2010, of which 14,085,518 shares are held as Treasury Stock.

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains “forward-looking statements,” which are statements relating to future events. Forward-looking statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased costs of future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;
•	foreign currency fluctuations compared to the U.S. dollar;
•	changes in monetary controls and valuations of the Chinese yuan relative to the U.S. dollar;
•	the risk of doing business in developing countries and economically volatile areas;
•	the cost, availability and production capacity of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum-based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of limited credit availability on the Company’s suppliers, distributors and customers;
•	the success of Merrell® Apparel and consumer-direct business initiatives;
•	changes in business strategy or development plans;
•	integration of operations of newly acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear, apparel and accessory markets;
•	service interruptions at shipping and receiving ports;

•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	the popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s restructuring plan announced in January 2009;
•	the Company’s ability to implement and recognize benefits from tax planning strategies;
•	the Company’s ability to meet at-once orders;
•	developments in domestic or international legislation, regulation or policy;
•	retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.
Additionally, concerns regarding acts of terrorism and international conflict have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, foreign sourcing of footwear, shipping and transportation, product imports and exports and the sale of products in foreign markets. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement. Historical operating results are not necessarily indicative of the results that may be expected in the future. The Risk Factors included here are not exhaustive. Investors should review the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission. Other Risk Factors exist, and new Risk Factors emerge from time to time, that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars)

	March 27,	January 2,	March 28,
	2010	2010	2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$84,944	$160,439	$56,830
Accounts receivable, less allowances March 27, 2010 — $15,834 January 2, 2010 — $13,946 March 28, 2009 — $17,183	207,735	163,755	198,465
Inventories:
Finished products	154,083	140,124	198,137
Raw materials and work-in-process	17,750	17,941	19,482

	171,833	158,065	217,619
Deferred income taxes	11,361	12,475	8,058
Prepaid expenses and other current assets	9,316	8,804	14,211

Total current assets	485,189	503,538	495,183

Property, plant and equipment:
Gross cost	304,277	303,148	301,356
Less accumulated depreciation	232,093	229,196	221,065

	72,184	73,952	80,291

Other assets:
Goodwill and other non-amortizable intangibles	54,287	56,198	52,627
Cash surrender value of life insurance	35,735	35,405	36,727
Deferred income taxes	34,937	35,094	22,840
Other	3,232	3,746	4,666

	128,191	130,443	116,860

Total assets	$685,564	$707,933	$692,334

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)

	March 27,	January 2,	March 28,
	2010	2010	2009
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,539	$42,262	$28,355
Accrued salaries and wages	11,778	20,751	12,538
Income taxes	14,156	18,887	8,198
Accrued pension liabilities	2,044	2,044	2,769
Restructuring liabilities	3,561	5,926	5,649
Other accrued liabilities	48,523	42,443	40,668
Current maturities of long-term debt	496	538	483
Revolving credit agreement	—	—	93,000

Total current liabilities	118,097	132,851	191,660

Long-term debt (less current maturities)	496	1,077	959
Deferred compensation	6,154	5,870	8,295
Accrued pension liabilities	77,008	84,134	61,331
Other non-current liabilities	1,957	1,968	2,035

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury): March 27, 2010 — 63,547,715 shares January 2, 2010 — 62,763,924 shares March 28, 2009 — 62,331,179 shares	63,548	62,764	62,331
Additional paid-in capital	89,136	81,021	65,854
Retained earnings	728,565	706,439	671,183
Accumulated other comprehensive income (loss)	(48,574)	(42,806)	(45,609)
Cost of shares in treasury: March 27, 2010 — 14,084,787 shares January 2, 2010 — 13,170,471 shares March 28, 2009 — 13,184,610 shares	(350,823)	(325,385)	(325,705)

Total stockholders’ equity	481,852	482,033	428,054

Total liabilities and stockholders’ equity	$685,564	$707,933	$692,334

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended
	March 27,	March 28,
	2010	2009

Revenue	$284,897	$255,324
Cost of goods sold	166,327	150,061
Restructuring and other transition costs	981	2,320

Gross profit	117,589	102,943

Selling, general and administrative expenses	78,540	75,320
Restructuring and other transition costs	517	12,138

Operating profit	38,532	15,485

Other expenses (income):
Interest expense — net	89	89
Other (income)	(230)	(108)

	(141)	(19)

Earnings before income taxes	38,673	15,504

Income taxes	11,214	5,009

Net earnings	$27,459	$10,495

Net earnings per share (see Note 2):
Basic	$0.55	$0.21
Diluted	$0.54	$0.21

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	12 Weeks Ended
	March 27,	March 28,
	2010	2009

OPERATING ACTIVITIES
Net earnings	$27,459	$10,495
Adjustments necessary to reconcile net earnings to net cash used in operating activities:
Depreciation	3,456	3,961
Amortization	405	321
Deferred income taxes	157	555
Stock-based compensation expense	2,570	1,548
Excess tax benefits from stock-based compensation	(470)	—
Pension expense	3,758	3,612
Restructuring and other transition costs	1,498	14,458
Cash payments related to restructuring and other transition costs	(3,813)	(4,212)
Other	3,697	651
Changes in operating assets and liabilities:
Accounts receivable	(45,608)	(29,556)
Inventories	(15,155)	(19,753)
Other operating assets	(595)	(2,754)
Accounts payable	(4,585)	(20,760)
Income taxes	(4,731)	6,381
Other operating liabilities	(11,573)	(6,420)

Net cash used in operating activities	(43,530)	(41,473)

INVESTING ACTIVITIES
Business acquisitions	—	(7,954)
Additions to property, plant and equipment	(2,168)	(2,890)
Other	(509)	(516)

Net cash used in investing activities	(2,677)	(11,360)

FINANCING ACTIVITIES
Net borrowings under revolver	—	33,500
Payments of long-term debt and capital lease obligations	(537)	(2)
Cash dividends paid	(5,416)	(5,366)
Purchase of common stock for treasury	(25,438)	(6,195)
Proceeds from shares issued under stock incentive plans	5,417	492
Excess tax benefits from stock-based compensation	470	—

Net cash (used in) provided by financing activities	(25,504)	22,429
Effect of foreign exchange rate changes	(3,784)	(2,268)

Decrease in cash and cash equivalents	(75,495)	(32,672)

Cash and cash equivalents at beginning of the period	160,439	89,502

Cash and cash equivalents at end of the period	$84,944	$56,830

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 27, 2010 and March 28, 2009
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
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
BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
SUBSEQUENT EVENTS
In preparing these financial statements the Company has evaluated events and transactions for potential recognition or disclosure.
RECLASSIFICATIONS
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Numerator:
Net earnings	$27,459	$10,495
Adjustment for earnings allocated to nonvested restricted common stock	(556)	(145)

Net earnings used in calculating basic earnings per share	26,903	10,350
Adjustment for earnings reallocated to nonvested restricted common stock	6	—

Net earnings used in calculating diluted earnings per share	$26,909	$10,350

Denominator:
Weighted average shares outstanding	49,593,214	48,916,334
Adjustment for nonvested restricted common stock	(1,092,849)	(677,035)

Shares used in calculating basic earnings per share	48,500,365	48,239,299
Effect of dilutive stock options	1,029,733	466,054

Shares used in calculating diluted earnings per share	49,530,098	48,705,353

Net earnings per share:
Basic	$0.55	$0.21
Diluted	$0.54	$0.21
Options to purchase 875,638 shares of common stock at March 27, 2010 and 1,532,644 shares at March 28, 2009 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarter and, therefore, they were anti-dilutive.
The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s restricted stock awards allow the holder to receive a nonforfeitable dividend equivalent.
3. Goodwill and Other Non-Amortizable Intangibles
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at March 28, 2009	$36,930	$15,697	$52,627
Intangibles acquired	602	529	1,131
Foreign currency translation effects	2,440	—	2,440

Balance at January 2, 2010	39,972	16,226	56,198
Foreign currency translation effects	(1,719)	(192)	(1,911)

Balance at March 27, 2010	$38,253	$16,034	$54,287

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	March 27,	January 2,	March 28,
	2010	2010	2009
Foreign currency translation adjustments	$6,574	$14,477	$(4,184)
Fair value of foreign exchange contracts, net of taxes	(1,411)	(3,546)	4,460
Pension adjustments, net of taxes	(53,737)	(53,737)	(45,885)

Accumulated other comprehensive income (loss)	$(48,574)	$(42,806)	$(45,609)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Net earnings	$27,459	$10,495
Other comprehensive income:
Foreign currency translation adjustments	(7,903)	(3,312)
Change in fair value of foreign exchange contracts, net of taxes	2,135	537

Comprehensive income	$21,691	$7,720

5. Business Segments
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing, and distributing branded footwear, apparel and accessories to the retail sector. Revenue earned from the operations of this segment is derived from the sale of branded footwear, apparel and accessories to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing segment manufacture or source, market and distribute products in a similar manner. Branded footwear, apparel, accessories and licensed products are distributed through wholesale channels and under licensing and distributor arrangements.
The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the quantitative requirements. The Company operated 80 retail stores in North America, 5 retail stores in the United Kingdom and 26 consumer-direct internet sites at March 27, 2010 that sell Company-branded products, as well as footwear, apparel and accessory products under brands that are owned by unaffiliated companies. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
Business segment information is as follows:

	Branded
	Footwear,
	Apparel and	Other
	Licensing	Businesses	Corporate	Consolidated
	12 Weeks Ended March 27, 2010
Revenue	$261,638	$23,259	$—	$284,897
Intersegment revenue	7,421	729	—	8,150
Earnings (loss) before income taxes	47,916	(1,392)	(7,851)	38,673
Total assets	520,477	46,656	118,431	685,564

	12 Weeks Ended March 28, 2009
Revenue	$235,084	$20,240	$—	$255,324
Intersegment revenue	11,363	1,136	—	12,499
Earnings (loss) before income taxes	29,400	(8,838)	(5,059)	15,504
Total assets	541,978	51,046	99,310	692,334
6. Financial Instruments and Risk Management
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
Level 1:	Fair value is measured using quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Fair value is measured using either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Fair value is measured using valuation techniques in which one or more significant inputs are unobservable.
As of March 27, 2010 and March 28, 2009, a liability of $322 and an asset of $1,724, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these liabilities and assets fall within Level 2 of the fair value hierarchy. The fair values for these financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 27, 2010.
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under the Company’s revolving credit agreement and long-term debt. The carrying amounts of the Company’s financial instruments approximate their fair value. As of March 27, 2010 the carrying value and fair value of the Company’s fixed rate long-term debt was $992 and $1,012, respectively. As of March 28, 2009 the carrying value and fair value of the Company’s fixed rate long-term debt was $1,442 and $1,483, respectively. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 27, 2010 and March 28, 2009, foreign exchange contracts with a notional value of $75,410 and $50,828, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the 12 weeks ended March 27, 2010 and March 28, 2009. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the 12 weeks ended March 27, 2010 and March 28, 2009, the Company recognized a net loss of $879 and a net gain of $2,834, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended March 27, 2010 and March 28, 2009, the Company reclassified a gain of $1,417 and a gain of $1,245, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company recognized compensation costs of $2,555 and $1,548 and related income tax benefits of $766 and $369 for grants under its stock-based compensation plans in the consolidated condensed statement of operations for the 12 weeks ended March 27, 2010 and March 28, 2009, respectively.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 27, 2010 and March 28, 2009 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 27, 2010 and March 28, 2009 was $6.81 and $4.27 per share, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Expected market price volatility (1)	37.9%	34.6%
Risk-free interest rate (2)	1.9%	1.6%
Dividend yield (3)	1.9%	1.8%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 863,171 and 695,869 shares of common stock during the 12 weeks ended March 27, 2010 and March 28, 2009, respectively, upon the exercise of stock options and under new restricted stock grants. During the 12 weeks ended March 27, 2010 and March 28, 2009, the Company cancelled 3,753 and 3,984 shares, respectively, of common stock as a result of forfeiture of restricted stock awards.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
8. Pension Expense
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Service cost pertaining to benefits earned during the period	$1,322	$1,078
Interest cost on projected benefit obligations	2,935	2,838
Expected return on pension assets	(2,877)	(2,518)
Net amortization loss	2,378	2,214

Net pension cost	$3,758	$3,612

9. Litigation and Contingencies
The Company is involved in environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company, liabilities that have been recorded with respect to such actions and claims, and applicable insurance coverage, the Company’s management currently believes that these items will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Pursuant to certain of the Company’s lease agreements, the Company has provided financial guarantees to third parties in the form of indemnification provisions. These provisions require the Company to indemnify and reimburse the third parties for certain costs incurred by such third parties in connection with these lease agreements, including but not limited to adverse judgments in lawsuits, taxes and operating costs. The terms of the guarantees are equal to the terms of the related lease agreements. The Company is not able to calculate the maximum potential amount of future payments it could be required to make under these guarantees, as the potential payment is dependent upon the occurrence of future unknown events.
The Company has future minimum royalty and other obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2010	2011	2012	2013	2014	Thereafter
Minimum royalties	$1,544	$1,772	$970	$999	$1,029	$1,060
Minimum advertising	1,837	1,941	1,999	2,059	2,121	4,434
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels and are not included in the above table. In accordance with these agreements, the Company incurred royalty expense of $739 and $588 for the 12 weeks ended March 27, 2010 and March 28, 2009, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $612 and $557 for the 12 weeks ended March 27, 2010 and March 28, 2009, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
10. Restructuring and Other Transition Costs
On January 7, 2009 the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. On October 7, 2009, the Company announced that two initiatives in its restructuring plan had been expanded to enable the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The Company estimates that the total implementation costs relating to the strategic restructuring plan will range from approximately $38,000 to $39,000 and that all remaining initiatives under this plan will be completed in the first half of fiscal 2010. In fiscal 2009 the Company incurred restructuring and other transition costs of approximately $35,600, or $0.53 per diluted share. The Company incurred restructuring and other transition costs of $1,498 ($1,064 on an after-tax basis), or $0.02 per diluted share, in the 12 weeks ended March 27, 2010. For the 12 weeks ended March 28, 2009, the Company incurred restructuring and other transition costs of $14,458 ($9,788 on an after-tax basis), or $0.20 per diluted share.
The following is a summary of the restructuring and other transition costs:

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Restructuring	$416	$14,045
Other transition costs	1,082	413

Total restructuring and other transition costs	$1,498	$14,458

Restructuring
The Company incurred restructuring charges of $416 ($295 on an after-tax basis), or $0.01 per diluted share, in the first quarter of 2010. In the first quarter of 2009, the Company incurred restructuring charges of $14,045 ($9,508 on an after-tax basis), or $0.20 per diluted share.
The following is a summary of the activity with respect to a liability established by the Company in connection with the restructuring plan, by category of costs:

		Non-cash
	Severance and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at March 28, 2009	$5,096	$—	$530	$23	$5,649
Charges incurred	6,538	3,394	1,943	3,163	15,038
Amounts paid or utilized	(7,768)	(3,394)	(988)	(2,611)	(14,761)

Balance at January 2, 2010	$3,866	$—	$1,485	$575	$5,926
Charges incurred	256	—	106	54	416
Amounts paid or utilized	(2,298)	—	(236)	(247)	(2,781)

Balance at March 27, 2010	$1,824	$—	$1,355	$382	$3,561

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. Other transition costs were $1,082 ($768 on an after-tax basis) for the 12 weeks ended March 27, 2010, and $413 ($280 on an after-tax basis) for the 12 weeks ended March 28, 2009.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
11. Business Acquisitions
The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of $1,487 cash, a $1,487 note payable over three years and contingent consideration of $845. The Company acquired assets valued at $275, consisting primarily of property, plant and equipment, inventory and assumed operating liabilities valued at $292, resulting in goodwill and intangibles of $3,836. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.
On January 22, 2009, the Company acquired the Chaco® footwear brand and certain assets for cash of $6,910 and assumed operating liabilities valued at $4,662. The purchase resulted in goodwill and intangibles recorded of $7,660.
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
In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009 (fiscal year 2009 for the Company). The Company adopted this ASC and included the required disclosures in its financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
March 27, 2010 and March 28, 2009
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying the existing fair value disclosures about the level of disaggregation. ASU No. 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009 (first quarter 2010 for the Company), except for the requirement to provide Level 3 activity, which is effective for fiscals years beginning after December 15, 2010 (fiscal year 2011 for the Company). The Company adopted the applicable disclosure requirements of this ASU in the first quarter of 2010, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU, which was effective immediately, removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The Company adopted this standard in the first quarter of 2010 and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company pursues this mission by offering innovative products and compelling brand propositions, delivering supply chain excellence, complementing its footwear brands with strong apparel and accessories offerings and building a more substantial global consumer-direct footprint.
The Company’s portfolio consists of 12 footwear and apparel brands that were marketed in approximately 180 countries and territories as of March 27, 2010. The Company controls distribution of its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets, the Company relies on a network of third-party distributors and licensees to market its brands. The Company also owned and operated 85 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 26 consumer-direct internet sites as of the end of the first quarter of fiscal 2010.
FINANCIAL OVERVIEW
•
Revenue for the first quarter of 2010 was $284.9 million, an 11.6% increase over first quarter 2009 revenue of $255.3 million. All four of the Company’s branded wholesale operating groups posted mid-single to double-digit revenue increases, balanced across all market segments and geographies.

•	Gross margin for the first quarter of 2010 was 41.3% compared to 40.3% in the first quarter of 2009.
•
Diluted earnings per share for the first quarter of 2010 were $0.54 per share compared to $0.21 per share for the same quarter in the prior year. Restructuring and other transition costs reduced diluted earnings per share by $0.02 and $0.20 in 2010 and 2009, respectively.

•
Accounts receivable increased 4.7% in the first quarter of 2010 compared to the first quarter of 2009, substantially below the quarter’s revenue increase of 11.6%, due to strong cash collections in this year’s quarter.

•	Inventory decreased 21.0% in the first quarter of 2010 compared to the first quarter of 2009, driven by continued effectiveness of the Company’s strategic inventory control initiatives.
•	The Company ended the first quarter of 2010 with $84.9 million of cash and cash equivalents, interest-bearing debt of only $1.0 million and zero drawn on its $150 million credit facility.
•	During the first quarter of 2010, the Company repurchased approximately 884,000 shares of its common stock at an average cost of $27.80 per share.
•	The Company declared a quarterly cash dividend of $0.11 per share in the first quarter of 2010, equal to the dividend declared in the first quarter of 2009.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated condensed financial statements and related notes.
RESULTS OF OPERATIONS — FIRST QUARTER 2010 COMPARED TO FIRST QUARTER 2009
FINANCIAL SUMMARY — FIRST QUARTER 2010 VERSUS FIRST QUARTER 2009

	2010		2009		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$261.6	91.8%	$235.1	92.1%	$26.5	11.3%
Other business units	23.3	8.2%	20.2	7.9%	3.1	15.3%

Total Revenue	$284.9	100.0%	$255.3	100.0%	$29.6	11.6%

		% of		% of
	$	Revenue		Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$108.8	41.6%	$97.9	41.6%	$10.9	11.1%
Other business units	8.8	37.8%	5.0	24.9%	3.8	76.0%

Total Gross Profit	$117.6	41.3%	$102.9	40.3%	$14.7	14.3%

Selling, general and administrative expenses	$78.5	27.5%	$75.3	29.5%	$3.2	4.2%
Restructuring and other transition costs	0.5	0.2%	12.1	4.8%	(11.6)	(95.9%)

Total Operating Expenses	$79.0	27.7%	$87.4	34.3%	$(8.4)	(9.6%)

Interest expense — net	$0.1	0.0%	$0.1	0.0%	$—	—
Other income — net	$(0.2)	(0.1%)	$(0.1)	(0.0%)	$0.1	100.0%
Earnings before income taxes	$38.7	13.6%	$15.5	6.1%	$23.2	149.7%

Net Earnings	$27.5	9.6%	$10.5	4.1%	$17.0	161.9%

Diluted earnings per share	$0.54	—	$0.21	—	$0.33	157.1%
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Within the branded footwear, apparel and licensing segment, the Company has identified four primary operating units:
•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear, and Merrell® brand apparel;
•	Wolverine Footwear Group, consisting of Bates®, HyTest®, and Wolverine® boots and shoes, Wolverine® brand apparel and certain private label branded products;
•	Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel; and
•	Hush Puppies Group, consisting of Hush Puppies®, Soft Style® and CusheTM brands.
The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail, which includes the Company’s retail stores and e-commerce operations, Wolverine Procurement, which includes pigskin procurement operations and Wolverine Leathers, which markets pigskin leather.

The following is supplemental information on total revenue:
TOTAL REVENUE — FIRST QUARTER

	2010		2009		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$113.5	39.8%	$98.1	38.4%	$15.4	15.7%
Wolverine Footwear Group	56.6	19.9%	53.4	20.9%	3.2	6.0%
Heritage Brands Group	49.4	17.3%	46.2	18.1%	3.2	6.9%
Hush Puppies Group	39.3	13.8%	34.7	13.6%	4.6	13.3%
Other	2.8	1.0%	2.7	1.1%	0.1	3.7%

Total branded footwear, apparel and licensing
revenue	$261.6	91.8%	$235.1	92.1%	$26.5	11.3%
Other business units	23.3	8.2%	20.2	7.9%	3.1	15.3%

Total Revenue	$284.9	100.0%	$255.3	100.0%	$29.6	11.6%

REVENUE
Revenue for the first quarter of 2010 increased $29.6 million from the first quarter of 2009 to $284.9 million. The effect of a weaker U.S. dollar against the British pound, euro and Canadian dollar increased revenue by $9.2 million versus the first quarter of 2009. Increases in unit volume and net selling price increases in selected brands in the branded footwear, apparel and licensing operations, as discussed below, caused revenue to increase $17.3 million. Revenue from the other business units increased $3.1 million, driven primarily by strong e-commerce and same store sales growth from the Company’s retail operations. International revenue represented 41.5% of total revenue in the first quarter of 2010 compared to 38.0% of total revenue in the first quarter of 2009.
The Outdoor Group generated revenue of $113.5 million for the first quarter of 2010, a $15.4 million increase from the first quarter of 2009. The Merrell® brand’s revenue in the first quarter of 2010 increased at a rate in the mid teens compared to the first quarter of 2009, reflecting both solid organic growth and the currency translation benefits from a modestly weaker U.S. dollar. Patagonia® Footwear’s revenue increased at a rate in the low forties in the first quarter of 2010 compared to the first quarter of 2009. Revenue from the Chaco® brand increased at a mid twenties rate due to a full quarter of operations in the first quarter of 2010 versus the first quarter of 2009.
The Wolverine Footwear Group generated revenue of $56.6 million for the first quarter of 2010, a $3.2 million increase from the first quarter of 2009. The Wolverine® brand’s revenue grew at a rate in the low teens over the prior year, due primarily to the success of the Contour WeltTM collection in the U.S. market. Revenue from the Bates® military and civilian uniform footwear business in the first quarter of 2010 was essentially flat compared to the first quarter of 2009 as a result of the planned reduction in contract shipments with the U.S. Military. HyTest®’s revenue for the first quarter of 2010 increased at a mid single digit rate from the first quarter of 2009 due to increases in at-once orders.
The Heritage Brands Group generated revenue of $49.4 million in the first quarter of 2010, a $3.2 million increase compared to the first quarter of 2009. Cat® Footwear’s revenue in the first quarter of 2010 increased at a rate in the mid single digits versus the prior year, reflecting the impact of the modestly weaker U.S. dollar on the reported results of the brand’s extensive international operations. Harley-Davidson® Footwear’s revenue declined in the first quarter of 2010 at a rate in the mid single digits compared to the first quarter of 2009 reflecting the effect the continuing weak motorcycle market in the U.S. is having on related footwear sales. The Sebago® brand’s revenue increased at a rate in the high teens in the first quarter of 2010 compared to the prior year, reflecting both solid organic growth and the benefits from a slightly weaker U.S. dollar.
The Hush Puppies Group generated revenue of $39.3 million in the first quarter of 2010, a $4.6 million increase from the first quarter of 2009. Hush Puppies® revenue in the first quarter of 2010 increased at a rate in the mid single digits versus the first quarter of 2009 due to growth across all Hush Puppies divisions and strong growth in the U.S. and Europe. Revenue from the recently acquired CusheTM brand more than doubled due to a full quarter of operations in the first quarter of 2010 versus the first quarter of 2009 and continued positive momentum for the brand.

Within the Company’s other business units, Wolverine Retail’s revenue increased in the first quarter of 2010 at a rate in the high teens compared to the first quarter of 2009 as a result of comp store revenue increases across the Company’s brick and mortar retail stores and strong growth from e-commerce. Wolverine Retail operated 85 retail stores worldwide at the end of the first quarter of 2010 compared to 92 at the end of the first quarter of 2009. Revenue from the Wolverine Leathers operation increased at a mid single digit rate in the first quarter of 2010 compared to the first quarter of 2009 due to an increase in demand for its proprietary product.
GROSS MARGIN
The gross margin for the first quarter of 2010 of 41.3% was 100 basis points higher than the first quarter of 2009. Restructuring and other transition costs of $1.0 million included in cost of goods sold in the first quarter of 2010 and $2.3 million included in cost of goods sold in the first quarter of 2009 accounted for 60 basis points of the increase, with the remainder of the increase driven by higher average selling prices, lower product costs, benefits from the restructuring plan and a shift to higher margin product sales during the quarter.
OPERATING EXPENSES
Operating expenses of $79.1 million for the first quarter of 2010 decreased $8.3 million from $87.4 million in the first quarter of 2009. Restructuring and other transition costs accounted for $11.6 million of the decrease. This decrease was partially offset by increases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs, and a planned increase in brand-building investments in advertising and promotion.
INTEREST, OTHER AND TAXES
Net interest expense was unchanged for the first quarter of 2010 compared to the first quarter of 2009.
The increase in other income is related primarily to the change in realized gains or losses on foreign-denominated assets and liabilities.
The Company’s effective tax rate for the first quarter of 2010 was 29.0% compared to 32.3% for the first quarter of 2009. The reduced rate reflects the benefits from international tax planning strategies implemented in the latter part of 2009.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin, expense and tax rate changes discussed above, the Company achieved net earnings of $27.5 million for the first quarter of 2010 compared to $10.5 million in the first quarter of 2009, an increase of $17.0 million.
Basic net earnings per share increased 161.9% in the first quarter of 2010 to $0.55 from $0.21 in the first quarter of 2009, and diluted net earnings per share increased 157.1% in the first quarter of 2010 to $0.54 from $0.21 in the first quarter of 2009. The Company repurchased approximately 884,000 shares of common stock in the first quarter of 2010 compared to approximately 446,000 shares in the first quarter of 2009, which lowered the average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	March 27,	January 2,	March 28,	January 2,	March 28,
(Millions of dollars)	2010	2010	2009	2010	2009
Cash and cash equivalents	$84.9	$160.4	$56.8	$(75.5)	$28.1
Accounts receivable	207.7	163.8	198.5	43.9	9.2
Inventories	171.8	158.1	217.6	13.7	(45.8)
Accounts payable	37.5	42.3	28.4	(4.8)	9.1
Current accrued liabilities	80.1	90.1	69.8	(10.0)	10.3

Interest-bearing debt	1.0	1.6	94.4	(0.6)	(93.4)

Cash used in operating activities	(43.5)		(41.5)		(2.0)
Additions to property, plant and equipment	2.2		2.9		(0.7)
Depreciation and amortization	3.9		4.3		(0.4)
Cash and cash equivalents of $82.2 million were used to fund working capital investments in the first quarter of 2010 compared to $72.9 million used in the first quarter of 2009. Accounts receivable increased 4.7% compared to the first quarter of 2009 on an 11.6% increase in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 27, 2010. Inventory levels decreased 21.0% from the same quarter last year. The decrease in inventory levels was primarily driven by the Company’s inventory control initiatives.
The increase in accounts payable in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to timing of cash payments to vendors. The increase in current accrued liabilities was due primarily to increased taxes payable as a result of higher earnings in the first quarter of 2010 compared to first quarter 2009.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company has a revolving credit agreement that expires in July 2010 and allows for borrowings up to $150.0 million. The Company is in process of negotiating a new revolving credit agreement, and anticipates closing on the new facility before the expiration of the current facility. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at March 27, 2010 compared to $93.0 million outstanding at March 28, 2009. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at March 27, 2010 and March 28, 2009. Proceeds from the existing credit facility and the expected new credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down existing debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company had commercial letter-of-credit facilities outstanding of $0.1 million and $1.1 million at March 27, 2010 and March 28, 2009, respectively. The total debt to total capital ratio for the Company was 0.2% at the end of the first quarter of 2010, 18.1% at the end of the first quarter of 2009 and 0.3% at the end of fiscal year ended January 2, 2010.
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010 under the program, and no further repurchases will be made under this program. The Company’s Board of Directors approved a new common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 683,808 shares at an average price of $28.18 per share during the first quarter of 2010 under this new program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under this program in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.

The Company declared dividends of $0.11 per share, or $5.4 million in the first quarter of 2010. This is comparable to the $0.11 per share declared in the first quarter of 2009. The quarterly dividend is payable on May 3, 2010 to stockholders of record on April 1, 2010.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Management believes there have been no changes in those critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 2, 2010 is incorporated herein by reference.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 27, 2010 and March 28, 2009, the Company had outstanding forward currency exchange contracts to purchase $75.4 million and $50.8 million, respectively, of U.S. dollars with maturities ranging up to 308 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended March 27, 2010, the modestly weaker U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $7.9 million. For the quarter ended March 28, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $3.3 million. These changes resulted in cumulative foreign currency translation adjustments at March 27, 2010 and March 28, 2009 of $6.6 million and $4.2 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of March 27, 2010, the Company had zero outstanding on its revolving credit, compared to $93.0 million as of March 28, 2009.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum
				Number	Maximum
			Total Number	of Shares	Dollar
			of	that	Amount that
			Shares	May	May
			Purchased	Yet Be	Yet Be
			as Part of	Purchased	Purchased
	Total		Publicly	Under the	Under the
	Number of	Average	Announced	Plans	Plans
	Shares	Price Paid	Plans or	or	or
Period	Purchased	per Share	Programs	Programs	Programs
Period 1 (January 3, 2010 to January 30, 2010)
Common Stock Repurchase Program(1)	—	$—	—	199,996	$—
Employee Transactions(3)	89	25.57	—	—	—
Period 2 (January 31, 2010 to February 27, 2010)
Common Stock Repurchase Program(1)	199,996	26.52	199,996	—	—
Common Stock Repurchase Program(2)	194,704	27.39	194,704	—	194,667,949
Employee Transactions(3)	68,735	25.68	—	—	—
Period 3 (February 28, 2010 to March 27, 2010)
Common Stock Repurchase Program(1)	—	—	—	—	—
Common Stock Repurchase Program(2)	489,104	28.50	489,104	—	180,729,916
Employee Transactions(3)	2,253	28.84	—	—	—
Total for Quarter ended March 27, 2010
Common Stock Repurchase Program(1)	199,996	26.52	199,996	—	—
Common Stock Repurchase Program(2)	683,808	28.18	683,808	—	180,729,916
Employee Transactions(3)	71,077	25.78	—	—	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. This program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period, commencing on the effective date of the program. The Company has repurchased a total of 7.0 million shares under this program, and no further repurchases will be made under this program. All shares repurchased under the Common Stock Repurchase Program during the period covered by this Quarterly Report on Form 10-Q were purchased under publicly announced programs.

(2)
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of shares of common stock over a four-year period, commencing on the effective date of the program. All shares repurchased under the Common Stock Repurchase Program during the period covered by this Quarterly Report on Form 10-Q were purchased under publicly announced programs.

(3)
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

ITEM 6. Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

May 6, 2010	/s/ Blake W. Krueger
Date	Blake W. Krueger
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

May 6, 2010	/s/ Donald T. Grimes
Date	Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory for Registrant)
EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

31.1	Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.