Form 10-Q
period 2010-06-19
WOLVERINE WORLD WIDE INC /DE/
filed 2010-07-29
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 19, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
There were 63,686,651 shares of Common Stock, $1 par value, outstanding as of July 23, 2010, of which 14,897,837 shares are held as Treasury Stock.

Part I. Financial Information	5

Item 1. Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

Part II. Other Information	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signatures	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;

•	changes in consumer preferences or spending patterns;

•	changes in local, domestic or international economic and market conditions;

•	the impact of competition and pricing by the Company’s competitors;

•	the cost and availability of inventories, services, labor and equipment furnished to the Company;

•	the ability of the Company to manage and forecast its growth and inventories;

•	increased future pension funding requirements;

•	changes in duty structures in countries of import and export;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;

•	foreign currency fluctuations compared to the U.S. dollar, most notably the British pound, Canadian dollar, euro and Chinese yuan;

•	the risk of doing business in developing countries and economically volatile areas;

•	the cost, availability and production capacity of contract manufacturers;

•	the cost and availability of raw materials, including leather and petroleum-based materials;

•	changes in planned consumer demand or at-once orders;

•	loss of significant customers;

•	customer order cancellations;

•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;

•	the impact of a global recession on demand for the Company’s products;

•	the impact of limited credit availability on the Company’s suppliers, distributors and customers;

•	the success of apparel and consumer-direct business initiatives;

•	changes in business strategy or development plans;

•	integration of operations of newly acquired businesses;

•	relationships with international distributors and licensees;

•	the ability to secure and protect trademarks, patents and other intellectual property;

•	technological developments;

•	the ability to attract and retain qualified personnel;

•	the size and growth of footwear, apparel and accessory markets;

•	service interruptions at shipping and receiving ports;

•	changes in the amount or severity of inclement weather;

•	changes due to the growth of Internet commerce;

•	the popularity of particular designs and categories of footwear;

•	the Company’s ability to adapt and compete in global apparel and accessory markets;

•	the ability to retain rights to brands licensed by the Company;

•	the impact of the Company’s restructuring plan announced in January 2009;

•	the Company’s ability to implement and recognize benefits from tax planning strategies;

•	the Company’s ability to meet at-once orders;

•	adverse developments in domestic or international legislation, regulation or policy;

•	changes in retail buying patterns;

•	consolidation in the retail sector; and

•	the acceptance of U.S. brands in international markets.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars)
(Unaudited)

	June 19,	January 2,	June 20,
	2010	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$110,120	$160,439	$79,171
Accounts receivable, less allowances
June 19, 2010 — $14,217 January 2, 2010 — $13,946 June 20, 2009 — $14,021	183,221	163,755	182,881
Inventories:
Finished products	155,363	140,124	169,516
Raw materials and work-in-process	15,410	17,941	14,145

	170,773	158,065	183,661
Deferred income taxes	9,941	12,475	10,780
Prepaid expenses and other assets	9,860	8,804	12,473

Total current assets	483,915	503,538	468,966

Property, plant and equipment:
Gross cost	305,903	303,148	302,348
Less accumulated depreciation	235,348	229,196	224,350

	70,555	73,952	77,998

Other assets:
Goodwill and other non-amortizable intangibles	54,165	56,198	55,755
Cash surrender value of life insurance	36,323	35,405	37,247
Deferred income taxes	35,690	35,094	—
Other	3,865	3,746	27,796

	130,043	130,443	120,798

Total assets	$684,513	$707,933	$667,762

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	June 19,	January 2,	June 20,
	2010	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,038	$42,262	$30,826
Accrued salaries and wages	15,907	20,751	18,558
Income taxes	10,530	18,887	8,923
Accrued pension liabilities	2,044	2,044	2,044
Restructuring reserve	3,340	5,926	3,115
Other accrued liabilities	42,506	42,443	52,713
Current maturities of long-term debt	492	538	549
Revolving credit agreement	—	—	34,800

Total current liabilities	117,857	132,851	151,528

Long-term debt (less current maturities)	492	1,077	1,094
Deferred compensation	5,558	5,870	6,108
Accrued pension liabilities	80,476	84,134	64,582
Other non-current liabilities	2,019	1,968	1,999

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
June 19, 2010 — 63,678,277 shares January 2, 2010 — 62,763,924 shares June 20, 2009 — 62,427,269 shares	63,678	62,764	62,427
Additional paid-in capital	94,316	81,021	69,037
Retained earnings	740,472	706,439	673,713
Accumulated other comprehensive income (loss)	(47,389)	(42,806)	(37,556)
Cost of shares in treasury:
June 19, 2010 — 14,822,207 shares January 2, 2010 — 13,170,471 shares June 20, 2009 — 13,163,074 shares	(372,966)	(325,385)	(325,170)

Total stockholders’ equity	478,111	482,033	442,451

Total liabilities and stockholders’ equity	$684,513	$707,933	$667,762

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009

Revenue	$258,199	$246,438	$543,096	$501,762
Cost of goods sold	154,093	153,380	320,420	303,441
Restructuring and other transition costs	425	1,018	1,406	3,338

Gross profit	103,681	92,040	221,270	194,983

Selling, general and administrative expenses	76,720	72,823	155,260	148,143
Restructuring and other transition costs	2,311	6,901	2,828	19,039

Operating profit	24,650	12,316	63,182	27,801

Other expenses (income):
Interest expense (income) — net	(4)	119	85	208
Other expense — net	395	520	165	412

	391	639	250	620

Earnings before income taxes	24,259	11,677	62,932	27,181

Income taxes	7,037	3,771	18,251	8,780

Net earnings	$17,222	$7,906	$44,681	$18,401

Net earnings per share:
Basic	$0.35	$0.16	$0.91	$0.38
Diluted	$0.35	$0.16	$0.89	$0.37

Cash dividends per share	$0.11	$0.11	$0.22	$0.22
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	24 Weeks Ended
	June 19,	June 20,
	2010	2009

OPERATING ACTIVITIES
Net earnings	$44,681	$18,401
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,059	6,571
Amortization	795	704
Deferred income taxes	(649)	2
Stock-based compensation expense	5,110	4,033
Excess tax benefits from stock-based compensation	(873)	—
Pension expense	7,517	7,224
Restructuring and other transition costs	4,234	22,378
Cash payments related to restructuring and other transition costs	(6,912)	(11,662)
Other	8,327	(9,322)
Changes in operating assets and liabilities:
Accounts receivable	(21,639)	(9,052)
Inventories	(15,693)	16,096
Other operating assets	(2,101)	(631)
Accounts payable	1,276	(18,370)
Other operating liabilities	(20,799)	15,574

Net cash provided by operating activities	10,333	41,946

INVESTING ACTIVITIES
Business acquisitions	—	(7,954)
Additions to property, plant and equipment	(5,102)	(4,937)
Other	(890)	(1,063)

Net cash used in investing activities	(5,992)	(13,954)

FINANCING ACTIVITIES
Net borrowings under revolver	—	(24,700)
Payments of long-term debt and capital lease obligations	(537)	(3)
Cash dividends paid	(10,799)	(10,729)
Purchase of common stock for treasury	(48,057)	(6,195)
Proceeds from shares issued under stock incentive plans	8,057	1,553
Excess tax benefits from stock-based compensation	873	—

Net cash used in financing activities	(50,463)	(40,074)
Effect of foreign exchange rate changes	(4,197)	1,751

Decrease in cash and cash equivalents	(50,319)	(10,331)

Cash and cash equivalents at beginning of the period	160,439	89,502

Cash and cash equivalents at end of the period	$110,120	$79,171

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 19, 2010 and June 20, 2009
(Unaudited)
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
1. Summary of Significant Accounting Policies
NATURE OF OPERATIONS
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear, apparel, work shoes and boots, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing programs are utilized to extend the global reach of the Company’s owned brands. The Company also operates a retail division to market its own brands as well as branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Numerator:
Net earnings	$17,222	$7,906	$44,681	$18,401
Adjustment for earnings allocated to nonvested restricted common stock	(273)	(111)	(670)	(321)

Net earnings used in calculating basic earnings per share	16,949	7,795	44,011	18,080
Adjustment for earnings reallocated to nonvested restricted common stock	6	—	15	1

Net earnings used in calculating diluted earnings per share	$16,955	$7,795	$44,026	$18,081

Denominator:
Weighted average shares outstanding	49,160,001	49,087,819	49,376,607	49,001,869
Adjustment for nonvested restricted common stock	(1,248,223)	(689,497)	(1,170,522)	(854,248)

Shares used in calculating basic earnings per share	47,911,778	48,398,322	48,206,085	48,147,621
Effect of dilutive stock options	1,056,525	559,669	1,043,953	523,434

Shares used in calculating diluted earnings per share	48,968,303	48,957,991	49,250,038	48,671,055

Net earnings per share:
Basic	$0.35	$0.16	$0.91	$0.38
Diluted	$0.35	$0.16	$0.89	$0.37
Options to purchase 851,533 and 989,145 shares of common stock for the 12 and 24 weeks ended June 19, 2010, respectively, and 3,564,712 and 3,425,423 shares for the 12 and 24 weeks ended June 20, 2009, respectively have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarters then-ended and, therefore, they were anti-dilutive.
The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
3. Goodwill and Other Non-Amortizable Intangibles
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at June 20, 2009	$39,785	$15,970	$55,755
Intangibles acquired	369	256	625
Foreign currency translation effects	(182)	—	(182)

Balance at January 2, 2010	39,972	16,226	56,198
Intangibles acquired	—	87	87
Foreign currency translation effects	(1,908)	(212)	(2,120)

Balance at June 19, 2010	$38,064	$16,101	$54,165

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	June 19,	January 2,	June 20,
	2010	2010	2009
Foreign currency translation adjustments	$4,532	$14,477	$9,971
Fair value of foreign exchange contracts, net of taxes	1,816	(3,546)	(1,642)
Pension adjustments, net of taxes	(53,737)	(53,737)	(45,885)

Accumulated other comprehensive income (loss)	$(47,389)	$(42,806)	$(37,556)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Net earnings	$17,222	$7,906	$44,681	$18,401
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,042)	14,155	(9,945)	10,843
Change in fair value of foreign exchange contracts, net of taxes	3,227	(6,102)	5,362	(5,565)

Comprehensive income	$18,407	$15,959	$40,098	$23,679

5. Business Segments
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing, and distributing to the retail sector branded footwear, apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear, apparel and accessories to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to third party licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing segment manufacture, source, market and distribute products in a similar manner.
The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At June 19, 2010, the Company operated 79 retail stores in North America, 5 retail stores in the United Kingdom and 28 consumer-direct internet sites that sell Company-branded products, as well as footwear, apparel and accessory products under brands that are owned by unaffiliated companies. The other business units distribute products through retail and wholesale channels.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as those disclosed in Note 1.
Business segment information is as follows:

	12 Weeks Ended June 19, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$225,147	$33,052	$—	$258,199
Intersegment revenue	9,149	777	—	9,926
Earnings (loss) before income taxes	31,330	2,237	(9,308)	24,259
Total assets	520,097	43,393	121,023	684,513

	24 Weeks Ended June 19, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$486,785	$56,311	$—	$543,096
Intersegment revenue	16,568	1,506	—	18,074
Earnings (loss) before income taxes	79,246	845	(17,159)	62,932
Total assets	520,097	43,393	121,023	684,513

	12 Weeks Ended June 20, 2009
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$218,139	$28,299	$—	$246,438
Intersegment revenue	10,557	332	—	10,889
Earnings (loss) before income taxes	19,166	(1,660)	(5,829)	11,677
Total assets	516,354	45,228	106,180	667,762

	24 Weeks Ended June 20, 2009
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$453,223	$48,539	$—	$501,762
Intersegment revenue	21,919	1,468	—	23,387
Earnings (loss) before income taxes	48,567	(10,498)	(10,888)	27,181
Total assets	516,354	45,228	106,180	667,762

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
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
As of June 19, 2010 and June 20, 2009, an asset of $1,988 and a liability of $3,651, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these liabilities and assets fall within Level 2 of the fair value hierarchy. The fair values for these financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 19, 2010.
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under the Company’s revolving credit agreement and long-term debt. The carrying amounts of the Company’s financial instruments approximate their fair value. As of June 19, 2010 the carrying value and fair value of the Company’s fixed rate long-term debt was $984 and $1,010, respectively. As of June 20, 2009 the carrying value and fair value of the Company’s fixed rate long-term debt was $1,643 and $1,680, respectively. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments; therefore, the debt instruments fall within Level 2 of the fair value hierarchy. The Company does not hold or issue financial instruments for trading purposes.
The Company entered into a new credit agreement with a bank syndicate during the second quarter of 2010 which provides the Company with a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at June 19, 2010 compared to $34.8 million outstanding at June 20, 2009 under the former revolving credit agreement. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at June 19, 2010 and June 20, 2009. Proceeds from the new credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 19, 2010 and June 20, 2009, foreign exchange contracts with a notional value of $91,900 and $72,315, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the 12 and 24 weeks ended June 19, 2010 and June 20, 2009. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity. For the 12 weeks ended June 19, 2010 and June 20, 2009, the Company recognized net gains of $676 and $333, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended June 19, 2010 and June 20, 2009, the Company reclassified a gain of $991 and a loss of $2,742, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 24 weeks ended June 19, 2010 and June 20, 2009, the Company recognized a net loss of $203 and a net gain of $3,167, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
For the 24 weeks ended June 19, 2010 and June 20, 2009, the Company reclassified a gain of $2,408 and a loss of $3,986, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company recognized compensation costs of $2,555 and $5,110, respectively, and related income tax benefits of $791 and $1,557, respectively, for grants under its stock-based compensation plans in the consolidated condensed statement of operations for the 12 and 24 weeks ended June 19, 2010. For the 12 and 24 weeks ended June 20, 2009, the Company recognized compensation costs of $2,486 and $4,033, respectively, and related income tax benefits of $553 and $918, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 19, 2010 and June 20, 2009 is based on awards ultimately expected to vest and, therefore, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 19, 2010 and June 20, 2009 was $6.94 and $4.36 per share, respectively, based on the following weighted-average assumptions:

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Expected market price volatility (1)	37.2%	36.4%	37.9%	34.8%
Risk-free interest rate (2)	2.1%	1.6%	1.9%	1.6%
Dividend yield (3)	1.7%	2.0%	1.9%	1.8%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 154,658 and 1,017,829 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 24 weeks ended June 19, 2010, respectively. During the 12 and 24 weeks ended June 19, 2010, the Company cancelled 17,328 and 21,081 shares, respectively, of common stock as a result of forfeiture of restricted stock awards. The Company issued 120,200 and 816,069 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 24 weeks ended June 20, 2009, respectively. During the 12 and 24 weeks ended June 20, 2009, the Company cancelled 7,850 and 11,384 shares, respectively, of common stock as a result of forfeiture of restricted stock awards.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
8. Pension Expense
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Service cost pertaining to benefits earned during the period	$1,322	$1,077	$2,644	$2,155
Interest cost on projected benefit obligations	2,936	2,839	5,871	5,677
Expected return on pension assets	(2,877)	(2,518)	(5,754)	(5,036)
Net amortization loss	2,378	2,214	4,756	4,428

Net pension expense	$3,759	$3,612	$7,517	$7,224

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
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty payments in excess of minimum requirements are based upon future sales levels and are not included in the above table. In accordance with these agreements, the Company incurred royalty expense of $728 and $1,467, respectively for the 12 and 24 weeks ended June 19, 2010. For the 12 and 24 weeks ended June 20, 2009, the Company incurred royalty expense of $756 and $1,345, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $669 and $1,281, respectively, for the 12 and 24 weeks ended June 19, 2010. For the 12 and 24 weeks ended June 20, 2009, the Company incurred advertising expense of $492 and $1,049, respectively.
10. Restructuring and Other Transition Costs
On January 7, 2009 the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. On October 7, 2009, the Company announced that its restructuring plan was expanded to include the consolidation of two owned domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions, except for certain cash payments, to be taken under the plan were completed as of June 19, 2010. The Company incurred restructuring and other transition costs of $2,736 ($1,943 on an after-tax basis), or $0.04 per diluted share, and $4,234 ($3,006 on an after-tax basis), or $0.06 per diluted share, for the 12 and 24 weeks ended June 19, 2010. For the 12 and 24 weeks ended June 20, 2009, the Company incurred restructuring and other transition costs of $7,919 ($5,361 on an after-tax basis), or $0.11 per diluted share and $22,377 ($15,149 on an after-tax basis), or $0.31 per diluted share, respectively. In fiscal 2009 the Company incurred restructuring and other transition costs of approximately $35,600, or $0.53 per diluted share.
The following is a summary of the restructuring and other transition costs:

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
Restructuring	$1,823	$5,159	$2,239	$19,204
Other transition costs	913	2,760	1,995	3,173

Total restructuring and other transition costs	$2,736	$7,919	$4,234	$22,377

Restructuring
The Company incurred the following restructuring charges: $1,823 ($1,294 on an after-tax basis), or $0.03 per diluted share, for the 12 weeks ended June 19, 2010; $2,239 ($1,590 on an after-tax basis), or $0.03 per diluted share, for the 24 weeks ended June 19, 2010; $5,159 ($3,493 on an after-tax basis), or $0.07 per diluted share, for the 12 weeks ended June 20, 2009; and $19,204 ($13,001 on an after-tax basis), or $0.27 per diluted share, for the 24 weeks ended June 20, 2009.
The following is a summary of the activity with respect to a liability established by the Company in connection with the restructuring plan, by category of costs:

		Non-cash
	Severance and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at June 20, 2009	$2,384	$—	$666	$65	$3,115
Charges incurred	4,420	1,768	1,784	1,907	9,879
Amounts paid or utilized	(2,938)	(1,768)	(965)	(1,397)	(7,068)

Balance at January 2, 2010	$3,866	$—	$1,485	$575	$5,926
Charges incurred	571	715	803	150	2,239
Amounts paid or utilized	(3,113)	(715)	(398)	(599)	(4,825)

Balance at June 19, 2010	$1,324	$—	$1,890	$126	$3,340

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. Other transition costs were $913 ($648 on an after-tax basis), and $1,995 ($1,416 on an after-tax basis) for the 12 and 24 weeks ended June 19, 2010, respectively, and $2,760 ($1,869 on an after-tax basis) and $3,173 ($2,148 on an after-tax basis) for the 12 and 24 weeks ended June 20, 2009, respectively.
11. Business Acquisitions
The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of $1,477 cash, a $1,477 note payable and contingent consideration of $839. The Company acquired assets valued at $273 (consisting primarily of property, plant and equipment and inventory) and assumed operating liabilities valued at $290, resulting in goodwill and intangibles of $3,810. Amounts recorded relating to the acquisition are subject to changes in foreign currency exchange rates.
On January 22, 2009, the Company acquired the Chaco® footwear brand and certain assets valued at $3,912, consisting primarily of accounts receivable and inventory, for cash of $6,910 and assumed operating liabilities valued at $4,662. The purchase resulted in goodwill and intangibles recorded of $7,660.
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
June 19, 2010 and June 20, 2009
(Unaudited)
In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009 (fiscal year ended January 2, 2010 for the Company). The Company adopted this ASC and included the required disclosures in its financial statements.
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying the existing fair value disclosures about the level of disaggregation. ASU No. 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009 (first quarter 2010 for the Company), except for the requirement to provide Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 (first quarter 2011 for the Company). The Company adopted the applicable disclosure requirements of this ASU in the first quarter of 2010, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
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
The Company’s portfolio consists of 12 brands that were marketed in approximately 180 countries and territories as of June 19, 2010. The Company controls distribution of its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets, the Company relies on a network of third-party distributors and licensees to market its brands. The Company also owned and operated 84 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 28 consumer-direct internet sites as of the end of the second quarter of fiscal 2010.
FINANCIAL OVERVIEW
•
Revenue for the second quarter of 2010 was $258.2 million, a 4.8% increase over second quarter 2009 revenue of $246.4 million. Robust organic growth from the portfolio was partially offset by expected lower closeout sales and the delay into the subsequent quarter of a significant shipment to a third-party distributor.

•
Gross margin for the second quarter of 2010 was 40.2% compared to 37.3% in the second quarter of 2009, driven by a lower percentage of closeout sales, modestly lower product costs and benefits from year-over-year selling price increases.

•	Diluted earnings per share for the second quarter of 2010 were $0.35 per share compared to $0.16 per share for the same quarter in the prior year.

•
The Company completed its strategic restructuring plan in the second quarter of 2010. Restructuring and other transition costs in the second quarter reduced diluted earnings per share by $0.04 and $0.11 in 2010 and 2009, respectively.

•
Accounts receivable increased 0.2% in the second quarter of 2010 compared to the second quarter of 2009. This percentage is considerably below the quarter’s revenue increase of 4.8% due to strong cash collections in this year’s quarter.

•	Inventory decreased 7.0% in the second quarter of 2010 compared to the second quarter of 2009, driven by continued success of the Company’s strategic inventory control initiatives.

•	The Company ended the second quarter of 2010 with $110.1 million of cash and cash equivalents, interest-bearing debt of only $1.0 million and zero outstanding on its new $150 million credit facility.

•	During the second quarter of 2010, the Company repurchased approximately 753,000 shares of its common stock at an average cost of $29.99 per share.

•	The Company declared a quarterly cash dividend of $0.11 per share in the second quarter of 2010, equal to the dividend declared in the second quarter of 2009.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated condensed financial statements and related notes.
RESULTS OF OPERATIONS — SECOND QUARTER 2010 COMPARED TO SECOND QUARTER 2009
FINANCIAL SUMMARY — SECOND QUARTER 2010 VERSUS SECOND QUARTER 2009

	2010		2009		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$225.1	87.2%	$218.1	88.5%	$7.0	3.2%
Other business units	33.1	12.8%	28.3	11.5%	4.8	17.0%

Total revenue	$258.2	100.0%	$246.4	100.0%	$11.8	4.8%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$91.8	40.8%	$81.9	37.6%	$9.9	12.1%
Other business units	11.9	36.0%	10.1	35.7%	1.8	17.8%

Total gross profit	$103.7	40.2%	$92.0	37.3%	$11.7	12.7%

Selling, general and administrative expenses	$76.7	29.7%	$72.8	29.6%	$3.9	5.4%
Restructuring and other transition costs	2.3	0.9%	6.9	2.8%	(4.6)	(66.7%)

Total operating expenses	$79.0	30.6%	$79.7	32.4%	$(0.7)	(0.9%)

Interest (income) expense — net	0.0	0.0%	0.1	0.0%	(0.1)	(96.0%)
Other expense — net	0.4	0.2%	0.5	0.2%	(0.1)	(20.0%)

Earnings before income taxes	$24.3	9.4%	$11.7	4.7%	$12.6	107.7%

Net earnings	$17.2	6.7%	$7.9	3.2%	$9.3	117.7%

Diluted earnings per share	$0.35	—	$0.16	—	$0.19	118.8%
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. The branded footwear, apparel and licensing segment is organized into four primary operating units:
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
The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of: Wolverine Retail, which includes the Company’s retail stores and e-commerce operations; Wolverine Procurement, which includes pigskin procurement operations; and Wolverine Leathers, which markets pigskin leather.

The following is supplemental information on total revenue:
TOTAL REVENUE — SECOND QUARTER

	2010		2009		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$97.9	37.9%	$92.8	37.7%	$5.1	5.5%
Wolverine Footwear Group	54.8	21.2%	49.7	20.2%	5.1	10.3%
Heritage Brands Group	44.3	17.2%	45.0	18.3%	(0.7)	(1.6%)
Hush Puppies Group	25.6	9.9%	27.1	11.0%	(1.5)	(5.5%)
Other	2.5	1.0%	3.5	1.3%	(1.0)	(28.6%)

Total branded footwear, apparel and licensing revenue	$225.1	87.2%	$218.1	88.5%	$7.0	3.2%
Other business units	33.1	12.8%	28.3	11.5%	4.8	17.0%

Total Revenue	$258.2	100.0%	$246.4	100.0%	$11.8	4.8%

REVENUE
Revenue for the second quarter of 2010 increased $11.8 million from the second quarter of 2009 to $258.2 million. The impact of translating foreign-denominated revenue to U.S. dollars had minimal impact on revenue in the second quarter, as the benefit from a stronger Canadian dollar was almost completely offset by relative weakness in the euro and British pound. Revenue increased $7.0 million in the branded footwear, apparel and licensing operations, as discussed below, reflecting strong organic growth partially offset by expected lower closeout sales and the delay late in the quarter of a significant shipment to a third-party distributor. Revenue from the other business units increased $4.8 million, led by strong organic growth from the consumer-direct businesses and resurgent demand for proprietary leather from the Wolverine Leathers business. International revenue represented 35.4% of total revenue in the second quarter of 2010 compared to 37.4% of total revenue in the second quarter of 2009.
The Outdoor Group generated revenue of $97.9 million in the second quarter of 2010, a $5.1 million increase from the second quarter of 2009. The Merrell® brand’s revenue in the second quarter of 2010 increased at a rate in the mid single digits compared to the second quarter of 2009, reflecting strong organic growth in both the Merrell Footwear and Merrell Apparel businesses partially offset by expected lower closeout sales and the delay late in the quarter of a significant shipment to a third-party distributor. Patagonia® Footwear’s revenue increased at a rate in the low teens in the second quarter of 2010 compared to the second quarter of 2009. Revenue from the Chaco® brand increased at a rate in the mid single digits compared to the second quarter of 2009, driven in part by a significant increase in the brand’s e-commerce business.
The Wolverine Footwear Group generated revenue of $54.8 million in the second quarter of 2010, a $5.1 million increase from the second quarter of 2009, as every brand in the group contributed to the increase. The Wolverine® brand’s revenue grew at a rate in the mid teens over the prior year, due primarily to strong sell-through in the brand’s major accounts. Revenue from the Bates® footwear business in the second quarter of 2010 increased at a rate in the mid single digits over the second quarter of 2009, due primarily to strong shipments to the civilian channel. HyTest®’s revenue for the second quarter of 2010 increased at a rate in the low twenties from the second quarter of 2009 due to increases in at-once orders.
The Heritage Brands Group generated revenue of $44.3 million in the second quarter of 2010, a $0.7 million decrease compared to the second quarter of 2009. Cat® Footwear’s revenue in the second quarter of 2010 was essentially flat compared to the prior year, with strong growth in the U.S. and European markets offset by negative foreign currency impact and the delay late in the quarter of a significant shipment to a third-party distributor. Harley-Davidson® Footwear’s revenue was also flat compared to the second quarter of 2009, reflecting the continuing weak motorcycle market in the U.S. Sebago® revenue decreased at a rate in the high single digits in the second quarter of 2010 compared to the prior year, primarily due to lower closeout sales than in the prior year.
The Hush Puppies Group generated revenue of $25.6 million in the second quarter of 2010, a $1.5 million decrease from the second quarter of 2009. Hush Puppies® U.S. growth in the second quarter of 2010 was offset by lower closeout sales than in the second quarter of 2009 and declines in the Canadian and European markets. Revenue from the CusheTM brand more than tripled from the second quarter of 2009, reflecting continued positive momentum for the brand.

Within the Company’s other business units, Wolverine Retail’s revenue increased in the second quarter of 2010 at a rate in the mid teens compared to the second quarter of 2009 as a result of comparable-store revenue increases across the Company’s brick-and-mortar retail stores and strong growth from e-commerce. Wolverine Retail operated 84 retail stores worldwide at the end of the second quarter of 2010 compared to 93 at the end of the second quarter of 2009, with the decrease attributable to strategic closures of select underperforming stores. Revenue from the Wolverine Leathers business increased at a rate in the high teens in the second quarter of 2010 compared to the second quarter of 2009 due to increased demand for its proprietary product from key customers.
GROSS MARGIN
The gross margin for the second quarter of 2010 was 40.2%, 290 basis points higher than the second quarter of 2009, driven by a lower percentage of closeout sales, modestly lower product costs, selling price increases, and benefits from the now-completed restructuring program, all of which more than offset higher freight costs. Additionally, a decrease in restructuring and other transition costs included in cost of goods sold from $1.0 million in the second quarter of 2009 to $0.4 million in the second quarter of 2010 accounted for 25 basis points of the increase.
OPERATING EXPENSES
Operating expenses of $79.0 million for the second quarter of 2010 decreased $0.7 million from $79.7 million in the second quarter of 2009. Planned increases in advertising, marketing and sales force infrastructure to fuel future growth and increases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs, were more than offset by a $4.6 million decrease in restructuring and other transition costs.
INTEREST, OTHER AND TAXES
The change in net interest expense reflected lower borrowings under the revolving credit agreement in the current year’s quarter.
The decrease in other expense is related primarily to the change in realized gains or losses on foreign-denominated assets and liabilities.
The Company’s effective tax rate for the second quarter of 2010 was 29.0% compared to 32.3% for the second quarter of 2009. The lower rate reflects benefits from international tax planning strategies implemented in the latter part of 2009.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin, expense and tax rate changes discussed above, the Company achieved net earnings of $17.2 million for the second quarter of 2010 compared to $7.9 million in the second quarter of 2009, an increase of $9.3 million.
Basic and diluted net earnings per share increased 118.8% in the second quarter of 2010 to $0.35 from $0.16 in the second quarter of 2009.

RESULTS OF OPERATIONS — FIRST TWO QUARTERS OF 2010 COMPARED TO FIRST TWO QUARTERS OF 2009
FINANCIAL SUMMARY — FIRST TWO QUARTERS OF 2010 VERSUS FIRST TWO QUARTERS OF 2009

	2010		2009		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$486.8	89.6%	$453.2	90.3%	$33.6	7.4%
Other business units	56.3	10.4%	48.6	9.7%	7.7	15.8%

Total revenue	$543.1	100.0%	$501.8	100.0%	$41.3	8.2%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$200.6	41.2%	$179.8	39.7%	$20.8	11.6%
Other business units	20.7	36.8%	15.2	31.2%	5.5	36.2%

Total gross profit	$221.3	40.7%	$195.0	38.9%	$26.3	13.5%

Selling, general and administrative expenses	$155.3	28.6%	$148.2	29.5%	$7.1	4.8%
Restructuring and other transition costs	2.8	0.5%	19.0	3.8%	(16.2)	(85.3%)

Total operating expenses	$158.1	29.1%	$167.2	33.3%	$(9.1)	(5.4%)

Interest (income) expense — net	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)
Other expense — net	0.2	0.0%	0.4	0.1%	(0.2)	(50.0%)

Earnings before income taxes	$62.9	11.6%	$27.2	5.4%	$35.7	131.3%

Net earnings	$44.7	8.2%	$18.4	3.7%	$26.3	142.9%

Diluted earnings per share	$0.89	—	$0.37	—	$0.52	140.5%
The following is supplemental information on total revenue:
Total Revenue — First Two Quarters

	2010		2009		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$211.4	38.9%	$190.9	38.0%	$20.5	10.7%
Wolverine Footwear Group	111.5	20.5%	103.1	20.6%	8.4	8.1%
Heritage Brands Group	93.7	17.3%	91.3	18.2%	2.4	2.6%
Hush Puppies Group	64.8	11.9%	61.8	12.3%	3.0	4.9%
Other	5.4	1.0%	6.1	1.2%	(0.7)	(11.5%)

Total branded footwear, apparel and licensing revenue	$486.8	89.6%	$453.2	90.3%	$33.6	7.4%
Other business units	56.3	10.4%	48.6	9.7%	7.7	15.8%

Total revenue	$543.1	100.0%	$501.8	100.0%	$41.3	8.2%

REVENUE
Revenue for the first two quarters of 2010 increased $41.3 million, or 8.2%, from the first two quarters of 2009 to $543.1 million. The effect of a weaker U.S. dollar against the British pound, euro and Canadian dollar increased revenue by $9.6 million. Increases in unit volume and net selling prices for select brands in the branded footwear, apparel and licensing operations increased revenue by $24.0 million. Revenue from the other business units increased $7.7 million.
The Outdoor Group recorded revenue of $211.4 million for the first two quarters of 2010, a $20.5 million increase over the first two quarters of the prior year. The Merrell® brand’s revenue increased at a high single digit rate compared to the first two quarters of 2009, primarily as a result of strong organic growth and currency translation benefits from a weaker U.S. dollar, partially offset by lower closeout sales in the U.S. market. This increase was complemented by Patagonia® Footwear’s revenue increasing at a rate in the mid twenties and revenue from the Chaco® brand increasing at a rate in the mid teens compared to the first two quarters of 2009.
The Wolverine Footwear Group had revenue of $111.5 million during the first two quarters of 2010, an $8.4 million increase from the first two quarters of 2009. The Wolverine® brand’s revenue grew at a rate in the low teens during the first two quarters of 2010 compared to the first two quarters of 2009 due primarily to the success of the Contour WeltTM collection in the U.S. market and robust sell-through to premium distribution channels. The Bates® military and civilian uniform footwear business realized a low single digit revenue increase in the first two quarters of 2010 compared to the first two quarters of 2009 as a result of strong shipments to the civilian channel partially offset by a planned reduction in U.S. Military shipments. HyTest®’s revenue increased at a rate in the mid teens due primarily to increases in at-once orders.
The Heritage Brands Group recorded revenue of $93.7 million for the first two quarters of 2010, a $2.4 million increase over the first two quarters of the prior year. Cat® Footwear’s revenue increased at a mid single digit rate compared to the first two quarters of 2009, reflecting stronger sales in both the European and U.S. markets and the impact of the modestly weaker U.S. dollar on reported results. Harley-Davidson® Footwear revenue decreased at a low single digit rate due primarily to the continued weak motorcycle market in the U.S., partially offset by increases in non-U.S. geographies. Sebago® reported an increase in revenue at a mid single digit rate for the first two quarters of 2010, compared to the first two quarters of 2009, primarily as a result of solid organic growth and benefits from a slightly weaker U.S. dollar compared to 2009, partially offset by lower closeout sales.
The Hush Puppies Group recorded revenue of $64.8 million in the first two quarters of 2010, a $3.0 million increase from the first two quarters of 2009. Hush Puppies® Company revenue for the first two quarters of 2010 was essentially flat compared to the first two quarters of 2009, as growth in the U.S. and the international licensing business was offset by lower closeout sales and declines in the Canadian and European markets. Revenue generated by the CusheTM brand more than tripled compared to the first two quarters of 2009, driven by the excellent placement the brand has secured in better specialty, outdoor and surf retail venues.
Within the Company’s other business units, Wolverine Retail’s revenue increased in the first two quarters of 2010 at a rate in the high teens compared to the first two quarters of 2009 as a result of comparable-store revenue increases across the Company’s brick-and-mortar retail stores and strong growth from e-commerce. Wolverine Retail operated 84 retail stores worldwide at the end of the second quarter of 2010 compared to 93 at the end of the second quarter of 2009, with the decrease due to strategic closures of select underperforming stores. Revenue from the Wolverine® Leathers operation increased at a rate in the mid teens in the first two quarters of 2010 versus the first two quarters of 2009 due to an increase in demand for its proprietary product.

GROSS MARGIN
The gross margin for the first two quarters of 2010 was 40.7%, a 180 basis point increase from the first two quarters of 2009, driven by lower closeout sales, higher average selling prices, modestly lower product costs, benefits from the restructuring plan and a shift in mix to higher margin product sales during the first two quarters of 2010. Additionally, a decrease in restructuring and other transition costs included in cost of goods sold from $3.3 million in the first two quarters of 2009 to $1.4 million in the first two quarters of 2010 resulted in a 41 basis point increase.
OPERATING EXPENSES
Operating expenses for the first two quarters of 2010 were $158.1 million versus $167.2 million for the first two quarters of 2009, a $9.1 million decrease. Planned increases related to brand-building investments in advertising and promotion as well as increases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs, were more than offset by a decrease in restructuring and other transition costs of $16.2 million.
INTEREST, OTHER & TAXES
The change in net interest expense reflected lower borrowings outstanding under the revolving credit agreement in the first two quarters of the current year.
The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first two quarters of 2010 was 29.0% compared to 32.3% for the first two quarters of 2009. The lower rate reflects benefits from international tax planning strategies implemented in the latter part of 2009.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $44.7 million for the first two quarters of 2010, compared to $18.4 million in the first two quarters of 2009, an increase of $26.3 million, or 142.8%.
Basic net earnings per share increased 139.5% in the first two quarters of 2010 to $0.91 from $0.38 in the first two quarters of 2009, and diluted net earnings per share increased 140.5% in the first two quarters of 2010 to $0.89 from $0.37 in the first two quarters of 2009. The Company repurchased approximately 1,637,000 shares of common stock in the first two quarters of 2010 and repurchased approximately 406,000 shares in the first two quarters of 2009, both of which lowered the average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	June 19,	January 2,	June 20,	January 2,	June 20,
(Millions of dollars)	2010	2010	2009	2010	2009

Cash and cash equivalents	$110.1	$160.4	$79.2	$(50.3)	$30.9
Accounts receivable	183.2	163.8	182.9	19.4	0.3
Inventories	170.8	158.1	183.7	12.7	(12.9)
Accounts payable	43.0	42.3	30.8	0.7	12.2
Current accrued liabilities	74.3	90.1	85.4	(15.8)	(11.1)

Interest-bearing debt	1.0	1.6	36.4	(0.6)	(35.4)

Cash provided by operating activities	10.3		41.9		(31.6)
Additions to property, plant and equipment	5.1		4.9		0.2
Depreciation and amortization	7.9		7.3		0.6
Cash and cash equivalents of $110.1 million as of June 19, 2010 increased $30.9 million versus June 20, 2009, driven by the increase in revenue and strong cash collections of accounts receivable balances. The decrease in cash and cash equivalents from January 2, 2010 is driven by additional investments in working capital and other operating assets to drive future growth. Accounts receivable increased only 0.2% compared to the second quarter of 2009 on a 4.8% increase in revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 19, 2010. Inventory levels decreased 7.0% from the same quarter last year, with the decrease driven primarily by the Company’s inventory control initiatives.
The increase in accounts payable in the second quarter of 2010 compared to the second quarter of 2009 was primarily attributable to timing of cash payments to vendors. The decrease in current accrued liabilities was due primarily to timing of payments causing decreases in accrued salaries and taxes payable, partially offset by increased advertising accruals.
On June 7, 2010, the Company entered into a new credit agreement with a bank syndicate which provides the Company with a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at June 19, 2010 compared to $34.8 million outstanding at June 20, 2009 under the former revolving credit agreement. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at June 19, 2010 and June 20, 2009. Proceeds from the new credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company had commercial letter-of-credit facilities outstanding of $0.3 million and $1.6 million at June 19, 2010 and June 20, 2009, respectively.
Net cash provided by operating activities through June 19, 2010 was $10.3 million versus $41.9 million through June 20, 2009, a decrease of $31.6 million. Stronger earnings performance and lower cash payments for restructuring were more than offset by additional investments in working capital and timing of tax and operating expense payments.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company exhausted the program by repurchasing 199,996 shares at an average price of $26.52 per share during the first quarter of 2010. The Company’s Board of Directors approved a new common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 683,808 shares at an average price of $28.18 in the first quarter of 2010 and 752,643 shares at an average price of $29.99 per share during the second quarter of 2010 under this new program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the new program in open market or privately negotiated transactions, from time to time, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.
The Company declared dividends of $0.11 per share, or $5.3 million, in the second quarter of 2010. This is equal to the $0.11 per share declared in the second quarter of 2009. The quarterly dividend is payable on August 2, 2010 to stockholders of record on July 1, 2010.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 19, 2010 and June 20, 2009, the Company had outstanding forward currency exchange contracts to purchase $91.9 million and $72.3 million, respectively, of U.S. dollars with maturities ranging up to 308 days.
The Company also has production facilities in the Dominican Republic and sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Additionally, royalty payments from third-party foreign licensees is calculated in the licensees’ local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses.
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended June 19, 2010, the modestly weaker U.S. dollar compared to the relevant foreign currencies increased the value of these investments in net assets by $2.0 million. For the quarter ended June 20, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $14.2 million. These changes resulted in cumulative foreign currency translation adjustments at June 19, 2010 and June 20, 2009 of $4.5 million and $10.0 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of June 19, 2010, the Company had zero outstanding on its revolving credit, compared to $34.8 million as of June 20, 2009.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 19, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Dollar Amount
			of	that
			Shares	May
			Purchased	Yet Be
			as Part of	Purchased
	Total		Publicly	Under the
	Number of	Average	Announced	Plans
	Shares	Price Paid	Plans or	or
Period	Purchased	per Share	Programs	Programs
Period 1 (March 28, 2010 to April 24, 2010)
Common Stock Repurchase Program(1)	—	$—	—	$180,729,916
Employee Transactions(2)	690	30.36	—	—
Period 2 (April 25, 2010 to May 22, 2010)
Common Stock Repurchase Program(1)	477,643	30.95	477,643	165,946,076
Employee Transactions(2)	2,364	29.68	—	—
Period 3 (May 23, 2010 to June 19, 2010)
Common Stock Repurchase Program(1)	275,000	28.32	275,000	158,159,178
Employee Transactions(2)	122	28.70	—	—
Total for Quarter ended June 19, 2010
Common Stock Repurchase Program(1)	752,643	29.99	752,643	158,159,178
Employee Transactions(2)	3,176	29.79	—	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. All shares repurchased during the period covered by this Quarterly Report on Form 10-Q (other than repurchases pursuant to the “Employee Transactions” set forth above) were purchased under publicly announced programs.

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

ITEM 6.	Exhibits

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

10.1	Wolverine World Wide, Inc. Stock Incentive Plan of 2010. Previously filed as Exhibit 10.1 to the Company’s Form S-8 filed on March 4, 2010. Here incorporated by reference.

10.2
Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 19, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 19, 2010, January 2, 2010 and June 20, 2009, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended June 19, 2010 and June 20, 2009 and for the twenty-four weeks ended June 19, 2010 and June 20, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended June 19, 2010 and June 20, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 29, 2010	/s/ Blake W. Krueger

Date	Blake W. Krueger
Chairman, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

July 29, 2010	/s/ Donald T. Grimes

Date	Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2008. Here incorporated by reference.

10.1	Wolverine World Wide, Inc. Stock Incentive Plan of 2010. Previously filed as Exhibit 10.1 to the Company’s Form S-8 filed on March 4, 2010. Here incorporated by reference.

10.2
Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 19, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 19, 2010, January 2, 2010 and June 20, 2009, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended June 19, 2010 and June 20, 2009 and for the twenty-four weeks ended June 19, 2010 and June 20, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended June 19, 2010 and June 20, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.