Form 10-Q
period 2010-09-11
WOLVERINE WORLD WIDE INC /DE/
filed 2010-10-21
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 11, 2010
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
There were 48,831,627 shares of Common Stock, $1 par value, outstanding as of October 15, 2010.

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” which are statements relating to future events. Forward-looking statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the footwear business, worldwide economics and the Company itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Risk Factors include, but are not limited to:
•	uncertainties relating to changes in demand for the Company’s products;
•	changes in consumer preferences or spending patterns;
•	changes in local, domestic or international economic and market conditions;
•	the impact of competition and pricing by the Company’s competitors;
•	the cost and availability of inventories, services, labor and equipment furnished to the Company;
•	the ability of the Company to manage and forecast its growth and inventories;
•	increased future pension funding requirements;
•	changes in duty structures in countries of import and export;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments;
•	foreign currency fluctuations compared to the U.S. dollar, most notably the British pound, Canadian dollar, euro and Chinese yuan;
•	the risk of doing business in developing countries and economically volatile areas;
•	the cost, availability and production capacity of contract manufacturers;
•	the cost and availability of raw materials, including leather and petroleum-based materials;
•	changes in planned consumer demand or at-once orders;
•	loss of significant customers;
•	customer order cancellations;
•	the exercise of future purchase options by the U.S. Department of Defense on previously-awarded contracts;
•	the impact of a global recession on demand for the Company’s products;
•	the impact of limited credit availability on the Company’s suppliers, distributors and customers;
•	the success of apparel and consumer-direct business initiatives;
•	changes in business strategy or development plans;
•	integration of operations of newly-acquired businesses;
•	relationships with international distributors and licensees;
•	the ability to secure and protect trademarks, patents and other intellectual property;
•	technological developments;
•	the ability to attract and retain qualified personnel;
•	the size and growth of footwear, apparel and accessory markets;
•	service interruptions at shipping and receiving ports;
•	changes in the amount or severity of inclement weather;
•	changes due to the growth of Internet commerce;
•	the popularity of particular designs and categories of footwear;
•	the Company’s ability to adapt and compete in global apparel and accessory markets;
•	the ability to retain rights to brands licensed by the Company;
•	the impact of the Company’s restructuring plan announced in January 2009;
•	the Company’s ability to implement and recognize benefits from tax planning strategies;
•	the Company’s ability to meet at-once orders;
•	adverse developments in domestic or international legislation, regulation or policy;
•	changes in retail buying patterns;
•	consolidation in the retail sector; and
•	the acceptance of U.S. brands in international markets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars)
(Unaudited)

	September 11,	January 2,	September 12,
	2010	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$95,305	$160,439	$78,539
Accounts receivable, less allowances September 11, 2010 - $14,057 January 2, 2010 - $13,946 September 12, 2009 - $15,414	238,524	163,755	223,453
Inventories:
Finished products	191,552	140,124	168,781
Raw materials and work-in-process	16,982	17,941	15,202

	208,534	158,065	183,983
Deferred income taxes	10,380	12,475	12,220
Prepaid expenses and other assets	9,467	8,804	12,132

Total current assets	562,210	503,538	510,327

Property, plant and equipment:
Gross cost	310,285	303,148	303,533
Less accumulated depreciation	238,784	229,196	227,792

	71,501	73,952	75,741

Other assets:
Goodwill and other non-amortizable intangibles	55,070	56,198	56,646
Cash surrender value of life insurance	36,885	35,405	36,252
Deferred income taxes	35,656	35,094	24,217
Other	3,485	3,746	4,421

	131,096	130,443	121,536

Total assets	$764,807	$707,933	$707,604

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	September 11,	January 2,	September 12,
	2010	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,024	$42,262	$42,005
Accrued salaries and wages	20,629	20,751	21,026
Income taxes	21,354	18,887	17,233
Accrued pension liabilities	2,044	2,044	2,044
Restructuring reserve	3,115	5,926	4,768
Other accrued liabilities	49,472	42,443	61,322
Current maturities of long-term debt	513	538	556
Revolving credit agreement	—	—	9,900

Total current liabilities	164,151	132,851	158,854

Long-term debt (less current maturities)	513	1,077	1,112
Deferred compensation	5,713	5,870	5,616
Accrued pension liabilities	83,753	84,134	67,548
Other non-current liabilities	2,157	1,968	1,979

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
September 11, 2010 - 63,691,840 shares January 2, 2010 - 62,763,924 shares September 12, 2009 - 62,588,558 shares	63,692	62,764	62,589
Additional paid-in capital	97,253	81,021	73,892
Retained earnings	769,389	706,439	695,100
Accumulated other comprehensive income (loss)	(44,808)	(42,806)	(33,995)
Cost of shares in treasury:
September 11, 2010 - 14,980,365 shares January 2, 2010 - 13,170,471 shares September 12, 2009 - 13,163,115 shares	(377,006)	(325,385)	(325,091)

Total stockholders’ equity	508,520	482,033	472,495

Total liabilities and stockholders’ equity	$764,807	$707,933	$707,604

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009

Revenue	$320,396	$286,764	$863,492	$788,526
Cost of goods sold	191,825	171,498	512,245	474,939
Restructuring and other transition costs	—	1,301	1,406	4,639

Gross profit	128,571	113,965	349,841	308,948

Selling, general and administrative expenses	80,670	74,015	235,930	222,158
Restructuring and other transition costs	—	3,787	2,828	22,826

Operating profit	47,901	36,163	111,083	63,964

Other expenses (income):
Interest expense — net	56	15	141	223
Other expense (income) — net	(244)	(333)	(79)	79

	(188)	(318)	62	302

Earnings before income taxes	48,089	36,481	111,021	63,662

Income taxes	13,946	9,687	32,197	18,467

Net earnings	$34,143	$26,794	$78,824	$45,195

Net earnings per share:
Basic	$0.71	$0.54	$1.62	$0.92
Diluted	$0.70	$0.54	$1.59	$0.91

Cash dividends per share	$0.11	$0.11	$0.33	$0.33
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	36 Weeks Ended
	September 11,	September 12,
	2010	2009

OPERATING ACTIVITIES
Net earnings	$78,824	$45,195
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,692	11,852
Amortization	1,177	1,159
Deferred income taxes	(562)	(822)
Stock-based compensation expense	7,747	6,356
Excess tax benefits from stock-based compensation	(907)	—
Pension expense	11,275	10,731
Restructuring and other transition costs	4,234	27,465
Cash payments related to restructuring and other transition costs	(6,185)	(14,608)
Other	7,326	(11,376)
Changes in operating assets and liabilities:
Accounts receivable	(76,107)	(46,979)
Inventories	(53,207)	19,417
Other operating assets	(1,486)	(216)
Accounts payable	25,296	(8,081)
Other operating liabilities	(455)	30,980

Net cash provided by operating activities	7,662	71,073

INVESTING ACTIVITIES
Business acquisitions	—	(7,954)
Additions to property, plant and equipment	(9,365)	(7,440)
Other	(1,431)	(1,876)

Net cash used in investing activities	(10,796)	(17,270)

FINANCING ACTIVITIES
Net repayments under revolver	—	(49,600)
Payments of long-term debt and capital lease obligations	(537)	(5)
Cash dividends paid	(16,115)	(16,105)
Purchase of common stock for treasury	(52,164)	(6,197)
Proceeds from shares issued under stock incentive plans	8,430	3,876
Excess tax benefits from stock-based compensation	907	—

Net cash used in financing activities	(59,479)	(68,031)
Effect of foreign exchange rate changes	(2,521)	3,265

Decrease in cash and cash equivalents	(65,134)	(10,963)

Cash and cash equivalents at beginning of the period	160,439	89,502

Cash and cash equivalents at end of the period	$95,305	$78,539

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 11, 2010 and September 12, 2009
(Unaudited)
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear and apparel, industrial work shoes, boots and apparel, and uniform shoes and boots. The Company’s global portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, CusheTM, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a retail division to market its own brands as well as branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leathers™; and a pigskin procurement operation.
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
Seasonality
The Company’s business is subject to seasonal influences and the Company’s fiscal year has twelve weeks in each of the first three quarters and, depending on the fiscal calendar, sixteen or seventeen weeks in the fourth quarter. Both of these factors can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in previous years.
Reclassifications
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
2. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Numerator:
Net earnings	$34,143	$26,794	$78,824	$45,195
Adjustment for earnings allocated to nonvested restricted common stock	(541)	(503)	(1,203)	(741)

Net earnings used in calculating basic earnings per share	33,602	26,291	77,621	44,454
Adjustment for earnings reallocated to nonvested restricted common stock	13	7	27	6

Net earnings used in calculating diluted earnings per share	$33,615	$26,298	$77,648	$44,460

Denominator:
Weighted average shares outstanding	48,731,526	49,234,656	49,161,580	49,079,465
Adjustment for nonvested restricted common stock	(1,237,987)	(981,530)	(1,193,308)	(904,990)

Shares used in calculating basic earnings per share	47,493,539	48,253,126	47,968,272	48,174,475
Effect of dilutive stock options	869,952	832,674	986,131	574,947

Shares used in calculating diluted earnings per share	48,363,491	49,085,800	48,954,403	48,749,422

Net earnings per share:
Basic	$0.71	$0.54	$1.62	$0.92
Diluted	$0.70	$0.54	$1.59	$0.91
Options to purchase 966,342 and 1,030,595 shares of common stock for the 12 and 36 weeks ended September 11, 2010, respectively, and 1,357,240 and 3,248,232 shares for the 12 and 36 weeks ended September 12, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarters then ended and, they were, therefore, anti-dilutive.
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at September 12, 2009	$40,495	$16,151	$56,646
Intangibles acquired	113	75	188
Foreign currency translation effects	(636)	—	(636)

Balance at January 2, 2010	39,972	16,226	56,198
Intangibles acquired	—	134	134
Foreign currency translation effects	(1,134)	(128)	(1,262)

Balance at September 11, 2010	$38,838	$16,232	$55,070

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	September 11,	January 2,	September 12,
	2010	2010	2009
Foreign currency translation adjustments	$8,042	$14,477	$16,735
Fair value of foreign exchange contracts, net of taxes	887	(3,546)	(4,845)
Pension adjustments, net of taxes	(53,737)	(53,737)	(45,885)

Accumulated other comprehensive income (loss)	$(44,808)	$(42,806)	$(33,995)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Net earnings	$34,143	$26,794	$78,824	$45,195
Other comprehensive income (loss):
Foreign currency translation adjustments	3,510	6,764	(6,435)	17,607
Change in fair value of foreign exchange contracts, net of taxes	(929)	(3,203)	4,433	(8,768)

Comprehensive income	$36,724	$30,355	$76,822	$54,034

5. BUSINESS SEGMENTS
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing, and distributing to the retail sector branded footwear, apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear, apparel and accessories to external customers as well as royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing segment manufacture, source, market and distribute products in a similar manner.
The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At September 11, 2010, the Company operated 82 retail stores in North America and 5 retail stores in the United Kingdom that sell Company-branded products, as well as footwear, apparel and accessory products under brands that are owned by unaffiliated companies. The Company also has 32 consumer-direct internet sites that sell Company-branded products. The other business units distribute products through retail and wholesale channels.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as those disclosed in Note 1.
Business segment information is as follows:

	12 Weeks Ended September 11, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$289,903	$30,493	$—	$320,396
Intersegment revenue	10,355	607	—	10,962
Earnings (loss) before income taxes	54,142	1,464	(7,517)	48,089
Total assets	600,625	47,580	116,602	764,807

	36 Weeks Ended September 11, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$776,688	$86,804	$—	$863,492
Intersegment revenue	26,923	2,113	—	29,036
Earnings (loss) before income taxes	133,388	2,309	(24,676)	111,021
Total assets	600,625	47,580	116,602	764,807

	12 Weeks Ended September 12, 2009
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$262,803	$23,961	$—	$286,764
Intersegment revenue	16,937	445	—	17,382
Earnings (loss) before income taxes	40,471	(1,083)	(2,907)	36,481
Total assets	563,847	36,836	106,921	707,604

	36 Weeks Ended September 12, 2009
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$716,026	$72,500	$—	$788,526
Intersegment revenue	38,858	1,911	—	40,769
Earnings (loss) before income taxes	89,038	(11,564)	(13,812)	63,662
Total assets	563,847	36,836	106,921	707,604

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
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
As of September 11, 2010 and September 12, 2009, liabilities of $246 and $3,834, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these liabilities and assets fall within Level 2 of the fair value hierarchy. The fair values for these financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 11, 2010.
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
The Company’s credit agreement with a bank syndicate provides a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at September 11, 2010 compared to $9.9 million outstanding at September 12, 2009 under a previous revolving credit agreement. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at September 11, 2010 and September 12, 2009. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 11, 2010 and September 12, 2009, foreign exchange contracts with a notional value of $75,955 and $55,407, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the consolidated condensed financial statements for the 12 and 36 weeks ended September 11, 2010 and September 12, 2009. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
For the 12 weeks ended September 11, 2010 and September 12, 2009, the Company recognized a net gain of $560 and a net loss of $2,031, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended September 11, 2010 and September 12, 2009, the Company reclassified a gain of $33 and a loss of $1,161, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 36 weeks ended September 11, 2010 and September 12, 2009, the Company recognized net gains of $357 and $1,136, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 36 weeks ended September 11, 2010 and September 12, 2009, the Company reclassified a gain of $2,441 and a loss of $5,148, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company recognized compensation costs of $2,611 and $7,747, respectively, and related income tax benefits of $814 and $2,366, respectively, for grants under its stock-based compensation plans in the consolidated condensed statement of operations for the 12 and 36 weeks ended September 11, 2010. For the 12 and 36 weeks ended September 12, 2009, the Company recognized compensation costs of $2,326 and $6,356, respectively, and related income tax benefits of $661 and $1,579, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 11, 2010 and September 12, 2009 is based on awards ultimately expected to vest and, therefore, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The weighted-average fair values for options granted during the 36 weeks ended September 11, 2010 and September 12, 2009 were $6.96 and $4.38 per share, respectively, based on the following weighted-average assumptions:

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Expected market price volatility (1)	37.9%	37.0%	37.9%	34.8%
Risk-free interest rate (2)	1.4%	2.0%	1.9%	1.6%
Dividend yield (3)	1.6%	2.1%	1.9%	1.8%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the market price of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over four years.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
The Company issued 14,942 and 1,032,771 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 36 weeks ended September 11, 2010, respectively. During the 12 and 36 weeks ended September 11, 2010, the Company cancelled 1,379 and 22,460 shares, respectively, of common stock as a result of forfeiture of restricted stock awards. The Company issued 163,756 and 979,825 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the 12 and 36 weeks ended September 12, 2009, respectively. During the 12 and 36 weeks ended September 12, 2009, the Company cancelled 3,800 and 15,634 shares, respectively, of common stock as a result of forfeiture of restricted stock awards.
8. PENSION EXPENSE
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Service cost pertaining to benefits earned during the period	$1,322	$1,046	$3,966	$3,201
Interest cost on projected benefit obligations	2,935	2,756	8,806	8,433
Expected return on pension assets	(2,877)	(2,444)	(8,631)	(7,480)
Net amortization loss	2,378	2,149	7,134	6,577

Net pension expense	$3,758	$3,507	$11,275	$10,731

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
The Company has minimum royalty and other obligations due under the terms of certain licenses held by the Company. These minimum obligations are as follows:

	2010	2011	2012	2013	2014	Thereafter
Minimum royalties	$1,544	$1,772	$970	$999	$1,029	$1,060
Minimum advertising	1,837	1,941	1,999	2,059	2,121	4,434
Minimum royalties are based on both fixed obligations and assumptions related to the consumer price index. Royalty payments in excess of minimum requirements are based upon future sales levels and are not included in the above table. In accordance with these agreements, the Company incurred royalty expense of $772 and $2,239, respectively for the 12 and 36 weeks ended September 11, 2010. The Company has met the minimum royalty requirements for 2010. For the 12 and 36 weeks ended September 12, 2009, the Company incurred royalty expense of $702 and $2,046, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $748 and $2,029, respectively, for the 12 and 36 weeks ended September 11, 2010. The Company has met the minimum advertising requirements for 2010. For the 12 and 36 weeks ended September 12, 2009, the Company incurred advertising expense of $733 and $1,782, respectively.
10. RESTRUCTURING AND OTHER TRANSITION COSTS
On January 7, 2009 the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve its supply chain and create a stronger global brand platform. On October 7, 2009, the Company announced the expansion of its restructuring plan to include the consolidation of two owned domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010. The Company did not incur any restructuring and other transition costs for the 12 weeks ended September 11, 2010. The Company incurred restructuring and other transition costs of $4,234 ($3,006 on an after-tax basis), or $0.06 per diluted share, for the 36 weeks ended September 11, 2010. For the 12 and 36 weeks ended September 12, 2009, the Company incurred restructuring and other transition costs of $5,088 ($3,735 on an after-tax basis), or $0.08 per diluted share, and $27,465 ($19,500 on an after-tax basis), or $0.40 per diluted share, respectively. In fiscal 2009 the Company incurred restructuring and other transition costs of approximately $35,600, or $0.53 per diluted share.
The following is a summary of the restructuring and other transition costs:

	12 Weeks Ended		36 Weeks Ended
	September 11,	September 12,	September 11,	September 12,
	2010	2009	2010	2009
Restructuring	$—	$3,567	$2,239	$22,771
Other transition costs	—	1,521	1,995	4,694

Total restructuring and other transition costs	$—	$5,088	$4,234	$27,465

Restructuring
The Company did not incur any restructuring charges for the 12 weeks ended September 11, 2010. Prior to completion of the restructuring plan, the Company incurred the following restructuring charges: $2,239 ($1,590 on an after-tax basis), or $0.03 per diluted share, for the 36 weeks ended September 11, 2010; $3,567 ($2,618 on an after-tax basis), or $0.05 per diluted share, for the 12 weeks ended September 12, 2009; and $22,771 ($16,167 on an after-tax basis), or $0.33 per diluted share, for the 36 weeks ended September 12, 2009.
The following is a summary of the activity with respect to a liability established by the Company in connection with the restructuring plan, by category of costs:

	Severance	Non-cash
	and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at September 12, 2009	$3,837	$—	$828	$103	$4,768
Charges incurred	2,371	1,014	1,317	1,610	6,312
Amounts paid or utilized	(2,342)	(1,014)	(660)	(1,138)	(5,154)

Balance at January 2, 2010	$3,866	$—	$1,485	$575	$5,926
Charges incurred	571	715	803	150	2,239
Amounts paid or utilized	(3,511)	(715)	(435)	(389)	(5,050)

Balance at September 11, 2010	$926	$—	$1,853	$335	$3,115

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — continued
September 11, 2010 and September 12, 2009
(Unaudited)
Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs for the 12 weeks ended September 11, 2010, and $1,995 ($1,416 on an after-tax basis) for the 36 weeks ended September 11, 2010, and $1,521 ($1,116 on an after-tax basis) and $4,694 ($3,333 on an after-tax basis) for the 12 and 36 weeks ended September 12, 2009, respectively.
11. BUSINESS ACQUISITIONS
The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.
On January 8, 2009, the Company announced the acquisition of the CusheTM footwear brand. The purchase price consisted of $1,540 cash, a $1,540 note payable and contingent consideration of $875. The Company acquired assets valued at $285 (consisting primarily of property, plant and equipment and inventory) and assumed operating liabilities valued at $302, resulting in goodwill and intangibles of $3,972. Amounts recorded relating to the acquisition are subject to change as a result of changes in foreign currency exchange rates.
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
12. NEW ACCOUNTING STANDARDS
In April 2009, the FASB issued FASB ASC Topic 825, Financial Instruments and ASC Topic 270, Interim Reporting (“ASC 825” and “ASC 270”), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. ASC 825 and ASC 270 were intended to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. ASC 825 and ASC 270 were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has disclosed the information required by ASC 825 and ASC 270 on an interim basis, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
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
September 11, 2010 and September 12, 2009
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
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying the existing fair value disclosures about the level of disaggregation. ASU No. 2010-06 was effective for financial statements issued for interim and annual periods beginning after December 15, 2009 (first quarter 2010 for the Company), except for the requirement to provide Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 (first quarter 2011 for the Company). The Company adopted the applicable disclosure requirements of this ASU in the first quarter of 2010, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
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
The Company’s portfolio consists of 12 brands that were marketed in approximately 194 countries and territories as of September 11, 2010. The Company controls distribution of its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets, the Company relies on a network of third-party distributors and licensees to market its brands. The Company also owned and operated 87 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 32 consumer-direct internet sites at the end of the third quarter of fiscal 2010.
FINANCIAL OVERVIEW
•
Revenue for the third quarter of 2010 was $320.4 million, an 11.7% increase over third quarter 2009 revenue of $286.8 million, reflecting strong organic growth from the entire portfolio. In addition, the negative impact of third-party factory delays on reported revenue in the third quarter of 2010 was partially offset by the positive impact of the timing shift of a significant shipment to a third-party distributor from the second quarter to the third quarter.

•
Gross margin for the third quarter of 2010 was 40.1% compared to 39.7% in the third quarter of 2009, driven by a lower percentage of closeout sales, favorable mix of higher-margin product and benefits from year-over-year selling price increases, partially offset by higher product costs.

•	Diluted earnings per share for the third quarter of 2010 were $0.70 per share compared to $0.54 per share for the same quarter in the prior year.
•
Accounts receivable increased 6.7% in the third quarter of 2010 compared to the third quarter of 2009 driven by strong revenue growth. Days sales outstanding decreased to 58.3 days in the third quarter of 2010 from 63.3 days in the third quarter of 2009.

•
Inventory, as planned, increased 13.3% in the third quarter of 2010 compared to the third quarter of 2009, primarily due to strong year-to-date revenue growth, lower reserves and early inventory purchases ahead of expected cost increases on core product.

•	The Company ended the third quarter of 2010 with $95.3 million of cash and cash equivalents, interest-bearing debt of only $1.0 million and zero outstanding on its $150.0 million credit facility.
•	During the third quarter of 2010, the Company repurchased 158,700 shares of its common stock at an average cost of $25.51 per share.
•	The Company declared a quarterly cash dividend of $0.11 per share in the third quarter of 2010, equal to the dividend declared in the third quarter of 2009.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the consolidated condensed financial statements and related notes.
RESULTS OF OPERATIONS — THIRD QUARTER 2010 COMPARED TO THIRD QUARTER 2009
FINANCIAL SUMMARY — THIRD QUARTER 2010 VERSUS THIRD QUARTER 2009

	2010		2009
		% of		% of	Change
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$289.9	90.5%	$262.8	91.6%	$27.1	10.3%
Other business units	30.5	9.5%	24.0	8.4%	6.5	27.1%

Total revenue	$320.4	100.0%	$286.8	100.0%	$33.6	11.7%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$116.4	40.2%	$103.7	39.5%	$12.7	12.2%
Other business units	12.2	40.0%	10.3	42.8%	1.9	18.4%

Total gross profit	$128.6	40.1%	$114.0	39.7%	$14.6	12.8%

Selling, general and administrative expenses	$80.7	25.2%	$74.0	25.8%	$6.7	9.1%
Restructuring and other transition costs	—	0.0%	3.8	1.3%	(3.8)	(100.0%)

Total operating expenses	$80.7	25.2%	$77.8	27.1%	$2.9	3.7%

Interest expense — net	$0.1	0.0%	$0.0	0.0%	0.0	100.0%
Other (income) — net	(0.2)	(0.1%)	(0.3)	(0.1%)	0.1	18.7%

Earnings before income taxes	$48.1	15.0%	$36.5	12.7%	$11.6	31.8%

Net earnings	$34.1	10.6%	$26.8	9.3%	$7.3	27.2%

Diluted earnings per share	$0.70		$0.54		$0.16	29.6%
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. This reportable segment is organized into four primary operating units:
•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear, and Merrell® brand apparel;
•	Wolverine Footwear Group, consisting of Bates®, HyTest®, and Wolverine® boots and shoes and Wolverine® brand apparel;
•	Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel; and
•	Hush Puppies Group, consisting of Hush Puppies®, Soft Style® and CusheTM.
The Company’s other business units, which do not collectively comprise a separate reportable segment, consist of: Wolverine Retail, which includes the Company’s brick-and-mortar retail stores and e-commerce operations; Wolverine Procurement, which includes pigskin procurement operations; and Wolverine Leathers, which markets pigskin leather.

The following is supplemental information on total revenue:
TOTAL REVENUE — THIRD QUARTER

	2010		2009		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$121.3	37.9%	$114.8	40.0%	$6.5	5.7%
Wolverine Footwear Group	65.4	20.4%	53.4	18.6%	12.0	22.5%
Heritage Brands Group	63.5	19.8%	55.3	19.3%	8.2	14.8%
Hush Puppies Group	36.6	11.4%	36.4	12.7%	0.2	0.5%
Other	3.1	1.0%	2.9	1.0%	0.2	6.9%

Total branded footwear, apparel and licensing revenue	$289.9	90.5%	$262.8	91.6%	$27.1	10.3%
Other business units	30.5	9.5%	24.0	8.4%	6.5	27.1%

Total revenue	$320.4	100.0%	$286.8	100.0%	$33.6	11.7%

REVENUE
Revenue for the third quarter of 2010 increased $33.6 million from the third quarter of 2009 to $320.4 million. The effect of the stronger U.S. dollar against the British pound and euro, partially offset by the weaker U.S. dollar against the Canadian dollar, decreased revenue $3.1 million versus the third quarter of 2009. Revenue increased $27.1 million in the branded footwear, apparel and licensing operations, as discussed below, reflecting strong organic growth partially offset by expected lower closeout sales. Third-party factory delays that negatively impacted revenue for the third quarter of 2010 were partially offset by the benefit of the timing shift between the second and third quarters of a significant shipment to a third-party distributor. Revenue from the other business units increased $6.5 million, led by strong organic growth in the e-commerce business and continued excellent demand for proprietary leather from customers of the Wolverine Leathers business. International revenue represented 41.9% of total revenue in the third quarter of 2010 compared to 42.9% of total revenue in the third quarter of 2009.
The Outdoor Group generated revenue of $121.3 million in the third quarter of 2010, a $6.5 million increase from the third quarter of 2009. The Merrell® brand’s revenue in the third quarter of 2010 increased at a rate in the mid single digits compared to the third quarter of 2009, reflecting organic growth in both the Merrell Footwear and Merrell Apparel businesses and the positive impact of the timing shift into the third quarter of a significant shipment to a third-party distributor. These increases were partially offset by the impact of delays in the shipment of product from third-party factories and negative foreign exchange. Patagonia® Footwear’s revenue increased at a rate in the mid twenties in the third quarter of 2010 compared to the third quarter of 2009, due to continued strong demand. Revenue from the Chaco® brand increased at a rate in the high forties compared to the third quarter of 2009, driven by the introduction of closed-toe product designed to evolve the brand into a four-season offering.
The Wolverine Footwear Group generated revenue of $65.4 million in the third quarter of 2010, a $12.0 million increase from the third quarter of 2009, with every brand and every major geography in the group contributing to the increase. The Wolverine® brand’s revenue grew at a rate in the low thirties over the prior year, due primarily to core work product initiatives. Revenue from the Bates® footwear business increased at a rate in the mid single digits over the third quarter of 2009, driven by strong shipments to the civilian channel and the benefits from continued product innovation. HyTest®’s revenue for the third quarter of 2010 increased at a rate in the low forties from the third quarter of 2009 due to a rebound in the safety footwear market.
The Heritage Brands Group generated revenue of $63.5 million in the third quarter of 2010, an $8.2 million increase compared to the third quarter of 2009. Cat® Footwear’s revenue in the third quarter of 2010 increased at a rate in the mid teens compared to the prior year, with strong growth in the U.S. and European markets on continued success of industrial and casual footwear initiatives and the impact of the timing shift of a significant shipment to a third-party distributor from the second quarter to the third quarter, partially offset by negative foreign exchange. Harley-Davidson® Footwear’s revenue increased at a rate in the low teens compared to the third quarter of 2009, due to growth in each of its largest markets. Sebago®’s revenue increased at a rate in the mid twenties in the third quarter of 2010 compared to the prior year due to the focused investments to increase brand awareness and new product launches during the quarter.
The Hush Puppies Group generated revenue of $36.6 million in the third quarter of 2010, a $0.2 million increase from the third quarter of 2009. Hush Puppies® U.S. and international licensing growth in the third quarter of 2010 was offset by factory delays and continued tough trading conditions for the brand in the U.K. and Canada. Revenue from the CusheTM brand increased at a rate in the high sixties from the third quarter of 2009, reflecting the addition of new independent retailers and continued positive momentum for the brand.

Within the Company’s other business units, Wolverine Retail’s revenue increased in the third quarter of 2010 at a rate in the high single digits compared to the third quarter of 2009 as a result of comparable-store revenue increases in the U.S. brick-and-mortar retail stores and strong growth from e-commerce. Wolverine Retail operated 87 retail stores worldwide at the end of the third quarter of 2010 compared to 94 at the end of the third quarter of 2009, with the decrease attributable to strategic closures of select underperforming stores. Revenue from the Wolverine Leathers business increased at a rate in the mid eighties in the third quarter of 2010 compared to the third quarter of 2009 due to continued strong demand for its proprietary product from third-party customers.
GROSS MARGIN
The gross margin for the third quarter of 2010 was 40.1%, 40 basis points higher than the third quarter of 2009. Expected increases in both product and freight costs were offset by continued positive shift in product mix, selected price increases and the absence of $1.3 million of restructuring and other transition costs included in cost of goods sold in the third quarter of 2009.
OPERATING EXPENSES
Operating expenses of $80.7 million for the third quarter of 2010 increased $2.9 million from $77.8 million in the third quarter of 2009. The increase was driven by incremental investments in brand-building initiatives, including advertising spend designed to drive consumer awareness, and investments in sales force infrastructure and the product development areas. These increases were partially offset by continued discipline in general and administrative expenses and a $3.8 million decrease in restructuring and other transition costs.
INTEREST, OTHER AND TAXES
The change in net interest expense reflected lower borrowings under the revolving credit agreement in the current year’s quarter more than offset by the amortization of revolver fees.
The decrease in other income is related primarily to the change in realized gains or losses on foreign-denominated assets and liabilities.
The third quarter 2010 effective tax rate of 29.0% increased from 26.6% in the third quarter of 2009 as the prior year rate reflected cumulative year-to-date benefits of international tax planning strategies implemented in the latter part of 2009.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin, expense and tax rate changes discussed above, the Company achieved net earnings of $34.1 million for the third quarter of 2010 compared to $26.8 million in the third quarter of 2009, an increase of $7.3 million.
Basic net earnings per share increased 31.5% in the third quarter of 2010 to $0.71 from $0.54 in the third quarter of 2009, and diluted net earnings per share increased 29.6% in the third quarter of 2010 to $0.70 from $0.54 in the third quarter of 2009. The Company repurchased 158,700 shares of common stock in the third quarter of 2010 for approximately $4.0 million, which lowered the weighted-average shares outstanding. There were no share repurchases in the third quarter of 2009.

RESULTS OF OPERATIONS — FIRST THREE QUARTERS OF 2010 COMPARED TO FIRST THREE QUARTERS OF 2009
FINANCIAL SUMMARY — FIRST THREE QUARTERS OF 2010 VERSUS FIRST THREE QUARTERS OF 2009

	2010		2009		Change
		% of		% of
(Millions of dollars, except per share data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$776.7	89.9%	$716.0	90.8%	$60.7	8.5%
Other business units	86.8	10.1%	72.5	9.2%	14.3	19.7%

Total revenue	$863.5	100.0%	$788.5	100.0%	$75.0	9.5%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$316.9	40.8%	$283.5	39.6%	$33.4	11.8%
Other business units	32.9	37.9%	25.4	35.0%	7.5	29.5%

Total gross profit	$349.8	40.5%	$308.9	39.2%	$40.9	13.2%

Selling, general and administrative expenses	$236.0	27.3%	$222.2	28.2%	$13.8	6.2%
Restructuring and other transition costs	2.8	0.3%	22.8	2.9%	(20.0)	(87.7%)

Total operating expenses	$238.8	27.7%	$245.0	31.1%	$(6.2)	(2.5%)

Interest expense — net	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)
Other expense (income) — net	(0.1)	0.0%	0.1	0.0%	(0.2)	(200.0%)

Earnings before income taxes	$111.0	12.9%	$63.7	8.1%	$47.3	74.3%

Net earnings	$78.8	9.1%	$45.2	5.7%	$33.6	74.3%

Diluted earnings per share	$1.59		$0.91		$0.68	74.7%

The following is supplemental information on total revenue:

Total Revenue — First Three Quarters

	2010		2009		Change
(Millions of dollars)	$	%	$	%	$	%
Outdoor Group	$332.7	38.5%	$305.8	38.8%	$26.9	8.8%
Wolverine Footwear Group	177.0	20.5%	156.5	19.8%	20.5	13.1%
Heritage Brands Group	157.2	18.2%	146.5	18.6%	10.7	7.3%
Hush Puppies Group	101.4	11.7%	98.2	12.5%	3.2	3.3%
Other	8.4	1.0%	9.0	1.1%	(0.6)	(6.7%)

Total branded footwear, apparel and licensing revenue	$776.7	89.9%	$716.0	90.8%	$60.7	8.5%
Other business units	86.8	10.1%	72.5	9.2%	14.3	19.7%

Total revenue	$863.5	100.0%	$788.5	100.0%	$75.0	9.5%

REVENUE
Revenue for the first three quarters of 2010 increased $75.0 million, or 9.5%, from the first three quarters of 2009 to $863.5 million. On a year-to-date basis, the effect of a weaker U.S. dollar against the Canadian dollar, slightly offset by a stronger U.S. dollar against the British pound and euro, had a positive impact on revenue of $6.5 million. Increases in unit volume and net selling prices for select brands in the branded footwear, apparel and licensing operations increased revenue by $60.7 million. Revenue from the other business units increased $14.3 million due to strong organic growth in the e-commerce business and continued demand for proprietary leather from the Wolverine Leathers business.
The Outdoor Group recorded revenue of $332.7 million for the first three quarters of 2010, a $26.9 million increase over the first three quarters of the prior year. The increase was driven by the increase in the Chaco® brand’s revenue at a rate in the high forties compared to the first three quarters of 2009, primarily due to the brand’s strong organic growth and the introduction of closed-toe product designed to evolve the brand into a four-season offering and the increase in Patagonia® Footwear’s revenue at a rate in the mid twenties due to continued strong demand and sell-through at retail. The Merrell® brand’s revenue increased at a mid single digit rate compared to the first three quarters of 2009, due to new product offerings, updates to core programs and the effect of a weaker U.S. dollar against the Canadian dollar, slightly offset by a stronger U.S. dollar against the British pound and euro. These increases were offset by significantly lower closeout sales and third-party factory delays in the third quarter.
The Wolverine Footwear Group had revenue of $177.0 million during the first three quarters of 2010, a $20.5 million increase from the first three quarters of 2009. The Wolverine® brand’s revenue grew at a rate in the high teens during the first three quarters of 2010 compared to the first three quarters of 2009 due primarily to growth in the core work business, which has been driven by the success of the Contour WeltTM technology in the U.S. market and robust sell-through to premium distribution channels. The Bates® military and civilian uniform footwear business realized a mid single digit revenue increase in the first three quarters of 2010 compared to the first three quarters of 2009 as a result of expanded civilian distribution partially offset by a planned reduction in U.S. Military shipments. HyTest®’s revenue increased at a rate in the low twenties due primarily to the rebounding safety footwear market.
The Heritage Brands Group recorded revenue of $157.2 million for the first three quarters of 2010, a $10.7 million increase over the first three quarters of the prior year. Cat® Footwear’s revenue increased at a high single digit rate compared to the first three quarters of 2009, reflecting stronger sales in the European market, an increase in premium distribution retailers and the effect of a weaker U.S. dollar against the Canadian dollar, slightly offset by a stronger U.S. dollar against the British pound and euro. Harley-Davidson® Footwear revenue increased at a low single digit rate compared to the first three quarters of 2009. Sebago® reported an increase in revenue at a rate in the low teens for the first three quarters of 2010, compared to the first three quarters of 2009, primarily as a result of solid organic growth across all geographies and investments designed to increase brand awareness.
The Hush Puppies Group recorded revenue of $101.4 million in the first three quarters of 2010, a $3.2 million increase from the first three quarters of 2009. Hush Puppies® Company revenue for the first three quarters of 2010 was essentially flat compared to the first three quarters of 2009, as growth in the U.S. and the international licensing business was offset by declines in the Canadian and European markets. Revenue generated by the CusheTM brand more than doubled compared to the first three quarters of 2009, driven by the excellent placement the brand has secured in better specialty, outdoor and surf retail venues along with the addition of more international distributors and independent retailers.
Within the Company’s other business units, Wolverine Retail’s revenue increased in the first three quarters of 2010 at a rate in the mid teens compared to the first three quarters of 2009 as a result of comparable-store revenue increases across the Company’s brick-and-mortar retail stores and strong growth from e-commerce. Wolverine Retail operated 87 retail stores worldwide at the end of the third quarter of 2010 compared to 94 at the end of the third quarter of 2009, with the decrease due to strategic closures of select underperforming stores. Revenue from the Wolverine® Leathers operation increased at a rate in the high twenties in the first three quarters of 2010 versus the first three quarters of 2009 due to an increase in demand for its proprietary product from third-party customers.
GROSS MARGIN
The gross margin for the first three quarters of 2010 was 40.5%, a 130 basis point increase from the first three quarters of 2009, primarily driven by benefits from the restructuring plan, a $3.2 million decrease in restructuring and other transition costs included in cost of goods sold, a shift in mix to higher margin product sales during the first three quarters of 2010, higher average selling prices and lower product costs.

OPERATING EXPENSES
Operating expenses for the first three quarters of 2010 were $238.8 million versus $245.0 million for the first three quarters of 2009, a $6.2 million decrease. Planned increases related to brand-building investments in advertising and promotion as well as increases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs, were more than offset by a decrease in restructuring and other transition costs of $20.0 million.
INTEREST, OTHER & TAXES
The change in net interest expense reflected lower borrowings outstanding under the revolving credit agreement in the first three quarters of the current year.
The change in other expense primarily related to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first three quarters of 2010 and 2009 was 29.0%.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $78.8 million for the first three quarters of 2010, compared to $45.2 million in the first three quarters of 2009, an increase of $33.6 million, or 74.3%.
Basic net earnings per share increased 76.1% in the first three quarters of 2010 to $1.62 from $0.92 in the first three quarters of 2009, and diluted net earnings per share increased 74.7% in the first three quarters of 2010 to $1.59 from $0.91 in the first three quarters of 2009. The Company repurchased approximately 1,795,000 shares of common stock in the first three quarters of 2010 for approximately $51.2 million and repurchased approximately 406,000 shares in the first three quarters of 2009 for approximately $5.6 million, both of which lowered the average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	September 11,	January 2,	September 12,	January 2,	September 12,
(Millions of dollars)	2010	2010	2009	2010	2009

Cash and cash equivalents	$95.3	$160.4	$78.5	$(65.1)	$16.8
Accounts receivable	238.5	163.8	223.5	74.7	15.0
Inventories	208.5	158.1	184.0	50.4	24.5
Accounts payable	67.0	42.3	42.0	24.7	25.0
Current accrued liabilities	96.6	90.1	106.4	6.5	(9.8)

Interest-bearing debt	1.0	1.6	11.6	(0.6)	(10.6)

	36 Weeks Ended		Change from
	September 11,	September 12,	September 12,
(Millions of dollars)	2010	2009	2009
Cash provided by operating activities	7.7	71.1	(63.4)
Additions to property, plant and equipment	9.4	7.4	2.0
Depreciation and amortization	11.9	13.0	(1.1)
Cash and cash equivalents of $95.3 million as of September 11, 2010 increased $16.8 million versus September 12, 2009, driven by the significantly improved revenue and profit performance partially offset by incremental investments in working capital designed to support future growth. The decrease in cash and cash equivalents from January 2, 2010 was driven by additional investments in working capital and other operating assets to drive future growth. Accounts receivable increased only 6.7% compared to the third quarter of 2009 on an 11.7% increase in revenue due primarily to strong cash collections. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 11, 2010. Inventory levels increased 13.3%, as expected, from the same quarter last year. The increase is primarily due to strong year-to-date revenue growth, lower reserves and early inventory purchases ahead of expected cost increases on core product.
The increase in accounts payable in the third quarter of 2010 compared to the third quarter of 2009 was primarily attributable to the increase in inventory levels and the timing of cash payments to vendors. The decrease in current accrued liabilities was due primarily to changes in timing of payments, which resulted in a decrease in taxes payable and liabilities related to foreign exchange contracts, partially offset by increases in advertising accruals.
The Company’s credit agreement with a bank syndicate provides a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding under the revolving credit facility at September 11, 2010 compared to $9.9 million outstanding at September 12, 2009 under a previous revolving credit agreement. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at September 11, 2010 and September 12, 2009. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
Net cash provided by operating activities through September 11, 2010 was $7.7 million versus $71.1 million through September 12, 2009, a decrease of $63.4 million. Stronger earnings performance and lower cash payments for restructuring were more than offset by additional investments in working capital and timing of tax and operating expense payments.
The majority of capital expenditures in the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company made its final repurchases under the program, and the program ended, when the Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010. The Company’s Board of Directors approved a new common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 683,808 shares at an average price of $28.18 in the first quarter of 2010, 752,643 shares at an average price of $29.99 per share during the second quarter of 2010, and 158,700 shares at an average price of $25.51 per share during the third quarter of 2010 under this new program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the new program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors. Additional information about stock repurchases is included in Part II, Item 2 of this Form 10-Q.
The Company declared dividends of $0.11 per share, or $5.3 million, in the third quarter of 2010. This is equal to the $0.11 per share declared in the third quarter of 2009. The quarterly dividend is payable on November 1, 2010 to stockholders of record on October 1, 2010.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 11, 2010 and September 12, 2009, the Company had outstanding forward currency exchange contracts to purchase $76.0 million and $55.4 million, respectively, of U.S. dollars with maturities ranging up to 308 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended September 11, 2010, the modestly stronger U.S. dollar compared to the relevant foreign currencies decreased the value of these investments in net assets by $3.5 million. For the quarter ended September 12, 2009, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $6.8 million. These changes resulted in cumulative foreign currency translation adjustments at September 11, 2010 and September 12, 2009 of $8.0 million and $16.7 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of September 11, 2010, the Company had zero outstanding on its revolving credit agreement, compared to $9.9 million as of September 12, 2009 on its previous revolving credit agreement.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 11, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Dollar Amount
			of	that
			Shares	May
			Purchased	Yet Be
			as Part of	Purchased
	Total		Publicly	Under the
	Number of	Average	Announced	Plans
	Shares	Price Paid	Plans or	or
Period	Purchased	per Share	Programs	Programs
Period 1 (June 20 to July 17, 2010)
Common Stock Repurchase Program(1)	75,500	$25.36	75,500	$156,244,379
Employee Transactions(2)	105	26.48	—	—
Period 2 (July 18, 2010 to August 14, 2010)
Common Stock Repurchase Program(1)	—	—	—	156,244,379
Employee Transactions(2)	1,858	28.55	—	—
Period 3 (August 15, 2010 to September 11, 2010)
Common Stock Repurchase Program(1)	83,200	25.65	83,200	154,110,177
Employee Transactions(2)	—	—	—	—
Total for Quarter ended September 11, 2010
Common Stock Repurchase Program(1)	158,700	25.51	158,700	154,110,177
Employee Transactions(2)	1,963	28.44	—	—

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

(2)
Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options and (2) restricted shares withheld to offset tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended September 11, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 11, 2010, January 2, 2010 and September 12, 2009, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended September 11, 2010 and September 12, 2009 and for the thirty-six weeks ended September 11, 2010 and September 12, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the thirty-six weeks ended September 11, 2010 and September 12, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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

WOLVERINE WORLD WIDE, INC.
AND SUBSIDIARIES

October 21, 2010	/s/ Blake W. Krueger

Date	Blake W. Krueger
Chairman, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

October 21, 2010	/s/ Donald T. Grimes

Date	Donald T. Grimes
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended September 11, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 11, 2010, January 2, 2010 and September 12, 2009, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended September 11, 2010 and September 12, 2009 and for the thirty-six weeks ended September 11, 2010 and September 12, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the thirty-six weeks ended September 11, 2010 and September 12, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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