Form 10-K
period 2011-01-01
WOLVERINE WORLD WIDE INC /DE/
filed 2011-03-02
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-6024

WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1185150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9341 Courtland Drive N.E., Rockford, Michigan	49351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (616) 866-5500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 18, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $1,398,615,588.

Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 25, 2011: 49,613,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 21, 2011 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements relating to future, not past, events. In this context, forward-looking statements often address management’s beliefs, assumptions, current expectations, estimates and projections about future business and financial performance, global conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees uncertain. For the Company, uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings, and legal compliance risks;

•	currency fluctuations;

•	increases in costs of future pension funding requirements;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use currently licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, or demand for the Company’s products;

•	changes in relationships with, including the loss of, significant customers;

•	the exercise of future purchase options by the U.S. Department of Defense on previously awarded contracts;

•	the cost, availability and management of raw materials, inventories, services, labor, and contract manufacturers;

•	service interruptions at shipping and receiving ports;

•	the ability to adapt and compete in global footwear, apparel and consumer-direct markets;

•	strategic actions, including acquisitions and dispositions, and our success in integrating acquired businesses;

and many other matters of national, regional and global scale, including those of a political, environmental, economic, business and competitive nature. These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. These uncertainties are described in more detail in Part I, Item 1A, “Risk Factors” of this Form 10-K Report. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

Wolverine World Wide, Inc. (the “Company”) is a leading marketer of branded casual, active lifestyle, work, outdoor sport and uniform footwear and apparel and accessories. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which in turn was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

Approximately 50 million pairs/units of the Company’s branded footwear and apparel were sold in the fiscal year ended January 1, 2011 (“fiscal 2010”) in approximately 190 countries and territories around the world. The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed throughout the world under widely recognized brand names, including Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. The Company believes that its primary competitive advantages are its well-recognized brand names, its patented proprietary designs and comfort technologies, its wide range of distribution channels and its diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.

The Company’s products are sold at various price points under a variety of brand names designed to appeal to a wide range of consumers of casual, work and outdoor footwear. The Company’s wholesale footwear and apparel business is organized into four operating segments: (i) the Outdoor Group, consisting of Merrell®, Patagonia® and Chaco® footwear, and Merrell® brand apparel, (ii) the Wolverine Footwear Group, consisting of the Bates®, HyTest® and Wolverine® boots and shoes, and Wolverine® brand apparel, (iii) the Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel, and (iv) The Hush Puppies Group, consisting of Hush Puppies® footwear, Soft Style® footwear and Cushe® footwear. The Company also licenses some of its brands for use on non-footwear products.

The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support for the Company’s business. The Company sells products in the United States, Canada and approximately 10 countries in Europe to a wide range of retail customers, including department stores, national chains, catalogs, specialty retailers, mass merchants and Internet retailers, and to governments and municipalities. Many of the retailers carrying Wolverine products operate multiple storefront locations. The Company’s products are marketed worldwide in a total of approximately 190 countries and territories through Company-owned wholesale and retail operations, licensees and distributors.

For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are attached as Appendix A to this Form 10-K. The Company has one reportable segment, branded footwear, apparel, and licensing. The branded footwear, apparel, and licensing segment engages in manufacturing, sourcing, licensing, marketing and distributing branded footwear and apparel, including casual shoes and apparel, boots, uniform shoes, work shoes and rugged outdoor footwear and apparel. The Company’s other operating segments consist of its consumer-direct operations and leather and pigskin procurement operations, which are described below. Financial information regarding the Company’s reportable segment and other operating segments and financial information by geographic area is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Annual Report on Form 10-K.

Branded Footwear, Apparel and Licensing

The Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Merrell®, Patagonia®, Sebago®, Soft Style® and Wolverine®. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company also markets Merrell®, Sebago®, and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys and Wolverine® brand eyewear and gloves.

The Company’s branded footwear, apparel, and licensing operating segments for fiscal 2010 are described below.

1.	The Outdoor Group The Outdoor Group consists of Merrell® Footwear, Merrell® Apparel and Accessories, Patagonia® Footwear and Chaco® Footwear. Outdoor Group products include performance outdoor and hiking footwear, casual and after-sport footwear and performance and casual Merrell® apparel.

Merrell® Footwear: The Merrell® footwear line consists primarily of technical hiking, rugged outdoor and outdoor-inspired casual footwear designed for backpacking, day hiking and everyday use. The Merrell® footwear line also includes the “After-Sport” category, incorporating Merrell® footwear’s technical hiking and outdoor expertise with Wolverine Performance Leatherstm and other technical materials to create footwear with unique styling, performance and comfort features. Merrell® footwear products are sold primarily through sporting goods chains, outdoor specialty retailers, department stores, on-line retailers and catalogs. Merrell® footwear is marketed in approximately 150 countries and territories worldwide.

Merrell® Apparel and Accessories: The Merrell® apparel line consists primarily of technical outdoor and outdoor-inspired casual apparel and performance socks. In addition to Merrell® apparel, the Outdoor Group markets Merrell® accessories, including packs, bags and luggage.

Patagonia® Footwear: Pursuant to an agreement with Lost Arrow Corporation, the Company has the exclusive footwear marketing and distribution rights under Patagonia® and other trademarks. The Patagonia® footwear line focuses primarily on casual and outdoor performance footwear. Patagonia® is a registered trademark of Patagonia, Inc.

Chaco® Footwear: The Chaco® brand, which the Company acquired in January 2009, was created to meet the needs of the whitewater enthusiast and continues to focus primarily on performance sandals for the outdoor enthusiast. In order to help evolve the brand into a four-season offering, the Company introduced closed-toe products in fall 2010. Chaco® footwear is sold primarily through specialty outdoor retailers and department stores.

2.	Wolverine Footwear Group The Wolverine Footwear Group markets footwear, apparel and accessories products under the Wolverine® brand and footwear under the Bates® and HyTest® brands. Wolverine Footwear Group products incorporate performance and comfort features to serve a variety of work, outdoor and lifestyle functions.

Wolverine® Footwear: The Wolverine® brand offers high quality work boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 128 years, markets work and outdoor footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies as well as the development of the Contour Welt® line have allowed the Wolverine® brand to introduce a broad line of work footwear with a focus on comfort. The Wolverine® work product line features work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection; the target consumers for the Wolverine® work product line are industrial and farm workers. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCStm and other technologies and comfort features into products designed for casual and outdoor sport use. The target consumers for the rugged casual line products have active lifestyles. The outdoor sport line is designed to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts.

Wolverine® Apparel and Licensing: The Wolverine Footwear Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Company licenses its Wolverine® brand for use on eyewear and gloves.

Bates® Uniform Footwear: The Bates Uniform Footwear Division is a leader in supplying footwear to military and civilian uniform users. The Bates Uniform Footwear Division utilizes DuraShocks®, DuraShocks SRtm, CoolTech, Wolverine iCStm and other proprietary comfort technologies in the design of its military-style boots and oxfords. The Bates Uniform Footwear Division contracts with the U.S. Department of Defense and the military branches of several foreign countries to supply military footwear. Civilian uniform users include individuals in police, security, postal, restaurant and other industrial occupations. The Bates Uniform Footwear Division’s products are also distributed through specialty retailers and catalogs.

HyTest® Safety Footwear: The HyTest® product line consists primarily of high-quality work boots and shoes that incorporate various specialty safety features designed to protect against hazards of the workplace, including steel toe, composite toe, metatarsal guards, and electrical hazard, static dissipating and conductive footwear. HyTest® footwear is distributed primarily through a network of independently owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

3.	The Heritage Brands Group The Heritage Brands Group consists of Cat® Footwear, Harley-Davidson® Footwear and the Sebago® product line.

Cat® Footwear: Pursuant to a license arrangement with Caterpillar Inc., the Company has exclusive footwear marketing and distribution rights under Caterpillar®, Cat®, Cat & Design, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment encourages customers to characterize the footwear as high-quality, rugged and durable. Cat® brand footwear products include work boots and shoes, sport boots, rugged casual and lifestyle footwear, including lines of work and casual footwear featuring iTechnologytm and Hidden Tracks® comfort features. Cat® footwear targets work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 145 countries and territories worldwide. Cat®, Caterpillar®, Cat & Design and Walking Machines® are registered trademarks of Caterpillar Inc.

Harley-Davidson® Footwear: Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has the exclusive footwear marketing and distribution rights for Harley-Davidson® branded footwear. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships, department stores and specialty retailers. Harley-Davidson® is a registered trademark of H-D Michigan, Inc.

Sebago®: The Sebago® product line has been marketed since 1946 and consists primarily of performance nautical and American-inspired casual footwear for men and women, such as boat shoes and hand sewn loafers. Highly recognized Sebago® line extensions include Sebago Docksidestm, Drysidestm and Athletic Marine. The Sebago® product line is marketed in approximately 125 countries and territories worldwide. The Sebago® manufacturing and design tradition of quality components, durability, comfort and “Americana” heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world. The Company also markets a classic and marine Sebago® apparel line.

4.	The Hush Puppies Group

Hush Puppies®: Since 1958, the Hush Puppies® brand has been a leader in casual footwear. The brand offers shoes, sandals and boots for men, women and children, and is marketed in approximately 140 countries and territories. The modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort, style and value. In addition, the Hush Puppies® brand is licensed for use on certain items, including apparel, eyewear, handbags, socks, watches and plush toys.

Soft Style®: The Soft Style® product line consists primarily of women’s dress and casual footwear.

Cushe®: The Cushe® business was acquired in January 2009 and focuses on relaxed, design-led footwear for active men and women. The Cushe® Footwear business targets younger adult consumers and better-grade retailers with products ranging from sport casual footwear to sandals. Cushe® is marketed under three primary collections: Universal Traveler, Urban Safari and Coastal Supremacy.

Other Businesses

In addition to its branded footwear, apparel and licensing operations, the Company also (i) operates 81 retail stores in North America and 7 retail stores in the United Kingdom that feature footwear and apparel, (ii) operates a performance leathers business through its Wolverine Leathers Division; and (iii) purchased and cured raw pigskins for sale to various customers through its wholly-owned subsidiary, Wolverine Procurement, Inc.

1.	Wolverine Retail The Company’s consumer-direct business operates 81 North American and 7 United Kingdom-based retail stores as of February 2011. These stores are operated under the Hush Puppies®, Hush Puppies and FamilySM, Track’N Trail®, Rockford Footwear Depot® and Merrell® names. The Rockford Footwear Depot®, Track’N Trail®, Hush Puppies® and Hush Puppies and FamilySM retail formats carry a large selection of Company-branded products, featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Chaco®, Cushe®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates Merrell® concept stores and Hush Puppies® concept stores, providing a platform to showcase these brands exclusively. In addition, the Company operates 38 consumer-direct retail websites, including, www.merrell.com, www.wolverine.com, www.hushpuppies.com, www.chacousa.com, www.cushe.com, www.catfootwear.com, www.sebago.com, and www.batesfootwear.com.

2.	The Wolverine Leathers Division The Wolverine Leathers Division markets pigskin leather primarily for use in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and many products offered by the Company’s international licensees and distributors.

3.	Wolverine Procurement, Inc. Wolverine Procurement, Inc. performs skinning operations and purchases raw pigskins from third parties, which it cures and sells to outside customers for processing into pigskin leather products. Substantially all of the assets of Wolverine Procurement, Inc. were sold to a third-party buyer on December 29, 2010.

Marketing

The Company’s marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a consistent message for each of the Company’s core brands. Each brand group has dedicated marketing personnel who develop the marketing strategy for brands within that group. Marketing campaigns and strategies vary by brand and are designed to target accounts and/or end users as the brand groups strive to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company’s products. Components of the brand-specific plans vary and may include print, radio and television advertising, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials, and sales and technical assistance.

The Company’s brand groups provide its licensees and distributors with creative direction, brand images and other materials to convey consistent brand messaging, including (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting services regarding retail store layout and design. The Company believes its brand names provide it with a competitive advantage and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution

The Company uses a wide variety of domestic distribution channels and strategies to distribute its branded products:

•	The Company uses a dedicated sales force and customer service team, advertising and point-of-purchase support and maintains in-stock inventories to service consumer-direct business, department stores, national chains, specialty retailers, catalogs, independent retailers and uniform outlets.
•	Volume direct programs ship products directly to the retail customer without going through a Company distribution center and provide products at competitive prices with limited marketing support. The Company uses these programs to service major retail, catalogs, mass merchant and government customers.
•	A network of independent Shoemobile® distribution outlets distributes the Company’s work and occupational footwear at industrial facilities.
•	The Company solicits all branches of the United States military and submits bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that are not required to be exercised.

In addition to its wholesale activities, the Company also operates a consumer-direct business as described above. The Company continues to develop new programs, both independently and in conjunction with its consumer-direct customers, for the distribution of its products.

A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company’s revenue in fiscal 2010.

The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fourth accounting quarter versus the 12 weeks included in the first three accounting quarters). The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in working capital requirements near the end of the first and third quarters. The Company meets its working capital requirements through effective cash generation and, as needed, a revolving credit agreement.

International Operations and Global Licensing

The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and approximately eight branch offices in Europe; (ii) sales to third-party distributors for certain markets and businesses; and (iii) royalty income from a network of third-party licensees and distributors. The Company’s owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to develop sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

The Company continues to develop its network of licensees and distributors to market its branded products. The Company assists its licensees in designing products that are appropriate to each foreign market, but consistent with the global brand position. Pursuant to distribution or license agreements, third-party licensees and distributors either purchase goods from the Company or authorized third-party manufacturers or manufacture branded products consistent with Company standards. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and marketing support from the Company.

Manufacturing and Sourcing

The Company directly controls the majority of the units of footwear and apparel manufactured or sourced under the Company’s brand names. The balance is controlled directly by the Company’s licensees. A substantial majority of the units sourced and/or manufactured by the Company are purchased or sourced from third parties, with the remainder produced at Company-owned facilities. The Company sources a majority of its footwear from numerous third-party manufacturers in the Asia-Pacific region, South America and India. The Company maintains offices in the Asia-Pacific region to facilitate and develop strategies for the sourcing and importation of quality footwear and apparel. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners & Sources,” a policy that requires that the Company’s domestic and foreign manufacturers, licensees and distributors use ethical business standards; comply with all applicable health and safety laws and regulations; commit to use environmentally safe practices; treat employees fairly with respect to wages, benefits and working conditions; and not use child or prison labor. Footwear produced by the Company is manufactured at Company-operated facilities located in Michigan and the Dominican Republic.

The Company’s owned manufacturing operations allow the Company to (i) reduce its production lead time, enabling it to more quickly respond to market demand and reduce inventory risk, (ii) lower freight, shipping and duty costs for sales to certain markets, and (iii) more closely monitor product quality. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source high quality raw materials from around the world, and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

The Company’s principal required raw material is quality leather, which it purchases from a select group of domestic and foreign suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company on a sole supplier.

The Company currently purchases all of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier for over 30 years. Alternative sources of raw pigskin are available, but with less advantageous pricing, quality and compatibility with the Company’s processing method. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.

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

Trademarks, Licenses and Patents

The Company holds a significant portfolio of registered and common law trademarks that identify its branded products. The Company’s owned trademarks include Hush Puppies®, Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Hidden Tracks®, iTechnologytm, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form® and Track ’N Trail®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leatherstm. The Company has exclusive footwear marketing and distribution rights under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat®, Harley-Davidson®, and Patagonia® licenses extend for five or more years and are subject to early termination for breach.

The Company believes that consumers identify its products by the Company’s trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. The Company has a policy of registering its primary trademarks and vigorously defending its trademarks against infringement or other threats whenever practicable. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company vigorously protects its proprietary rights under applicable laws.

Order Backlog

At February 19, 2011, the Company had an order backlog of approximately $628 million compared to an order backlog of approximately $424 million at February 20, 2010, determined on a consistent basis. All of the backlog relates to orders for products expected to be shipped in 2011. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.

Competition

The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international marketers and importers, some of which are larger and have greater resources than the Company. The Company has at least forty major competitors for its brands of footwear and apparel. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries in general are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the footwear and apparel industries. Market shares in the non-athletic footwear and apparel industry are highly fragmented and no one company has a dominant market position.

Research and Development

In addition to normal and recurring product development, design and styling activities, the Company engages in research and development activities related to the development of new production techniques and to the improvement of the function, performance, reliability and quality of its branded footwear and other products. For example, the Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan

State University has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies, which have been incorporated in the Company’s footwear. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

Environmental Matters

Compliance with domestic and foreign federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous under certain federal, state and local regulations with respect to the environment. The Company works with domestic and foreign federal, state and local agencies from time to time to resolve cleanup issues at various waste sites and other regulatory issues.

Employees

As of January 1, 2011, the Company had approximately 4,139 domestic and foreign production, office and sales employees. Approximately 51 employees were covered by a single union contract that expires on March 31, 2011. The Company presently considers its employee relations to be good.

Available Information

Information about the Company, including the Company’s Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance Committee Charter, is available at its website at www.wolverineworldwide.com/investor-relations/corporate-governance. Printed copies of the documents listed above are available, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.

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

Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, operating results or financial position

The Company’s global operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment, business conditions, interest rates and taxation. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. Declining consumer confidence could adversely affect demand for the Company’s products. Changes in the amount or severity of bad weather and the growth or decline of global footwear, apparel or consumer-direct markets could affect negatively consumer spending patterns. A decline in demand for the Company’s products could reduce the Company’s revenues or profit margins.

General economic conditions and regulatory factors such as those listed above, as well as increased costs of fuel, labor, commodities, insurance and health care, may increase the Company’s cost of sales and operating expenses. Such increases could adversely affect the Company’s financial position and results of operations.

The Company operates in competitive industries and markets.

The Company competes with a large number of marketers of footwear or apparel, and consumer-direct companies. Some of these competitors are larger and have greater resources than the Company. Important elements of such competition include product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes. Consumer preferences for and the popularity of particular designs and categories of footwear and apparel generally change. The Company strives to maintain and improve its competitive position through increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, its results of operations and financial position may be adversely affected.

Many of the Company’s competitors have more developed consumer and customer bases, lower prices, or greater financial, technical or marketing resources than the Company, particularly in the apparel and consumer-direct businesses. The Company’s competitors may implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences, than the Company. The Company’s results of operations and financial position could be adversely affected if the Company’s businesses are not successful.

The Company’s operating results depend on effectively managing inventory levels.

The Company’s ability to manage its inventories effectively is an important factor in its operations. Inventory shortages can impede the Company’s ability to meet orders, adversely affect the timing of shipments to customers, and, consequently, diminish brand loyalty. Conversely, excess inventories can result in lower gross margins if the Company lowers prices in order to liquidate excess inventories. Excess inventories can also drive increased interest costs. The Company’s business, results of operations and financial position could be adversely affected if the Company is unable to effectively manage its inventory.

Increases or changes in duties, quotas, tariffs and other trade restrictions could adversely impact the Company’s sales and profitability.

All of the Company’s products manufactured overseas and imported into the U.S., the European Union and other countries are subject to customs duties collected by customs authorities. Customs information submitted by the Company is routinely subject to review by customs authorities. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in foreign countries where the Company operates, as well as in countries where the Company’s third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect the sales and profitability of the Company.

In December 2009, the European Union approved a 15-month extension of anti-dumping duties on specific types of leather upper footwear originating in China and Vietnam and imported into member states of the European Union. Because the Company sources a substantial portion of its products from suppliers located in China and Vietnam, these anti-dumping duties negatively affected the Company’s sales and gross margin in the European Union. The European Union announced in January 2011 that the anti-dumping duties described above will be removed on March 31, 2011.

Foreign currency exchange rate fluctuations could adversely impact the Company’s business.

Foreign currency fluctuations affect the Company’s reported revenue and profitability. In addition, because the Company may employ hedging strategies over time, changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare the Company’s operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors and licensees. For a more detailed discussion of risk relating to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase the Company’s operating costs and adversely impact the competitive position of the Company’s products.

The Company currently sources most of its products from third-party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. The Company’s future results will depend partly on its ability to maintain positive working relationships with third-party suppliers.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where the Company sources its products, or a shift in China’s manufacturing capacity away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and in particular on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.

The Company’s ability to competitively price its products depends on the cost of components, services, labor, equipment and raw materials, including leather and materials used in the production of footwear outsoles. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. In addition, fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports, affect the Company’s shipping costs. Increases in cost for services and materials used in production could have a negative impact on the Company’s results of operations and financial position.

The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. Although this source has been a reliable and consistent supplier for over 30 years, there are no assurances that it will continue as a supplier. Failure of this source to continue to supply the Company with raw pigskin or to supply the Company with raw pigskin on less favorable terms could increase the Company’s cost of raw materials for its leather business and, as a result, have a negative impact on the Company’s results of operations and financial position.

A significant reduction in customer purchases of the Company’s products or failure of customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.

The Company’s financial success is directly related to its customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers.

Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experience a significant downturn in its business, or fail to remain committed to the Company’s products or brands, they may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.

The Company sells its products to customers and extends credit based on an evaluation of each customer’s financial condition. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company’s inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company’s business, results of operations and financial position.

The general trend toward consolidation in retail and specialty retail could lead to fewer customers, customers seeking more favorable terms of purchase from the Company and could lead to a decrease in the number of stores that carry the Company’s products. In addition, changes in the channels of distribution, such as the continued growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.

The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. Failure by the Department of Defense to exercise these purchase options or the failure of the Company to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s results of operations and financial position.

Changes in the credit markets could adversely affect the Company’s financial success.

Changes in credit markets could adversely impact the Company’s future results of operations and financial position. If the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results. In addition, any lack of available credit and/or the increased cost of credit may significantly impair the Company’s ability to obtain additional credit to finance future expansion plans, or refinance existing credit, on favorable terms, or at all.

Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact the Company’s future revenues.

The federal government has the right to audit the Company’s performance under its government contracts. If a government audit uncovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability could decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings could have an adverse effect on the Company’s results of operations and financial position.

Failure of the Company’s international licensees and distributors to meet sales goals or to make timely payments on amounts owed to the Company could adversely affect the Company’s financial performance.

In many international markets, independent licensees or distributors sell the Company’s products. Failure by the Company’s licensees or distributors to meet planned annual sales goals or to make timely payments on amounts owed to the Company could have an adverse effect on the Company’s business, results of operations and financial position, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in licensee or distributor becomes necessary, the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such licensee or distributor operates.

The Company’s reputation and competitive position are dependent on its third-party manufacturers, distributors, licensees and others complying with applicable laws and the Company’s ethical standards.

The Company requires its independent contract manufacturers, distributors, licensees and others with which it does business to comply with the Company’s ethical standards and applicable laws relating to working conditions and other matters. If a party with whom the Company does business is found to have violated the Company’s ethical standards or applicable laws, the Company could receive negative publicity that could damage its reputation and negatively affect the value of its brands.

Global political and economic uncertainty could adversely impact the Company’s business.

Concerns regarding acts of terrorism and international conflict have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks of doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s assets and operations in a developing country by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency. In addition, commercial laws in these areas may not be well-developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.

Unsuccessful efforts by the Company to establish and protect its intellectual property could adversely affect the value of its brands.

The Company invests significant resources to develop and protect its intellectual property, and believes that its trademarks and other intellectual property rights are important to its future success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the United States and internationally for all of its lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws. The Company’s business could be significantly harmed if it is not able to protect its intellectual property, or if a court found that the Company was infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. In addition, if the Company does not prevail on any intellectual property claims, the Company may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.

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

The Company periodically discovers products that are counterfeit reproductions of its products or that otherwise infringe on its intellectual property rights. The Company has not always been able to stop production and sales of counterfeit products and infringement of the Company’s intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the United States may not be adequate to prevent imitation of its products by others. If the Company is unsuccessful in challenging a party’s products on the basis of infringement of the Company’s intellectual property rights, continued sales of these products could adversely affect the Company’s sales, devalue its brands and result in the shift of consumer preference away from the Company’s products.

The Company’s inability to attract and retain executive managers and other key employees, or the loss of one or more executive managers or other key employees, could adversely affect the Company’s business.

The Company depends on its executive management and other key employees. In the footwear, apparel and consumer-direct industries, competition for qualified employees is intense, and the Company’s failure to identify, attract or retain executive managers or other key employees could adversely affect its business. The Company must offer and maintain competitive compensation packages to effectively recruit and retain such individuals. Further, the loss of one or more executive managers or other key employees, or the Company’s failure to successfully implement succession planning, could adversely affect the Company, its results of operations or financial position.

Inflationary and other pressures may lead to higher employment and pension costs for the Company.

General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under the Company’s retirement plans, including a U.S.-based defined benefit plan. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate used to determine the present value of pension obligations, a change in method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

Disruption of the Company’s technology systems could adversely affect the Company’s business.

The Company’s technology systems are critical to the operations of its business. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of the Company’s operations.

The Company faces risks associated with its growth strategy and acquiring or disposing of businesses.

The Company may make strategic acquisitions in the future, and the Company cannot provide assurance that it will be able to successfully integrate the operations of these newly-acquired businesses into the Company’s operations. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also result in incurrence of debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The failure to integrate newly-acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position.

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

Expanding the Company’s brands into new markets may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands or business.

As part of its growth strategy, the Company seeks to enhance the positioning of its brands, to extend its brands into complementary product categories, to expand geographically, to expand its owned consumer-direct operations and to improve operational performance. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company’s results of operations and financial position.

Changes in government regulation may increase the costs of compliance.

The Company’s business is affected by changes in government and regulatory policies in the United States and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas could have a negative impact on the Company’s ability to produce and market footwear at competitive prices.

The disruption, expense, and potential liability associated with existing and future litigation against the Company could adversely affect the Company’s reputation, financial position or results of operations.

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

There are risks, including stock market volatility, inherent in owning the Company’s common stock.

The market price and volume of the Company’s common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on the Company’s financial condition and results of operations, a change in sentiment in the market regarding the Company’s business prospects or from other factors, many of which may be outside the Company’s control. Changes in the amounts and frequency of share repurchases or dividends could adversely affect the value of the Company’s common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan. The Company’s manufacturing operations are conducted primarily at a combination of leased and owned facilities in Michigan and the Dominican Republic. The Company operates its U.S. distribution operations primarily through an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet, a leased distribution center in Cedar Springs, Michigan, of approximately 356,000 square feet and a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet.

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

Name	Age	Positions held with the Company

Kenneth A. Grady	54	General Counsel and Secretary
Donald T. Grimes	48	Senior Vice President, Chief Financial Officer and Treasurer
Robin J. Kleinjans-McKee	35	Corporate Controller
Blake W. Krueger	57	Chairman, Chief Executive Officer and President
Pamela L. Linton	61	Senior Vice President, Global Human Resources
Michael F. McBreen	45	President, Global Operations Group
Michael D. Stornant	44	Vice President, Corporate Planning and Analysis
James D. Zwiers	43	Senior Vice President and President, Outdoor Group

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

Donald T. Grimes has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since May 2008. From 2007 to 2008, he was the Executive Vice President and Chief Financial Officer for Keystone Automotive Operations, Inc., a distributor of automotive accessories and equipment. Prior to Keystone, Mr. Grimes held a series of senior corporate and divisional finance roles at Brown-Forman Corporation, a manufacturer and marketer of premium wines and spirits. During his employment at Brown-Forman, Mr. Grimes was Vice President, Director of Beverage Finance from 2006 to 2007; Vice President, Director of Corporate Planning and Analysis from 2003 to 2006; and Senior Vice President, Chief Financial Officer of Brown-Forman Spirits America from 1999 to 2003.

Robin J. Kleinjans-McKee has served the Company as Corporate Controller since February 2009. From 2006 to 2009, she was the Company’s Director of Financial Reporting. From 2004 to 2006, Ms. Kleinjans-McKee served as Assurance Senior Manager at BDO Seidman, LLP, a professional services firm. From 1997 to 2004, Ms. Kleinjans-McKee served in various audit positions at BDO Seidman, LLP.

Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007. From October 2005 to April 2007, he served as Chief Operating Officer and President. From August 2004 to October 2005, he served as Executive Vice President and Secretary of the Company and President of the Heritage Brands Group. From November 2003 to August 2004, he served the Company as Executive Vice President, Secretary, and President of Caterpillar Footwear. From April 1996 to November 2003, he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996, he served as General Counsel and Secretary. From 1985 to 1996, he was a partner with the law firm of Warner Norcross & Judd LLP.

Pamela L. Linton has served the Company as Senior Vice President, Global Human Resources since December 2007. From 2005 to 2007, she was an independent consultant. From 2001 to 2005, she was Senior Vice President, Global Human Resources of American Greetings Corporation, a greeting card and gift wrap company.

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

Michael D. Stornant has served the Company as Vice President, Corporate Planning and Analysis since February 2009. He served the Company as Corporate Controller from May 2008 until February 2009. From 2007 to 2008, he served as Senior Vice President of Owned Operations for the Global Operations Group. From 2006 to 2007, he was Wolverine’s Vice President of Finance for the Global Operations Group. From 2003 to 2006, he served the Company as the Director of Internal Audit. From 1996 to 2003, he held various finance-related positions at the Company.

James D. Zwiers has served the Company as Senior Vice President and President, Outdoor Group since March 2009. From January 2008 until March 2009, he served as Senior Vice President of the Company. From October 2006 to December 2007, he served as President of the Company’s Hush Puppies U.S. Division. From October 2005 to October 2006, he served as the Company’s General Counsel and Secretary. From December 2003 to October 2005, he served as General Counsel and Assistant Secretary. From January 1998 to December 2003, he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998, he was an attorney with the law firm of Warner Norcross & Judd LLP.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2010 and 2009. The number of stockholders of record on February 25, 2011, was 1,612.

	2010		2009

Stock Price	High	Low	High	Low

First quarter	$29.76	$23.51	$21.87	$13.15
Second quarter	$32.38	$26.33	$23.90	$15.26
Third quarter	$29.99	$24.25	$27.25	$21.06
Fourth quarter	$33.00	$26.89	$28.31	$23.94

Cash Dividends Declared Per Share	2010	2009

First quarter	$0.11	$0.11
Second quarter	$0.11	$0.11
Third quarter	$0.11	$0.11
Fourth quarter	$0.11	$0.11

A quarterly dividend of $0.12 per share was declared during the first quarter of fiscal 2011. The Company currently expects that comparable cash dividends will be paid in future quarters in 2011.

The Company’s credit agreement imposes certain restrictions on the Company’s ability to pay cash dividends. As long as no default under the credit agreement exists or would be caused by the payment of the dividend, the Company may pay cash dividends (i) in an aggregate amount not to exceed $80 million per fiscal year and (ii) in an aggregate amount greater than $80 million per fiscal year if the Company maintains a prescribed leverage ratio.

See Item 12 for information with respect to the Company’s equity compensation plans.

Stock Performance Graph

The following graph compares the five year cumulative total stockholder return on Wolverine common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100 at the beginning of the period indicated. Wolverine is part of the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2010:

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Dollar Amount
			as Part of	that
	Total		Publicly	May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs

Period 1 (September 12, 2010 to October 9, 2010)
Common Stock Repurchase Program(1)	–	$ –	–	$154,110,117
Employee Transactions(2)	178	28.95	–
Period 2 (October 10, 2010 to November 6, 2010)
Common Stock Repurchase Program(1)	–	$ –	–	$154,110,117
Employee Transactions(2)	308	29.55	–
Period 3 (November 7, 2010 to December 4, 2010)
Common Stock Repurchase Program(1)	–	$ –	–	$154,110,117
Employee Transactions(2)	3,274	31.89	–
Period 4 (December 5, 2010 to January 1, 2011)
Common Stock Repurchase Program(1)	–	$ –	–	$154,110,117
Employee Transactions(2)	21,176	31.40	–
Total for Fourth Quarter ended January 1, 2011
Common Stock Repurchase Program(1)	–	$ –	–	$154,110,117
Employee Transactions(2)	24,936	31.43	–

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during fourth quarter of fiscal 2010, other than repurchases pursuant to the “Employee Transactions” set forth above.

(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data

Five-Year Operating and Financial Summary (1)

	2010	2009	2008	2007	2006

(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,248,517	$1,101,056	$1,220,568	$1,198,972	$1,141,887
Net earnings	104,470	61,912	95,821	92,886	83,647
Per share of common stock:
Basic net earnings(2)(3)	$2.15	$1.26	$1.94	$1.75	$1.50
Diluted net earnings(2)(3)	2.11	1.24	1.90	1.70	1.46
Cash dividends declared	0.44	0.44	0.44	0.36	0.30
Financial Position at Year End
Total assets	$786,575	$712,076	$664,780	$638,378	$671,092
Long-term debt	1,034	1,615	5	10,731	21,471

Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

(2)	Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	Basic and diluted net earnings per share have been retroactively adjusted to reflect the adoption of FASB ASC Topic 260, Earnings Per Share on January 4, 2009, for participating securities which represent unvested restricted common stock which contain nonforfeitable rights to dividends or dividend equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s portfolio consists of 12 brands that were marketed in approximately 190 countries and territories as of January 1, 2011. This diverse portfolio and broad geographic reach position the Company for robust organic growth. The Company controls distribution of its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets, the Company relies on a network of third-party distributors and licensees to market its brands. The Company also owned and operated 88 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 38 consumer-direct internet sites at the end of fiscal 2010.

2010 FINANCIAL OVERVIEW

•	The Company ended 2010 with $150.4 million of cash and cash equivalents and interest-bearing debt of only $1.0 million.

•	Revenue for 2010 was $1.249 billion, 13.4% above 2009 revenue of $1.101 billion, reflecting strong organic growth from all of the Company’s operating divisions.

•	Accounts receivable increased 20.0% in 2010 compared to 2009, driven primarily by the 23.2% increase in fourth quarter revenue. Days sales outstanding decreased from 63.3 days in 2009 to 60.5 days in 2010.

•	Inventory increased $50.6 million, or 32.0%, in 2010 compared to 2009, reflecting both the excellent outlook for the first half of 2011 and strategic purchases ahead of announced price increases from third-party suppliers.

•	Diluted earnings per share for 2010 were $2.11 per share compared to $1.24 per share for 2009, including the impact of $0.06 and $0.53 per share of restructuring and other transition costs in 2010 and 2009, respectively.

•	The full year effective tax rate decreased to 27.1% from 27.8% in 2009, reflecting the net benefit from adjustments and the settlement of a foreign tax audit.

•	The Company declared cash dividends of $0.44 per share in 2010, equal to the total dividends declared in 2009.

•	The Company repurchased approximately 1,795,000 shares of common stock in 2010 for approximately $51.2 million and repurchased approximately 406,000 shares in 2009 for approximately $5.6 million, both of which lowered the average shares outstanding.

2010 DEVELOPMENTS

Strategic Restructuring Plan
On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced that two initiatives in its restructuring plan had been expanded to enable the consolidation of two domestic manufacturing facilities into one and to finalize realignment of certain product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010.

OUTLOOK FOR 2011

Fiscal year 2011 revenue is expected to increase based on continued positive momentum across all brands. Based on the favorable outlook for the business, the Company anticipates revenue growth in the high single digits to low teens.

The Company expects the fiscal 2011 gross margin to be similar to the fiscal 2010 gross margin of 39.5%, as higher product costs are expected to be offset by strategic price increases and anticipated favorable product mix. The Company anticipates modest operating expense leverage, a full year effective tax rate of 29.0% and fully diluted earnings per share growth in the high single digits to mid teens.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS – FISCAL 2010 COMPARED TO FISCAL 2009

FINANCIAL SUMMARY – 2010 VERSUS 2009

	2010		2009		Change
(Millions of Dollars, Except Per Share Data)
		% of		% of
	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$1,117.6	89.5%	$991.2	90.0%	$126.4	12.8%
Other business units	130.9	10.5%	109.9	10.0%	21.0	19.1%

Total Revenue	$1,248.5	100.0%	$1,101.1	100.0%	$147.4	13.4%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$440.1	39.4%	$390.8	39.4%	$49.3	12.6%
Other business units	52.5	40.1%	40.9	37.2%	11.6	28.4%

Total Gross Profit	$492.6	39.5%	$431.7	39.2%	$60.9	14.1%

Selling, general and administrative expenses	$347.5	27.8%	$316.4	28.7%	$31.1	9.8%
Restructuring and other transition costs	2.8	0.2%	29.7	2.7%	(26.9)	(90.6%)

Total Operating Expenses	$350.3	28.1%	$346.1	31.4%	$4.2	1.2%

Interest expense – net	$0.4	0.0%	$0.1	0.0%	$0.3	300.0%
Other (income) – net	(1.3)	0.1%	(0.2)	0.0%	1.1	550.0%
Earnings before income taxes	143.2	11.5%	85.7	7.8%	57.5	67.1%

Net Earnings	$104.5	8.4%	$61.9	5.6%	$42.6	68.8%

Diluted earnings per share	$2.11	-	$1.24	-	$0.87	70.2%

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In fiscal 2010 and fiscal 2009, this reportable segment was organized into four primary wholesale operating segments:

•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear, and Merrell® brand apparel;
•	Wolverine Footwear Group, consisting of Bates®, HyTest®, and Wolverine® boots and shoes and Wolverine® brand apparel;
•	Heritage Brands Group, consisting of Cat® footwear, Harley-Davidson® footwear and Sebago® footwear and apparel; and
•	Hush Puppies Group, consisting of Hush Puppies®, Soft Style® and Cushe®.

The Company’s other operating segments, which do not collectively comprise a separate reportable segment, consisted of: Wolverine Retail, the Company’s consumer-direct business; Wolverine Leathers, which markets pigskin leather; and Wolverine Procurement, which includes pigskin procurement operations.

The following is supplemental information on total revenue:

TOTAL REVENUE

	2010		2009		Change
		% of		% of
	$	Total	$	Total	$	%
(Millions of Dollars)
Outdoor Group	$467.6	37.5%	$416.2	37.8%	$51.4	12.3%
Wolverine Footwear Group	274.9	22.0%	233.2	21.2%	41.7	17.9%
Heritage Brands Group	222.3	17.8%	198.3	18.0%	24.0	12.1%
Hush Puppies Group	140.3	11.2%	131.6	12.0%	8.7	6.6%
Other	12.5	1.0%	11.9	1.1%	0.6	5.0%

Total branded footwear, apparel and licensing revenue	$1,117.6	89.5%	$991.2	90.0%	$126.4	12.8%
Other business units	130.9	10.5%	109.9	10.0%	21.0	19.1%

Total Revenue	$1,248.5	100.0%	$1,101.1	100.0%	$147.4	13.4%

REVENUE
Revenue for 2010 increased $147.4 million from 2009, to $1.249 billion. Strong organic growth in unit volume and higher average selling price for the branded footwear, apparel and licensing operations resulted in $122.1 million of the increase with every significant region delivering double digit revenue growth in 2010 compared to 2009. Changes in foreign exchange rates increased reported revenue by $4.3 million. Revenue from the other business units increased $21.0 million, led by strong organic growth in the consumer-direct business and strong demand for proprietary leather from customers of the Wolverine Leathers business. International revenue represented 38.4% of total revenue in 2010 compared to 37.3% in 2009.

The Outdoor Group generated revenue of $467.6 million in 2010, a $51.4 million increase from 2009. The Merrell® brand’s revenue increased at a rate in the low teens compared to 2009, primarily as a result of increased market penetration in every geography, category and channel and successful at-once programs. Patagonia® Footwear’s revenue increased at a rate in the mid thirties in 2010 compared to 2009, due to continued strong demand from key outdoor retailers. The Chaco® brand grew at a rate in the high teens compared to 2009, due primarily to the brand’s expanded distribution in the U.S. and the introduction of closed-toe product designed to evolve the brand into a four-season offering.

The Wolverine Footwear Group recorded revenue of $274.9 million in 2010, a $41.7 million increase from 2009. Revenue for the Wolverine® brand increased at a rate in the low twenties due primarily to continued growth in the brand’s core work business as well as significant growth in the rugged casual business. The Bates® footwear business grew revenue at a high single digit rate as it began shipping military boots under a major contract awarded in the third quarter of 2010. HyTest®’s revenue increased at a rate in the low thirties due to a rebound in the safety footwear market.

The Heritage Brands Group generated revenue of $222.3 million during 2010, a $24.0 million increase over 2009. Cat® Footwear’s revenue increased at a rate in the mid teens compared to 2009, reflecting stronger sales in both the U.S. and European markets and an increase in sales to premium retailers. Harley-Davidson® Footwear revenue increased at a mid single digit rate compared to 2009 due primarily to organic growth in the European market. The Sebago® brand experienced an increase in revenue at a rate in the mid teens for 2010 as a result of solid organic growth in the European and third-party distributor markets, driven by investments designed to increase brand awareness.

The Hush Puppies Group recorded revenue of $140.3 million in 2010, an $8.7 million increase from 2009. Hush Puppies® revenue increased at a low single digit rate as growth in the United States and the third-party licensing business was partially offset by declines in the Canadian and European markets. The Soft Style® brand grew its revenue at a mid single digit rate as a result of growth in the department store channel, independent retailers and e-commerce. The Cushe® brand more than doubled compared to 2009, driven by the excellent placement the brand has secured in specialty, outdoor and surf retail venues along with the addition of more international distributors and independent retailers.

Within the Company’s other business units, Wolverine Retail reported a sales increase in the mid teens compared to 2009 as a result of growth from the Company’s e-commerce channel and mid single-digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 88 retail stores worldwide at the end of both 2010 and 2009, with 7 new store openings in 2010 offset by the Company’s decision to close 7 underperforming locations in order to improve financial results. The Wolverine Leathers business reported a revenue increase at a rate in the low thirties, primarily due to strong demand for Wolverine’s proprietary pigskin leather from third-party customers.

GROSS MARGIN
Gross margin in 2010 of 39.5% was 30 basis points higher than the prior year. The increase primarily resulted from restructuring and other transition costs included in the cost of sales of $1.4 million compared to $5.9 million in the prior year, positive shift in product mix and selected selling price increases, which were partially offset by the year-end LIFO adjustment and higher year-over-year product and freight costs.

OPERATING EXPENSES
Operating expenses of $350.3 million in 2010 increased $4.2 million from $346.1 million in 2009. The increase was related primarily to increases in advertising and marketing expenses designed to increase brand awareness; increases in operating expenses that vary with revenue, such as selling commissions and distribution costs; and higher compensation costs. These increases were partially offset by continued discipline in lowering general and administrative expenses and a $26.9 million dollar reduction in restructuring and other transition costs.

INTEREST, OTHER AND TAXES
The increase in net interest expense reflected increased facility fees under the new credit agreement and increased amortization of closing costs offset by a reduction in revolver borrowings in 2010.

The increase in other income is primarily related to the sale of Wolverine Procurement assets in the fourth quarter of 2010, which resulted in a $1.1 million gain and the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s full year effective tax rate in fiscal year 2010 was 27.1%, compared to 27.8% in fiscal year 2009. The lower effective tax rate reflects benefits from the favorable settlement of a foreign tax audit and a higher percentage of the Company’s earnings being attributable to foreign jurisdictions where tax rates are lower than in the U.S. or nontaxable based on specific tax rulings and legislation.

NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $104.5 million in 2010 compared to $61.9 million in 2009, an increase of $42.6 million.

Diluted net earnings per share increased 70.2% in 2010 to $2.11 from $1.24 in 2009. The increase was primarily attributable to increased revenues, improved gross margin and lower restructuring and other transition costs. The Company repurchased approximately 1,795,000 shares of common stock in 2010 for approximately $51.2 million and repurchased approximately 406,000 shares in 2009 for approximately $5.6 million, both of which lowered the average shares outstanding.

Inflation did not have a significant impact on revenue or net earnings.

RESULTS OF OPERATIONS – FISCAL 2009 COMPARED TO FISCAL 2008

FINANCIAL SUMMARY – 2009 VERSUS 2008

	2009		2008		Change
(Millions of Dollars, Except Per Share Data)
		% of		% of
	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$991.2	90.0%	$1,106.1	90.6%	$(114.9)	(10.4%	)
Other business units	109.9	10.0%	114.5	9.4%	(4.6)	(4.0%	)

Total Revenue	$1,101.1	100.0%	$1,220.6	100.0%	$(119.5)	(9.8%	)

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$390.8	39.4%	$444.7	40.2%	$(53.9)	(12.1%	)
Other business units	40.9	37.2%	41.3	36.1%	(0.4)	(0.9%	)

Total Gross Profit	$431.7	39.2%	$486.0	39.8%	$(54.3)	(11.2%	)

Selling, general and administrative expenses	$316.4	28.7%	$345.2	28.3%	$(28.8)	(8.3%	)
Restructuring and other transition costs	29.7	2.7%	-	0.0%	29.7	100.0%

Total Operating Expenses	$346.1	31.4%	$345.2	28.3%	$0.9	0.3%

Interest expense – net	$0.1	0.0%	$1.1	0.1%	$(1.0)	(89.8%	)
Other (income) – net	(0.2)	0.0%	(0.9)	0.1%	0.7	78.3%
Earnings before income taxes	85.7	7.8%	140.6	11.5%	(54.9)	(39.0%	)

Net Earnings	$61.9	5.6%	$95.8	7.9%	$(33.9)	(35.4%	)

Diluted earnings per share	$1.24	-	$1.90	-	$(0.66)	(34.7%	)

The following is supplemental information on total revenue:

TOTAL REVENUE

	2009		2008		Change
		% of		% of
	$	Total	$	Total	$	%
(Millions of Dollars)
Outdoor Group	$416.2	37.8%	$428.4	35.1%	$(12.2)	(2.8%	)
Wolverine Footwear Group	233.2	21.2%	261.9	21.5%	(28.7)	(10.9%	)
Heritage Brands Group	198.3	18.0%	242.3	19.8%	(44.0)	(18.2%	)
Hush Puppies Group	131.6	12.0%	160.9	13.2%	(29.3)	(18.2%	)
Other	11.9	1.1%	12.6	1.0%	(0.7)	(6.1%	)

Total branded footwear, apparel and licensing revenue	$991.2	90.0%	$1,106.1	90.6%	$(114.9)	(10.4%	)
Other business units	109.9	10.0%	114.5	9.4%	(4.6)	(4.0%	)

Total Revenue	$1,101.1	100.0%	$1,220.6	100.0%	$(119.5)	(9.8%	)

REVENUE
Revenue for 2009 decreased $119.5 million from 2008, to $1,101.1 million. Declines in unit volume for the branded footwear, apparel and licensing operations were primarily due to tough market conditions brought about by the global recession. These declines were only partially offset by price increases for selected brands, causing revenue to decrease $76.7 million. Changes in foreign exchange rates decreased revenue by $38.2 million. Revenue from the other business units decreased $4.6 million. International revenue represented 37.3% of total reported revenue in 2009 compared to 40.2% in 2008, with the decline resulting primarily from the stronger U.S. dollar.

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

The Wolverine Footwear Group recorded revenue of $233.2 million in 2009, a $28.7 million decrease from 2008. Revenue for the Wolverine® brand declined at a high single-digit rate due primarily to negative economic conditions in the U.S. work sector. The Bates® uniform footwear business realized a decrease in revenue at a rate in the low teens, due primarily to planned reduction in purchases by the U.S. Department of Defense. HyTest®’s revenue declined at a rate in the low thirties due to factory closures and high unemployment rates among the brand’s target consumers.

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

The Hush Puppies Group recorded revenue of $131.6 million in 2009, a $29.3 million decrease from 2008. Hush Puppies® revenue decreased at a rate in the high teens due primarily to continued retail consolidation in Europe caused by weaker consumer spending and the strengthening of the U.S. dollar compared to 2008. The Soft Style® brand experienced a decline in revenue at a rate in the mid thirties as a result of a weak retail environment and production delays at third-party factories. Revenue generated by the Cushe® brand, acquired in early fiscal 2009, partially offset these revenue declines.

Within the Company’s other business units, Wolverine Retail reported a high single-digit sales increase versus 2008 as a result of growth from the Company’s e-commerce channel and low single-digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 88 retail stores worldwide at the end of 2009 compared to 90 at the end of 2008, as 9 new store openings were more than offset by the Company’s decision to close 11 underperforming locations in order to improve financial results. The Wolverine Leathers business reported a revenue decline at a rate in the mid twenties for 2009, primarily due to a decline in demand for its proprietary products and a significant decline in the market price for finished leather.

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

OPERATING EXPENSES
Operating expenses of $346.1 million in 2009 increased $0.9 million from $345.2 million in 2008. The increase was related to restructuring and other transition costs of $29.7 million, operating expenses associated with recently acquired brands of $6.9 million and increased pension expense of $8.8 million. These increases were offset by the favorable impact of foreign exchange of $8.6 million, lower general and administrative costs as a result of the Company’s restructuring and cost-savings initiatives and decreases in certain operating expenses that vary with revenue, such as selling commissions and distribution costs.

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

The Company’s full year effective tax rate for fiscal year 2009 was 27.8%, compared to 31.8% for fiscal year 2008. The lower effective tax rate reflects benefits from the Company’s strategic restructuring plan, the cumulative full year benefits from various tax planning strategies related primarily to the Company’s international operations and a higher percentage of the Company’s earnings being attributable to foreign jurisdictions where tax rates are lower than in the U.S. or nontaxable based on specific tax rulings and legislation.

NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $61.9 million in 2009 compared to $95.8 million in 2008, a decrease of $33.9 million.

Diluted net earnings per share decreased 34.7% in 2009 to $1.24 from $1.90 in 2008. The decrease was primarily attributable to the global recession, restructuring and other transition costs, increased pension expense and the negative effect of foreign exchange rates.

Inflation did not have a significant impact on revenue or net earnings.

LIQUIDITY AND CAPITAL RESOURCES

	January 1,	January 2,	Change
	2011	2010	$	%
(Millions of Dollars)
Cash and cash equivalents	$150.4	$160.4	$(10.0)	(6.2%)
Accounts receivable	196.5	163.8	32.7	20.0%
Inventories	208.7	158.1	50.6	32.0%
Accounts payable	64.1	42.3	21.8	51.5%
Current accrued liabilities	77.1	86.3	(9.2)	(10.7%)

Interest-bearing debt	1.0	1.6	(0.6)	(37.5%)

Cash provided by operating activities	67.9	168.6	(100.7)	(59.7%)
Additions to property, plant and equipment	16.4	11.7	4.7	40.2%
Depreciation and amortization	16.2	17.6	(1.4)	(8.0%)

Cash and cash equivalents was $150.4 million as of January 1, 2011 a decrease of $10.0 million versus the balance at January 2, 2010, due primarily to incremental investments in working capital and other operating assets to support future growth, partially offset by improved revenue and profit. Accounts receivable increased 20.0% compared to the end of fiscal year 2009 on a 23.2% increase in fourth quarter revenue. No single customer accounted for more than 10% of the outstanding accounts receivable balance at January 1, 2011. As expected, inventory levels at year end increased substantially from 2009, up 32.0%. The increase is primarily due to the strong outlook for the first half of 2011 and strategic purchases ahead of announced cost increases on core product.

The increase in accounts payable as of January 1, 2011 compared to January 2, 2010 was primarily attributable to the increase in inventory levels and the timing of cash payments to vendors. The decrease in current accrued liabilities was due primarily to decreased restructuring accruals and changes in timing of payments, which resulted in a decrease in taxes payable and liabilities related to foreign exchange contracts. These decreases were partially offset by increases in incentive compensation and advertising accruals.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding at January 1, 2011 under the current revolving credit facility or at January 2, 2010 under the Company’s previous revolving credit facility. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at January 1, 2011 under the current revolving credit facility and at January 2, 2010 under the Company’s previous revolving credit facility. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

Net cash provided by operating activities in fiscal 2010 was $67.9 million versus $168.6 million in fiscal 2009, a decrease of $100.7 million. Stronger earnings performance and lower cash payments for restructuring were more than offset by additional investments in working capital and the timing of tax and operating expense payments.

The majority of capital expenditures for the year were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007. The program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010, which exhausted the number of shares authorized for repurchase under the program. The Company’s Board of Directors approved a new common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 683,808 shares at an average price of $28.18 in the first quarter of 2010, 752,643 shares at an average price of $29.99 per share during the second quarter of 2010, 158,700 shares at an average price of $25.51 per share during the third quarter and repurchased no shares during the fourth quarter of 2010 under this new program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the new program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.

	2010		2009		Cumulative

(Thousands of Dollars, Except Share Data)

		Market price		Market price		Market price
Authorization	Shares	of shares	Shares	of shares	Shares	of shares
effective date	repurchased	repurchased	repurchased	repurchased	repurchased	repurchased

April 19, 2007	199,996	$5,304	406,200	$5,593	7,000,000	$180,802
February 11, 2010	1,595,151	$45,890	-	$-	1,595,151	$45,890

The Company declared total dividends of $0.44 per share for fiscal years 2010 and 2009. On February 11, 2011, the Company declared a quarterly cash dividend of $0.12 per share of common stock, to be paid on May 2, 2011 to shareholders of record on April 1, 2011.

NEW ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying the existing fair value disclosures about the level of disaggregation. ASU No. 2010-06 was effective for financial statements issued for interim and annual periods beginning after December 15, 2009 (first quarter 2010 for the Company), except for the requirement to provide Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 (first quarter 2011 for the Company). The Company adopted the applicable disclosure requirements of this ASU in the first quarter of 2010, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU, which was effective immediately, removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The Company adopted this standard in the first quarter of 2010.

In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010 (the first quarter of fiscal 2011 for the Company). The adoption of this ASU is not expected to have a material impact on the Company’s goodwill impairment evaluation as the Company does not currently have reporting units with zero or negative carrying amounts.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (fiscal 2011 for the Company). The Company will provide the supplementary pro forma information when completing future business combinations.

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

The Company records provisions against gross revenue for estimated returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical returns experiences, historical discounts taken and analysis of credit memorandum activity. The actual amount of customer returns or allowances may differ from the Company’s estimates. The Company records either an increase or decrease to gross sales in the period in which it determines an adjustment to be appropriate.

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At January 1, 2011 and January 2, 2010, management believed that it had provided sufficient reserves to address future collection uncertainties.

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

The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company’s cost of sales and inventory is recorded in the period in which such determination was made. At January 1, 2011 and January 2, 2010, management believed that it had provided sufficient reserves for excess or obsolete inventories.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually or when indicators of impairment exist. The first step of the goodwill impairment test requires that the estimated fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by calculating the present value of the expected future cash flows of the reporting unit and by completing a market analysis. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on the discounted cash flow and market approach analyses, management performs the next step, which compares the fair value of the reporting unit calculated in step one to the fair value of the tangible and intangible assets of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its carrying value. Impairment tests for other non-amortizable intangibles require the determination of the fair value of the intangible asset. The carrying value is reduced by any excess over fair value. The Company reviewed the carrying amounts of goodwill and other non-amortizable intangible assets and determined that there was no impairment for the years ended January 1, 2011 and January 2, 2010.

INCOME TAXES
The Company operates in multiple tax jurisdictions, both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated outcome. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations. Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.

On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, that estimate is refined based upon actual events and the distribution of earnings in each tax jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the revised anticipated annual rate.

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

The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are rated AA- or higher by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The discount rate at year end 2010 was 5.94%. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company determined to be 8.5% in 2010. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized in the consolidated statements of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change during 2010 in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report on Form 10-K, the Company does not know of or expect there to be any material change in the near-term in the general nature of its primary market risk exposure.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 1, 2011 and January 2, 2010, the Company had outstanding forward currency exchange contracts to purchase $111.8 million and $69.6 million, respectively, of U.S. dollars with maturities ranging up to 364 days.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the year ended January 1, 2011, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $2.9 million. For the year ended January 2, 2010, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $15.3 million. These changes resulted in cumulative foreign currency translation adjustments at January 1, 2011 and January 2, 2010 of $11.5 million and $14.5 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of January 1, 2011 and January 2, 2010, the Company had no outstanding balances on its revolving credit.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of January 1, 2011.

CONTRACTUAL OBLIGATIONS

The Company has the following payments under contractual obligations due by period:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

(Thousands of Dollars)
Operating leases	$118,134	16,926	28,138	23,387	49,683
Short- and long-term debt obligations	1,034	517	517	-	-
Purchase obligations (1)	206,889	206,889	-	-	-
Restructuring related obligations	441	441	-	-	-
Deferred compensation	738	172	324	63	179
Pension (2)	31,800	31,800	-	-	-
SERP	27,048	1,961	3,955	5,982	15,150
Dividends declared	5,925	5,925	-	-	-
Minimum royalties	6,275	1,693	1,778	1,850	954
Minimum advertising	12,554	1,941	4,058	4,305	2,250

Total (3)	$410,838	$268,265	$38,770	$35,587	$68,216

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.
(2)	Pension obligations reflect only expected pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.
(3)	The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at January 1, 2011 is $9.7 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

At January 1, 2011, the Company had $150.0 million of additional borrowing capacity available under a revolving credit agreement with a termination date of June 7, 2014 and $1.4 million of additional borrowing capacity under three standby letters of credit.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of January 1, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that internal control over financial reporting was effective as of January 1, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended January 1, 2011 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, under the caption “Corporate Governance” under the subheading “Board of Directors and Committees.”

The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, and has adopted a Code of Conduct & Compliance that applies to the Company’s directors and employees. The Accounting and Finance Code of Ethics and the Code of Conduct & Compliance are available on the Company’s website at www.wolverineworldwide.com/investor-relations/corporate-governance. Any waiver from the Accounting and Finance Code of Ethics or the Code of Conduct & Compliance with respect to the Company’s executive officers and directors will be disclosed on the Company’s website. Any amendment to the Accounting and Finance Code of Ethics and the Code of Conduct & Compliance will be disclosed on the Company’s website.

The information regarding directors of the Company contained under the caption “Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference.

The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Non-Employee Director Compensation in Fiscal Year 2010,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2010 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2010,” “Pension Plans and 2010 Pension Benefits” and “Potential Payments upon Termination or Change in Control” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheadings “Risk Considerations in Compensation Programs” and “Board of Directors and Committees” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the caption “Securities Ownership of Officers and Directors and Certain Beneficial Owners” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of January 1, 2011:

Number of Securities
Remaining Available for
		Weighted Average	Future Issuance under
	Number of Securities to be	Exercise Price of	Equity Compensation
	Issued Upon Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category[1]	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,248,910[2,3]	$21.47	4,945,379[4]
Equity compensation plans not approved by security holders	-	N/A	-
Total	4,248,910	$21.47	4,945,379

[1]	Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
[2]	Includes: (i) 3,822,087 stock options awarded to employees under the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005 and the Stock Incentive Plan of 2010; and (ii) and 426,823 stock options awarded to non-employee directors under the Stock Incentive Plan of 2010, the Amended and Restated Stock Incentive Plan of 2005 and the Amended and Restated Directors’ Stock Option Plan last approved by stockholders in 2002. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.
[3]	Of this amount, 1,114,325 options were not exercisable as of January 1, 2011, due to vesting restrictions.
[4]	Comprised of: (i) 427,265 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 4,518,114 shares issuable under the Stock Incentive Plan of 2010.

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Participation in the plan in addition to the annual equity retainer is voluntary. The plan allows participating directors to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment of the next cash dividend on the Company’s common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 427,265 shares issuable under the Outside Directors’ Deferred Compensation Plan, 211,655 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares reported as issued and outstanding as of the record date.

The Stock Incentive Plan of 2010 is an equity-based incentive plans for officers, key employees, and directors. The Stock Incentive Plan of 2010 authorizes awards of stock options, restricted common stock, common stock, restricted stock units, and/or stock appreciation rights. The Stock Incentive Plan of 2010 provides that each share of restricted or unrestricted common stock and each restricted stock unit is counted as two shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes the grant of all stock options, which count as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Of the total number of shares available under column (C), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of January 1, 2011:

•	Outside Directors’ Deferred Compensation Plan: 427,265
•	Stock Incentive Plan of 2010: 2,259,057

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Related Party Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Independent Auditor” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 21, 2011, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a)(1).	Financial Statements Attached as Appendix A

The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010.
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended January 1, 2011, January 2, 2010 and January 3, 2009.
•	Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2011, January 2, 2010 and January 3, 2009.
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2011, January 2, 2010 and January 3, 2009.
•	Notes to the Consolidated Financial Statements as of January 1, 2011.
•	Reports of Independent Registered Public Accounting Firm.

Item 15(a)(2).	Financial Statement Schedules Attached as Appendix B

The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II—Valuation and Qualifying Accounts.

All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15(a)(3).	Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.
3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.
4.1	The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.
4.2	Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.
10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.
10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit
Number	Document

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.
10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.
10.14	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Krueger, McBreen and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.
10.15	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.
10.16	Employees’ Pension Plan (Restated as amended through November 29, 2010).*
10.17	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.18	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.19	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.18 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.20	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.21	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.22	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.23	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.22 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.24	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.25	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.
10.26	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.27	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.28	Form of Performance Share Award Agreement (2009 – 2011 performance period).* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit
Number	Document

10.29	Form of Performance Share Award Agreement (2010 – 2012 performance period).* Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Here incorporated by reference.
10.30	Form of Performance Share Award Agreement (2011 – 2013 performance period).*
10.31	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.
10.32	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.33	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.33.
10.34	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.35	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.
10.36	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of as of January 1, 2011 and January 2, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

WOLVERINE WORLD WIDE, INC.

Dated: March 2, 2011	By: /s/ Blake W. Krueger Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2011

/s/ Donald T. Grimes Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2011

* /s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	March 2, 2011

* /s/ William K. Gerber William K. Gerber	Director	March 2, 2011

* /s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	March 2, 2011

* /s/ Joseph R. Gromek Joseph R. Gromek	Director	March 2, 2011

* /s/ David T. Kollat David T. Kollat	Director	March 2, 2011

/s/ Blake W. Krueger Blake W. Krueger	Director	March 2, 2011

* /s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 2, 2011

* /s/ David P. Mehney David P. Mehney	Director	March 2, 2011

* /s/ Timothy J. O’Donovan Timothy J. O’Donovan	Director	March 2, 2011

* /s/ Shirley D. Peterson Shirley D. Peterson	Director	March 2, 2011

* /s/ Michael A. Volkema Michael A. Volkema	Director	March 2, 2011

*By /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chairman, Chief Executive Officer and President	March 2, 2011

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2010	2009
(Thousands of Dollars, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$150,400	$160,439
Accounts receivable, less allowances (2010 – $(11,413); 2009 – $(13,946))	196,457	163,755
Inventories
Finished products	188,647	140,124
Raw materials and work-in-process	20,008	17,941

	208,655	158,065
Deferred income taxes	13,225	12,475
Prepaid expenses and other current assets	11,397	12,947

Total current assets	580,134	507,681

Property, plant and equipment:
Land	826	881
Buildings and improvements	71,724	80,511
Machinery and equipment	129,707	147,197
Software	79,307	74,559

	281,564	303,148
Accumulated depreciation	(207,167)	(229,196)

	74,397	73,952
Other assets:
Goodwill	39,014	39,972
Other non-amortizable intangibles	16,464	16,226
Cash surrender value of life insurance	36,042	35,405
Deferred income taxes	37,602	35,094
Other	2,922	3,746

	132,044	130,443

Total assets	$786,575	$712,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,080	$42,262
Accrued salaries and wages	26,848	20,751
Income taxes	2,746	14,634
Taxes, other than income taxes	6,586	4,521
Restructuring reserve	1,314	5,926
Other accrued liabilities	37,046	37,922
Accrued pension liabilities	2,018	2,044
Current maturities of long-term debt	517	538

Total current liabilities	141,155	128,598

Long-term debt, less current maturities	517	1,077
Deferred compensation	4,410	5,870
Accrued pension liabilities	83,685	84,134
Other liabilities	12,911	10,364

Stockholders’ equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares issued, including treasury shares: 2010 – 63,976,387; 2009 – 62,763,924	63,976	62,764
Additional paid-in capital	108,286	81,021
Retained earnings	789,684	706,439
Accumulated other comprehensive income (loss)	(41,123)	(42,806)
Cost of shares in treasury: 2010 – 14,976,835 shares; 2009 – 13,170,471 shares	(376,926)	(325,385)

Total stockholders’ equity	543,897	482,033

Total liabilities and stockholders’ equity	$786,575	$712,076

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Fiscal Year
	2010	2009	2008
(Thousands of Dollars, Except Share and Per Share Data)
COMMON STOCK OUTSTANDING
Balance at beginning of the year	$62,764	$61,656	$61,085
Common stock issued under stock incentive plans (2010 – 1,212,463 shares; 2009 — 1,108,112 shares; 2008 – 570,691 shares)	1,212	1,108	571

Balance at end of the year	63,976	62,764	61,656

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	81,021	64,696	47,786
Stock-based compensation expense	11,543	8,649	8,164
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	6,289	2,050	5,859
Income tax benefits	4,094	1,427	2,842
Issuance of performance-based shares (2010 – 215,027 shares; 2009 286,006 shares)	5,197	4,507	–
Issuance of treasury shares (2010 – 25,829 shares; 2009 – 32,455 shares; 2008 – 22,842 shares)	142	(111)	54
Net change in employee notes receivable	–	(197)	(9)

Balance at end of the year	108,286	81,021	64,696

RETAINED EARNINGS
Balance at beginning of the year	706,439	666,027	591,706
Net earnings	104,470	61,912	95,821
Cash dividends declared (2010 – $0.44 per share; 2009 – $0.44 per share; 2008 – $0.44 per share)	(21,225)	(21,500)	(21,500)

Balance at end of the year	789,684	706,439	666,027

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	(42,806)	(42,834)	22,268
Foreign currency translation adjustments	(2,929)	15,349	(36,305)
Change in fair value of foreign exchange contracts, net of taxes (2010 – $(750); 2009 – $3,482; 2008 – $(3,447))	1,731	(7,469)	5,978
Pension adjustments, net of taxes (2010 – $(1,551); 2009 – $4,228; 2008 – $18,963)	2,881	(7,852)	(34,775)

Balance at end of the year	(41,123)	(42,806)	(42,834)

COST OF SHARES IN TREASURY
Balance at beginning of the year	(325,385)	(319,623)	(244,066)
Common stock acquired for treasury (2010 – 1,832,193 shares; 2009 – 454,205 shares; 2008 – 2,921,264 shares)	(52,190)	(6,566)	(76,129)
Issuance of treasury shares (2010 – 25,829 shares; 2009 – 32,455 shares; 2008 – 22,842 shares)	649	804	572

Balance at end of the year	(376,926)	(325,385)	(319,623)

Total stockholders’ equity at end of the year	$543,897	$482,033	$429,922

COMPREHENSIVE INCOME
Net earnings	$104,470	$61,912	$95,821
Foreign currency translation adjustments	(2,929)	15,349	(36,305)
Change in fair value of foreign exchange contracts, net of taxes	1,731	(7,469)	5,978)
Pension adjustments, net of taxes	2,881	(7,852)	(34,775)

Total comprehensive income	$106,153	$61,940	$30,719

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2010	2009	2008
(Thousands of Dollars, Except Per Share Data)
Revenue	$1,248,517	$1,101,056	$1,220,568
Cost of goods sold	754,537	663,461	734,547
Restructuring and other transition costs	1,406	5,873	-

Gross profit	492,574	431,722	486,021

Selling, general and administrative expenses	347,499	316,378	345,183
Restructuring and other transition costs	2,828	29,723	-

Operating profit	142,247	85,621	140,838

Other expenses (income):
Interest expense	571	494	2,850
Interest income	(184)	(383)	(1,757)
Other income - net	(1,366)	(182)	(839)

	(979)	(71)	254

Earnings before income taxes	143,226	85,692	140,584

Income taxes	38,756	23,780	44,763

Net earnings	$104,470	$61,912	$95,821

Net earnings per share (see Note 1):
Basic	$2.15	$1.26	$1.94
Diluted	$2.11	$1.24	$1.90

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2010	2009	2008
(Thousands of Dollars)
OPERATING ACTIVITIES
Net earnings	$104,470	$61,912	$95,821
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,509	15,932	18,460
Amortization	1,692	1,689	2,236
Deferred income taxes	(2,747)	(7,845)	(43)
Stock-based compensation expense	11,543	8,649	8,164
Excess tax benefits from stock-based compensation	(1,362)	(462)	(1,610)
Pension expense	16,286	15,891	6,325
Restructuring and other transition costs	4,234	35,596	-
Cash payments related to restructuring and other
transition costs	(7,516)	(20,653)	-
Other	4,060	(7,921)	13,966
Changes in operating assets and liabilities:
Accounts receivable	(32,466)	9,817	3,419
Inventories	(51,173)	44,500	(39,201)
Other operating assets	689	3,103	(386)
Accounts payable	21,672	(7,326)	(5,064)
Income taxes	(11,888)	12,817	(2,094)
Other operating liabilities	(4,137)	2,910	(6,523)

Net cash provided by operating activities	67,866	168,609	93,470

INVESTING ACTIVITIES
Business acquisitions	-	(7,954)	-
Additions to property, plant and equipment	(16,370)	(11,670)	(24,126)
Proceeds from sales of property, plant and equipment	1,756	-	849
Other	(2,424)	(2,679)	(4,982)

Net cash used in investing activities	(17,038)	(22,303)	(28,259)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolver	-	(59,500)	59,500
Payments of long-term debt	(538)	-	(10,714)
Payments of capital lease obligations	-	(5)	(12)
Cash dividends paid	(21,414)	(21,502)	(20,758)
Purchase of common stock for treasury	(52,190)	(6,566)	(76,129)
Proceeds from shares issued under stock incentive plans	13,631	7,867	7,047
Excess tax benefits from stock-based compensation	1,362	462	1,610

Net cash used in financing activities	(59,149)	(79,244)	(39,456)
Effect of foreign exchange rate changes	(1,718)	3,875	(12,340)

Increase (decrease) in cash and cash equivalents	(10,039)	70,937	13,415

Cash and cash equivalents at beginning of the year	160,439	89,502	76,087

Cash and cash equivalents at end of the year	$150,400	$160,439	$89,502

OTHER CASH FLOW INFORMATION
Interest paid	$192	$486	$2,365
Net income taxes paid	$30,604	$7,297	$35,995

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in thousands of dollars except share and per share data and elsewhere as noted.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear and apparel, industrial work shoes, boots and apparel, and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market its own brands as well as branded footwear and apparel from other manufacturers; a leathers division that markets Wolverine Performance Leatherstm; and a pigskin procurement operation.

Principles of Consolidation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week period ended January 1, 2011, the 52-week period ended January 2, 2010 and the 53-week period ended January 3, 2009.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated through licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.

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

Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

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

Inventories
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.

Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost and include expenditures for computer hardware and software, store furniture and fixtures, office furniture and machinery and equipment. Normal repairs and maintenance are expensed as incurred.

Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from five to forty years for buildings and improvements and from three to ten years for machinery, equipment and software. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably-assured lease renewals as determined at lease inception.

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks and patents. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets at least annually, or when indicators of impairment are present, by reporting unit to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated shortfall of fair value to recorded value.

Inherent in the development of the present value of future cash flow projections are assumptions and estimates the Company derives from a review of its operating results, business plans, expected growth rates, cost of capital and tax rates. The Company also makes certain assumptions about future economic conditions, interest rates and other market data that it relies upon in determining the fair value of assets under the discounted cash flow method. Many of the factors used in assessing fair value are outside the control of the Company, and these assumptions and estimates can change in future periods.

The market approach is the other primary method used for estimating fair value of a reporting unit. This approach relies on the market value (based on market capitalization) of companies that are engaged in the same or a similar line of business.

Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to seven years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have gross carrying amounts of $8,614 and $8,223 for fiscal 2010 and fiscal 2009, respectively, and accumulated amortization of $6,472 and $4,860 for fiscal 2010 and fiscal 2009, respectively.

Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2010 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$1,245	$361	$233	$135	$63

The Company has performed the required annual impairment tests as of the first day of the fourth quarter and has determined that goodwill and other non-amortizable intangibles were not impaired at January 1, 2011 and January 2, 2010.

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended January 1, 2011 and January 2, 2010 are as follows:

	Goodwill	Trademarks	Total
Balance at January 3, 2009	$32,310	$9,257	$41,567
Intangibles acquired	5,464	6,969	12,433
Foreign currency translation effects	2,198	-	2,198

Balance at January 2, 2010	$39,972	$16,226	$56,198
Intangibles acquired	-	360	360
Foreign currency translation effects	(958)	(122)	(1,080)

Balance at January 1, 2011	$39,014	$16,464	$55,478

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

Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 6 to the consolidated financial statements for additional information.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $11,543, $8,649, and $8,164 and related income tax benefits of $3,552, $2,321, and $1,699 for grants under its stock-based compensation plans in the statements of operations for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $6.97, $4.40, and $5.68 per share for fiscal years 2010, 2009, and 2008, respectively, with the following weighted-average assumptions:

	2010	2009	2008
Expected market price volatility (1)	37.9%	34.8%	28.9%
Risk-free interest rate (2)	1.9%	1.6%	2.5%
Dividend yield (3)	1.9%	1.8%	1.6%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,325,475 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the fiscal year ended January 1, 2011. The Company cancelled 26,324 shares of common stock issued under restricted stock awards as a result of forfeitures during 2010.

Income Taxes
The provision for income taxes is based on the geographic dispersion of the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently-enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes.

The Company records an increase in liabilities for income tax accruals associated with tax benefits claimed on tax returns but not recognized for financial statement purposes (unrecognized tax benefits). The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively.

Earnings Per Share
The Company calculates earnings per share in accordance with FASB ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009	2008
Numerator:
Net earnings	$104,470	$61,912	$95,821
Adjustment for earnings allocated to nonvested restricted common stock	(1,608)	(1,036)	(996)

Net earnings used to calculate basic earnings per share	102,862	60,876	94,825
Adjustment for earnings reallocated to nonvested restricted common stock	38	8	18

Net earnings used to calculate diluted earnings per share	$102,900	$60,884	$94,843

Denominator:
Weighted average shares outstanding	49,051,739	49,192,662	49,381,789
Adjustment for nonvested restricted common stock	(1,206,460)	(921,715)	(513,063)

Shares used to calculate basic earnings per share	47,845,279	48,270,947	48,868,726
Effect of dilutive stock options	1,011,731	708,485	1,151,565

Shares used to calculate diluted earnings per share	48,857,010	48,979,432	50,020,291

Net earnings per share:
Basic	$2.15	$1.26	$1.94
Diluted	$2.11	$1.24	$1.90

Options to purchase 865,072 shares of common stock in 2010, 2,353,412 shares in 2009 and 1,273,676 shares in 2008 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the year, and they were, therefore, anti-dilutive.

Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2010, 2009 and 2008.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, borrowings under the Company’s revolving credit agreement and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates their fair value, except for the foreign currency exchange contracts, which are carried at fair value. The Company does not hold or issue financial instruments for trading purposes.

As of January 1, 2011 and January 2, 2010, liabilities of $1,198 and $2,625, respectively, have been recognized for the fair value of the Company’s foreign currency forward exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at January 1, 2011 and January 2, 2010.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 1, 2011 and January 2, 2010, foreign exchange contracts with a notional value of $111,802 and $69,618, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 364 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for fiscal years 2010, 2009, or 2008. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, the Company recognized a net loss of $318, a net loss of $547 and a net gain of $434, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, the Company reclassified a gain of $1,274, a loss of $2,996, and a gain of $2,132, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The ending accumulated other comprehensive income (loss) is as follows:

	2010	2009
Foreign currency translation adjustments	$11,548	$14,477
Change in fair value of foreign exchange contracts, net of taxes (2010 – $828; 2009 – $1,578)	(1,815)	(3,546)
Pension adjustments, net of taxes (2010 – $26,908; 2009 – $28,459)	(50,856)	(53,737)

Accumulated other comprehensive income (loss)	$(41,123)	$(42,806)

Reclassifications
Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

2.	INVENTORIES
Inventories of $66,370 at January 1, 2011 and $48,800 at January 2, 2010 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $11,071 and $9,838 higher than reported at January 1, 2011 and January 2, 2010, respectively.

3.	DEBT
Long-term debt consists of the following obligations:

	2010	2009
Notes payable	$1,034	$1,615
Current maturities	(517)	(538)

Total long-term debt	$517	$1,077

In 2009, the Company entered into a $1,615 note payable in connection with the Cushe® acquisition. The note is payable over three years at a fixed interest rate of 4.5%.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million and is set to expire June 17, 2014. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There were no amounts outstanding at January 1, 2011 under the current revolving credit facility and there were no amounts outstanding at January 2, 2010 under the Company’s previous revolving credit facility. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at January 1, 2011 under the current revolving credit facility and January 2, 2010 under the Company’s previous revolving credit facility. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock. Interest is paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR, or money market rate plus applicable spread.

4.	LEASES
The Company leases machinery, equipment, and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

At January 1, 2011, minimum rental payments due under all non-cancelable leases were as follows:

	2011	2012	2013	2014	2015	Thereafter
Minimum rental payments	$16,926	$14,730	$13,408	$11,985	$11,402	$49,683

Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $18,919 in fiscal year 2010, $19,187 in fiscal year 2009 and $18,255 in fiscal year 2008.

5.	CAPITAL STOCK
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of January 1, 2011 or January 2, 2010. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.

As of January 1, 2011, the Company had stock options outstanding under various stock incentive plans. As of January 1, 2011, the Company had approximately 4,518,114 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as one stock incentive unit and all other awards granted, including restricted stock, count as two stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer, or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value
Outstanding at December 29, 2007	4,588,245	$18.46	5.4	$31,096
Granted	845,843	25.21
Exercised	(713,048)	15.46
Cancelled	(148,656)	25.36

Outstanding at January 3, 2009	4,572,384	$19.95	5.6	$16,155
Granted	863,017	17.55
Exercised	(582,318)	13.56
Cancelled	(233,737)	20.91

Outstanding at January 2, 2010	4,619,346	$20.17	5.8	$34,212
Granted	537,807	25.55
Exercised	(848,106)	16.83
Cancelled	(60,137)	23.84

Outstanding at January 1, 2011	4,248,910	$21.47	5.7	$44,254
Estimated forfeitures	(4,827)

Vested or expected to vest at
January 1, 2011	4,244,083	$21.46	5.7	$44,213
Nonvested at January 1, 2011
and expected to vest	(1,109,498)

Exercisable at January 1, 2011	3,134,585	$21.24	4.8	$33,346

The total pretax intrinsic value of options exercised during the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $10,407, $5,745 and $8,593, respectively. As of January 1, 2011, there was $2,393 of unrecognized compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.1 years. As of January 2, 2010 and January 3, 2009, there was $2,329 and $2,851, respectively, of unrecognized compensation expense related to stock option awards that were expected to be recognized over a weighted-average period of 1.2 years.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $31.88 as of January 1, 2011, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of January 1, 2011 was 3,134,585 and the weighted-average exercise price was $21.24. As of

January 2, 2010, 2,921,804 outstanding options were exercisable and the weighted-average exercise price was $18.17.

A summary of the nonvested restricted shares issued under stock award plans is as follows:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Performance	Grant Date
	Awards	Fair Value	Awards	Fair Value
Nonvested at December 29, 2007	573,381	$21.52	-	-
Granted	179,755	24.85	-	-
Vested	(234,581)	18.36	-	-
Forfeited	(46,063)	24.08	-	-

Nonvested at January 3, 2009	472,492	$24.11	-	-
Granted	350,653	17.34	286,006	17.21
Vested	(145,797)	20.31	-	-
Forfeited	(36,878)	22.45	(22,101)	17.11

Nonvested at January 2, 2010	640,470	$21.34	263,905	$17.22
Granted	262,342	25.51	215,027	24.30
Vested	(117,438)	22.71	-	-
Forfeited	(21,828)	21.93	(4,407)	17.11

Nonvested at January 1, 2011	763,546	$22.55	474,525	$20.43

Beginning in 2009, the Board of Directors has awarded an annual grant of performance share awards to the officers of the Company. The number of performance-based shares that will be earned (and eligible to vest) during the performance period will depend on the Company’s level of success in achieving two specifically identified performance targets. Any portion of the performance shares that are not earned by the end of the three-year measurement period will be forfeited. The final determination of the number of shares to be issued in respect to an award is determined by the Compensation Committee of the Company’s Board of Directors.

As of January 1, 2011, there was $6,194 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended January 1, 2011 was $3,012. As of January 2, 2010, there was $4,792 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 2, 2010 was $2,761. As of January 3, 2009, there was $4,072 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended January 3, 2009 was $6,300.

6.	RETIREMENT PLANS
The Company has two non-contributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings (as defined in the plan), while the other plan provides benefits at a fixed rate per year of service.

The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle these employees to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $36,042 at January 1, 2011 and $35,405 at January 2, 2010 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution 401(k) plan covering substantially all domestic employees that provides for Company contributions based on earnings. The Company recognized expense for its defined contribution plan of $2,061 in fiscal year 2010, $1,919 in fiscal year 2009 and $2,245 in fiscal year 2008.

The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $858 in fiscal year 2010, $954 in fiscal year 2009 and $1,194 in fiscal year 2008. The Company also has a defined benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $3,068 at January 1, 2011, and $2,778 at January 2, 2010 and is recognized as a deferred compensation liability on the accompanying balance sheet.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years:

	2010	2009
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$211,670	$174,970
Service cost pertaining to benefits earned during the year	5,729	4,543
Interest cost on projected benefit obligations	12,719	12,232
Actuarial losses	10,955	30,521
Special termination benefits	-	139
Benefits paid to plan participants	(10,959)	(10,735)

Projected benefit obligations at end of the year	$230,114	$211,670

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$125,492	$112,049
Actual return on plan assets	17,549	19,464
Company contributions	12,329	4,714
Benefits paid to plan participants	(10,959)	(10,735)

Fair value of pension assets at end of the year	$144,411	$125,492

Funded status	$(85,703)	$(86,178)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,018)	$(2,044)
Non current liabilities	(83,685)	(84,134)

Net amount recognized	$(85,703)	$(86,178)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized net actuarial loss (net of tax: 2010 - $(50,452); 2009 -$(53,165))	$(76,258)	$(80,432)
Unrecognized prior service cost (net of tax: 2010 - $(404); 2009 - $(572))	(622)	(880)

Net amount recognized	$(76,880)	$(81,312)

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(85,703)	$(86,178)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP	34,549	33,731

Net funded status of pension plans and SERP (supplemental)	$(51,154)	$(52,447)

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $218,949 at January 1, 2011 and $202,428 at January 2, 2010.

The following is a summary of net pension and SERP expense recognized by the Company:

	2010	2009	2008
Service cost pertaining to benefits earned during the year	$(5,729)	$(4,543)	$(4,859)
Interest cost on projected benefit obligations	(12,719)	(12,233)	(11,413)
Expected return on pension assets	12,467	10,911	13,914
Net amortization loss	(10,305)	(9,275)	(3,967)
Curtailment (gain)	-	(612)	-
Special termination benefit charge	-	(139)	-

Net pension expense	$(16,286)	$(15,891)	$(6,325)

The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension expense during 2011 is $145 ($94, net of tax) and $11,931 ($7,755, net of tax), respectively. Expense for qualified defined benefit pension plans was $11,903 in 2010, $12,871 in 2009 and $3,601 in 2008.

	2010	2009
Weighted-average assumptions used to determine benefit obligations at fiscal year end:
Discount rate	5.94%	6.17%
Rate of compensation increase	3.25%	3.25%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	6.17%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%
Rate of compensation increase	3.25%	3.50%

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

	2010		2009
	$	%	$	%
Weighted average asset allocations at fiscal year end by asset category are as follows:
Equity securities	102,144	70.7%	85,026	67.8%
Fixed income investments	37,038	25.7%	36,302	29.0%
Cash and money market investments	5,229	3.6%	4,164	3.2%

Fair value of plan assets	144,411	100.0%	125,492	100.0%

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

The Company expects to contribute $31,800 to its qualified defined benefit pension plans and $1,962 to the SERP in 2011.

Expected benefit payments for the five years subsequent to 2010 and the sum of the five years following those are as follows:

	2011	2012	2013	2014	2015	2016-2020
Expected benefit payments	$11,512	$11,635	$12,046	$13,279	$13,564	$74,365

7.	INCOME TAXES
The geographic components of earnings before income taxes are as follows:

	2010	2009	2008
United States	$86,817	$51,167	$82,604
Foreign	56,409	34,525	57,980

	$143,226	$85,692	$140,584

The provisions for income taxes consist of the following:

	2010	2009	2008
Current expense:
Federal	$27,218	$11,492	$26,053
State	1,866	1,596	483
Foreign	12,419	18,537	18,270
Deferred credit	(2,747)	(7,845)	(43)

	$38,756	$23,780	$44,763

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2010	2009	2008
Income taxes at U.S. statutory rate	$50,129	$29,992	$49,204
State income taxes, net of federal income tax	557	324	375
Nontaxable earnings of foreign affiliates	(4,586)	(2,981)	(1,555)
Research and development credits	(600)	(700)	(875)
Foreign earnings taxed at rates different from
the U.S. statutory rate	(9,226)	(8,444)	(3,352)
Adjustments for uncertain tax positions	2,142	4,908	244
Other	340	681	722

	$38,756	$23,780	$44,763

Significant components of the Company’s deferred income tax assets and liabilities as of the end of fiscal years 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5,415	$5,210
Deferred compensation accruals	2,073	2,466
Accrued pension expense	29,644	30,276
Stock-based compensation	9,963	4,950
Net operating loss and foreign tax credit carryforward	1,397	1,026
Other amounts not deductible until paid	10,448	10,604

Total gross deferred income tax assets	58,940	54,532
Less valuation allowance	(1,397)	(1,026)

Net deferred income tax assets	57,543	53,506

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(4,347)	(4,107)
Prepaid pension expense	-	(994)
Other	(2,369)	(836)

Total deferred income tax liabilities	(6,716)	(5,937)

Net deferred income tax assets	$50,827	$47,569

The valuation allowance for deferred tax assets as of January 1, 2011 and January 2, 2010, was $1,397 and $1,026, respectively. The net change in the total valuation allowance for each of the years ended January 1, 2011, and January 2, 2010, was $371 and $380, respectively. The valuation allowance was related to foreign net operating loss carryforwards and foreign tax credit carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in the foreign tax jurisdictions.

At January 1, 2011, the Company had foreign net operating loss carryforwards of $2,432 and foreign tax credit carryforwards of $545, which are available for an unlimited carryforward period to offset future foreign taxable income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2010	2009
Beginning balance	$8,396	$3,171
Increases related to current year tax positions	2,645	5,225
Decrease due to lapse of statute	(300)	-

Ending balance	$10,741	$8,396

The portion of the unrecognized tax benefits that, if recognized currently would reduce the annual effective tax rate was $9,731 as of January 1, 2011, $7,588 as of January 2, 2010 and $2,646 as of January 3, 2009. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $770 as of January 1, 2011 and $681 as of January 2, 2010.

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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $199,767 at January 1, 2011, as the Company expects such earnings will remain invested overseas indefinitely. At January 2, 2010, undistributed foreign earnings were $163,664.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2011	2012	2013	2014	2015
Minimum royalties	1,693	880	898	916	934
Minimum advertising	1,941	1,999	2,059	2,121	2,184

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,028, $2,861 and $3,198 for 2010, 2009 and 2008, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $2,998, $2,682 and $3,018 for 2010, 2009 and 2008, respectively.

The Company had commercial letters of credit outstanding of $95 and $450 at January 1, 2011 and January 2, 2010, respectively.

9.	BUSINESS SEGMENTS
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing, and distributing to the retail sector branded footwear, apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear, apparel and accessories to external customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing segment all manufacture, source, market and distribute products in a similar manner.

The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At January 1, 2011, the Company operated 81 retail stores in North America and 7 retail stores in the United Kingdom that sell Company-branded products, as well as footwear, apparel and accessories products under brands that are owned by unaffiliated companies. The Company also has 38 consumer-direct internet sites that sell Company-branded products. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as disclosed in Note 1.

Business segment information is as follows:

	2010
	Branded
	Footwear,
	Apparel	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,117,644	$130,873	$-	$1,248,517
Intersegment revenue	44,721	2,789	-	47,510
Interest (income) expense – net	-	-	387	387
Depreciation expense	6,067	3,373	5,069	14,509
Earnings (loss) before income taxes	174,563	12,987	(44,324)	143,226
Total assets	599,354	41,980	141,490	782,824
Additions to property, plant and equipment	8,282	4,329	3,759	16,370

	2009
	Branded
	Footwear,
	Apparel,	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$991,168	$109,888	$-	$1,101,056
Intersegment revenue	55,983	3,019	-	59,002
Interest (income) expense – net	-	-	111	111
Depreciation expense	6,501	3,035	6,396	15,932
Earnings (loss) before income taxes	116,568	(8,092)	(22,784)	85,692
Total assets	499,091	34,036	174,806	707,933
Additions to property, plant and equipment	3,240	3,712	4,718	11,670

	2008
	Branded
	Footwear,
	Apparel,	Other
	and Licensing	Businesses	Corporate	Consolidated
Revenue	$1,106,081	$114,487	$-	$1,220,568
Intersegment revenue	47,386	3,542	-	50,928
Interest (income) expense – net	-	-	1,093	1,093
Depreciation expense	6,823	3,768	7,869	18,460
Earnings (loss) before income taxes	158,615	3,294	(21,325)	140,584
Total assets	483,041	57,049	124,690	664,780
Additions to property, plant and equipment	11,443	4,654	8,029	24,126

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2010	2009	2008
United States	$768,594	$690,269	$729,826
Foreign countries:
Europe	218,542	198,487	243,701
Canada	103,374	89,409	90,789
Other	158,007	122,891	156,252

Total from foreign countries	479,923	410,787	490,742

	$1,248,517	$1,101,056	$1,220,568

The Company’s long-lived assets (primarily property, plant and equipment) are as follows:

	2010	2009
United States	$69,545	$68,883
Foreign countries	7,774	8,815

	$77,319	$77,698

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.

The Company sources approximately 94% (based on pairs) of its footwear products from unrelated suppliers located primarily in the Asia-Pacific region. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All apparel and accessories are sourced from unrelated suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

Revenue derived from the branded footwear, apparel and licensing segment accounted for approximately 90% of revenue in 2010, 90% in 2009 and 91% in 2008. No other product groups account for more than 10% of consolidated revenue.

10.	RESTRUCTURING AND OTHER TRANSITION COSTS
On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010. The Company incurred restructuring and other transition costs of $4,234 ($3,087 on an after-tax basis) and $35,596 ($25,700 on an after-tax basis), or $0.06 and $0.53 per diluted share, for the years ended January 1, 2011 and January 2, 2010, respectively. There were no restructuring and other transition costs recognized for the year ended January 3, 2009.

Restructuring
Prior to completion of the restructuring plan, the Company incurred restructuring charges of $2,239 ($1,632 on an after-tax basis) and $29,083 ($20,998 on an after-tax basis) for the years ended January 1, 2011 and January 2, 2010, respectively.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

		Non-cash
	Severance and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at January 3, 2009	$—	$—	$—	$—	$—
Charges incurred	15,391	7,964	2,473	3,255	29,083
Amounts paid or utilized	(11,525)	(7,964)	(988)	(2,680)	(23,157)

Balance at January 2, 2010	$3,866	$—	$1,485	$575	$5,926
Charges incurred	571	715	803	150	2,239
Amounts paid or utilized	(4,150)	(715)	(1,397)	(589)	(6,851)

Balance at January 1, 2011	$287	$—	$891	$136	$1,314

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line items titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. Other transition costs for the years ended January 1, 2011, and January 2, 2010, were, $1,995 ($1,454 on an after-tax basis) and $6,513 ($4,702 on an after-tax basis), respectively.

11.	BUSINESS ACQUISITIONS
The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.

On January 8, 2009, the Company announced the acquisition of the Cushe® footwear brand. The purchase price consisted of $1,550 cash, a $1,550 note payable over three years and contingent consideration of $881. The Company acquired assets valued at $287, consisting primarily of property, plant and equipment, inventory, and assumed operating liabilities valued at $304, resulting in goodwill and intangibles of $3,998 at January 2, 2010. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.

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
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three quarters and a 16- or 17-week period for the fourth quarter. The fourth quarters of 2010 and 2009 consist of 16 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the annual period.

The Company’s unaudited quarterly results of operations are as follows:

	2010

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$284,897	$258,199	$320,396	$385,025
Gross profit	117,589	103,681	128,571	142,733
Net earnings	27,459	17,222	34,143	25,646
Net earnings per share:
Basic	$0.55	$0.35	$0.71	$0.54
Diluted	0.54	0.35	0.70	0.52

	2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$255,324	$246,438	$286,764	$312,530
Gross profit	102,943	92,041	113,965	122,773
Net earnings	10,495	7,885	26,794	16,738
Net earnings per share:
Basic	$0.21	$0.16	$0.54	$0.34
Diluted	0.21	0.16	0.54	0.33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended January 1, 2011 of Wolverine World Wide, Inc. and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 2, 2011

APPENDIX B

Schedule II - Valuation and Qualifying Accounts

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D			Column E

		Additions

			(2)
		(1)	Charged to
	Balance at	Charged to	Other				Balance at
	Beginning of	Costs and	Accounts	Deductions			End of
Description	Period	Expenses	(Describe)	(Describe)			Period

Fiscal year ended January 1, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$8,137,000	$3,846,000		$6,229,000	(A	)	$5,754,000
Allowance for sales returns	4,649,000	29,606,000		29,781,000	(B	)	4,474,000
Allowance for cash discounts	1,160,000	10,568,000		10,543,000	(C	)	1,185,000
Inventory valuation allowances	6,350,000	8,276,000		6,007,000	(D	)	8,619,000

	$20,296,000	$52,296,000		$52,560,000			$20,032,000

Fiscal year ended January 2, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$8,383,000	$1,733,000		$1,979,000	(A	)	$8,137,000
Allowance for sales returns	5,311,000	28,386,000		29,048,000	(B	)	4,649,000
Allowance for cash discounts	1,467,000	11,717,000		12,024,000	(C	)	1,160,000
Inventory valuation allowances	8,912,000	6,419,000		8,981,000	(D	)	6,350,000

	$24,073,000	$48,255,000		$52,032,000			$20,296,000

Fiscal year ended January 3, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$6,866,000	$2,266,000		$749,000	(A	)	$8,383,000
Allowance for sales returns	5,269,000	31,994,000		31,952,000	(B	)	5,311,000
Allowance for cash discounts	1,508,000	14,602,000		14,643,000	(C	)	1,467,000
Inventory valuation allowances	14,902,000	9,806,000		15,796,000	(D	)	8,912,000

	$28,545,000	$58,668,000		$63,140,000			$24,073,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

1

EXHIBIT INDEX

Exhibit
Number	Document
3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.
3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.
4.1	The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.
4.2	Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.
10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.
10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.
10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to the agreement is attached as Exhibit 10.13.
10.14	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Krueger, McBreen and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

Exhibit
Number	Document

10.15	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.
10.16	Employees’ Pension Plan (Restated as amended through November 29, 2010).*
10.17	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.18	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.19	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.18 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.20	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.
10.21	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.22	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.23	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.22 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.24	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.25	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.
10.26	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton, Michael F. McBreen and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.27	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.28	Form of Performance Share Award Agreement (2009 — 2011 performance period).* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.29	Form of Performance Share Award Agreement (2010 — 2012 performance period).* Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Here incorporated by reference.
10.30	Form of Performance Share Award Agreement (2011 — 2013 performance period).*
10.31	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.
10.32	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit
Number	Document

10.33	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.33.
10.34	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.35	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.
10.36	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of as of January 1, 2011 and January 2, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.