Form 10-Q
period 2011-03-26
WOLVERINE WORLD WIDE INC /DE/
filed 2011-05-03
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 26, 2011
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
There were 49,632,123 shares of Common Stock, $1 par value, outstanding as of April 29, 2011.

Part I. Financial Information	4

Item 1. Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II. Other Information	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to the following:
•	changes in national, regional or global economic and market conditions;
•	the impact of financial and credit markets on the Company, its suppliers and customers;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;
•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;
•	currency fluctuations;
•	changes in costs of future pension funding requirements;
•	the risks of doing business in developing countries, and politically or economically volatile areas;
•	the ability to secure and protect owned intellectual property or use licensed intellectual property;
•	changes in consumer preferences, spending patterns, buying patterns, or demand for the Company’s products;
•	changes in relationships with, including the loss of, significant customers;
•
cancellation of orders for future delivery, or the failure of the Department of Defense to exercise future purchase options, award new contracts or the cancellation of existing contracts, by the Department of Defense or other military purchasers;

•	the cost, availability and management of raw materials, inventories, services, labor and contract manufacturers;
•	service interruptions at shipping and receiving ports;
•	the ability to adapt to and compete in global footwear, apparel and consumer-direct markets; and
•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and our success in integrating acquired businesses and new initiatives and ventures;

and many other matters of national, regional and global scale, including those of a political, environmental, economic, business and competitive nature. These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. These uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars, Except Share Data)

	March 26,	January 1,	March 27,
	2011	2011	2010
	(Unaudited)	(Audited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$91,551	$150,400	$84,944
Accounts receivable, less allowances March 26, 2011 – $12,454 January 1, 2011 – $11,413 March 27, 2010 – $15,834	251,929	196,457	207,735
Inventories:
Finished products	226,947	188,647	154,083
Raw materials and work-in-process	23,041	20,008	17,750

	249,988	208,655	171,833

Deferred income taxes	13,855	13,225	11,361
Prepaid expenses and other current assets	13,294	11,397	10,564

Total current assets	620,617	580,134	486,437

Property, plant and equipment:
Gross cost	287,776	281,564	304,277
Accumulated depreciation	(212,332)	(207,167)	(232,093)

	75,444	74,397	72,184

Other assets:
Goodwill	39,881	39,014	38,253
Other non-amortizable intangibles	16,535	16,464	16,034
Cash surrender value of life insurance	36,804	36,042	35,735
Deferred income taxes	37,402	37,602	34,937
Other	2,589	2,922	3,232

	133,211	132,044	128,191

Total assets	$829,272	$786,575	$686,812

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)

	March 26,	January 1,	March 27,
	2011	2011	2010
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$60,353	$64,080	$37,539
Accrued salaries and wages	12,264	26,848	11,778
Income taxes	11,672	2,746	6,938
Taxes, other than income taxes	10,353	6,586	9,018
Restructuring reserve	1,046	1,314	3,561
Other accrued liabilities	42,322	37,046	39,505
Accrued pension liabilities	2,018	2,018	2,044
Current maturities of long-term debt	536	517	496
Revolving credit agreement	30,000	—	—

Total current liabilities	170,564	141,155	110,879

Long-term debt (less current maturities)	—	517	496
Deferred compensation	4,374	4,410	6,154
Accrued pension liabilities	55,435	83,685	77,008
Other non-current liabilities	13,192	12,911	10,423

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
March 26, 2011 – 64,723,233 shares
January 1, 2011 – 63,976,387 shares
March 27, 2010 – 63,547,715 shares	64,723	63,976	63,548
Additional paid-in capital	119,868	108,286	89,136
Retained earnings	819,785	789,684	728,565
Accumulated other comprehensive income (loss)	(35,290)	(41,123)	(48,574)
Cost of shares in treasury:
March 26, 2011 – 15,155,905 shares
January 1, 2011 – 14,976,835 shares
March 27, 2010 – 14,084,787 shares	(383,379)	(376,926)	(350,823)

Total stockholders’ equity	585,707	543,897	481,852

Total liabilities and stockholders’ equity	$829,272	$786,575	$686,812

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended
	March 26,	March 27,
	2011	2010

Revenue	$330,872	$284,897
Cost of goods sold	193,075	166,327
Restructuring and other transition costs	—	981

Gross profit	137,797	117,589

Selling, general and administrative expenses	88,342	78,540
Restructuring and other transition costs	—	517

Operating profit	49,455	38,532

Other expenses (income):
Interest expense — net	226	89
Other income — net	(580)	(230)

	(354)	(141)

Earnings before income taxes	49,809	38,673

Income taxes	13,946	11,214

Net earnings	$35,863	$27,459

Net earnings per share (see Note 2):
Basic	$0.74	$0.55
Diluted	$0.72	$0.54

Cash dividends declared per share	$0.12	$0.11
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Thousands of Dollars)
(Unaudited)

	12 Weeks Ended
	March 26,	March 27,
	2011	2010

OPERATING ACTIVITIES
Net earnings	$35,863	$27,459
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	3,559	3,456
Amortization	234	405
Deferred income taxes	132	157
Stock-based compensation expense	3,281	2,570
Excess tax benefits from stock-based compensation	(1,316)	(470)
Pension expense	4,039	3,758
Pension contribution	(31,800)	(10,400)
Restructuring and other transition costs	—	1,498
Cash payments related to restructuring and other transition costs	(275)	(3,813)
Other	(1,567)	3,697
Changes in operating assets and liabilities:
Accounts receivable	(53,300)	(45,608)
Inventories	(38,757)	(15,155)
Other operating assets	(1,494)	(4,738)
Accounts payable	(4,414)	(4,585)
Income taxes	8,926	(7,696)
Other operating liabilities	(5,866)	5,935

Net cash used in operating activities	(82,755)	(43,530)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,345)	(2,168)
Other	(640)	(509)

Net cash used in investing activities	(4,985)	(2,677)

FINANCING ACTIVITIES
Net borrowings under revolver	30,000	—
Payments of long-term debt and capital lease obligations	(530)	(537)
Cash dividends paid	(5,331)	(5,416)
Purchase of common stock for treasury	(5,063)	(24,600)
Surrender of common stock for income tax purposes	(1,555)	(838)
Proceeds from shares issued under stock incentive plans	7,415	5,417
Excess tax benefits from stock-based compensation	1,316	470

Net cash provided by (used in) financing activities	26,252	(25,504)
Effect of foreign exchange rate changes	2,639	(3,784)

Decrease in cash and cash equivalents	(58,849)	(75,495)

Cash and cash equivalents at beginning of the period	150,400	160,439

Cash and cash equivalents at end of the period	$91,551	$84,944

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual shoes, performance outdoor footwear and apparel, industrial work shoes, boots and apparel, and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market its own brands as well as branded footwear and apparel from other manufacturers and a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
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
March 26, 2011 and March 27, 2010
(Unaudited)
2. EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
	March 26,	March 27,
	2011	2010
Numerator:
Net earnings	$35,863	$27,459
Adjustment for earnings allocated to nonvested restricted common stock	(588)	(556)

Net earnings used in calculating basic earnings per share	35,275	26,903
Adjustment for earnings reallocated to nonvested restricted common stock	18	6

Net earnings used in calculating diluted earnings per share	$35,293	$26,909

Denominator:
Weighted average shares outstanding	49,292,383	49,593,214
Adjustment for nonvested restricted common stock	(1,379,644)	(1,092,849)

Shares used in calculating basic earnings per share	47,912,739	48,500,365
Effect of dilutive stock options	1,264,737	1,029,733

Shares used in calculating diluted earnings per share	49,177,476	49,530,098

Net earnings per share:
Basic	$0.74	$0.55
Diluted	$0.72	$0.54
Options to purchase 205,313 shares of common stock at March 26, 2011 and 875,638 shares at March 27, 2010 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the quarter, and they were, therefore, anti-dilutive.
3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at March 27, 2010	$38,253	$16,034	$54,287
Intangibles acquired	—	360	360
Foreign currency translation effects	761	70	831

Balance at January 1, 2011	39,014	16,464	55,478
Intangibles disposed	—	(11)	(11)
Foreign currency translation effects	867	82	949

Balance at March 26, 2011	$39,881	16,535	56,416

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	March 26,	January 1,	March 27,
	2011	2011	2010
Foreign currency translation adjustments	$18,687	$11,548	$6,574
Fair value of foreign exchange contracts, net of taxes	(3,121)	(1,815)	(1,411)
Pension adjustments, net of taxes	(50,856)	(50,856)	(53,737)

Accumulated other comprehensive income (loss)	$(35,290)	$(41,123)	$(48,574)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended
	March 26,	March 27,
	2011	2010
Net earnings	$35,863	$27,459
Other comprehensive income (loss):
Foreign currency translation adjustments	7,139	(7,903)
Change in fair value of foreign exchange contracts, net of taxes	(1,306)	2,135

Comprehensive income	$41,696	$21,691

5. BUSINESS SEGMENTS
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing to the retail sector branded footwear, apparel and accessories. Revenue earned from the operations of this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing reportable segment all manufacture, source, market and distribute products in a similar manner.
The other business units in the following tables consist of the Company’s retail, leather and pigskin procurement operations. Substantially all of the assets of Wolverine Procurement, Inc. were sold to a third-party buyer on December 29, 2010. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At March 26, 2011, the Company owned and operated 91 retail stores in the United States, Canada and the United Kingdom and operated 41 consumer-direct Internet sites. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
Business segment information is as follows:

	12 Weeks Ended March 26, 2011
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Businesses	Corporate	Consolidated
Revenue	$304,316	$26,556	$—	$330,872
Intersegment revenue	9,023	365	—	9,388
Earnings (loss) before income taxes	59,459	(1,060)	(8,590)	49,809
Total assets	650,322	62,541	116,409	829,272

	12 Weeks Ended March 27, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Businesses	Corporate	Consolidated
Revenue	$261,638	$23,259	$—	$284,897
Intersegment revenue	7,421	729	—	8,150
Earnings (loss) before income taxes	47,916	(1,392)	(7,851)	38,673
Total assets	520,477	46,656	119,679	686,812
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
As of March 26, 2011 and March 27, 2010, liabilities of $3,105 and $322, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 26, 2011 and March 27, 2010.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 26, 2011 and March 27, 2010, foreign exchange contracts with a notional value of $111,743 and $75,410, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 weeks ended March 26, 2011 and March 27, 2010. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
For the 12 weeks ended March 26, 2011 and March 27, 2010, the Company recognized net losses of $1,000 and $879, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended March 26, 2011 and March 27, 2010, the Company reclassified gains of $1,000 and $1,417, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.
7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3,281 and $2,570 and related income tax benefits of $1,054 and $766 for grants under its stock-based compensation plans in the statements of operations for the 12 weeks ended March 26, 2011 and March 27, 2010, respectively.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 26, 2011 and March 27, 2010, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.41 and $6.81 per share for 12 weeks ended March 26, 2011 and March 27, 2010, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 26,	March 27,
	2011	2010
Expected market price volatility (1)	38.6%	37.9%
Risk-free interest rate (2)	1.9%	1.9%
Dividend yield (3)	1.6%	1.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 747,319 and 863,171 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the 12 weeks ended March 26, 2011 and March 27, 2010, respectively. The Company cancelled 3,965 and 3,753 shares of common stock issued under restricted stock awards as a result of forfeitures during the 12 weeks ended March 26, 2011 and March 27, 2010, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
8. PENSION EXPENSE
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended
	March 26,	March 27,
	2011	2010
Service cost pertaining to benefits earned during the period	$1,500	$1,322
Interest cost on projected benefit obligations	3,075	2,935
Expected return on pension assets	(3,323)	(2,877)
Net amortization loss	2,787	2,378

Net pension cost	$4,039	$3,758

9. LITIGATION AND CONTINGENCIES
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, in management’s opinion, the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, in management’s opinion the outcome of these items will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2011	2012	2013	2014	2015	Thereafter
Minimum royalties	1,693	880	898	916	934	953
Minimum advertising	2,091	1,999	2,059	2,121	2,184	4,169
Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $953 and $739 for the 12 weeks ended March 26, 2011 and March 27, 2010, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $684 and $637 for the 12 weeks ended March 26, 2011 and March 27, 2010, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2011 and March 27, 2010
(Unaudited)
10. RESTRUCTURING AND OTHER TRANSITION COSTS
On January 7, 2009, the Company’s Board of Directors approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010. In fiscal 2010 the Company incurred restructuring and other transition costs of approximately $4,234 ($3,087 on an after-tax basis), or $0.06 per diluted share. The Company incurred restructuring and other transition costs of $1,498 ($1,064 on an after-tax basis), or $0.02 per diluted share, for the 12 weeks ended March 27, 2010.
Restructuring
The Company did not incur restructuring charges in the first quarter of 2011. Prior to completion of the restructuring plan, the Company incurred restructuring charges of $416 ($295 on an after-tax basis), or $0.01 per diluted share, in the first quarter of 2010.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

		Non-cash
	Severance and	charges related
	employee	to property and	Facility exit	Other related
	related	equipment	costs	restructuring	Total
Balance at March 27, 2010	$1,824	$—	$1,355	$382	$3,561
Charges incurred	315	715	697	96	1,823
Amounts paid or utilized	(1,852)	(715)	(1,161)	(342)	(4,070)

Balance at January 1, 2011	$287	$—	$891	$136	$1,314
Amounts paid or utilized	(243)	—	(17)	(8)	(268)

Balance at March 26, 2011	$44	$—	$874	$128	$1,046

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line item titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs for the first quarter of 2011. Other transition costs for the first quarter of 2010 were $1,082 ($768 on an after-tax basis).
11. NEW ACCOUNTING STANDARDS
In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010 (the first quarter of fiscal 2011 for the Company). The adoption of this ASU is not expected to have a material impact on the Company’s goodwill impairment evaluation as the Company does not currently have reporting units with zero or negative carrying amounts.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the disclosure requirements regarding supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (fiscal 2011 for the Company). The Company will provide the supplementary pro forma information in connection with any future business combinations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
Wolverine World Wide, Inc. (the “Company”) is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; delivering supply chain excellence; complementing its footwear brands with strong apparel and accessories offerings; and building a more substantial global consumer-direct footprint.
The Company’s portfolio consists of 12 brands that were marketed in approximately 190 countries and territories as of March 26, 2011. The diverse brand portfolio and broad geographic reach position the Company for robust organic growth. The Company controls distribution of products bearing its brands into the retail channel via subsidiary operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets, the Company relies on a network of third-party distributors and licensees to market products bearing its brands. The Company also owned and operated 91 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 41 consumer-direct Internet sites as of March 26, 2011.
2011 FINANCIAL OVERVIEW
•	Revenue for the first quarter of 2011 was $330.9 million, 16.1% above first quarter 2010 revenue of $284.9 million, reflecting strong organic growth across all operating groups.

•	Accounts receivable increased 21.3% in the first quarter of 2011 compared to the first quarter of 2010, driven primarily by the increase and timing of revenue in the quarter.

•
Inventory increased $78.2 million, or 45.5%, in the first quarter of 2011 compared to the first quarter of 2010, reflecting strategic purchases of core product from third-party suppliers prior to announced price increases, inventory for new collections and the excellent outlook for the balance of the fiscal year.

•
Operating expenses as a percentage of revenue decreased to 26.7% in the first quarter of 2011, from 27.7% in the first quarter of 2010, reflecting strong revenue growth and continued discipline over general and administrative expenses.

•
The effective tax rate in the first quarter of 2011 was 28.0% compared to 29.0% in the first quarter of 2010. This decrease was driven by more favorable dispersion of taxable income to lower tax rate jurisdictions and the impact of the U.S. research and development tax credit that was not in effect in the first quarter of 2010.

•
Diluted earnings per share for the first quarter of 2011 were $0.72 per share compared to $0.54 per share for the first quarter of 2010, including the impact of $0.02 per share of restructuring and other transition costs in 2010.

•	The Company declared cash dividends of $0.12 per share in the first quarter of 2011 compared to $0.11 per share in the first quarter of 2010, a 9.1% increase.

•	During the first quarter of 2011, the Company repurchased approximately 142,000 shares of common stock for approximately $5.1 million.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS — FIRST QUARTER 2011 COMPARED TO FIRST QUARTER 2010
FINANCIAL SUMMARY — FIRST QUARTER 2011 VERSUS FIRST QUARTER 2010

	2011		2010		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$304.3	92.0%	$261.6	91.8%	$42.7	16.3%
Other business units	26.6	8.0%	23.3	8.2%	3.3	14.2%

Total Revenue	$330.9	100.0%	$284.9	100.0%	$46.0	16.1%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$127.2	41.8%	$108.8	41.6%	$18.4	16.9%
Other business units	10.6	39.8%	8.8	37.8%	1.8	20.5%

Total Gross Profit	$137.8	41.6%	$117.6	41.3%	$20.2	17.2%

Selling, general and administrative expenses	$88.3	26.7%	$78.5	27.5%	$9.8	12.5%
Restructuring and other transition costs	—	—	0.5	0.2%	(0.5)	(100.0%)

Total Operating Expenses	$88.3	26.7%	$79.0	27.7%	$9.3	11.8%

Interest expense — net	$0.2	0.1%	$0.1	0.0%	$0.1	100.0%
Other income — net	(0.6)	0.2%	(0.2)	0.1%	0.4	200.0%
Earnings before income taxes	49.8	15.0%	38.7	13.6%	11.1	28.7%

Net Earnings	$35.9	10.8%	$27.5	9.6%	$8.4	30.5%

Diluted earnings per share	$0.72	—	$0.54	—	$0.18	33.3%
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In January 2011, the Company announced a realignment of the operating groups included within the branded footwear, apparel and licensing reportable segment. As a result, the Company has identified three operating segments within its branded operations:
•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;
•	Heritage Group, consisting of Bates®, HyTest®, Wolverine® boots and shoes and Wolverine® brand apparel, Cat® footwear and Harley-Davidson® footwear; and
•	Lifestyle Group, consisting of Hush Puppies®, Soft Style® Cushe® and Sebago® footwear and apparel.
The Company’s other operating segments, which do not collectively comprise a separate reportable segment, consisted of Wolverine Retail (the Company’s consumer-direct business) and Wolverine Leathers (which markets pigskin leather).

The following is supplemental information on total revenue:
TOTAL REVENUE — FIRST QUARTER

	2011		2010		Change
		% of		% of
(Millions of Dollars)	$	Total	$	Total	$	%
Outdoor Group	$138.1	41.7%	$113.5	39.8%	$24.6	21.7%
Heritage Group	111.1	33.6%	93.9	32.9%	17.2	18.3%
Lifestyle Group	52.0	15.7%	51.4	18.1%	0.6	1.2%
Other	3.1	1.0%	2.8	1.0%	0.3	10.7%

Total branded footwear, apparel and licensing revenue	$304.3	92.0%	$261.6	91.8%	$42.7	16.3%
Other business units	26.6	8.0%	23.3	8.2%	3.3	14.2%

Total Revenue	$330.9	100.0%	$284.9	100.0%	$46.0	16.1%

REVENUE
Revenue for the first quarter of 2011 increased $46.0 million from the first quarter of 2010, to $330.9 million. Strong organic growth in the branded footwear, apparel and licensing operations, driven by unit volume growth and selected selling price increases, generated $39.9 million of the increase. Changes in foreign exchange rates increased reported revenue for the first quarter by $2.8 million. Revenue from the other business units increased $3.3 million, led by solid organic growth in the consumer-direct business and continued strong demand for proprietary leather from customers of the Wolverine Leathers business. International revenue represented 40.7% of total revenue in the first quarter of 2011 compared to 41.1% in the first quarter of 2010.
The Outdoor Group generated revenue of $138.1 million in the first quarter of 2011, a $24.6 million increase from 2010. The Merrell® brand’s revenue increased at a rate in the low twenties compared to the first quarter of 2010, primarily as a result of the launch of the new Merrell® Barefoot Collection, increased shipments to certain international markets and solid at-once orders from customers. Patagonia® Footwear’s revenue increased at a rate in the mid twenties in the first quarter of 2011 compared to the first quarter of 2010, due to continued strong demand from key outdoor retailers. The Chaco® brand grew at a rate in the high twenties compared to the first quarter of 2010, due primarily to positive consumer response to new product introductions.
The Heritage Group generated revenue of $111.1 million during the first quarter of 2011, a $17.2 million increase over the first quarter of 2010. Revenue for the Wolverine® brand increased at a rate in the high teens compared to the first quarter of 2010, due primarily to continued growth in the brand’s core work business. Cat® Footwear’s revenue increased at a rate in the high teens compared to the first quarter of 2010, reflecting stronger sales in both the U.S. and international markets. The Bates® footwear business grew revenue at a rate in the mid twenties as it continued shipping boots under a significant military contract awarded in the third quarter of 2010. Harley-Davidson® Footwear revenue increased at a rate in the low teens compared to the first quarter of 2010 due primarily to strong organic growth in the European market.
The Lifestyle Group recorded revenue of $52.0 million in the first quarter of 2011, a $0.6 million increase from the first quarter of 2010. Hush Puppies® revenue decreased at a mid single digit rate, as declines in the United States and Europe were partially offset by increases in the third-party licensing business and the Canadian market. Sebago® brand revenue increased at a mid single digit rate for the first quarter of 2011 compared to the first quarter of 2010 as a result of solid organic growth in the United States and Canada, driven by strong increases in sales to key retailers and investments designed to increase brand awareness. Cushe® revenue increased at a rate in the high fifties compared to the first quarter of 2010, driven by excellent placement in specialty, outdoor and surf retail accounts along with the addition of more international distributors and independent retailers.
Within the Company’s other business units, Wolverine Retail reported a sales increase in the high teens compared to the first quarter of 2010, as a result of growth from the Company’s e-commerce channel and mid single digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 91 retail stores worldwide at the end of the first quarter of 2011 compared to 85 retail stores at the end of the first quarter of 2010. The Wolverine Leathers business reported a mid single digit revenue increase, primarily due to continued solid demand for Wolverine’s proprietary pigskin leather from third-party customers.

GROSS MARGIN
Gross margin for the first quarter of 2011 of 41.6% was 30 basis points higher than the comparable period in the prior year. The increase primarily resulted from the absence of $1.0 million of restructuring and other transition costs that were recorded in the prior year, strategic selling price increases and slightly favorable margin impact from changes in foreign exchange rates, which were partially offset by increased product costs, a slightly higher mix of lower-margin volume direct and special make up goods during the quarter and a reserve related to a Bates boot program with the U.S. military.
OPERATING EXPENSES
Operating expenses of $88.3 million in the first quarter of 2011 increased $9.3 million from $79.0 million in the first quarter of 2010. The increase was primarily due to an increase in advertising and marketing designed to improve brand awareness; an increase in selling expense intended to improve the Company’s ability to serve retail customers; an increase in product development; and an increase in other operating expenses, such as distribution costs and sales commissions that vary with revenue. These increases were partially offset by continued discipline in lowering general and administrative expenses and a $0.5 million reduction in restructuring and other transition costs due to the completion of the Company’s restructuring plan in June 2010.
INTEREST, OTHER AND TAXES
The increase in net interest expense is due primarily to the increase in revolver borrowings in the first quarter of 2011 compared to the first quarter of 2010.
The increase in other income is due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first quarter of 2011 was 28.0%, compared to 29.0% in the first quarter of 2010. The lower effective tax rate is driven by a more favorable dispersion of taxable income to lower tax rate jurisdictions and the inclusion of a U.S. research and development tax credit in the current year’s first quarter that was not in effect in the first quarter of 2010.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $35.9 million in the first quarter of 2011 compared to $27.5 million in the first quarter of 2010, an increase of $8.4 million.
Diluted net earnings per share increased 33.3% in the first quarter of 2011 to $0.72 from $0.54 in the first quarter of 2010. The increase was primarily attributable to revenue growth, modestly improved gross margin and lower restructuring and other transition costs. The Company repurchased approximately 142,000 shares of common stock in the first quarter of 2011 for approximately $5.1 million and repurchased approximately 884,000 shares in the first quarter of 2010 for approximately $24.6 million, both of which lowered the average shares outstanding in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	March 26,	January 1,	March 27,	January 1,	March 27,
(Millions of dollars)	2011	2011	2010	2011	2010

Cash and cash equivalents	$91.6	$150.4	$84.9	$(58.8)	$6.7
Accounts receivable	251.9	196.5	207.7	55.4	44.2
Inventories	250.0	208.7	171.8	41.3	78.2
Accounts payable	60.4	64.1	37.5	(3.7)	22.9
Other current accrued liabilities	79.7	76.6	72.8	3.1	6.9
Interest-bearing debt	30.5	1.0	1.0	29.5	29.5

Cash used in operating activities	(82.8)		(43.5)		(39.3)
Additions to property, plant and equipment	4.3		2.2		2.1
Depreciation and amortization	3.8		3.9		(0.1)
Cash and cash equivalents of $91.6 million as of March 26, 2011 was $6.7 million higher than the balance at March 27, 2010, driven by the significantly improved revenue and profit performance partially offset by a contribution to the pension plan and incremental investments in working capital designed to support future growth. Accounts receivable increased 21.3% compared to the first quarter of 2010, driven primarily by the increase and timing of revenue in the quarter. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 26, 2011. As expected, inventory levels at the end of the first quarter of 2011 increased substantially from the first quarter of 2010, up 45.5%. The increase is primarily due to accelerated purchases of core product ahead of announced factory cost increases, the positive outlook for fiscal year 2011 and inventory to support new collections.
The increase in accounts payable as of March 26, 2011 compared to March 27, 2010 was primarily attributable to the higher inventory levels and the timing of cash payments to vendors. The increase in other current accrued liabilities was due primarily to an increase in taxes payable due to timing of payments and increases in advertising accruals, partially offset by a decrease in the reserve for restructuring charges.
The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. The Company had $30.0 million outstanding under the Company’s revolving credit facility at March 26, 2011 and no amounts outstanding at March 27, 2010. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at March 26, 2011 and March 27, 2010 under the Company’s revolving credit facility. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
Net cash used in operating activities for the first quarter of 2011 was $82.8 million compared to $43.5 million for the first quarter of 2010, a change of $39.3 million. Stronger earnings performance, lower cash payments for restructuring and the timing of tax expense payments were more than offset by increased pension contributions and higher investments in working capital to support future growth.

The majority of capital expenditures during the quarter were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010 (the “February 2010 Program”). The February 2010 Program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of 2011 and repurchased 683,808 shares at an average price of $28.18 per share during the first quarter of 2010 under the February 2010 Program. The Company has $149.1 million remaining available to repurchase shares under the February 2010 Program as of the end of the first quarter of 2011. The Company’s Board of Directors approved a common stock repurchase program on April 19, 2007 (the “April 2007 Program”). The April 2007 Program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010 under the April 2007 Program, which exhausted the number of shares authorized for repurchase under this program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the February 2010 Program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.
The Company declared dividends of $0.12 per share, or $5.3 million, for the first quarter of 2011 and $0.11 per share, or $5.4 million, for the first quarter of 2010. The 2011 dividend is payable on May 2, 2011 to shareholders of record on April 1, 2011.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Management believes there have been no changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 1, 2011 is incorporated herein by reference.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 26, 2011 and March 27, 2010, the Company had outstanding forward currency exchange contracts to purchase $111.7 million and $75.4 million, respectively, of U.S. dollars with maturities ranging up to 336 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended March 26, 2011, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $7.1 million. For the quarter ended March 27, 2010, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $7.9 million. These changes resulted in cumulative foreign currency translation adjustments at March 26, 2011 and March 27, 2010 of $18.7 million and $6.6 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of March 26, 2011, the Company had $30.0 million outstanding on its revolving credit agreement. As of March 27, 2010, the Company had no outstanding balance on its revolving credit agreement.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Dollar Amount
			as Part of	that
	Total	Average	Publicly	May Yet
	Number of	Price	Announced	Be Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
Period 1 (January 2, 2011 to January 29, 2011)
Common Stock Repurchase Program(1)	—	$—	—	$154,110,177
Employee Transactions(2)	1,527	31.88	—
Period 2 (January 30, 2011 to February 26, 2011)
Common Stock Repurchase Program(1)	—	$—	—	$154,110,177
Employee Transactions(2)	44,430	36.09	—
Period 3 (February 27, 2011 to March 26, 2011)
Common Stock Repurchase Program(1)	142,198	$35.57	142,198	$149,051,933
Employee Transactions(2)	24,246	36.41	—
Total for Quarter ended March 26, 2011
Common Stock Repurchase Program(1)	142,198	$35.57	142,198	$149,051,933
Employee Transactions(2)	70,203	36.11	—

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 26, 2011, January 1, 2011 and March 27, 2010, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended March 26, 2011 and March 27, 2010, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twelve weeks ended March 26, 2011 and March 27, 2010, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 3, 2011	/s/ Blake W. Krueger
Date	Blake W. Krueger
Chairman, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

May 3, 2011	/s/ Donald T. Grimes
Date	Donald T. Grimes
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 26, 2011, January 1, 2011 and March 27, 2010, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended March 26, 2011 and March 27, 2010, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twelve weeks ended March 26, 2011 and March 27, 2010, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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