Form 10-Q
period 2011-06-18
WOLVERINE WORLD WIDE INC /DE/
filed 2011-07-28
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 18, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
There were 49,284,946 shares of Common Stock, $1 par value, outstanding as of July 22, 2011.

Part I. Financial Information	4

Item 1. Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to the following:
•	changes in national, regional or global economic and market conditions;
•	the impact of financial and credit markets on the Company, its suppliers and customers;
•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;
•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;
•	currency fluctuations;
•	changes in costs of future pension funding requirements;
•	the risks of doing business in developing countries, and politically or economically volatile areas;
•	the ability to secure and protect owned intellectual property or use licensed intellectual property;
•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;
•	changes in relationships with, including the loss of, significant customers;
•
the cancellation of orders for future delivery, the failure of the Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;
•	service interruptions at shipping and receiving ports;
•	the ability to adapt to and compete in global footwear, apparel and consumer-direct markets;
•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and our success in integrating acquired businesses and new initiatives and ventures; and
•	many other matters of national, regional and global scale, including those of a political, environmental, economic, business and competitive nature.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	June 18,	January 1,	June 19,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$118,478	$150,400	$110,120
Accounts receivable, less allowances
June 18, 2011 — $10,237
January 1, 2011 — $11,413
June 19, 2010 — $14,217	226,739	196,457	183,221
Inventories:
Finished products	227,289	188,647	155,363
Raw materials and work-in-process	22,582	20,008	15,410

	249,871	208,655	170,773

Deferred income taxes	13,264	13,225	9,941
Prepaid expenses and other current assets	12,719	11,397	10,687

Total current assets	621,071	580,134	484,742

Property, plant and equipment:
Gross cost	292,559	281,564	305,903
Accumulated depreciation	(215,820)	(207,167)	(235,348)

	76,739	74,397	70,555

Other assets:
Goodwill	39,888	39,014	38,064
Other non-amortizable intangibles	16,646	16,464	16,101
Cash surrender value of life insurance	37,718	36,042	36,323
Deferred income taxes	38,620	37,602	35,690
Other	2,815	2,922	3,865

	135,687	132,044	130,043

Total assets	$833,497	$786,575	$685,340

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	June 18,	January 1,	June 19,
	2011	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,599	$64,080	$43,038
Accrued salaries and wages	16,342	26,848	15,907
Income taxes	5,454	2,746	2,778
Taxes, other than income taxes	8,782	6,586	5,367
Restructuring reserve	641	1,314	3,340
Other accrued liabilities	36,094	37,046	37,139
Pension liabilities	2,018	2,018	2,044
Current maturities of long-term debt	539	517	492
Borrowings under revolving credit agreement	20,000	—	—

Total current liabilities	162,469	141,155	110,105

Long-term debt (less current maturities)	—	517	492
Deferred compensation	4,317	4,410	5,558
Pension liabilities	59,155	83,685	80,476
Other non-current liabilities	13,293	12,911	10,598

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
June 18, 2011 — 64,860,785 shares
January 1, 2011 — 63,976,387 shares
June 19, 2010 — 63,678,277 shares	64,861	63,976	63,678
Additional paid-in capital	126,682	108,286	94,316
Retained earnings	837,920	789,684	740,472
Accumulated other comprehensive income (loss)	(33,763)	(41,123)	(47,389)
Cost of shares in treasury:
June 18, 2011 — 15,632,031 shares
January 1, 2011 — 14,976,835 shares
June 19, 2010 — 14,822,207 shares	(401,437)	(376,926)	(372,966)

Total stockholders’ equity	594,263	543,897	478,111

Total liabilities and stockholders’ equity	$833,497	$786,575	$685,340

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010

Revenue	$310,139	$258,199	$641,012	$543,096
Cost of goods sold	188,022	154,093	381,096	320,420
Restructuring and other transition costs	—	425	—	1,406

Gross profit	122,117	103,681	259,916	221,270

Selling, general and administrative expenses	88,751	76,720	177,080	155,260
Restructuring and other transition costs	—	2,311	—	2,828

Operating profit	33,366	24,650	82,836	63,182

Other expenses:
Interest expense (income) — net	129	(4)	354	85
Other expense — net	973	395	393	165

	1,102	391	747	250

Earnings before income taxes	32,264	24,259	82,089	62,932

Income taxes	8,301	7,037	22,246	18,251

Net earnings	$23,963	$17,222	$59,843	$44,681

Net earnings per share (see Note 2):
Basic	$0.49	$0.35	$1.23	$0.91
Diluted	$0.48	$0.35	$1.20	$0.89

Cash dividends declared per share	$0.12	$0.11	$0.24	$0.22
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Thousands of Dollars)
(Unaudited)

	24 Weeks Ended
	June 18,	June 19,
	2011	2010

OPERATING ACTIVITIES
Net earnings	$59,843	$44,681
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	7,082	7,059
Amortization	473	795
Deferred income taxes	(1,093)	(649)
Stock-based compensation expense	7,377	5,110
Excess tax benefits from stock-based compensation	(1,770)	(873)
Pension expense	8,078	7,517
Pension contribution	(31,800)	(10,400)
Restructuring and other transition costs	—	4,234
Cash payments related to restructuring and other transition costs	(673)	(6,912)
Other	(224)	8,510
Changes in operating assets and liabilities:
Accounts receivable	(28,369)	(21,639)
Inventories	(38,398)	(15,693)
Other operating assets	(1,160)	1,214
Accounts payable	7,671	1,276
Income taxes	2,708	(11,856)
Other operating liabilities	(9,464)	(2,041)

Net cash (used in) provided by operating activities	(19,719)	10,333

INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,182)	(5,102)
Other	(1,410)	(890)

Net cash used in investing activities	(10,592)	(5,992)

FINANCING ACTIVITIES
Net borrowings under revolving credit obligations	20,000	—
Cash dividends paid	(11,194)	(10,799)
Purchase of common stock for treasury	(23,146)	(47,193)
Other	9,336	7,529

Net cash used in financing activities	(5,004)	(50,463)
Effect of foreign exchange rate changes	3,393	(4,197)

Decrease in cash and cash equivalents	(31,922)	(50,319)

Cash and cash equivalents at beginning of the period	150,400	160,439

Cash and cash equivalents at end of the period	$118,478	$110,120

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
(Unaudited)
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor footwear and apparel; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market its own brands as well as branded footwear and apparel from other manufacturers and a leathers division that markets Wolverine Performance Leathers™.
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
The Company records provisions against gross revenue for estimated returns and cash discounts in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical returns, historical discounts taken and analysis of credit memorandum activity.
Cost of Goods Sold
Cost of goods sold include the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
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
June 18, 2011 and June 19, 2010
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
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
Numerator:
Net earnings	$23,963	$17,222	$59,843	$44,681
Adjustment for earnings allocated to nonvested restricted common stock	(403)	(273)	(992)	(670)

Net earnings used in calculating basic earnings per share	23,560	16,949	58,851	44,011
Adjustment for earnings reallocated from nonvested restricted common stock	12	6	31	15

Net earnings used in calculating diluted earnings per share	$23,572	$16,955	$58,882	$44,026

Denominator:
Weighted average shares outstanding	49,439,698	49,160,001	49,366,041	49,376,607
Adjustment for nonvested restricted common stock	(1,490,880)	(1,248,223)	(1,435,262)	(1,170,522)

Shares used in calculating basic earnings per share	47,948,818	47,911,778	47,930,779	48,206,085
Effect of dilutive stock options	1,342,848	1,056,525	1,311,765	1,043,953

Shares used in calculating diluted earnings per share	49,291,666	48,968,303	49,242,544	49,250,038

Net earnings per share:
Basic	$0.49	$0.35	$1.23	$0.91
Diluted	$0.48	$0.35	$1.20	$0.89
Options to purchase 379,231 and 289,369 shares of common stock for the 12 and 24 weeks ended June 18, 2011, respectively, and 851,533 and 989,145 shares of common stock for the 12 and 24 weeks ended June 19, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarters then-ended and they were, therefore, anti-dilutive.
3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at June 19, 2010	$38,064	$16,101	$54,165
Intangibles acquired	—	273	273
Foreign currency translation effects	950	90	1,040

Balance at January 1, 2011	39,014	16,464	55,478
Intangibles acquired	—	105	105
Intangibles disposed	—	(11)	(11)
Foreign currency translation effects	874	88	962

Balance at June 18, 2011	$39,888	$16,646	$56,534

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
(Unaudited)
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	June 18,	January 1,	June 19,
	2011	2011	2010
Foreign currency translation adjustments	$18,846	$11,548	$4,532
Fair value of foreign exchange contracts, net of taxes	(1,753)	(1,815)	1,816
Pension adjustments, net of taxes	(50,856)	(50,856)	(53,737)

Accumulated other comprehensive income (loss)	$(33,763)	$(41,123)	$(47,389)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
Net earnings	$23,963	$17,222	$59,843	$44,681
Other comprehensive income (loss):
Foreign currency translation adjustments	159	(2,042)	7,298	(9,945)
Change in fair value of foreign exchange contracts, net of taxes	1,367	3,227	62	5,362

Comprehensive income	$25,489	$18,407	$67,203	$40,098

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
The other business units in the following tables consist of the Company’s consumer-direct, leather and pigskin procurement operations. Substantially all of the assets of Wolverine Procurement, Inc. were sold to a third-party buyer on December 29, 2010. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At June 18, 2011, the Company owned and operated 92 retail stores in the United States, Canada and the United Kingdom and operated 45 consumer-direct websites. The other business units distribute products through retail and wholesale channels.
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
(Unaudited)
Business segment information is as follows:

	12 Weeks Ended June 18, 2011
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$275,278	$34,861	$—	$310,139
Intersegment revenue	10,883	508	—	11,391
Earnings (loss) before income taxes	39,481	2,522	(9,739)	32,264
Total assets	637,928	63,022	132,547	833,497

	24 Weeks Ended June 18, 2011
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$579,594	$61,418	$—	$641,012
Intersegment revenue	19,906	873	—	20,779
Earnings (loss) before income taxes	98,940	1,464	(18,315)	82,089
Total assets	637,928	63,022	132,547	833,497

	12 Weeks Ended June 19, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$225,147	$33,052	$—	$258,199
Intersegment revenue	9,149	777	—	9,926
Earnings (loss) before income taxes	31,330	2,237	(9,308)	24,259
Total assets	520,097	43,393	121,850	685,340

	24 Weeks Ended June 19, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$486,785	$56,311	$—	$543,096
Intersegment revenue	16,568	1,506	—	18,074
Earnings (loss) before income taxes	79,246	845	(17,159)	62,932
Total assets	520,097	43,393	121,850	685,340

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
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
At June 18, 2011 and June 19, 2010, a liability of $1,227 and an asset of $1,988, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 18, 2011 and June 19, 2010.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 18, 2011 and June 19, 2010, foreign exchange contracts with a notional value of $113,368 and $91,900, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 24 weeks ended June 18, 2011 and June 19, 2010. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
For the 12 weeks ended June 18, 2011 and June 19, 2010, the Company recognized a net loss of $555 and a net gain of $676, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended June 18, 2011 and June 19, 2010, the Company reclassified gains of $595 and $991, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 24 weeks ended June 18, 2011 and June 19, 2010, the Company recognized net losses of $1,555 and $203, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 24 weeks ended June 18, 2011 and June 19, 2010, the Company reclassified gains of $1,595 and $2,408, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
(Unaudited)
7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company recognized compensation expense of $4,095 and $7,377 and related income tax benefits of $1,318 and $2,370 for grants under its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 18, 2011, respectively. For the 12 and 24 weeks ended June 19, 2010, the Company recognized compensation expense of $2,555 and $5,110 and related income tax benefits of $791 and $1,557, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 18, 2011 and June 19, 2010, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.45 and $6.94 per share for 24 weeks ended June 18, 2011 and June 19, 2010, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
Expected market price volatility (1)	38.5%	37.2%	38.6%	37.9%
Risk-free interest rate (2)	1.6%	2.1%	1.8%	1.9%
Dividend yield (3)	1.6%	1.7%	1.6%	1.9%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 147,797 and 895,116 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the 12 and 24 weeks ended June 18, 2011, respectively. During the 12 and 24 weeks ended June 18, 2011, the Company cancelled 5,563 and 9,528 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures. The Company issued 154,658 and 1,017,829 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the 12 and 24 weeks ended June 19, 2010, respectively. During the 12 and 24 weeks ended June 19, 2010, the Company cancelled 17,328 and 21,081 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
8. PENSION EXPENSE
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010
Service cost pertaining to benefits earned during the period	$1,500	$1,322	$3,000	$2,644
Interest cost on projected benefit obligations	3,075	2,936	6,150	5,871
Expected return on pension assets	(3,323)	(2,877)	(6,646)	(5,754)
Net amortization loss	2,787	2,378	5,574	4,756

Net pension expense	$4,039	$3,759	$8,078	$7,517

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2011 and June 19, 2010
(Unaudited)
9. LITIGATION AND CONTINGENCIES
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, in management’s opinion the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $710 and $1,664, respectively, for the 12 and 24 weeks ended June 18, 2011. For the 12 and 24 weeks ended June 19, 2010, the Company incurred royalty expense of $728 and $1,467, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $767 and $1,451 for the 12 and 24 weeks ended June 18, 2011, respectively. For the 12 and 24 weeks ended June 19, 2010, the Company incurred advertising expense of $669 and $1,281, respectively.
10. RESTRUCTURING AND OTHER TRANSITION COSTS
On January 7, 2009, the Company’s Board of Directors approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed at June 19, 2010. Accordingly, the Company did not incur any restructuring or other transition costs for the 12 and 24 weeks ended June 18, 2011. The Company incurred restructuring and other transition costs of $2,736 ($1,943 on an after-tax basis), or $0.04 per diluted share, and $4,234 ($3,087 on an after-tax basis), or $0.06 per diluted share, for the 12 and 24 weeks ended June 19, 2010, respectively.
Restructuring
The Company did not incur restructuring charges for the 12 and 24 weeks ended June 18, 2011. Prior to completion of the restructuring plan, the Company incurred restructuring charges of $1,823 ($1,337 on an after-tax basis), or $0.03 per diluted share, for the 12 weeks ended June 19, 2010 and $2,239 ($1,632 on an after-tax basis), or $0.03 per diluted share, for the 24 weeks ended June 19, 2010.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

	Severance and	Facility exit costs
	employee related	and other	Total
Balance at June 19, 2010	$1,324	$2,016	$3,340
Amounts paid or utilized	(1,037)	(989)	(2,026)

Balance at January 1, 2011	$287	$1,027	$1,314
Amounts paid or utilized	(287)	(386)	(673)

Balance at June 18, 2011	$—	$641	$641

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line item titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs incurred during the 12 and 24 weeks ended June 18, 2011. Other transition costs were $913 ($686 on an after-tax basis), and $1,995 ($1,454 on an after-tax basis), respectively, for the 12 and 24 weeks ended June 19, 2010.
11. NEW ACCOUNTING STANDARDS
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010 (the first quarter of fiscal 2011 for the Company). The adoption of this ASU is not expected to have a material impact on the Company’s goodwill impairment evaluation as the Company does not currently have reporting units with zero or negative carrying amounts.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the disclosure requirements regarding supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (the first quarter of fiscal 2011 for the Company). The Company will provide the supplementary pro forma information in connection with any future business combinations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement and is intended to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The ASU sets forth common U.S. GAAP and IFRS requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in the ASU are effective during interim and annual periods beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company). Early adoption is not permitted. This standard impacts disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends the FASB Accounting Standards CodificationTM (the “Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company). Early adoption is permitted. This standard impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; delivering supply chain excellence; complementing its footwear brands with strong apparel and accessories offerings; and building a more substantial global consumer-direct footprint.
The Company’s portfolio consists of 12 brands that were marketed in approximately 190 countries and territories at June 18, 2011. The diverse brand portfolio and broad geographic reach position the Company for robust organic growth. The Company controls distribution of its brands into the market via wholesale and retail operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets (Asia Pacific, Latin America and certain other countries in continental Europe), the Company relies on a network of third-party distributors and licensees to market products bearing its brands. The Company operated 92 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 45 consumer-direct websites at June 18, 2011.
2011 FINANCIAL OVERVIEW
•
Revenue for the second quarter of 2011 increased to $310.1 million, 20.1% above second quarter 2010 revenue of $258.2 million, reflecting continued strong organic growth across all operating groups and major geographic regions.

•
Gross margin for the second quarter of 2011 of 39.4% was 80 basis points lower than the comparable period in the prior year. The decrease resulted primarily from temporary production issues in the quarter related to Company-owned manufacturing operations and a reserve related to a Bates boot program with the U.S. military, as product and input cost increases and unfavorable mix were essentially offset by strategic selling price increases and the favorable impact of foreign exchange.

•
Operating expenses as a percentage of revenue decreased to 28.6% in the second quarter of 2011, from 30.6% in the second quarter of 2010 reflecting strong revenue growth and the absence of $2.3 million of restructuring and other transition costs incurred in the second quarter of 2010.

•
The effective tax rate in the second quarter of 2011 decreased to 25.7% from 29.0% in the second quarter of 2010 driven by the settlement of a state tax audit, more favorable dispersion of taxable income to lower tax rate jurisdictions and the impact of the U.S. research and development tax credit that was not in effect for the first two quarters of 2010.

•
Diluted earnings per share for the second quarter of 2011 were $0.48 per share compared to $0.35 per share for the second quarter of 2010, the latter of which included the impact of $0.04 per share of restructuring and other transition costs in 2010.

•	Accounts receivable increased 23.8% in the second quarter of 2011 compared to the second quarter of 2010, driven primarily by the increase and timing of revenue in the quarter.

•
Inventory increased $79.1 million, or 46.3%, in the second quarter of 2011 compared to the second quarter of 2010, reflecting higher product costs, the effect of a weaker U.S. dollar, strategic purchases of core product from third-party suppliers prior to announced price increases, inventory for new collections and the solid outlook for the balance of the fiscal year.

•	The Company declared cash dividends of $0.12 per share in the second quarter of 2011 compared to $0.11 per share in the second quarter of 2010, a 9.1% increase.

•	During the second quarter of 2011, the Company repurchased approximately 479,000 shares of common stock for approximately $18.1 million.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS — SECOND QUARTER 2011 COMPARED TO SECOND QUARTER 2010
FINANCIAL SUMMARY — SECOND QUARTER 2011 VERSUS SECOND QUARTER 2010

	2011		2010		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$275.2	88.7%	$225.1	87.2%	$50.1	22.3%
Other business units	34.9	11.3%	33.1	12.8%	1.8	5.4%

Total Revenue	$310.1	100.0%	$258.2	100.0%	$51.9	20.1%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$107.2	39.0%	$91.8	40.8%	$15.4	16.8%
Other business units	14.9	42.7%	11.9	36.0%	3.0	25.2%

Total Gross Profit	$122.1	39.4%	$103.7	40.2%	$18.4	17.7%

Selling, general and administrative expenses	$88.8	28.6%	$76.7	29.7%	$12.1	15.8%
Restructuring and other transition costs	—	—	2.3	0.9%	(2.3)	nm

Total Operating Expenses	$88.8	28.6%	$79.0	30.6%	$9.8	12.4%

Interest expense — net	$0.1	0.0%	$0.0	0.0%	$0.1	nm
Other expense — net	1.0	0.3%	0.4	0.2%	0.6	150.0%
Earnings before income taxes	32.3	10.4%	24.3	9.4%	8.0	32.9%

Net Earnings	$24.0	7.7%	$17.2	6.7%	$6.8	39.5%

Diluted earnings per share	$0.48	—	$0.35	—	$0.13	37.1%
The Company had one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In January 2011, the Company announced a realignment of the operating groups included within the branded footwear, apparel and licensing reportable segment. As a result, the Company had identified three operating segments within its branded footwear, apparel and licensing reportable segment:
•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;
•	Heritage Group, consisting of Wolverine® boots and shoes and Wolverine® brand apparel, Cat® footwear, Bates®, Harley-Davidson® footwear, and HyTest® and;
•	Lifestyle Group, consisting of Hush Puppies®, Sebago® footwear and apparel, Cushe® and Soft Style®.
The Company’s other operating segments, which do not collectively comprise a separate reportable segment, consisted of Wolverine Retail (the Company’s consumer-direct business) and Wolverine Leathers (which markets pigskin leather).

The following is supplemental information on total revenue:
TOTAL REVENUE — SECOND QUARTER

	2011		2010		Change
		% of		% of
(Millions of Dollars)	$	Total	$	Total	$	%
Outdoor Group	$127.2	41.0%	$97.9	37.9%	$29.3	30.0%
Heritage Group	102.9	33.2%	89.4	34.6%	13.5	15.1%
Lifestyle Group	41.5	13.4%	35.3	13.7%	6.2	17.6%
Other	3.6	1.1%	2.5	1.0%	1.1	44.0%

Total branded footwear, apparel and licensing revenue	$275.2	88.7%	$225.1	87.2%	$50.1	22.3%
Other business units	34.9	11.3%	33.1	12.8%	1.8	5.4%

Total Revenue	$310.1	100.0%	$258.2	100.0%	$51.9	20.1%

REVENUE
Revenue for the second quarter of 2011 increased $51.9 million from the second quarter of 2010, to $310.1 million. Continued strong performance from the branded footwear, apparel and licensing operations, driven by robust organic growth in unit volume and strategic selling price increases, generated $43.8 million of the increase. Changes in foreign exchange rates increased reported revenue for the second quarter by $6.3 million. Revenue from the other business units increased $1.8 million, led by continued organic growth in the consumer-direct business. International revenue represented 39.8% of total revenue in the second quarter of 2011 compared to 34.7% in the second quarter of 2010.
The Outdoor Group generated revenue of $127.2 million in the second quarter of 2011, a $29.3 million increase from the second quarter of 2010. Merrell® revenue increased at a rate in the mid thirties compared to the second quarter of 2010, led by the new Merrell® Barefoot Collection and strong spring product sales. Patagonia® footwear’s revenue increased at a rate in the mid twenties in the second quarter of 2011 compared to the second quarter of 2010, due to continued strong demand from key outdoor retailers. Chaco® revenue was up slightly compared to the second quarter of 2010, with its growth dampened by the cool and rainy weather impacting the spring sandal season.
The Heritage Group generated revenue of $102.9 million during the second quarter of 2011, a $13.5 million increase over the second quarter of 2010. Cat® footwear’s revenue increased at a rate in the low forties compared to the second quarter of 2010, reflecting double digit growth in every major geographic region. Bates® revenue increased at a mid single digit rate compared to the second quarter of 2010. Revenue for the Wolverine® increased at a mid single digit rate compared to the second quarter of 2010 as Wolverine® apparel continued to perform well by generating additional synergies between footwear and apparel at retail.
The Lifestyle Group recorded revenue of $41.5 million in the second quarter of 2011, a $6.2 million increase from the second quarter of 2010. Hush Puppies® revenue increased at a mid single digit rate, as continued excellent growth in the brand’s third-party licensing business were partially offset by softness in the United States. Sebago® revenue increased at a rate in the mid twenties for the second quarter of 2011 compared to the second quarter of 2010 as a result of solid organic growth in Canada, Europe and the United States, driven by strong increases in sales to both new and existing key retailers and continued investments designed to increase brand awareness. Cushe® revenue more than doubled compared to the second quarter of 2010, due to continued strong growth in all markets reflects the additional growth from international distributors, independent retailers and key specialty, outdoor and action sport accounts.
Within the Company’s other business units, Wolverine Retail reported a sales increase in the low twenties compared to the second quarter of 2010, as a result of growth from the Company’s e-commerce channel, amid single digit growth in comparable store sales from Company-owned stores and the addition of new stores in the second quarter of 2011 compared to the second quarter of 2010. Wolverine Retail operated 92 retail stores worldwide at the end of the second quarter of 2011 compared to 84 retail stores at the end of the second quarter of 2010. The Company also operated 45 consumer-direct websites as of June 18, 2011 compared to 28 sites at June 19, 2010. The Wolverine Leathers business reported a revenue decline in the mid teens, reflecting both lower demand from third-party customers and the sale of its procurement division in the fourth quarter of 2010.

GROSS MARGIN
Gross margin for the second quarter of 2011 of 39.4% was 80 basis points lower than the comparable period in the prior year. The decrease resulted primarily from temporary production issues in the quarter related to Company-owned manufacturing operations and a reserve related to a Bates boot program with the U.S. military, as product and input cost increases and unfavorable mix were essentially offset by strategic selling price increases and the favorable impact of foreign exchange.
OPERATING EXPENSES
Operating expenses of $88.8 million in the second quarter of 2011 increased $9.8 million from $79.0 million in the second quarter of 2010. The increase was primarily due to an increase in advertising and marketing designed to improve brand awareness, an increase in selling expense intended to improve the Company’s ability to serve retail customers, an increase in product development and an increase in other operating expenses that vary with revenue, such as distribution costs and sales commissions. These increases were partially offset by a $2.3 million reduction in restructuring and other transition costs due to the completion of the Company’s restructuring plan in June 2010.
INTEREST, OTHER AND TAXES
The increase in net interest expense was due primarily to the increase in revolver borrowings in the second quarter of 2011 compared to the second quarter of 2010.
The increase in other expense was due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the second quarter of 2011 was 25.7%, compared to 29.0% in the second quarter of 2010. The lower effective tax rate was driven by the settlement of a state tax audit, a more favorable dispersion of taxable income to lower tax rate jurisdictions and the inclusion of a U.S. research and development tax credit in the current year second quarter that was not reflected in the second quarter of 2010.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $24.0 million in the second quarter of 2011 compared to $17.2 million in the second quarter of 2010, an increase of $6.8 million, or 39.5%.
Diluted net earnings per share increased 37.1% in the second quarter of 2011 to $0.48 from $0.35 in the second quarter of 2010. The increase was primarily attributable to revenue growth, continued operating expense leverage and the absence of a $0.04 per share impact of restructuring and other transition costs in the prior year. The Company repurchased approximately 479,000 shares of common stock in the second quarter of 2011 for approximately $18.1 million and repurchased approximately 753,000 shares of common stock in the second quarter of 2010 for approximately $22.6 million.

RESULTS OF OPERATIONS — FIRST TWO QUARTERS 2011 COMPARED TO FIRST TWO QUARTERS 2010
FINANCIAL SUMMARY — FIRST TWO QUARTERS 2011 VERSUS FIRST TWO QUARTERS 2010

	2011		2010		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$579.6	90.4%	$486.8	89.6%	$92.8	19.1%
Other business units	61.4	9.6%	56.3	10.4%	5.1	9.1%

Total Revenue	$641.0	100.0%	$543.1	100.0%	$97.9	18.0%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$234.4	40.4%	$200.6	41.2%	$33.8	16.8%
Other business units	25.5	41.5%	20.7	36.8%	4.8	23.2%

Total Gross Profit	$259.9	40.5%	$221.3	40.7%	$38.6	17.4%

Selling, general and administrative expenses	$177.1	27.6%	$155.3	28.6%	$21.8	14.0%
Restructuring and other transition costs	—	—	2.8	0.5%	(2.8)	nm

Total Operating Expenses	$177.1	27.6%	$158.1	29.1%	$19.0	12.0%

Interest expense — net	$0.3	0.1%	$0.1	0.0%	$0.2	200.0%
Other expense — net	0.4	0.1%	0.2	0.0%	0.2	100.0%
Earnings before income taxes	82.1	12.8%	62.9	11.6%	19.2	30.5%

Net Earnings	$59.8	9.3%	$44.7	8.2%	$15.1	33.8%

Diluted earnings per share	$1.20	—	$0.89	—	$0.31	34.8%

The following is supplemental information on total revenue:
TOTAL REVENUE — FIRST TWO QUARTERS

	2011		2010		Change
		% of		% of
(Millions of Dollars)	$	Total	$	Total	$	%
Outdoor Group	$265.3	41.4%	$211.4	38.9%	$53.9	25.5%
Heritage Group	214.0	33.4%	183.3	33.7%	30.7	16.7%
Lifestyle Group	93.5	14.6%	86.8	16.0%	6.7	7.7%
Other	6.8	1.0%	5.3	1.0%	1.5	28.3%

Total branded footwear, apparel and licensing revenue	$579.6	90.4%	$486.8	89.6%	$92.8	19.1%
Other business units	61.4	9.6%	56.3	10.4%	5.1	9.1%

Total Revenue	$641.0	100.0%	$543.1	100.0%	$97.9	18.0%

REVENUE
Revenue for the first two quarters of 2011 increased $97.9 million from the first two quarters of 2010, to $641.0 million. Strong organic growth in the branded footwear, apparel and licensing operations, driven primarily by unit volume growth and strategic selling price increases, generated $83.7 million of the increase. Changes in foreign exchange rates increased reported revenue for the first two quarters by $9.1 million. Revenue from the other business units increased $5.1 million, led by solid organic growth in the consumer-direct business. International revenue represented 40.3% of total revenue in the first two quarters of 2011 compared to 34.7% in the first two quarters of 2010.
The Outdoor Group generated revenue of $265.3 million in the first two quarters of 2011, a $53.9 million increase from 2010. Merrell® revenue increased at a rate in the mid twenties compared to the first two quarters of 2010, primarily as a result of the launch of the new Merrell® Barefoot Collection, increased shipments to certain international markets and solid at-once orders from customers. Patagonia® footwear’s revenue increased at a rate in the mid twenties in the first two quarters of 2011 compared to the first two quarters of 2010 due to continued strong demand from key outdoor retailers. Chaco® revenue grew at a rate in the mid teens compared to the first two quarters of 2010 as first quarter performance was partially offset by the impact of a cool, wet spring sandal season in the second quarter of 2011.
The Heritage Group generated revenue of $214.0 million during the first two quarters of 2011, a $30.7 million increase over the first two quarters of 2010. Revenue for the Wolverine® brand increased at a rate in the mid teens compared to the first two quarters of 2010, due primarily to first quarter growth in the brand’s core work business. Cat® footwear’s revenue increased at a rate in the high twenties compared to the first two quarters of 2010, reflecting widespread growth across every major geographic region. The Bates® footwear business grew revenue at a rate in the mid teens as strong first quarter shipments of boots under a significant military purchase agreement awarded in the third quarter of 2010 were offset by a flat second quarter. Harley-Davidson® footwear revenue increased at a mid single digit rate compared to the first two quarters of 2010 due to continued solid organic growth in the European and international markets.
The Lifestyle Group recorded revenue of $93.5 million in the first two quarters of 2011, a $6.7 million increase from the first two quarters of 2010. Hush Puppies® revenue was essentially flat compared to last year, as declines in the United States and flat performance in Europe were partially offset by increases in the third-party licensing business and Canada. Sebago® revenue increased at a rate in the mid teens for the first two quarters of 2011 compared to the first two quarters of 2010 as a result of solid organic growth in the United States, Canada and Europe, driven by strong increases in sales to key retailers and investments designed to increase brand awareness. Cushe® revenue more than doubled compared to the first two quarters of 2010, driven by excellent placement in specialty, outdoor and action sports retail accounts along with the additional growth from international distributors and independent retailers.
Within the Company’s other business units, Wolverine Retail reported a sales increase in the low twenties compared to the first two quarters of 2010, as a result of continued growth from the Company’s e-commerce channel and mid single digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 92 retail stores worldwide at the end of the first two quarters of 2011 compared to 84 retail stores at the end of the first two quarters of 2010. The Company also operated 45 consumer-direct Internet sites at June 18, 2011 compared to 28 sites at June 19, 2010. The Wolverine Leathers business reported a mid single digit revenue decrease reflecting tempered demand for Wolverine’s proprietary pigskin leather from third-party customers and the sale of its procurement division in the fourth quarter of 2010.

GROSS MARGIN
Gross margin for the first two quarters of 2011 of 40.5% was 20 basis points lower than the comparable period in the prior year. The decrease primarily resulted from temporary production issues in the second quarter related to Company-owned manufacturing operations, increased product and freight costs, a slightly higher mix of lower-margin volume direct and special make up goods during the first quarter and a reserve related to a Bates boot program with the U.S. military. These were partially offset by the absence of $1.4 million of restructuring and other transition costs that were recorded in the prior year, strategic selling price increases and slightly favorable margin impact from changes in foreign exchange rates.
OPERATING EXPENSES
Operating expenses of $177.1 million in the first two quarters of 2011 increased $19.0 million from $158.1 million in the first two quarters of 2010. The increase was primarily due to increases in advertising and marketing designed to improve brand awareness, increases in selling expense intended to improve the Company’s ability to serve retail customers, increases in product development and increases in other operating expenses that vary with revenue, such as distribution costs and sales commissions. These increases were partially offset by a $2.8 million reduction in restructuring and other transition costs due to the completion of the Company’s restructuring plan in June 2010.
INTEREST, OTHER AND TAXES
The increase in net interest expense was due primarily to the increase in revolver borrowings in the first two quarters of 2011 compared to the first two quarters of 2010.
The increase in other expense was due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first two quarters of 2011 was 27.1%, compared to 29.0% in the first two quarters of 2010. The lower effective tax rate was driven by the settlement of a state tax audit in the second quarter of 2011, a more favorable dispersion of taxable income to lower tax rate jurisdictions and the inclusion of a U.S. research and development tax credit in the current year’s first two quarters that was not in effect during the first two quarters of 2010.
NET EARNINGS AND EARNINGS PER SHARE
As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $59.8 million in the first two quarters of 2011 compared to $44.7 million in the first two quarters of 2010, an increase of $15.1 million.
Diluted net earnings per share increased 34.8% in the first two quarters of 2011 to $1.20 from $0.89 in the first two quarters of 2010. The increase was primarily attributable to revenue growth the absence of a $0.06 per share impact of restructuring and other transition costs and a 150 basis point improvement in operating expenses as a percentage of revenue. The Company repurchased approximately 621,000 shares of its common stock in the first two quarters of 2011 for approximately $23.1 million and repurchased approximately 1,637,000 shares of common stock in the first two quarters of 2010 for approximately $47.2 million.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	June 18,	January 1,	June 19,	January 1,	June 19,
(Millions of dollars)	2011	2011	2010	2011	2010

Cash and cash equivalents	$118.5	$150.4	$110.1	$(31.9)	$8.4
Accounts receivable	226.7	196.5	183.2	30.2	43.5
Inventories	249.9	208.7	170.8	41.2	79.1
Accounts payable	72.6	64.1	43.0	8.5	29.6
Other current accrued liabilities	69.3	76.6	66.6	(7.3)	2.7
Interest-bearing debt	20.5	1.0	1.0	19.5	19.5

Cash (used in) provided by operating activities	(19.7)		10.3		(30.0)
Additions to property, plant and equipment	9.2		5.1		4.1
Depreciation and amortization	7.6		7.9		(0.3)
Cash and cash equivalents of $118.5 million as of June 18, 2011 were $8.4 million higher than the balance at June 19, 2010, driven by the Company’s significantly improved revenue and profit performance, as well as borrowings on the revolving credit facility, partially offset by a $31.8 million contribution to the Company’s pension plans and incremental investments in working capital to support future growth. Accounts receivable increased 23.7% compared to the second quarter of 2010, driven primarily by the increase of revenue in the quarter. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 18, 2011. As expected, inventory levels at the end of the second quarter of 2011 increased substantially from the same quarter last year, up 46.3%. The increase was primarily due to accelerated purchases of core product ahead of announced factory cost increases, the positive outlook for the balance of the fiscal year and inventory required to support new collections.
The increase in accounts payable at June 18, 2011 compared to June 19, 2010 was primarily attributable to the higher inventory levels and the timing of cash payments to vendors. The increase in other current accrued liabilities was due primarily to an increase in taxes payable due to timing of payments and increases in advertising accruals, partially offset by a decrease in the reserve for restructuring charges.
The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. The Company had $20.0 million outstanding under its revolving credit facility at June 18, 2011 and no amounts outstanding at June 19, 2010. The Company considers any balances drawn on the revolving credit facility to be short-term in nature. The Company was in compliance with all debt covenant requirements at June 18, 2011 and June 19, 2010 under the Company’s revolving credit facility. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
Net cash used in operating activities for the first two quarters of 2011 was $19.7 million compared to net cash provided by operating activities of $10.3 million for the first two quarters of 2010, a change of $30.0 million. Stronger earnings performance, lower cash payments for restructuring and the timing of tax expense payments were more than offset by $21.4 million in increased pension contributions and higher investments in working capital to support future growth.
The majority of capital expenditures during the first two quarters were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010 (the “February 2010 Program”). The February 2010 Program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. Under the February 2010 Program, the Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of 2011, and 478,747 shares at an average price of $37.74 in the second quarter of 2011. The Company repurchased 683,808 shares at an average price of $28.18 per share during the first quarter of 2010, and 752,643 shares at an average price of $29.99 in the second quarter of 2010 under the February 2010 Program. The Company has $131.0 million remaining available to repurchase shares under the February 2010 Program as of the end of the second quarter of 2011. The Company’s Board of Directors also approved a common stock repurchase program on April 19, 2007 (the “April 2007 Program”). The April 2007 Program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010 under the April 2007 Program, which exhausted the number of shares authorized for repurchase under this program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the February 2010 Program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.
The Company declared dividends of $0.12 per share, or $5.8 million, for the second quarter of 2011 and $0.11 per share, or $5.3 million, for the second quarter of 2010. The 2011 dividend is payable on August 1, 2011 to shareholders of record on July 1, 2011.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 18, 2011 and June 19, 2010, the Company had outstanding forward currency exchange contracts to purchase $113.4 million and $91.9 million, respectively, of U.S. dollars, with maturities ranging up to 336 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. For the quarter ended June 18, 2011, the weakening of the U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $0.2 million. For the quarter ended June 19, 2010, the strengthening of the U.S. dollar compared to the relevant foreign currencies decreased the value of these investments in net assets by $2.0 million. These changes resulted in cumulative foreign currency translation adjustments at June 18, 2011 and June 19, 2010 of $18.8 million and $4.5 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. At June 18, 2011, the Company had $20.0 million outstanding on its revolving credit agreement. At June 19, 2010, the Company had no outstanding balance on its revolving credit agreement.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 18, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Dollar Amount
			Purchased	that
			as Part of	May Yet
	Total	Average	Publicly	Be Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Period 1 (March 27, 2011 to April 23, 2011)
Common Stock Repurchase Program(1)	12,755	$35.72	12,755	$148,596,273
Employee Transactions(2)	454	36.16	—
Period 2 (April 24, 2011 to May 21, 2011)
Common Stock Repurchase Program(1)	164,410	$38.22	164,410	$142,312,146
Employee Transactions(2)	3,462	39.86	—
Period 3 (May 22, 2011 to June 18, 2011)
Common Stock Repurchase Program(1)	301,582	$37.57	301,582	$130,983,241
Employee Transactions(2)	2,859	37.76	—
Total for Quarter ended June 18, 2011
Common Stock Repurchase Program(1)	478,747	$37.74	478,747	$130,983,241
Employee Transactions(2)	6,775	38.72	—

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 18, 2011, January 1, 2011 and June 19, 2010, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended June 18, 2011 and June 19, 2010 and for the twenty-four weeks ended June 18, 2011 and June 19, 2010, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended June 18, 2011 and June 19, 2010, and (iv) Notes to Consolidated Condensed Financial Statements.*

*
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 28, 2011	/s/ Blake W. Krueger

Date	Blake W. Krueger
Chairman, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

July 28, 2011	/s/ Donald T. Grimes

Date	Donald T. Grimes
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 18, 2011, January 1, 2011 and June 19, 2010, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended June 18, 2011 and June 19, 2010 and for the twenty-four weeks ended June 18, 2011 and June 19, 2010, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended June 18, 2011 and June 19, 2010, and (iv) Notes to Consolidated Condensed Financial Statements.*

*
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