Form 10-Q
period 2011-09-10
WOLVERINE WORLD WIDE INC /DE/
filed 2011-10-20
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 10, 2011
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
There were 48,293,985 shares of Common Stock, $1 par value, outstanding as of October 14, 2011.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	September 10,	January 1,	September 11,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$97,902	$150,400	$95,305
Accounts receivable, less allowances:
September 10, 2011 — $10,954
January 1, 2011 — $11,413
September 11, 2010 — $14,057	278,360	196,457	238,524
Inventories:
Finished products	251,949	188,647	191,552
Raw materials and work-in-process	26,222	20,008	16,982

	278,171	208,655	208,534

Deferred income taxes	12,452	13,225	10,380
Prepaid expenses and other current assets	14,774	11,397	11,428

Total current assets	681,659	580,134	564,171

Property, plant and equipment:
Gross cost	295,082	281,564	310,285
Accumulated depreciation	(217,783)	(207,167)	(238,784)

	77,299	74,397	71,501

Other assets:
Goodwill	39,590	39,014	38,838
Other non-amortizable intangibles	16,612	16,464	16,232
Cash surrender value of life insurance	38,321	36,042	36,885
Deferred income taxes	39,456	37,602	35,656
Other	2,612	2,922	3,485

	136,591	132,044	131,096

Total assets	$895,549	$786,575	$766,768

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets — continued
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	September 10,	January 1,	September 11,
	2011	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,252	$64,080	$67,024
Accrued salaries and wages	20,810	26,848	20,629
Income taxes	19,823	2,746	14,736
Taxes, other than income taxes	11,741	6,586	8,430
Restructuring reserve	543	1,314	3,115
Other accrued liabilities	36,966	37,046	41,042
Pension liabilities	2,018	2,018	2,044
Current maturities of long-term debt	531	517	513
Borrowings under revolving credit agreement	59,500	—	—

Total current liabilities	214,184	141,155	157,533

Long-term debt (less current maturities)	—	517	513
Deferred compensation	4,309	4,410	5,713
Pension liabilities	62,715	83,685	83,753
Other non-current liabilities	13,375	12,911	10,736

Stockholders’ equity
Common Stock — par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
September 10, 2011 — 64,918,487 shares
January 1, 2011 — 63,976,387 shares
September 11, 2010 — 63,691,840 shares	64,918	63,976	63,692
Additional paid-in capital	132,763	108,286	97,253
Retained earnings	872,655	789,684	769,389
Accumulated other comprehensive income (loss)	(35,263)	(41,123)	(44,808)
Cost of shares in treasury:
September 10, 2011 — 16,578,741 shares
January 1, 2011 — 14,976,835 shares
September 11, 2010 — 14,980,365 shares	(434,107)	(376,926)	(377,006)

Total stockholders’ equity	600,966	543,897	508,520

Total liabilities and stockholders’ equity	$895,549	$786,575	$766,768

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Thousands of Dollars, Except Per Share Data)
(Unaudited)

	12 Weeks Ended		36 weeks Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010

Revenue	$361,590	$320,396	$1,002,601	$863,492
Cost of goods sold	214,907	191,825	596,003	512,245
Restructuring and other transition costs	—	—	—	1,406

Gross profit	146,683	128,571	406,598	349,841

Selling, general and administrative expenses	90,242	80,670	267,325	235,930
Restructuring and other transition costs	—	—	—	2,828

Operating profit	56,441	47,901	139,273	111,083

Other expenses:
Interest expense — net	293	56	647	141
Other expense (income) — net	(257)	(244)	136	(79)

	36	(188)	783	62

Earnings before income taxes	56,405	48,089	138,490	111,021

Income taxes	15,970	13,946	38,216	32,197

Net earnings	$40,435	$34,143	$100,274	$78,824

Net earnings per share (see Note 2):
Basic	$0.84	$0.71	$2.06	$1.62
Diluted	$0.82	$0.70	$2.01	$1.59

Cash dividends declared per share	$0.12	$0.11	$0.36	$0.33
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Thousands of Dollars)
(Unaudited)

	36 weeks Ended
	September 10,	September 11,
	2011	2010

OPERATING ACTIVITIES
Net earnings	$100,274	$78,824
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	10,700	10,692
Amortization	713	1,177
Deferred income taxes	(1,893)	(562)
Stock-based compensation expense	10,160	7,747
Excess tax benefits from stock-based compensation	(2,271)	(907)
Pension expense	12,117	11,275
Pension contribution	(31,800)	(10,400)
Restructuring and other transition costs	—	4,234
Cash payments related to restructuring and other transition costs	(771)	(6,185)
Other	2,890	7,509
Changes in operating assets and liabilities:
Accounts receivable	(81,679)	(76,107)
Inventories	(68,608)	(53,207)
Other operating assets	(3,272)	696
Accounts payable	(2,175)	25,296
Income taxes payable	17,077	102
Other operating liabilities	(575)	7,478

Net cash (used in) provided by operating activities	(39,113)	7,662

INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,470)	(9,365)
Other	(1,858)	(1,431)

Net cash used in investing activities	(15,328)	(10,796)

FINANCING ACTIVITIES
Net borrowings under revolving credit obligations	59,500	—
Cash dividends paid	(17,018)	(16,115)
Purchase of common stock for treasury	(55,795)	(51,247)
Other	12,448	7,883

Net cash used in financing activities	(865)	(59,479)
Effect of foreign exchange rate changes	2,808	(2,521)

Decrease in cash and cash equivalents	(52,498)	(65,134)

Cash and cash equivalents at beginning of the period	150,400	160,439

Cash and cash equivalents at end of the period	$97,902	$95,305

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
All amounts are in thousands of dollars except share and per share data, and elsewhere as noted.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (“the Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor footwear and apparel; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers and a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
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
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
2. EARNINGS PER SHARE
The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 weeks Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Numerator:
Net earnings	$40,435	$34,143	$100,274	$78,824
Adjustment for earnings allocated to non-vested restricted common stock	(667)	(541)	(1,660)	(1,203)

Net earnings used in calculating basic earnings per share	39,768	33,602	98,614	77,621
Adjustment for earnings reallocated from non-vested restricted common stock	22	13	54	27

Net earnings used in calculating diluted earnings per share	$39,790	$33,615	$98,668	$77,648

Denominator:
Weighted average shares outstanding	48,935,385	48,731,526	49,222,489	49,161,580
Adjustment for non-vested restricted common stock	(1,472,537)	(1,237,987)	(1,447,687)	(1,193,308)

Shares used in calculating basic earnings per share	47,462,848	47,493,539	47,774,802	47,968,272
Effect of dilutive stock options	1,267,681	869,952	1,298,245	986,131

Shares used in calculating diluted earnings per share	48,730,529	48,363,491	49,073,047	48,954,403

Net earnings per share:
Basic	$0.84	$0.71	$2.06	$1.62
Diluted	$0.82	$0.70	$2.01	$1.59
Options to purchase 388,522 and 321,915 shares of common stock for the 12 and 36 weeks ended September 10, 2011, respectively, and 966,342 and 1,030,595 shares of common stock for the 12 and 36 weeks ended September 11, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarters then-ended and they were, therefore, anti-dilutive.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Trademarks	Total
Balance at September 11, 2010	$38,838	$16,232	$55,070
Intangibles acquired	—	226	226
Foreign currency translation effects	176	6	182

Balance at January 1, 2011	39,014	16,464	55,478
Intangibles acquired	—	105	105
Intangibles disposed	—	(10)	(10)
Foreign currency translation effects	576	53	629

Balance at September 10, 2011	$39,590	$16,612	$56,202

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The ending accumulated other comprehensive income (loss) is as follows:

	September 10,	January 1,	September 11,
	2011	2011	2010
Foreign currency translation adjustments	$15,475	$11,548	$8,042
Fair value of foreign exchange contracts, net of taxes	118	(1,815)	887
Pension adjustments, net of taxes	(50,856)	(50,856)	(53,737)

Accumulated other comprehensive income (loss)	$(35,263)	$(41,123)	$(44,808)

The reconciliation from net earnings to comprehensive income is as follows:

	12 Weeks Ended		36 weeks Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Net earnings	$40,435	$34,143	$100,274	$78,824
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,371)	3,510	3,927	(6,435)
Change in fair value of foreign exchange contracts, net of taxes	1,871	(929)	1,933	4,433

Comprehensive income	$38,935	$36,724	$106,134	$76,822

5. BUSINESS SEGMENTS
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue from this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating segments aggregated into the branded footwear, apparel and licensing reportable segment all manufacture, source, market and distribute products in a similar manner.
The other business units in the following tables consist of the Company’s consumer-direct, leather and pigskin procurement operations. Substantially all of the assets of Wolverine Procurement, Inc. were sold to a third-party buyer on December 29, 2010. These other operations do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At September 10, 2011, the Company owned and operated 92 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 45 consumer-direct websites. The other business units distribute products through retail and wholesale channels.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.
Business segment information is as follows:

	12 Weeks Ended September 10, 2011
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$332,696	$28,894	$—	$361,590
Intersegment revenue	14,016	597	—	14,613
Earnings (loss) before income taxes	64,669	806	(9,070)	56,405
Total assets	717,392	61,956	116,201	895,549

	36 weeks Ended September 10, 2011
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$912,286	$90,315	$—	$1,002,601
Intersegment revenue	33,923	1,469	—	35,392
Earnings (loss) before income taxes	163,610	2,268	(27,388)	138,490
Total assets	717,392	61,956	116,201	895,549

	12 Weeks Ended September 11, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$289,903	$30,493	$—	$320,396
Intersegment revenue	10,355	607	—	10,962
Earnings (loss) before income taxes	54,142	1,464	(7,517)	48,089
Total assets	600,625	47,580	118,563	766,768

	36 weeks Ended September 11, 2010
	Branded
	Footwear,
	Apparel and	Other
	Licensing	Business Units	Corporate	Consolidated
Revenue	$776,688	$86,804	$—	$863,492
Intersegment revenue	26,923	2,113	—	29,036
Earnings (loss) before income taxes	133,388	2,309	(24,676)	111,021
Total assets	600,625	47,580	118,563	766,768

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
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
At September 10, 2011 and September 11, 2010, an asset of $1,334 and a liability of $246, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 10, 2011 and September 11, 2010.
The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 10, 2011 and September 11, 2010, foreign exchange contracts with a notional value of $69,413 and $75,955, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 308 days. These contracts have been designated as cash flow hedges.
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within cost of goods sold in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 36 weeks ended September 10, 2011 and September 11, 2010. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
For the 12 weeks ended September 10, 2011 and September 11, 2010, the Company recognized a net loss of $469 and a net gain of $560, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended September 10, 2011 and September 11, 2010, the Company reclassified gains of $581 and $33, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 36 weeks ended September 10, 2011 and September 11, 2010, the Company recognized a net loss of $2,024 and a net gain of $357, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 36 weeks ended September 10, 2011 and September 11, 2010, the Company reclassified gains of $2,176 and $2,441, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company recognized compensation expense of $2,783 and $10,160 and related income tax benefits of $908 and $3,278 for grants under its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 10, 2011, respectively. For the 12 and 36 weeks ended September 11, 2010, the Company recognized compensation expense of $2,611 and $7,747 and related income tax benefits of $814 and $2,366, respectively, for grants under its stock-based compensation plans.
Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 10, 2011 and September 11, 2010, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted for the 36 weeks ended September 10, 2011 and September 10, 2010 was $10.47 and $6.96, respectively, using the following weighted-average assumptions:

	12 Weeks Ended		36 weeks Ended
	September 10,	September 11,	September 10,	September 11,
	2011	2010	2011	2010
Expected market price volatility (1)	38.8%	37.9%	38.6%	37.9%
Risk-free interest rate (2)	1.1%	1.4%	1.8%	1.9%
Dividend yield (3)	1.4%	1.6%	1.6%	1.9%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 160,209 and 1,055,325 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the 12 and 36 weeks ended September 10, 2011, respectively. During the 12 and 36 weeks ended September 10, 2011, the Company cancelled 75,423 and 84,951 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures. The Company issued 14,942 and 1,032,771 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the 12 and 36 weeks ended September 11, 2010, respectively. During the 12 and 36 weeks ended September 11, 2010, the Company cancelled 1,379 and 22,460 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
8. PENSION EXPENSE
A summary of net pension and Supplemental Executive Retirement Plan costs recognized by the Company is as follows:

	12 Weeks Ended		36 weeks Ended
	September 10, 2011	September 11, 2010	September 10, 2011	September 11, 2010
Service cost pertaining to benefits earned during the period	$1,500	$1,322	$4,500	$3,966
Interest cost on projected benefit obligations	3,075	2,935	9,225	8,806
Expected return on pension assets	(3,323)	(2,877)	(9,969)	(8,631)
Net amortization loss	2,787	2,378	8,361	7,134

Net pension expense	$4,039	$3,758	$12,117	$11,275

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
9. LITIGATION AND CONTINGENCIES
The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the U.S. Environmental Protection Agency has notified the Company that it is a potentially responsible party with respect to environmental remediation. These remediation claims are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of costs between responsible parties and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, it is management’s opinion that the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is management’s opinion that the outcome of these items will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2011	2012	2013	2014	2015	Thereafter
Minimum royalties	$1,455	$750	$900	$1,200	$1,500	$—
Minimum advertising	$2,091	$1,999	$2,059	$2,121	$2,184	$4,169
Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $743 and $2,407, respectively, for the 12 and 36 weeks ended September 10, 2011, and has met the minimum royalty requirements for 2011. For the 12 and 36 weeks ended September 11, 2010, the Company incurred royalty expense of $772 and $2,239, respectively, and met the minimum royalty requirements for 2010.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $794 and $2,245 for the 12 and 36 weeks ended September 10, 2011, respectively, and has met the minimum advertising requirements for 2011. For the 12 and 36 weeks ended September 11, 2010, the Company incurred advertising expense of $738 and $2,065, respectively, and met the minimum advertising requirements for 2010.
10. RESTRUCTURING AND OTHER TRANSITION COSTS
On January 7, 2009, the Company’s Board of Directors approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed at June 19, 2010. Accordingly, the Company did not incur any restructuring or other transition costs for the 12 and 36 weeks ended September 10, 2011, and for the 12 weeks ended September 11, 2010. The Company incurred restructuring and other transition costs of $4,234 ($3,087 on an after-tax basis), or $0.06 per diluted share, for the 36 weeks ended September 11, 2010.
Restructuring
The Company did not incur restructuring charges for the 12 and 36 weeks ended September 10, 2011, or for the 12 weeks ended September 11, 2010. The Company incurred restructuring charges of $2,239 ($1,632 on an after-tax basis), or $0.03 per diluted share, for the 36 weeks ended September 11, 2010.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

	Severance and	Facility exit costs
	employee related	and other	Total
Balance at September 11, 2010	$926	$2,189	$3,115
Amounts paid or utilized	(639)	(1,162)	(1,801)

Balance at January 1, 2011	$287	$1,027	$1,314
Amounts paid or utilized	(287)	(484)	(771)

Balance at September 10, 2011	$—	$543	$543

Other Transition Costs
Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line item titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs incurred during the 12 and 36 weeks ended September 10, 2011, or the 12 weeks ended September 11, 2010. Other transition costs were $1,995 ($1,454 on an after-tax basis), for the 36 weeks ended September 11, 2010.
11. NEW ACCOUNTING STANDARDS
In December 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010 (the first quarter of fiscal 2011 for the Company). The adoption of this ASU did not have and is not expected to have a material impact on the Company’s goodwill impairment evaluation as the Company does not currently have reporting units with zero or negative carrying amounts.
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
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement and is intended to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU sets forth common U.S. GAAP and IFRS requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in the ASU are effective during interim and annual periods beginning after December 15, 2011 (the first quarter of fiscal 2012 for the Company). Early adoption is not permitted. This standard impacts disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2011 and September 11, 2010
(Unaudited)
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
The Company’s portfolio consists of 12 brands that were marketed in approximately 190 countries and territories at September 10, 2011. The diverse brand portfolio and broad geographic reach position the Company for robust organic growth. The Company manages the distribution of its brands into the market via wholesale and retail operations in the United States, Canada, the United Kingdom and certain other countries in continental Europe. In other markets (Asia Pacific, Latin America and certain other counties in continental Europe), the Company relies on a network of third-party distributors and licensees to market products bearing its brand names. At September 10, 2011, the Company operated 92 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 45 consumer-direct websites.
2011 FINANCIAL OVERVIEW
•
Revenue for the third quarter of 2011 was $361.6 million, a 12.9% increase over third quarter 2010 revenue of $320.4 million. The increase was driven by strong growth from two of the Company’s operating segments, the Outdoor Group and Lifestyle Group, and consumer direct businesses.

•
Gross margin for the third quarter of 2011 of 40.6% represents an increase of 44 basis points from the comparable period in the prior year. The increase resulted from favorable brand mix, strategic selling price increases, and lower air freight costs, partially offset by higher product costs.

•	Operating expenses as a percentage of revenue decreased to 25.0% in the third quarter of 2011, from 25.2% in the third quarter of 2010.

•	Diluted earnings per share for the third quarter of 2011 were $0.82 per share compared to $0.70 per share for the third quarter of 2010.

•	Accounts receivable at quarter-end increased 16.7% compared to the third quarter of 2010, driven by the increased revenue in the quarter.

•
Inventory at quarter-end increased $69.6 million, or 33.4%, compared to the third quarter of 2010, reflecting additional inventory to support new collections and increased at-once orders, higher product costs and the effect of a weaker U.S. dollar.

•	The Company declared cash dividends of $0.12 per share in the third quarter of 2011 compared to $0.11 per share in the third quarter of 2010, a 9.1% increase.

•	During the third quarter of 2011, the Company repurchased approximately 948,000 shares of common stock for approximately $32.7 million.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS — THIRD QUARTER 2011 COMPARED TO THIRD QUARTER 2010
FINANCIAL SUMMARY — THIRD QUARTER 2011 VERSUS THIRD QUARTER 2010

	2011		2010		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$332.7	92.0%	$289.9	90.5%	$42.8	14.8%
Other business units	28.9	8.0%	30.5	9.5%	(1.6)	(5.2%)

Total revenue	$361.6	100.0%	$320.4	100.0%	$41.2	12.9%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$133.7	40.2%	$116.4	40.2%	$17.3	14.9%
Other business units	13.0	45.0%	12.2	40.0%	0.8	6.6%

Total gross profit	$146.7	40.6%	$128.6	40.1%	$18.1	14.1%

Selling, general and administrative expenses	$90.2	25.0%	$80.7	25.2%	$9.5	11.8%

Interest expense — net	$0.3	0.1%	$0.1	0.0%	$0.2	200.0%
Other income — net	(0.3)	(0.1%)	(0.2)	(0.1%)	(0.1)	(50.0% )
Earnings before income taxes	56.5	15.6%	48.1	15.0%	8.4	17.5%

Net Earnings	$40.4	11.2%	$34.1	10.6%	$6.3	18.5%

Diluted earnings per share	$0.82		$0.70		$0.12	17.1%
The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In January 2011, the Company announced a realignment of the operating groups included within the branded footwear, apparel and licensing reportable segment. As a result, the Company now identifies three operating segments within its branded footwear, apparel and licensing reportable segment:
•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;

•	Heritage Group, consisting of Wolverine® boots and shoes and Wolverine® brand apparel, Cat® footwear, Bates®, Harley-Davidson® footwear, and HyTest®; and

•	Lifestyle Group, consisting of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, Cushe® and Soft Style®.
The Company’s other operating segments, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail (the Company’s consumer-direct business) and Wolverine Leathers (which markets pigskin leather).

The following is supplemental information on total revenue:
TOTAL REVENUE — THIRD QUARTER

	2011		2010		Change
		% of		% of
(Millions of Dollars)	$	Total	$	Total	$	%
Outdoor Group	$145.4	40.2%	$121.3	37.9%	$24.1	19.9%
Heritage Group	128.0	35.4%	119.9	37.4%	8.1	6.8%
Lifestyle Group	55.5	15.3%	45.6	14.2%	9.9	21.7%
Other	3.8	1.1%	3.1	1.0%	0.7	22.6%

Total branded footwear, apparel and licensing revenue	$332.7	92.0%	$289.9	90.5%	$42.8	14.8%
Other business units	28.9	8.0%	30.5	9.5%	(1.6)	(5.2%)

Total Revenue	$361.6	100.0%	$320.4	100.0%	$41.2	12.9%

REVENUE
Revenue for the third quarter of 2011 increased $41.2 million from the third quarter of 2010, to $361.6 million. Strong organic growth in the branded footwear, apparel and licensing operations, driven primarily by unit volume growth and strategic selling price increases, generated $34.5 million of the increase. Changes in foreign exchange rates increased reported revenue for the third quarter by $8.3 million. Revenue from the other business units decreased $1.6 million, as a decline in the Leathers business more than offset increases in revenue from the Company’s consumer direct channel. International revenue represented 44.1% of total revenue in the third quarter of 2011 compared to 41.5% in the third quarter of 2010.
The Outdoor Group generated revenue of $145.4 million in the third quarter of 2011, a $24.1 million increase from the third quarter of 2010. Merrell® revenue increased at a rate in the high teens compared to the third quarter of 2010, led by the new Merrell® Barefoot Collection, the new Merrell® Origins Collection and strong organic growth in Merrell® Apparel. Patagonia® footwear’s revenue increased at a rate in the mid thirties in the third quarter of 2011 compared to the third quarter of 2010, due to continued strong demand from key outdoor retailers. Chaco® revenue increased at a rate in the low forties compared to the third quarter of 2010, as the Company continues to expand distribution of the brand in the United States.
The Heritage Group generated revenue of $128.0 million during the third quarter of 2011, an $8.1 million increase over the third quarter of 2010. Cat® footwear’s revenue increased at a rate in the mid-teens compared to the third quarter of 2010, reflecting double digit growth in every major geographic region. Bates® revenue decreased at a low single digit rate compared to the third quarter of 2010. Wolverine® revenue increased at a high single digit rate compared to the third quarter of 2010, driven by continued strong growth in core work and rugged casual shipments. Harley-Davidson® revenue decreased at a rate in the high teens compared to the third quarter of 2010, reflecting the impact of brand repositioning.
The Lifestyle Group recorded revenue of $55.5 million in the third quarter of 2011, a $9.9 million increase from the third quarter of 2010. Hush Puppies® revenue increased at a rate in the high teens primarily due to an increase in the third-party licensing business. Sebago® revenue increased at a high single digit rate for the third quarter of 2011 compared to the third quarter of 2010 as a result of solid organic growth in Canada, Europe and the United States, driven by increases in sales to both new and existing key retailers and the positive impact of ongoing investments designed to increase brand awareness. Cushe® revenue more than doubled compared to the third quarter of 2010, reflecting additional growth from international distributors, independent retailers and key specialty, outdoor and action sport accounts.
Within the Company’s other business units, Wolverine Retail reported a sales increase in the high teens compared to the third quarter of 2010, as a result of growth from the Company’s e-commerce channel, mid-single digit growth in comparable store sales from Company-owned stores, and the addition of new stores in the third quarter of 2011 compared to the third quarter of 2010. Wolverine Retail operated 92 retail stores worldwide at the end of the third quarter of 2011 compared to 87 retail stores at the end of the third quarter of 2010. The Company also operated 45 consumer-direct websites as of September 10, 2011 compared to 32 sites at September 11, 2010. The Wolverine Leathers business reported a revenue decline in the low fifties, reflecting both lower demand for pigskin leather from third-party customers and the divestiture of its low-margin procurement division in the fourth quarter of 2010.
GROSS MARGIN
Gross margin for the third quarter of 2011 of 40.6% was 44 basis points higher than the comparable period in the prior year. The increase resulted primarily from favorable brand mix, the benefit from strategic selling price increases and lower freight costs, partially offset by higher product costs.

OPERATING EXPENSES
Operating expenses of $90.2 million in the third quarter of 2011 increased $9.5 million from $80.7 million in the third quarter of 2010. The increase was primarily due to an increase in advertising and marketing designed to improve brand awareness, an increase in selling expense intended to improve the Company’s ability to serve retail customers, the weakening of the U.S. dollar, and increases in operating expenses that vary with revenue, such as distribution costs and sales commissions.
INTEREST, OTHER AND TAXES
The increase in net interest expense was due primarily to the increase in revolver borrowings in the third quarter of 2011 compared to the third quarter of 2010.
The increase in other income was due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the third quarter of 2011 was 28.3%, compared to 29.0% in the third quarter of 2010. The lower effective tax rate was driven by a more favorable dispersion of taxable income to lower tax rate jurisdictions.
NET EARNINGS AND EARNINGS PER SHARE
As a result of increased revenue, higher gross margin and improved operating expense as a percent of revenue, the Company had net earnings of $40.4 million in the third quarter of 2011 compared to $34.1 million in the third quarter of 2010, an increase of $6.3 million, or 18.5%.
Diluted net earnings per share increased 17.1% in the third quarter of 2011 to $0.82 from $0.70 in the third quarter of 2010. The increase was primarily attributable to revenue growth, higher gross margin and operating expense leverage. The Company repurchased approximately 948,000 shares of common stock in the third quarter of 2011 for approximately $32.7 million and repurchased approximately 158,700 shares of common stock in the third quarter of 2010 for approximately $4.0 million.

RESULTS OF OPERATIONS — FIRST THREE QUARTERS 2011 COMPARED TO FIRST THREE QUARTERS 2010
FINANCIAL SUMMARY — FIRST THREE QUARTERS 2011 VERSUS FIRST THREE QUARTERS 2010

	2011		2010		Change
		% of		% of
(Millions of Dollars, Except Per Share Data)	$	Total	$	Total	$	%
Revenue
Branded footwear, apparel and licensing	$912.3	91.0%	$776.7	89.9%	$135.6	17.5%
Other business units	90.3	9.0%	86.8	10.1%	3.5	4.0%

Total revenue	$1,002.6	100.0%	$863.5	100.0%	$139.1	16.1%

		% of		% of
	$	Revenue	$	Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$368.1	40.3%	$316.9	40.8%	$51.2	16.2%
Other business units	38.5	42.6%	32.9	37.9%	5.6	17.0%

Total gross profit	$406.6	40.6%	$349.8	40.5%	$56.8	16.2%

Selling, general and administrative expenses	$267.3	26.7%	$236.0	27.3%	$31.3	13.3%
Restructuring and other transition costs	—	—	2.8	0.3%	(2.8)	nm

Total operating expenses	$267.3	26.7%	$238.8	27.7%	$28.5	11.9%

Interest expense — net	$0.7	0.1%	$0.1	0.0%	$0.6	600.0%
Other expense (income) — net	0.1	0.0%	(0.1)	0.0%	0.2	200.0%
Earnings before income taxes	138.5	13.8%	111.0	12.9%	27.5	24.8%

Net Earnings	$100.3	10.0%	$78.8	9.1%	$21.5	27.3%

Diluted earnings per share	$2.01	—	$1.59	—	$0.42	26.4%

The following is supplemental information on total revenue:
TOTAL REVENUE — FIRST THREE QUARTERS

	2011		2010		Change
		% of		% of
(Millions of Dollars)	$	Total	$	Total	$	%
Outdoor Group	$410.7	41.0%	$332.7	38.5%	$78.0	23.4%
Heritage Group	341.9	34.1%	303.2	35.1%	38.7	12.8%
Lifestyle Group	149.0	14.8%	132.4	15.3%	16.6	12.5%
Other	10.7	1.1%	8.4	1.0%	2.3	27.4%

Total branded footwear, apparel and licensing revenue	$912.3	91.0%	$776.7	89.9%	$135.6	17.5%
Other business units	90.3	9.0%	86.8	10.1%	3.5	4.0%

Total Revenue	$1,002.6	100.0%	$863.5	100.0%	$139.1	16.1%

REVENUE
Revenue for the first three quarters of 2011 increased $139.1 million from the first three quarters of 2010, to $1,002.6 million. Strong organic growth in the branded footwear, apparel and licensing operations, driven primarily by unit volume growth and strategic selling price increases, generated $121.7 million of the increase. Changes in foreign exchange rates increased reported revenue for the first three quarters by $17.4 million. Revenue from the other business units increased $3.5 million, led by solid organic growth in the consumer-direct business. International revenue represented 41.7% of total revenue in the first three quarters of 2011 compared to 39.3% in the first three quarters of 2010.
The Outdoor Group generated revenue of $410.7 million in the first three quarters of 2011, a $78.0 million increase from 2010. Merrell® revenue increased at a rate in the mid-twenties compared to the first three quarters of 2010, primarily as a result of the launch of the new Merrell® Barefoot Collection, increased shipments to certain international markets and solid at-once orders from customers. Patagonia® footwear’s revenue increased at a rate in the high twenties in the first three quarters of 2011 compared to the first three quarters of 2010 due to continued strong demand from key outdoor retailers. Chaco® revenue grew at a rate in the high teens compared to the first three quarters of 2010 as strong growth in the first and third quarters of 2011 was only partially offset by the impact of a cool, wet spring sandal season in the second quarter of 2011.
The Heritage Group generated revenue of $341.9 million during the first three quarters of 2011, a $38.7 million increase over the first three quarters of 2010. Revenue for the Wolverine® brand increased at a rate in the low teens compared to the first three quarters of 2010, due primarily to growth in the brand’s core work business. Cat® footwear’s revenue increased at a rate in the mid-twenties compared to the first three quarters of 2010, led by widespread growth across every major geographic region. The Bates® footwear business grew revenue at a rate in the low teens as strong first quarter shipments of boots under a significant military purchase agreement were offset by flat second and third quarters. Harley-Davidson® footwear revenue decreased at a low single digit rate compared to the first three quarters of 2010 as organic growth in the European and international markets through the first two quarters was offset by the impact of brand repositioning.
The Lifestyle Group recorded revenue of $149.0 million in the first three quarters of 2011, a $16.6 million increase from the first three quarters of 2010. Hush Puppies® revenue increased at a rate in the mid-single digits compared to the first three quarters of 2010, as declines in the United States were more than offset by increases in the third-party licensing business and growth in Europe and Canada. Sebago® revenue increased at a rate in the low teens for the first three quarters of 2011 compared to the first three quarters of 2010 as a result of solid organic growth in the United States, Canada and Europe, driven by strong increases in sales to key retailers and investments designed to increase brand awareness. Cushe® revenue more than doubled compared to the first three quarters of 2010, driven by excellent placement in specialty, outdoor and action sports retail accounts along with the additional growth from international distributors and independent retailers.
Within the Company’s other business units, Wolverine Retail reported a sales increase in the high teens compared to the first three quarters of 2010, as a result of continued growth from the Company’s e-commerce channel and mid-single digit growth in comparable store sales from Company-owned stores. Wolverine Retail operated 92 retail stores worldwide at the end of the first three quarters of 2011 compared to 87 retail stores at the end of the first three quarters of 2010. The Company also operated 45 consumer-direct Internet sites at September 10, 2011 compared to 32 sites at September 11, 2010. The Wolverine Leathers business reported a revenue decrease at a rate in the low twenties, reflecting tempered demand for Wolverine Leathers’ proprietary pigskin leather from third-party customers and the sale of its procurement division in the fourth quarter of 2010.

GROSS MARGIN
Gross margin for the first three quarters of 2011 of 40.6% was essentially flat compared to the prior year. Gross margin benefited in fiscal year 2011 compared to fiscal year 2010 primarily from favorable brand mix, the benefit from selling price increases, lower air freight costs and the absence of $1.4 million of restructuring and other transition costs that were recorded in fiscal 2010. These benefits were primarily offset by higher product costs in fiscal 2011 compared to fiscal 2010.
OPERATING EXPENSES
Operating expenses of $267.3 million in the first three quarters of 2011 increased $28.5 million from $238.8 million in the first three quarters of 2010. The increase was primarily due to increases in advertising and marketing expenses designed to improve brand awareness, increases in selling expense intended to improve the Company’s ability to serve retail customers, increases in product development and increases in operating expenses that vary with revenue, such as distribution costs and sales commissions. These increases were partially offset by a $2.8 million reduction in restructuring and other transition costs due to the completion of the Company’s restructuring plan in June 2010.
INTEREST, OTHER AND TAXES
The increase in net interest expense was due primarily to the increase in revolver borrowings in the first three quarters of 2011 compared to the first three quarters of 2010.
The increase in other (income) expense was due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.
The Company’s effective tax rate for the first three quarters of 2011 was 27.6%, compared to 29.0% in the first three quarters of 2010. The lower effective tax rate was driven by the favorable settlement of a state tax audit in the second quarter of 2011 and more favorable dispersion of taxable income to lower tax rate jurisdictions.
NET EARNINGS AND EARNINGS PER SHARE
As a result of increased revenue, stable gross margin and improved operating expense as a percent of revenue, the Company had net earnings of $100.3 million in the first three quarters of 2011 compared to $78.8 million in the first three quarters of 2010, an increase of $21.5 million.
Diluted net earnings per share increased 26.4% in the first three quarters of 2011 to $2.01 from $1.59 in the first three quarters of 2010. The increase was primarily attributable to revenue growth, the absence of a $0.06 per share impact of restructuring and other transition costs and operating expense leverage. The Company repurchased approximately 1,569,000 shares of its common stock in the first three quarters of 2011 for approximately $55.8 million and repurchased approximately 1,795,000 shares of common stock in the first three quarters of 2010 for approximately $51.2 million.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
	September 10,	January 1,	September 11,	January 1,	September 11,
(Millions of dollars)	2011	2011	2010	2011	2010

Cash and cash equivalents	$97.9	$150.4	$95.3	$(52.5)	$2.6
Accounts receivable	278.4	196.5	238.5	81.9	39.9
Inventories	278.2	208.7	208.5	69.5	69.7
Accounts payable	62.3	64.1	67.0	(1.8)	(4.7)
Other current accrued liabilities	91.9	76.6	90.0	15.3	1.9
Interest-bearing debt	60.0	1.0	1.0	(59.0)	(59.0)

Cash (used in) provided by operating activities activities	(39.1)		7.7		(46.8)
Additions to property, plant and equipment	13.5		9.4		4.1
Depreciation and amortization	11.4		11.9		(0.5)
Cash and cash equivalents of $97.9 million as of September 10, 2011 were $2.6 million higher than the balance at September 11, 2010. Accounts receivable increased $39.9 million compared to the third quarter of 2010, driven primarily by increased revenue in the quarter. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 10, 2011. As expected, inventory levels at the end of the third quarter of 2011 increased substantially from the same quarter last year, up $69.7 million. The increase was primarily due to higher product costs and additional inventory to support revenue growth and new collections.
The slight decrease in accounts payable at September 10, 2011 compared to September 11, 2010 was primarily attributable to timing of payments made to suppliers. The slight increase in other current accrued liabilities was due primarily to an increase in taxes payable due to timing of payments, and a higher advertising accrual, partially offset by a decrease in the reserve for restructuring charges.
The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. The Company had $59.5 million outstanding under its revolving credit facility at September 10, 2011 and no amounts outstanding at September 11, 2010. The Company considers any balances drawn on the revolving credit facility to be short-term in nature. The Company was in compliance with all debt covenant requirements at September 10, 2011 and September 11, 2010 under the Company’s revolving credit facility. Proceeds from the revolving credit facility, along with cash flows from operations, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
Net cash used in operating activities for the first three quarters of 2011 was $39.1 million compared to net cash provided by operating activities of $7.7 million for the first three quarters of 2010, a change of $46.8 million. Stronger earnings performance, lower cash payments for restructuring and the timing of tax expense payments were more than offset by increased pension contributions in 2011 and higher investments in working capital to support future growth.
The majority of capital expenditures during the first three quarters were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010 (the “February 2010 Program”). The February 2010 Program authorized the repurchase of up to $200.0 million in common stock over a four-year period. Under the February 2010 Program, the Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of 2011, 478,747 shares at an average price of $37.74 in the second quarter of 2011 and 948,256 shares at an average price of $34.45 in the third quarter of 2011. The Company repurchased 683,808 shares at an average price of $28.18 per share during the first quarter of 2010, and 752,643 shares at an average price of $29.99 in the second quarter of 2010, and 158,700 shares at an average price of $25.51 per share during the third quarter of 2010 under the February 2010 Program. The Company has approximately $98.3 million remaining available to repurchase shares under the February 2010 Program as of the end of the third quarter of 2011. The Company’s

Board of Directors also approved a common stock repurchase program on April 19, 2007 (the “April 2007 Program”). The April 2007 Program authorized the repurchase of up to 7.0 million shares of common stock over a 36-month period beginning on the effective date of the program. The Company repurchased 199,996 shares at an average price of $26.52 per share during the first quarter of 2010 under the April 2007 Program, which exhausted the number of shares authorized for repurchase under this program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the February 2010 Program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.
The Company declared dividends of $0.12 per share, or $5.7 million, for the third quarter of 2011 and $0.11 per share, or $5.3 million, for the third quarter of 2010. The 2011 dividend is payable on November 1, 2011 to shareholders of record on October 3, 2011.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 10, 2011 and September 11, 2010, the Company had outstanding forward currency exchange contracts to purchase $69.4 million and $76.0 million, respectively, of U.S. dollars, with maturities ranging up to 308 days.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. For the quarter ended September 10, 2011, the strengthening of the U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $3.4 million. For the quarter ended September 11, 2010, the weakening of the U.S. dollar compared to the relevant foreign currencies increased the value of these investments in net assets by $3.5 million. These changes resulted in cumulative foreign currency translation adjustments at September 10, 2011 and September 11, 2010 of $15.5 million and $8.0 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. At September 10, 2011, the Company had $59.5 million outstanding on its revolving credit agreement. At September 11, 2010, the Company had no outstanding balance on its revolving credit agreement.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 10, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Dollar Amount that
			as Part of	May Yet
	Total	Average	Publicly	Be Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Period 1 (June 18, 2011 to July 16, 2011)
Common Stock Repurchase Program(1)	—	$—	—	$130,983,241
Employee Transactions(2)	5,793	42.11	—
Period 2 (July 17, 2011 to August 13, 2011)
Common Stock Repurchase Program(1)	496,906	$35.73	496,906	$113,226,692
Employee Transactions(2)	2,462	40.52	—
Period 3 (August 14, 2011 to September 10, 2011)
Common Stock Repurchase Program(1)	451,350	$33.04	451,350	$98,315,167
Employee Transactions(2)	14,373	34.91	—
Total for Quarter ended September 10, 2011
Common Stock Repurchase Program(1)	948,256	$34.45	948,256	$98,315,167
Employee Transactions(2)	22,628	37.36	—

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

ITEM 6. Exhibits
Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

10/20/2011	/s/ Blake W. Krueger

Date	Blake W. Krueger
Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

10/20/2011	/s/ Donald T. Grimes

Date	Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended September 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 10, 2011, January 1, 2011 and September 11, 2010, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended September 10, 2011 and September 11, 2010 and for the thirty-six weeks ended September 10, 2011 and September 11, 2010, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the thirty-six weeks ended September 10, 2011 and September 11, 2010, and (iv) Notes to Consolidated Condensed Financial Statements.*

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