Form 10-K
period 2011-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 2012-02-29
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 17, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $1,851,731,010. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 24, 2012: 48,662,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 19, 2012 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings, and legal compliance risks;

•	currency fluctuations;

•	changes in future pension funding requirements or pension expenses;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

•

the failure of the Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;

•	service interruptions at shipping and receiving ports;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and our success in integrating acquired businesses and implementing new initiatives and ventures; and

•	many other matters of national, regional and global scale, including those of a political, environmental, economic, business and competitive nature.

These uncertainties could cause a material difference between a forward-looking statement and an actual outcome. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.         Business

General

Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel, performance outdoor footwear and apparel, industrial work shoes, boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

Approximately 52 million pairs/units of the Company’s branded footwear and apparel were sold in the fiscal year ended December 31, 2011 (“fiscal year 2011”) in more than 190 countries and territories around the world. The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed under widely recognized brand names, including Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style® and Wolverine®. The Company believes that its primary competitive advantages are its well-recognized brand names, its patented proprietary designs and comfort technologies, its wide range of distribution channels and its diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar, Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.

The Company’s brands are sold at various price points targeting a wide range of consumers of casual, work and outdoor footwear and apparel. The Company also licenses some of its brands for use on products other than footwear or apparel. The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In January 2011, the Company realigned the operating groups included in the branded footwear, apparel and licensing reportable segment. As a result, the Company now identifies three operating groups within its reportable segment: (i) the Outdoor Group, consisting of Merrell®, Patagonia® and Chaco® footwear, and Merrell® brand apparel and accessories, (ii) the Heritage Group, consisting of Wolverine® boots and shoes and Wolverine® brand apparel, and Cat® footwear, Bates®, Harley-Davidson® footwear and HyTest® footwear, and (iii) the Lifestyle Group, consisting of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, and Cushe® and Soft Style® footwear.

The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support. The Company directly sells its products in the United States, Canada and certain countries in Europe to a wide range of retail customers, including department stores, national chains, catalogs, specialty retailers, mass merchants and Internet retailers, and to governments and municipalities. Many of the retailers carrying Wolverine products operate multiple storefront locations. The Company’s products are marketed worldwide in more than 190 countries and territories through Company-owned wholesale and retail operations, licensees and distributors.

For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are attached as Appendix A to this Annual Report on Form 10-K. As described above, the Company has one reportable segment, branded footwear, apparel and licensing. The Company’s other operating groups consist of its consumer-direct operations and leathers operations, which are described below. Financial information regarding the Company’s reportable segment and other operating groups and financial information by geographic area is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Annual Report on Form 10-K.

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

The Company’s branded footwear, apparel and licensing operating groups for fiscal year 2011 are described below.

1.	The Outdoor Group The Outdoor Group consists of Merrell® footwear, Merrell® apparel and accessories, Patagonia® footwear and Chaco® footwear.

Merrell® Footwear: Merrell® footwear is designed to inspire and encourage everyone to increase participation in the outdoors. Known for quality, durability and comfort, the Merrell® footwear line uses a variety of proprietary designs and technologies to create footwear with unique styling, performance and comfort features for the trail or the town. Merrell® footwear products offer a wide range of styles from technical hiking, multi-sport footwear and the minimalist Merrell® Barefoot Collection to versatile, lifestyle product for more casual outdoor adventures for men, women and kids. Merrell® footwear products are sold primarily through outdoor specialty retailers, sporting goods chains, department stores, on-line retailers and catalogs. Merrell® footwear is marketed in approximately 150 countries and territories worldwide.

Merrell® Apparel and Accessories: The Merrell® apparel line extends the Merrell® commitment to an active outdoor lifestyle with a versatile line of apparel built for the summit or the street. The apparel line features stylized lifestyle silhouettes built with the technical, high performance, weather fighting materials that consumers expect from an outdoor brand. In addition to Merrell® apparel, the Outdoor Group markets Merrell® accessories, including packs, bags and luggage for men and women.

Patagonia® Footwear: Pursuant to an agreement with Lost Arrow Corporation, the Company has the exclusive footwear marketing and distribution rights under Patagonia® and other trademarks. The Patagonia® footwear line focuses primarily on casual and outdoor performance footwear. Patagonia® is a registered trademark of Patagonia, Inc.

Chaco® Footwear: The Chaco® footwear line focuses primarily on performance sandals and closed-toe products for the outdoor enthusiast.

2.	The Heritage Group The Heritage Group markets footwear, apparel and accessories products under the Wolverine® brand and footwear under the Cat®, Bates®, Harley-Davidson® and HyTest® brands.

Wolverine® Footwear: The Wolverine® brand offers high quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, which has been in existence for 129 years, markets footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, have allowed the Wolverine® brand to offer a broad line of work footwear with a focus on comfort. The Wolverine® work product line, whose target consumers are industrial workers, features work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCSTM and other technologies and comfort features into products designed for casual and outdoor sport use. The target consumers for the rugged casual line products have active lifestyles. The outdoor sport line is designed to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts.

Wolverine® Apparel and Licensing: The Heritage Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Company licenses its Wolverine® brand for use on eyewear and gloves.

Cat® Footwear: Pursuant to a license arrangement with Caterpillar, Inc., the Company has exclusive footwear marketing and distribution rights under Caterpillar®, Cat®, Cat & Design, Walking Machines® and other trademarks. The Company believes the association with Cat® equipment encourages customers to view the footwear as high-quality, rugged and durable. Cat® brand footwear products include work boots and shoes, sport boots, rugged casual and lifestyle footwear, including lines of work and casual footwear featuring iTechnology™ and Hidden Tracks® comfort features. Cat® footwear targets work and industrial users and active lifestyle users. Cat® footwear is marketed in approximately 145 countries and territories worldwide. Cat®, Caterpillar®, Cat & Design and Walking Machines® are registered trademarks of Caterpillar Inc.

Bates® Uniform Footwear: The Bates® brand is a leader in supplying footwear to military and civilian uniform users. Bates® utilizes DuraShocks®, DuraShocks SR™, CoolTech, Wolverine iCS™ and other proprietary comfort technologies in the design of its military-style boots and oxford shoes. Bates® contracts with the United States Department of Defense and the military branches of several foreign countries to supply military footwear. Civilian uniform users include individuals in police, security, postal, restaurant and other industrial occupations. Bates® products are also distributed through specialty retailers and catalogs.

Harley-Davidson® Footwear: Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has footwear marketing and distribution rights for Harley-Davidson® branded footwear. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships and other retail outlets. Harley-Davidson® is a registered trademark of H-D Michigan, Inc.

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

3.	The Lifestyle Group The Lifestyle Group consists of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, and Cushe® and Soft Style® footwear.

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

Sebago®: The Sebago® product line has been marketed since 1946 and consists primarily of performance nautical and American-inspired casual footwear for men and women, such as boat shoes and hand sewn loafers. Highly recognized Sebago® line extensions include Sebago Docksides™, Drysides™ and Athletic Marine. The Sebago® product line is marketed in approximately 125 countries and territories worldwide. The Sebago® manufacturing and design tradition of quality components, durability, comfort and “Americana” heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world. The Company also markets a classic and marine Sebago® apparel line.

Cushe®: The Cushe® business focuses on relaxed, design-led footwear for active men and women. The Cushe® Footwear business targets younger adult consumers and better-grade retailers with products ranging from sport casual footwear to sandals. Cushe® is marketed under three primary collections: Universal Traveler, Urban Safari and Coastal Supremacy.

Soft Style®: The Soft Style® product line consists primarily of women’s dress and casual footwear.

Other Businesses

In addition to its branded footwear, apparel and licensing operations, the Company also (i) operates 89 retail stores in North America and 12 retail stores in the United Kingdom that feature footwear and apparel; and (ii) operates a performance leathers business through its Wolverine Leathers Division.

1.

Wolverine Retail The Company’s consumer-direct business operates 89 North American and 12 United Kingdom-based retail stores at December 31, 2011. These stores are operated under the Hush Puppies®, Hush Puppies and FamilySM, Track’N Trail®, Sebago®, Wolverine Company Store, Rockford Footwear Depot® and Merrell® names. The Rockford Footwear Depot®, Track’N Trail®, Hush Puppies® and Hush Puppies and FamilySM retail formats carry a large selection of Company-branded products, featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Chaco®, Cushe®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates Merrell® concept stores, Hush Puppies® concept stores and Sebago® concept stores, providing a platform to showcase these brands exclusively. In addition, the Company operates 42 consumer-direct retail websites, including www.merrell.com, www.wolverine.com, www.cushe.com, www.hushpuppies.com, www.chacos.com, www.catfootwear.com, www.sebago.com and www.batesfootwear.com.

2.	The Wolverine Leathers Division The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and many products offered by the Company’s international licensees and distributors.

Marketing

The Company’s marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a consistent message for each of the Company’s core brands. Each brand operating group has dedicated marketing personnel who develop the marketing strategy for brands within that group. Marketing campaigns and strategies vary by brand and are designed to target accounts and/or end users as the brand operating groups strive to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company’s products. Components of the brand-specific plans vary and may include print, radio and television advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials, and sales and technical assistance.

The Company’s brand operating groups provide its licensees and distributors with creative direction, brand images and other materials to convey consistent brand messaging, including (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting services regarding retail store layout and design. The Company believes its brand names represent a competitive advantage, and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution

The Company uses a wide variety of domestic distribution channels and strategies to distribute its branded products:

•

The Company uses a dedicated sales force and customer service team, advertising and point-of-purchase support and maintains in-stock inventories to service department stores, national chains, specialty retailers, catalogs, independent retailers, uniform outlets and its own consumer direct business.

•

Volume direct programs ship products directly to the retail customer without going through a Company distribution center and provide products at competitive prices with limited marketing support. The Company uses these programs to service major retail, catalog, mass merchant and government customers.

•	A network of independent Shoemobile® distribution outlets distributes the Company’s work and occupational footwear at industrial facilities.

•

The Company solicits all branches of the United States military and submits bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that may or may not be exercised.

In addition to its wholesale activities, the Company also operates a consumer-direct business as described above. The Company continues to develop new programs, both independently and in conjunction with its retail customers, for the distribution of its products.

A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company’s revenue in fiscal year 2011.

The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fiscal fourth quarter versus the 12 weeks included in each of the first three fiscal quarters). The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in working capital requirements near the end of the first and third quarters. The Company meets its working capital requirements through internal free cash flow and, as needed, a revolving credit agreement.

International Operations and Global Licensing

The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and several branch offices in Europe; (ii) sales to third-party distributors for certain markets and businesses; and (iii) royalty income from a network of third-party licensees and distributors. The Company’s owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to develop sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs.

The Company continues to develop its network of licensees and distributors to market its branded products. The Company assists its licensees in designing products that are appropriate to each foreign market, but consistent with the global brand position. Pursuant to distribution or license agreements, third-party licensees and distributors either purchase goods directly from the Company and authorized third-party manufacturers or manufacture branded products themselves, consistent with Company standards. Distributors and licensees are responsible for independently marketing and distributing Company branded products in their respective territories, with product and marketing support from the Company.

Manufacturing and Sourcing

The Company directly controls the majority of the units of footwear and apparel manufactured or sourced under the Company’s brand names. The balance is controlled directly by the Company’s licensees. A substantial majority of the units sourced and/or manufactured by the Company are purchased or sourced from third parties, with the remainder produced at Company-owned facilities. The Company sources a majority of its footwear from numerous third-party manufacturers in the Asia Pacific region, South America and India. The Company maintains offices in the Asia Pacific region to facilitate and develop strategies for the sourcing and importation of quality footwear and apparel. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners & Sources,” a policy that requires that the Company’s domestic and foreign manufacturers, licensees and distributors use ethical business standards; comply with all applicable health and safety laws and regulations; commit to use environmentally safe practices; treat employees fairly with respect to wages, benefits and working conditions; and not use child or prison labor. Footwear produced by the Company is manufactured at Company-operated facilities located in Michigan and the Dominican Republic.

The Company’s owned manufacturing operations allow the Company to (i) reduce its production lead time, to more quickly respond to market demand and reduce inventory risk, (ii) lower freight, shipping and duty costs for sales to certain markets, and (iii) more closely monitor product quality. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source high quality raw materials from around the world, and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

The Company’s principal required raw material is quality leather, which it purchases from a select group of domestic and foreign suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company on a sole supplier.

The Company currently purchases all of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier to the Company for over 40 years. Alternative sources of raw pigskin are available, but with less advantageous pricing, quality and compatibility with the Company’s processing method. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.

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

Trademarks, Licenses and Patents

The Company holds a significant portfolio of registered and common law trademarks that identify its branded products. The Company’s owned trademarks include Hush Puppies®, Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form® and Track ‘N Trail®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat®, Harley-Davidson®, and Patagonia® licenses extend for three or more years and are subject to early termination for breach.

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

Order Backlog

At December 31, 2011 the Company had an order backlog of approximately $483 million compared to an order backlog of approximately $470 million at January 1, 2011, determined on a consistent basis. A majority of the backlog relates to orders for products expected to be shipped in 2012. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.

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

Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the overall footwear and apparel industries. Market shares in the non-athletic footwear and apparel industry are highly fragmented, and no one company has a dominant market position.

Research and Development

In addition to normal and recurring product development, design and styling activities, the Company engages in research and development activities related to the development of new production techniques and to the improvement of the function, performance, reliability and quality of its branded footwear and other products. For example, the Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies, which have been incorporated into the Company’s footwear. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

Environmental Matters

Compliance with domestic and foreign federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with domestic and foreign federal, state and local agencies from time to time to resolve cleanup issues at various waste sites and other regulatory issues.

Employees

As of December 31, 2011, the Company had approximately 4,435 domestic and foreign production, office and sales employees. Approximately 54 employees were covered by a single union contract that expires on March 31, 2013. The Company presently considers its employee relations to be good.

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

The Company also makes available on or through its website, free of charge, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission (“SEC”)), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These materials are also accessible on the SEC’s website at www.sec.gov.

Item 1A.         Risk Factors

Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, operating results or financial position.

The Company’s global operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. Declining consumer confidence could adversely affect demand for the Company’s products. Changes in the amount or severity of bad weather and the growth or decline of global footwear, apparel or consumer-direct markets could affect negatively consumer spending. A decline in demand for the Company’s products could reduce the Company’s revenues or profit margins.

General economic conditions and regulatory factors such as those listed above, as well as increased costs of fuel, labor, commodities, insurance and health care, may increase the Company’s cost of sales and operating expenses. Such increases could adversely affect the Company’s financial position and results of operations.

The Company operates in competitive industries and markets.

The Company competes with a large number of marketers of footwear or apparel, and consumer-direct companies. Some of these competitors are larger and have greater resources than the Company. Important elements of such competition are product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes. Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel generally change over time. The Company strives to maintain and improve its competitive position by monitoring and responding to changes in consumer preferences, increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, its results of operations and financial position may be adversely affected.

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

Foreign currency fluctuations affect the Company’s reported revenue and profitability. In addition, because the Company may employ hedging strategies over time, changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare the Company’s operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors and licensees. For a more detailed discussion of risk relating to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where the Company sources its products, or a shift in China’s manufacturing capacity away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.

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

The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. Although this source has been a reliable and consistent supplier for over 40 years, there are no assurances that it will continue as a supplier. Failure of this source to continue to supply the Company with raw pigskin or to supply the Company with raw pigskin on less favorable terms could increase the Company’s cost of raw materials for its leathers operations and, as a result, have a negative impact on the Company’s results of operations and financial position.

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

The general trend toward consolidation in retail and specialty retail could lead to fewer customers, customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry the Company’s products. In addition, changes in the channels of distribution, such as the continued growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.

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

Changes in the credit markets could adversely impact the Company’s future results of operations and financial position. If the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results. In addition, the lack of available credit and/or the increased cost of credit may significantly impair the Company’s ability to obtain additional credit to finance future expansion plans, or refinance existing credit, on favorable terms, or at all.

Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact the Company’s future revenues.

The federal government has the right to audit the Company’s performance under its government contracts. If a government audit discovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability could decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings could have an adverse effect on the Company’s results of operations and financial position.

An increase in the Company’s effective tax rate or negative determinations by domestic or foreign tax authorities could have a material adverse effect on the Company’s results of operations and financial position.

A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. federal statutory income tax rate due to discrete items and because the Company does not provide for U.S. taxes on earnings the Company considers permanently reinvested in foreign operations. The Company’s future effective tax rates could be unfavorably affected by factors including: changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; decreases in the amount of earnings in countries with low statutory tax rates; or if the Company repatriates foreign earnings for which no provision for U.S. taxes has previously been made. An increase in the Company’s effective tax rate could have a material adverse effect on the Company’s after-tax results of operations and financial position.

In addition, the Company’s income tax returns are subject to examination by the Internal Revenue Service and other domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes and establishes reserves for potential adjustments that may result from these examinations. While the Company believes the estimates used to establish these reserves are reasonable, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on the Company’s results of operations and financial position.

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

Concerns regarding acts of terrorism and international conflict have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks of doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s, or the Company’s distributors and licensees, assets and operations by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.

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

The Company periodically discovers products that are counterfeit reproductions of its products or that the Company believes otherwise infringe on its intellectual property rights. The Company has not always been able to stop production and sales of counterfeit products and infringement of the Company’s intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the United States may not be adequate to prevent imitation of its products by others. Continued sales of products that infringe the Company’s intellectual property rights could adversely affect the Company’s sales, devalue its brands and result in the shift of consumer preference away from the Company’s products.

The Company’s inability to attract and retain executive managers and other key employees, or the loss of one or more executive managers or other key employees, could adversely affect the Company’s business.

The Company depends on its executive management and other key employees. In the footwear, apparel and consumer-direct industries, competition for key executive talent is intense, and the Company’s failure to identify, attract or retain executive managers or other key employees could adversely affect its business. The Company must offer and maintain competitive compensation packages to effectively recruit and retain such individuals. Further, the loss of one or more executive managers or other key employees, or the Company’s failure to successfully implement succession planning, could adversely affect the Company, its results of operations or financial position.

Market interest rates, inflationary pressures and other pressures may lead to higher employment and pension costs for the Company.

General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under the Company’s retirement plans, including a U.S.-based defined benefit plan. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate used to determine the annual service cost related to the defined benefit plans, a change in method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

Disruption of the Company’s information technology systems could adversely affect the Company’s business.

The Company’s information technology systems are critical to the operations of its business. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations.

The Company faces risks associated with its growth strategy and acquiring businesses.

The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The Company may not be able to obtain financing that may be necessary to finance future acquisitions, on favorable terms, making any such acquisitions more expensive. Any such financing may have onerous terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into the Company’s operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly-acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may also incur costs in the preliminary stages of an acquisition that it cannot recover, but the Company may not consummate the potential acquisition for a variety of reasons.

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

As part of its growth strategy, the Company seeks to enhance the positioning of its brands, to extend its brands into complementary product categories, to expand geographically, and to expand its owned consumer-direct operations. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on the Company’s results of operations and financial position.

Changes in government regulation may increase the costs of compliance.

The Company’s business is affected by changes in government and regulatory policies in the United States and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices.

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

The market price and volume of the Company’s common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on the Company’s financial position and results of operations, a change in sentiment in the market regarding the Company’s business prospects or other factors, many of which may be outside the Company’s immediate control. Changes in the amounts and frequency of share repurchases or dividends could adversely affect the value of the Company’s common stock.

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

The Company also leases and owns various other offices and distribution centers to meet its operational requirements. In addition, the Company operates retail stores through leases with various third-party landlords. The Company conducts international operations in Canada, the United Kingdom, China, Hong Kong and continental Europe through leased distribution centers, offices and/or showrooms. The Company believes that its current facilities are suitable and adequate to meet its current needs. The Company intends to expand its U.S. and European distribution infrastructure and its brick-and-mortar retail stores to sustain future growth.

Item 3.         Legal Proceedings

The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. The Company has considered facts related to legal and regulatory matters and advice of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Supplemental Item.        Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company and the positions held with the Company as of February 29, 2012. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Kenneth A. Grady	55	General Counsel and Secretary
Donald T. Grimes	49	Senior Vice President, Chief Financial Officer and Treasurer
Michael Jeppesen	52	President, Global Operations Group
Douglas M. Jones	46	Corporate Controller
Robin J. Kleinjans-McKee	36	Vice President, Corporate Planning and Analysis
Blake W. Krueger	58	Chairman, Chief Executive Officer and President
Pamela L. Linton	62	Senior Vice President, Global Human Resources
James D. Zwiers	44	Senior Vice President and President, Outdoor Group

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

Michael Jeppesen has served the Company as President, Global Operations Group since January 2012. From 2005 to 2011, he was Senior Vice President, Design and Sourcing, for Collective Brands Inc., a wholesaler and retailer of footwear and related accessories.

Douglas M. Jones has served the Company as Corporate Controller since September 2011. From 2009 to 2011, he was the Company’s Director, Internal Audit. From 2006 to 2009, he was Director – Controls and Plant Financial Reporting for Indalex Inc., a manufacturer of extruded aluminum.

Robin J. Kleinjans-McKee has served the Company as Vice President, Corporate Planning and Analysis since September 2011. She served as the Company’s Corporate Controller from 2009 to September 2011. From 2006 to 2009, Ms. Kleinjans-McKee was the Company’s Director of Financial Reporting. From 2004 to 2006, she served as Assurance Senior Manager at BDO Seidman, LLP, a professional services firm. From 1997 to 2004, Ms. Kleinjans-McKee served in various audit positions at BDO Seidman, LLP.

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by calendar quarter for 2011 and 2010. The number of stockholders of record on February 24, 2012, was 1,634.

	2011		2010
Stock Price	High	Low	High	Low
First quarter	$37.52	$30.31	$29.76	$23.51
Second quarter	$40.48	$35.35	$32.38	$26.33
Third quarter	$43.36	$30.77	$29.99	$24.25
Fourth quarter	$39.48	$32.77	$33.00	$26.89

Cash Dividends Declared Per Share	2011	2010
First quarter	$0.12	$0.11
Second quarter	$0.12	$0.11
Third quarter	$0.12	$0.11
Fourth quarter	$0.12	$0.11

A quarterly dividend of $0.12 per share was declared during the first quarter of fiscal 2012. The Company currently expects that comparable cash dividends will be paid in future quarters in 2012.

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

Five Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal year 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 11, 2011 to October 8, 2011)
Common Stock Repurchase Program(1)	58,142	$35.06	58,142	$96,276,894
Employee Transactions(2)	319	36.01	–
Period 2 (October 9, 2011 to November 5, 2011)
Common Stock Repurchase Program(1)	44,940	$35.86	44,940	$94,665,411
Employee Transactions(2)	48,728	38.08	–
Period 3 (November 6, 2011 to December 3, 2011)
Common Stock Repurchase Program(1)	167,800	$34.88	167,800	$88,813,479
Employee Transactions(2)	1,888	37.19	–
Period 4 (December 4, 2011 to December 31, 2011)
Common Stock Repurchase Program(1)	–	$–	–	$88,813,479
Employee Transactions(2)	25,295	36.33	–
Total for Fourth Quarter ended December 31, 2011
Common Stock Repurchase Program(1)	270,882	$35.08	270,882	$88,813,479
Employee Transactions(2)	76,230	37.47	–

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200 million of common stock over a four-year period, commencing on the effective date of the program. All shares repurchased during fourth quarter of fiscal year 2011 (other than repurchases pursuant to the “Employee Transactions” set forth above) were purchased under this publicly announced program.

(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data

Five-Year Operating and Financial Summary (1)

	2011	2010	2009	2008	2007
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,409,068	$1,248,517	$1,101,056	$1,220,568	$1,198,972
Net earnings	123,287	104,470	61,912	95,821	92,886
Per share of common stock:
Basic net earnings(2)(3)	$2.54	$2.15	$1.26	$1.94	$1.75
Diluted net earnings(2)(3)	2.48	2.11	1.24	1.90	1.70
Cash dividends declared	0.48	0.44	0.44	0.44	0.36
Financial Position at Year End
Total assets	$851,652	$786,575	$712,076	$664,780	$638,378
Long-term debt	515	1,034	1,615	5	10,731

Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

(2)	Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	Basic and diluted net earnings per share have been retroactively adjusted to reflect the adoption of FASB ASC Topic 260, Earnings Per Share on January 4, 2009, for participating securities which represent unvested restricted common stock which contain non-forfeitable rights to dividends or dividend equivalents.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

BUSINESS OVERVIEW

The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; delivering supply chain excellence; complementing its footwear brands with strong apparel and accessories offerings; and expanding its global consumer-direct footprint.

The Company’s portfolio consists of 12 brands that were marketed in more than 190 countries and territories at December 31, 2011. This diverse brand portfolio and broad geographic reach position the Company for continued strong organic growth. The Company’s brands are distributed into the market via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America and certain other counties in continental Europe), the Company relies on a network of third-party distributors and licensees to market its brands. At December 31, 2011, the Company operated 101 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 42 consumer-direct websites.

2011 FINANCIAL OVERVIEW

•	Revenue for fiscal year 2011 was $1.409 billion, 12.9% above fiscal year 2010 revenue of $1.249 billion, reflecting strong performance from all of the Company’s operating divisions.

•	Gross margin for fiscal year 2011 of 39.5% was equal to the prior year, representing outstanding performance in a challenging sourcing and rising product cost environment.

•	Operating expenses as a percentage of revenue decreased to 27.4% for fiscal year 2011 compared to 28.1% for fiscal year 2010.

•

Diluted earnings per share for fiscal year 2011 were $2.48 compared to $2.11 per share for fiscal year 2010, including the impact of $0.06 per share of restructuring and other transition costs in fiscal year 2010.

•

Accounts receivable increased 12.0% in fiscal year 2011 compared to 2010, driven by a 5.6% increase in fourth quarter revenue. Days sales outstanding increased slightly in 2011 to 61.6 days from 60.5 days in 2010.

•	Inventory increased $26.1 million, or 12.5%, in fiscal year 2011 compared to fiscal year 2010, due to new product offerings and increased product costs.

•	The Company declared cash dividends of $0.48 per share in fiscal year 2011 compared to $0.44 per share declared in fiscal year 2010.

•

The Company repurchased approximately 1,840,000 shares of common stock in fiscal year 2011 for approximately $65.3 million and repurchased approximately 1,795,000 shares in fiscal year 2010 for approximately $51.2 million, both of which lowered the average shares outstanding.

OUTLOOK FOR 2012

Fiscal year 2012 revenue is expected to increase based on continued positive momentum across the brand portfolio. The Company anticipates full year revenue growth in the mid to high single digits with revenue growth weighted towards the second half of the year.

The Company expects modest gross margin growth in fiscal year 2012, driven by continued favorable shifts in brand and channel mix, strategic selling price increases and more moderate product costs. The Company anticipates modest full year operating expense deleverage as a result of increased pension expense, costs associated with expanding the Company’s U.S. and European distribution infrastructure and continued growth of the Company’s brick-and-mortar retail operations. The Company expects a full year effective tax rate of approximately 28.0% and fully diluted earnings per share growth in the mid to high single digits.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS – FISCAL 2011 COMPARED TO FISCAL 2010

FINANCIAL SUMMARY – 2011 VERSUS 2010

	2011		2010		Change
(Millions of Dollars, Except Per Share Data)
	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$1,274.1	90.4%	$1,117.6	89.5%	$156.5	14.0%
Other business units	135.0	9.6%	130.9	10.5%	4.1	3.1%
Total Revenue	$1,409.1	100.0%	$1,248.5	100.0%	$160.6	12.9%

	$	% of Revenue	$	% of Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$497.4	39.0%	$440.1	39.4%	$57.3	13.0%
Other business units	59.4	44.0%	52.5	40.1%	6.9	13.1%
Total Gross Profit	$556.8	39.5%	$492.6	39.5%	$64.2	13.0%

Selling, general and administrative expenses	$386.5	27.4%	$347.5	27.8%	$39.0	11.2%
Restructuring and other transition costs	-	-	2.8	0.2%	(2.8)	(100%	)
Total Operating Expenses	$386.5	27.4%	$350.3	28.1%	$36.2	10.3%

	2011		2010		Change
(Millions of Dollars, Except Per Share Data)
	$	% of Revenue	$	% of Revenue	$	%

Interest expense – net	$1.1	0.0%	$0.4	0.0%	$0.7	175%
Other expense (income) – net	0.3	0.0%	(1.3)	0.1%	(1.6)	nm
Earnings before income taxes	168.9	12.0%	143.2	11.5%	25.7	17.9%

Net Earnings	$123.3	8.8%	$104.5	8.4%	$18.8	18.0%

Diluted earnings per share	$2.48	-	$2.11	-	$0.37	17.5%

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. In January 2011, the Company realigned its branded operating groups, and now identifies three operating groups within its branded footwear, apparel and licensing reportable segment:

•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;
•	Heritage Group, consisting of Wolverine® boots and shoes and Wolverine® brand apparel, Cat® footwear, Bates®, Harley-Davidson® footwear, and HyTest®; and
•	Lifestyle Group, consisting of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, Cushe® and Soft Style®.

The Company’s other operating groups, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail (the Company’s consumer-direct business) and Wolverine Leathers (which markets pigskin leather primarily for use in the footwear industry).

The following is supplemental information on total revenue:

TOTAL REVENUE

	2011		2010		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$551.8	39.2%	$467.6	37.5%	$84.2	18.0%
Heritage Group	500.3	35.5%	454.6	36.4%	45.7	10.1%
Lifestyle Group	206.3	14.6%	182.9	14.6%	23.4	12.8%
Other	15.7	1.1%	12.5	1.0%	3.2	25.6%

Total branded footwear, apparel and licensing revenue	$1,274.1	90.4%	$1,117.6	89.5%	$156.5	14.0%
Other business units	135.0	9.6%	130.9	10.5%	4.1	3.1%

Total Revenue	$1,409.1	100.0%	$1,248.5	100.0%	$160.6	12.9%

REVENUE

Revenue for fiscal year 2011 increased $160.6 million from fiscal year 2010, to $1.409 billion. The growth was driven by double digit percentage increases in revenue for all three branded footwear, apparel and licensing operating groups. Revenue for the other business units increased 3.1% for fiscal year 2011. Changes in foreign exchange rates increased reported revenue by $17.3 million. International revenue represented 40.2% of total reported revenue in fiscal year 2011 compared to 38.4% in fiscal year 2010.

The Outdoor Group branded footwear, apparel and licensing operating group’s revenue increased 18.0% in fiscal year 2011 compared to fiscal year 2010. Leading the group’s growth, the Merrell® brand footwear and apparel business enjoyed increased demand for performance products, including its new Merrell® Barefoot Collection. Fueling the growth for the Merrell® branded footwear business was a mid teens percentage increase in units sold. The increase in Merrell® brand apparel was driven by a strong double digit increase in revenue generated by the Outerwear category and a low triple digit percentage increase in revenue generated by the Sportswear category. Patagonia® footwear’s revenue increased at a rate in the high teens in fiscal year 2011 due to continued strong demand from key outdoor retailers. Revenue from the Chaco® brand grew at a rate in the high teens compared to fiscal year 2010 as the brand expanded its closed-toe product offerings for fall, extending the brand’s reach to become a year-round footwear option for consumers.

The Heritage Group branded footwear, apparel and licensing operating group’s revenue increased 10.1% in fiscal year 2011 compared to fiscal year 2010. Driving the revenue growth for the group was a mid twenties percentage increase in revenue from the Cat® footwear brand and a high single digit percentage increase in revenue from Wolverine® brand footwear and apparel. The Cat® footwear revenue increase was driven by revenue growth in the mid-teens or higher in each of its major geographic regions compared to fiscal year 2010. The Wolverine® brand’s revenue grew as a result of low single digit unit volume growth in the U.S. rugged casual and core work boot business and a growth rate in the low thirties for the Wolverine® brand apparel business. Harley-Davidson® Footwear revenue decreased at a mid single digit rate compared to fiscal year 2010 as a high single digit decline in the U.S. market was partially offset by an increase at a rate in the high seventies in the European market.

The Lifestyle Group branded footwear, apparel and licensing operating group’s revenue increased 12.8% in fiscal year 2011 compared to fiscal year 2010. Revenue from the Hush Puppies® brand increased at a high single digit rate as a result of mid twenties percentage growth in its third-party licensing business; growth in the European markets at a percentage rate in the mid teens; and high single digit percentage growth in the Canadian market. These increases were partially offset by a mid single digit percentage decline in Hush Puppies® revenue in the U.S. The Sebago® brand generated a revenue growth rate in the mid teens in fiscal year 2011 as a result of its European market growing at a rate in the mid teens. The Cushe® brand revenue almost doubled compared to fiscal year 2010, fueled by strong unit volume growth of over 150% in the U.S. as the brand continues to benefit from excellent placement in specialty, outdoor and surf retail venues.

Within the Company’s other business units, Wolverine Retail reported revenue growth in the mid teens in fiscal year 2011 compared to fiscal year 2010 as a result of a high twenties percentage growth rate in the Company’s e-commerce channel and a mid single digit percentage growth rate in comparable store sales from Company-owned stores. Wolverine Retail operated 101 retail stores worldwide at the end of fiscal year 2011 and operated 88 retail stores at the end of fiscal year 2010, with sixteen new store openings in fiscal year 2011 partially offset by the closure of three existing locations during fiscal year 2011. The Wolverine Leathers business reported a revenue decline at a rate in the mid twenties, as a result of soft demand from certain key customers and the divestiture of its low-margin procurement division in the fourth quarter of 2010.

GROSS MARGIN

For fiscal year 2011, the Company’s consolidated gross margin was flat compared to fiscal year 2010. Higher product input costs and a negative shift in the mix of product sold decreased consolidated gross margin by approximately 150 basis points and 110 basis points, respectively. These decreases were offset by the positive impact from strategic selling price increases and the effect of foreign exchange.

OPERATING EXPENSES

Operating expenses increased $36.2 million, from $350.3 million in fiscal year 2010 to $386.5 million in fiscal year 2011. The higher operating expense was due to an increase at a rate in the mid teens in distribution costs, which vary with revenue and advertising and marketing expenses, designed to enhance brand awareness. In addition, selling commissions, which vary with revenue, increased at a rate in the low teens and changes in foreign exchange rates had a $5.0 million unfavorable impact on reported operating expenses. These increases were partially offset by a $2.8 million dollar reduction in restructuring and other transition costs in fiscal year 2011 compared to fiscal year 2010.

INTEREST, OTHER AND TAXES

The increase in net interest expense reflects the increase in revolver borrowings for fiscal year 2011 compared to fiscal year 2010.

The decrease in other income is related to the sale of Wolverine Procurement assets in the fourth quarter of fiscal year 2010, which resulted in a $1.1 million gain, with the remainder of the decrease due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s full year effective tax rate in fiscal year 2011 was 27.0%, compared to 27.1% in fiscal year 2010. The modestly lower effective tax rate reflects the fact that a higher percentage of the Company’s earnings in fiscal year 2011 were attributable to foreign jurisdictions where tax rates are lower than in the U.S. or nontaxable based on specific tax rulings and legislation. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $123.3 million in fiscal year 2011, compared to $104.5 million in fiscal year 2010, an increase of $18.8 million.

Diluted net earnings per share increased 17.5% in fiscal year 2011 to $2.48, from $2.11 in fiscal year 2010. The increase was attributable to increased revenue, stable gross margin and lower restructuring and other transition costs, as detailed above. The Company repurchased approximately 1,840,000 shares of common stock in fiscal year 2011 for approximately $65.3 million and repurchased approximately 1,795,000 shares in fiscal year 2010 for approximately $51.2 million, both of which lowered the average shares outstanding.

Inflation did not have a significant impact on revenue or net earnings.

RESULTS OF OPERATIONS – FISCAL 2010 COMPARED TO FISCAL 2009

FINANCIAL SUMMARY – 2010 VERSUS 2009

	2010		2009		Change
(Millions of Dollars, Except Per Share Data)
	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$1,117.6	89.5%	$991.2	90.0%	$126.4	12.8%
Other business units	130.9	10.5%	109.9	10.0%	21.0	19.1%

Total Revenue	$1,248.5	100.0%	$1,101.1	100.0%	$147.4	13.4%

	2010		2009		Change
(Millions of Dollars, Except Per Share Data)
	$	% of Revenue	$	% of Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$440.1	39.4%	$390.8	39.4%	$49.3	12.6%
Other business units	52.5	40.1%	40.9	37.2%	11.6	28.4%

Total Gross Profit	$492.6	39.5%	$431.7	39.2%	$60.9	14.1%

Selling, general and administrative expenses	$347.5	27.8%	$316.4	28.7%	$31.1	9.8%
Restructuring and other transition costs	2.8	0.2%	29.7	2.7%	(26.9)	(90.6%	)

Total Operating Expenses	$350.3	28.1%	$346.1	31.4%	$4.2	1.2%

Interest expense – net	$0.4	0.0%	$0.1	0.0%	$0.3	300.0%
Other (income) – net	(1.3)	0.1%	(0.2)	0.0%	1.1	550.0%
Earnings before income taxes	143.2	11.5%	85.7	7.8%	57.5	67.1%

Net Earnings	$104.5	8.4%	$61.9	5.6%	$42.6	68.8%

Diluted earnings per share	$2.11	-	$1.24	-	$0.87	70.2%

The following is supplemental information on total revenue:

TOTAL REVENUE

	2010		2009		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$467.6	37.5%	$416.2	37.8%	$51.4	12.3%
Heritage Group	454.6	36.4%	394.2	35.8%	60.4	15.3%
Lifestyle Group	182.9	14.6%	168.9	15.3%	14.0	8.3%
Other	12.5	1.0%	11.9	1.1%	0.6	5.0%
Total branded footwear, apparel and licensing revenue	$1,117.6	89.5%	$991.2	90.0%	$126.4	12.8%
Other business units	130.9	10.5%	109.9	10.0%	21.0	19.1%
Total Revenue	$1,248.5	100.0%	$1,101.1	100.0%	$147.4	13.4%

REVENUE

Revenue in fiscal year 2010 increased $147.4 million, to $1.249 billion. The growth was driven by increases in revenues for all three branded footwear, apparel and licensing operating groups and the Company’s other business units. The Outdoor Group and Heritage Group led the revenue growth, with revenues increasing 12.3% and 15.3%, respectively, while revenues for the other business units increased 19.1%. Changes in foreign exchange rates increased reported revenue by $4.3 million. International revenue represented 38.4% of total revenue in fiscal year 2010 compared to 37.3% in fiscal year 2009.

The Outdoor Group branded footwear, apparel and licensing operating group’s revenue increased 12.3%. Fueling growth for the group was a mid single digit percentage increase in Merrell® brand footwear unit sales, driven by an increase in units at a rate in the high teens rate in the brand’s international markets. For Merrell® brand apparel, the increase in revenue for fiscal 2010 was driven by unit sales growth in the mid fifties, attributable to strong category presentations and improved product lines. Patagonia® footwear’s revenue increased at a growth rate in the mid thirties in fiscal year 2010 compared to fiscal year 2009 due to continued strong demand from key outdoor retailers. The Chaco® brand revenue in fiscal year 2010 grew at a rate in the high teens compared to fiscal year 2009, due to the brand’s expanded distribution in the United States.

The Heritage Group branded footwear, apparel and licensing operating group’s revenue increased 15.3%. The growth drivers for the group were the Wolverine® brand and Cat® footwear, with growth at rates in the low twenties and mid teens, respectively. The revenue increase for the Wolverine® brand resulted from a U.S. revenue growth rate in the mid teens for the brand’s core work boot and rugged casual businesses. Cat® footwear’s revenue increased at a rate in the mid teens compared to fiscal year 2009, reflecting stronger sales in both the U.S. and European markets, with percentage increases in the mid teens and low twenties, respectively. Revenue from the Bates® footwear business grew at a high single digit rate as the Company began shipping military boots under a major contract awarded in the third quarter of fiscal year 2010. Harley-Davidson® footwear revenue increased at a mid single digit rate compared to fiscal year 2009 due to organic growth in the European market. HyTest® revenue increased at a rate in the low thirties due to a rebound in the safety footwear market in the United States.

The Lifestyle Group branded footwear, apparel and licensing operating group’s revenue increased 8.3%. The Hush Puppies® brand revenue increased at a low single digit rate as mid single digit percentage growth in the U.S., and a growth rate in the mid teens for the third-party licensing business was partially offset by a high single digit percentage revenue decline in the Canadian market. The Sebago® brand revenue increased at a rate in the mid teens, and the Cushe® brand more than doubled its revenue in fiscal year 2010. The Sebago® brand’s increase resulted from solid organic growth in European and third party distributor markets, with percentage increases in the mid twenties and mid teens, respectively, as the brand benefitted from investments designed to increase brand awareness. The Cushe® brand’s growth was driven by the excellent placement secured in specialty, outdoor and surf retail venues.

Within the Company’s other business units, Wolverine Retail reported a revenue growth rate in the mid teens compared to fiscal year 2009 as a result of growth in the Company’s e-commerce channel at a rate in the mid fifties and mid single-digit percentage growth in comparable store sales from Company-owned stores. Wolverine Retail operated 88 retail stores worldwide at the end of both fiscal years 2010 and 2009, with seven store openings in fiscal year 2010 offset by the closure of seven existing locations during fiscal year 2010. The Wolverine Leathers business reported a revenue percentage increase in the low thirties, due to strong demand for Wolverine’s proprietary pigskin leather from third-party customers.

GROSS MARGIN

For fiscal year 2010, the Company’s consolidated gross margin was 30 basis points higher than the prior year. Favorable shift in the mix of product sold increased consolidated gross margin by approximately 60 basis points. This increase was partially offset by the negative effect of higher product costs.

OPERATING EXPENSES

Operating expenses increased $4.2 million, from $346.1 million in fiscal year 2009 to $350.3 million in fiscal year 2010. The increase was related to a mid twenties percentage increase in advertising and marketing expenses designed to increase brand awareness; a high single digit percentage increase in selling commissions, which vary with revenue; and a mid single digit percentage increase in distribution costs, which also vary with revenue. These increases were partially offset by continued discipline in general and administrative expenses and a $26.9 million dollar reduction in restructuring and other transition costs.

INTEREST, OTHER AND TAXES

The increase in net interest expense reflected increased facility fees under the new credit agreement and increased amortization of closing costs related to the new credit facility, offset by a reduction in revolver borrowings in fiscal year 2010.

The increase in other income is due to the sale of Wolverine Procurement assets in the fourth quarter of fiscal year 2010, which resulted in a $1.1 million gain, with the remainder of the increase due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s full year effective tax rate in fiscal year 2010 was 27.1%, compared to 27.8% in fiscal year 2009. The lower effective tax rate reflects benefits from the favorable settlement of a foreign tax audit and the fact that a higher percentage of the Company’s earnings in fiscal year 2010 were attributable to foreign jurisdictions where tax rates are lower than in the U.S. or nontaxable based on specific tax rulings and legislation. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $104.5 million in fiscal year 2010 compared to $61.9 million in fiscal year 2009, an increase of $42.6 million.

Diluted net earnings per share increased 70.2% in fiscal year 2010 to $2.11 from $1.24 in fiscal year 2009. The increase was attributable to increased revenues, improved gross margin and lower restructuring and other transition costs as detailed above. The Company repurchased approximately 1,795,000 shares of common stock in fiscal year 2010 for approximately $51.2 million and repurchased approximately 406,000 shares in fiscal year 2009 for approximately $5.6 million, both of which lowered the average shares outstanding.

Inflation did not have a significant impact on revenue or net earnings.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	January 1,	Change
	2011	2011	$	%
(Millions of Dollars)
Cash and cash equivalents	$140.0	$150.4	$(10.4)	(6.9%	)
Accounts receivable	220.0	196.5	23.5	12.0%
Inventories	234.8	208.7	26.1	12.5%
Accounts payable	57.1	64.1	(7.0)	(10.9%	)
Current accrued liabilities	80.1	76.6	3.5	4.6%

Interest-bearing debt	11.5	1.0	10.5	nm

Cash provided by operating activities	78.8	67.9	10.9	16.1%
Additions to property, plant and equipment	19.4	16.4	3.0	18.3%
Depreciation and amortization	15.9	16.2	(0.3)	(1.9%	)

Cash and cash equivalents of $140.0 million as of December 31, 2011 were $10.4 million lower than the balance at January 1, 2011. The decrease was due to incremental investments in working capital and other operating assets to support future growth, partially offset by improved revenue and profit. Accounts receivable increased 12.0% compared to the end of fiscal year 2010 on a 5.6% increase in fourth quarter revenue and a slight increase in days sales outstanding. No single customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 2011. As expected, inventory levels at year end increased from 2010 year end, up 12.5%. The increase is due to new product offerings and increased product costs.

The decrease in accounts payable as of December 31, 2011 compared to January 1, 2011 was attributable to the timing of cash payments to vendors. Current accrued liabilities increased $3.5 million, or 4.6%, due to an increase at a rate in the mid sixties in accrued value added taxes and an increase at a rate in the low thirties in accrued royalties, partially offset by decreases in accrued salaries and wages and a decrease in the Company’s restructuring liability.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There was $11.0 million drawn under the revolving credit facility at December 31, 2011 and there were no amounts outstanding at January 1, 2011. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements under the revolving credit facility at both December 31, 2011 and January 1, 2011. Cash flows from operations, along with proceeds from the revolving credit facility, if needed, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

Net cash provided by operating activities in fiscal year 2011 was $78.8 million versus $67.9 million in fiscal year 2010, an increase of $10.9 million. Stronger earnings performance and lower cash payments for restructuring were partially offset by additional investments in working capital and the timing of tax and operating expense payments.

The majority of the capital expenditures for the year were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

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

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010 (the “February 2010 Program”). The February 2010 Program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of 2011, 478,747 shares at an average price of $37.74 in the second quarter of 2011, 948,256 shares at an average price of $34.45 in the third quarter of 2011 and 270,882 shares at an average price of $35.08 in the fourth quarter of 2011 under the February 2010 Program. The Company repurchased 683,808 shares at an average price of $28.18 in the first quarter of 2010, 752,643 shares at an average price of $29.99 per share during the second quarter of 2010, 158,700 shares at an average price of $25.51 per share during the third quarter and repurchased no shares during the fourth quarter of 2010 under the February 2010 Program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock under the February 2010 Program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.

	2011		2010		Cumulative
(Thousands of Dollars, Except Share Data)
Authorization effective date	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased
April 19, 2007	–	$ –	199,996	$ 5,304	7,000,000	$180,802
February 11, 2010	1,840,083	$ 65,296	1,595,151	$45,890	3,435,234	$111,186

In addition to the repurchases noted above under the Company’s Common Stock Repurchase Programs, the Company acquired 55,810 shares at an average price of $36.48 per share during fiscal year 2011 and 37,046 shares at an average price of $25.43 per share during fiscal year 2010 related to employee transactions to offset statutory minimum tax withholding that occurs upon vesting of restricted shares.

The Company declared total dividends of $0.48 per share for fiscal year 2011 and $0.44 for fiscal year 2010. On February 9, 2012, the Company declared a quarterly cash dividend of $0.12 per share of common stock, to be paid on May 1, 2012 to stockholders of record on April 2, 2012.

NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment (ASU No. 2011-08). ASU No. 2011-08 amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the applicable requirements of this ASU in the fourth quarter of 2011, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity. Under ASU 2011-05, the Company has the option to present the total of comprehensive income, the components of net income and the components of OCI in either a continuous statement of comprehensive income or in two separate continuous statements. Earnings per share would continue to be based on net income. Also in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The amendments in ASU 2011-05 should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (first quarter 2012 for the Company). The adoption of ASU 2011-05 and ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 (first quarter 2012 for the Company). The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances for the relevant periods may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase to net revenues would be recorded in the period this determination was made.

ACCOUNTS RECEIVABLE

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ inability to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine that increases or decreases to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At December 31, 2011 and January 1, 2011, management believed that it had provided sufficient reserves to address future collection uncertainties.

INVENTORY

The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries. The FIFO method is also used for all finished goods inventories of the Company’s retail business, due to the unique nature of those operations, and for certain other domestic finished goods inventories. The Company has applied these inventory cost valuation methods consistently from year to year.

The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an increase or decrease to the Company’s cost of sales and inventory is recorded in the period in which such determination was made. At December 31, 2011 and January 1, 2011, management believed that it had provided sufficient reserves for excess or obsolete inventories.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company has early-adopted the provisions of ASU 2011-08, which permits the Company to qualitatively assess indicators of the Company’s reporting unit’s fair value when it is unlikely that a reporting unit is impaired. After completing the qualitative assessment, the Company may also use assumptions about expected future operating performance and utilize a discounted cash flow analysis to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the fair value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company tests indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.

The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years ended December 31, 2011 or January 1, 2011 as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceed their respective recorded values.

INCOME TAXES

The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated outcome. The Company believes its tax accruals are adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in its consolidated statements of operations. Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.

On a periodic basis, the Company estimates what the effective tax rate will be for the full fiscal year and records a quarterly income tax provision in accordance with the projected full year rate. As the fiscal year progresses, that estimate is refined based upon actual events and the distribution of earnings in each tax jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the revised anticipated annual rate.

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

The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are rated AA- or higher by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The discount rate at year end 2011 was 5.42%. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company determined to be 8.0% in 2011. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments and to the extent that its long-term debt requirements are affected by changes in interest rates. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change during 2011 in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report on Form 10-K, the Company does not know of or expect there to be any material change in the near-term in the general nature of its primary market risk exposure.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 31, 2011 and January 1, 2011, the Company had outstanding forward currency exchange contracts to purchase $106.3 million and $111.8 million, respectively, of U.S. dollars with maturities ranging up to 336 and 364 days, respectively.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At December 31, 2011, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $11.3 million. At January 1, 2011, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $2.9 million. These changes resulted in cumulative foreign currency translation adjustments at December 31, 2011 and January 1, 2011 of $0.3 million and $11.5 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. As of December 31, 2011 the Company had $11.0 million outstanding on its revolving credit facility and had no outstanding balances on its revolving credit facility as of January 1, 2011.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 31, 2011.

CONTRACTUAL OBLIGATIONS

The Company has the following payments under contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Thousands of Dollars)
Operating leases	$133,506	18,574	32,941	29,065	52,926
Debt obligations	11,515	11,515	–	–	–
Purchase obligations (1)	198,016	198,016	–	–	–
Restructuring related obligations	330	330	–	–	–
Deferred compensation	566	148	208	37	173
Pension (2)	26,657	26,657	–	–	–
SERP	32,749	2,091	5,792	7,094	17,772
Dividends declared	5,699	5,699	–	–	–
Minimum royalties	4,350	750	2,100	1,500	–
Minimum advertising	18,662	2,360	5,369	5,696	5,237

Total (3)	$432,050	$266,140	$46,410	$43,392	$76,108

(1)	Purchase obligations primarily relate to inventory and capital expenditure commitments.
(2)	Pension obligations reflect expected pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.
(3)	The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 31, 2011 is $13.1 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

At December 31, 2011, the Company had $139.0 million of additional borrowing capacity available under a revolving credit agreement with a termination date of June 7, 2014 and $1.6 million of additional borrowing capacity under three standby letters of credit.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, under the caption “Corporate Governance” under the subheading “Board of Directors and Committees.”

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

The information regarding directors of the Company contained under the caption “Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference.

The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference.

Item 11.        Executive Compensation

The information contained under the captions “Non-Employee Director Compensation in Fiscal Year 2011,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2011 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2011,” “Pension Plans and 2011 Pension Benefits” and “Potential Payments upon Termination or Change in Control” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheadings “Risk

Considerations in Compensation Programs” and “Board of Directors and Committees” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the caption “Securities Ownership of Officers and Directors and Certain Beneficial Owners” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category[1]	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,694,984	[2,3]	$23.40	3,786,121	[4]
Equity compensation plans not approved by security holders	-		N/A	-
Total	3,694,984		$23.40	3,786,121

[1]

Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.

[2]

Includes: (i) 3,343,546 stock options awarded to employees under the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1997 Stock Incentive Plan, the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005 and the Stock Incentive Plan of 2010; and (ii) and 351,448 stock options awarded to non-employee directors under the Stock Incentive Plan of 2010, the Amended and Restated Stock Incentive Plan of 2005 and the Amended and Restated Directors’ Stock Option Plan last approved by stockholders in 2002. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.

[3]	Of this amount, 828,072 options were not exercisable as of December 31, 2011, due to vesting restrictions.
[4]

Comprised of: (i) 414,570 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 3,371,551 shares issuable under the Stock Incentive Plan of 2010.

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment of the next cash dividend on the Company’s common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. Of the 414,570 shares issuable under the Outside Directors’ Deferred Compensation Plan, 227,278 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.

The Stock Incentive Plan of 2010 is an equity-based incentive plan for officers, key employees, and directors. The Stock Incentive Plan of 2010 authorizes awards of stock options, restricted common stock, common stock, restricted stock units, and/or stock appreciation rights. The Stock Incentive Plan of 2010 provides that each share of restricted or unrestricted common stock and each restricted stock unit is counted as two shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes the grant of all stock options, which count as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.

Of the total number of shares available under column (C), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 31, 2011:

•	Outside Directors’ Deferred Compensation Plan: 414,570
•	Stock Incentive Plan of 2010: 1,685,776

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Related Party Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information contained under the caption “Independent Auditor” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 19, 2012, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Item 15(a)(1).     Financial Statements Attached as Appendix A

The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011.
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 31, 2011, January 1, 2011 and January 2, 2010.
•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2011, January 1, 2011 and January 2, 2010.
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2011, January 1, 2011 and January 2, 2010.
•	Notes to the Consolidated Financial Statements.
•	Reports of Independent Registered Public Accounting Firm.

Item 15(a)(2).    Financial Statement Schedules Attached as Appendix B

The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II—Valuation and Qualifying Accounts.

All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15(a)(3).    Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Document
3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

4.1	The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.2	Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit Number	Document
10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.13.

10.14	Executive Severance Agreement.* A participant schedule of current executive officers who are parties to this agreement is included in Exhibit 10.14

10.15	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Jeppesen, Krueger and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

Exhibit Number	Document
10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.17	Employees’ Pension Plan (Restated as amended through January 1, 2011).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.19	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.20	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.23	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.24	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.26	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.27	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.28	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.27 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.29	Form of Performance Share Award Agreement (2009 – 2011 performance period).* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.30	Form of Performance Share Award Agreement (2010 – 2012 performance period).* Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Here incorporated by reference.

Exhibit Number	Document

10.31	Form of Performance Share Award Agreement (2011 – 2013 performance period).* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Here incorporated by reference.

10.32	Form of Performance Share Award Agreement (2012 – 2014 performance period).*

10.33	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.34	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.35	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.

10.36	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.37	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.38	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101	Interactive Data File.**

*	Management contract or compensatory plan or arrangement.

**

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

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

WOLVERINE WORLD WIDE, INC.

Dated: February 29, 2012	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2012

/s/ Donald T. Grimes Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	February 29, 2012

*/s/ William K. Gerber William K. Gerber	Director	February 29, 2012

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	February 29, 2012

*/s/ Joseph R. Gromek Joseph R. Gromek	Director	February 29, 2012

*/s/ David T. Kollat David T. Kollat	Director	February 29, 2012

/s/ Blake W. Krueger Blake W. Krueger	Director	February 29, 2012

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	February 29, 2012

*/s/ Nicholas T. Long Nicholas T. Long	Director	February 29, 2012

*/s/ David P. Mehney David P. Mehney	Director	February 29, 2012

*/s/ Timothy J. O’Donovan Timothy J. O’Donovan	Director	February 29, 2012

Signature	Title	Date
*/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 29, 2012

*/s/ Michael A. Volkema Michael A. Volkema	Director	February 29, 2012

*By /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chairman, Chief Executive Officer and President	February 29, 2012

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year End
	2011	2010
(Thousands of Dollars, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$140,012	$150,400
Accounts receivable, less allowances (2011 – $12,688; 2010 – $11,413)	219,963	196,457
Inventories
Finished products	211,183	188,647
Raw materials and work-in-process	23,574	20,008
	234,757	208,655

Deferred income taxes	9,801	13,225
Prepaid expenses and other current assets	29,963	11,397
Total current assets	634,496	580,134

Property, plant and equipment:
Land	826	826
Buildings and improvements	73,926	71,724
Machinery and equipment	135,118	129,707
Software	83,809	79,307
	293,679	281,564

Accumulated depreciation	(215,190)	(207,167)
	78,489	74,397
Other assets:
Goodwill	38,894	39,014
Other non-amortizable intangibles	17,375	16,464
Cash surrender value of life insurance	38,203	36,042
Deferred income taxes	42,349	37,602
Other	1,846	2,922
	138,667	132,044
Total assets	$851,652	$786,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,099	$64,080
Accrued salaries and wages	22,635	26,848
Income taxes	2,822	2,746
Taxes, other than income taxes	8,093	6,586
Restructuring reserve	330	1,314
Other accrued liabilities	44,033	37,046
Accrued pension liabilities	2,151	2,018
Current maturities of long-term debt	515	517
Borrowings under revolving credit agreement	11,000	–
Total current liabilities	148,678	141,155

Long-term debt, less current maturities	–	517
Deferred compensation	4,113	4,410
Accrued pension liabilities	103,825	83,685
Other liabilities	16,386	12,911

Stockholders’ equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares issued, including treasury shares: 2011 – 65,019,406; 2010 – 63,976,387	65,019	63,976
Additional paid-in capital	138,585	108,286
Retained earnings	889,765	789,684
Accumulated other comprehensive income (loss)	(71,029)	(41,123)
Cost of shares in treasury: 2011 – 16,848,374 shares; 2010 – 14,976,835 shares	(443,690)	(376,926)
Total stockholders’ equity	578,650	543,897
Total liabilities and stockholders’ equity	$851,652	$786,575

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Fiscal Year
	2011	2010	2009
(Thousands of Dollars, Except Share and Per Share Data)
COMMON STOCK OUTSTANDING
Balance at beginning of the year	$63,976	$62,764	$61,656
Common stock issued under stock incentive plans, net of forfeitures (2011 – 1,043,019 shares; 2010 – 1,212,463 shares; 2009 – 1,108,112 shares)	1,043	1,212	1,108
Balance at end of the year	65,019	63,976	62,764
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	108,286	81,021	64,696
Stock-based compensation expense	14,074	11,543	8,649
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	4,919	6,289	2,050
Income tax benefits	4,071	4,094	1,427
Issuance of performance-based shares (2011 – 206,148 shares; 2010 – 215,027 shares; 2009 – 286,006 shares)	7,550	5,197	4,507
Issuance of treasury shares (2011 –24,354 shares; 2010 – 25,829 shares; 2009 – 32,455 shares)	(315)	142	(111)
Net change in employee notes receivable	–	–	(197)
Balance at end of the year	138,585	108,286	81,021
RETAINED EARNINGS
Balance at beginning of the year	789,684	706,439	666,027
Net earnings	123,287	104,470	61,912
Cash dividends declared (2011 – $0.48 per share; 2010 – $0.44 per share; 2009 – $0.44 per share)	(23,206)	(21,225)	(21,500)
Balance at end of the year	889,765	789,684	706,439
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of the year	(41,123)	(42,806)	(42,834)
Foreign currency translation adjustments	(11,290)	(2,929)	15,349
Change in fair value of foreign exchange contracts, net of taxes (2011 – $(2,346); 2010 – $(750); 2009 – $3,482)	5,110	1,731	(7,469)
Pension adjustments, net of taxes (2011 – $12,776; 2010 – $(1,551); 2009 – $4,228	(23,726)	2,881	(7,852)
Balance at end of the year	(71,029)	(41,123)	(42,806)
COST OF SHARES IN TREASURY
Balance at beginning of the year	(376,926)	(325,385)	(319,623)
Common stock acquired for treasury (2011 – 1,895,893 shares; 2010 – 1,832,193 shares; 2009 – 454,205 shares)	(67,388)	(52,190)	(6,566)
Issuance of treasury shares (2011 – 24,354 shares; 2010 – 25,829 shares; 2009 – 32,455 shares)	624	649	804
Balance at end of the year	(443,690)	(376,926)	(325,385)
Total stockholders’ equity at end of the year	$578,650	$543,897	$482,033
COMPREHENSIVE INCOME
Net earnings	$123,287	$104,470	$61,912
Foreign currency translation adjustments	(11,290)	(2,929)	15,349
Change in fair value of foreign exchange contracts, net of taxes	5,110	1,731	(7,469)
Pension adjustments, net of taxes	(23,726)	2,881	(7,852)
Total comprehensive income	$93,381	$106,153	$61,940

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2011	2010	2009
(Thousands of Dollars, Except Per Share Data)

Revenue	$1,409,068	$1,248,517	$1,101,056
Cost of goods sold	852,316	754,537	663,461
Restructuring and other transition costs	–	1,406	5,873
Gross profit	556,752	492,574	431,722

Selling, general and administrative expenses	386,534	347,499	316,378
Restructuring and other transition costs	–	2,828	29,723
Operating profit	170,218	142,247	85,621

Other expenses (income):
Interest expense	1,395	571	494
Interest income	(370)	(184)	(383)
Other expense (income)—net	283	(1,366)	(182)
	1,308	(979)	(71)

Earnings before income taxes	168,910	143,226	85,692

Income taxes	45,623	38,756	23,780

Net earnings	$123,287	$104,470	$61,912

Net earnings per share (see Note 1):
Basic	$2.54	$2.15	$1.26
Diluted	$2.48	$2.11	$1.24

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2011	2010	2009
(Thousands of Dollars)
OPERATING ACTIVITIES
Net earnings	$123,287	$104,470	$61,912
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,870	14,509	15,932
Amortization	1,037	1,692	1,689
Deferred income taxes	7,676	(4,298)	(7,845)
Stock-based compensation expense	14,074	11,543	8,943
Excess tax benefits from stock-based compensation	(3,255)	(1,362)	(462)
Pension contribution	(31,800)	(10,400)	(2,600)
Pension expense	17,502	16,286	15,891
Restructuring and other transition costs	–	4,234	35,596
Cash payments related to restructuring and other transition costs	(984)	(7,516)	(20,653)
Other	11,271	3,524	(7,929)
Changes in operating assets and liabilities:
Accounts receivable	(24,802)	(32,466)	9,817
Inventories	(28,120)	(51,173)	44,500
Other operating assets	(18,559)	1,080	3,103
Accounts payable	(7,054)	21,672	(7,326)
Income taxes	76	(11,888)	12,817
Other operating liabilities	3,595	7,959	5,224
Net cash provided by operating activities	78,814	67,866	168,609

INVESTING ACTIVITIES
Business acquisitions	–	–	(7,954)
Additions to property, plant and equipment	(19,397)	(16,370)	(11,670)
Proceeds from sales of property, plant and equipment	50	1,756	–
Other	(3,236)	(2,424)	(2,679)
Net cash used in investing activities	(22,583)	(17,038)	(22,303)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolver	11,000	–	(59,500)
Payments of long-term debt	(530)	(538)	–
Payments of capital lease obligations	–	–	(5)
Cash dividends paid	(22,737)	(21,414)	(21,502)
Purchase of common stock for treasury	(67,388)	(52,190)	(6,566)
Proceeds from shares issued under stock incentive plans	14,083	13,631	7,867
Excess tax benefits from stock-based compensation	3,255	1,362	462
Net cash used in financing activities	(62,317)	(59,149)	(79,244)
Effect of foreign exchange rate changes	(4,302)	(1,718)	3,875
Increase (decrease) in cash and cash equivalents	(10,388)	(10,039)	70,937

Cash and cash equivalents at beginning of the year	150,400	160,439	89,502
Cash and cash equivalents at end of the year	$140,012	$150,400	$160,439

OTHER CASH FLOW INFORMATION
Interest paid	$840	$192	$486
Net income taxes paid	$29,967	$30,604	$7,297

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years presented in this report include the 52-week period ended December 31, 2011, the 52-week period ended January 1, 2011 and the 52-week period ended January 2, 2010.

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

The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase to net revenues would be recorded in the period this determination was made.

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

Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from fourteen to twenty years for buildings and improvements and from three to ten years for machinery, equipment and software. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably-assured lease renewals as determined at lease inception.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks and patents. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company has early-adopted the provisions of ASU 2011-08, which permits the Company to qualitatively assess indicators of the Company’s reporting unit’s fair value when it is unlikely that a reporting unit is impaired. After completing the qualitative assessment, the Company may also use assumptions about expected future operating performance and utilize a discounted cash flow analysis to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the fair value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company tests indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.

The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years ended December 31, 2011 or January 1, 2011 as our annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceed their respective recorded values.

Other amortizable intangible assets (principally patents) are amortized using the straight-line method over their estimated useful lives (periods ranging from two to seven years). Other amortizable intangible assets are included in other assets on the consolidated balance sheets and have gross carrying amounts of $8,573 and $8,614 for fiscal 2011 and fiscal 2010, respectively, and accumulated amortization of $7,448 and $6,472 for fiscal 2011 and fiscal 2010, respectively.

Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2011 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$481	$246	$149	$104	$28

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 31, 2011 and January 1, 2011 are as follows:

	Goodwill	Trademarks	Total
Balance at January 2, 2010	$39,972	$16,226	$56,198
Intangibles acquired	—	360	360
Foreign currency translation effects	(958)	(122)	(1,080)

Balance at January 1, 2011	$39,014	$16,464	$55,478
Intangibles acquired	—	1,074	1,074
Intangibles disposed	—	(11)	(11)
Foreign currency translation effects	(120)	(152)	(272)

Balance at December 31, 2011	$38,894	$17,375	$56,269

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $14,074, $11,543, and $8,943 and related income tax benefits of $4,540, $3,552, and $2,321 for grants under its stock-based compensation plans in the statements of operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.46, $6.97, and $4.40 per share for fiscal years 2011, 2010, and 2009, respectively, with the following weighted-average assumptions:

	2011	2010	2009
Expected market price volatility (1)	38.6%	37.9%	34.8%
Risk-free interest rate (2)	1.8%	1.9%	1.6%
Dividend yield (3)	1.6%	1.9%	1.8%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,294,246 shares of common stock in connection with the exercise of stock options and new restricted stock grants during the fiscal year ended December 31, 2011. The Company cancelled 92,201 shares of common stock issued under restricted stock awards as a result of forfeitures during fiscal year 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009
Numerator:
Net earnings	$123,287	$104,470	$61,912
Adjustment for earnings allocated to nonvested restricted common stock	(2,627)	(1,608)	(1,036)
Net earnings used to calculate basic earnings per share	120,660	102,862	60,876
Adjustment for earnings reallocated to nonvested restricted common stock	112	38	8
Net earnings used to calculate diluted earnings per share	$120,772	$102,900	$60,884

	2011	2010	2009
Denominator:
Weighted average shares outstanding	$48,910,599	$49,051,739	$49,192,662
Adjustment for nonvested restricted common stock	(1,432,541)	(1,206,460)	(921,715)
Shares used to calculate basic earnings per share	47,478,058	47,845,279	48,270,947
Effect of dilutive stock options	1,250,612	1,011,731	708,485
Shares used to calculate diluted earnings per share	48,728,670	48,857,010	48,979,432

Net earnings per share:
Basic	$2.54	$2.15	$1.26
Diluted	$2.48	$2.11	$1.24

Options to purchase 338,877 shares of common stock in fiscal year 2011, 865,072 shares in fiscal year 2010, and 2,353,412 shares in fiscal year 2009 have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices were greater than the average market price for the year, and they were, therefore, anti-dilutive.

Foreign Currency

For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2011, 2010 and 2009.

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

As of December 31, 2011 and January 1, 2011, assets of $4,015 and liabilities of $1,095, respectively, have been recognized for the fair value of the Company’s foreign currency forward exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011 and January 1, 2011.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 31, 2011 and January 1, 2011, foreign exchange contracts with a notional value of $106,265 and $111,802, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days and 364 days, respectively. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for fiscal years 2011, 2010, or 2009. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, the Company recognized net losses of $1,302, $318 and $547, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, the Company reclassified a gain of $2,949, a gain of $1,274, and a loss of $2,996, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of stockholders’ equity. The ending accumulated other comprehensive income (loss) is as follows:

	2011	2010
Foreign currency translation adjustments	$258	$11,548
Change in fair value of foreign exchange contracts, net of taxes (2011 – $(1,518); 2010 – $828)	3,295	(1,815)
Pension adjustments, net of taxes (2011 – $39,684; 2010 – $26,908)	(74,582)	(50,856)

Accumulated other comprehensive income (loss)	$(71,029)	$(41,123)

Reclassifications

Certain prior period amounts on the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

2. INVENTORIES

Inventories of $63,210 at December 31, 2011 and $66,370 at January 1, 2011 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $15,301 and $11,071 higher than reported at December 31, 2011 and January 1, 2011, respectively.

3. DEBT

Long-term debt consists of the following obligations:

	2011	2010
Notes payable	$515	$1,034
Current maturities	(515)	(517)

Total long-term debt	$—	$517

In 2009, the Company entered into a $1,615 note payable in connection with the Cushe® acquisition. The note is payable over three years at a fixed interest rate of 4.5%.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million and is set to expire June 17, 2014. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There was $11,000 outstanding at December 31, 2011 and there were no amounts outstanding at January 1, 2011 under the Company’s revolving credit facility. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements at December 31, 2011 and January 1, 2011 under the Company’s revolving credit facility. Interest is paid at a variable rate based on one of the following options elected by the Company: prime, LIBOR, or money market rate plus applicable spread. The annual interest rate for fiscal year 2011 related to the outstanding revolver balance was 2.60%. Cash flow from operations, along with proceeds from the revolving credit facility, if any, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

4. LEASES

The Company leases machinery, equipment, and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

At December 31, 2011, minimum rental payments due under all non-cancelable leases were as follows:

	2012	2013	2014	2015	2016	Thereafter
Minimum rental payments	$18,574	$17,330	$15,611	$14,437	$14,628	$52,926

Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $20,117 in fiscal year 2011, $18,919 in fiscal year 2010 and $19,187 in fiscal year 2009.

5. CAPITAL STOCK

The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of December 31, 2011 or January 1, 2011. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.

As of December 31, 2011, the Company had stock options outstanding under various stock incentive plans. As of December 31, 2011, the Company had approximately 3,371,551 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as one stock incentive unit and all other awards granted, including restricted stock, count as two stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer, or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	4,572,384	$19.95	5.6	$16,155
Granted	863,017	17.55
Exercised	(582,318)	13.56
Cancelled	(233,737)	20.91

Outstanding at January 2, 2010	4,619,346	$20.17	5.8	$34,212
Granted	537,807	25.55
Exercised	(848,106)	16.83
Cancelled	(60,137)	23.84

Outstanding at January 1, 2011	4,248,910	$21.47	5.7	$44,254
Granted	398,749	36.75
Exercised	(887,671)	19.90
Cancelled	(65,004)	26.79

Outstanding at December 31, 2011	3,694,984	$23.40	5.5	$45,663
Estimated forfeitures	(3,238)

Vested or expected to vest at December 31, 2011	3,691,746	$23.39	5.5	$45,654
Nonvested at December 31, 2011 and expected to vest	(824,834)

Exercisable at December 31, 2011	2,866,912	$22.06	4.7	$39,045

The total pretax intrinsic value of options exercised during the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $14,931, $10,407 and $5,745, respectively. As of December 31, 2011, there was $2,414 of unrecognized compensation expense related to stock option awards that is expected to be recognized over a weighted-average period of 1.0 years. As of January 1, 2011 and January 2, 2010, there was $2,393 and $2,329, respectively, of unrecognized compensation expense related to stock option awards that was expected to be recognized over a weighted-average period of 1.1 and 1.2 years, respectively.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $35.64 as of December 31, 2011, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 2,831,883 and the weighted-average exercise price was $21.85. As of January 1, 2011, 3,134,585 outstanding options were exercisable and the weighted-average exercise price was $21.24.

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

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 3, 2009	472,492	$24.11	—	—
Granted	350,653	17.34	286,006	17.21
Vested	(145,797)	20.31	—	—
Forfeited	(36,878)	22.45	(22,101)	17.11

Nonvested at January 2, 2010	640,470	$21.34	263,905	$17.22
Granted	262,342	25.51	215,027	24.30
Vested	(117,438)	22.71	—	—
Forfeited	(21,828)	21.93	(4,407)	17.11

Nonvested at January 1, 2011	763,546	$22.55	474,525	$20.43
Granted	200,427	36.57	206,148	36.63
Vested	(165,186)	24.27	—	—
Forfeited	(52,858)	24.72	(39,343)	24.76

Nonvested at December 31, 2011	745,929	$25.78	641,330	$25.37

As of December 31, 2011, there was $6,466 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended December 31, 2011 was $6,203. As of January 1, 2011, there was $6,194 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended January 1, 2011 was $3,012. As of January 2, 2010, there was $4,792 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 2, 2010 was $2,761.

As of December 31, 2011, there was $4,718 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended December 31, 2011 was $4,699. As of January 1, 2011, there was $4,950 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 1, 2011 was $3,203. As of January 2, 2010, there was $2,992 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 2, 2010 was $1,496.

6. RETIREMENT PLANS

The Company has two non-contributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings (as defined in the plan), while the other plan provides benefits at a fixed rate per year of service.

The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle these employees to receive payments from the Company for a period of fifteen to eighteen years following retirement. The Company maintains life insurance policies with a cash surrender value of $38,203 at December 31, 2011 and $36,042 at January 1, 2011 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has a defined contribution 401(k) plan covering substantially all domestic employees that provides for Company contributions based on earnings. The Company recognized expense for its defined contribution plan of $2,500 in fiscal year 2011, $2,061 in fiscal year 2010 and $1,919 in fiscal year 2009.

The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $918 in fiscal year 2011, $858 in fiscal year 2010 and $954 in fiscal year 2009. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $3,139 at December 31, 2011 and $3,068 at January 1, 2011 and is recognized as a deferred compensation liability on the accompanying balance sheet.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years:

	2011	2010
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$230,114	$211,670
Service cost pertaining to benefits earned during the year	6,499	5,729
Interest cost on projected benefit obligations	13,326	12,719
Actuarial losses	30,320	10,955
Benefits paid to plan participants	(11,160)	(10,959)

Projected benefit obligations at end of the year	$269,099	$230,114

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$144,411	$125,492
Actual return on plan assets	(3,857)	17,549
Company contributions - pension	31,800	10,400
Company contributions - SERP	1,929	1,929
Benefits paid to plan participants	(11,160)	(10,959)

Fair value of pension assets at end of the year	$163,123	$144,411

Funded status	$(105,976)	$(85,703)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,151)	$(2,018)
Non current liabilities	(103,825)	(83,685)

Net amount recognized	$(105,976)	$(85,703)

	2011	2010
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized net actuarial loss (net of tax: 2011 – $(74,272); 2010 – $(50,452))	$(113,789)	$(76,258)
Unrecognized prior service cost (net of tax: 2011 – $(310); 2010 – $(404))	(477)	(622)

Net amount recognized	$(114,266)	$(76,880)

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(105,976)	$(85,703)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP	38,203	34,549

Net funded status of pension plans and SERP (supplemental)	$(67,773)	$(51,154)

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $254,198 at December 31, 2011 and $218,949 at January 1, 2011.

The following is a summary of net pension and SERP expense recognized by the Company:

	2011	2010	2009
Service cost pertaining to benefits earned during the year	$(6,499)	$(5,729)	$(4,543)
Interest cost on projected benefit obligations	(13,326)	(12,719)	(12,233)
Expected return on pension assets	14,400	12,467	10,911
Net amortization loss	(12,077)	(10,305)	(9,275)
Curtailment (gain)	—	—	(612)
Special termination benefit charge	—	—	(139)

Net pension expense	$(17,502)	$(16,286)	$(15,891)

The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension expense during 2012 is $127 and $20,826, respectively. Expense for qualified defined benefit pension plans was $12,579 in fiscal year 2011, $11,903 in fiscal year 2010 and $12,871 in fiscal year 2009.

	2011	2010
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.42%	5.94%
Rate of compensation increase - pension	4.85%	3.25%
Rate of compensation increase - SERP	7.00%	3.25%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.94%	6.17%
Expected long-term rate of return on plan assets	8.00%	8.50%
Rate of compensation increase - pension	4.85%	3.25%
Rate of compensation increase - SERP	7.00%	3.25%

Unrecognized net actuarial losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of high-quality corporate bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year end pension liability and service cost for the subsequent year.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices.

	2011		2010
	$	%	$	%
Weighted average asset allocations at fiscal yearend by asset category are as follows:
Equity securities	119,444	73.2%	102,144	70.7%
Fixed income investments	43,581	26.7%	37,038	25.7%
Cash and money market investments	98	0.1%	5,229	3.6%
Fair value of plan assets	163,123	100.0%	144,411	100.0%

The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 28%. Within the equity and fixed income classifications, the investments are diversified.

In accordance with ASC 820, the 2011 assets fall within Level 2 of the fair value hierarchy. Fair value is measured using either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities. In accordance with ASC 820, the 2010 assets fall within Level 1 of the fair value hierarchy. Fair value is determined using quoted prices (unadjusted) in active markets for identical assets. The change results from all of the plan assets being transferred to a new trustee in fiscal year 2011.

The Company expects to contribute approximately $27.0 million to its qualified defined benefit pension plans and approximately $2.1 million to the SERP in 2012.

Expected benefit payments for the five years subsequent to 2011 and the sum of the five years following those are as follows:

	2012	2013	2014	2015	2016	2017- 2021
Expected benefit payments	$12,288	$12,843	$14,469	$15,049	$15,736	$86,392

7. INCOME TAXES

The geographic components of earnings before income taxes are as follows:

	2011	2010	2009
United States	$105,470	$86,817	$51,167
Foreign	63,440	56,409	34,525
	$168,910	$143,226	$85,692

The provisions for income taxes consist of the following:

	2011	2010	2009
Current expense:
Federal	$22,860	$28,620	$7,506
State	99	1,866	1,596
Foreign	15,134	13,759	20,930
Deferred expense (credit):
Federal	5,848	(4,896)	(6,380)
State	458	(351)	(475)
Foreign	1,224	(242)	603
	$45,623	$38,756	$23,780

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2011	2010	2009
Income taxes at U.S. statutory rate	$59,119	$50,129	$29,992
State income taxes, net of federal income tax	1,008	557	324
Nontaxable earnings of foreign affiliates	(4,611)	(4,586)	(2,981)
Research and development credits	(600)	(600)	(700)
Foreign earnings taxed at rates different from the U.S. statutory rate	(13,415)	(9,226)	(8,444)
Adjustments for uncertain tax positions	3,506	2,142	4,908
Other	616	340	681
	$45,623	$38,756	$23,780

Significant components of the Company’s deferred income tax assets and liabilities as of the end of fiscal years 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5,341	$5,415
Deferred compensation accruals	3,146	2,073
Accrued pension expense	36,560	29,644
Stock-based compensation	11,182	9,963
Net operating loss and foreign tax credit carryforward	2,755	1,397
Other amounts not deductible until paid	7,285	10,448
Total gross deferred income tax assets	66,269	58,940
Less valuation allowance	(2,463)	(1,397)
Net deferred income tax assets	63,806	57,543

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(6,045)	(4,347)
Other	(5,611)	(2,369)
Total deferred income tax liabilities	(11,656)	(6,716)
Net deferred income tax assets	$52,150	$50,827

The valuation allowance for deferred tax assets as of December 31, 2011 and January 1, 2011, was $2,463, and $1,397, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2011, and January 1, 2011, was $1,066 and $371, respectively. The valuation allowance was related to foreign net operating loss carryforwards and foreign tax credit carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in the foreign tax jurisdictions.

At December 31, 2011, the Company had foreign net operating loss carryforwards of $6,913, which have expiration periods ranging from nine years to an unlimited term during which they are available to offset future foreign taxable income. The Company also had foreign tax credit carryforwards of $511, which are available for an unlimited carryforward period to offset future foreign taxable income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2011	2010
Beginning balance	$10,741	$8,396
Increases related to current year tax positions	5,293	2,645
Decreases related to prior years positions	(1,139)	-
Decrease due to lapse of statute	(1,070)	(300)
Ending balance	$13,825	$10,741

The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $13,137, as of December 31, 2011, $9,731 as of January 1, 2011 and $7,588 as of January 2, 2010. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $789 as of December 31, 2011 and $818 as of January 1, 2011.

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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $260,195 at December 31, 2011, as the Company expects such earnings will remain reinvested overseas indefinitely. At January 1, 2011, undistributed foreign earnings were $199,767.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2012	2013	2014	2015	Beyond
Minimum royalties	750	900	1,200	1,500	—
Minimum advertising	2,360	2,645	2,724	2,806	8,127

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $3,270, $3,028, and $2,861 for 2011, 2010, and 2009, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $3,273, $2,998, and $2,682 for fiscal years 2011, 2010, and 2009, respectively.

The Company had no amounts outstanding under commercial letters of credit at December 31, 2011 and had $95 outstanding at January 1, 2011.

9. BUSINESS SEGMENTS

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue from this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating groups aggregated into the branded footwear, apparel and licensing reportable segment all source, market and distribute products in a similar manner.

The other business units in the following tables consist of the Company’s consumer-direct, leather marketing and pigskin procurement operations. Substantially all of the assets of the pigskin procurement operations were sold to a third-party buyer on December 29, 2010. These other operations do not collectively form a reportable segment at December 31, 2011 because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At December 31, 2011, the Company owned and operated 101 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 42 consumer-direct websites. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment and other business units are the same as disclosed in Note 1.

Business segment information is as follows:

	2011
	Branded Footwear, Apparel and Licensing	Other Businesses	Corporate	Consolidated
Revenue	$1,274,069	$134,999	$—	$1,409,068
Intersegment revenue	53,500	2,178	—	55,678
Interest expense – net	—	—	1,025	1,025
Depreciation expense	6,260	3,407	5,203	14,870
Earnings (loss) before income taxes	203,959	11,436	(46,485)	168,910
Total assets	663,388	71,236	117,028	851,652
Additions to property, plant and equipment	7,517	7,282	4,598	19,397

	2010
	Branded Footwear, Apparel, and Licensing	Other Businesses	Corporate	Consolidated
Revenue	$1,117,644	$130,873	$–	$1,248,517
Intersegment revenue	44,721	2,789	–	47,510
Interest expense – net	–	–	387	387
Depreciation expense	6,067	3,373	5,069	14,509
Earnings (loss) before income taxes	174,563	12,987	(44,324)	143,226
Total assets	599,354	41,980	145,241	786,575
Additions to property, plant and equipment	8,282	4,329	3,759	16,370

	2009
	Branded Footwear, Apparel, and Licensing	Other Businesses	Corporate	Consolidated
Revenue	$991,168	$109,888	$–	$1,101,056
Intersegment revenue	55,983	3,019	–	59,002
Interest expense – net	–	–	111	111
Depreciation expense	6,501	3,035	6,396	15,932
Earnings (loss) before income taxes	116,568	(8,092)	(22,784)	85,692
Total assets	499,091	34,036	174,806	707,933
Additions to property, plant and equipment	3,240	3,712	4,718	11,670

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2011	2010	2009
United States	$841,988	$768,594	$690,269
Foreign:
Europe	336,949	218,542	198,487
Canada	113,970	103,374	89,409
Other	116,161	158,007	122,891
Total from foreign territories	567,080	479,923	410,787
	$1,409,068	$1,248,517	$1,101,056

The Company’s long-lived assets (primarily property, plant and equipment) are as follows:

	2011	2010
United States	$71,418	$69,545
Foreign countries	8,917	7,774
	$80,335	$77,319

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.

The Company sources approximately 95% (based on pairs) of its footwear products from third party suppliers located primarily in the Asia Pacific region. The remainder is produced in Company-owned manufacturing facilities in the United States and the Dominican Republic. All apparel and accessories are sourced from third party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

Revenue derived from the branded footwear, apparel and licensing segment accounted for approximately 90% of revenue in fiscal years 2011, 2010 and 2009. No other business unit accounts for more than 10% of consolidated revenue.

10. RESTRUCTURING AND OTHER TRANSITION COSTS

On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010. Accordingly, the Company did not incur any restructuring or other transition costs for the year ended December 31, 2011. For the years ended January 1, 2011 and January 2, 2010 the Company incurred restructuring and other transition costs of $4,234 ($3,087 on an after-tax basis) and $35,596 ($25,700 on an after-tax basis), or $0.06 and $0.53 per diluted share, respectively.

Restructuring

The Company did not incur restructuring charges for the year ended December 31, 2011. For the years ended January 1, 2011 and January 2, 2010, the Company incurred restructuring charges of $2,239 ($1,632 on an after-tax basis) and $29,083 ($20,998 on an after-tax basis), respectively.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

	Severance and employee related	Facility exit costs and other	Total
Balance at January 2, 2010	$3,866	$2,060	$5,926
Charges incurred	571	1,668	2,239
Amounts paid or utilized	(4,150)	(2,701)	(6,851)

Balance at January 1, 2011	$287	$1,027	$1,314
Amounts paid or utilized	(287)	(697)	(984)

Balance at December 31, 2011	$—	$330	$330

Other Transition Costs

Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line items titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs incurred during the year ended December 31, 2011. Other transition costs for the years ended January 1, 2011, and January 2, 2010, were, $1,995 ($1,454 on an after-tax basis) and $6,513 ($4,702 on an after-tax basis), respectively.

11. BUSINESS ACQUISITIONS

The Company accounted for the following acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.

On January 8, 2009, the Company announced the acquisition of the Cushe® footwear brand. The purchase price consisted of $1,550 cash, a $1,550 note payable over three years and contingent consideration of $878. The

Company acquired assets valued at $285, consisting primarily of property, plant and equipment, inventory, and assumed operating liabilities valued at $303, resulting in goodwill and intangibles of $3,986 at January 2, 2010. Amounts relating to the acquisition are subject to changes in foreign currency exchange rates.

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

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16- or 17-week period for the fiscal fourth quarter. The fourth quarters of fiscal year 2011 and fiscal year 2010 consist of 16 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the annual period.

The Company’s unaudited quarterly results of operations are as follows:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$330,872	$310,139	$361,590	$406,466
Gross profit	137,797	122,117	146,683	150,153
Net earnings	35,863	23,963	40,435	23,026
Net earnings per share:
Basic	$0.74	$0.49	$0.84	$0.48
Diluted	0.72	0.48	0.82	0.47

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$284,897	$258,199	$320,396	$385,025
Gross profit	117,589	103,681	128,571	142,733
Net earnings	27,459	17,222	34,143	25,646
Net earnings per share:
Basic	$0.55	$0.35	$0.71	$0.54
Diluted	0.54	0.35	0.70	0.52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of stockholders’ equity and comprehensive income, operations, and cash flows for each of the three fiscal years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 29, 2012

APPENDIX B

Schedule II - Valuation and Qualifying Accounts

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$5,754,000	$5,953,000		$6,927,000	(A)	$4,780,000
Allowance for sales returns	4,474,000	48,484,000		47,761,000	(B)	5,197,000
Allowance for cash discounts	1,185,000	10,084,000		8,558,000	(C)	2,711,000
Inventory valuation allowances	8,619,000	8,753,000		7,042,000	(D)	10,330,000

	$20,032,000	$73,274,000		$70,287,000		$23,018,000

Fiscal year ended January 1, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$8,137,000	$3,846,000		$6,229,000	(A)	5,754,000
Allowance for sales returns	4,649,000	38,093,000		38,268,000	(B)	4,474,000
Allowance for cash discounts	1,160,000	10,568,000		10,543,000	(C)	1,185,000
Inventory valuation allowances	6,350,000	8,276,000		6,007,000	(D)	8,619,000

	$20,296,000	$52,296,000		$52,560,000		20,032,000

Fiscal year ended January 2, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$8,383,000	$1,733,000		$1,979,000	(A)	$8,137,000
Allowance for sales returns	5,311,000	35,702,000		36,364,000	(B)	4,649,000
Allowance for cash discounts	1,467,000	11,717,000		12,024,000	(C)	1,160,000
Inventory valuation allowances	8,912,000	6,419,000		8,981,000	(D)	6,350,000

	$24,073,000	$48,255,000		$52,032,000		$20,296,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

4.1	The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.2	Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

Exhibit Number	Document

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.13.

10.14	Executive Severance Agreement.* A participant schedule of current executive officers who are parties to this agreement is included in Exhibit 10.14

10.15	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Jeppesen, Krueger and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.17	Employees’ Pension Plan (Restated as amended through January 1, 2011).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.19	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.20	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.23	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.24	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

Exhibit Number	Document

10.26	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.27	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.28	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.27 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.29	Form of Performance Share Award Agreement (2009 – 2011 performance period).* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.30	Form of Performance Share Award Agreement (2010 – 2012 performance period).* Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Here incorporated by reference.

10.31	Form of Performance Share Award Agreement (2011 – 2013 performance period).* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Here incorporated by reference.

10.32	Form of Performance Share Award Agreement (2012 – 2014 performance period).*

10.33	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.34	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.35	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.

10.36	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.37	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.38	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

Exhibit Number	Document

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101	Interactive Data File.**

*	Management contract or compensatory plan or arrangement.

**	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Kenneth A. Grady, General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.