Form 10-K/A
period 2011-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 2012-03-02
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Wolverine World Wide, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (the “Original Filing”) which was filed with the Securities and Exchange Commission on February 29, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101, which was not included in the Original Filing. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 29, 2012.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 4 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated: March 2, 2012	By:	/s/ Donald T. Grimes
Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

4.1	The Registrant has other long-term debt instruments outstanding in addition to those described in Exhibit 4.2. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

4.2	Credit Agreement, dated as of June 7, 2010, among Wolverine World Wide, Inc., certain foreign subsidiaries of Wolverine World Wide, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit Number	Document

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.13.**

10.14	Executive Severance Agreement.* A participant schedule of current executive officers who are parties to this agreement is included in Exhibit 10.14.**

10.15	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grady, Grimes, Jeppesen, Krueger and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.17	Employees’ Pension Plan (Restated as amended through November 29, 2010).* **

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.19	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.20	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.18 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.23	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.24	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.22 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.26	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.27	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.28	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.26 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.29	Form of Performance Share Award Agreement (2009 – 2011 performance period).* Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.30	Form of Performance Share Award Agreement (2010 – 2012 performance period).* Previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Here incorporated by reference.

Exhibit Number	Document

10.31	Form of Performance Share Award Agreement (2011 – 2013 performance period).* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Here incorporated by reference.

10.32	Form of Performance Share Award Agreement (2012 – 2014 performance period).* **

10.33	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.34	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.35	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.**

10.36	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.37	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.38	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

21	Subsidiaries of Registrant.**

23	Consent of Ernst & Young LLP.**

24	Powers of Attorney.**

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification pursuant to 18 U.S.C. § 1350.**

101	Interactive Data File.***

*	Management contract or compensatory plan or arrangement.
**	Filed with our Form 10-K on February 29, 2012.
***	Furnished with this Form 10-K/A

The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Kenneth A. Grady, General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.