Form 10-Q
period 2012-03-24
WOLVERINE WORLD WIDE INC /DE/
filed 2012-05-03
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first twelve week accounting period ended March 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

There were 48,663,596 shares of Common Stock, $1 par value, outstanding as of April 27, 2012.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	changes in costs of future pension funding requirements and pension expenses;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

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

These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	March 24, 2012	December 31, 2011	March 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$123,273	$140,012	$91,551
Accounts receivable, less allowances:
March 24, 2012 – $12,902
December 31, 2011 – $12,688
March 26, 2011 – $12,454	260,977	219,963	251,929
Inventories:
Finished products	239,747	211,183	226,947
Raw materials and work-in-process	25,365	23,574	23,041

	265,112	234,757	249,988

Deferred income taxes	10,807	9,801	13,855
Prepaid expenses and other current assets	30,297	29,963	13,294

Total current assets	690,466	634,496	620,617

Property, plant and equipment:
Gross cost	296,063	293,679	287,776
Accumulated depreciation	(218,314)	(215,190)	(212,332)

	77,749	78,489	75,444

Other assets:
Goodwill	39,430	38,894	39,881
Other non-amortizable intangibles	17,373	17,375	16,535
Cash surrender value of life insurance	39,085	38,203	36,804
Deferred income taxes	40,603	42,349	37,402
Other	1,844	1,846	2,589

	138,335	138,667	133,211

Total assets	$906,550	$851,652	$829,272

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets – continued

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	September 30,	September 30,	September 30,
	March 24, 2012	December 31, 2011	March 26, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$54,603	$57,099	$60,353
Accrued salaries and wages	11,551	22,635	12,264
Income taxes	6,202	2,822	11,672
Taxes, other than income taxes	9,841	8,093	10,353
Other accrued liabilities	44,713	44,363	43,368
Accrued pension liabilities	2,151	2,151	2,018
Current maturities of long-term debt	—	515	536
Borrowings under revolving credit agreement	70,000	11,000	30,000

Total current liabilities	199,061	148,678	170,564

Deferred compensation	4,017	4,113	4,374
Accrued pension liabilities	83,304	103,825	55,435
Other liabilities	13,059	16,386	13,192

Stockholders’ equity
Common Stock—par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
March 24, 2012 – 65,667,720 shares
December 31, 2011 – 65,019,406 shares
March 26, 2011 – 64,723,233 shares	65,668	65,019	64,723
Additional paid-in capital	148,754	138,585	119,868
Retained earnings	915,236	889,765	819,785
Accumulated other comprehensive income (loss)	(71,180)	(71,029)	(35,290)
Cost of shares in treasury:
March 24, 2012 – 17,043,996 shares
December 31, 2011 – 16,848,374 shares
March 26, 2011 – 15,155,905 shares	(451,369)	(443,690)	(383,379)

Total stockholders’ equity	607,109	578,650	585,707

Total liabilities and stockholders’ equity	$906,550	$851,652	$829,272

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

(Thousands of Dollars, Except Per Share Data)

(Unaudited)

	September 30,	September 30,
	12 Weeks Ended
	March 24, 2012	March 26, 2011
Revenue	$322,807	$330,872
Cost of goods sold	190,614	193,075

Gross profit	132,193	137,797

Selling, general and administrative expenses	95,232	88,342

Operating profit	36,961	49,455

Other expenses:
Interest expense—net	419	226
Other expense (income) —net	946	(580)

	1,365	(354)

Earnings before income taxes	35,596	49,809

Income taxes	4,416	13,946

Net earnings	$31,180	$35,863

Net earnings per share
Basic	$0.65	$0.74
Diluted	$0.64	$0.72

Comprehensive income	$31,029	$41,696

Cash dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

(Thousands of Dollars)

(Unaudited)

	September 30,	September 30,
	12 weeks Ended
	March 24, 2012	March 26, 2011
OPERATING ACTIVITIES
Net earnings	$31,180	$35,863
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	3,680	3,559
Amortization	71	234
Deferred income taxes	1,697	132
Stock-based compensation expense	3,659	3,281
Excess tax benefits from stock-based compensation	(3,136)	(1,316)
Pension contribution	(26,657)	(31,800)
Pension expense	6,474	4,039
Other	(3,490)	(2,077)
Changes in operating assets and liabilities:
Accounts receivable	(39,797)	(53,300)
Inventories	(28,996)	(38,757)
Other operating assets	(3,694)	(1,494)
Accounts payable	(2,684)	(4,414)
Income taxes payable	3,380	8,926
Other operating liabilities	(6,032)	(5,631)

Net cash used in operating activities	(64,345)	(82,755)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,763)	(4,345)
Other	(585)	(640)

Net cash used in investing activities	(3,348)	(4,985)

FINANCING ACTIVITIES
Net borrowings under revolver	59,000	30,000
Payments of long-term debt	(526)	(530)
Cash dividends paid	(6,031)	(5,331)
Purchase of common stock for treasury	(2,399)	(5,063)
Surrender of common stock for treasury	(5,444)	(1,555)
Proceeds from shares issued under stock incentive plans	3,929	7,415
Excess tax benefits from stock-based compensation	3,136	1,316

Net cash provided by financing activities	51,665	26,252
Effect of foreign exchange rate changes	(711)	2,639

Decrease in cash and cash equivalents	(16,739)	(58,849)

Cash and cash equivalents at beginning of the period	140,012	150,400

Cash and cash equivalents at end of the period	$123,273	$91,551

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 24, 2012 and March 26, 2011

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

March 24, 2012 and March 26, 2011

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

The following table sets forth the computation of basic and diluted earnings per share:

	September 30,	September 30,
	12 Weeks Ended
	March 24, 2012	March 26, 2011
Numerator:
Net earnings	$31,180	$35,863
Adjustment for earnings allocated to non-vested restricted common stock	(586)	(588)

Net earnings used in calculating basic earnings per share	30,594	35,275
Adjustment for earnings reallocated from non-vested restricted common stock	24	18

Net earnings used in calculating diluted earnings per share	$30,618	$35,293

Denominator:
Weighted average shares outstanding	48,434,063	49,292,383
Adjustment for non-vested restricted common stock	(1,400,866)	(1,379,644)

Shares used in calculating basic earnings per share	47,033,197	47,912,739
Effect of dilutive stock options	1,124,300	1,264,737

Shares used in calculating diluted earnings per share	48,157,497	49,177,476

Net earnings per share:
Basic	$0.65	$0.74
Diluted	$0.64	$0.72

Share-based awards relating to 533,792 and 268,901 shares of common stock outstanding at March 24, 2012 and March 26, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the quarters then-ended and they were, therefore, anti-dilutive.

3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	September 30,	September 30,
	Goodwill	Trademarks
Balance at March 26, 2011	$39,881	$16,535
Intangibles acquired	–	1,075
Foreign currency translation effects	(987)	(235)

Balance at December 31, 2011	38,894	17,375
Foreign currency translation effects	536	(2)

Balance at March 24, 2012	$39,430	$17,373

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 24, 2012 and March 26, 2011

(Unaudited)

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The ending accumulated other comprehensive income (loss) is as follows:

	September 30,	September 30,	September 30,	September 30,
	Foreign Currency	Foreign Exchange Contracts	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$11,548	$(1,815)	$(50,856)	$(41,123)
Current-period other comprehensive income (loss)	7,139	(1,306)	—	5,833

Balance at March 26, 2011	18,687	(3,121)	(50,856)	(35,290)
Current-period other comprehensive income (loss)	(18,428)	6,415	(23,726)	(35,739)

Balance at December 31, 2011	259	3,294	(74,582)	(71,029)
Current-period other comprehensive income (loss)	1,991	(2,142)	—	(151)

Balance at March 24, 2012	$2,250	$1,152	$(74,582)	$(71,180)

5. BUSINESS SEGMENTS

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue from this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The operating units aggregated into the branded footwear, apparel and licensing reportable segment all source, market and distribute products in a similar manner.

The other business units in the following tables consist of the Company’s consumer-direct and leather marketing operations. These other operations do not collectively form a reportable segment at March 24, 2012 because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At March 24, 2012, the Company owned and operated 101 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 41 consumer-direct websites. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.

Business segment information is as follows:

	September 30,	September 30,	September 30,	September 30,
	12 Weeks Ended March 24, 2012
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$294,972	$27,835	$—	$322,807
Intersegment revenue	11,001	822	—	11,823
Earnings (loss) before income taxes	50,326	(1,321)	(13,409)	35,596
Total assets	727,332	56,956	122,262	906,550

	12 Weeks Ended March 26, 2011
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$304,316	$26,556	$—	$330,872
Intersegment revenue	9,023	365	—	9,388
Earnings (loss) before income taxes	59,459	(1,060)	(8,590)	49,809
Total assets	650,322	62,541	116,409	829,272

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 24, 2012 and March 26, 2011

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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts and borrowings under the Company’s revolving credit agreement. The carrying amount of the Company’s financial instruments is historical cost, which approximates their fair value, except for the foreign currency exchange contracts, which are carried at fair value. The Company does not hold or issue financial instruments for trading purposes.

At March 24, 2012 and March 26, 2011, liabilities of $1,067 and $3,105, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 24, 2012 and March 26, 2011.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 24, 2012 and March 26, 2011, foreign exchange contracts with a notional value of $102,090 and $111,743, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 weeks ended March 24, 2012 and March 26, 2011. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the 12 weeks ended March 24, 2012 and March 26, 2011, the Company recognized a net gain of $1,073 and a net loss of $1,000, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended March 24, 2012 and March 26, 2011, the Company reclassified a loss of $449 and a gain of $1,000, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3,659 and $3,281 and related income tax benefits of $1,182 and $1,054 for grants under its stock-based compensation plans in the statements of operations for the 12 weeks ended March 24, 2012 and March 26, 2011, respectively.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 24, 2012 and March 26, 2011

(Unaudited)

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 weeks ended March 24, 2012 and March 26, 2011, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.78 and $10.41 for the 12 weeks ended March 24, 2012 and March 26, 2011, respectively, with the following weighted-average assumptions:

	September 30,	September 30,
	12 Weeks Ended
	March 24,	March 26,
	2012	2011
Expected market price volatility (1)	37.9%	38.6%
Risk-free interest rate (2)	0.6%	1.9%
Dividend yield (3)	1.3%	1.6%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 673,594 and 747,319 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the 12 weeks ended March 24, 2012 and March 26, 2011, respectively. The Company cancelled 10,692 and 3,965 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures during the 12 weeks ended March 24, 2012 and March 26, 2011, respectively.

8. PENSION EXPENSE

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	September 30,	September 30,
	12 Weeks Ended
	March 24, 2012	March 26, 2011
Service cost	$1,779	$1,500
Interest cost	3,289	3,075
Expected return on pension assets	(3,432)	(3,323)
Net amortization loss	4,838	2,787

Net pension expense	$6,474	$4,039

9. INCOME TAXES

The Company’s effective tax rate in the first quarter of fiscal year 2012 was 12.4%, compared to 28.0% in the first quarter of fiscal year 2011. The lower effective tax rate in the first quarter of fiscal year 2012 reflects the benefits of a favorable ruling related to long-term global tax planning strategies that lowered tax expense in the quarter.

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

March 24, 2012 and March 26, 2011

(Unaudited)

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016	Thereafter
Minimum royalties	$750	$900	$1,200	$1,500	$—	$—
Minimum advertising	$2,360	$2,645	$2,724	$2,806	$2,890	$5,236

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $481 and $953, respectively, for the 12 weeks ended March 24, 2012 and March 26, 2011, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $978 and $834 for the 12 weeks ended March 24, 2012 and March 26, 2011, respectively.

11. NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity. Under ASU 2011-05, the Company has the option to present the total of comprehensive income, the components of net income and the components of OCI in either a continuous statement of comprehensive income or in two separate continuous statements. Earnings per share would continue to be based on net income. Also in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The Company adopted the current required provisions of ASU 2011-05 in the first quarter of fiscal year 2012 as noted in the consolidated statement of operations and comprehensive income. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 24, 2012 and March 26, 2011

(Unaudited)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and was adopted in the first quarter of fiscal year 2012. The applicable disclosures have been provided in note 6. The adoption of ASU 2011-04 in the current quarter did not affect the Company’s consolidated financial position, results of operations or cash flows.

12. SUBSEQUENT EVENT

During the second quarter of fiscal year 2012, the Company announced an agreement to acquire the Performance + Lifestyle Group division of Collective Brands, Inc. The Performance + Lifestyle Group markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. The Company currently anticipates closing the acquisition of the Performance + Lifestyle Group in fiscal year 2012.

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

The Company’s portfolio consists of 12 brands that were marketed in more than 190 countries and territories at March 24, 2012. This diverse brand portfolio and broad geographic reach position the Company for continued organic growth. The Company’s brands are distributed in the United States, Canada, the United Kingdom and certain countries in continental Europe via owned operations. In other regions (Asia Pacific, Latin America and certain other counties in continental Europe), the Company relies primarily on a network of third-party distributors and licensees to market its brands. At March 24, 2012, the Company operated 101 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 41 consumer-direct websites.

2012 FINANCIAL OVERVIEW

•	Revenue for the first quarter of fiscal year 2012 was $322.8 million, 2.4% below the record revenue of $330.9 million recorded in the first quarter of fiscal year 2011.

•

Gross margin for the first quarter of fiscal year 2012 of 41.0% represents a decrease of 60 basis points from the comparable period in the prior year, as strategic selling price increases and benefits from foreign exchange were more than offset by higher product costs and increased closeout sales.

•

Operating expenses as a percentage of revenue increased to 29.5% for the first quarter of fiscal year 2012 compared to 26.7% for the first quarter of fiscal year 2011. The increase was driven by incremental non-cash pension expense, occupancy and labor costs associated with new retail stores, increased bad debt expense and employee separation costs.

•

The effective tax rate in the first quarter of 2012 of 12.4% compared to 28.0% in the first quarter of 2011. The lower effective tax rate in the first quarter of 2012 reflects the benefits of a favorable ruling related to long-term global tax planning strategies that lowered tax expense in the quarter.

•	Diluted earnings per share for the first quarter of fiscal year 2012 were $0.64 compared to $0.72 per share for the first quarter of fiscal year 2011.

•	Inventory increased $15.1 million, or 6.0%, as of the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, due to new product offerings and increased product costs.

•	The Company declared cash dividends of $0.12 per share for both the first quarter of fiscal year 2012 and the first quarter of fiscal year 2011.

•

The Company repurchased 64,612 shares of common stock in the first quarter of fiscal year 2012 for approximately $2.4 million and repurchased 142,198 shares in the first quarter of fiscal year 2011 for approximately $5.1 million, both of which lowered the average shares outstanding.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS – FIRST QUARTER 2012 COMPARED TO FIRST QUARTER 2011

FINANCIAL SUMMARY – FIRST QUARTER 2012 VERSUS FIRST QUARTER 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012		2011		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$295.0	91.4%	$304.3	92.0%	$(9.3)	(3.1%)
Other business units	27.8	8.6%	26.6	8.0%	1.2	4.5%

Total revenue	$322.8	100.0%	$330.9	100.0%	$(8.1)	(2.4%)

	$	% of Revenue	$	% of Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$120.6	40.9%	$127.2	41.8%	$(6.6)	(5.2%)
Other business units	11.6	41.7%	10.6	39.8%	1.0	9.4%

Total gross profit	$132.2	41.0%	$137.8	41.6%	$(5.6)	(4.1%)

Selling, general and administrative expenses	$95.2	29.5%	$88.3	26.7%	$6.9	7.8%

Interest expense – net	$0.4	0.1%	$0.2	0.1%	$0.2	100.0%
Other expense (income) – net	1.0	0.3%	(0.6)	0.2%	1.6	266.7%
Earnings before income taxes	35.6	11.0%	49.8	15.0%	(14.2)	(28.5%)

Net earnings	$31.2	9.7%	$35.9	10.8%	$(4.7)	(13.1%)

Diluted earnings per share	$0.64	—	$0.72	—	$(0.08)	(11.1%)

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. This reportable segment is organized into three primary operating units:

•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;

•	Heritage Group, consisting of Wolverine® boots and shoes and Wolverine® brand apparel, Cat® footwear, Bates®, Harley-Davidson® footwear, and HyTest®; and

•	Lifestyle Group, consisting of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, Cushe® and Soft Style®.

The Company’s other operating units, which do not collectively comprise a separate reportable segment, consist of Wolverine Retail (the Company’s consumer-direct business) and Wolverine Leathers (which markets pigskin leather).

The following is supplemental information on total revenue:

TOTAL REVENUE – FIRST QUARTER

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012		2011		Change
(Millions of Dollars)	$	% of Total	$	% of Total	$	%
Outdoor Group	$137.1	42.5%	$138.1	41.7%	$(1.0)	(0.7%)
Heritage Group	103.0	31.9%	111.1	33.6%	(8.1)	(7.3%)
Lifestyle Group	50.6	15.7%	52.0	15.7%	(1.4)	(2.7%)
Other	4.3	1.3%	3.1	1.0%	1.2	38.7%

Total branded footwear, apparel and licensing revenue	$295.0	91.4%	$304.3	92.0%	$(9.3)	(3.1%)
Other business units	27.8	8.6%	26.6	8.0%	1.2	4.5%

Total revenue	$322.8	100.0%	$330.9	100.0%	$(8.1)	(2.4%)

REVENUE

Revenue for the first quarter of fiscal year 2012 decreased $8.1 million to $322.8 million from the first quarter of fiscal year 2011, as the comparison to a strong prior year, up 16.1% over the comparable period in fiscal year 2010, and continued weakness in the European market contributed to the year-over-year decline. Changes in foreign exchange rates decreased reported revenue for the first quarter of fiscal year 2012 by $2.2 million. Revenue from the other business units increased $1.2 million, due to an increase in revenue from the Company’s consumer-direct channel that more than offset a decline in the Leathers business. International revenue represented 38.9% of total revenue in the first quarter of fiscal year 2012 compared to 40.7% in the first quarter of fiscal year 2011.

The Outdoor Group branded footwear, apparel and licensing operating group’s revenue decreased 0.7% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. Merrell® revenue decreased at a low single digit rate compared to the first quarter of fiscal year 2011, due to the challenging economic climate in Europe. Declines in the Merrell® brand revenue were partially offset by increases in both Chaco® and Patagonia® footwear. Chaco® revenue increased at a high single digit rate compared to the first quarter of fiscal year 2011, as the Company continues to expand distribution of the brand in the United States. Patagonia® footwear’s revenue increased at a mid single digit rate in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 due to continued strong demand from key outdoor retailers.

The Heritage Group footwear, apparel and licensing operating group’s revenue decreased 7.3% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. Wolverine® revenue increased at a mid single digit rate compared to the first quarter of fiscal year 2011, driven by continued growth in core work boot and rugged casual business. Cat® footwear’s revenue decreased at a mid single digit rate compared to the first quarter of fiscal year 2011, as growth at a rate in the mid twenties in third-party distributor markets and growth at a rate in the mid teens in the U.S. market were more than offset by declines in the European and Canadian markets. Bates® revenue decreased at a rate in the low twenties compared to the first quarter of fiscal year 2011 due to the timing of shipments under certain military contracts. Harley-Davidson® revenue decreased at a rate in the low thirties compared to the first quarter of fiscal year 2011 reflecting declines across every major geographic region due to a more focused distribution strategy.

The Lifestyle Group footwear, apparel and licensing operating group’s revenue decreased 2.7% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. Sebago® revenue increased at a rate in the mid teens for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, driven by increases in sales to both new and existing key retailers and the positive impact of ongoing investments designed to increase brand awareness. Cushe® revenue increased at a mid single digit rate in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, reflecting continued growth from international distributors, independent retailers and key specialty, outdoor and action sport accounts. Hush Puppies® revenue decreased at a rate in the low teens due to declines in the European and Canadian markets.

Within the Company’s other business units, Wolverine Retail reported a sales increase in the high teens compared to the first quarter of fiscal year 2011 as a result of growth from the Company’s e-commerce channel, mid-single digit growth in comparable store sales from Company-owned stores, and the addition of 10 new Company-owned stores since the first quarter of fiscal year 2011. Wolverine Retail operated 101 retail stores worldwide at the end of the first quarter of fiscal year 2012. The Company also operated 41 consumer-direct websites as of March 24, 2012 compared to 35 sites at March 26, 2011. The Wolverine Leathers business reported a revenue decline in the mid twenties, due to labor shortages at a third-party tannery in Asia.

GROSS MARGIN

For the first quarter of fiscal year 2012, the Company’s consolidated gross margin was 41.0% compared to 41.6% in the first quarter of fiscal year 2011. Higher product input costs and a negative shift in the mix of product sold decreased consolidated gross margin by approximately 400 basis points and 100 basis points, respectively. These decreases were partially offset by the positive impact from strategic selling price increases, an improvement of approximately 370 basis points, and the effect of foreign exchange rate changes, an improvement of approximately 60 basis points.

OPERATING EXPENSES

Operating expenses increased $6.9 million, from $88.3 million in the first quarter of fiscal year 2011 to $95.2 million in the first quarter of fiscal year 2012. The higher operating expense was due to $2.4 million of incremental non-cash pension expense, $2.2 million of incremental brand-building investments, $1.3 million of employee separation costs, $1.1 million of occupancy and labor costs associated with 10 additional Company-owned retail stores and $0.7 million of incremental bad debt expense. These increases were partially offset by a decrease of $0.7 million from the favorable impact of foreign exchange rate changes on reported operating expenses.

INTEREST, OTHER AND TAXES

The increase in net interest expense reflects the increase in revolver borrowings for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.

The decrease in other income is due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s effective tax rate in the first quarter of fiscal year 2012 was 12.4%, compared to 28.0% in the first quarter of fiscal year 2011. The lower effective tax rate in the first quarter of 2012 reflects the benefits of a favorable ruling related to long-term global tax planning strategies that lowered expense in the quarter. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the previously described decreased revenue, lower gross margin and higher operating expenses, partially offset by the lower effective tax rate, the Company had net earnings of $31.2 million in the first quarter of fiscal year 2012 compared to $35.9 million in the first quarter of 2011, a decrease of $4.7 million, or 13.1%.

Diluted net earnings per share decreased 11.1% in the first quarter of fiscal year 2012 to $0.64 from $0.72 in the first quarter of fiscal year 2011. The decrease was primarily attributable to the decline in net income, partially offset by lower weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	September 30,	September 30,	September 30,	September 30,
				Change from
(Millions of dollars)	March 24, 2012	December 31, 2011	March 26, 2011	December 31, 2011	March 26, 2011
Cash and cash equivalents	$123.3	$140.0	$91.6	$(16.7)	$31.7
Accounts receivable	261.0	220.0	251.9	41.0	9.1
Inventories	265.1	234.8	250.0	30.3	15.1
Accounts payable	54.6	57.1	60.4	(2.5)	(5.8)
Current accrued liabilities	74.5	80.1	79.7	(5.6)	(5.2)
Interest-bearing debt	70.0	11.5	30.5	58.5	39.5

Cash used in operating activities	(64.3)		(82.8)		18.5
Additions to property, plant and equipment	2.8		4.3		(1.5)
Depreciation and amortization	3.8		3.8		—

Cash and cash equivalents of $123.3 million at March 24, 2012 were $31.7 million higher than the balance at March 26, 2011. The increase was due to timing of payments to vendors and a lower pension contribution in the first quarter of 2012 compared to the first quarter of 2011. Cash and cash equivalents as of March 24, 2012 were $16.7 million lower than the balance at December 31, 2011. The decrease was due to working capital investments in the quarter and the Company’s pension contribution made in the first quarter of fiscal year 2012. Accounts receivable increased 18.6% compared to the balance at December 31, 2011, driven by seasonal changes in the Company’s business. No single customer accounted for more than 10% of the outstanding accounts receivable balance at March 24, 2012. As expected, inventory levels at the end of the first quarter of fiscal year 2012 increased from first quarter of 2011 by 6.0%, and increased from the end of fiscal year 2011 by 12.9%. The increase was due to new product offerings and increased product costs.

The decrease in accounts payable at March 24, 2012 compared to March 26, 2011 and December 31, 2011 was attributable to the timing of cash payments to vendors. Current accrued liabilities decreased $5.2 million, or 6.5%, compared to the balance at the first quarter of 2011 and decreased $5.6 million, or 7.0%, compared to the end of fiscal year 2011. The decreases were due to the timing of income tax payments.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There was $70.0 million drawn under the revolving credit facility at March 24, 2012 compared to $30.0 million at March 26, 2011. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements under the revolving credit facility at both March 24, 2012 and March 26, 2011. Cash flows from operations, along with proceeds from the revolving credit facility, if needed, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

Net cash used in operating activities in the first quarter of fiscal year 2012 was $64.3 million versus net cash used in operating activities of $82.8 million in the first quarter of fiscal year 2011, an improvement of $18.5 million. The effect of decreased earnings performance was more than offset by lower investments in working capital and lower pension contributions in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.

The majority of the capital expenditures for the first quarter of fiscal year 2012 were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal year 2012 and repurchased 142,198 shares at an average price of $35.57 in the first quarter of fiscal year 2011. The primary purpose of the Company’s stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock from time-to-time in the open market or privately negotiated transactions, depending upon market conditions and other factors.

The Company declared dividends of $0.12 per share, or $5.8 million, for both the first quarter of fiscal year 2012 and the first quarter of fiscal 2011. The 2012 dividend is payable on May 1, 2012 to shareholders of record on April 2, 2012.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management believes there have been no changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011 is incorporated herein by reference.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 24, 2012 and March 26, 2011, the Company had outstanding forward currency exchange contracts to purchase $102.1 million and $111.7 million, respectively, of U.S. dollars, with maturities ranging up to 336 days.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At March 24, 2012, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $2.0 million. At March 26, 2011, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $7.1 million. These changes resulted in cumulative foreign currency translation adjustments at March 24, 2012 and March 26, 2011 of $2.2 million and $18.7 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. At March 24, 2012, the Company had $70.0 million outstanding on its revolving credit agreement. At March 26, 2011, the Company had $30.0 million outstanding on its revolving credit agreement.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 24, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January1, 2012 to January 28, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$88,813,479
Employee Transactions(2)	2,486	36.68	—
Period 2 (January 29, 2012 to February 25, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$88,813,479
Employee Transactions(2)	144,797	39.65	—
Period 3 (February 26, 2012 to March 24, 2012)
Common Stock Repurchase Program(1)	64,612	$37.09	64,612	$86,416,818
Employee Transactions(2)	2,107	38.40	—
Total for Quarter ended March 24, 2012
Common Stock Repurchase Program(1)	64,612	$37.09	64,612	$86,416,818
Employee Transactions(2)	149,390	39.58	—

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
May 3, 2012	/s/ Blake W. Krueger

Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)
May 3, 2012	/s/ Donald T. Grimes

Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

10.1	Wolverine World Wide, Inc. Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan). Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

10.2	Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended March 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 24, 2012, December 31, 2011 and March 26, 2011, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended March 24, 2012 and March 26, 2011 (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twelve weeks ended March 24, 2012 and March 26, 2011, and (iv) Notes to Consolidated Condensed Financial Statements.*

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