Form 10-Q
period 2012-06-16
WOLVERINE WORLD WIDE INC /DE/
filed 2012-07-26
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second twelve week accounting period ended June 16, 2012

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

There were 48,859,590 shares of Common Stock, $1 par value, outstanding as of July 20, 2012.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	currency restrictions;

•	changes in costs of future pension funding requirements and pension expenses;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

•

the failure of the Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•

matters relating to the pending acquisition of the Performance + Lifestyle Group (PLG) business of Collective Brands, Inc., including the possibility that the PLG acquisition does not close, the Company’s ability to realize the benefits of the PLG acquisition or to do so on a timely basis, the Company’s ability to combine its business with PLG successfully or in a timely and cost-efficient manner, failure to obtain any required financing or to do so on favorable terms, and/or the degree of business disruption relating to the PLG acquisition;

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

These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission, including Item 1A of this Form 10-Q. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	June 16, 2012	December 31, 2011	June 18, 2011
ASSETS
Current assets:
Cash and cash equivalents	$156,627	$140,012	$118,478
Accounts receivable, less allowances:
June 16, 2012 – $13,245
December 31, 2011 – $12,688
June 18, 2011 – $10,237	235,170	219,963	226,739
Inventories:
Finished products	216,808	208,164	224,652
Raw materials and work-in-process	27,104	23,574	22,582

	243,912	231,738	247,234

Deferred income taxes	10,452	9,801	13,264
Prepaid expenses and other current assets	29,163	32,982	15,356

Total current assets	675,324	634,496	621,071

Property, plant and equipment:
Gross cost	297,203	293,679	292,559
Accumulated depreciation	(221,394)	(215,190)	(215,820)

	75,809	78,489	76,739

Other assets:
Goodwill	39,064	38,894	39,888
Other non-amortizable intangibles	17,558	17,375	16,646
Cash surrender value of life insurance	39,383	38,203	37,718
Deferred income taxes	41,989	42,349	38,620
Other	3,194	1,846	2,815

	141,188	138,667	135,687

Total assets	$892,321	$851,652	$833,497

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets – continued

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	June 16, 2012	December 31, 2011	June 18, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$60,797	$57,099	$72,599
Accrued salaries and wages	15,333	22,635	16,342
Income taxes	4,366	2,822	5,454
Taxes, other than income taxes	7,721	8,093	8,782
Other accrued liabilities	42,108	44,363	36,735
Accrued pension liabilities	2,151	2,151	2,018
Current maturities of long-term debt	—	515	539
Borrowings under revolving credit agreement	28,000	11,000	20,000

Total current liabilities	160,476	148,678	162,469

Deferred compensation	3,856	4,113	4,317
Accrued pension liabilities	89,295	103,825	59,155
Other liabilities	10,083	16,386	13,293

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common Stock – par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
June 16, 2012 – 65,820,398 shares
December 31, 2011 – 65,019,406 shares
June 18, 2011 – 64,860,785 shares	65,820	65,019	64,861
Additional paid-in capital	157,043	138,585	126,682
Retained earnings	929,907	889,765	837,920
Accumulated other comprehensive income (loss)	(73,814)	(71,029)	(33,763)
Cost of shares in treasury:
June 16, 2012 – 17,042,733 shares
December 31, 2011 – 16,848,374 shares
June 18, 2011 – 15,632,031 shares	(451,386)	(443,690)	(401,437)

Total Wolverine World Wide, Inc. stockholders’ equity	627,570	578,650	594,263
Non-controlling interest	1,041	—	—

Total stockholders’ equity	628,611	578,650	594,263

Total liabilities and stockholders’ equity	$892,321	$851,652	$833,497

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

(Thousands of Dollars, Except Per Share Data)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Revenue	$312,720	$310,139	$635,526	$641,012
Cost of goods sold	194,650	188,022	385,264	381,096

Gross profit	118,070	122,117	250,262	259,916

Selling, general and administrative expenses	95,221	88,751	190,451	177,080

Operating profit	22,849	33,366	59,811	82,836

Other expenses:
Interest expense – net	329	129	748	354
Other expense – net	668	973	1,614	393

	997	1,102	2,362	747

Earnings before income taxes	21,852	32,264	57,449	82,089

Income taxes	1,540	8,301	5,955	22,246

Net earnings	20,312	23,963	51,494	59,843

Net loss attributable to non-controlling interests	(184)	—	(184)	—

Net earnings attributable to Wolverine World Wide, Inc.	$20,496	$23,963	$51,678	$59,843

Net earnings per share (see Note 2):
Basic	$0.43	$0.49	$1.08	$1.23
Diluted	$0.42	$0.48	$1.05	$1.20

Comprehensive income	$17,678	$25,489	$48,709	$67,203
Comprehensive income attributable to non-controlling interest	184	—	184	—

Comprehensive income attributable to Wolverine World Wide, Inc.	$17,862	$25,849	$48,893	$67,203

Cash dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

(Thousands of Dollars)

(Unaudited)

	24 Weeks Ended
	June 16, 2012	June 18, 2011
OPERATING ACTIVITIES
Net earnings	$51,494	$59,843
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,379	7,082
Amortization	240	473
Deferred income taxes (credit)	421	(1,093)
Stock-based compensation expense	7,858	7,377
Excess tax benefits from stock-based compensation	(3,698)	(1,770)
Pension contribution	(26,657)	(31,800)
Pension expense	12,948	8,078
Other	(2,094)	(1,230)
Changes in operating assets and liabilities:
Accounts receivable	(15,657)	(28,369)
Inventories	(13,096)	(37,851)
Other operating assets	1,718	(1,707)
Accounts payable	3,819	7,671
Income taxes payable	1,544	2,708
Other operating liabilities	(10,686)	(9,131)

Net cash provided by (used in) operating activities	15,533	(19,719)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,678)	(9,182)
Investment in joint venture	(1,604)	—
Other	(1,318)	(1,410)

Net cash used in investing activities	(7,600)	(10,592)

FINANCING ACTIVITIES
Net borrowings under revolver	17,000	20,000
Payments of long-term debt	(526)	(530)
Cash dividends paid	(11,800)	(11,194)
Purchase of common stock for treasury	(2,399)	(23,146)
Surrender of common stock for treasury	(5,599)	(1,675)
Proceeds from shares issued under stock incentive plans	7,512	9,771
Excess tax benefits from stock-based compensation	3,698	1,770
Contributions from non-controlling interests	1,225	—

Net cash provided by (used in) financing activities	9,111	(5,004)
Effect of foreign exchange rate changes	(429)	3,393

Increase (decrease) in cash and cash equivalents	16,615	(31,922)

Cash and cash equivalents at beginning of the period	140,012	150,400

Cash and cash equivalents at end of the period	$156,627	$118,478

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

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

June 16, 2012 and June 18, 2011

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

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 weeks Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$20,496	$23,963	$51,678	$59,843
Adjustment for earnings allocated to non-vested restricted common stock	(344)	(403)	(918)	(992)

Net earnings used in calculating basic earnings per share	20,152	23,560	50,760	58,851
Adjustment for earnings reallocated from non-vested restricted common stock	12	12	36	31

Net earnings used in calculating diluted earnings per share	$20,164	$23,572	$50,796	$58,882

Denominator:
Weighted average shares outstanding	48,694,332	49,439,698	48,564,198	49,366,041
Adjustment for non-vested restricted common stock	(1,396,931)	(1,490,880)	(1,386,317)	(1,435,262)

Shares used in calculating basic earnings per share	47,297,401	47,948,818	47,177,881	47,930,779
Effect of dilutive stock options	1,123,863	1,342,848	1,123,286	1,311,765

Shares used in calculating diluted earnings per share	48,421,264	49,291,666	48,301,167	49,242,544

Net earnings per share:
Basic	$0.43	$0.49	$1.08	$1.23
Diluted	$0.42	$0.48	$1.05	$1.20

For the 12 and 24 weeks ended June 16, 2012, share-based awards relating to 587,347 and 541,729 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the periods then-ended, and they were, therefore, anti-dilutive. For the 12 and 24 weeks ended June 18, 2011, share-based awards relating to 379,231 and 289,369 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the periods then-ended, and they were, therefore, anti-dilutive.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

(Unaudited)

3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Other Non- Amortizable Intangibles
Balance at June 18, 2011	$39,888	$16,646
Intangibles acquired	—	969
Foreign currency translation effects	(994)	(240)

Balance at December 31, 2011	38,894	17,375
Intangibles acquired	—	183
Foreign currency translation effects	170	—

Balance at June 16, 2012	$39,064	$17,558

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The ending accumulated other comprehensive income (loss) is as follows:

	Foreign Currency	Foreign Exchange Contracts	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$11,548	$(1,815)	$(50,856)	$(41,123)
Current-period other comprehensive income (loss)	7,139	(1,306)	—	5,833

Balance at March 26, 2011	18,687	(3,121)	(50,856)	(35,290)
Current-period other comprehensive income (loss)	159	1,368	—	1,527

Balance at June 18, 2011	18,846	(1,753)	(50,856)	(33,763)
Current-period other comprehensive income (loss)	(18,587)	5,047	(23,726)	(37,266)

Balance at December 31, 2011	259	3,294	(74,582)	(71,029)
Current-period other comprehensive income (loss)	1,991	(2,142)	—	(151)

Balance at March 24, 2012	2,250	1,152	(74,582)	(71,180)
Current-period other comprehensive income (loss)	(3,498)	864	—	(2,634)

Balance at June 16, 2012	$(1,248)	$2,016	$(74,582)	$(73,814)

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

The other business units in the following tables consist of the Company’s consumer-direct business and the Company’s leather marketing operations, Wolverine Leathers. These other operations do not collectively form a reportable segment at June 16, 2012 because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At June 16, 2012, the Company owned and operated 100 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 38 consumer-direct websites. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

(Unaudited)

Business segment information is as follows:

	12 Weeks Ended June 16, 2012
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$274,884	$37,836	$—	$312,720
Intersegment revenue	13,664	726	—	14,390
Earnings (loss) before income taxes	37,172	2,782	(18,102)	21,852
Total assets	710,966	60,124	121,231	892,321

	24 Weeks Ended June 16, 2012
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$569,856	$65,670	$—	$635,526
Intersegment revenue	24,667	1,547	—	26,214
Earnings (loss) before income taxes	87,498	1,461	(31,510)	57,449
Total assets	710,966	60,124	121,231	892,321

	12 Weeks Ended June 18, 2011
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$275,278	$34,861	$—	$310,139
Intersegment revenue	10,883	508	—	11,391
Earnings (loss) before income taxes	39,481	2,522	(9,739)	32,264
Total assets	637,928	63,022	132,547	833,497

	24 Weeks Ended June 18, 2011
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$579,594	$61,418	$—	$641,012
Intersegment revenue	19,906	873	—	20,779
Earnings (loss) before income taxes	98,940	1,464	(18,315)	82,089
Total assets	637,928	63,022	132,547	833,497

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

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

At June 16, 2012 and June 18, 2011, an asset of $622 and a liability of $1,227, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 16, 2012 and June 18, 2011.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 16, 2012 and June 18, 2011, foreign exchange contracts with a notional value of $108,968 and $113,368, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 24 weeks ended June 16, 2012 and June 18, 2011. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the 12 weeks ended June 16, 2012 and June 18, 2011, the Company recognized a net gain of $432 and a net loss of $555, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended June 16, 2012 and June 18, 2011, the Company reclassified a loss of $779 and a gain of $595, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 24 weeks ended June 16, 2012 and June 18, 2011, the Company recognized a net gain of $1,504 and a net loss of $1,555, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 24 weeks ended June 16, 2012 and June 18, 2011, the Company reclassified a loss of $1,228 and a gain of $1,595, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

(Unaudited)

7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $4,199 and $7,858 and related income tax benefits of $1,362 and $2,545 for grants under its stock-based compensation plans in the statements of operations for the 12 and 24 weeks ended June 16, 2012, respectively. For the 12 and 24 weeks ended June 18, 2011, the Company recognized compensation expense of $4,095 and $7,377, respectively, and related income tax benefits of $1,318 and $2,370, respectively, for grants under its stock-based compensation plans.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 24 weeks ended June 16, 2012 and June 18, 2011, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.72 and $10.45 for the 24 weeks ended June 16, 2012 and June 18, 2011, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 weeks Ended
	June 16,	June 18,	June 16,	June 18,
	2012	2011	2012	2011
Expected market price volatility (1)	37.1%	38.5%	37.8%	38.6%
Risk-free interest rate (2)	0.6%	1.6%	0.6%	1.8%
Dividend yield (3)	1.3%	1.6%	1.3%	1.6%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)

Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 164,289 and 837,883 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the 12 and 24 weeks ended June 16, 2012, respectively. During the 12 and 24 weeks ended June 16, 2012, the Company cancelled 4,917 and 15,609 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures. The Company issued 147,797 and 895,116 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the 12 and 24 weeks ended June 18, 2011, respectively. During the 12 and 24 weeks ended June 18, 2011, the Company cancelled 5,563 and 9,528 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

8. PENSION EXPENSE

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		24 weeks Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Service cost pertaining to benefits earned during the period	$1,779	$1,500	$3,558	$3,000
Interest cost on projected benefit obligations	3,289	3,075	6,578	6,150
Expected return on pension assets	(3,432)	(3,323)	(6,864)	(6,646)
Net amortization loss	4,838	2,787	9,676	5,574

Net pension expense	$6,474	$4,039	$12,948	$8,078

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 16, 2012 and June 18, 2011

(Unaudited)

9. INCOME TAXES

The Company’s effective tax rate in the second quarter of fiscal 2012 was 7.0%, compared to 25.7% in the second quarter of fiscal 2011. The lower effective tax rate in the second quarter of 2012 reflects the benefits of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. This ruling resulted in a decrease of income tax expense in the amount of $3.3 million in the quarter.

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

During the second quarter of fiscal 2012, the Company entered into agreements to acquire the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc. (“CBI”). This acquisition is conditioned upon the prior or concurrent consummation of the merger (“Merger”) contemplated by the Agreement and Plan of Merger dated as of May 1, 2012 (“Merger Agreement”). The Company and the other parties to the Merger Agreement, among others, have been named as defendants in five lawsuits filed in the Court of Chancery of the State of Delaware and one lawsuit filed in the District Court of Shawnee County, Kansas, in connection with the proposed Merger. The Delaware lawsuits have been consolidated, and the parties to the Kansas litigation have agreed to stay those proceedings pending final resolution of the Delaware litigation. These lawsuits generally allege, among other things, that CBI’s board of directors and certain of its executive officers violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the Merger, and that the Company and certain other defendants aided and abetted such alleged breaches of fiduciary duties. The Delaware plaintiffs are seeking to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement as well as monetary damages including attorneys’ fees and expenses. The defendants are vigorously defending these lawsuits.

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter
Minimum royalties	$750	$900	$1,200	$1,500	$—	$—
Minimum advertising	$2,360	$2,645	$2,724	$2,806	$2,890	$5,236

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with the applicable agreements, the Company incurred royalty expense of $383 and $864, respectively, for the 12 and 24 weeks ended June 16, 2012, and has met the minimum royalties required for fiscal 2012. For the 12 and 24 weeks ended June 18, 2011, the Company incurred royalty expense of $710 and $1,664, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $766 and $1,744 for the 12 and 24 weeks ended June 16, 2012. For the 12 and 24 weeks ended June 18, 2011, the Company incurred advertising expense of $767 and $1,451, respectively.

11. NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity. Under ASU 2011-05, the Company has the option to present the total of comprehensive income, the components of net income and the components of OCI in either a continuous statement of comprehensive income or in two separate continuous statements. Earnings per share would continue to be based on net income. Also in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. The Company adopted the current required provisions of ASU 2011-05 in the first quarter of fiscal 2012 as noted in the consolidated statement of operations and comprehensive income. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011 and was adopted in the first quarter of fiscal 2012. The applicable disclosures have been provided in Note 6. The adoption of ASU 2011-04 did not affect the Company’s consolidated financial position, results of operations or cash flows.

12. PENDING ACQUISITION

During the second quarter of fiscal 2012, the Company announced it had entered into agreements to acquire PLG for cash consideration of $1,233 million. The cash consideration to be paid by the Company for PLG is subject to certain adjustments as set forth in the previously disclosed Separation Agreement dated as of May 1, 2012. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. The closing of the PLG acquisition is subject to the prior or concurrent consummation of the Merger, which is subject to the closing conditions set forth in the Merger Agreement. The transaction is not subject to a financing condition. The Company currently anticipates closing the acquisition of PLG in fiscal 2012. The principal transaction-related agreements, including the Company’s debt financing commitments, are described in the Company’s Current Report on Form 8-K filed May 4, 2012. During the second quarter ended June 16, 2012, the Company incurred approximately $4.9 million of expenses attributable to the pending PLG acquisition.

ITEM 1A.	Risk Factors

The PLG acquisition may not close within the expected time, or at all, which could adversely affect the Company’s stock price and financial position.

The Company has entered into several agreements relating to the pending acquisition of the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc. (“CBI”), including an Agreement and Plan of Merger (“Merger Agreement”), dated as of May 1, 2012, and a Purchase Agreement (the “Carveout Transaction Agreement”) dated as of May 1, 2012, to acquire PLG (the “Carveout Transaction”) from the surviving entity in the Merger (“Parent”). The principal transaction-related agreements are described in the Company’s Current Report on Form 8-K filed May 4, 2012. The acquisition of PLG is conditioned upon the prior or concurrent consummation of the merger pursuant to the Merger Agreement (the “Merger”). The Merger is subject to the closing conditions set forth in the Merger Agreement. There can be no assurance that all of the conditions to the Merger set forth in the Merger Agreement will be satisfied or waived or that the Merger or the Carveout Transaction will be completed in the expected timeframe, or at all. The Merger Agreement may be terminated by each of CBI and Parent under certain circumstances, including if the Merger is not consummated by February 1, 2013.

If the PLG acquisition is not consummated, the Company’s stock price and financial results could be adversely affected. If the Merger is not consummated under certain circumstances, the Company will be obligated to pay CBI all or a portion of a reverse termination fee of $84 million and/or reimburse certain CBI expenses, which could adversely impact the Company’s financial position.

Financing for the PLG acquisition and the Merger may not be available on expected or acceptable terms.

The Company entered into a commitment letter for a new $1.1 billion credit facility (the “Senior Secured Debt”) in part to finance the acquisition of PLG as well as for ongoing working capital needs. The obligation of the lenders to fund the initial borrowings under the Senior Secured Debt are subject to the completion of closing conditions, including, among others, the absence of a material adverse effect on PLG and the receipt by the Company of $375 million in gross cash proceeds from the incurrence of bridge loans or the issuance of senior unsecured debt (such bridge loans or senior unsecured debt, the “Senior Unsecured Debt”). If these conditions are not met or waived, and the lenders do not fund the initial borrowings under the Senior Secured Debt, the Company would have to obtain alternative financing in order to perform its obligations under the PLG transaction agreements. There can be no assurance that any of the required financing will be available on favorable terms, in a timely manner or at all.

In addition to the amount payable by the Company under the Carveout Transaction Agreement, Parent intends to finance the merger consideration payable to CBI stockholders with financing to be obtained and provided to Parent by Blum Strategic Partners IV, L.P., Golden Gate Capital Opportunity Fund L.P. and their third-party debt financing sources. There can be no assurance that this financing, or alternative financing, will be available to Parent to enable it to close the Merger.

The Company’s indebtedness will increase following the completion of the PLG acquisition, which could adversely affect the Company.

Following the completion of the PLG acquisition, the Company’s indebtedness will be significantly greater than the Company’s current indebtedness, which could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. The Senior Secured Debt will contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments.

The operating restrictions and financial covenants in the Senior Secured Debt may limit the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s ability to comply with any financial covenants could be materially affected by events beyond its control, and there can be no assurance that the Company will satisfy any such requirements. If the Company fails to comply with these covenants, it may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. The Company may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on favorable terms.

If an event of default occurs, the lenders under the Senior Secured Debt may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and exercise remedies in respect of the collateral. The Company may not be able to repay all amounts due under the Senior Secured Debt in the event these amounts are declared due upon an event of default. In addition, an event of default or acceleration of debt under the Senior Secured Debt may lead to an event of default under the terms of the Senior Unsecured Debt.

An adverse judgment in a lawsuit challenging the Merger may prevent the Merger and the PLG acquisition from becoming effective or from becoming effective within the expected timeframe.

In connection with the Merger, five lawsuits were filed in the Court of Chancery of the State of Delaware and one lawsuit was filed in the District Court of Shawnee County, Kansas. The lawsuits name the Company and other parties to the Merger Agreement, among others, as defendants. The Delaware lawsuits have been consolidated, and the parties to the Kansas litigation have agreed to stay those proceedings pending final resolution of the Delaware litigation. The consolidated Delaware complaint generally alleges, among other things, that CBI’s board of directors and certain of its executive officers violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the Merger, and that the Company and other parties aided and abetted such alleged breaches of fiduciary duties. The Kansas complaint sets forth similar allegations, among others claims. The Delaware plaintiffs are seeking to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement.

It is a condition to the closing of the Merger that no order prohibiting the closing of the Merger or the Carveout Transaction is in effect. If any plaintiff were successful in obtaining an injunction prohibiting the parties from completing the Merger or the Carveout Transaction on the agreed-upon terms, then such injunction may prevent the PLG acquisition from becoming effective or from becoming effective within the expected timeframe. In addition, the cost of defending the filed lawsuits and paying any judgment or settlement in connection with the lawsuits could have an adverse impact on the Company’s financial results.

The Company’s failure to successfully integrate the PLG business or realize the benefits of the transaction in a timely and cost-efficient manner could adversely affect the Company’s business.

The success of the PLG acquisition will depend, in part, on the Company’s ability to fully realize the anticipated benefits and synergies from combining the businesses of the Company and PLG. To realize these anticipated benefits and synergies, the Company must successfully integrate the businesses of the Company and PLG. Any failure to timely realize these anticipated benefits and synergies could have a material adverse effect on the Company’s results of operations and financial position.

The Company and PLG have operated and will continue to operate independently until the completion of the acquisition. The integration process could result in: the loss of key employees, suppliers, distributors, other business partners or significant customers; decreases in revenues; increases in taxes or operating or other costs; and the disruption of PLG’s or the Company’s ongoing business, any of which could limit the Company’s ability to achieve the anticipated benefits and synergies of the PLG acquisition and have an adverse effect on the operating results of the Company. Integration efforts will also require substantial commitments of management attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to the Company.

The Company will incur significant transaction costs as a result of the PLG acquisition.

The Company expects to incur significant one-time transaction costs related to the PLG acquisition. These transaction costs include investment banking, legal and accounting fees and expenses and other related charges. The Company may also incur additional unanticipated transaction costs in connection with the PLG acquisition. A portion of the transaction costs related to the PLG acquisition will be incurred regardless of whether the PLG acquisition is completed. Additional costs will be incurred in connection with integrating the Company’s business with the PLG business. Costs incurred in connection with the PLG acquisition and integration may be higher than expected. These costs could adversely affect the Company’s financial position or results of operations.

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

The Company’s portfolio consists of 12 brands that were marketed in more than 190 countries and territories at June 16, 2012. This diverse brand portfolio and broad geographic reach position the Company for continued organic growth. The Company’s brands are distributed in the United States, Canada, the United Kingdom and certain countries in continental Europe via owned operations. In other regions (Asia Pacific, Latin America and certain other counties in continental Europe), the Company relies on a network of third-party distributors and licensees to market its brands. At June 16, 2012, the Company operated 100 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 38 consumer-direct websites.

2012 FINANCIAL OVERVIEW

•	Revenue for the second quarter of fiscal 2012 was a record $312.7 million, an increase of 0.8% compared to the second quarter of fiscal 2011 when revenue grew 20.1%.

•

Gross margin for the second quarter of fiscal 2012 was 37.8%, a decrease of 160 basis points from the comparable period in the prior year, as higher product costs and unfavorable sales mix, partially related to increased closeout sales, were only partially offset by strategic selling price increases and benefits from foreign exchange.

•

Operating expenses as a percentage of revenue increased to 30.4% for the second quarter of fiscal 2012 compared to 28.6% for the second quarter of fiscal 2011. The increase was driven by incremental non-cash pension expense and costs associated with the pending acquisition of PLG.

•

The effective tax rate in the second quarter of fiscal 2012 was 7.0% compared to 25.7% in the second quarter of fiscal 2011. The lower effective tax rate reflects the benefits of a favorable court decision in a foreign jurisdiction related to the Company’s long-term global tax planning strategies that lowered tax expense by $3.3 million.

•	Reported diluted earnings per share for the second quarter of fiscal 2012 were $0.42 compared to $0.48 per share for the second quarter of fiscal 2011.

•	Inventory decreased $3.3 million, or 1.3%, as of the end of the second quarter of fiscal 2012 compared to the end of the second quarter of fiscal 2011.

•	The Company declared cash dividends of $0.12 per share for both the second quarter of fiscal 2012 and the second quarter of fiscal 2011.

RECENT DEVELOPMENTS

On May 1, 2012, the Company entered into several agreements relating to the Company’s acquisition of PLG for cash consideration of $1.2 billion. The cash consideration to be paid by the Company for PLG is subject to certain adjustments as set forth in the previously disclosed Separation Agreement dated as of May 1, 2012. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. The closing of the PLG acquisition is subject to the prior or concurrent consummation of the Merger, which is subject to the closing conditions set forth in the Merger Agreement. The transaction is not subject to a financing condition. The Company currently anticipates closing the acquisition of PLG in fiscal 2012. The principal transaction-related agreements, including the Company’s debt financing commitments, are described in the Company’s Current Report on Form 8-K filed May 4, 2012.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS – SECOND QUARTER 2012 COMPARED TO SECOND QUARTER 2011

FINANCIAL SUMMARY – SECOND QUARTER 2012 VERSUS SECOND QUARTER 2011

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$274.9	87.9%	$275.2	88.7%	$(0.3)	(0.1%)
Other business units	37.8	12.1%	34.9	11.3%	2.9	8.3%

Total revenue	$312.7	100.0%	$310.1	100.0%	$2.6	0.8%

	$	% of Revenue	$	% of Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$102.5	37.3%	$107.2	39.0%	$(4.7)	(4.4%)
Other business units	15.6	41.3%	14.9	42.7%	0.7	4.7%

Total gross profit	$118.1	37.8%	$122.1	39.4%	$(4.0)	(3.3%)

Selling, general and administrative expenses	$95.2	30.4%	$88.8	28.6%	$6.4	7.2%

Interest expense – net	$0.3	0.1%	$0.1	0.0%	$0.2	200.0%
Other expense – net	0.7	0.2%	1.0	0.3%	(0.3)	(30.0%)
Earnings before income taxes	21.9	7.0%	32.3	10.4%	(10.4)	(32.2%)

Net earnings attributable to Wolverine World Wide, Inc.	$20.5	6.6%	$24.0	7.7%	$(3.5)	(14.6%)

Diluted earnings per share	$0.42	—	$0.48	—	$(0.06)	(12.5%)

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

The Company’s other operating units, which do not collectively comprise a separate reportable segment, consist of the Company’s consumer-direct business and the Company’s leather marketing operations, Wolverine Leathers.

The following is supplemental information on total revenue:

TOTAL REVENUE – SECOND QUARTER

	2012		2011		Change
(Millions of Dollars)	$	% of Total	$	% of Total	$	%
Outdoor Group	$130.7	41.8%	$127.2	41.0%	$3.5	2.8%
Heritage Group	99.4	31.8%	102.9	33.2%	(3.5)	(3.4%)
Lifestyle Group	41.3	13.2%	41.5	13.4%	(0.2)	(0.5%)
Other	3.5	1.1%	3.6	1.1%	(0.1)	(2.8%)

Total branded footwear, apparel and licensing revenue	$274.9	87.9%	$275.2	88.7%	$(0.3)	(0.1%)
Other business units	37.8	12.1%	34.9	11.3%	2.9	8.3%

Total revenue	$312.7	100.0%	$310.1	100.0%	$2.6	0.8%

REVENUE

Revenue for the second quarter of fiscal 2012 increased $2.6 million to $312.7 million from the second quarter of fiscal 2011, as growth in the Company’s consumer-direct channel and growth in the United States wholesale business was partially offset by ongoing challenges in the European market. Changes in foreign exchange rates decreased reported revenue for the second quarter of fiscal 2012 by $3.8 million. Revenue from the other business units increased $2.9 million, due to a mid teen percentage increase in revenue from the Company’s consumer-direct channel partially offset by a mid single digit decline in the Leathers business. International revenue decreased to 36.2% of total revenue in the second quarter of fiscal 2012 compared to 39.8% in the second quarter of fiscal 2011 primarily due to double digit decreases in Europe and Canada.

The Outdoor Group’s revenue increased 2.8% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Merrell® revenue increased at a low single digit rate compared to the second quarter of fiscal 2011, as the revenue increase from the expanded Merrell® Barefoot Collection was offset by declines in the Canadian market. Chaco® revenue increased at a rate in the low twenties compared to the second quarter of fiscal 2011 due to a strong sandal season. Patagonia® footwear’s revenue decreased at a rate in the mid teens in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to challenging retail conditions in Europe offsetting high double-digit revenue gains in the U.S. market.

The Heritage Group’s revenue decreased 3.4% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Wolverine® revenue increased at a rate in the low teens compared to the second quarter of fiscal 2011, driven by continued organic growth in core work boot and rugged casual business. Cat® footwear’s revenue decreased at a high single digit rate compared to the second quarter of fiscal 2011, as growth at a rate in the high thirties in third-party distributor markets and growth at a rate in the mid twenties in the U.S. market were more than offset by a low fifties rate decline in the European market and a high single digit decrease in the Canadian market. Bates® revenue increased at a rate in the low single digits compared to the second quarter of fiscal 2011 due to strong civilian shipments and a previously awarded military hiker program. Harley-Davidson® revenue decreased at a rate in the high forties compared to the second quarter of fiscal 2011 reflecting the negative impact of more restrictive distribution channels.

The Lifestyle Group’s revenue decreased 0.5% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Hush Puppies® revenue increased at a low single digit rate, as revenue growth in the United States, Canadian and licensee markets were partially offset by declines in the European market. Cushe® revenue increased at a rate in the mid twenties in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, driven primarily by new product offerings. Sebago® revenue decreased at a rate in the mid teens for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, as double digit growth in the United States market was more than offset by double digit declines in the Canadian, European and third-party distributor markets.

Within the Company’s other business units, the consumer-direct business reported a sales increase in the mid teens compared to the second quarter of fiscal 2011 as a result of growth from the Company’s e-commerce channel, mid-single digit growth in comparable store sales from Company-owned stores, and the addition of 8 new Company-owned stores since the second quarter of fiscal 2011. The Company’s consumer-direct business operated 100 retail stores worldwide and operated 38 consumer-direct websites as of June 16, 2012. The Wolverine Leathers business reported a revenue decline at a mid single digit rate due to on-going supply issues at a third-party tannery in Asia.

GROSS MARGIN

For the second quarter of fiscal 2012, the Company’s consolidated gross margin was 37.8% compared to 39.4% in the second quarter of fiscal 2011. Higher product input costs and an unfavorable shift in the mix of product sold, partially due to increased closeout sales, decreased consolidated gross margin by approximately 320 basis points and 220 basis points, respectively. These decreases were partially offset by the positive impact from strategic selling price increases, an improvement of approximately 310 basis points, and the effect of foreign exchange rate changes, an improvement of approximately 50 basis points.

OPERATING EXPENSES

Operating expenses increased $6.4 million, from $88.8 million in the second quarter of fiscal 2011 to $95.2 million in the second quarter of fiscal 2012. Higher operating expense was driven by $4.9 million of expenses related to the pending PLG acquisition and $2.4 million of incremental non-cash pension expense. These increases were partially offset by $1.3 million from the favorable impact of foreign exchange rate changes on reported operating expenses.

INTEREST, OTHER AND TAXES

The increase in net interest expense reflects the increase in revolver borrowings for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

The increase in other expense is due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s effective tax rate in the second quarter of fiscal 2012 was 7.0%, compared to 25.7% in the second quarter of fiscal 2011. The lower effective tax rate in the second quarter of fiscal 2012 reflects the benefits of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. This ruling resulted in a decrease of income tax expense in the amount of $3.3 million in the second quarter of fiscal 2012. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the previously described lower gross margin and higher operating expenses, partially offset by the lower effective tax rate, net earnings attributable to Wolverine World Wide, Inc. decreased $3.5 million, or 14.6%, to $20.5 million in the second quarter of fiscal 2012 compared to $24.0 million in the second quarter of 2011.

Diluted net earnings per share decreased 12.5% in the second quarter of fiscal 2012 to $0.42 from $0.48 in the second quarter of fiscal 2011. The decrease was primarily attributable to the decline in net earnings, partially offset by lower weighted average shares outstanding.

RESULTS OF OPERATIONS – FIRST TWO QUARTERS 2012 COMPARED TO FIRST TWO QUARTERS 2011

FINANCIAL SUMMARY – FIRST TWO QUARTERS 2012 VERSUS FIRST TWO QUARTERS 2011

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$569.8	89.7%	$579.6	90.4%	$(9.8)	(1.7%)
Other business units	65.7	10.3%	61.4	9.6%	4.3	7.0%

Total revenue	$635.5	100.0%	$641.0	100.0%	$(5.5)	(0.9%)

	$	% of Revenue	$	% of Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$223.1	39.2%	$234.4	40.4%	$(11.3)	(4.8%)
Other business units	27.2	41.4%	25.5	41.5%	1.7	6.7%

Total gross profit	$250.3	39.4%	$259.9	40.5%	$(9.6)	(3.7%)

Selling, general and administrative expenses	$190.5	30.0%	$177.1	27.6%	$13.4	7.6%

Interest expense – net	$0.8	0.1%	$0.3	0.1%	$0.5	166.7%
Other expense – net	1.6	0.3%	0.4	0.1%	1.2	300.0%
Earnings before income taxes	57.4	9.0%	82.1	12.8%	(24.7)	(30.1%)

Net earnings attributable to Wolverine World Wide, Inc.	$51.7	8.1%	$59.8	9.3%	$(8.1)	(13.5%)

Diluted earnings per share	$1.05	—	$1.20	—	$(0.15)	(12.5%)

The following is supplemental information on total revenue:

TOTAL REVENUE – FIRST TWO QUARTERS

	2012		2011		Change
(Millions of Dollars)	$	% of Total	$	% of Total	$	%
Outdoor Group	$267.8	42.1%	$265.3	41.4%	$2.5	0.9%
Heritage Group	202.3	31.8%	214.0	33.4%	(11.7)	(5.5%)
Lifestyle Group	91.9	14.5%	93.5	14.6%	(1.6)	(1.7%)
Other	7.8	1.3%	6.8	1.0%	1.0	14.7%

Total branded footwear, apparel and licensing revenue	$569.8	89.7%	$579.6	90.4%	$(9.8)	(1.7%)
Other business units	65.7	10.3%	61.4	9.6%	4.3	7.0%

Total Revenue	$635.5	100.0%	$641.0	100.0%	$(5.5)	(0.9%)

REVENUE

Revenue for the first two quarters of fiscal 2012 decreased $5.5 million from the first two quarters of fiscal 2011, to $635.5 million. Macroeconomic challenges in the European market more than offset growth in both the consumer-direct business and the U.S. wholesale business. Changes in foreign exchange rates decreased reported revenue for the first two quarters of fiscal 2012 by $5.9 million. Revenue from the other business units increased $4.3 million, led by solid growth in the consumer-direct business. International revenue decreased to 37.5% of total revenue in the first two quarters of fiscal 2012 compared to 40.3% in the first two quarters of fiscal 2011 primarily due to a decrease in the low teens in Europe and a high single digit decrease in Canada.

The Outdoor Group generated revenue of $267.8 million in the first two quarters of fiscal 2012, a $2.5 million increase from 2011. Merrell® footwear revenue was essentially flat compared to the first two quarters of 2011, as increased revenue from the expanded Merrell® Barefoot Collection was offset by declines in the Canadian, European and third-party distributor markets. Merrell® apparel revenue grew at a rate in the high teens due to improved timing of international factory-direct shipments and distribution expansion in the U.S. and Canadian markets. Patagonia® footwear’s revenue decreased at a mid single digit rate in the first two quarters of 2012 compared to the first two quarters of 2011, as slower retail conditions in Europe as well as unseasonably warm weather conditions affecting sell-through of fall/winter collections in the outdoor segment more than offset low double digit revenue gains in the casual product categories. Chaco® revenue grew at a rate in the mid teens compared to the first two quarters of fiscal 2011 due to the benefit of a strong spring sandal season and the Company’s continued expansion of the brand’s distribution in the United States.

The Heritage Group generated revenue of $202.3 million during the first two quarters of fiscal 2012, an $11.7 million decrease over the first two quarters of 2011. Revenue for the Wolverine® brand increased at a high single digit rate compared to the first two quarters of fiscal 2011, due primarily to growth in the brand’s core work and rugged casual businesses. Cat® footwear’s revenue decreased at a mid single digit rate compared to the first two quarters of fiscal 2011, as double digit growth in the United States and third-party distributor markets was more than offset by double digit declines in Canada and Europe. Bates® footwear revenue decreased at a rate in the low teens due to the later timing of Department of Defense contract awards in fiscal 2012 and the absence this year of a major contract award in fiscal 2011. Harley-Davidson® footwear revenue decreased at a rate in the low forties compared to the first two quarters of fiscal 2011 due to the negative impact of more restrictive distribution channels.

The Lifestyle Group recorded revenue of $91.9 million in the first two quarters of fiscal 2012, a $1.6 million decrease from the first two quarters of fiscal 2011. Hush Puppies® revenue decreased at a rate in the mid single digits compared to the first two quarters of fiscal 2011, driven primarily by declines in the European and Canadian markets. Sebago® revenue increased at a low single digit rate for the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011. Cushe® revenue increased at a rate in the mid teens compared to the first two quarters of fiscal 2011, driven by excellent placement in specialty, outdoor and action sports retail accounts along with the additional growth from international distributors and independent retailers.

Within the Company’s other business units, the consumer-direct business reported a sales increase in the mid teens compared to the first two quarters of fiscal 2012, as a result of continued growth from the Company’s e-commerce channel and mid single digit growth in comparable store sales from Company-owned stores. The Company’s consumer-direct business operated 100 retail stores worldwide and operated 38 consumer-direct Internet sites as of June 16, 2012. The Wolverine Leathers business reported a revenue decrease at a rate in the mid teens due to on-going supply issues at a third-party tannery in Asia.

GROSS MARGIN

Gross margin for the first two quarters of fiscal 2012 was 39.4% compared to 40.5% for the first two quarters of fiscal 2011. Higher product input costs and an unfavorable shift in the mix of product sold decreased consolidated gross margin by approximately 300 basis points and 120 basis points, respectively. These decreases were partially offset by the positive impact from strategic selling price increases, an improvement of approximately 230 basis points, and the effect of foreign exchange rate changes, an improvement of approximately 60 basis points.

OPERATING EXPENSES

Operating expenses of $190.5 million in the first two quarters of fiscal 2012 increased $13.4 million from $177.1 million in the first two quarters of fiscal 2011. The higher operating expense was due to $4.9 million of expenses related to the pending PLG acquisition, $4.9 million of incremental non-cash pension expense, $1.6 million of occupancy and labor costs associated with 8 additional Company-owned retail stores, $1.3 million of employee separation costs, $1.2 million of incremental bad debt expense and $1.0 million of incremental brand-building investments. These increases were partially offset by a decrease in bonus accruals of $1.2 million and $2.0 million from the favorable impact of foreign exchange rate changes on reported operating expenses.

INTEREST, OTHER AND TAXES

The increase in net interest expense was due primarily to the increase in revolver borrowings in the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011.

The increase in other expense was due primarily to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s effective tax rate for the first two quarters of fiscal 2012 was 10.4%, compared to 27.1% in the first two quarters of fiscal 2011. The lower effective tax rate is the result of favorable court decisions in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. These decisions resulted in a decrease of income tax expense in the amount of $9.0 million in the first two quarters of fiscal 2012. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and operating expense changes discussed above, net earnings attributable to Wolverine World Wide, Inc. was $51.7 million in the first two quarters of fiscal 2012 compared to $59.8 million in the first two quarters of fiscal 2011, a decrease of $8.1 million, or 13.5%.

Diluted net earnings per share decreased 12.5% in the first two quarters of fiscal 2012 to $1.05 from $1.20 in the first two quarters of fiscal 2011. The decrease was primarily attributable to the decline in net earnings, partially offset by lower weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
(Millions of dollars)	June 16, 2012	December 31, 2011	June 18, 2011	December 31, 2011	June 18, 2011
Cash and cash equivalents	$156.6	$140.0	$118.5	$16.6	$38.1
Accounts receivable	235.2	220.0	226.7	15.2	8.5
Inventories	243.9	231.7	247.2	12.2	(3.3)
Accounts payable	60.8	57.1	72.6	3.7	(11.8)
Current accrued liabilities	71.7	80.1	69.3	(8.4)	2.4
Interest-bearing debt	28.0	11.5	20.5	16.5	7.5

Cash provided by (used in) operating activities	15.5		(19.7)		35.2
Additions to property, plant and equipment	4.7		9.2		(4.5)
Depreciation and amortization	7.6		7.6		—

Cash and cash equivalents of $156.6 million at June 16, 2012 were $38.1 million higher than the balance at June 18, 2011. The increase was due to lower working capital needs and a lower pension contribution. Accounts receivable increased 6.9% compared to the balance at December 31, 2011, and increased 3.7% compared to the balance at June 18, 2011, driven by seasonal changes in the Company’s business. No single customer accounted for more than 10% of the outstanding accounts receivable balance at June 16, 2012. Inventory levels at the end of the second quarter of fiscal 2012 decreased from the second quarter of fiscal 2011 by 1.3%, reflecting aggressive actions taken to manage working capital. Inventory levels at the end of second quarter of fiscal 2012 increased from the end of fiscal 2011 by 5.3%, due to higher product costs.

The decrease in accounts payable at June 16, 2012 compared to June 18, 2011 was attributable to the timing of cash payments to vendors. Current accrued liabilities decreased $8.4 million, or 10.5%, compared to the balance at the end of fiscal 2011 primarily due to a decrease in the short-term bonus accrual related to 2011 bonuses paid in the first quarter of 2012.

The Company’s credit agreement with a bank syndicate provides the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount is subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The revolving credit facility is used to support working capital requirements and other business needs. There was $28.0 million drawn under the revolving credit facility at June 16, 2012 compared to $20.0 million at June 18, 2011. The Company considers balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements under the revolving credit facility at both June 16, 2012 and June 18, 2011. Cash flows from operations, along with proceeds from the revolving credit facility, if needed, are expected to be sufficient to meet working capital needs for the foreseeable future, except for funding required for the PLG acquisition. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, pay down debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

Net cash provided by operating activities in the first two quarters of fiscal 2012 was $15.5 million versus net cash used in operating activities of $19.7 million in the first two quarters of fiscal 2011, an improvement of $35.2 million. The effect of lower earnings was more than offset by lower investments in working capital and lower pension contributions.

The majority of the capital expenditures for the second quarter of fiscal 2012 were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal 2012 and did not repurchase any shares in the second quarter of fiscal 2012. The Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of fiscal 2011 and repurchased 478,747 shares at an average price of $37.74 in the second quarter of fiscal 2011. The primary purpose of the Company’s stock repurchase programs is to increase stockholder value. The Company intends to continue to repurchase shares of its common stock from time-to-time in the open market or privately negotiated transactions, depending upon market conditions and other factors.

The Company declared dividends of $0.12 per share, or $5.8 million, for both the second quarter of fiscal 2012 and the second quarter of fiscal 2011. The 2012 dividend is payable on August 1, 2012 to shareholders of record on July 2, 2012.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 16, 2012 and June 18, 2011, the Company had outstanding forward currency exchange contracts to purchase $109.0 million and $113.4 million, respectively, of U.S. dollars, with maturities ranging up to 336 days.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At June 16, 2012, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $3.5 million. At June 18, 2011, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $0.2 million. These changes resulted in cumulative foreign currency translation adjustments at June 16, 2012 and June 18, 2011 of $1.2 million and $18.8 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its revolving credit agreement. At June 16, 2012, the Company had $28.0 million outstanding on its revolving credit agreement. At June 18, 2011, the Company had $20.0 million outstanding on its revolving credit agreement.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 16, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 25, 2012 to April 21, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	598	36.98	—
Period 2 (April 22, 2012 to May 19, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	2,501	39.39	—
Period 3 (May 20, 2012 to June 16, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	3,859	41.15	—
Total for Quarter ended June 16, 2012
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	6,958	40.16	—

(1)

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during the period covered by this Quarterly Report on Form 10-Q, other than repurchases pursuant to the “Employee Transactions” set forth above.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 26, 2012	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

July 26, 2012	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger, dated as of May 1, 2012, by and among WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Collective Brands, Inc. and Wolverine World Wide, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2010. Here incorporated by reference.

10.1

Limited Guarantee, dated as of May 1, 2012, entered into by Wolverine World Wide, Inc. in favor of Collective Brands, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.2

Purchase Agreement, dated as of May 1, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.3

Interim Agreement, dated as of May 1, 2012, by and among Wolverine World Wide, Inc., WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Golden Gate Capital Opportunity Fund, L.P. and Blum Strategic Partners IV, L.P. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.4

Separation Agreement, dated as of May 1, 2012, by and between Wolverine World Wide, Inc. and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 16, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 16, 2012, December 31, 2011 and June 18, 2011, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended June 16, 2012 and June 18, 2011 (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twelve weeks ended June 16, 2012 and June 18, 2011, and (iv) Notes to Consolidated Condensed Financial Statements.*

*

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