Form 10-Q
period 2012-09-08
WOLVERINE WORLD WIDE INC /DE/
filed 2012-10-18
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third twelve week accounting period ended September 8, 2012

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

There were 49,015,654 shares of Common Stock, $1 par value, outstanding as of October 12, 2012.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	currency restrictions;

•	changes in future pension funding requirements and pension expenses;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

•

the failure of the Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•

matters relating to the Company’s recent acquisition of the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc., including the Company's ability to realize the benefits of the PLG acquisition or to do so on a timely basis, the Company's ability to combine its business with PLG successfully or in a timely and cost-efficient manner, the degree of business disruption relating to the PLG acquisition, and the Company’s increased indebtedness following the PLG acquisition;

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	the failure to maintain the security of personally identifiable and other information of the Company’s customers and employees;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets; and

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and our success in integrating acquired businesses and implementing new initiatives and ventures.

These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	September 8, 2012	December 31, 2011	September 10, 2011
ASSETS
Current assets:
Cash and cash equivalents	$144,346	$140,012	$97,902
Accounts receivable, less allowances:
September 8, 2012 – $14,750
December 31, 2011 – $12,688
September 10, 2011 – $10,954	280,457	219,963	278,360
Inventories:
Finished products	241,534	208,164	249,026
Raw materials and work-in-process	28,142	23,574	26,222

	269,676	231,738	275,248

Deferred income taxes	14,293	9,801	12,452
Prepaid expenses and other current assets	18,590	32,982	17,697

Total current assets	727,362	634,496	681,659

Property, plant and equipment:
Gross cost	300,963	293,679	295,082
Accumulated depreciation	(225,014)	(215,190)	(217,783)

	75,949	78,489	77,299
Other assets:
Goodwill	39,617	38,894	39,590
Other non-amortizable intangibles	17,836	17,375	16,612
Cash surrender value of life insurance	40,409	38,203	38,321
Deferred income taxes	43,105	42,349	39,456
Other	3,768	1,846	2,612

	144,735	138,667	136,591

Total assets	$948,046	$851,652	$895,549

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets – continued

(Thousands of Dollars, Except Share and Per Share Data)

(Unaudited)

	September 8, 2012	December 31, 2011	September 10, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,450	$57,099	$62,252
Accrued salaries and wages	17,109	22,635	20,810
Income taxes	7,324	2,822	19,823
Taxes, other than income taxes	9,670	8,093	11,741
Other accrued liabilities	48,273	44,363	37,509
Accrued pension liabilities	2,151	2,151	2,018
Current maturities of long-term debt	—	515	531
Borrowings under revolving credit agreement	27,000	11,000	59,500

Total current liabilities	170,977	148,678	214,184

Deferred compensation	3,560	4,113	4,309
Accrued pension liabilities	95,287	103,825	62,715
Other liabilities	10,525	16,386	13,375

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common Stock—par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
September 8, 2012 – 66,038,072 shares
December 31, 2011 – 65,019,406 shares
September 10, 2011 – 64,918,487 shares	66,038	65,019	64,918
Additional paid-in capital	164,383	138,585	132,763
Retained earnings	956,911	889,765	872,655
Accumulated other comprehensive income (loss)	(69,393)	(71,029)	(35,263)
Cost of shares in treasury:
September 8, 2012 – 17,039,543shares
December 31, 2011 – 16,848,374 shares
September 10, 2011 – 16,578,741shares	(451,323)	(443,690)	(434,107)

Total Wolverine World Wide, Inc. stockholders’ equity	666,616	578,650	600,966
Non-controlling interest	1,081	—	—

Total stockholders’ equity	667,697	578,650	600,966

Total liabilities and stockholders’ equity	$948,046	$851,652	$895,549

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

(Thousands of Dollars, Except Per Share Data)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Revenue	$353,067	$361,590	$988,595	$1,002,601
Cost of goods sold	214,512	214,907	599,776	596,003

Gross profit	138,555	146,683	388,819	406,598

Selling, general and administrative expenses	92,230	90,242	282,682	267,325

Operating profit	46,325	56,441	106,137	139,273

Other expenses:
Interest expense—net	1,726	293	2,474	647
Other (income) expense—net	(320)	(257)	1,295	136

	1,406	36	3,769	783
Earnings before income taxes	44,919	56,405	102,368	138,490

Income taxes	12,153	15,970	18,109	38,216

Net earnings	32,766	40,435	84,259	100,274

Net earnings (loss) attributable to non-controlling interests	39	—	(144)	—

Net earnings attributable to Wolverine World Wide, Inc.	$32,727	$40,435	$84,403	$100,274

Net earnings per share (see Note 2):
Basic	$0.68	$0.84	$1.75	$2.06
Diluted	$0.66	$0.82	$1.71	$2.01

Comprehensive income	$37,187	$38,935	$85,895	$106,134
Comprehensive income (loss) attributable to non-controlling interest	39	—	(144)	—

Comprehensive income attributable to Wolverine World Wide, Inc.	$37,148	$38,935	$86,039	$106,134

Cash dividends declared per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

(Thousands of Dollars)

(Unaudited)

	36 Weeks Ended
	September 8, 2012	September 10, 2011
OPERATING ACTIVITIES
Net earnings	$84,259	$100,274
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	11,099	10,700
Amortization	355	713
Deferred income tax credit	(3,557)	(1,893)
Stock-based compensation expense	10,977	10,160
Excess tax benefits from stock-based compensation	(6,042)	(2,271)
Pension contribution	(26,657)	(31,800)
Pension expense	19,423	12,117
Other	(4,981)	1,686
Changes in operating assets and liabilities:
Accounts receivable	(58,986)	(81,679)
Inventories	(37,557)	(67,774)
Other operating assets	10,749	(4,106)
Accounts payable	2,339	(2,175)
Income taxes payable	4,502	17,077
Other operating liabilities	2,726	(142)

Net cash provided by (used in) operating activities	8,649	(39,113)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,340)	(13,470)
Investment in joint venture	(2,484)	—
Other	(1,831)	(1,858)

Net cash used in investing activities	(12,655)	(15,328)

FINANCING ACTIVITIES
Net borrowings under revolver	16,000	59,500
Payments of long-term debt	(526)	(530)
Cash dividends paid	(17,605)	(17,018)
Purchase of common stock for treasury	(2,399)	(55,795)
Surrender of common stock for treasury	(5,668)	(1,828)
Proceeds from shares issued under stock incentive plans	9,135	12,535
Excess tax benefits from stock-based compensation	6,042	2,271
Contributions from non-controlling interests	1,225	—

Net cash provided by (used in) financing activities	6,204	(865)
Effect of foreign exchange rate changes	2,136	2,808

Increase (decrease) in cash and cash equivalents	4,334	(52,498)

Cash and cash equivalents at beginning of the period	140,012	150,400

Cash and cash equivalents at end of the period	$144,346	$97,902

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

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

Cost of Goods Sold

Cost of goods sold includes the actual product costs, including inbound and outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.

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

September 8, 2012 and September 10, 2011

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

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 weeks Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$32,727	$40,435	$84,403	$100,274
Adjustment for earnings allocated to non-vested restricted common stock	(537)	(667)	(1,463)	(1,660)

Net earnings used in calculating basic earnings per share	32,190	39,768	82,940	98,614
Adjustment for earnings reallocated from non-vested restricted common stock	22	22	59	54

Net earnings used in calculating diluted earnings per share	$32,212	$39,790	$82,999	$98,668

Denominator:
Weighted average shares outstanding	48,871,922	48,935,385	48,666,772	49,222,489
Adjustment for non-vested restricted common stock	(1,379,484)	(1,472,537)	(1,392,401)	(1,447,687)

Shares used in calculating basic earnings per share	47,492,438	47,462,848	47,274,371	47,774,802
Effect of dilutive stock options	1,122,179	1,267,681	1,126,277	1,298,245

Shares used in calculating diluted earnings per share	48,614,617	48,730,529	48,400,648	49,073,047

Net earnings per share:
Basic	$0.68	$0.84	$1.75	$2.06
Diluted	$0.66	$0.82	$1.71	$2.01

For the 12 and 36 weeks ended September 8, 2012, share-based awards relating to 263,445 and 526,798 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the periods then-ended, and they were, therefore, anti-dilutive. For the 12 and 36 weeks ended September 10, 2011, share-based awards relating to 388,522 and 321,915 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because the related exercise prices of these shares were greater than the average market price for the periods then-ended, and they were, therefore, anti-dilutive.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

(Unaudited)

3. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

	Goodwill	Other Non- Amortizable Intangibles
Balance at September 10, 2011	$39,590	$16,612
Intangibles acquired	—	969
Foreign currency translation effects	(696)	(206)

Balance at December 31, 2011	38,894	17,375
Intangibles acquired	—	465
Foreign currency translation effects	723	(4)

Balance at September 8, 2012	$39,617	$17,836

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The ending accumulated other comprehensive income (loss) is as follows:

	Foreign Currency	Foreign Exchange Contracts	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$11,548	$(1,815)	$(50,856)	$(41,123)
Current-period other comprehensive income (loss)	7,298	62	—	7,360

Balance at June 18, 2011	18,846	(1,753)	(50,856)	(33,763)
Current-period other comprehensive income (loss)	(3,371)	1,871	—	(1,500)

Balance at September 10, 2011	15,475	118	(50,856)	(35,263)
Current-period other comprehensive income (loss)	(15,217)	3,177	(23,726)	(35,766)

Balance at December 31, 2011	258	3,295	(74,582)	(71,029)
Current-period other comprehensive income (loss)	(1,507)	(1,278)	—	(2,785)

Balance at June 16, 2012	(1,249)	2,017	(74,582)	(73,814)
Current-period other comprehensive income (loss)	6,183	(1,762)	—	4,421

Balance at September 8, 2012	$4,934	$255	$(74,582)	$(69,393)

5. BUSINESS SEGMENTS

The Company has one reportable segment that is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue from this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and income from the licensing and distribution agreements for the Company’s trademarks and brand names with third-party licensees and distributors. The operating units aggregated into the branded footwear, apparel and licensing reportable segment all source, market and distribute products in a similar manner.

The other business units in the following tables consist of the Company’s consumer-direct business and the Company’s leather marketing operations, Wolverine Leathers. These other operations do not collectively form a reportable segment at September 8, 2012 because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. At September 8, 2012, the Company owned and operated 100 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 38 consumer-direct websites. The other business units distribute products through retail and wholesale channels.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing reportable segment and other business units are the same as disclosed in Note 1.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

(Unaudited)

Business segment information is as follows:

	12 Weeks Ended September 8, 2012
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$318,262	$34,805	$—	$353,067
Intersegment revenue	$18,013	$997	$—	$19,010
Earnings (loss) before income taxes	$56,666	$1,423	$(13,170)	$44,919
Total assets	$767,910	$59,080	$121,056	$948,046

	36 Weeks Ended September 8, 2012
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$888,119	$100,476	$—	$988,595
Intersegment revenue	$42,679	$2,544	$—	$45,223
Earnings (loss) before income taxes	$144,164	$2,884	$(44,680)	$102,368
Total assets	$767,910	$59,080	$121,056	$948,046

	12 Weeks Ended September 10, 2011
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$332,696	$28,894	$—	$361,590
Intersegment revenue	$14,016	$597	$—	$14,613
Earnings (loss) before income taxes	$64,669	$806	$(9,070)	$56,405
Total assets	$717,392	$61,956	$116,201	$895,549

	36 Weeks Ended September 10, 2011
	Branded Footwear, Apparel and Licensing	Other Business Units	Corporate	Consolidated
Revenue	$912,286	$90,315	$—	$1,002,601
Intersegment revenue	$33,923	$1,469	$—	$35,392
Earnings (loss) before income taxes	$163,610	$2,268	$(27,388)	$138,490
Total assets	$717,392	$61,956	$116,201	$895,549

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

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

At September 8, 2012 and September 10, 2011, a liability of $1,545 and an asset of $1,334 respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. In accordance with ASC 820, this asset and liability fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 8, 2012 and September 10, 2011.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 8, 2012 and September 10, 2011, foreign exchange contracts with a notional value of $83,080 and $69,413 respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days. These contracts have been designated as cash flow hedges.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 36 weeks ended September 8, 2012 and September 10, 2011. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the 12 weeks ended September 8, 2012 and September 10, 2011, the Company recognized a net gain of $790 and a net loss of $469, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 12 weeks ended September 8, 2012 and September 10, 2011, the Company reclassified a loss of $697 and a gain of $581, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges. For the 36 weeks ended September 8, 2012 and September 10, 2011, the Company recognized a net gain of $2,295 and a net loss of $2,024, respectively, in accumulated other comprehensive income (loss) related to the effective portion of its foreign exchange contracts. For the 36 weeks ended September 8, 2012 and September 10, 2011, the Company reclassified a loss of $1,925 and a gain of $2,176, respectively, from accumulated other comprehensive income (loss) into cost of goods sold related to the effective portion of its foreign exchange contracts designated and qualifying as cash flow hedges.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

(Unaudited)

7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3,119 and $10,977 and related income tax benefits of $1,047 and $3,591 for grants under its stock-based compensation plans in the statements of operations for the 12 and 36 weeks ended September 8, 2012, respectively. For the 12 and 36 weeks ended September 10, 2011, the Company recognized compensation expense of $2,783 and $10,160, respectively, and related income tax benefits of $908 and $3,278, respectively, for grants under its stock-based compensation plans.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the 12 and 36 weeks ended September 8, 2012 and September 10, 2011, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.72 and $10.47 for the 36 weeks ended September 8, 2012 and September 10, 2011, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		36 weeks Ended
	September 8,	September 10,	September 8,	September 10,
	2012	2011	2012	2011
Expected market price volatility (1)	36.9%	38.8%	37.8%	38.6%
Risk-free interest rate (2)	0.5%	1.1%	0.6%	1.8%
Dividend yield (3)	1.3%	1.4%	1.3%	1.6%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company's cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 354,867 and 1,192,750 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the 12 and 36 weeks ended September 8, 2012, respectively. During the 12 and 36 weeks ended September 8, 2012, the Company cancelled 20,737 and 36,346 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures. The Company issued 160,209 and 1,055,325 shares of common stock in connection with the exercise of stock options and restricted stock grants made during the 12 and 36 weeks ended September 10, 2011, respectively. During the 12 and 36 weeks ended September 10, 2011, the Company cancelled 75,423 and 84,951 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

8. PENSION EXPENSE

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		36 weeks Ended
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Service cost pertaining to benefits earned during the period	$1,779	$1,500	$5,337	$4,500
Interest cost on projected benefit obligations	3,289	3,075	9,867	9,225
Expected return on pension assets	(3,431)	(3,323)	(10,295)	(9,969)
Net amortization loss	4,838	2,787	14,514	8,361

Net pension expense	$6,475	$4,039	$19,423	$12,117

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 8, 2012 and September 10, 2011

(Unaudited)

9. INCOME TAXES

For the 12 weeks ended September 8, 2012 and September 10, 2011, the Company’s effective tax rate was 27.1% and 28.3%, respectively. For the 36 weeks ended September 8, 2012 and September 10, 2011, the Company’s effective tax rate was 17.7% and 27.6%, respectively. The lower effective tax rates reflect the on-going benefits of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies.

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

During the second quarter of fiscal 2012, the Company entered into agreements to acquire the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc. (“CBI”). This acquisition, which closed on October 9, 2012, was conditioned upon the prior or concurrent consummation of the merger (“Merger”) contemplated by the Agreement and Plan of Merger dated as of May 1, 2012 (“Merger Agreement”). The Company and the other parties to the Merger Agreement, among others, were named as defendants in five lawsuits filed in the Court of Chancery of the State of Delaware and one lawsuit filed in the District Court of Shawnee County, Kansas, in connection with the Merger. The Delaware lawsuits were consolidated, and the parties to the Kansas litigation agreed to stay those proceedings pending final resolution of the Delaware litigation. These lawsuits generally alleged, among other things, that CBI’s board of directors and certain of its executive officers violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the Merger, and that the Company and certain other defendants aided and abetted such alleged breaches of fiduciary duties. The Delaware plaintiffs sought to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement as well as monetary damages including attorneys’ fees and expenses. The Company and the other defendants to these lawsuits have entered into a memorandum of understanding with the Delaware and Kansas plaintiffs pursuant to which CBI agreed to amend its proxy materials. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement, which must be approved by the Delaware court. Pursuant to that stipulation as currently drafted, a class will be certified in the consolidated Delaware action, the defendants will not object to an award of attorneys fees up to a not yet defined amount to be paid by CBI and steps will be taken to dismiss the Kansas lawsuit. The contemplated settlement is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter
Minimum royalties	$750	$900	$1,200	$1,500	$—	$—
Minimum advertising	$2,360	$2,645	$2,724	$2,806	$2,890	$5,236

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with the applicable agreements, the Company incurred royalty expense of $430 and $1,295, respectively, for the 12 and 36 weeks ended September 8, 2012, and has met the minimum royalties required for fiscal 2012. For the 12 and 36 weeks ended September 10, 2011, the Company incurred royalty expense of $743 and $2,407, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $884 and $2,627 for the 12 and 36 weeks ended September 8, 2012, and has met the minimum advertising required for fiscal 2012. For the 12 and 36 weeks ended September 10, 2011, the Company incurred advertising expense of $794 and $2,245, respectively.

11. NEW ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. ASU 2012-02 will be effective for the Company during the interim and annual periods beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

12. SUBSEQUENT EVENTS

On October 9, 2012, subsequent to the end of the third quarter, the Company acquired PLG. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. Subject to the finalization of post-closing adjustments set forth in the purchase agreement related to PLG’s net assets, the consideration paid to acquire PLG was approximately $1,237 million in cash. Subsequent to the announcement of the acquisition agreement in the second quarter of fiscal 2012, the Company incurred $9.4 million of expenses attributable to the PLG acquisition, including $4.4 million in the third quarter of fiscal 2012.

Subsequent to the end of the third quarter, the Company entered into a new credit agreement (“New Credit Agreement”) with a bank syndicate. The New Credit Agreement provides the Company with a $1.1 billion secured credit facility consisting of a term loan A facility in an aggregate amount of up to $550.0 million, a term loan B facility in an aggregate amount up to $350.0 million and a revolving credit facility in an aggregate amount of up to $200.0 million. The New Credit Agreement is subject to increase up to a maximum aggregate amount of $1.3 billion under certain circumstances. In addition to the New Credit Agreement, the Company issued $375.0 million aggregate principal amount of 6.125% senior notes in a private offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

BUSINESS OVERVIEW

The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.

The Company’s portfolio consisted of 12 brands that were marketed in more than 190 countries and territories at September 8, 2012. This diverse brand portfolio and broad geographic reach position the Company for continued organic growth. The Company’s brands are distributed via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America and certain other counties in continental Europe), the Company relies on a network of third-party distributors and licensees to market its brands. At September 8, 2012, the Company operated 100 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 38 consumer-direct websites.

2012 FINANCIAL OVERVIEW

•

Revenue for the third quarter of fiscal 2012 was $353.1 million, a decrease of 2.4% compared to the third quarter of fiscal 2011 when revenue grew 12.9% over revenue for the third quarter of fiscal 2010.

•

Gross margin for the third quarter of fiscal 2012 was 39.2%, a decrease of 140 basis points from the comparable period in the prior year, as higher product costs and unfavorable sales mix related to increased closeout sales were only partially offset by strategic selling price increases and benefits from foreign exchange rates.

•

Operating expenses as a percentage of revenue increased to 26.1% for the third quarter of fiscal 2012 compared to 25.0% for the third quarter of fiscal 2011. The increase was driven by incremental non-cash pension expense and costs associated with the acquisition of PLG.

•

The effective tax rate in the third quarter of fiscal 2012 was 27.1% compared to 28.3 % in the third quarter of fiscal 2011. The lower effective tax rate reflects the ongoing benefits of a favorable court decision in a foreign jurisdiction in the first half of fiscal 2012 supporting the Company’s long-term global tax planning strategies.

•

Reported diluted earnings per share for the third quarter of fiscal 2012 were $0.66 compared to $0.82 per share for the third quarter of fiscal 2011, including the impact of $0.06 per share of PLG acquisition-related costs.

•	Inventory decreased $5.6 million, or 2.0%, as of the end of the third quarter of fiscal 2012 compared to the end of the third quarter of fiscal 2011.

•	The Company declared cash dividends of $0.12 per share for both the third quarter of fiscal 2012 and the third quarter of fiscal 2011.

RECENT DEVELOPMENTS

On May 1, 2012, the Company entered into several agreements relating to the Company’s acquisition of PLG. The acquisition closed on October 9, 2012. The cash consideration paid by the Company for PLG, subject to certain adjustments as set forth in the Separation Agreement dated as of May 1, 2012, was approximately $1.24 billion. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. The Company financed the acquisition in part by entering into a credit agreement for a new $1.1 billion senior secured credit facility and issuing $375 million aggregate principal amount of 6.125% senior notes in a private offering. The principal transaction-related agreements, including the Company’s debt financing commitments, are described in the Company’s Current Reports on Form 8-K filed May 4, 2012, August 1, 2012, October 4, 2012 and October 9, 2012.

OUTLOOK FOR REMAINDER OF FISCAL 2012

The macroeconomic environment in Europe is not showing near-term signs of improvement and the Company expects the soft business environment experienced in Europe during the third quarter of fiscal 2012 to continue through the remainder of the fiscal year.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS – THIRD QUARTER 2012 COMPARED TO THIRD QUARTER 2011

FINANCIAL SUMMARY – THIRD QUARTER 2012 VERSUS THIRD QUARTER 2011

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$318.3	90.1%	$332.7	92.0%	$(14.4)	(4.3%)
Other business units	34.8	9.9%	28.9	8.0%	5.9	20.4%

Total revenue	$353.1	100.0%	$361.6	100.0%	$(8.5)	(2.4%)

	$	% of Revenue	$	% of Revenue	$	%
Gross profit
Branded footwear, apparel and licensing	$124.4	39.1%	$133.7	40.2%	$(9.3)	(7.0%)
Other business units	14.2	40.8%	13.0	45.0%	1.2	9.2%

Total gross profit	$138.6	39.3%	$146.7	40.6%	$(8.1)	(5.5%)

Selling, general and administrative expenses	$92.2	26.1%	$90.2	24.9%	$2.0	2.2%

Interest expense – net	$1.7	0.5%	$0.3	0.1%	$1.4	466.7%
Other income – net	(0.2)	(0.1%)	(0.2)	(0.1%)	–	0.0%
Earnings before income taxes	44.9	12.7%	56.4	15.6%	(11.5)	(20.4%)

Net earnings attributable to Wolverine World Wide, Inc.	$32.7	9.3%	$40.4	11.2%	$(7.7)	(19.1%)

Diluted earnings per share	$0.66	—	$0.82	—	$(0.16)	(19.5%)

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

The following is supplemental information on total revenue:

TOTAL REVENUE – THIRD QUARTER

	2012		2011		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$134.0	37.9%	$145.4	40.2%	$(11.4)	(7.8%)
Heritage Group	129.6	36.7%	128.0	35.4%	1.6	1.3%
Lifestyle Group	52.6	14.9%	55.5	15.3%	(2.9)	(5.2%)
Other	2.1	0.6%	3.8	1.1%	(1.7)	(44.7%)

Total branded footwear, apparel and licensing revenue	$318.3	90.1%	$332.7	92.0%	$(14.4)	(4.3%)
Other business units	34.8	9.9%	28.9	8.0%	5.9	20.4%

Total revenue	$353.1	100.0%	$361.6	100.0%	$(8.5)	(2.4%)

REVENUE

Revenue for the third quarter of fiscal 2012 decreased $8.5 million from the third quarter of fiscal 2011, to $353.1 million, as ongoing challenges in the European and Canadian markets were partially offset by low teens growth in the Company’s consumer-direct business and mid single digit growth in the U.S. wholesale businesses. Changes in foreign exchange rates decreased reported revenue for the third quarter of fiscal 2012 by $5.4 million. Revenue from the other business units increased $5.9 million, due to a low teens rate increase in revenue from the Company’s consumer-direct business and an increase at a rate in the mid sixties in the Company’s leathers business. International revenue decreased to 39.1% of total revenue in the third quarter of fiscal 2012 compared to 44.1% in the third quarter of fiscal 2011 due to revenue declines in Europe and Canada, at rates in the low twenties and mid single digits, respectively.

The Outdoor Group’s revenue decreased 7.8% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Merrell® revenue decreased at a high single digit rate compared to the third quarter of fiscal 2011, as the revenue increase from the expanded Merrell® Barefoot Collection was more than offset by a revenue decline at a rate in the mid thirties in the European market and a mid single digit decline in the Canadian market. Chaco® revenue decreased at a mid single digit rate compared to the third quarter of fiscal 2011 due to fewer closeout shipments in the current year. Patagonia® footwear’s revenue decreased at a rate in the low teens in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to challenges in the outdoor retail segment and declines in the European market.

The Heritage Group’s revenue increased 1.3% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Wolverine® revenue increased at a high single digit rate compared to the third quarter of fiscal 2011, driven by continued organic growth in the core work boot and rugged casual business as well as expansion of the Wolverine® apparel brand. Cat® footwear’s revenue decreased at a rate in the mid teens compared to the third quarter of fiscal 2011, as growth at a rate in the mid teens in both third-party distributor and U.S. markets were more than offset by a high thirties rate decline in the European market. Bates® revenue increased at a rate in the mid teens compared to the third quarter of fiscal 2011 due to strong civilian shipments and a previously awarded military hiker program. Harley-Davidson® footwear’s revenue decreased at a mid single digit rate compared to the third quarter of fiscal 2011 reflecting the negative impact of more restrictive distribution channels.

The Lifestyle Group’s revenue decreased 5.2% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Hush Puppies® revenue decreased at a low teens rate, as mid teens revenue growth in the U.S. was more than offset by a revenue decline in the European market at a rate in the mid twenties, a mid teens decline in the Canadian market, and a low single digit decline in the third-party licensee business. Cushe® revenue decreased at a high single digit rate in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, as growth in the U.S. market was more than offset by declines in the European market. Sebago® revenue increased at a rate in the low twenties for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, as mid thirties growth in the U.S. market and mid forties growth in the third-party distributor market was partially offset by a high single digit decline in the European market.

Within the Company’s other business units, the consumer-direct business reported a revenue increase in the low teens compared to the third quarter of fiscal 2011 as a result of growth from the Company’s e-commerce channel and the addition of 8 new Company-owned stores since the third quarter of fiscal 2011. The Company’s consumer-direct business operated 100 retail stores worldwide and operated 38 consumer-direct websites as of September 8, 2012. The Wolverine Leathers business reported a revenue increase at a rate in the mid sixties compared to the third quarter of fiscal 2011, as the business recovered from supply issues at a third-party tannery in Asia experienced in the first half of fiscal 2012.

GROSS MARGIN

For the third quarter of fiscal 2012, the Company’s consolidated gross margin was 39.3% compared to 40.6% in the third quarter of fiscal 2011. The decrease compared to the third quarter of fiscal 2011 was due to product cost increases exceeding selling price increases by approximately 70 basis points and an 80 basis point unfavorable shift in the mix of product sold, due to lower margin close out sales.

OPERATING EXPENSES

Operating expenses increased $2.0 million, from $90.2 million in the third quarter of fiscal 2011 to $92.2 million in the third quarter of fiscal 2012. Higher operating expense was driven by $3.0 million of expenses related to the PLG acquisition and $2.4 million of incremental non-cash pension expense. These increases were partially offset by decreased bonus accruals of $2.0 million and $1.6 million from the favorable impact of foreign exchange rate changes on reported operating expenses.

INTEREST, OTHER AND TAXES

The increase in net interest expense in the third quarter of fiscal 2012 was driven by $1.4 million of non-capitalizable financing costs incurred in the quarter related to the PLG acquisition.

The Company’s effective tax rate in the third quarter of fiscal 2012 was 27.1%, compared to 28.3% in the third quarter of fiscal 2011. The lower effective tax rate in the third quarter of fiscal 2012 reflects the ongoing benefits related to a favorable court decision in a foreign tax jurisdiction in the first half of fiscal 2012 supporting the Company’s long-term global tax planning strategies. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the previously described lower revenue and gross margin and higher operating expenses, partially offset by the lower effective tax rate, net earnings attributable to Wolverine World Wide, Inc. decreased $7.7 million, or 19.1%, to $32.7 million in the third quarter of fiscal 2012 compared to $40.4 million in the third quarter of 2011.

Diluted net earnings per share decreased 19.5% in the third quarter of fiscal 2012 to $0.66 from $0.82 in the third quarter of fiscal 2011. The decrease was attributable to the decline in net earnings, partially offset by lower weighted average shares outstanding.

RESULTS OF OPERATIONS – FIRST THREE QUARTERS 2012 COMPARED TO FIRST THREE QUARTERS 2011

FINANCIAL SUMMARY – FIRST THREE QUARTERS 2012 VERSUS FIRST THREE QUARTERS 2011

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)	$	% of Total	$	% of Total	$	%
Revenue
Branded footwear, apparel and licensing	$888.1	89.8%	$912.3	91.0%	$(24.2)	(2.7%)
Other business units	100.5	10.2%	90.3	9.0%	10.2	11.3%

Total revenue	$988.6	100.0%	$1,002.6	100.0%	$(14.0)	(1.4%)

	$	% of Revenue	$	% of Revenue	$	%
Gross Profit
Branded footwear, apparel and licensing	$347.4	39.1%	$368.1	40.3%	$(20.7)	(5.6%)
Other business units	41.4	41.2%	38.5	42.6%	2.9	7.5%

Total gross profit	$388.8	39.3%	$406.6	40.6%	$(17.8)	(4.4%)

Selling, general and administrative expenses	$282.7	28.6%	$267.3	26.7%	$15.4	5.8%

Interest expense – net	$2.5	0.3%	$0.7	0.1%	$1.8	257.1%
Other expense – net	1.2	0.1%	0.1	0.0%	1.1	1,100%
Earnings before income taxes	102.4	10.4%	138.5	13.8%	(36.1)	(26.1%)

Net earnings attributable to Wolverine World Wide, Inc.	$84.4	8.5%	$100.3	10.0%	$(15.9)	(15.9%)

Diluted earnings per share	$1.71	—	$2.01	—	$(0.30)	(14.9%)

The following is supplemental information on total revenue:

TOTAL REVENUE – FIRST THREE QUARTERS

	2012		2011		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$401.8	40.6%	$410.7	41.0%	$(8.9)	(2.2%)
Heritage Group	331.9	33.6%	341.9	34.1%	(10.0)	(2.9%)
Lifestyle Group	144.5	14.6%	149.0	14.8%	(4.5)	(3.0%)
Other	9.9	1.0%	10.7	1.1%	(0.8)	(7.5%)

Total branded footwear, apparel and licensing revenue	$888.1	89.8%	$912.3	91.0%	$(24.2)	(2.7%)
Other business units	100.5	10.2%	90.3	9.0%	10.2	11.3%

Total Revenue	$988.6	100.0%	$1,002.6	100.0%	$(14.0)	(1.4%)

REVENUE

Revenue for the first three quarters of fiscal 2012 decreased $14.0 million from the first three quarters of fiscal 2011, to $988.6 million. Macroeconomic challenges in the European and Canadian markets more than offset mid teens growth in the consumer-direct business and mid single digit growth in the U.S. wholesale business. Changes in foreign exchange rates decreased reported revenue for the first three quarters of fiscal 2012 by $11.3 million. Revenue from the other business units increased $10.2 million, led by solid growth in the consumer-direct business. International revenue decreased to 38.1% of total revenue in the first three quarters of fiscal 2012 compared to 41.7 % in the first three quarters of fiscal 2011, due to a mid teens decrease in Europe and a high single digit decrease in Canada.

The Outdoor Group generated revenue of $401.8 million in the first three quarters of fiscal 2012, an $8.9 million decrease from 2011. Merrell® footwear revenue decreased at a mid single digit rate compared to the first three quarters of 2011, as increased revenue from the expanded Merrell® Barefoot Collection was offset by declines in the low teens in both the Canadian and European markets, and a mid single digit decline in the third-party distributor markets. Merrell® apparel revenue grew at a rate in the mid single digits due to improved timing of international factory-direct shipments and expanded distribution in the U.S. and Canadian markets. Patagonia® footwear’s revenue decreased at a mid single digit rate in the first three quarters of 2012 compared to the first three quarters of 2011 due to slower retail conditions and a decline at a rate in the low twenties in the European market. Chaco® revenue grew at a rate in the low teens compared to the first three quarters of fiscal 2011 due to a strong spring sandal season and the Company’s continued expansion of the brand’s distribution in the U.S.

The Heritage Group generated revenue of $331.9 million during the first three quarters of fiscal 2012, a $10.0 million decrease over the first three quarters of 2011. Revenue for the Wolverine® brand increased at a high single digit rate compared to the first three quarters of fiscal 2011, due to growth in the brand’s core work and rugged casual businesses and expansion of the Wolverine® apparel brand. Cat® footwear’s revenue decreased at a high single digit rate compared to the first three quarters of fiscal 2011, as double digit growth in the United States and third-party distributor markets was more than offset by double digit declines in Canada and Europe. Bates® footwear revenue decreased at a mid single digit rate as growth in the civilian market was more than offset by the later timing of Department of Defense contract awards in fiscal 2012, and the absence this year of a major contract award in fiscal 2011. Harley-Davidson® footwear’s revenue decreased at a rate in the low thirties compared to the first three quarters of fiscal 2011 due to the negative impact of more restrictive distribution channels.

The Lifestyle Group recorded revenue of $144.5 million in the first three quarters of fiscal 2012, a $4.5 million decrease from the first three quarters of fiscal 2011. Hush Puppies® revenue decreased at a rate in the high single digits compared to the first three quarters of fiscal 2011, driven by a decline at a rate in the low twenties in the European market and a high single digit decline in the Canadian market. Sebago® revenue increased at a mid single digit rate for the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011, driven by growth in the mid twenties in both the U.S. and third-party distributor markets, partially offset by a decline in the low teens in the European market. Cushe® revenue increased at a mid single digit rate compared to the first three quarters of fiscal 2011, driven by excellent placement in specialty, outdoor and action sports retail accounts and growth from new product initiatives.

Within the Company’s other business units, the consumer-direct business reported a sales increase in the mid teens compared to the first three quarters of fiscal 2011, driven by continued growth from the Company’s e-commerce channel and low single digit growth in comparable store sales from Company-owned stores. The Company’s consumer-direct business operated 100 retail stores worldwide and operated 38 consumer-direct Internet sites as of September 8, 2012. The Wolverine Leathers business reported a revenue increase at a mid single digit rate compared to the first three quarters of fiscal 2011, as the business recovered from supply issues at a third-party tannery in Asia experienced in the first two quarters of fiscal 2012.

GROSS MARGIN

Gross margin for the first three quarters of fiscal 2012 was 39.3% compared to 40.6% for the first three quarters of fiscal 2011. The decrease compared to the first three quarters of fiscal 2011 was due to product cost increases exceeding selling price increases by approximately 90 basis points and 100 basis points of unfavorable shift in the mix of product sold. These decreases were partially offset by a 50 basis point impact from favorable changes in foreign exchange rates.

OPERATING EXPENSES

Operating expenses of $282.7 million in the first three quarters of fiscal 2012 increased $15.4 million from $267.3 million in the first three quarters of fiscal 2011. The higher operating expense was due to $7.9 million of expenses related to the PLG acquisition, $7.6 million of incremental brand-building investments, $7.3 million of incremental non-cash pension expense and $1.3 million of employee separation costs. These increases were partially offset by a decrease in bonus accruals of $3.7 million, $3.6 million from the favorable impact of foreign exchange rate changes on reported operating expenses and the benefits of ongoing global efficiency initiatives.

INTEREST, OTHER AND TAXES

The increase in net interest expense in the first three quarters of fiscal 2012 compared to the first three quarters of 2011 was driven by $1.4 million in non-capitalizable financing costs incurred in the third quarter related to the PLG acquisition and an increase in average borrowings on the Company’s revolving line of credit over the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011.

The increase in other expense was due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s effective tax rate for the first three quarters of fiscal 2012 was 17.7%, compared to 27.6% in the first three quarters of fiscal 2011. The lower effective tax rate is the result of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. As a result of these decisions, the Company recognized a decrease of income tax expense in the amount of $9.0 million in the first three quarters of fiscal 2012. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and operating expense changes discussed above, net earnings attributable to Wolverine World Wide, Inc. was $84.4 million in the first three quarters of fiscal 2012 compared to $100.3 million in the first three quarters of fiscal 2011, a decrease of $15.9 million, or 15.9%.

Diluted net earnings per share decreased 14.9% in the first three quarters of fiscal 2012 to $1.71 from $2.01 in the first three quarters of fiscal 2011. The decrease was attributable to the decline in net earnings, partially offset by lower weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

				Change from
(Millions of dollars)	September 8, 2012	December 31, 2011	September 10, 2011	December 31, 2011	September 10, 2011
Cash and cash equivalents	$144.3	$140.0	$97.9	$4.3	$46.4
Accounts receivable	280.5	220.0	278.4	60.5	2.1
Inventories	269.7	231.7	275.2	38.0	(5.5)
Accounts payable	59.5	57.1	62.3	2.4	(2.8)
Current accrued liabilities	84.5	80.1	91.9	4.4	(7.4)
Interest-bearing debt	27.0	11.5	60.0	15.5	(33.0)

Cash provided by (used in) operating activities	8.6		(39.1)		47.7
Additions to property, plant and equipment	8.3		13.5		(5.2)
Depreciation and amortization	11.5		11.4		0.1

Cash and cash equivalents of $144.3 million at September 8, 2012 were $46.4 million higher than the balance at September 10, 2011. The increase was due to lower working capital requirements, fewer share repurchases and a lower pension contribution. Accounts receivable increased $60.5 million compared to the balance at December 31, 2011, driven by seasonal changes in the Company’s business. No single customer accounted for more than 10% of the outstanding accounts receivable balance at September 8, 2012. Inventory levels at the end of the third quarter of fiscal 2012 decreased $5.5 million from the third quarter of fiscal 2011, driven by an increase in the Company’s LIFO reserve. Inventory levels at the end of the third quarter of fiscal 2012 increased from the end of fiscal 2011 by $38 million, due to new product offerings and higher product costs.

Current accrued liabilities decreased $7.4 million, or 8.1%, compared to the balance at September 8, 2011 due to a decrease in income taxes payable and bonus accruals.

The Company’s former credit agreement with a bank syndicate provided the Company with access to capital under a revolving credit facility, including a swing-line facility and letter of credit facility, in an initial aggregate amount of up to $150.0 million. This amount was subject to increase up to a maximum aggregate amount of $225.0 million under certain circumstances. The Company used the former revolving credit facility to support working capital requirements and other business needs. There was $27.0 million drawn under the former revolving credit facility at September 8, 2012 compared to $59.5 million at September 10, 2011. The Company considered balances drawn on the revolving credit facility, if any, to be short-term in nature. The Company was in compliance with all debt covenant requirements under the former revolving credit facility at both September 8, 2012 and September 10, 2011. Effective October 9, 2012, subsequent to the end of the third quarter, the former revolving credit facility was closed and replaced with a new credit agreement (“New Credit Agreement”).

Subsequent to the end of the third quarter, the Company entered into the New Credit Agreement with a bank syndicate. The New Credit Agreement provides the Company with a $1.1 billion secured credit facility consisting of a term loan A facility in an aggregate amount of up to $550.0 million, a term loan B facility in an aggregate amount up to $350.0 million and a revolving credit facility in an aggregate amount of up to $200.0 million. The New Credit Agreement is subject to increase up to a maximum aggregate amount of $1.3 billion under certain circumstances. In addition to the New Credit Agreement, the Company issued $375 million aggregate principal amount of senior notes (“Notes”) due in fiscal 2020. The Company financed the PLG acquisition with cash-on-hand and proceeds from the new term loan facilities and Notes. Cash flows from operations, along with proceeds from the revolving credit facility, if needed, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to fund growth initiatives, pay down debt, or pay dividends.

Net cash provided by operating activities in the first three quarters of fiscal 2012 was $8.6 million versus net cash used in operating activities of $39.1 million in the first three quarters of fiscal 2011, an improvement of $47.7 million, as lower earnings were more than offset by lower investments in working capital and lower pension contributions.

The majority of the capital expenditures during the first three quarters of fiscal 2012 were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal 2012 and did not repurchase any shares in the second or third quarter of fiscal 2012. The Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of fiscal 2011, 478,747 shares at an average price of $37.74 in the second quarter of fiscal 2011 and 948,256 shares at an average price of $34.45 in the third quarter of 2011. The primary purpose of the Company’s stock repurchase programs is to increase stockholder value.

The Company declared dividends of $0.12 per share, or $5.8 million and $5.7 million, for both the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. The 2012 dividend is payable on November 1, 2012 to shareholders of record on October 1, 2012.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 8, 2012 and September 10, 2011, the Company had outstanding forward currency exchange contracts to purchase $83.1 million and $69.4 million, respectively, of U.S. dollars, with maturities ranging up to 336 days.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At September 8, 2012, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $6.2 million from their fair value at September 10, 2011. At September 10, 2011, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $3.4 million from their fair value at September 11, 2010. These changes resulted in cumulative foreign currency translation adjustments at September 8, 2012 and September 10, 2011 of $4.9 million and $15.5 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its credit facilities. At September 8, 2012, the Company had $27.0 million outstanding on its former revolving credit facility. At September 10, 2011, the Company had $59.5 million outstanding on its former revolving credit facility. As of October 9, 2012, following the PLG acquisition and the Company’s entrance in the New Credit Agreement, the Company had $900 million outstanding on its new term loan facilities and no amounts outstanding under its new revolving credit facility. As of October 9, 2012 the Company entered into an interest rate swap arrangement, as required by the new credit agreement, to reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 8, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

Risks related to the Company’s business

Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, operating results or financial position.

The Company’s global operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. For example, the challenging economic environment in Europe has adversely impacted the Company’s results of operations in this fiscal year and the Company expects the adverse economic environment will continue to affect its sales and earnings across that region in the near future as the result of austerity measures imposed by certain governments and higher levels of unemployment, as well as a general loss of consumer confidence. Declining consumer confidence could adversely affect demand for the Company’s products. Changes in the amount or severity of bad weather and the growth or decline of global footwear, apparel or consumer-direct markets could negatively affect consumer spending. A decline in demand for the Company’s products could reduce its revenues or profit margins.

General economic conditions and other factors such as those listed above may increase the Company’s cost of sales and operating expenses. The Company’s profitability is also dependent on the prices of commodities, such as cotton, rubber and petroleum, used to make and transport its products, as well as the prices of labor, insurance and health care, all of which may be affected by general economic conditions.

The Company operates in competitive industries and markets.

The Company competes with a large number of marketers of footwear or apparel, and consumer-direct companies. Some of these competitors are larger, and have greater resources than, the Company. Important elements of such competition are product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes. Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company strives to maintain and improve its competitive position by monitoring and responding to changes in consumer preferences, increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, its results of operations and financial position may be adversely affected.

Many of the Company’s competitors have more developed consumer and customer bases, are able to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s results of operations and financial position could be adversely affected if its businesses are not successful.

The Company’s operating results could be adversely affected if it is unable to maintain its brands’ images or adjust to changing footwear and apparel trends.

The Company’s success depends in part on its brands’ images. If the Company is unable to timely and appropriately respond to changing consumer preferences and evolving footwear and apparel trends, the names and images of its brands may be impaired. If the Company fails to react appropriately to changes in consumer preferences, consumers may consider its brands’ images to be outdated or associate its brands with styles that are no longer popular. Such failures could result in substantial unsold inventory and adversely affect the Company’s operating results.

The Company’s operating results depend on effectively managing inventory levels.

The Company’s ability to manage its inventories effectively is an important factor in its operations. Inventory shortages can impede the Company’s ability to meet demand, adversely affect the timing of shipments to customers, and, consequently, diminish brand loyalty and decrease sales. Conversely, excess inventories can result in lower gross margins if the Company lowers prices in order to liquidate excess inventories. In addition, inventory may become obsolete as a result of changes in consumer preferences or otherwise. The Company’s business, results of operations and financial position could be adversely affected if it is unable to effectively manage its inventory.

Increases or changes in duties, quotas, tariffs and other trade restrictions could adversely impact the Company’s sales and profitability.

All of the Company’s products manufactured overseas and imported into the United States, the European Union and other countries are subject to customs duties collected by customs authorities. The customs information submitted by the Company is routinely subject to review by customs authorities. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in foreign countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect its sales and profitability.

Foreign currency exchange rate fluctuations could adversely impact the Company’s business.

Foreign currency fluctuations affect the Company’s reported revenue and profitability. Changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare its operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors and its licensees. The Company’s hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate the Company from foreign exchange risk. The Company does not hedge foreign currency translation rate changes.

Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase the Company’s operating costs and adversely impact the Company’s business.

The Company currently sources most of its products from third-party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reductions in the availability of production capacity, failures to meet production deadlines or increases in manufacturing costs. The Company’s future results will depend partly on its ability to maintain positive working relationships with third-party suppliers.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in China’s manufacturing capacity away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.

The cost of raw materials and services could adversely affect the Company’s results of operations.

The Company’s ability to competitively price its products depends on the cost of components, services, labor, equipment and raw materials, including leather and materials used in the production of footwear outsoles. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. In addition, fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports, affect the Company’s shipping costs. Increases in cost for services and materials used in production could have a negative impact on the Company’s results of operations and financial position. The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. If this source fails to continue to supply the Company with raw pigskin or supplies the Company with raw pigskin on less favorable terms, the Company’s cost of raw materials for its leathers operations could increase and, as a result, have a negative impact on the Company’s results of operations and financial position.

Labor disruptions could adversely affect the Company’s business.

The Company’s business depends on its ability to source and distribute products in a timely manner. Labor disputes at or that affect independent factories where the Company’s goods are produced, shipping ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during its peak manufacturing and importing seasons. Any labor dispute may have a material adverse effect on the Company’s business, potentially resulting in cancelled orders by customers and unanticipated inventory accumulation, and may negatively impact the Company’s results of operations and financial position.

A significant reduction in customer purchases of the Company’s products or failure of customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.

The Company’s financial success is directly related to its customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experience a significant downturn in their business, or fail to remain committed to the Company’s products or brands, they may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.

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

The general trend toward consolidation in retail and specialty retail could lead to fewer customers, customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry its products. In addition, changes in the channels of distribution, such as the continued growth of Internet commerce and the trend toward the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.

The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. Failure by the Department of Defense to exercise these purchase options or the Company’s failure to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s results of operations and financial position.

Seasonality and weather conditions affect the Company’s business.

The Company markets and sells footwear and apparel suited for particular seasons, such as sandals in the summer season and boots in the winter season. If the weather conditions for a particular season vary significantly from those typical for the season, such as an unusually cold summer or an unusually warm winter, consumer demand for seasonally appropriate merchandise could be adversely affected. Lower demand for seasonally appropriate merchandise may result in excess inventory of seasonally appropriate products, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on somewhat predictable weather conditions and its ability to react to changes in weather conditions.

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

Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact its future revenues.

The federal government has the right to audit the Company’s performance under its government contracts. If a government audit discovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability would decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings could have an adverse effect on the Company’s results of operations and financial position.

An increase in the Company’s effective tax rate or negative determinations by domestic or foreign tax authorities could have a material adverse effect on the Company’s results of operations and financial position.

A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where it owns manufacturing operations. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. federal statutory income tax rate due to discrete items and because the Company does not provide for U.S. taxes on earnings it considers to be permanently reinvested in foreign operations. The Company’s future effective tax rates could be unfavorably affected by a number of factors including: changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; decreases in the amount of earnings in countries with low statutory tax rates; or if the Company repatriates foreign earnings for which no provision for U.S. taxes has previously been made. An increase in the Company’s effective tax rate could have a material adverse effect on its after-tax results of operations and financial position.

In addition, the Company’s income tax returns are subject to examination by the Internal Revenue Service and other domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and establishes reserves for potential adjustments that may result from these examinations. While the Company believes the estimates used to establish these reserves are reasonable, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on the Company’s results of operations and financial position.

Failure of the Company’s international licensees and distributors to meet sales goals or to make timely payments on amounts owed to the Company could adversely affect the Company’s financial performance.

In many international markets, independent licensees or distributors sell the Company’s products. Failure by the Company’s licensees or distributors to meet planned annual sales goals or to make timely payments on amounts owed to the Company could have an adverse effect the Company’s business, results of operations and financial position, and it may be difficult and costly to locate an acceptable substitute distributor or licensee. If a change in licensee or distributor becomes necessary, the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such licensee or distributor operates.

The Company’s reputation and competitive position are dependent on its third-party manufacturers, distributors, licensees and others complying with applicable laws and the Company’s ethical standards.

The Company requires its independent contract manufacturers, distributors, licensees and others with which it does business to comply with its ethical standards and applicable laws relating to working conditions and other matters. If a party with whom the Company does business is found to have violated the Company’s ethical standards or applicable laws, the Company could receive negative publicity that could damage its reputation and negatively affect the value of its brands.

In addition, the Company relies on its licensees to help preserve the value of the Company’s brands. Although the Company attempts to protect its brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of its licensed products, the Company cannot completely control the use by its licensees of its licensed brands. The misuse of a brand by a licensee could adversely affect the value of such brand.

Global political and economic uncertainty could adversely impact the Company’s business.

Concerns regarding acts of terrorism and regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s, or its distributors’ and licensees’, assets and operations by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.

Concerns regarding the European debt crisis, market perceptions and euro instability could adversely affect the Company’s business, results of operations and financing.

Concerns persist regarding the debt burden of certain countries in the Eurozone, in particular Greece, Italy, Ireland, Portugal and Spain, and their ability to meet future financial obligations, as well as the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro as a currency. Should the euro be dissolved, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at that time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and elsewhere could have an adverse impact on the capital markets generally, and more specifically on the ability of the Company’s customers, suppliers and lenders to finance their respective businesses.

If the Company is unsuccessful in establishing and protecting its intellectual property, the value of its brands could be adversely affected.

The Company invests significant resources to develop and protect its intellectual property, and it believes that its trademarks and other intellectual property rights are important to its future success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the United States and internationally for all of the Company’s lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws.

The Company’s business could be significantly harmed if it is not able to protect its intellectual property, or if a court found it to be infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. In addition, if the Company does not prevail on any intellectual property claims, then it may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability. In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. Expiration or early termination of any of these license agreements by the licensor could have a material adverse effect on the Company’s business, results of operations and financial position.

The Company periodically discovers products that are counterfeit reproductions of its products or that it believes otherwise infringe on its intellectual property rights. The Company has not always been able to stop production and sales of counterfeit products and infringement of its intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the United States may not be adequate to prevent imitation of its products by others. Continued sales of products that infringe the Company’s intellectual property rights could adversely affect its sales, devalue its brands and result in the shift of consumer preference away from its products.

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

General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under its retirement plans, including a U.S.-based defined benefit plan. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate used to determine the annual service cost related to the defined benefit plans, a change in method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

Disruption of the Company’s information technology systems could adversely affect the Company’s business.

The Company’s information technology systems are critical to the operations of its business. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including as a result of delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations.

If the Company encounters problems affecting its distribution system, its ability to deliver its products to the market could be adversely affected.

The Company relies on owned or independently operated distribution facilities to warehouse and ship products to its customers. The Company’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of the Company’s products are distributed from a relatively small number of locations, its operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company maintains business interruption insurance, but it may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

Failure to maintain the security of personally identifiable and other information of the Company’s customers and employees could negatively impact its business.

In connection with the Company’s business, it collects and retains significant volumes of certain types of personally identifiable and other information pertaining to its customers and employees. Theft, loss, fraudulent use or misuse of customer, employee or the Company’s other data as a result of cybercrime or otherwise could adversely impact the Company’s reputation and could result in significant costs, fines, litigation or regulatory action against the Company.

The Company faces risks associated with its growth strategy and acquiring businesses.

The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions, including the acquisition of the Performance + Lifestyle Group (“PLG”) of Collective Brands, Inc. (“CBI”), involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing that may be necessary to finance future acquisitions, on favorable terms, making any such acquisitions more expensive. Any such financing may have onerous terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover.

Maintenance and growth of the Company’s business depends upon the availability of adequate capital.

The maintenance and growth of the Company’s business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by the Company’s business and the availability of equity and debt financing. The Company cannot provide assurance that its operations will generate positive cash flow or that it will be able to obtain equity or debt financing on acceptable terms or at all. Further, the Company cannot provide assurance that it will be able to finance any expansion plans.

Expanding the Company’s brands into new markets and expanding its owned consumer-direct operations may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands and business.

As part of the Company’s growth strategy, it seeks to enhance the positioning of its brands, to extend its brands into complementary product categories, to expand geographically, and to expand its owned consumer-direct operations. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, which could have an adverse effect on its results of operations and financial position.

Part of the future growth of the Company’s owned consumer-direct operations is significantly dependent on the Company’s ability to operate stores in desirable locations at reasonable lease costs. The Company cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Further, if the Company is unable to renew or replace its existing store leases or enter into leases for new stores at attractive locations on favorable terms, or if the Company violates any of the terms of its current leases, its growth and profitability could be harmed.

Changes in government regulation may increase the Company’s costs of compliance and failure to comply with government regulations or other standards may adversely affect its brands and business.

The Company’s business is affected by changes in government and regulatory policies in the United States and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices. Failure to comply with such regulations, as well as with ethical, social, product, labor and environmental standards, could also jeopardize the Company’s reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for the Company’s merchandise. Damage to the Company’s reputation or loss of consumer confidence for any of these or other reasons could adversely affect the Company’s results of operations, as well as require additional resources to rebuild its reputation.

The Company’s operations are subject to environmental and workplace safety laws and regulations, and costs or claims related to these requirements could adversely affect the Company’s business.

The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. The Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third party, such as a prior owner or tenant. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.

The disruption, expense and potential liability associated with existing and future litigation against the Company could adversely affect its reputation, financial position or results of operations.

The Company is a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, financial position and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.

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

Risks related to the acquisition of PLG

The Company’s failure to successfully integrate PLG or realize the benefits of the transaction in a timely and cost-efficient manner could adversely affect the Company’s business.

The success of the PLG acquisition will depend, in part, on the Company’s ability to fully realize the anticipated benefits and synergies from combining its business and PLG. To realize these anticipated benefits and synergies, the Company must successfully integrate its business with PLG. Any failure to timely realize these anticipated benefits and synergies could have a material adverse effect on the Company’s results of operations and financial position. The integration process could result in the following: loss of key employees, suppliers, distributors, other business partners or significant customers; decreases in revenues; increases in taxes or operating or other costs; and/or the disruption of the Company’s business, any of which could limit the Company’s ability to achieve the anticipated benefits and synergies of the acquisition and could have an adverse effect on the Company’s operating results. Integration efforts will also require substantial commitments of management attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to the Company.

The Company’s indebtedness increased following the completion of the PLG acquisition, which could adversely affect the Company.

The Company’s current indebtedness is significantly greater than the Company’s indebtedness prior to the PLG acquisition, which could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. In connection with the acquisition, the Company entered into a credit agreement for a new $1.1 billion senior security credit facility and issued $375 million aggregate principal amount of 6.125% senior notes in a private offering. The new credit agreement and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the credit agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.

These restrictive covenants may limit the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s ability to comply with any financial covenants could be materially affected by events beyond its control, and there can be no assurance that the Company will satisfy any such requirements. If the Company fails to comply with these covenants, it may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. The Company may be unable to obtain such waivers, amendments or alternative or additional financing on favorable terms or at all.

The Company will incur significant transaction and integration costs as a result of the PLG acquisition.

The Company has incurred significant one-time transaction costs related to the PLG acquisition, including investment banking, legal and accounting fees and expenses and other related charges. In addition, the Company expects to incur significant costs in connection with integrating the Company’s business with PLG. Costs incurred in connection with the PLG integration may be higher than expected. These costs could adversely affect the Company’s financial position or results of operations.

The Company has made certain assumptions relating to the PLG acquisition in its forecasts that may prove to be materially inaccurate.

The Company has made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the PLG acquisition. These assumptions may be inaccurate based on the information available to the Company, the failure to realize the expected benefits of the PLG acquisition, higher than expected transaction and integration costs and/or unknown liabilities as well as general economic and business conditions that may adversely affect the combined company.

The Company may have to devote substantial resources and time to lawsuits challenging the merger related the PLG acquisition.

In connection with the PLG acquisition, the Company entered into several agreements, including an Agreement and Plan of Merger (“Merger Agreement”), dated as of May 1, 2012, and a Purchase Agreement, dated as of May 1, 2012, to acquire PLG from the surviving entity in the merger pursuant to the Merger Agreement (the “Merger”). The Company and the other parties to the Merger Agreement, among others, were been named as defendants in five lawsuits filed in the Court of Chancery of the State of Delaware and one lawsuit filed in the District Court of Shawnee County, Kansas, in connection with the Merger. The Delaware lawsuits were consolidated, and the parties to the Kansas litigation agreed to stay those proceedings pending final resolution of the Delaware litigation. The consolidated Delaware complaint generally alleged, among other things, that CBI’s board of directors and certain of its executive officers violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the Merger, and that the Company and other parties aided and abetted such alleged breaches of fiduciary duties. The Kansas complaint set forth similar allegations, among others claims. The Company and the other defendants to these lawsuits have entered into a memorandum of understanding with the Delaware and Kansas plaintiffs pursuant to which CBI agreed to amend its proxy materials. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement, which must be approved by the Delawere court. The Company may have to devote substantial resources and time to the defense of these or similar lawsuits.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 17, 2012 to July 14, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	269	39.17	—
Period 2 (July 15, 2012 to August 11, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	112,856	42.85	—
Period 3 (August 12, 2012 to September 8, 2012)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	3,620	46.38	—
Total for Quarter ended September 8, 2012
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	116,745	42.95	—

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during the period covered by this Quarterly Report on Form 10-Q, other than repurchases pursuant to the “Employee Transactions” set forth above.
(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 6.	Exhibits

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 18, 2012	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

October 18, 2012	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

4.1	Senior Notes Indenture, dated October 9, 2012, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.2	Form of 6.125% Senior Note due 2020. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.3	Registration Rights Agreement, dated October 9, 2012, among the Wolverine World Wide, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

10.1	Credit Agreement, dated as of July 31, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012. Here incorporated by reference.

10.2	First Amendment to Credit Agreement, dated as of September 28, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender;, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012. Here incorporated by reference.

10.3	Second Amendment to the Credit Agreement, dated as of October 8, 2012, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

10.4	Amendment No. 1 to Separation Agreement, dated as of October 9, 2012, by and between the Company and WBG–PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

10.5	Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG–PSS Holdings LLC.

10.6	Employees’ Pension Plan (Restated as amended through September 1, 2012).*

10.7	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended September 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 8, 2012, December 31, 2011 and September 10, 2011, (ii) Consolidated Condensed Statements of Operations for the twelve weeks ended September 8, 2012 and September 10, 2011 and 36 weeks ended September 8, 2012 and September 10, 2011, (iii) Condensed Consolidated Condensed Statements of Cash Flows for the twelve weeks ended September 8, 2012 and September 10, 2011, and (iv) Notes to Consolidated Condensed Financial Statements.*

*	Management contract or compensatory plan or arrangement.