Form 10-K
period 2012-12-29
WOLVERINE WORLD WIDE INC /DE/
filed 2013-02-27
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 15, 2012, the last business day of the registrant’s most recently completed second fiscal quarter: $1,794,568,939. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 25, 2013: 50,091,288.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 18, 2013 are incorporated by reference into Part III of this report.

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

•

matters relating to the Company’s recent acquisition of the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc., including the Company’s ability to realize the benefits of the PLG acquisition or to do so in a timely manner, the Company’s ability to integrate its business with PLG successfully or in a timely and cost-efficient manner, the degree of business disruption relating to the PLG acquisition, and the Company’s increased indebtedness following the PLG acquisition;

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	the failure to maintain the security of personally identifiable and other information of the Company’s customers and employees;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets; and

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses and implementing new initiatives and ventures.

These uncertainties could cause a material difference between a forward-looking statement and an actual outcome. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictors of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.        Business

General

Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, children’s footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883.

On October 9, 2012, the Company acquired the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc. for approximately $1,249.5 million in cash, which amount is subject to the finalization of certain post-closing adjustments. PLG designs and markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names, including Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. PLG includes both wholesale and consumer-direct operations. The PLG acquisition expanded the Company’s portfolio to 16 brands that are marketed in approximately 200 countries and territories around the world.

The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The products are marketed under widely recognized brand names, including Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia® Footwear, Sebago®, Soft Style®, Saucony®, Sperry Top-Sider®, Stride Rite® and Wolverine®. The Company believes that its primary competitive advantages are its well-recognized brand names, its patented proprietary designs, its diverse product offerings and comfort technologies, its wide range of distribution channels and its diversified manufacturing and sourcing base. Cat® is a registered trademark of Caterpillar, Inc., Harley-Davidson® is a registered trademark of H-D Michigan, Inc. and Patagonia® is a registered trademark of Patagonia, Inc.

The Company’s brands are sold at various price points targeting a wide range of consumers of casual, work, outdoor and athletic footwear and apparel. The Company also licenses some of its brands for use on products other than footwear or apparel. Following the acquisition of PLG, as of December 29, 2012, the Company identifies four operating groups within its branded wholesale footwear, apparel and licensing reportable segment: (i) the Outdoor Group, consisting of Merrell®, Patagonia® and Chaco® footwear, and Merrell® apparel and accessories, (ii) the Heritage Group, consisting of Wolverine® footwear and apparel, and Cat®, Bates®, Harley-Davidson® and HyTest® footwear, (iii) the Lifestyle Group, consisting of Hush Puppies®, and Sebago® footwear and apparel, and Cushe® and Soft Style® footwear and, (iv) the Performance + Lifestyle Group, consisting of Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. As a result of the acquisition of PLG, the Company now also reports a second reportable segment for its consumer-direct operations. The consumer-direct reportable segment represents the Company’s brick-and-mortar retail and eCommerce businesses that include both the Wolverine Retail and PLG Retail operating groups.

The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution and customer support. The Company directly sells its products in the United States (U.S.), Canada and certain countries in Europe to a wide range of retail customers, including department stores, national chains, catalogs, specialty retailers, mass merchants and Internet retailers, and to governments and municipalities. Many of the retailers carrying the Company’s products operate multiple storefront locations. The Company’s products are marketed worldwide in approximately 200 countries and territories through Company-owned wholesale and retail operations and through licensees and distributors.

For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are attached as Appendix A to this Annual Report on Form 10-K. As described above, the Company has two reportable segments consisting of the branded wholesale footwear, apparel and licensing and consumer-direct reportable segments. The Company’s other operating segment consists of its Wolverine Leathers Division, which is described below. Financial information regarding the Company’s reportable segments and other operating group and financial information by geographic area is found in Note 9 to the consolidated financial statements of the Company that are attached as Appendix A to this Annual Report on Form 10-K.

Branded Wholesale Footwear, Apparel and Licensing

The Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia®, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company also markets Merrell®, Saucony®, Sebago®, Sperry Top-Sider® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys, Wolverine® brand eyewear and gloves, Keds® apparel, Saucony® apparel, Sperry Top-Sider® apparel, and Stride Rite® apparel.

The operating groups for the Company’s branded wholesale footwear, apparel and licensing reportable segment for fiscal 2012 are described below.

1.	The Outdoor Group - The Outdoor Group consists of Merrell® footwear, Merrell® apparel and accessories, Patagonia® footwear and Chaco® footwear.

Merrell® Footwear: Merrell® footwear is designed to inspire and encourage participation in the outdoors. Known for quality, durability and comfort, the Merrell® footwear line uses a variety of proprietary designs and technologies to create footwear with distinctive styling, performance and comfort features for use on the trail or in town. Merrell® footwear products offer a wide range of styles from technical hiking, multi-sport footwear and the minimalist Merrell® Barefoot Collection, to versatile lifestyle products for more casual outdoor adventures for men, women and kids. Merrell® footwear products are sold primarily through outdoor specialty retailers, sporting goods chains, department stores, online retailers and catalogs.

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

Chaco® Footwear: The Chaco® footwear line focuses primarily on performance sandals and closed-toe products for the outdoor enthusiast.

2.	The Heritage Group - The Heritage Group markets footwear, apparel and accessories products under the Wolverine® brand and footwear under the Cat®, Bates®, Harley-Davidson® and HyTest® brands.

Wolverine® Footwear: The Wolverine® brand offers high-quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, in existence for well over 100 years, markets footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, have allowed the Wolverine® brand to offer a broad line of work footwear with a focus on comfort. The Wolverine® work product line, whose target consumers are industrial workers, features work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCS® and other technologies and comfort features into products designed for casual and outdoor sport use. The target consumers for the rugged casual line products have active lifestyles. The outdoor sport line is designed to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts.

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

Bates® Uniform Footwear: The Bates® brand is a leader in supplying footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, DuraShocks SR™, Wolverine iCS® and other proprietary comfort technologies in the design of its military-style boots and oxford shoes. Bates® contracts with the United States Department of Defense and the military branches of several foreign countries to supply military footwear. Civilian uniform users include individuals in police, security, postal, restaurant and other industrial occupations. Bates® products are also distributed through specialty retailers and catalogs.

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

3.	The Lifestyle Group - The Lifestyle Group consists of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, Cushe® and Soft Style® footwear.

Hush Puppies®: Since 1958, the Hush Puppies® brand has been a leader in casual footwear. The brand offers shoes, sandals and boots for men, women and children. The brand’s modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort, style and value. In addition, the Company licenses the Hush Puppies® brand for use on certain items, including apparel, eyewear, handbags, socks, watches and plush toys.

Sebago®: The Sebago® product line has been marketed since 1946 and consists primarily of performance nautical and American-inspired casual footwear for men and women, such as boat shoes and hand sewn loafers. Highly recognized Sebago® line extensions include Sebago Docksides®, Drysides® and Triwater™. The Sebago® manufacturing and design tradition of quality components, durability, comfort and “Americana” heritage is further supported by targeted distribution to better-grade independent, marine and department store retailers throughout the world.

Cushe®: The Cushe® business focuses on relaxed, design-led footwear for active men and women. The Cushe® Footwear business targets younger adult consumers and better-grade retailers with products ranging from sport casual footwear to sandals. Cushe® is marketed under three primary collections: Universal Traveler, Urban Safari and Coastal Supremacy.

Soft Style®: The Soft Style® product line consists primarily of women’s dress and casual footwear.

4.	The Performance + Lifestyle Group - PLG consists of Keds® footwear, Saucony® footwear and apparel, Sperry Top-Sider® footwear and apparel, and Stride Rite® footwear.

Keds®: The Keds® brand is an authentic casual lifestyle brand with a foundation in canvas footwear. This iconic American brand was founded in 1916 when Keds® redefined footwear with the introduction of the Champion® sneaker. The simple and chic design ignited a style revolution, capturing the hearts of girls everywhere from fashion icons to the girl next door. Today, Keds® is a head-to-toe fashion lifestyle brand fueled by a passion for imagination, inspiring a new generation of girls to stay authentic, optimistic and brave. The brand targets teen girl consumers through an extensive collection of Champion® originals, as well as a wide assortment of fashion sneakers and slip-ons. The brand’s product architecture consists of both core offerings and seasonal iterations featuring updated prints, patterns, materials and constructions.

Saucony®: The Saucony® brand is a leading global performance running brand with roots dating back to 1898. Saucony® targets elite, dedicated and casual running consumers through best-in-class design, innovation and performance technology. The brand is focused on meeting the biomechanical needs of runners while maximizing comfort and protection, bringing to market innovations such as: PowerGrid™ midsole technology; Sauc-Fit®, ComfortLite Sock Liner™ and HydraMAX™ upper technologies; and iBR+™ and XT-900™ outsole material innovations. Saucony® offers five categories of footwear product—technical, natural motion, race, trail and lifestyle originals, as well as a complete line of performance running apparel. Through the Find Your Strong™ brand platform, Saucony® is strengthening connections with consumers and elevating the position of the brand globally. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers.

Sperry Top-Sider®: Sperry Top-Sider® is a leading nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers globally. The brand has been an American favorite since 1935 with the advent of the industry’s first boat shoe. Today, Sperry Top-Sider® remains the unquestioned leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. The brand has evolved into a well-balanced, multi-category, year-round business for men, women and children. In addition to its lifestyle products, Sperry Top-Sider® also offers sport-specific and athlete-tested performance footwear solutions for sailors, boaters, anglers and multi-water sports enthusiast. The Advance Water Technologies™ product collection featuring ASV™ (Anti-Shock and Vibration), Grip X3 Technology® and SON-R Technology® has allowed Sperry Top-Sider® to reinforce its position as an innovation leader in these categories. The brand is primarily distributed through leading premium and better lifestyle retailers as well as through its own company-owned specialty retail stores.

Stride Rite®: With a history dating back to 1919, Stride Rite® is the industry leader in kid-focused footwear technology and innovation. Trusted by parents everywhere, and endorsed by the American Podiatric Medical Association, Stride Rite® is focused on delivering the best possible footwear for kids under 9 across a range of categories. All Stride Rite® product is created from an in-depth knowledge and understanding of how children walk and grow; every new material and component is rigorously tested to ensure safety, proper fit and durability for kids. Stride Rite’s® RITE STEPs™ program, featuring the brand’s proprietary Sensory Response Technology™, is a full footwear solution that meets kid’s needs from pre-walkers to pre-schoolers. Stride Rite® sells its own namesake brand, as well as kid’s footwear offerings from Saucony®, Sperry Top-Sider®, Keds® and select other footwear brands, through a network of mall-based specialty retail stores and a consumer-direct website. Stride Rite® also distributes footwear through better department stores, footwear independents, sporting goods, mall specialty, online retailers and national family footwear stores.

Consumer-Direct

The operating groups for the Company’s consumer direct reportable segment for fiscal 2012 are described below.

1.

Wolverine Retail consists of the Company’s legacy consumer-direct business, operating 87 North American and 12 United Kingdom-based retail stores at December 29, 2012. These stores are operated under the Hush Puppies®, Hush Puppies and FamilySM, Track’N Trail®, Sebago®, Wolverine Company Store®, Rockford Footwear Depot® and Merrell® names. The Wolverine Company Store®, Track’N Trail®, Hush Puppies® and Hush Puppies and FamilySM retail formats carry a large selection of Company-branded products, featuring such brands as Wolverine®, Merrell®, Hush Puppies®, Cat®, Chaco®, Cushe®, Patagonia®, Sebago® and Harley-Davidson®. The Company also operates Merrell® specialty stores, Hush Puppies® specialty stores and Sebago® specialty stores, providing a platform to showcase these brands exclusively. In addition, Wolverine retail operates 38 consumer-direct retail websites, including www.merrell.com, www.wolverine.com, www.cushe.com, www.hushpuppies.com, www.chacos.com, www.catfootwear.com, www.sebago.com and www.batesfootwear.com.

2.	PLG Retail markets its products directly to consumers through a variety of owned formats: Stride Rite® specialty and outlet children’s stores, Stride Rite® store-in-stores, Sperry Top-Sider®

specialty and outlet stores, Saucony® outlet stores and eCommerce websites. At December 29, 2012, PLG retail included 345 stores, owned or licensed primarily in North America and 25 consumer-direct retail websites. Stride Rite® children’s stores are located primarily in large regional shopping centers, clustered generally in the major metropolitan areas of the U.S. Stride Rite® outlet stores, in addition to children’s footwear, also carry a broad range of footwear for adults. Most of the outlet stores are located in shopping centers consisting only of outlet stores. PLG retail also operates Stride Rite® shoe departments within select locations of a large U.S. department store chain. Sperry Top-Sider® stores tend to be located in affluent areas that embrace the nautical lifestyle that the brand projects.

Other Businesses

In addition to its branded wholesale footwear, apparel and licensing and consumer-direct reportable segments, the Company also operates a performance leathers business through its Wolverine Leathers Division.

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

Marketing

The Company’s marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a consistent message for each of the Company’s core brands. Each brand operating group has dedicated marketing personnel who develop the marketing strategy for brands within that group. Marketing campaigns and strategies vary by brand and are designed to target accounts and/or end users as the branded operating groups strive to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle aspects of the Company’s products. Components of the brand-specific plans vary and may include print, radio and television advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials, and sales and technical assistance.

The Company’s branded operating groups provide its licensees and distributors with creative direction, brand images and other materials to convey consistent brand messaging, including (i) direction on the categories of footwear to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting services regarding retail store layout and design. The Company believes its brand names represent a competitive advantage, and the Company makes significant expenditures on marketing and promotion to support the position of its products and enhance brand awareness.

Domestic Sales and Distribution

The Company targets a wide variety of domestic distribution channels and strategies to distribute its branded products:

•

The Company uses a dedicated sales force and customer service team, advertising and point-of-purchase support and maintains in-stock inventories to service department stores, national chains, specialty retailers, catalogs, independent retailers, uniform outlets and its own consumer-direct business.

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

•

The Company solicits all branches of the U.S. military and submits bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that may or may not be exercised.

In addition to its wholesale activities, the Company also operates a consumer-direct business as described above. The Company continues to develop new programs, both independently and in conjunction with its retail customers, for the distribution of its products.

A broad distribution base insulates the Company from dependence on any one customer. No customer of the Company accounted for more than 10% of the Company’s revenue in fiscal 2012.

The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fiscal fourth quarter versus the 12 weeks included in each of the first three fiscal quarters). The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal free cash flow and, as needed, a Revolving Credit Facility.

International Operations and Global Licensing

The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe, (ii) sales to third-party distributors for certain markets and businesses, and (iii) royalty income from a network of third-party licensees and distributors, and income from joint ventures that market the Company’s branded products in certain countries in South America and Asia. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to develop sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. During fiscal 2012, the Company formed joint ventures to market and distribute footwear and apparel in Colombia and India. The Company believes that these joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in these fast-growing markets than its traditional licensee and distributor arrangements.

The Company continues to develop its network of licensees and distributors to market its branded products. The Company assists its licensees in designing products that are appropriate to each foreign market, but consistent with the global brand positioning. Pursuant to distribution or license agreements, third-party licensees and distributors either purchase goods directly from the Company and authorized third-party manufacturers or manufacture branded products themselves, consistent with Company standards. Distributors and licensees are responsible for independently marketing and distributing the Company’s branded products in their respective territories, with product and marketing support from the Company.

Manufacturing and Sourcing

The Company directly controls the majority of the units of footwear and apparel manufactured or sourced under the Company’s brand names. The Company’s licensees directly control the balance. A substantial majority of the units sourced or manufactured by the Company are procured from third parties, with the remainder produced at Company-owned facilities. The Company sources a majority of its footwear from numerous third-party manufacturers in the Asia Pacific region, South America and India. The Company maintains offices in the Asia

Pacific region to facilitate and develop strategies for the sourcing and importation of quality footwear and apparel. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners & Sources,” a policy that requires that the Company’s domestic and foreign manufacturers, licensees and distributors use ethical business standards; comply with all applicable health and safety laws and regulations; commit to use environmentally safe practices; treat employees fairly with respect to wages, benefits and working conditions; and not use child or prison labor. Footwear produced by the Company is manufactured at Company-operated facilities located in Michigan and the Dominican Republic.

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

Trademarks, Licenses and Patents

The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnologyTM, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form®, Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat®, Harley-Davidson®, and Patagonia® licenses extend for three or more years and are subject to early termination for breach.

The Company believes that consumers identify its products by the Company’s trademarks and that its trademarks are valuable assets. The Company is not aware of any third-party infringing uses or any prior claims of ownership of its trademarks that could materially affect its current business. The Company has a policy of registering its primary trademarks and vigorously defending its trademarks against infringement or other threats whenever practicable. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company vigorously protects its proprietary rights under applicable laws.

Order Backlog

At the end of fiscal 2012, the Company had an order backlog of approximately $879.4 million compared to an order backlog of approximately $483 million at the end of fiscal 2011. The increase in the fiscal 2012 backlog reflects the fiscal 2012 acquisition of PLG. A majority of the backlog relates to orders for products expected to be shipped in 2013. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.

Competition

The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international marketers and importers, some of which are larger and have greater resources than the Company. The Company has a significant number of major competitors for its brands of footwear and apparel. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs, and the ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries in general are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the overall footwear and apparel industries. Market shares in the non-athletic footwear and apparel industry are highly fragmented, and no one company has a dominant market position.

Research and Development

In addition to normal and recurring product development, design and styling activities, the Company engages in research and development activities related to the development of new production techniques and to the improvement of the function, performance, reliability and quality of its branded footwear and other products. For example, the Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies that have been incorporated into the Company’s footwear. With the acquisition of PLG, the Company now incorporates the research and testing capabilities of the Saucony® human performance and innovation lab as well as research funded at University labs including the University of Colorado and the University of Delaware with a particular focus on quantifying the interaction between footwear and apparel and runners’ strides. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.

Environmental Matters

Compliance with foreign and domestic federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with domestic and foreign federal, state and local agencies from time to time to resolve cleanup issues at various waste sites and other regulatory issues.

Employees

As of December 29, 2012, the Company had approximately 8,299 domestic and foreign production, office and sales employees. Approximately 58 employees were covered by a single union contract that expires on March 31, 2013. The Company presently considers its employee relations to be good.

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

The Company’s global operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. For example, the challenging economic environment in Europe has adversely impacted the Company’s results of operations in fiscal 2012, and the Company expects the adverse economic environment will continue to affect its sales and earnings across that region in the near future as the result of austerity measures imposed by certain governments and high levels of unemployment, as well as a general loss of consumer confidence. Declining consumer confidence could adversely affect demand for the Company’s products. Changes in the amount or severity of bad weather and the growth or decline of global footwear, apparel or consumer-direct markets could negatively affect consumer spending. A decline in demand for the Company’s products could reduce its revenues or profit margins.

General economic conditions and other factors such as those listed above may increase the Company’s cost of sales and decrease the Company’s profitability. The Company’s profitability is also dependent on the prices of commodities, such as cotton, rubber and petroleum, used to make and transport its products, as well as the prices of labor, insurance and health care, all of which may be affected by general economic conditions.

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

Many of the Company’s competitors have more developed consumer and customer bases, are able to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s results of operations and financial position could be adversely affected if its strategic initiatives are not successful.

The Company’s operating results could be adversely affected if it is unable to maintain its brands’ positive images with consumers or adjust to changing footwear and apparel trends.

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

Foreign currency fluctuations affect the Company’s reported revenue and profitability. Changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare its operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors and its licensees. The Company’s hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate the Company from foreign exchange risk. The Company does not hedge foreign currency translation rate changes. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

The Company’s ability to competitively price its products depends on the cost of components, services, labor, equipment and raw materials, including leather and materials used in the production of footwear. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. In addition, fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports, affect the Company’s shipping costs. Increases in cost for services and materials used in production could have a negative impact on the Company’s results of operations and financial position. The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. If this source fails to continue to supply the Company with raw pigskin or supplies the Company with raw pigskin on less favorable terms, the Company’s cost of raw materials for its leathers operations could increase and, as a result, have a negative impact on the Company’s results of operations and financial position.

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

The Company’s financial success is directly related to its customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, that customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.

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

The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. The Department of Defense is not obligated to exercise these future purchase options for Bates® footwear or to solicit future footwear awards at levels consistent with historical awards or in a manner in which the Company, as a large business contractor, is eligible to bid. Failure by the Department of Defense to exercise purchase options or the Company’s failure to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s results of operations and financial position.

Seasonality and weather conditions affect the Company’s business.

The Company markets and sells footwear and apparel suited for specific seasons, such as sandals in the summer season and boots in the winter season. If the weather conditions for a particular season vary significantly from those typical for the season, such as an unusually cold and rainy summer, or an unusually warm and dry winter, consumer demand for seasonally appropriate merchandise could be adversely affected. Lower demand for seasonally appropriate merchandise may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on future weather conditions and its ability to react to changes in weather conditions.

Changes in the credit markets could adversely affect the Company’s financial success.

Changes in the credit markets could adversely impact the Company’s future results of operations and financial position. If the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results. In addition, the lack of available credit or an increase in the cost of credit may significantly impair the Company’s ability to obtain additional credit to finance future expansion plans, or refinance existing credit, on favorable terms, or at all.

Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact its future revenues.

The federal government has the right to audit the Company’s performance under its government contracts. If a government audit discovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the U.S. government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the federal government generally, or any specific agency, if the Company’s reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability would decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings could have an adverse effect on the Company’s results of operations and financial position.

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

Concerns regarding acts of terrorism and regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports, and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization of the Company’s, or its distributors’ and licensees’, assets and operations by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.

Concerns regarding the European debt crisis, market perceptions and euro instability could adversely affect the Company’s business, results of operations and financing.

Concerns persist regarding the debt burden of certain countries in the Eurozone, in particular Greece, Italy, Ireland, Portugal and Spain, and their ability to meet future financial obligations, as well as the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro as a currency. Should the euro be dissolved, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at that time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and elsewhere could have an adverse impact on the capital markets generally and, more specifically, on the ability of the Company’s customers, suppliers and lenders to finance their respective businesses.

If the Company is unsuccessful in establishing and protecting its intellectual property, the value of its brands could be adversely affected.

The Company invests significant resources to develop and protect its intellectual property, and it believes that its trademarks and other intellectual property rights are important to its future success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally for all of the Company’s lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws.

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

The Company periodically discovers products that are counterfeit reproductions of its products or that it believes otherwise infringe on its intellectual property rights. The Company has not always been able to stop production and sales of counterfeit products and infringement of its intellectual property rights. The actions the Company takes to establish and protect trademarks, patents and other intellectual property rights both inside and outside of the U.S. may not be adequate to prevent imitation of its products by others. Continued sales of products that infringe the Company’s intellectual property rights could adversely affect its sales, devalue its brands and result in the shift of consumer preference away from its products.

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

General inflationary pressures, changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care benefits and benefits under its retirement plans, including U.S.-based defined benefit plans. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate used to determine the annual service cost related to the defined benefit plans, a change in method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.

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

The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions, including the recent PLG acquisition, involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing on favorable terms that may be necessary to finance future acquisitions, making any such acquisitions more expensive. Any such financing may have onerous terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover.

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

The Company’s business is affected by changes in government and regulatory policies in the U.S. and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices. Failure to comply with such regulations, as well as comply with ethical, social, product, labor and environmental standards, could also jeopardize the Company’s reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for the Company’s merchandise. Damage to the Company’s reputation or loss of consumer confidence for any of these or other reasons could adversely affect the Company’s results of operations, as well as require additional resources to rebuild its reputation.

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

Provisions of the Company’s certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to protect stockholders’ interests by providing the Company’s Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a Board of Directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

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

Risks related to the recent acquisition of PLG

The Company’s failure to successfully integrate PLG or realize the benefits of the transaction in a timely and cost-efficient manner could adversely affect the Company’s business.

The success of the PLG acquisition will depend, in part, on the Company’s ability to fully realize the anticipated benefits and synergies from combining its business and PLG. To realize these anticipated benefits and synergies, the Company must successfully integrate its business with PLG. Any failure to timely realize these anticipated benefits and synergies could have a material adverse effect on the Company’s results of operations and financial position. The integration process could result in the following: loss of key employees, suppliers, distributors, other business partners or significant customers; decreases in revenues; information technology systems integration disruptions; increases in taxes or operating or other costs; and/or the disruption of the Company’s business, any of which could limit the Company’s ability to achieve the anticipated benefits and synergies of the acquisition and could have an adverse effect on the Company’s operating results. Integration efforts also require substantial commitments of management’s attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to the Company.

The Company’s indebtedness increased following the completion of the PLG acquisition, which could adversely affect the Company.

The Company’s current indebtedness, which is significantly greater than the Company’s indebtedness prior to the PLG acquisition, could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. In connection with the acquisition, the Company entered into a credit agreement for a new $1.1 billion senior secured credit facility and issued $375 million aggregate principal amount of 6.125% eight year senior notes in a private offering. The new senior secured credit agreement and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the senior secured credit agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.

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

The Company has incurred significant transaction costs specifically attributable to the PLG acquisition, including investment banking, legal and accounting fees and expenses, and other related charges. In addition, the Company has incurred, and expects to continue to incur, significant costs in connection with fully integrating PLG into the Company’s business. Costs incurred in connection with the PLG integration may be higher than expected. These costs could adversely affect the Company’s financial position or results of operations.

The Company has made certain assumptions relating to the PLG acquisition in its forecasts that may prove to be materially inaccurate.

The Company has made certain assumptions relating to future revenue growth, cost savings, synergies and associated costs of the PLG acquisition. These assumptions may be inaccurate based on the information available to the Company, the failure to realize the expected benefits of the PLG acquisition, higher than expected transaction and integration costs and/or unknown liabilities, as well as general economic and business conditions that may adversely affect the combined company.

Item 1B.        Unresolved Staff Comments

None.

Item 2.        Properties

The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 147,000 square feet in Lexington, Massachusetts. The Company’s manufacturing operations are conducted primarily at a combination of leased and owned facilities in Michigan and the Dominican Republic. The Company operates its U.S. distribution operations primarily through an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet, a leased distribution center in Cedar Springs, Michigan, of approximately 356,000 square feet, a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet, an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky, and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.

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

Item 4.        Mine Safety Disclosures

Not applicable.

Supplemental Item.        Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company and the positions held with the Company as of February 27, 2013. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Donald T. Grimes	50	Senior Vice President, Chief Financial Officer and Treasurer
R. Paul Guerre	48	Vice President, General Counsel and Secretary
Michael Jeppesen	53	President, Global Operations Group
Douglas M. Jones	47	Corporate Controller
Blake W. Krueger	59	Chairman of the Board, Chief Executive Officer and President
Pamela L. Linton	63	Senior Vice President, Global Human Resources
Michael D. Stornant	46	Vice President, Corporate Finance
James D. Zwiers	45	Senior Vice President and President, Performance Group

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

R. Paul Guerre has served the Company as Vice President, General Counsel and Secretary since March 2012. From July 2003 to February 2012, Mr. Guerre was a partner with the law firm of Barnes & Thornberg LLP. Mr. Guerre was an attorney with the law firm of Warner Norcross & Judd LLP from 1991 to July 2003.

Michael Jeppesen has served the Company as President, Global Operations Group since January 2012. From 2005 to 2011, he was Senior Vice President, Design and Sourcing, for Collective Brands, Inc., a wholesaler and retailer of footwear and related accessories.

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

Michael D. Stornant has served the Company as Vice President, Corporate Finance, since January 2013. From 2011 until January 2013, he served as Vice President and General Manager of Bates. From 2009 until 2011, he served as Vice President of Corporate Planning and Analysis. From 2008 until 2009, he served as Corporate Controller. From 2007 until 2008 he served as Senior Vice President of Owned Operations for the Global Operations Group. From 2003 until 2006 he served the Company as Director of Internal Audit. From 1996 until 2003 he held various finance-related positions at the Company.

James D. Zwiers has served the Company as Senior Vice President and President, Performance Group since January 2013. From March 2009 until January 2013, he served as Senior Vice President and President, Outdoor Group. From January 2008 until March 2009, he served as Senior Vice President of the Company. From October 2006 to December 2007, he served as President of the Company’s Hush Puppies U.S. Division. From October 2005 to October 2006, he served as the Company’s General Counsel and Secretary. From December 2003 to October 2005, he served as General Counsel and Assistant Secretary. From January 1998 to December 2003, he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998, he was an attorney with the law firm of Warner Norcross & Judd LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by fiscal quarter for 2012 and 2011. The number of stockholders of record on February 25, 2013, was 1,594.

	2012		2011
Stock Price	High	Low	High	Low
First quarter	$40.76	$33.30	$37.52	$30.31
Second quarter	$44.13	$34.00	$40.48	$35.35
Third quarter	$47.99	$36.97	$43.36	$30.77
Fourth quarter	$45.63	$39.47	$39.48	$32.77

Cash Dividends Declared Per Share	2012	2011
First quarter	$0.12	$0.12
Second quarter	$0.12	$0.12
Third quarter	$0.12	$0.12
Fourth quarter	$0.12	$0.12

A quarterly dividend of $0.12 per share was declared during the first quarter of fiscal 2013. The Company currently expects that comparable cash dividends will be paid in future quarters in 2013.

The Company’s senior secured credit agreement and senior notes indenture impose certain restrictions on the Company’s ability to pay cash dividends. The Company may not pay a dividend if the Company is in default under the credit agreement or the indenture, or if payment of the dividend would cause a default under the credit agreement or the indenture, including the Company’s covenant to meet prescribed leverage ratios.

See Item 12 for information with respect to the Company’s equity compensation plans.

Stock Performance Graph

The following graph compares the five year cumulative total stockholder return on the Company’s common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100 at the beginning of the period indicated. The Company is part of both the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Five Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 9, 2012 to October 6, 2012)
Common Stock Repurchase Program (1)	–	$–	–	$86,416,818
Employee Transactions (2)	–	–
Period 2 (October 7, 2012 to November 3, 2012)
Common Stock Repurchase Program (1)	–	$–	–	$86,416,818
Employee Transactions (2)	321	43.67
Period 3 (November 4 2012 to December 1, 2012)
Common Stock Repurchase Program (1)	–	$–	–	$86,416,818
Employee Transactions (2)	232,440	43.67
Period 4 (December 2, 2012 to December 29, 2012)
Common Stock Repurchase Program (1)	–	$–	–	$86,416,818
Employee Transactions (2)	155,875	41.14
Total for Fourth Quarter ended December 29, 2012
Common Stock Repurchase Program (1)	–	$–	–	$86,416,818
Employee Transactions (2)	388,636	42.65

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during the Company’s fourth fiscal quarter of fiscal 2012 other than repurchases pursuant to the “Employee Transactions” set forth above.

(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data

Five-Year Operating and Financial Summary (1)

	2012	2011	2010	2009	2008
(Thousands of Dollars, Except Per Share Data)
Summary of Operations
Revenue	$1,640,838	$1,409,068	$1,248,517	$1,101,056	$1,220,568
Net earnings attributable to	80,686	123,287	104,470	61,912	95,821
Wolverine World Wide, Inc.
Per share of common stock:
Basic net earnings (2)(3)	$1.67	$2.54	$2.15	$1.26	$1.94
Diluted net earnings (2)(3)	1.63	2.48	2.11	1.24	1.90
Cash dividends declared	0.48	0.48	0.44	0.44	0.44
Financial Position at Year-End
Total assets	2,614,434	851,652	786,575	712,076	664,780
Long-term debt	$1,219,250	$–	$517	$1,077	$–

Notes to Five-Year Operating and Financial Summary

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

(2)	Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	Basic and diluted net earnings per share have been retroactively adjusted to reflect the adoption of FASB ASC Topic 260, Earnings Per Share on January 4, 2009, for participating securities which represent unvested restricted common stock which contain non-forfeitable rights to dividends or dividend equivalents.

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

The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at December 29, 2012. This diverse brand portfolio and broad geographic reach position the Company for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Middle East, Africa and Europe), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 29, 2012, the Company operated 444 brick-and-mortar retail stores in the U.S., Canada and the United Kingdom and operated 63 consumer-direct websites.

2012 FINANCIAL OVERVIEW

•	Revenue in fiscal 2012 increased 16.4% to $1.641 billion, including a contribution of $219.4 million from the PLG business included in the stub period since the date of acquisition.

•

Gross margin in fiscal 2012 was 38.3% compared to 39.5% in the prior year. The lower gross margin was driven by higher full-year closeout sales, a shift in product mix towards some of the Company’s lower margin businesses and non-recurring transaction and integration costs, which were only partially offset by higher selling prices.

•

Operating expenses as a percentage of revenue increased to 31.4% in fiscal 2012 compared to 27.4% in fiscal 2011 due to transaction and integration costs associated with the acquisition of PLG, higher pension expense and higher selling costs, partially offset by lower full-year incentive compensation expense.

•	Diluted earnings per share in fiscal 2012 were $1.63 per share compared to $2.48 per share in fiscal 2011.

•	The Company generated strong cash flow from operating activities of $91.6 million in fiscal 2012 and ended the year with $171.4 million of cash and cash equivalents.

•	The Company declared cash dividends of $0.48 per share in both fiscal 2012 and 2011.

•

The Company repurchased approximately 65,000 shares of common stock in fiscal 2012 for approximately $2.4 million and repurchased approximately 1,840,000 shares in fiscal 2011 for approximately $65.3 million, both of which lowered the average shares outstanding.

2012 DEVELOPMENTS

On October 9, 2012, the Company acquired the Performance + Lifestyle Group (“PLG”) business of Collective Brands, Inc. The cash consideration paid by the Company for PLG, subject to the finalization of certain post-closing adjustments, was approximately $1,249.5 million. PLG designs and markets casual and athletic footwear, apparel, and related accessories for adults and children under well-known brand names, including Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The Company financed the acquisition in part by entering into a new $1.1 billion senior secured credit facility and by issuing $375.0 million aggregate principal amount of 6.125% senior notes due in 2020.

OUTLOOK FOR 2013

Fiscal 2013 revenue is expected to increase to approximately $2.7 to $2.8 billion based on continued positive momentum across the brand portfolio including the expected growth of the recently acquired PLG brands. The Company expects modest gross margin growth on the strength of lower closeout sales compared to the prior year; strategic selling price increases; a favorable product mix shift where higher margin businesses grow at a faster pace; and efficiencies in the Company’s sourcing operations. The Company expects to continue to invest in order to more fully integrate PLG into its existing operations and expects further increases in reported operating expenses from incremental non-cash pension expense of approximately $10 million, normalized full year incentive compensation expense compared to an unusually small amount of such expense in fiscal 2012, and brand investments to fuel future growth. The Company expects a full year effective tax rate in the range of 21% to 23% and fully diluted earnings per share in the range of $2.10 to $2.25.

The acquisition of PLG resulted in two new operating segments including PLG wholesale and PLG retail. PLG’s wholesale operations are included in the branded footwear, apparel and licensing reportable segment as a fourth operating group, and PLG’s retail operations are included in the Company’s consumer-direct reportable segment.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS – FISCAL 2012 COMPARED TO FISCAL 2011

FINANCIAL SUMMARY – 2012 VERSUS 2011

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)
	$	% of Total	$	% of Total	$	%
Revenue
Branded wholesale footwear, apparel and licensing	$1,419.1	86.5%	$1,274.1	90.4%	$145.0	11.4%
Consumer-direct	183.9	11.2%	101.9	7.2%	82.0	80.5%
Other business units	37.8	2.3%	33.1	2.4%	4.7	14.2%
Total Revenue	$1,640.8	100.0%	$1,409.1	100.0%	$231.7	16.4%

	2012		2011		Change
(Millions of Dollars, Except Per Share Data)

	$	% of Revenue	$	% of Revenue	$	%
Gross Profit
Branded wholesale footwear, apparel and licensing	$527.1	37.1%	$497.4	39.0%	$29.7	6.0%
Consumer-direct	96.0	52.2%	53.4	52.4%	42.6	79.8%
Other business units	5.1	13.5%	6.0	18.1%	(0.9)	(15.0%	)
Total Gross Profit	$628.2	38.3%	$556.8	39.5%	$71.4	12.8%

Selling, general and administrative expenses	$481.9	29.4%	$386.5	27.4%	$95.4	24.7%
Non-recurring transaction and integration costs	32.5	2.0%	–	–	32.5	100.0%
Total Operating Expenses	$514.4	31.4%	$386.5	27.4%	$127.9	33.1%

Interest expense – net	$14.1	0.9%	$1.1	0.0%	$13.0	1181.9%
Non-recurring acquisition related interest expense	5.2	1.2%	–	–	5.2	100.0%
Other expense (income) – net	0.3	0.0%	0.3	0.0%	–	–
Earnings before income taxes	94.2	5.7%	168.9	12.0%	(74.7)	(44.2%	)

Net earnings attributable to Wolverine
World Wide, Inc.	$80.7	4.9%	$123.3	8.8%	$(42.6)	(34.5%	)
Diluted earnings per share	$1.63	–	$2.48	–	$(0.85)	(34.3%	)

For fiscal year 2012, the Company included four operating groups within its branded wholesale footwear, apparel and licensing reportable segment:

•	Outdoor Group, consisting of Merrell®, Chaco® and Patagonia® footwear and Merrell® brand apparel;
•	Heritage Group, consisting of Wolverine® footwear and Wolverine® brand apparel, Cat® footwear, Bates®, Harley-Davidson® footwear, and HyTest®;
•	Lifestyle Group, consisting of Hush Puppies® footwear and apparel, Sebago® footwear and apparel, Cushe® and Soft Style®; and
•	Performance + Lifestyle Group consisting of Keds® footwear, Saucony® footwear and apparel, Sperry Top-Sider® footwear and apparel, and Stride Rite® footwear.

Retail operations across the entire portfolio are collectively reported within the consumer-direct reportable segment, consisting of both brick-and-mortar retail locations and eCommerce websites.

The Company’s other operating group, which does not collectively comprise a separate reportable segment, consists of the Wolverine Leathers Division which markets pigskin leather primarily for use in the footwear industry.

Subsequent to the end of fiscal 2012, the Company announced a realignment of its branded wholesale operating groups, reducing the number of operating groups within the branded wholesale footwear, apparel and licensing reportable segment from four to three.

The following is supplemental information on total revenue:

TOTAL REVENUE

	2012		2011		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$545.3	33.2%	$551.8	39.2%	$(6.5)	(1.2%	)
Heritage Group	502.7	30.6%	500.3	35.5%	2.4	0.5%
Lifestyle Group	203.5	12.4%	206.3	14.6%	(2.8)	(1.4%	)
Performance + Lifestyle Group	150.2	9.2%	–	–	150.2	100.0%
Other	17.4	1.1%	15.7	1.1%	1.7	10.8%

Total branded wholesale footwear, apparel and licensing revenue	$1,419.1	86.5%	$1,274.1	90.4%	$145.0	11.4%
Consumer-direct	183.9	11.2%	101.9	7.2%	82.0	80.5%
Other business units	37.8	2.3%	33.1	2.4%	4.7	14.2%

Total Revenue	$1,640.8	100.0%	$1,409.1	100.0%	$231.7	16.4%

REVENUE

Revenue for fiscal 2012 increased $231.7 million from fiscal 2011, to $1,640.8 million. The PLG business contributed $219.4 million of the increase since the date of acquisition. Changes in foreign exchange rates decreased reported revenue by $10.9 million. The remainder of the increase in revenues is due to increased volumes. International revenue represented 34.2% of total reported revenue in fiscal 2012 compared to 40.2% in fiscal 2011. The decrease in International revenue as a percent of total revenue is driven by PLG revenues included in the fiscal 2012 results, which are primarily within the U.S.

The Outdoor Group’s branded wholesale footwear, apparel and licensing revenue declined $6.5 million or 1.2% compared to the prior year. Merrell®, the largest brand in this group, was negatively impacted by the challenging macroeconomic environment in both Europe and Canada and unseasonably warm weather conditions, resulting in a full year revenue decline in the low single digits. Patagonia® footwear’s revenues also decreased at a rate in the low single digits in fiscal 2012, driven by lower revenues in Europe. Revenue for Chaco® grew at a rate in the high teens compared to fiscal 2011, driven by continued momentum in the sandal category and expansion in men’s, women’s and children’s categories.

The Heritage Group’s branded wholesale footwear, apparel and licensing revenue increased $2.4 million, or 0.5%, compared to the prior year. High single digit revenue growth in the Wolverine® brand footwear business and mid-teens growth in the Wolverine® brand apparel business reflect the strength of the brand’s core industrial work boot position, along with growing momentum from the brand’s 1000 Mile® product offering. Cat® U.S. footwear revenue grew at a rate in the low twenties over the prior year on the strength of its industrial business. Cat® global footwear revenue experienced a mid single digit decline in revenue driven by poor economic conditions in Europe. Harley-Davidson® Footwear revenue decreased at a rate in the mid twenties compared to fiscal 2011 reflecting the impact of more restrictive distribution channels imposed by a modified license agreement with the brand’s owner.

The Lifestyle Group’s branded wholesale footwear, apparel and licensing revenue declined $2.8 million, or 1.4%, compared to the prior year. Hush Puppies® revenue decreased at a rate in the high single digits, as increases in the U.S. and certain third-party distributor markets were more than offset by declines in Canada and Europe due to retailer consolidations and overall economic conditions in those regions. Revenue for Cushe® increased at a rate in the mid teens as the brand continued to realize the benefit of new product initiatives. Revenue for Sebago® increased at a rate in the low teens due to increased department store penetration and success with web and catalog based retailers.

The Performance + Lifestyle Group added $150.2 million of revenue to the branded wholesale footwear, apparel and licensing segment since the date of acquisition, led by strong performance from Sperry Top-Sider® Stride Rite®, and Keds®. The PLG brands benefitted from strong momentum and excitement around new product introductions and brand endorsements.

Consumer-direct includes both Wolverine retail’s and PLG retail’s consumer-direct businesses. Wolverine retail reported revenue growth at a rate in the low teens in fiscal 2012 compared to fiscal 2011 as a result of growth at a rate in the mid teens in the Company’s eCommerce channel and growth at a low single digit rate in comparable store sales. Wolverine retail operated 99 retail stores worldwide at the end of fiscal 2012 and operated 101 retail stores at the end of fiscal 2011. PLG retail reported revenue of $69.2 million for the period since acquisition. PLG retail operated 345 stores at the end of fiscal 2012.

The Company’s other business unit, the Wolverine Leathers Division reported a revenue increase at a rate in the mid teens, as a result of high demand for its pigskin leathers.

GROSS MARGIN

For fiscal 2012, the Company’s consolidated gross margin decreased 120 basis points compared to fiscal 2011. Approximately 70 basis points of the decrease was caused by shifts in the mix of products sold. The Company incurred $4.5 million of non-recurring transaction and integration costs relating to the fair value adjustment to acquisition-date inventory and severance costs, which contributed to approximately 30 basis points of the decrease. The remainder of the decrease was caused by increased product costs only partially offset by higher selling prices.

OPERATING EXPENSES

Operating expenses increased $127.9 million, from $386.5 million in fiscal 2011 to $514.4 million in fiscal 2012. Approximately $77.8 million of the increase relates to the inclusion of PLG within the Company’s consolidated results since the date of acquisition. Approximately $32.5 million of the increase relates to non-recurring transaction and integration costs associated with the acquisition of PLG. The non-recurring costs include professional and legal fees, taxes paid on behalf of the seller, retention bonus expense, onetime software license fees and other onetime costs of $14.9 million, $9.7 million, $2.7 million, $2.4 million and $2.8 million, respectively. Pension expense for fiscal 2012 increased approximately $10.4 million compared to fiscal 2011 driven by a lower discount rate in the current year. Changes in foreign exchange rates had a $3.6 million favorable impact on reported operating expenses. The remainder of the increase was due to incremental variable expenses.

INTEREST, OTHER AND TAXES

Total net interest expense increased $18.2 million to $19.3 million in fiscal 2012 from $1.1 million in fiscal 2011. Approximately $5.2 million of the increase is due to non-recurring financing commitment and refinancing fees associated with the Company’s acquisition of PLG. Approximately $1.8 million of the increase is due to the amortization of deferred financing costs included within interest expense. The remainder of the increase is due to an increase in long-term debt in the period of time from the date of PLG acquisition to the end of the fiscal year.

The Company’s full year effective tax rate in fiscal 2012 was 14.2%, compared to 27.0% in fiscal 2011. The lower effective tax rate reflects the non-recurring benefits of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. The lower tax rate in the current year was also the result of acquisition-related expense deductions in high statutory tax rate jurisdictions in the second half of the year. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $80.7 million in fiscal 2012, compared to $123.3 million in fiscal 2011, a decrease of $42.6 million.

Diluted net earnings per share decreased 34.3% in fiscal 2012, to $1.63, from $2.48 in fiscal 2011. The Company repurchased approximately 65,000 shares of common stock in fiscal 2012 for approximately $2.4 million and repurchased approximately 1,840,000 shares in fiscal 2011 for approximately $65.3 million, both of which lowered the average shares outstanding in fiscal 2012.

RESULTS OF OPERATIONS – FISCAL 2011 COMPARED TO FISCAL 2010

FINANCIAL SUMMARY – 2011 VERSUS 2010

	2011		2010			Change
(In Millions of Dollars, Except Per Share Data)
	$	% of Total	$	% of Total		$	%
Revenue
Branded wholesale footwear, apparel and licensing	$1,274.1	90.4%	$1,117.6	89.5%		$156.5	14.0%
Consumer-direct	101.9	7.2%	87.1	7.0%		14.8	17.0%
Other business units	33.1	2.4%	43.8	3.5%		(10.7)	24.4%

Total Revenue	$1,409.1	100.0%	$1,248.5	100.0%		$160.6	12.9%

	$	% of Revenue	$	% of Revenue		$	%
Gross Profit
Branded wholesale footwear, apparel and licensing	$497.4	39.0%	$440.1	39.4%		$57.3	13.0%
Consumer-direct	53.4	52.4%	45.9	52.7%		7.5	16.1%
Other business units	6.0	18.1%	6.6	15.1%		(0.6)	(9.1%	)

Total Gross Profit	$556.8	39.5%	$492.6	39.5%		$64.2	13.0%

Selling, general and administrative expenses	$386.5	27.4%	$347.5	27.8%		$39.0	11.2%
Restructuring and other transition costs	–	–	2.8	0.2%		(2.8)	(100%	)

Total Operating Expenses	$386.5	27.4%	$350.3	28.1%		$36.2	10.3%

Interest expense – net	$1.1	0.0%	$0.4	0.0%		$0.7	175%
Other expense (income) – net	0.3	0.0%	(1.3)	(0.1%	)	(1.6)	nm
Earnings before income taxes	168.9	12.0%	143.2	11.5%		25.7	17.9%

Net earnings	$123.3	8.8%	$104.5	8.4%		$18.8	18.0%

Diluted earnings per share	$2.48	–	$2.11	–		$0.37	17.5%

The following is supplemental information on total revenue:

TOTAL REVENUE

	2011		2010		Change
	$	% of Total	$	% of Total	$	%
(Millions of Dollars)
Outdoor Group	$551.8	39.2%	$467.6	37.5%	$84.2	18.0%
Heritage Group	500.3	35.5%	454.6	36.4%	45.7	10.1%
Lifestyle Group	206.3	14.6%	182.9	14.6%	23.4	12.8%
Other	15.7	1.1%	12.5	1.0%	3.2	25.6%
Total branded wholesale footwear, apparel and licensing revenue	$1,274.1	90.4%	$1,117.6	89.5%	$156.5	14.0%
Consumer-direct	101.9	7.2%	87.1	7.0%	14.8	17.0%
Other business units	33.1	2.4%	43.8	3.5%	(10.7)	(24.4%	)
Total Revenue	$1,409.1	100.0%	$1,248.5	100.0%	$160.6	12.9%

REVENUE

Revenue for fiscal 2011 increased $160.6 million from fiscal 2010, to $1.409 billion. The growth was driven by double digit percentage increases in revenue for all three branded wholesale footwear, apparel and licensing operating groups. Changes in foreign exchange rates increased reported revenue by $17.3 million versus the prior year. International revenue represented 40.2% of total reported revenue in fiscal 2011 compared to 38.4% in fiscal 2010.

The Outdoor Group’s branded wholesale footwear, apparel and licensing revenue increased 18.0% in fiscal 2011 compared to fiscal 2010. Leading the group’s growth, the Merrell® brand enjoyed increased demand for performance products, including its new Merrell® Barefoot Collection. Fueling the growth for Merrell® branded footwear was a mid teens growth rate in units sold. The increase in Merrell® brand apparel was driven by a strong double digit increase in revenue generated by the Outerwear category and a low triple digit rate increase in revenue generated by the Sportswear category. Patagonia® footwear’s revenue increased at a rate in the high teens in fiscal 2011 due to continued strong demand from key outdoor retailers. Revenue from the Chaco® brand grew at a rate in the high teens compared to fiscal 2010 as the brand expanded its closed-toe product offerings for fall, extending the brand’s reach to become a year-round footwear option for consumers.

The Heritage Group’s branded wholesale footwear, apparel and licensing revenue increased 10.1% in fiscal 2011 compared to fiscal 2010. Driving the revenue growth for the group was a mid twenties rate increase in revenue from the Cat® footwear brand and a high single digit rate increase in revenue from Wolverine® brand footwear and apparel. The Cat® footwear revenue increase was driven by revenue growth in the mid-teens or higher in each of its major geographic regions compared to fiscal 2010. The Wolverine® brand’s revenue grew as a result of low single digit unit volume growth in the U.S. rugged casual and core work boot business and a growth rate in the low thirties for the Wolverine® brand apparel business. Harley-Davidson® Footwear revenue decreased at a mid single digit rate compared to fiscal 2010, as a high single digit decline in the U.S. market was partially offset by an increase at a rate in the high seventies in the European market.

The Lifestyle Group’s branded wholesale footwear, apparel and licensing revenue increased 12.8% in fiscal 2011 compared to fiscal 2010. Revenue from the Hush Puppies® brand increased at a high single digit rate as a result of mid twenties rate growth in its third-party licensing business; growth in the European markets at a rate in the mid teens; and high single digit rate growth in the Canadian market. These increases were partially offset by a mid single digit rate decline in Hush Puppies® revenue in the U.S. The Sebago® brand generated revenue growth in the mid teens in fiscal 2011 as a result of growth in Europe. The Cushe® brand’s revenue almost doubled compared to fiscal 2010, as the brand continues to benefit from excellent placement in specialty, outdoor and surf retail venues.

Consumer-direct reported revenue growth in the mid teens in fiscal 2011 compared to fiscal 2010 as a result of a high twenties growth rate in the Company’s e-commerce channel and a mid single digit growth rate in comparable store sales from Company-owned stores. The Company operated 101 retail stores worldwide at the end of fiscal 2011 and operated 88 retail stores in fiscal 2010, with sixteen new store openings in fiscal 2011 partially offset by the closure of three existing locations during fiscal 2011.

The Company’s other business unit, the Wolverine Leathers Division business reported a revenue decline at a rate in the mid twenties as a result of soft demand from certain key customers and the divestiture of its low-margin procurement division in the fourth quarter of 2010.

GROSS MARGIN

For fiscal 2011, the Company’s consolidated gross margin was flat compared to fiscal 2010. Higher product input costs and a negative shift in the mix of product sold decreased consolidated gross margin by approximately 150 basis points and 110 basis points, respectively. These decreases were offset by the positive impact from strategic selling price increases and benefits from foreign exchange fluctuations of approximately 230 basis points and 30 basis points, respectively.

OPERATING EXPENSES

Operating expenses increased $36.2 million, from $350.3 million in fiscal 2010 to $386.5 million in fiscal 2011. The higher operating expense was due to an increase at a rate in the mid teens in distribution costs, which vary with revenue, and increases in advertising and marketing expenses at a rate in the low teens, designed to enhance brand awareness. In addition, selling commissions, which vary with revenue, increased at a rate in the low teens and changes in foreign exchange rates had a $5.0 million unfavorable impact on reported operating expenses. These increases were partially offset by a $2.8 million dollar reduction in restructuring and other transition costs in fiscal 2011 compared to fiscal 2010.

INTEREST, OTHER AND TAXES

The increase in net interest expense reflects the increase in revolver borrowings for fiscal 2011 compared to fiscal 2010.

The increase in other income is due to the sale of Wolverine Procurement assets in the fourth quarter of fiscal 2010, which resulted in a $1.1 million gain, with the remainder of the increase due to the change in realized gains or losses on foreign denominated assets and liabilities.

The Company’s full year effective tax rate in fiscal 2011 was 27.0%, compared to 27.1% in fiscal 2010. The modestly lower effective tax rate reflects the fact that a higher percentage of the Company’s earnings in fiscal 2011 were attributable to foreign jurisdictions, where tax rates are lower than in the U.S. or nontaxable based on specific tax rulings and legislation. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

NET EARNINGS AND EARNINGS PER SHARE

As a result of the revenue, gross margin and expense changes discussed above, the Company had net earnings of $123.3 million in fiscal 2011, compared to $104.5 million in fiscal 2010, an increase of $18.8 million or 18.0%.

Diluted net earnings per share increased 17.5% in fiscal 2011 to $2.48, from $2.11 in fiscal 2010. The increase was attributable to increased revenue, stable gross margin and lower restructuring and other transition costs, as detailed above. The Company repurchased approximately 1,840,000 shares of common stock in fiscal 2011 for approximately $65.3 million and repurchased approximately 1,795,000 shares in fiscal 2010 for approximately $51.2 million, both of which lowered the average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year-Ended
	2012	2011	2010
(Millions of Dollars)
Cash and cash equivalents	$171.4	$140.0	$150.4
Cash provided by operating activities	91.6	78.8	67.9
Cash used in investing activities	(1,246.1)	(22.6)	(17.0)
Cash provided (used) in financing activities	1,183.4	(62.3)	(59.1)
Additions to property, plant and equipment	14.9	19.4	16.4
Depreciation and amortization	27.7	15.9	16.2
Interest-bearing debt	1,250.0	11.5	1.0
Available revolving credit facility (1)	$198.1	$139.0	$150.0

(1)	For fiscal 2012, amount shown is net of outstanding letters of credit, which are applied against the Company’s Revolving Credit Facility. Amounts shown for fiscal 2011 and fiscal 2010 are under the Company’s previous revolving credit facility and are shown net of borrowings.

Liquidity

Cash and cash equivalents of $171.4 million as of December 29, 2012 were $31.4 million higher compared to the prior year. Accounts receivable and inventories of $819.8 million increased $368.1 million compared to the prior year, driven by the acquisition of PLG.

In addition to the cash and cash equivalents balance of $171.4 million at December 29, 2012, the Company had an additional $198.1 million available under its Revolving Credit Facility.

Operating Activities

Net cash provided by operating activities in fiscal 2012 was $91.6 million versus $78.8 million in fiscal 2011, an increase of $12.8 million. Lower earnings performance in fiscal 2012 was more than offset by lower investments in working capital and reduced cash pension contributions compared to fiscal 2011.

Investing Activities

The majority of the capital expenditures for the year were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

Included in the fiscal 2012 investing activities is a net cash outflow of $1,225.9 million related to the acquisition of the PLG business. The Company funded the acquisition primarily through net proceeds from term loan debt, the issuance of senior notes, and cash on hand of approximately $88.8 million.

Financing Activities

On October 9, 2012, the Company entered into a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provides the Company with a $1.1 billion secured credit facility consisting of a term loan A facility in an aggregate amount of up to $550.0 million, a term loan B facility in an aggregate amount up to $350.0 million and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Credit Facility”). The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1.3 billion. As of December 29, 2012, the only usage against the Revolving Credit Facility is related to outstanding standby letters of credit totaling approximately $1.9 million. The provisions of the New Credit Agreement require the Company to adhere to certain covenants and maintain certain performance ratios. The Company was in compliance with all such covenants and performance ratios during fiscal 2012 and expects to continue to be in compliance in future periods.

On October 9, 2012, the Company also issued $375.0 million of senior notes, which bear interest at a 6.125 % fixed rate and are due in 2020 (“Notes”). Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

The Company used the net proceeds from the Notes, together with the borrowings under the term loan facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under and terminate its existing Revolving Credit Facility, and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Interest-bearing debt at the end of fiscal 2012 was $1,250.0 million compared to $11.5 million at the end of fiscal 2011. The increase in debt in fiscal 2012 is a result of net proceeds from the Company’s term loans and senior notes. Net payments in fiscal 2012 on the Company’s previous Revolving Credit Facility were $11.0 million. The Company also made a $25.0 million voluntary payment on the term loan B debt during the fourth quarter of fiscal 2012.

At the end of fiscal 2012, the Company had cash and cash equivalents of $171.4 million including cash in foreign locations of $101.6 million. The Company’s intends to permanently reinvest cash in foreign locations.

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

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010 (the “February 2010 Program”). The February 2010 Program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal 2012 and did not repurchase any shares in the second, third or fourth quarter of fiscal 2012 under the February 2010 Program. The Company repurchased 142,198 shares at an average price of $35.57 in the first quarter of 2011, 478,747 shares at an average price of $37.74 in the second quarter of 2011, 948,256 shares at an average price of $34.45 in the third quarter of 2011 and 270,882 shares at an average price of $35.08 in the fourth quarter of 2011 under the February 2010 Program. The primary purpose of the stock repurchase programs is to increase stockholder value. The Company may continue to repurchase shares of its common stock under the February 2010 Program from time to time in open market or privately negotiated transactions, depending upon market conditions and other factors.

	2012		2011		Cumulative
(Thousands of Dollars, Except Share Data)
Authorization effective date	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased	Shares repurchased	Market price of shares repurchased
February 11, 2010	64,612	$ 2,397	1,840,083	$65,296	3,499,846	$113,583

In addition to the repurchases noted above under the February 2010 program, the Company acquired 289,799 shares at an average price of $40.45 per share during fiscal 2012 and 55,810 shares at an average price of $36.48 per share during fiscal 2011 related to employee transactions.

The Company declared total dividends of $0.48 per share for fiscal 2012 and fiscal 2011. On February 7, 2013 the Company declared a quarterly cash dividend of $0.12 per share of common stock, to be paid on May 1, 2013 to stockholders of record on April 1, 2013.

NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company plans to adopt the provisions of this ASU in the first quarter of fiscal 2013. The Company does not expect the ASU to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The Company adopted the applicable requirements of this ASU in the fourth quarter of fiscal 2012, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU No. 2011-08). ASU No. 2011-08 amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the applicable requirements of this ASU in the fourth quarter of fiscal 2011, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity. Under ASU 2011-05, the Company has the option to present the total of comprehensive income, the components of net income and the components of OCI in either a continuous statement of comprehensive income or in two separate continuous statements. Earnings per share would continue to be based on net income. Also in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. The Company adopted the current required provisions of ASU 2011-05 in the first quarter of fiscal 2012. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.

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

The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances for the relevant periods may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, an adjustment to net revenues would be recorded in the period the determination was made.

ACCOUNTS RECEIVABLE

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customer’s failure to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine adjustments to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At December 29, 2012 and December 31, 2011, management believed that it had provided sufficient reserves to address future collection uncertainties.

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

The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an adjustment to the Company’s cost of goods sold and inventory is recorded in the period in which such determination was made. At December 29, 2012 and December 31, 2011, management believed that it had provided sufficient reserves for excess or obsolete inventories.

DEFERRED FINANCING COSTS

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financings for the Company. These costs are amortized into earnings through interest expense over the terms of the respective agreements. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

ACQUISITIONS

The Company accounts for acquired businesses using the purchase method of accounting. Under the purchase method, the Company’s consolidated financial statements include the operations of an acquired business starting from the date of acquisition. In addition, the assets acquired and liabilities assumed must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, the Company typically obtains the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

The Company typically uses an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain patents, customer relationships and technologies) are expected to have determinable useful lives. The Company’s assessment as to those intangibles that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. The Company’s estimates of the useful lives of determinable-lived intangibles are based primarily on these same factors. All of the Company’s acquired technology and customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated life.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company has adopted the provisions of ASU 2011-08, which permits the Company to qualitatively assess indicators of the Company’s reporting unit’s fair value when it is unlikely that a reporting unit is impaired. After completing the qualitative assessment, the Company may also use assumptions about expected future operating performance and utilize a discounted cash flow analysis to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the fair value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company adopted the provisions of ASU 2012-02, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. The Company would not be required to quantitatively determine the fair value of the indefinite-lived intangible unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. After completing the qualitative assessment, the Company may determine it necessary to test indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.

The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years ended December 29, 2012 or December 31, 2011, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceed their respective recorded values.

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

The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The discount rate at year-end fiscal 2012 was 4.30%. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company determined to be 7.68% in fiscal 2012. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation—Stock Compensation. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that are expected to be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized in the consolidated statements of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. We regularly assess these risks and have established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.

Foreign Exchange Risk

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

The Company conducts wholesale operations outside of the U.S. in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S.

dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 29, 2012 and December 31, 2011, the Company had outstanding forward currency exchange contracts to purchase $111.9 million and $106.3 million, respectively, of U.S. dollars with maturities ranging up to 336 days for both fiscal years.

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

Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At December 29, 2012, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $5.7 million. At December 31, 2011, a stronger U.S. dollar compared to foreign currencies versus the prior year decreased the value of these investments in net assets by $11.3 million. These changes resulted in cumulative foreign currency translation adjustments at December 29, 2012 and December 31, 2011 of $5.9 million and $0.3 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Interest Rate Risk

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $875.0 million at the end of fiscal 2012. At the end of fiscal 2012, the Company held one interest rate swap agreement denominated in US dollars that effectively converts $462.2 million of its variable-rate debt to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other liabilities for $1.5 million at the end of fiscal 2012. As of December 29, 2012, the weighted-average interest rate on the company’s variable-rate debt was approximately 3.0 percent. Based on the level of variable-rate debt outstanding as of that date, a one percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $8.8 million.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 29, 2012.

CONTRACTUAL OBLIGATIONS

The Company has the following payments under contractual obligations due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Thousands of Dollars)
Operating leases	$285,555	$50,791	$86,609	$59,158	$88,997
Debt obligations (1)	1,565,860	76,743	214,969	498,826	775,322
Purchase obligations (2)	396,558	396,558	–	–	–
Deferred compensation	3,790	689	998	845	1,258
Pension (3)	2,367	2,367	–	–	–
SERP	35,591	2,367	7,127	7,577	18,520
Dividends declared	5,869	5,869	–	–	–
Minimum royalties	5,237	2,067	3,170	–	–
Minimum advertising	31,353	6,695	16,531	5,470	2,657
Other (4)	5,376	5,351	25	–	–

Total (5)	$2,337,556	$549,497	$329,429	$571,876	$886,754

(1)	Includes interest payments on the Company’s long-term debt and payments on the interest rate swap. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 29, 2012. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)	Pension obligations reflect expected pension funding as there are currently no required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.
(4)	The amounts in the other category relate primarily to employee retention commitments.
(5)	The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the Consolidated Balance Sheet at December 29, 2012 is $8.5 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

At December 29, 2012, the Company had $198.1 million of additional borrowing capacity available under the Revolving Credit Facility which terminates on October 9, 2017.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 29, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 29, 2012.

Based on the Securities and Exchange Commission’s staff interpretation guidance for newly acquired businesses, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Performance + Lifestyle Group Business, which was included in the Company’s fiscal 2012 consolidated financial statements since the acquisition date of October 9, 2012. PLG constituted 66% of total assets as of December 29, 2012 and 13% of revenues for the year then fiscal year-ended.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended December 29, 2012 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, under the caption “Corporate Governance” under the subheading “Board Committees.”

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

The information regarding directors of the Company contained under the caption “Board of Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference.

The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference.

Item 11.        Executive Compensation

The information contained under the captions “Non-Employee Director Compensation in Fiscal Year 2012,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2012,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2012,” “Pension Plans and 2012 Pension Benefits” and “Potential Payments Upon Termination or Change in Control” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheadings “Risk Considerations in Compensation Programs” and “Board Committees” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is also incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the caption “Securities Ownership of Officers and Directors and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Related Party Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information contained under the caption “Independent Registered Public Accounting Firm” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 18, 2013, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Item 15(a)(1).    Financial Statements Attached as Appendix A

The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011.
•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011.
•	Consolidated Statements of Operations and Comprehensive Income for the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011.
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2012, December 31, 2011 and January 1, 2011.
•	Notes to the Consolidated Financial Statements.
•	Reports of Independent Registered Public Accounting Firm.

Item 15(a)(2).    Financial Statement Schedules Attached as Appendix B

The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II—Valuation and Qualifying Accounts.

All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15(a)(3).    Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of May 1, 2012, by and among WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Collective Brands, Inc. and Wolverine World Wide, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

4.1	Senior Notes Indenture, dated October 9, 2012, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.2	Form of 6.125% Senior Note due 2020. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.3	Registration Rights Agreement, dated October 9, 2012, among the Wolverine World Wide, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

Exhibit Number	Document
10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.13.

10.14	Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.14.

Exhibit Number	Document
10.15	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grimes, Guerre, Jeppesen, Krueger and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.17	Employees’ Pension Plan (Restated as amended through January 1, 2013).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.19	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.20	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.23	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.24	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.26	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

10.27	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

10.28	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.29	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.28 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.30	Form of Performance Share Award Agreement (2011 – 2013 performance period).* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Here incorporated by reference.

Exhibit Number	Document
10.31	Form of Performance Share Award Agreement (2012 – 2014 performance period).* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Here incorporated by reference.

10.32	Form of Performance Share Award Agreement (2013 – 2015 performance period).*

10.33	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.34	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.35	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.

10.36	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.37	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.38	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

10.39	Limited Guarantee, dated as of May 1, 2012, entered into by Wolverine World Wide, Inc. in favor of Collective Brands, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.40	Purchase Agreement, dated as of May 1, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference

10.41	Interim Agreement, dated as of May 1, 2012, by and among Wolverine World Wide, Inc., WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Golden Gate Capital Opportunity Fund, L.P. and Blum Strategic Partners IV, L.P. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.42	Separation Agreement, dated as of May 1, 2012, by and between Wolverine World Wide, Inc. and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.43	Amendment No. 1 to Separation Agreement, dated as of October 9, 2012, by and between the Company and WBG–PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

10.44	Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG–PSS Holdings LLC. Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012. Here incorporated by reference.

Exhibit Number	Document
10.45	Credit Agreement, dated as of July 31, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012. Here incorporated by reference.

10.46	First Amendment to Credit Agreement, dated as of September 28, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012. Here incorporated by reference.

10.47	Second Amendment to the Credit Agreement, dated as of October 8, 2012, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. R. Paul Guerre, General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Dated: February 27, 2013	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2013

/s/ Donald T. Grimes Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2013

*/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Director	February 27, 2013

*/s/ William K. Gerber William K. Gerber	Director	February 27, 2013

*/s/ Alberto L. Grimoldi Alberto L. Grimoldi	Director	February 27, 2013

*/s/ Joseph R. Gromek Joseph R. Gromek	Director	February 27, 2013

*/s/ David T. Kollat David T. Kollat	Director	February 27, 2013

/s/ Blake W. Krueger Blake W. Krueger	Director	February 27, 2013

*/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	February 27, 2013

*/s/ Nicholas T. Long Nicholas T. Long	Director	February 27, 2013

*/s/ Timothy J. O’Donovan Timothy J. O’Donovan	Director	February 27, 2013

Signature	Title	Date
*/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 27, 2013

*/s/ Michael A. Volkema Michael A. Volkema	Director	February 27, 2013

*By /s/ Blake W. Krueger Blake W. Krueger Attorney-in-Fact	Chairman, Chief Executive Officer and President	February 27, 2013

APPENDIX A

Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of Fiscal Year-End
	2012	2011
(Thousands of Dollars, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$171,411	$140,012
Accounts receivable, less allowances (2012 – $14,829; 2011 – $12,688)	353,615	219,963
Inventories
Finished products	431,817	204,546
Raw materials and work-in-process	34,413	27,192
	466,230	231,738

Deferred income taxes	27,955	9,801
Prepaid expenses and other current assets	55,714	32,982
Total current assets	1,074,925	634,496

Property, plant and equipment:
Land	3,926	826
Buildings and improvements	107,027	73,926
Machinery and equipment	180,030	135,118
Software	93,812	83,809
	384,795	293,679

Accumulated depreciation	(235,067)	(215,190)
	149,728	78,489
Other assets:
Goodwill and indefinite-lived intangibles	1,139,725	56,269
Other amortizable intangibles, net	153,478	1,125
Deferred income taxes	946	42,349
Deferred financing costs, net	38,894	–
Other	56,738	38,924
	1,389,781	138,667
Total assets	$2,614,434	$851,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,895	$57,099
Accrued salaries and wages	36,374	22,635
Income taxes	2,556	2,822
Taxes, other than income taxes	14,536	8,093
Restructuring reserve	75	330
Other accrued liabilities	71,720	44,033
Accrued pension liabilities	2,428	2,151
Current maturities of long-term debt	30,750	515
Borrowings under revolving credit agreement	–	11,000
Total current liabilities	319,334	148,678

Long-term debt, less current maturities	1,219,250	–
Accrued pension liabilities	165,462	103,825
Deferred income taxes	240,523	–
Other liabilities	26,168	20,499

Stockholders’ equity:
Common stock, $1 par value: authorized 160,000,000 shares; shares issued, including treasury shares: 2012 – 66,515,620; 2011 – 65,019,406	66,515	65,019
Additional paid-in capital	173,915	138,585
Retained earnings	946,766	889,765
Accumulated other comprehensive loss	(87,542)	(71,029)
Cost of shares in treasury: 2012 – 17,182,019 shares; 2011 – 16,848,374 shares	(457,262)	(443,690)
Total Wolverine World Wide, Inc. stockholders’ equity	642,392	578,650
Non-controlling interest	1,305	–
Total stockholders’ equity	643,697	578,650
Total liabilities and stockholders’ equity	$2,614,434	$851,652

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Year
	2012	2011	2010
(Thousands of Dollars, Except Share and Per Share Data)
COMMON STOCK OUTSTANDING
Balance at beginning of the year	$65,019	$63,976	$62,764
Common stock issued under stock incentive plans, net of forfeitures (2012 – 1,496,214 shares; 2011 – 1,043,019 shares; 2010 – 1,212,463 shares)	1,496	1,043	1,212
Balance at end of the year	66,515	65,019	63,976
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of the year	138,585	108,286	81,021
Stock-based compensation expense	14,988	14,074	11,543
Amounts associated with common stock issued under stock incentive plans:
Proceeds over par value	9,556	4,919	6,289
Income tax benefits	10,983	4,071	4,094
Issuance of performance-based shares (2012 – 197,304 shares; 2011 – 206,148 shares; 2010 – 215,027 shares)	(197)	7,550	5,197
Issuance of treasury shares (2012 –20,766 shares; 2011 – 24,354 shares; 2010 – 25,829 shares)	–	(315)	142
Balance at end of the year	173,915	138,585	108,286
RETAINED EARNINGS
Balance at beginning of the year	889,765	789,684	706,439
Net earnings attributable to Wolverine World Wide, Inc.	80,686	123,287	104,470
Cash dividends declared (2012 – $0.48 per share; 2011 – $0.48 per share; 2010 – $0.44 per share)	(23,685)	(23,206)	(21,225)
Balance at end of the year	946,766	889,765	789,684
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of the year	(71,029)	(41,123)	(42,806)
Other comprehensive income (loss)	(16,513)	(29,906)	1,683
Balance at end of the year	(87,542)	(71,029)	(41,123)
COST OF SHARES IN TREASURY
Balance at beginning of the year	(443,690)	(376,926)	(325,385)
Common stock acquired for treasury (2012 – 354,411 shares; 2011 – 1,895,893 shares; 2010 – 1,832,193 shares)	(14,121)	(67,388)	(52,190)
Issuance of treasury shares (2012 – 20,766 shares; 2011 – 24,354 shares; 2010 – 25,829 shares)	549	624	649
Balance at end of the year	(457,262)	(443,690)	(376,926)
Total Wolverine World Wide, Inc. equity	642,392	578,650	543,897
NON-CONTROLLING INTEREST
Balance at beginning of the year	–	–	–
Net earnings	78	–	–
Capital contribution from non-controlling interest	1,225	–	–
Foreign currency translation	2	–	–
Balance at end of the year	1,305	–	–
TOTAL STOCKHOLDERS’ EQUITY	$643,697	$578,650	$543,897

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year
	2012	2011	2010
(Thousands of Dollars, Except Per Share Data)

Revenue	$1,640,838	$1,409,068	$1,248,517
Cost of goods sold	1,008,197	852,316	754,537
Non-recurring transaction and integration costs	4,481	–	–
Restructuring and other transition costs	–	–	1,406
Gross profit	628,160	556,752	492,574

Selling, general and administrative expenses	481,899	386,534	347,499
Non-recurring transaction and integration costs	32,537	–	–
Restructuring and other transition costs	–	–	2,828
Operating profit	113,724	170,218	142,247

Other expenses (income):
Interest expense	14,597	1,395	571
Non-recurring acquisition related interest expense	5,197	–	–
Interest income	(565)	(370)	(184)
Other expense (income)—net	317	283	(1,366)
	19,546	1,308	(979)

Earnings before income taxes	94,178	168,910	143,226

Income taxes	13,414	45,623	38,756

Net earnings	80,764	123,287	104,470
Net earnings attributable to non-controlling interests	78	–	–
Net earnings attributable to Wolverine World Wide, Inc.	$80,686	$123,287	$104,470

Net earnings per share (see Note 1):
Basic	$1.67	$2.54	$2.15
Diluted	$1.63	$2.48	$2.11

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$5,684	$(11,290)	$(2,929)
Change in fair value of foreign exchange contracts	(5,025)	5,110	1,731
Change in fair value of interest rate swap	(1,001)	–	–
Pension adjustments	(16,171)	(23,726)	2,881
Other comprehensive income	(16,513)	(29,906)	1,683
Comprehensive income	64,251	93,381	106,153
Less: comprehensive loss attributable to non-controlling interest	(35)	–	–
Comprehensive income attributable to Wolverine World Wide, Inc.	$64,286	$93,381	$106,153

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2012	2011	2010
(Thousands of Dollars)
OPERATING ACTIVITIES
Net earnings	$80,764	$123,287	$104,470
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,173	14,870	14,509
Amortization	6,478	1,037	1,692
Deferred income taxes	(4,248)	7,676	(4,298)
Stock-based compensation expense	14,988	14,074	11,543
Excess tax benefits from stock-based compensation	(9,928)	(3,255)	(1,362)
Pension contribution	(26,657)	(31,800)	(10,400)
Pension expense	27,902	17,502	16,286
Restructuring and other transition costs	–	–	4,234
Cash payments related to restructuring and other transition costs	–	(984)	(7,516)
Other	4,802	11,271	3,524
Changes in operating assets and liabilities:
Accounts receivable	15,136	(24,802)	(32,466)
Inventories	(29,334)	(25,101)	(49,084)
Other operating assets	(17,084)	(21,578)	(1,009)
Accounts payable	5,907	(7,054)	21,672
Income taxes	(266)	76	(11,888)
Other operating liabilities	2,007	3,595	7,959
Net cash provided by operating activities	91,640	78,814	67,866

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(1,225,880)	–	–
Additions to property, plant and equipment	(14,942)	(19,397)	(16,370)
Investments in joint venture	(2,942)	–	–
Proceeds from sales of property, plant and equipment	49	50	1,756
Other	(2,391)	(3,236)	(2,424)
Net cash used in investing activities	(1,246,106)	(22,583)	(17,038)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolver	(11,000)	11,000	–
Borrowings of long-term debt	1,275,000	–	–
Payments of long-term debt	(25,515)	(530)	(538)
Payments of debt issuance costs	(40,121)	–	–
Cash dividends paid	(23,649)	(22,737)	(21,414)
Purchase of common stock for treasury	(14,121)	(67,388)	(52,190)
Proceeds from shares issued under stock incentive plans	11,642	14,083	13,631
Excess tax benefits from stock-based compensation	9,928	3,255	1,362
Contributions from non-controlling interests	1,225	–	–
Net cash provided by (used) in financing activities	1,183,389	(62,317)	(59,149)
Effect of foreign exchange rate changes	2,476	(4,302)	(1,718)
Increase (decrease) in cash and cash equivalents	31,399	(10,388)	(10,039)

Cash and cash equivalents at beginning of the year	140,012	150,400	160,439
Cash and cash equivalents at end of the year	$171,411	$140,012	$150,400

OTHER CASH FLOW INFORMATION
Interest paid	$10,030	$840	$192
Net income taxes paid	$16,258	$29,967	$30,604

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in thousands of dollars except share and per share data and elsewhere as noted.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia® Footwear, Saucony®, Sebago®, Soft Style® Sperry Top-Sider®, Stride Rite® and Wolverine® Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers as well as a leathers division that markets Wolverine Performance Leathers™.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cost of Goods Sold

Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.

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

Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from 14 to 20 years for buildings and improvements and from 3 to 10 years for machinery, equipment and software. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably-assured lease renewals as determined at lease inception.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financings for the Company. These costs are amortized into earnings through interest expense over the terms of the respective agreements. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting. Under the purchase method, the Company’s consolidated financial statements include the operations of an acquired business from the date of acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, the Company typically obtains the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

The Company typically uses an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. The Company’s assessment as to trademarks and brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. The Company’s estimates of the useful lives of determinable-lived intangibles are based primarily on these same factors. All of the Company’s acquired technology and customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated life.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Other intangibles consist primarily of trademarks and patents. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company has adopted the provisions of ASU 2011-08, which permits the Company to qualitatively assess indicators of the Company’s reporting unit’s fair value when it is unlikely that a reporting unit is impaired. After completing the qualitative assessment, the Company may also use assumptions about expected future operating performance and utilize a discounted cash flow analysis to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company adopted the provisions of ASU 2012-02, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. The Company would not be required to quantitatively determine the fair value of the indefinite-lived intangible unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. After completing the qualitative assessment, the Company may determine it necessary to test indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.

The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years ended December 29, 2012, December 31, 2011 or January 1, 2011 as the Company’s annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceed their respective recorded values.

Other amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. Other amortizable intangible assets are included in other assets on the consolidated balance sheets. They consist primarily of customer relationships, patents, licensing arrangements, developed product technology and a customer backlog intangible asset. The combined gross carrying value and accumulated amortization for these amortizable intangibles was as follows:

	December 29, 2012
	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	19	$110,470	$1,305	$109,165
Patent and trademarks	2	8,362	7,865	497
Licensing arrangements	4	28,120	1,533	26,587
Developed product technology	5	14,547	694	13,853
Backlog	1	5,100	2,354	2,746
Net favorable leases and other	2	689	59	630

Total		$167,288	$13,810	$153,478

	December 31, 2011
	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Patent and trademarks	2	$8,573	$7,448	$1,125

Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2012 is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$18,569	$15,606	$15,453	$13,750	$8,821

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 29, 2012 and December 31, 2011 are as follows:

	Goodwill	Other non-amortizable intangibles	Total
Balance at January 1, 2011	$39,014	$16,464	$55,478
Intangibles purchased	—	1,074	1,074
Intangibles disposed	—	(11)	(11)
Foreign currency translation effects	(120)	(152)	(272)

Balance at December 31, 2011	$38,894	$17,375	$56,269
Acquisition of PLG	419,611	661,765	1,081,376
Foreign currency translation effects	1,417	663	2,080

Balance at December 29, 2012	$459,922	$679,803	$1,139,725

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $14,988, $14,074, and $11,543 and related income tax benefits of $4,877, $4,540, and $3,552 for grants under its stock-based compensation plans in the statements of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.72, $10.46, and $6.97 per share for fiscal years 2012, 2011, and 2010, respectively, with the following weighted-average assumptions:

	2012	2011	2010
Expected market price volatility (1)	37.8%	38.6%	37.9%
Risk-free interest rate (2)	0.6%	1.8%	1.9%
Dividend yield (3)	1.3%	1.6%	1.9%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,917,020 shares of common stock in connection with the exercise of stock options and new restricted stock grants during fiscal 2012. The Company cancelled 49,207 shares of common stock issued under restricted stock awards as a result of forfeitures during fiscal 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$80,686	$123,287	$104,470
Adjustment for earnings allocated to nonvested restricted common stock	(1,669)	(2,627)	(1,608)

Net earnings used to calculate basic earnings per share	79,017	120,660	102,862
Adjustment for earnings reallocated to nonvested restricted common stock	57	112	38

Net earnings used to calculate diluted earnings per share	$79,074	$120,772	$102,900

Denominator:
Weighted average shares outstanding	48,816,168	48,910,599	49,051,739
Adjustment for nonvested restricted common stock	(1,378,918)	(1,432,541)	(1,206,460)

Shares used to calculate basic earnings per share	47,437,250	47,478,058	47,845,279
Effect of dilutive stock options	1,077,076	1,250,612	1,011,731

Shares used to calculate diluted earnings per share	48,514,326	48,728,670	48,857,010

Net earnings per share:
Basic	$1.67	$2.54	$2.15
Diluted	$1.63	$2.48	$2.11

Options granted to purchase 387,591 shares of common stock in fiscal 2012, 338,877 shares in fiscal 2011, and 865,072 shares in fiscal 2010 have not been included in the denominator for the computation of diluted earnings per share for each of those fiscal years because the related exercise prices were greater than the average market price for the year, and they were, therefore, anti-dilutive.

Foreign Currency

For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and comprehensive income and were not material for fiscal years 2012, 2011 and 2010.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap agreement, borrowings under the Company’s Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates their fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. As of December 29, 2012, the carrying value and the fair value of the Company’s long-term debt, including current maturities, was $1,250,000 and $1,308,895. The Company does not hold or issue financial instruments for trading purposes.

The Company follows FASB ASC Topic 815, Derivatives and Hedging, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 29, 2012 and December 31, 2011, foreign exchange contracts with a notional value of $111,905 and $106,265, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days for each fiscal year. These contracts have been designated as cash flow hedges.

As of December 29, 2012 and December 31, 2011, a liability of $2,264 and an asset of $4,015, respectively, have been recognized for the fair value of the Company’s foreign currency forward exchange contracts. As of December 29, 2012, a liability of $1,540 has been recognized for the fair value of the Company’s interest rate swap agreement. In accordance with ASC 820, these assets and liabilities fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at December 29, 2012 and December 31, 2011.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for fiscal years 2012, 2011, or 2010. If, in the future, the foreign exchange forward contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

The Company has one interest rate swap agreement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The Company’s interest rate swap has a notional amount of $462,175, which reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of the debt and will expire on October 6, 2017. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

For the fiscal years ended December 29, 2012 the Company recognized a net loss of $1,001 in accumulated other comprehensive income (loss) related to the effective portion of its interest rate swap agreement.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. The changes in accumulated balances for each component of other comprehensive income (loss) are as follows:

	Foreign Currency translation adjustments	Foreign exchange contracts	Interest rate swap	Pension adjustments	Total
Balance of accumulated comprehensive income (loss) as of January 2, 2010	$14,477	$(3,546)	–	$(53,737)	$(42,806)

Foreign currency translation adjustments	(2,929)				(2,929)
Effective portion of changes related to foreign exchange contracts:
Net gain arising during the period, net of taxes: 2010 — ($228)		457			457
Reclassification adjustments into cost of goods sold, net of taxes: 2010 — ($522)		1,274			1,274
Pension adjustments:
Actuarial loss arising during the period, net of taxes: 2010 — $2,056				(3,817)	(3,817)
Less: amortization of prior actuarial losses, net of taxes: 2010 — ($3,516)				6,530	6,530
Less: amortization of prior service cost, net of taxes: 2010 — ($90)				168	168

Balance of accumulated comprehensive income (loss) as of January 1, 2011	11,548	(1,815)	–	(50,856)	(41,123)

Foreign currency translation adjustments	(11,290)				(11,290)
Effective portion of changes related to foreign exchange contracts:
Net gain arising during the period, net of taxes: 2011 — ($977)		2,161			2,161
Reclassification adjustments into cost of goods sold, net of taxes: 2011 — ($1,369)		2,949			2,949
Pension adjustments:
Actuarial loss arising during the period, net of taxes: 2011 — $17,002				(31,576)	(31,576)
Less: amortization of prior actuarial losses, net of taxes: 2011 — ($4,176)				7,756	7,756
Less: amortization of prior service cost, net of taxes: 2011 — ($51)				94	94

Balance of accumulated comprehensive income (loss) as of December 31, 2011	258	3,295	–	(74,582)	(71,029)

Foreign currency translation adjustments	5,685				5,685
Effective portion of changes related to foreign exchange contracts:
Net loss arising during the period, net of taxes: 2012 — $981		(2,147)			(2,147)
Reclassification adjustments into cost of goods sold, net of taxes: 2012 — $1,340		(2,879)			(2,879)
Unrealized loss on interest rate swap, net of taxes: 2012 — $539			(1,001)		(1,001)
Pension adjustments:
Actuarial loss arising during the period, net of taxes: 2012 — $16,045				(29,797)	(29,797)
Less: amortization of prior actuarial losses, net of taxes: 2012 — ($7,293)				13,544	13,544
Less: amortization of prior service cost, net of taxes: 2012 — ($44)				82	82

Balance of accumulated comprehensive income (loss) as of December 29, 2012	$5,943	$(1,731)	$(1,001)	$(90,753)	$(87,542)

2. INVENTORIES

Inventories of $62,731 at December 29, 2012 and $63,210 at December 31, 2011 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $18,993 and $15,301 higher than reported at December 29, 2012 and December 31, 2011, respectively.

3. INDEBTEDNESS

Total borrowings consist of the following obligations:

	2012	2011
Term Loan A, due October 9, 2017	$550,000	$–
Term Loan B, due October 9, 2019	325,000	–
Senior notes, 6.125% interest, due October 15, 2020	375,000	–
Notes payable	–	515

Total debt obligations	1,250,000	515

Less: current maturities	30,750	(515)

Total long-term debt	$1,219,250	$–

In 2009, the Company entered into a $1.6 million note payable in connection with the Cushe® acquisition. The note was payable over three years at a fixed interest rate of 4.5%. The Company paid the remaining balance on this note during fiscal 2012.

On July 31, 2012, the Company entered into a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provided the Company with a $1.1 billion secured credit facility consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million (the “Term Loan A Facility”), a Term Loan B Facility in an aggregate amount up to $350.0 million (the “Term Loan B Facility”) and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Facility”). The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1.3 billion As of December 29, 2012, the only usage against the Revolving Facility was related to outstanding standby letters of credit totaling approximately $1.9 million.

As required by the New Credit Agreement, the Company also entered into an interest rate swap with a notional amount of $462.2 million that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of the debt.

The Term Loan A Facility and the Revolving Credit Facility each have a term of five years and the Term Loan B Facility has a term of seven years. The initial interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the alternate base rate as defined in the New Credit Agreement plus an applicable margin of 1.25%, or (2) the Eurocurrency Rate as defined in the New Credit Agreement plus an applicable margin of 2.25%. The interest rate applicable to amounts outstanding under the Term Loan B Facility will be, at the Company’s option, either (1) the alternate base rate plus an applicable margin of 2.00%, or (2) the Eurocurrency Rate plus an applicable margin of 3.00%. For fiscal 2012, the weighted average interest rates for Term Loan A and Term Loan B were 2.5% and 4.0%, respectively.

The Revolving Credit Facility includes a $100.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, pounds sterling, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies determined in accordance with the New Credit Agreement. The Revolving Credit Facility also includes a $35.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

The obligations of the Company pursuant to the New Credit Agreement will be guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.

The New Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the New Credit Agreement) to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the New Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio (as defined in the New Credit Agreement); a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (in each case, as defined in the New Credit Agreement). As of December 29, 2012 the Company was in compliance with all such restrictions and financial covenants.

On October 9, 2012, the Company also issued a total of $375.0 million in senior notes in a private placement offering. The notes bear interest at 6.125% and are due in 2020 (the “Notes”). Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

The Company incurred debt issuance costs of approximately $40.1 million to obtain financing, including underwriter, banker, legal and accounting fees that are capitalized and amortized to interest expense over the terms of the related borrowings. The Company amortized approximately $1.8 million of deferred financing costs to interest expense during fiscal 2012.

The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under, and terminate its existing Revolving Credit Facility and to provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Cash flow from operations, along with borrowings under the Revolving Credit Facility, if any, are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

Annual maturities of long-term debt for the five fiscal years subsequent to December 29, 2012, are as follows:

	2013	2014	2015	2016	2017	Thereafter
Annual maturities of long-term debt	$30,750	$59,063	$61,688	$82,313	$332,438	$683,748

The above maturities exclude the recorded fair value of the Company’s interest rate swap arrangement, which was recorded at fair value of $1.5 million within other liabilities as of December 29, 2012. Additional information regarding the interest rate swap is provided in Note 1 of the consolidated financial statements.

4. LEASES

The Company leases machinery, equipment, and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

At December 29, 2012, minimum rental payments due under all non-cancelable leases were as follows:

	2013	2014	2015	2016	2017	Thereafter
Minimum rental payments	$50,791	$45,998	$40,611	$34,688	$24,470	$88,997

Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $29,414 in fiscal 2012, $20,117 in fiscal 2011 and $18,919 in fiscal 2010.

5. CAPITAL STOCK

The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of December 29, 2012 or December 31, 2011. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.

As of December 29, 2012, the Company had stock options outstanding under various stock incentive plans. As of December 29, 2012, the Company had approximately 1,893,495 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as one stock incentive unit and all other awards granted, including restricted stock, count as two stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer, or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2010	4,619,346	$20.17	5.8	$34,212
Granted	537,807	25.55
Exercised	(848,106)	16.83
Cancelled	(60,137)	23.84

Outstanding at January 1, 2011	4,248,910	$21.47	5.7	$44,254
Granted	398,749	36.75
Exercised	(887,671)	19.90
Cancelled	(65,004)	26.79

Outstanding at December 31, 2011	3,694,984	$23.40	5.5	$45,663
Granted	451,277	39.70
Exercised	(1,364,751)	19.90
Cancelled	(31,019)	35.55

Outstanding at December 29, 2012	2,750,491	$27.67	5.9	$34,447
Estimated forfeitures	(3,679)

Vested or expected to vest at December 29, 2012	2,746,812	$27.65	5.9	$34,444
Nonvested at December 29, 2012 and expected to vest	(759,886)

Exercisable at December 29, 2012	1,986,926	$24.37	5.0	$31,419

The total pretax intrinsic value of options exercised during the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $30,088, $14,931 and $10,407, respectively. As of December 29, 2012, there was $2,931 of unrecognized compensation expense related to stock option grants that is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2011 and January 1, 2011, there was $2,414 and $2,393, respectively, of unrecognized compensation expense related to stock option awards that was expected to be recognized over a weighted-average period of 1.0 and 1.1 years, respectively.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $40.18 as of December 29, 2012, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of December 29, 2012 was 1,986,114 and the weighted-average exercise price was $24.36. As of December 31, 2011, 2,831,883 outstanding options were exercisable and the weighted-average exercise price was $21.85.

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

A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 2, 2010	640,470	$21.34	263,905	$17.22
Granted	262,342	25.51	215,027	24.30
Vested	(117,438)	22.71	–	–
Forfeited	(21,828)	21.93	(4,407)	17.11

Nonvested at January 1, 2011	763,546	$22.55	474,525	$20.43
Granted	200,427	36.57	206,148	36.63
Vested	(165,186)	24.27	–	–
Forfeited	(52,858)	24.72	(39,343)	24.76

Nonvested at December 31, 2011	745,929	$25.78	641,330	$25.37
Granted	351,674	40.27	200,595	39.78
Vested	(365,217)	25.02	(436,176)	21.26
Forfeited	(33,155)	32.26	(16,052)	25.64

Nonvested at December 29, 2012	699,231	$33.16	389,697	$37.85

As of December 29, 2012, there was $11,638 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the year-ended December 29, 2012 was $14,946. As of December 31, 2011, there was $6,466 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year-ended December 31, 2011 was $6,203. As of January 1, 2011, there was $6,194 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under restricted stock award plans that was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year-ended January 1, 2011 was $3,012.

As of December 29, 2012, there was $3,478 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year-ended December 29, 2012 was $17,475. As of December 31, 2011, there was $4,718 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year-ended December 31, 2011 was $4,699. As of January 1, 2011, there was $4,950 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans that was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year-ended January 1, 2011 was $3,203.

6. RETIREMENT PLANS

The Company has three non-contributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings. Subsequent to the end of fiscal 2012, the Company closed this plan to new participants. The Company’s second plan provides benefits at a fixed rate per year of service for certain employees under a collectively bargaining arrangement. The Company’s third noncontributory defined benefit pension plan, which no longer accrues future benefits, covers certain eligible PLG associates. Prior to the freezing of the plan, eligible PLG participants accrued pension benefits at a fixed unit rate based on the participant’s service and compensation.

The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle these employees to receive payments from the Company for a period of 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $46,701 at December 29, 2012 and $38,203 at December 31, 2011 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provides for Company contributions based on earnings. The Company recognized expense for its defined contribution plans of $2,872 in fiscal 2012, $2,500 in fiscal 2011 and $2,061 in fiscal 2010.

The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $867 in fiscal 2012, $918 in fiscal 2011 and $858 in fiscal 2010. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2,986 at December 29, 2012 and $3,139 at December 31, 2011 and was recognized as a deferred compensation liability on the accompanying balance sheet.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years:

	2012	2011
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$269,099	$230,114
PLG projected benefit obligations at acquisition date	109,705	–
Service cost pertaining to benefits earned during the year	7,709	6,499
Interest cost on projected benefit obligations	15,314	13,326
Actuarial losses	55,665	30,320
Benefits paid to plan participants	(12,307)	(11,160)

Projected benefit obligations at end of the year	$445,185	$269,099

Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$163,123	$144,411
PLG fair value of pension assets at acquisition date	71,963	–
Actual return on plan assets	26,001	(3,857)
Company contributions - pension	26,657	31,800
Company contributions - SERP	1,858	1,929
Benefits paid to plan participants	(12,307)	(11,160)

Fair value of pension assets at end of the year	$277,295	$163,123

Funded status	$(167,890)	$(105,976)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,428)	$(2,151)
Non current liabilities	(165,462)	(103,825)

Net amount recognized	$(167,890)	$(105,976)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss (amount net of tax: 2012 – $(90,525); 2011 – $(74,272))	$(137,910)	$(113,789)
Unrecognized prior service cost (amount net of tax: 2012 – $(228); 2011 – $(310))	(350)	(477)

Net amount recognized	$(138,260)	$(114,266)

Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(167,890)	$(105,976)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	46,701	38,203

Net funded status of pension plans and SERP (supplemental)	$(121,189)	$(67,773)

The accumulated benefit obligations for all defined benefit pension plans and the SERP were $425,443 at December 29, 2012 and $254,198 at December 31, 2011.

The following is a summary of net pension and SERP expense recognized by the Company:

	2012	2011	2010
Service cost pertaining to benefits earned during the year	$(7,709)	$(6,499)	$(5,729)
Interest cost on projected benefit obligations	(15,314)	(13,326)	(12,719)
Expected return on pension assets	15,958	14,255	12,208
Net amortization loss	(20,837)	(11,932)	(10,046)

Net pension expense	$(27,902)	$(17,502)	$(16,286)

The prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2013 is $118 and $30,391, respectively. Expense for qualified defined benefit pension plans was $20,229 in fiscal 2012, $12,579 in fiscal 2011 and $11,903 in fiscal 2010.

The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows.

	2012	2011
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	4.30%	5.42%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%

Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.14%	5.94%
Expected long-term rate of return on plan assets	7.68%	8.00%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%

Unrecognized net actuarial losses exceeding certain corridors are amortized over a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of high-quality corporate bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year-end pension liability and service cost for the subsequent year.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s asset allocations at fiscal year-end by asset category and fair value measurement are as follows:

	2012
	Level 1	Level 2	Total
Equity securities	$12,780	$185,621	$198,401	71.6%
Fixed income investments	25,428	53,390	78,818	28.4%
Cash and money market investments	29	–	29	0.0%

Fair value of plan assets	$38,237	$239,011	$277,248	100.0%

	2011
	Level 1	Level 2	Total
Equity securities	$–	$119,444	$119,444	73.2%
Fixed income investments	–	43,581	43,581	26.7%
Cash and money market investments	–	98	98	0.1%

Fair value of plan assets	$–	$163,123	$163,123	100.0%

The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 80% and fixed income securities should not exceed 35%. Within the equity and fixed income classifications, the investments are diversified.

The Company expects to contribute approximately $2,367 to its qualified defined benefit pension plans and approximately $2,367 to the SERP in fiscal 2013.

Expected benefit payments for the five years subsequent to 2012 and the sum of the five years following those are as follows:

	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$16,727	$18,619	$19,372	$20,385	$21,125	$118,956

7. INCOME TAXES

The geographic components of earnings before income taxes are as follows:

	2012	2011	2010
United States	$38,294	$105,470	$86,817
Foreign	55,884	63,440	56,409
	$94,178	$168,910	$143,226

The provisions for income taxes consist of the following:

	2012	2011	2010
Current expense:
Federal	$15,259	$22,860	$28,620
State	1,435	99	1,866
Foreign	3,135	15,134	13,759
Deferred expense (credit):
Federal	(5,121)	5,848	(4,896)
State	(405)	458	(351)
Foreign	(889)	1,224	(242)
	$13,414	$45,623	$38,756

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	2012	2011	2010
Income taxes at U.S. statutory rate	$32,963	$59,119	$50,129
State income taxes, net of federal income tax	164	1,008	557
Nontaxable earnings of foreign affiliates	(4,857)	(4,611)	(4,586)
Research and development credits	–	(600)	(600)
Foreign earnings taxed at rates different from the U.S. statutory rate	(13,101)	(13,415)	(9,226)
Adjustments for uncertain tax positions	(6,662)	3,506	2,142
Non deductible expenses	4,912	654	73
Other	(5)	(38)	267
	$13,414	$45,623	$38,756

Significant components of the Company’s deferred income tax assets and liabilities as of the end of fiscal years 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$16,506	$5,341
Deferred compensation accruals	9,881	3,146
Accrued pension expense	58,947	36,560
Stock-based compensation	7,551	11,182
Net operating loss and foreign tax credit carryforward	3,924	2,755
Other amounts not deductible until paid	10,127	7,285
Other	1,420	–
Total gross deferred income tax assets	108,356	66,269
Less valuation allowance	(3,165)	(2,463)
Net deferred income tax assets	105,191	63,806

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(9,911)	(6,045)
Intangible assets	(301,967)	–
Other	(4,935)	(5,611)
Total deferred income tax liabilities	(316,813)	(11,656)
Net deferred income tax assets (liabilities)	$(211,622)	$52,150

The valuation allowance for deferred income tax assets as of December 29, 2012 and December 31, 2011, was $3,165 and $2,463 respectively. The net change in the total valuation allowance for each of the years ended December 29, 2012, and December 31, 2011, was $702 and $1,066 respectively. The valuation allowance was related to foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in the foreign tax jurisdictions.

At December 29, 2012, the Company had foreign net operating loss carryforwards of $8,482, which have expiration periods ranging from eight years to an unlimited term during which they are available to offset future foreign taxable income. The Company also had foreign tax credit carryforwards in foreign jurisdictions of $942, which are available for an unlimited carryforward period to offset future foreign taxable income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2012	2011
Beginning balance	$13,825	$10,741
Increase related to current year business acquisition	2,638	–
Increases related to current year tax positions	1,478	5,293
Decreases related to prior years positions	(4,826)	(1,139)
Settlements	(2,727)	–
Decrease due to lapse of statute	(587)	(1,070)
Ending balance	$9,801	$13,825

The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $8,535 as of December 29, 2012 and $13,137 as of December 31, 2011. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $1,956 as of December 29, 2012 and $789 as of December 31, 2011.

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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the remaining undistributed earnings of foreign subsidiaries of $313,898 at December 29, 2012, as the Company expects such earnings will remain reinvested overseas indefinitely.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law and various tax provisions including the research credit that had expired as of December 31, 2011 were reinstated retroactively to January 1, 2012. In accordance with ASC 740-45-15, the effects of changes in tax rates and laws on deferred tax balances and tax rates are recognized in the period the legislation is enacted. As a result, the impact of the new legislation will be reflected in the Company’s consolidated financial position and results of operations in fiscal 2013.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

	2013	2014	2015	2016	Beyond
Minimum royalties	$2,067	$1,670	$1,500	$–	$–
Minimum advertising	6,695	7,724	8,807	2,890	5,237

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2,792, $3,270, and $3,028 for fiscal years 2012, 2011, and 2010, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $4,132, $3,273, and $2,998 for fiscal years 2012, 2011, and 2010, respectively.

9. BUSINESS SEGMENTS

The acquisition of PLG resulted in two new operating segments comprised of PLG wholesale and PLG retail. PLG’s wholesale operations are included in the branded footwear, apparel and licensing reportable segment as a fourth operating group. PLG retail along with the Company’s Wolverine retail operating group are aggregated into the Company’s consumer-direct reportable segment.

Further, the Company now identifies four operating groups within the branded footwear, apparel and licensing reportable segment, which is engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue from this segment is derived from the sale of branded footwear, apparel and accessories to third-party customers and royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors. The Outdoor, Heritage, Lifestyle, and Performance + Lifestyle Wholesale operating groups, which are aggregated into the branded footwear, apparel and licensing reportable segment, all source, market and distribute products in a similar manner.

Retail operations across the entire portfolio are collectively reported within the consumer-direct reportable segment, consisting of both brick-and-mortar retail locations and eCommerce websites. PLG retail along with the Company’s Wolverine retail segment are aggregated into the Company’s consumer-direct reportable segment. At December 29, 2012, the Company owned and operated 444 brick-and-mortar retail stores in the U.S., Canada and the United Kingdom and operated 63 consumer-direct websites.

The other business unit in the following tables consist of the Company’s, leather marketing and pigskin procurement operations. Substantially all of the assets of the pigskin procurement operations were sold to a third-party buyer on December 29, 2010.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear, apparel and licensing segment, consumer-direct segment and the other business unit are the same as disclosed in Note 1.

Business segment information is as follows:

	2012
	Branded Footwear, Apparel and Licensing	Consumer- direct	Other Businesses	Corporate	Consolidated
Revenue	$1,419,064	$183,926	$37,848	$–	$1,640,838
Intersegment revenue	87,393	–	4,042	–	91,435
Interest expense – net	–	–	–	19,229	19,229
Depreciation expense	5,452	6,121	30	9,570	21,173
Earnings (loss) before income taxes	223,219	10,443	2,866	(142,350)	94,178
Total assets	2,201,906	220,114	10,941	181,473	2,614,434
Additions to property, plant and equipment	4,957	4,102	36	5,847	14,942

	2011
	Branded Footwear, Apparel and Licensing	Consumer- direct	Other Businesses	Corporate	Consolidated
Revenue	$1,274,069	$101,959	$33,040	$–	$1,409,068
Intersegment revenue	53,500	–	2,178	–	55,678
Interest expense – net	–	–	–	1,025	1,025
Depreciation expense	6,260	3,397	10	5,203	14,870
Earnings (loss) before income taxes	203,959	6,076	3,422	(44,547)	168,910
Total assets	663,388	64,847	6,389	117,028	851,652
Additions to property, plant and equipment	7,517	7,132	150	4,598	19,397

	2010
	Branded Footwear, Apparel and Licensing	Consumer- direct	Other Businesses	Corporate	Consolidated
Revenue	$1,117,644	$87,100	$43,773	$–	$1,248,517
Intersegment revenue	44,721	–	2,789	–	47,510
Interest expense – net	–	–	–	387	387
Depreciation expense	6,067	3,270	103	5,069	14,509
Earnings (loss) before income taxes	174,563	6,637	3,923	(41,396)	143,226
Total assets	599,354	38,185	3,795	145,241	786,575
Additions to property, plant and equipment	8,282	4,329	–	3,759	16,370

Geographic information, based on shipping destination, related to revenue from external customers included in the consolidated statements of operations is as follows:

	2012	2011	2010
United States	$1,079,867	$841,988	$768,594
Foreign:
Europe	310,140	336,949	218,542
Canada	112,598	113,970	103,374
Other	138,234	116,161	158,007
Total from foreign territories	560,971	567,080	479,923
	$1,640,838	$1,409,068	$1,248,517

The location of the Company’s long-lived assets (primarily property, plant and equipment) is as follows:

	2012	2011
United States	$136,752	$71,418
Foreign countries	14,185	8,917
	$150,937	$80,335

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.

The Company sources approximately 95% (based on pairs) of its footwear products from third-party suppliers located primarily in the Asia Pacific region. The remainder is produced at Company-owned manufacturing facilities in the U.S. and the Dominican Republic. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

Subsequent to the end of fiscal 2012, the Company realigned its branded wholesale operating groups, reducing the number of operating groups within the branded wholesale footwear, apparel and licensing reportable segment from four to three.

10. RESTRUCTURING AND OTHER TRANSITION COSTS

On January 7, 2009, the Board of Directors of the Company approved a strategic restructuring plan designed to create significant operating efficiencies, improve the Company’s supply chain and create a stronger global platform. On October 7, 2009, the Company announced an expansion of its restructuring plan to include the consolidation of two domestic manufacturing facilities into one and to finalize realignment in certain of the Company’s product creation organizations. The strategic restructuring plan and all actions under the plan, except for certain cash payments, were completed as of June 19, 2010. Accordingly, the Company did not incur any restructuring or other transition costs for the years ended December 29, 2012 and December 31, 2011. For the year-ended January 1, 2011 the Company incurred restructuring and other transition costs of $4,234 ($3,087 on an after-tax basis), or $0.06 per diluted share.

Restructuring

The Company did not incur restructuring charges for the years ended December 29, 2012 and December 31, 2011. For the year-ended January 1, 2011 the Company incurred restructuring charges of $2,239 ($1,632 on an after-tax basis).

The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs:

	Severance and employee related	Facility exit costs and other	Total
Balance at January 2, 2010	$3,866	$2,060	$5,926
Charges incurred	571	1,668	2,239
Amounts paid or utilized	(4,150)	(2,701)	(6,851)

Balance at January 1, 2011	$287	$1,027	$1,314
Amounts paid or utilized	(287)	(697)	(984)

Balance at December 31, 2011	$–	$330	$330
Amounts paid or utilized	–	(255)	(255)

Balance at December 29, 2012	$–	$75	$75

Other Transition Costs

Incremental costs incurred related to the restructuring plan that do not qualify as restructuring costs under the provisions of FASB ASC Topic 420, Exit or Disposal Cost Obligations, have been included in the Company’s consolidated condensed statements of operations on the line items titled “Restructuring and other transition costs”. These primarily include costs related to closure of facilities, new employee training and transition to outsourced services. All costs included in this caption were solely related to the transition and implementation of the restructuring plan and do not include ongoing business operating costs. There were no other transition costs incurred during the years ended December 29, 2012 and December 31, 2011. Other transition costs for the year-ended January 1, 2011, were $1,995 ($1,454 on an after-tax basis).

11. BUSINESS ACQUISITIONS

On October 9, 2012, the Company acquired all of the outstanding equity interests of Collective Brands, Inc’s Performance + Lifestyle Group business (“PLG”) as well as certain other assets. Consideration paid to acquire PLG was approximately $1,249.5 million in cash. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Saucony®, Stride Rite®, and Keds®. The acquisition expands the Company’s existing portfolio of brands to 16. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012. The operating results for PLG are included in the PLG wholesale and PLG retail operating groups. The PLG wholesale group is aggregated into the branded, footwear, apparel and Licensing segment. The PLG retail group is aggregated into the consumer-direct segment.

The Company funded the transaction using a combination of cash on hand of approximately $88,800 and debt financing. The Company’s debt financing included net proceeds from the term loan debt associated with the Company’s New Credit Agreement as well as net proceeds from the Company’s senior notes.

The Company incurred non-recurring transaction and integration costs of $42,215 during fiscal 2012 of which $4,481, $32,537 and $5,197 were included within cost of goods sold, selling, general, and administrative expenses and interest expense, respectively, within the Company’s consolidated statements of operations and comprehensive income. The non-recurring charge to cost of goods sold of $4,481 relates to the fair value adjustment to acquisition-date inventory and severance costs. The non-recurring costs within selling, general, and administrative expenses include professional and legal fees ($14,925), taxes paid on behalf of the seller ($9,701), severance ($2,678), onetime software license fees ($2,413) and other onetime costs of $2,820, respectively. The $5,197 of non-recurring interest expense relates to a non-recurring financing commitment fee and refinancing fees associated with the Company’s acquisition of PLG.

The preliminary allocation of the purchase price through December 29, 2012 was:

Cash	$23,609
Accounts receivable	146,937
Inventories	203,443
Deferred income taxes	13,621
Other current assets	13,235
Property, plant and equipment	77,074
Goodwill	419,611
Intangible assets	820,555
Other	11,210

Total assets acquired	1,729,295

Accounts payable	97,400
Other accrued liabilities	39,976
Deferred income taxes	294,681
Accrued pension liabilities	37,742
Other liabilities	10,007

Total liabilities assumed	479,806

Net assets acquired	$1,249,489

The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made at December 29, 2012. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes, uncertain tax provisions and accrued pension liabilities and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the second quarter of fiscal 2013.

The excess of the purchase price over the fair value of net assets acquired, amounting to $419,611, was preliminarily recorded as goodwill in the condensed consolidated balance sheet and was assigned to the PLG wholesale and PLG retail operating segments, which were also determined to be reporting units. This resulted in the following addition to goodwill within the Company’s reportable segments:

Goodwill from the acquisition of PLG
Branded wholesale, footwear, apparel and licensing	$373,632
Consumer-direct	$45,979

Total	$419,611

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of PLG. Substantially all of the goodwill is not amortizable for income tax purposes.

Intangible assets acquired in the acquisition were preliminarily valued as follows:

	Intangible Asset	Useful life
Trade names and trademarks	$661,765	Indefinite
Customer lists	110,470	3-20 years
Licensing agreements	28,120	4-5 years
Developed product technology	14,547	3-5 years
Backlog	5,100	6 months
Net favorable leases	553	10 years

Total intangible assets acquired	$820,555

Management preliminarily assigned fair values to the identifiable intangible assets through a combination of the relief from royalty and the excess earnings methods.

At the time of the acquisition, a step-up in the value of inventory of $3,983 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the fourth quarter of fiscal 2012 as the inventory was sold. In addition, fixed assets were written up by approximately $18,800 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

The results of operations for PLG have been included in the consolidated statements of operations since the date of acquisition. The amount of fiscal 2012 revenue and net loss, which includes interest expense associated with the New Credit Agreement and senior notes, amortization of acquired intangibles and incremental operating costs, attributable to PLG included in the consolidated statements of operations consists of the following:

2012
Revenue	$219,400
Net loss	$(2,400)

The following supplemental pro forma financial information presents net sales and net earnings for the Company as if the PLG business acquisition had occurred at the beginning of fiscal 2011. This pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be attained in the future.

	2012	2011
Revenue	$2,548,200	$2,428,300
Net earnings attributable to Wolverine World Wide, Inc.	$128,600	$80,390

For 2011, the primary adjustments include: i) the addition of a non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory and severance of $4,481, ii) the addition of $32,061 of amortization and depreciation for acquired intangibles and property and equipment, iii) the addition of $32,537 of non-recurring acquisition related expenses and iv) the addition of $63,245 of interest expense. For 2012, the primary adjustments include: i) the elimination of the non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory and severance of $4,481, ii) the elimination of $32,537 of non-recurring acquisition related expenses, iii) the addition of $24,662 of amortization and depreciation for acquired intangibles and property and equipment, and iv) the addition of $34,990 of interest expense.

Subsequent to the end of fiscal 2012, the Company incurred approximately $5.2 million of severance costs related to the integration of PLG.

12. Quarterly Results of Operations (Unaudited)

The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16- or 17-week period for the fiscal fourth quarter. The fourth quarter of fiscal 2012 and fiscal 2011 consists of 16 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year.

The Company’s unaudited quarterly results of operations are as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$322,807	$312,720	$353,067	$652,244
Gross profit	132,193	118,070	138,555	239.342
Net earnings (loss) attributable to Wolverine World Wide, Inc.	31,180	20,496	32,727	(3,717)
Net earnings (loss) per share:
Basic	$0.65	$0.43	$0.68	$(0.08)
Diluted	0.64	0.42	0.66	(0.08)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$330,872	$310,139	$361,590	$406,466
Gross profit	137,797	122,117	146,683	150,153
Net earnings attributable to Wolverine World Wide, Inc.	35,863	23,963	40,435	23,026
Net earnings per share:
Basic	$0.74	$0.49	$0.84	$0.48
Diluted	0.72	0.48	0.82	0.47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of stockholders’ equity, operations and comprehensive income, and cash flows for each of the three fiscal years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include internal controls of the Performance + Lifestyle Group Business, which is included in the fiscal 2012 consolidated financial statements of Wolverine World Wide, Inc. and constituted 66% of total assets as of December 29, 2012 and 13% of revenue for the fiscal year then ended. Our audit of internal controls over financial reporting of Wolverine World Wide, Inc. also did not include an evaluation of internal controls over financial reporting of the Performance + Lifestyle Group Business.

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of stockholders’ equity, operations and comprehensive income, and cash flows for each of the three fiscal years in the period ended December 29, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 27, 2013

APPENDIX B

Schedule II - Valuation and Qualifying Accounts

Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period

Fiscal year-ended December 29, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4,780,000	$8,657,000		$10,839,000	(A)	$2,598,000
Allowance for sales returns	5,197,000	53,943,000		50,138,000	(B)	9,002,000
Allowance for cash discounts	2,711,000	11,813,000		11,295,000	(C)	3,229,000
Inventory valuation allowances	10,330,000	7,749,000		5,560,000	(D)	12,519,000

	$23,018,000	$82,162,000		$77,832,000		$27,348,000

Fiscal year-ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$5,754,000	$5,953,000		$6,927,000	(A)	$4,780,000
Allowance for sales returns	4,474,000	48,484,000		47,761,000	(B)	5,197,000
Allowance for cash discounts	1,185,000	10,084,000		8,558,000	(C)	2,711,000
Inventory valuation allowances	8,619,000	8,753,000		7,042,000	(D)	10,330,000

	$20,032,000	$73,274,000		$70,287,000		$23,018,000

Fiscal year-ended January 1, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$8,137,000	$3,846,000		$6,229,000	(A)	$5,754,000
Allowance for sales returns	4,649,000	38,093,000		38,268,000	(B)	4,474,000
Allowance for cash discounts	1,160,000	10,568,000		10,543,000	(C)	1,185,000
Inventory valuation allowances	6,350,000	8,276,000		6,007,000	(D)	8,619,000

	$20,296,000	$60,783,000		$61,047,000		$20,032,000

(A)	Accounts charged off, net of recoveries.
(B)	Actual customer returns.
(C)	Discounts given to customers.
(D)	Adjustment upon disposal of related inventories.

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of May 1, 2012, by and among WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Collective Brands, Inc. and Wolverine World Wide, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

4.1	Senior Notes Indenture, dated October 9, 2012, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.2	Form of 6.125% Senior Note due 2020. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

4.3	Registration Rights Agreement, dated October 9, 2012, among the Wolverine World Wide, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

10.1	1993 Stock Incentive Plan, as amended and restated.* Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.2	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.3	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.4	Amended and Restated Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.5	Amended and Restated Stock Incentive Plan of 2001.* Previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.6	Amended and Restated Stock Incentive Plan of 2003.* Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.7	Amended and Restated Stock Incentive Plan of 2005.* Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.8	Amended and Restated Directors’ Stock Option Plan.* Previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.9	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.10	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

Exhibit Number	Document

10.11	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

10.12	Amended and Restated Stock Option Loan Program.* Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Here incorporated by reference.

10.13	Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.13.

10.14	Executive Severance Agreement.* Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.14.

10.15	Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and with Messrs. Grimes, Guerre, Jeppesen, Krueger and Zwiers and Ms. Linton. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.16	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007. Here incorporated by reference.

10.17	Employees’ Pension Plan (Restated as amended through January 1, 2013).*

10.18	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.19	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.20	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.19 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.21	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2005. Here incorporated by reference.

10.22	Form of Incentive Stock Option Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.23	Form of Non-Qualified Stock Option Agreement for Blake W. Krueger and Timothy J. O’Donovan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.24	Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.23 applies.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.

10.26	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

10.27	Form of Stock Option Agreement for non-employee directors.* Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Here incorporated by reference.

Exhibit Number	Document

10.28	2009 Form of Non-Qualified Stock Option Agreement for Donald T. Grimes, Blake W. Krueger, Pamela L. Linton and James D. Zwiers.* Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.29	2009 Form of Non-Qualified Stock Option Agreement for executive officers other than those to whom Exhibit 10.28 applies.* Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.30	Form of Performance Share Award Agreement (2011 – 2013 performance period).* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Here incorporated by reference.

10.31	Form of Performance Share Award Agreement (2012 – 2014 performance period).* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Here incorporated by reference.

10.32	[Form of Performance Share Award Agreement (2013 – 2015 performance period).*

10.33	Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.34	First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.35	409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.

10.36	Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.37	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.

10.38	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.

10.39	Limited Guarantee, dated as of May 1, 2012, entered into by Wolverine World Wide, Inc. in favor of Collective Brands, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.40	Purchase Agreement, dated as of May 1, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference

10.41	Interim Agreement, dated as of May 1, 2012, by and among Wolverine World Wide, Inc., WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Golden Gate Capital Opportunity Fund, L.P. and Blum Strategic Partners IV, L.P. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.42	Separation Agreement, dated as of May 1, 2012, by and between Wolverine World Wide, Inc. and WBG-PSS Holdings LLC. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012. Here incorporated by reference.

10.43	Amendment No. 1 to Separation Agreement, dated as of October 9, 2012, by and between the Company and WBG–PSS Holdings LLC. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

Exhibit Number	Document

10.44	Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG–PSS Holdings LLC. Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012. Here incorporated by reference.

10.45	Credit Agreement, dated as of July 31, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012. Here incorporated by reference.

10.46	First Amendment to Credit Agreement, dated as of September 28, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012. Here incorporated by reference.

10.47	Second Amendment to the Credit Agreement, dated as of October 8, 2012, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012. Here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.