Form 10-Q
period 2013-03-23
WOLVERINE WORLD WIDE INC /DE/
filed 2013-05-02
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first twelve week accounting period ended March 23, 2013

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

There were 50,175,817 shares of Common Stock, $1 par value, outstanding as of April 25, 2013.

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

•

matters relating to the Company’s recent acquisition of the Performance + Lifestyle Group business of Collective Brands, Inc. (“PLG” or “the PLG acquisition”), including the Company’s ability to realize the benefits of the PLG acquisition or to do so on a timely basis, the Company’s ability to combine its business with PLG successfully or in a timely and cost-efficient manner, the degree of business disruption relating to the PLG acquisition, and the Company’s increased indebtedness following the PLG acquisition;

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

These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 29, 2012, and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission, including Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

(In millions, except share and per share data)	March 23, 2013	December 29, 2012	March 24, 2012

ASSETS
Current assets:
Cash and cash equivalents	$82.0	$171.4	$123.3
Accounts receivable, less allowances:
March 23, 2013 – $28.2
December 29, 2012 – $26.7
March 24, 2012 – $12.9	470.7	353.6	261.0
Inventories:
Finished products	455.4	431.8	233.1
Raw materials and work-in-process	31.9	34.4	29.0

	487.3	466.2	262.1

Deferred income taxes	27.3	28.0	10.8
Prepaid expenses and other current assets	46.6	55.7	33.3

Total current assets	1,113.9	1,074.9	690.5

Property, plant and equipment:
Gross cost	388.9	384.8	296.1
Accumulated depreciation	(242.1)	(235.1)	(218.3)

	146.8	149.7	77.8
Other assets:
Goodwill and indefinite-lived intangibles	1,135.9	1,139.7	56.8
Other amortizable intangibles, net	147.5	153.5	1.1
Deferred income taxes	0.2	0.9	40.6
Deferred financing costs, net	37.4	38.9	0.4
Other	55.4	56.8	39.4

	1,376.4	1,389.8	138.3

Total assets	$2,637.1	$2,614.4	$906.6

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets – continued

(Unaudited)

(In millions, except share and per share data)	March 23, 2013	December 29, 2012	March 24, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$136.6	$160.9	$54.6
Accrued salaries and wages	46.7	36.4	11.6
Other accrued liabilities	93.0	91.3	62.9
Current maturities of long-term debt	33.9	30.7	—
Borrowings under revolving credit agreement	41.0	—	70.0

Total current liabilities	351.2	319.3	199.1

Long-term debt, less current maturities	1,183.4	1,219.3	—
Accrued pension liabilities	166.3	165.5	83.3
Deferred income taxes	239.6	240.5	—
Other liabilities	23.1	26.1	17.1

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common Stock - par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
March 23, 2013 – 67,295,784 shares
December 29, 2012 – 66,515,620 shares
March 24, 2012 – 65,667,720 shares	67.3	66.5	65.7
Additional paid-in capital	182.4	173.9	148.8
Retained earnings	971.0	946.8	915.2
Accumulated other comprehensive loss	(91.4)	(87.5)	(71.2)
Cost of shares in treasury:
March 23, 2013 – 17,177,072 shares
December 29, 2012 – 17,182,019 shares
March 24, 2012 – 17,043,996 shares	(457.1)	(457.3)	(451.4)

Total Wolverine World Wide, Inc. stockholders’ equity	672.2	642.4	607.1
Non-controlling interest	1.3	1.3	—

Total stockholders’ equity	673.5	643.7	607.1

Total liabilities and stockholders’ equity	$2,637.1	$2,614.4	$906.6

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	12 Weeks Ended
(In millions, except per share data)	March 23, 2013	March 24, 2012

Revenue	$645.9	$322.8
Cost of goods sold	383.8	190.6

Gross profit	262.1	132.2

Selling, general and administrative expenses	196.0	95.2
Acquisition-related transaction and integration costs	15.2	—

Operating profit	50.9	37.0

Other expenses:
Interest expense – net	12.9	0.4
Other expense – net	0.3	1.0

	13.2	1.4

Earnings before income taxes	37.7	35.6

Income taxes	7.9	4.4

Net earnings	29.8	31.2

Net earnings (loss) attributable to non-controlling interests	—	—

Net earnings attributable to Wolverine World Wide, Inc.	$29.8	$31.2

Net earnings per share (see Note 3):
Basic	$0.61	$0.65
Diluted	$0.60	$0.64

Comprehensive income	$25.9	$31.0
Comprehensive income (loss) attributable to non-controlling interest	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$25.9	$31.0

Cash dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

(Unaudited)

	12 Weeks Ended
(In millions)	March 23, 2013	March 24, 2012

OPERATING ACTIVITIES
Net earnings	$29.8	$31.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14.2	3.8
Deferred income taxes	(2.4)	1.7
Stock-based compensation expense	7.2	3.7
Excess tax benefits from stock-based compensation	(0.4)	(3.1)
Pension contribution	—	(26.7)
Pension expense	8.6	6.5
Other	1.2	(3.7)
Changes in operating assets and liabilities:
Accounts receivable	(120.3)	(39.8)
Inventories	(23.3)	(26.0)
Other operating assets	8.1	(6.7)
Accounts payable	(23.9)	(2.7)
Income taxes payable	(0.1)	3.4
Other operating liabilities	12.0	(6.0)

Net cash used in operating activities	(89.3)	(64.4)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.3)	(2.7)
Proceeds from sale of property, plant and equipment	2.8	—
Investment in joint venture	(0.6)	—
Other	—	(0.6)

Net cash used in investing activities	(3.1)	(3.3)

FINANCING ACTIVITIES
Net borrowings under revolver	41.0	59.0
Payments of long-term debt	(32.7)	(0.5)
Cash dividends paid	(5.9)	(6.0)
Purchase of common stock for treasury	—	(2.4)
Surrender of common stock for treasury	—	(5.4)
Proceeds from shares issued under stock incentive plans	1.6	3.9
Excess tax benefits from stock-based compensation	0.4	3.1

Net cash provided by financing activities	4.4	51.7
Effect of foreign exchange rate changes	(1.4)	(0.7)

Decrease in cash and cash equivalents	(89.4)	(16.7)

Cash and cash equivalents at beginning of the period	171.4	140.0

Cash and cash equivalents at end of the period	$82.0	$123.3

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 23, 2013 and March 24, 2012

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes; boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia® Footwear, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third-parties extend the global reach of the Company’s brand portfolio.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Correction of Immaterial Error

The Company made a correction to an immaterial error, related to certain accounts receivable allowances disclosed in the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “2012 Form 10-K”). In the consolidated balance sheets in the 2012 Form 10-K, the amount parenthetically disclosed for allowances at December 29, 2012 in the “Accounts receivable, less allowances” line item should have been $26.7 million. The Company has corrected this parenthetical disclosure of accounts receivable allowances prospectively in the consolidated condensed balance sheet for the current quarter. This correction had no impact on the fiscal 2012 net earnings, cash flows or the amount of “Accounts receivable, less allowances.”

Revenue Recognition

Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated from licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors.

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

Cost of Goods Sold

Cost of goods sold includes the actual product costs, including inbound and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses with the exception of certain consumer-direct warehousing costs which are included in cost of goods sold.

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

2. NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the accompanying notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the accompanying notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the ASU in the first quarter of fiscal 2013, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The Company adopted the ASU in the fourth quarter of fiscal 2012, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

3. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
(In millions, except share and per share data)	March 23, 2013	March 24, 2012
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$29.8	$31.2
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(0.6)

Net earnings used in calculating basic earnings per share	29.3	30.6
Adjustment for earnings reallocated from non-vested restricted common stock	—	—

Net earnings used in calculating diluted earnings per share	$29.3	$30.6

Denominator:
Weighted average shares outstanding	49,730,676	48,434,063
Adjustment for non-vested restricted common stock	(1,460,456)	(1,400,866)

Shares used in calculating basic earnings per share	48,270,220	47,033,197
Effect of dilutive stock options	813,360	1,124,300

Shares used in calculating diluted earnings per share	49,083,580	48,157,497

Net earnings per share:
Basic	$0.61	$0.65
Diluted	$0.60	$0.64

Options outstanding that were anti-dilutive were 605,884 and 533,792 for the first quarter of fiscal 2013 and 2012, respectively. The options were excluded from the denominator for purposes of computing diluted earnings per share.

4. GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES

The changes in the carrying amount of goodwill and other non-amortizable intangibles are as follows:

(In millions)	Goodwill	Other Non-Amortizable Intangibles	Total
Balance at March 24, 2012	$39.4	$17.4	$56.8
Acquisition of PLG	419.6	661.8	1,081.4
Foreign currency translation effects	0.9	0.6	1.5

Balance at December 29, 2012	459.9	679.8	1,139.7
Acquisition adjustments	(0.7)	—	(0.7)
Foreign currency translation effects	(3.1)	—	(3.1)

Balance at March 23, 2013	$456.1	$679.8	$1,135.9

5. INDEBTEDNESS

Total borrowings consist of the following obligations:

(In millions)	March 23, 2013	December 29, 2012	March 24, 2012
Term Loan A, due October 9, 2017	$543.1	$550.0	$—
Term Loan B, due October 9, 2019	299.2	325.0	—
Senior notes, 6.125% interest, due October 15, 2020	375.0	375.0	—
Borrowings under Revolving Credit Facility (1)	41.0	—	70.0

Total interest-bearing debt	1,258.3	1,250.0	70.0
Less: current maturities of long-term debt	33.9	30.7	—
Less: borrowings under Revolving Credit Facility (1)	41.0	—	70.0

Total long-term debt	$1,183.4	$1,219.3	$—

(1)	Borrowings shown for March 24, 2012 were under the Company’s previous revolving credit facility.

In 2009, the Company entered into a $1.6 million note payable in connection with the Cushe® acquisition. The note was payable over three years at a fixed interest rate of 4.5%. The Company paid the remaining balance on this note during the first quarter of fiscal 2012.

On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provided the Company with a $1,100.0 million secured credit facility consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million (the “Term Loan A Facility”), a Term Loan B Facility in an aggregate amount up to $350.0 million (the “Term Loan B Facility”) and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Credit Facility”). The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300.0 million. At March 23, 2012, the Company had borrowings of $41.0 million under the Revolving Credit Facility and outstanding letters of credit of $1.9 million. As of December 29, 2012, the only usage against the Revolving Credit Facility was related to outstanding letters of credit totaling approximately $1.9 million.

As required by the New Credit Agreement, the Company also entered into an interest rate swap with a notional amount of $462.2 million that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of its variable rate debt.

The Term Loan A Facility and the Revolving Credit Facility each have a term of five years and the Term Loan B Facility has a term of seven years. The initial interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the alternate base rate as defined in the New Credit Agreement plus an applicable margin of 1.25%, or (2) the Eurocurrency Rate as defined in the New Credit Agreement plus an applicable margin of 2.00%. The interest rate applicable to amounts outstanding under the Term Loan B Facility will be, at the Company’s option, either (1) the alternate base rate plus an applicable margin of 2.00%, or (2) the Eurocurrency Rate plus an applicable margin of 3.00%.

The Revolving Credit Facility includes a $100.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies determined in accordance with the New Credit Agreement. The Revolving Credit Facility also includes a $35.0 million swingline subfacility and a $50.0 million letter of credit subfacility.

The obligations of the Company pursuant to the New Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.

The New Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the New Credit Agreement) to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the New Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (in each case, as defined in the New Credit Agreement). As of March 23, 2013 the Company was in compliance with all such restrictions and financial covenants.

On October 9, 2012, the Company also issued a total of $375.0 million in senior notes in a private placement offering (the “Notes”). The Notes bear interest at 6.125% and are due in 2020. Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

The Company amortized approximately $1.5 million and $0.1 million of deferred financing costs to interest expense for the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively.

The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under prior indebtedness, and terminate its existing revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Cash flow from operations, along with borrowings under the Revolving Credit Facility are expected to be sufficient to meet working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The changes in accumulated other comprehensive income (loss) are as follows:

Changes in Accumulated Other Comprehensive Income (loss) by Component (1)

(In millions)
	Foreign currency translation adjustments	Foreign exchange contracts	Interest rate swap	Pension adjustments	Total
Balance of accumulated other comprehensive income (loss) as of December 31, 2011	$0.3	$3.3	$—	$(74.6)	$(71.0)
Other comprehensive income (loss) before reclassifications	1.9	(1.7)	—	—	0.2
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	—	—	(0.4)

Net current-period other comprehensive income (loss)	1.9	(2.1)	—	—	(0.2)

Balance of accumulated other comprehensive income (loss) as of March 24, 2012	2.2	1.2	—	(74.6)	(71.2)
Other comprehensive income (loss) before reclassifications	3.7	(0.5)	(1.0)	(29.7)	(27.5)
Amounts reclassified from accumulated other comprehensive income loss	—	(2.4)	—	13.6	11.2

Net current-period other comprehensive income (loss)	3.7	(2.9)	(1.0)	(16.1)	(16.3)

Balance of accumulated other comprehensive income (loss) as of December 29, 2012	5.9	(1.7)	(1.0)	(90.7)	(87.5)
Other comprehensive income (loss) before reclassifications	(9.6)	0.7	0.3	—	(8.6)
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	4.6	4.7

Net current-period other comprehensive income (loss)	(9.6)	0.8	0.3	4.6	(3.9)

Balance of accumulated comprehensive loss as of March 23, 2013	$(3.7)	$(0.9)	$(0.7)	$(86.1)	$(91.4)

(1)	All amounts are net of tax and noncontrolling interest.

The reclassification adjustments out of accumulated other comprehensive income (loss) are as follows:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	12 Weeks Ended
	March 23, 2013	March 24, 2012
Foreign exchange contracts:
Reclassification adjustments into cost of goods sold, loss (income)	$0.2	$(0.6)	Cost of goods sold

	$0.2	$(0.6)	Total before tax
	$(0.1)	$0.2	Tax expense (benefit)

	$0.1	$(0.4)	Net of tax

Amortization of defined benefit pension items:
Prior actuarial loss	$7.0	$—	(2)

	$7.0	$—	Total before tax
	$(2.4)	$—	Tax benefit

	$4.6	$—	Net of tax

Total reclassifications for the period ending	$4.7	$(0.4)	Net of tax

(1)	Amounts in parentheses indicate increases to net earnings
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 9 for additional details).

7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap agreement, borrowings under the Company’s Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates their fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. As of March 23, 2013 the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,217.3 million and $1,271.6 million, respectively. As of December 29, 2012, the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,250.0 million and $1,308.9 million, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. The Company does not hold or issue financial instruments for trading purposes.

The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 23, 2013 and March 24, 2012, foreign exchange contracts with a notional value of $104.4 million and $102.1 million respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 392 days and 336 days, respectively. These contracts have been designated as cash flow hedges.

At March 23, 2013 and March 24, 2012, an asset of $0.9 million and a liability of $1.1 million, respectively, have been recognized for the fair value of the Company’s foreign exchange contracts. As of March 23, 2013, a liability of $1.1 million has been recognized for the fair value of the Company’s interest rate swap agreement. In accordance with ASC 820, this asset and liability fall within Level 2 of the fair value hierarchy. The prices for the financial instruments are determined using prices for recently-traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 23, 2013 and March 24, 2012.

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the first quarter of fiscal 2013 and the first quarter of fiscal 2012. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

The Company has one interest rate swap agreement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The Company’s interest rate swap, which reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt, has a notional amount of $462.2 million. This derivative instrument was designated as a cash flow hedge of the debt and will expire on October 6, 2017. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

As of March 23, 2013, the Company recognized a net loss of $0.7 million in accumulated other comprehensive income (loss) related to the effective portion of its interest rate swap agreement.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $7.2 million and $3.7 million, and related income tax benefits of $2.4 million and $1.2 million for grants under its stock-based compensation plans in the statements of operations for the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

Stock-based compensation expense recognized in the consolidated condensed statements of operations for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.40 and $10.78 for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Expected market price volatility (1)	33.4%	37.9%
Risk-free interest rate (2)	0.6%	0.6%
Dividend yield (3)	1.2%	1.3%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 801,085 and 673,594 shares of common stock in connection with the exercise of stock options and new restricted stock grants made during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The Company cancelled 5,844 and 10,692 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.

9. PENSION EXPENSE

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended
(In millions)	March 23, 2013	March 24, 2012
Service cost pertaining to benefits earned during the period	$2.1	$1.8
Interest cost on projected benefit obligations	4.3	3.3
Expected return on pension assets	(4.8)	(3.4)
Net amortization loss	7.0	4.8

Net pension expense	$8.6	$6.5

10. INCOME TAXES

The Company’s effective tax rate in the first quarter of fiscal year 2013 was 20.9%, compared to 12.4% in the first quarter of fiscal 2012. The lower effective tax rate in the first quarter of fiscal year 2012 reflects the benefits of a favorable court ruling related to long-term global tax planning strategies that lowered tax expense in the quarter.

The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

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

11. LITIGATION AND CONTINGENCIES

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2013	2014	2015	2016	2017	Thereafter
Minimum royalties	$1.8	$1.7	$1.5	$—	$—	$—
Minimum advertising	5.9	7.9	9.0	3.1	2.7	5.7

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.5 million, respectively, for the 12 weeks ended March 23, 2013 and March 24, 2012, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $1.1 million and $1.0 million for the 12 weeks ended March 23, 2013 and March 24, 2012, respectively.

12. BUSINESS SEGMENTS

During the first quarter of fiscal 2013, the Company reorganized its portfolio of 16 brands, including brands acquired as part of the PLG business in the fourth quarter of fiscal 2012, into the following three operating segments, which the Company has determined are reportable operating segments.

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear, Hush Puppies® footwear and apparel, Keds® footwear, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.

The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Reported revenue of the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors; and revenue from the Company’s mono-branded consumer-direct business. The operating segment managers of the Lifestyle, Performance and Heritage Group operating segments all report directly to the Chief Operating Decision Maker. Prior year results have been restated to reflect these new reportable operating segments.

The Other category consists of the Company’s multi-branded consumer-direct business, the Company’s leather marketing operations, Wolverine Leathers, and the Company’s sourcing operations which include third-party commission revenues. The Corporate category consists primarily of unallocated corporate expenses including acquisition-related transaction and integration expenses. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. The Company allocated goodwill in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other in connection with the reorganization of the Company’s brand portfolio in the first quarter of fiscal 2013.

The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated condensed financial statements.

The performance of the reportable operating segments is evaluated by the Company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended
(In millions)	March 23, 2013	March 24, 2012
Revenue:
Lifestyle Group	$270.2	$32.4
Performance Group	240.5	152.5
Heritage Group	118.6	119.2
Other	16.6	18.7

Total	$645.9	$322.8

Operating profit:
Lifestyle Group	$46.1	$6.6
Performance Group	50.9	37.9
Heritage Group	15.3	16.5
Other	(1.0)	(1.2)
Corporate	(60.4)	(22.8)

Total	$50.9	$37.0

Total assets:
Lifestyle Group	$1,465.1	$71.3
Performance Group	571.7	267.3
Heritage Group	266.9	238.2
Other	66.0	55.7
Corporate	267.4	274.1

Total	$2,637.1	$906.6

Goodwill:
Lifestyle Group	$345.7	$6.6
Performance Group	87.0	10.4
Heritage Group	23.4	22.4

Total	$456.1	$39.4

13. BUSINESS ACQUISITIONS

On October 9, 2012, the Company acquired all of the outstanding equity interests of PLG as well as certain other assets. Consideration paid to acquire PLG was approximately $1,249.5 million in cash. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Saucony®, Stride Rite®, and Keds®. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012.

The Company funded the transaction using a combination of cash on hand of approximately $88.8 million and debt financing. The Company’s debt financing included net proceeds from the term loan debt associated with the Company’s New Credit Agreement as well as net proceeds from the Company’s Notes.

During the first quarter of fiscal 2013, the Company reorganized its brand portfolio into three reportable operating segments. PLG’s operating results are included in the Performance Group and the Lifestyle Group operating segments. As a result of the reorganization, the Company allocated goodwill at the reporting unit level in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other.

During the first quarter of fiscal 2013, the Company incurred $15.2 million of acquisition-related transaction and integration costs associated with the integration of PLG. These costs include compensation expenses ($10.1 million), amortization related to short-lived intangible assets ($2.4 million), other purchased services ($1.8 million) and professional and legal fees ($0.9 million). The Company did not incur any acquisition-related costs during the first quarter of fiscal 2012.

During the measurement period, the Company made certain post-closing adjustments related to the valuation of certain assets, a receivable due from the seller and other accruals which adjustments resulted in net reduction to goodwill of $0.7 million. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition:

(In millions)	Initial valuation at December 29, 2012	Measurement period adjustments	Adjusted preliminary valuation at March 23, 2013
Cash	$23.6	$—	$23.6
Accounts receivable	146.9	4.3	151.2
Inventories	203.5	—	203.5
Deferred income taxes	13.6	—	13.6
Other current assets	13.2	—	13.2
Property, plant and equipment	77.1	—	77.1
Goodwill	419.6	(0.7)	418.9
Intangible assets	820.6	—	820.6
Other	11.2	(2.1)	9.1

Total assets acquired	1,729.3	1.5	1,730.8

Accounts payable	97.4	—	97.4
Other accrued liabilities	40.0	1.5	41.5
Deferred income taxes	294.7	—	294.7
Accrued pension liabilities	37.7	—	37.7
Other liabilities	10.0	—	10.0

Total liabilities assumed	479.8	1.5	481.3

Net assets acquired	$1,249.5	$—	$1,249.5

The allocations of the purchase price above are still considered preliminary and are based upon valuation information available and estimates and assumptions made at December 29, 2012 and March 23, 2013. The Company is still verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes, uncertain tax provisions and accrued pension liabilities and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of fiscal 2013.

The excess of the purchase price over the fair value of net assets acquired, which totals $418.9 million, was preliminarily recorded as goodwill in the consolidated condensed balance sheets and has been assigned to the Performance Group and Lifestyle Group reportable operating segments as follows:

(In millions)	Goodwill from the acquisition of PLG

Performance Group	$76.5
Lifestyle Group	342.4

Total	$418.9

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of PLG. Substantially all of the goodwill is not amortizable for income tax purposes.

Intangible assets acquired in the acquisition were preliminarily valued as follows:

(In millions)	Intangible asset	Useful life
Trade names and trademarks	$661.8	Indefinite
Customer lists	110.5	3-20 years
Licensing agreements	28.1	4-5 years
Developed product technology	14.5	3-5 years
Backlog	5.1	6 months
Net favorable leases	0.6	10 years

Total intangible assets acquired	$820.6

The Company preliminarily assigned fair values to the identifiable intangible assets through a combination of the relief from royalty and the excess earnings methods.

At the time of the acquisition, a step-up in the value of inventory of $4.0 million was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the fourth quarter of fiscal 2012 as the inventory was deemed sold. In addition, fixed assets were written up by approximately $18.8 million to their estimated fair market value based on a valuation method that included both cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

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

The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at March 23, 2013. This diverse brand portfolio and broad geographic reach position the Company for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Middle East, Africa and Europe), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 23, 2013, the Company operated 444 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and operated 63 consumer-direct websites.

2013 FINANCIAL OVERVIEW

•	Revenue for the first quarter of fiscal 2013 was $645.9 million, an increase of 100.1% compared to the first quarter of fiscal 2012.

•	Gross margin for the first quarter of fiscal 2013 was 40.6%, a decrease of 40 basis points from the first quarter of fiscal 2012.

•

Operating expenses as a percentage of revenue increased to 32.7% for the first quarter of fiscal 2013 compared to 29.5% for the first quarter of fiscal 2012. The year-over-year increase was impacted by acquisition-related transaction and integration costs, incremental amortization expense, incremental pension expense, incremental incentive compensation expense and incremental brand building investments.

•

The effective tax rate in the first quarter of fiscal 2013 was 20.9% compared to 12.4 % in the first quarter of fiscal 2012. The lower effective tax rate in the prior year first quarter reflects the benefits of a favorable court ruling in a foreign jurisdiction supporting the Company’s long-term global tax planning strategies.

•	Reported diluted earnings per share for the first quarter of fiscal 2013 were $0.60 compared to $0.64 per share for the first quarter of fiscal 2012.

•	The Company declared cash dividends of $0.12 per share in both the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

	12 Weeks Ended
In millions, except share data	March 23, 2013	March 24, 2012	Percent Change
Revenue	$645.9	$322.8	100.1%

Gross profit	262.1	132.2	98.3

Selling, general and administrative expenses	196.0	95.2	105.9

Acquisition-related transaction and integration costs	15.2	—	—

Operating profit	50.9	37.0	37.6

Interest expense – net	12.9	0.4	3,125.0

Other expense – net	0.3	1.0	(70.0)

Earnings before income taxes	37.7	35.6	5.9

Income tax expense	7.9	4.4	79.5

Net earnings attributable to Wolverine World Wide, Inc.	29.8	31.2	(4.5)

Diluted earnings per share	$0.60	$0.64	(6.3)%

The following table presents, for the periods indicated, the components of the Company’s consolidated condensed statements of operations and comprehensive income as a percentage of net revenue.

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Revenue	100.0%	100.0%

Gross profit	40.6	41.0

Selling, general and administrative expenses	30.3	29.5

Acquisition-related transaction and integration costs	2.4	—

Operating profit	7.9	11.5

Interest expense – net	2.0	0.1

Other expense – net	—	0.3

Earnings before income taxes	5.8	11.0

Income tax expense	1.2	1.4

Net earnings attributable to Wolverine World Wide, Inc.	4.6%	9.7%

REVENUE

Revenue for the first quarter of fiscal 2013 increased $323.1 million from the first quarter of fiscal 2012 to $645.9 million. The acquisition of the PLG business, effective in the fourth quarter of 2012, drove the increase during the period. Foreign currency translation had a negligible impact on revenue growth during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

International revenue decreased to 26.5% of total revenue in the first quarter of fiscal 2013 compared to 38.9% in the first quarter of fiscal 2012. The decrease in international revenue as a percent of total revenue was driven by the acquisition of PLG, whose revenues are generated primarily within the U.S.

GROSS MARGIN

For the first quarter of fiscal 2013, the Company’s consolidated gross margin was 40.6% compared to 41.0% in the first quarter of fiscal 2012. The decrease is due to the effect of foreign exchange rate changes of 40 basis points, product cost increases of 180 basis points and inventory reserve adjustments of 90 basis points. These decreases were partially offset by higher selling prices of 150 basis points and favorable channel mix of 120 basis points.

OPERATING EXPENSES

Operating expenses increased $116.0 million, from $95.2 million in the first quarter of fiscal 2012 to $211.2 million in the first quarter of fiscal 2013. Approximately $15.2 million of the increase relates to acquisition-related transaction and integration costs associated with the integration of PLG. These costs include compensation expenses ($10.1 million), amortization related to short-lived intangible assets ($2.4 million), other purchased services ($1.8 million) and professional and legal fees ($0.9 million). Incremental amortization expense ($4.6 million), incremental pension expense ($2.1 million), incremental incentive compensation expense ($1.8 million) and incremental brand building investments ($1.4 million) also contributed to the increase in operating expenses. The remainder of the operating expense increase is due to the inclusion of the operating expenses of the newly acquired PLG business within the Company’s results.

INTEREST, OTHER AND TAXES

Net interest expense was $12.9 million in the first quarter of fiscal 2013 compared to $0.4 million in the first quarter of the prior year. Approximately $1.4 million of the increase is due to the amortization of deferred financing costs included within interest expense. The remainder of the increase is due to an increase in the Company’s long-term debt levels in connection with the acquisition of the PLG business.

The Company’s effective tax rate in the first quarter of fiscal 2013 was 20.9%, compared to 12.4% in the first quarter of fiscal 2012. The lower effective tax rate in the prior year reflected the benefits related to a favorable court decision in a foreign tax jurisdiction in the first quarter of fiscal 2012 supporting the Company’s long-term global tax planning strategies. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

REPORTABLE OPERATING SEGMENTS

The Company has three reportable operating segments. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear, Hush Puppies® footwear and apparel, Keds® footwear, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.

The Company’s Other category consists of the Company’s multi-branded consumer-direct business, the Company’s leather marketing operations, Wolverine Leathers, and the Company’s sourcing operations which include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses.

The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended
	March 23, 2013	March 24, 2012	Change	Percent Change
(In millions)
Revenue:
Lifestyle Group	$270.2	$32.4	$237.8	734.0%
Performance Group	240.5	152.5	88.0	57.7
Heritage Group	118.6	119.2	(0.6)	(0.5)
Other	16.6	18.7	(2.1)	(11.2)

Total	$645.9	$322.8	$323.1	100.1%

	12 Weeks Ended
	March 23, 2013	March 24, 2012	Change	Percent Change
(In millions)
Operating Profit:
Lifestyle Group	$46.1	$6.6	$39.5	598.5%
Performance Group	50.9	37.9	13.0	34.3
Heritage Group	15.3	16.5	(1.2)	(7.3)
Other	(1.0)	(1.2)	0.2	(16.7)
Corporate	(60.4)	(22.8)	(37.6)	(164.9)

Total	$50.9	$37.0	$13.9	37.6%

Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.

Lifestyle Group

The Lifestyle Group’s revenue increased $237.8 million, or 734.0%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Hush Puppies® revenue increased at a low single digit rate, as growth in the U.S. and Canada was partially offset by a revenue decline in the European market. The newly acquired Sperry Top-Sider®, Stride Rite® and Keds® brands contributed the remainder of the increase.

The Lifestyle Group’s operating profit increased $39.5 million, or 598.5%, compared to the prior year. The increase was due to the inclusion of the newly acquired Sperry Top-Sider®, Stride Rite® and Keds® brands.

Performance Group

The Performance Group’s revenue increased $88.0 million, or 57.7%, in the first quarter of fiscal 2013 compared to the prior year. Merrell® revenue increased at a high single digit rate compared to the first quarter of fiscal 2012 driven by volume increases and the introduction of the MConnect collection. The remainder of the increase was due to the inclusion of the newly acquired Saucony® brand.

The Performance Group’s operating profit increased $13.0 million, or 34.3%, compared to the prior year due to the inclusion of the newly acquired Saucony® brand.

Heritage Group

The Heritage Group’s revenue decreased $0.6 million, or 0.5%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Wolverine® revenue increased at a mid single digit rate compared to the first quarter of fiscal 2012, driven by the success of the 1000 Mile and Heritage collections. Cat® footwear’s revenue decreased at a rate in the high single digits compared to the first quarter of fiscal 2012, due primarily to declines in the European market. Harley-Davidson® footwear’s revenue increased at a rate in the low twenties compared to the first quarter of fiscal 2012 due to successful new product offerings.

The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses. The Corporate operating loss was $60.4 million in the first quarter of fiscal 2013 compared to a $22.8 million operating loss in the first quarter of fiscal 2012. The $37.6 million increase in operating loss includes $13.4 million of corporate costs for the acquired PLG business and $15.2 million for PLG acquisition-related transaction and integration costs. The Company also incurred increased inventory reserve adjustments ($2.2 million), pension costs ($2.1 million) and incentive compensation costs ($1.8 million).

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 23, 2013	December 29, 2012	March 24, 2012

Cash and cash equivalents	$82.0	$171.4	$123.3
Interest-bearing debt	1,258.3	1,250.0	70.0
Available revolving credit facility (1)	157.1	198.1	80.0

Cash used in operating activities	(89.3)		(64.4)
Cash used in investing activities	(3.1)		(3.3)
Cash provided by financing activities	4.4		(51.7)
Additions to property, plant and equipment	5.3		2.7
Depreciation and amortization	14.2		3.8

(1)	For fiscal 2013 and 2012, amounts shown are net of outstanding letters of credit, which are applied against the Company’s Revolving Credit Facility. The amount shown for fiscal 2012 is under the Company’s previous revolving credit facility and is shown net of borrowings.

Liquidity

Cash and cash equivalents of $82.0 million as of the first quarter of fiscal 2013 were $41.3 million lower compared to the first quarter of fiscal 2012. In addition, the Company had an additional $157.1 million available under its Revolving Credit Facility as of March 23, 2013.

Operating Activities

Cash used in operating activities was $89.3 million for the first quarter of fiscal 2013, as compared to $64.4 million for the first quarter of fiscal 2012.

12 Weeks Ended March 23, 2013

Net cash used in operating activities in the first quarter of fiscal 2013 was driven by investments in working capital including increases in accounts receivable and inventories of $120.3 million and $23.3 million, respectively.

12 Weeks Ended March 24, 2012

Net cash used in operating activities in the first quarter of fiscal 2012 was driven by investments in working capital including increases in accounts receivable and inventories of $39.8 million and $26.0 million, respectively. The Company also contributed $26.7 million of cash to its pension plans.

Investing Activities

Cash outflows during the first quarter of fiscal 2013 were due to the Company’s investments in capital assets. The Company purchased $5.3 million of capital assets in the first quarter of fiscal 2013 compared to $2.7 million in the first quarter of fiscal 2012. The increase in capital additions was due to the inclusion of the PLG business within the Company’s operating results. The majority of the capital expenditures were for information system enhancements, manufacturing equipment and building improvements. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.

Included in investing activities in the first quarter of fiscal 2013 was a net cash inflow of $2.8 million for proceeds received from the sale of a distribution facility acquired as part of the PLG acquisition.

Financing Activities

On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provides the Company with a $1,100 million secured credit facility consisting of a term loan A facility in an aggregate amount of up to $550.0 million, a Term

Loan B facility in an aggregate amount up to $350.0 million and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Credit Facility”). The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300 million. The provisions of the New Credit Agreement require the Company to adhere to certain covenants and maintain certain performance ratios. As of March 23, 2013, the Company was in compliance with all such covenants and performance ratios and expects to continue to be in compliance in future periods.

On October 9, 2012, the Company also issued $375.0 million of senior notes, which bear interest at a 6.125 % fixed rate and are due in 2020 (the “Notes”). Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

The Company used the net proceeds from the Notes, together with the borrowings under the term loan facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under prior indebtedness, terminate its existing Revolving Credit Facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Interest-bearing debt at the end of the first quarter of fiscal 2013 was $1,258.3 million compared to $70.0 million at the end of the first quarter of fiscal 2012. The increase in debt is a result of net proceeds from the Company’s term loans and senior Notes used to finance the acquisition of PLG in the fourth quarter of fiscal 2012. Net payments on long-term interest-bearing debt were $32.7 million and $0.5 million in the first quarters of fiscal 2013 and fiscal 2012, respectively. The first quarter fiscal 2013 payments included a $25.0 million voluntary payment on the Term Loan B debt. The Company also borrowed $41.0 million under the Revolving Credit Facility during the first quarter of fiscal 2013. The Company had outstanding standby letters of credit under the Revolving Credit Facility totaling approximately $1.9 million at the end of the first quarter of fiscal 2013.

At the end of the first quarter of fiscal 2013, the Company had cash and cash equivalents of $82.0 million, most of which was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.

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

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company did not repurchase any shares in the first quarter of fiscal 2013. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal 2012.

The Company declared dividends of $0.12 per share, or $5.9 million and $5.8 million, for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The 2013 dividend is payable on May 1, 2013 to shareholders of record on April 1, 2013.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Management believes there have been no material changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 29, 2012 is incorporated herein by reference.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 23, 2013 and March 24, 2012, the Company had outstanding forward currency exchange contracts to purchase $104.4 million and $102.1 million, respectively, of U.S. dollars, with maturities ranging up to 392 days and 336 days, respectively.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At March 23, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $9.6 million from December 29, 2012. At March 24, 2012, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $1.9 million from their value at December 31, 2011. These changes resulted in cumulative foreign currency translation adjustments at March 23, 2013 and March 24, 2012 of $3.7 million and $2.2 million, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its borrowing under the New Credit Agreement. At March 23, 2013 the Company had $41.0 million outstanding under the Revolving Credit Facility. At March 24, 2012, the Company had $70.0 million outstanding under its former revolving credit facility. At March 23, 2013 and December 29, 2012, the Company had $842.3 million and $875.0 million, respectively, of variable rate debt outstanding under the Term Loan agreements under the New Credit Agreement. As of March 23, 2013 and December 29, 2012 the Company held one interest rate swap agreement denominated in US dollars that effectively converted $462.2 million of its variable-rate debt to fixed-rate debt.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 23, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 30, 2012 to January 26, 2013)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	2,494	41.20	—
Period 2 (January 27, 2013 to February 23, 2013)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	2,849	43.08	—
Period 3 (February 24, 2013 to March 23, 2013)
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	365	42.69	—
Total for Quarter ended March 23, 2013
Common Stock Repurchase Program(1)	—	$—	—	$86,416,818
Employee Transactions(2)	5,708	42.24	—

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during the period covered by this Quarterly Report on Form 10-Q, other than repurchases pursuant to the “Employee Transactions” set forth above.
(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 6.	Exhibits

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

May 2, 2013	/s/ Blake W. Krueger
Date	Blake W. Krueger
Chairman, Chief Executive Officer and President
(Duly Authorized Signatory for Registrant)

May 2, 2013	/s/ Donald T. Grimes
Date	Donald T. Grimes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

10.1	Stock Incentive Plan of 2013.* Previously filed as Exhibit 10.1 to the Company’s Form S-8 filed on February 27, 2013. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.