Form 10-Q
period 2013-06-15
WOLVERINE WORLD WIDE INC /DE/
filed 2013-07-22
CIK 110471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second twelve week accounting period ended June 15, 2013

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

There were 50,206,050 shares of Common Stock, $1 par value, outstanding as of July 9, 2013.

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

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	the failure to maintain the security of personally identifiable and other information of the Company’s customers and employees;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer direct markets; and

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses and implementing new initiatives and ventures.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

(In millions, except share and per share data)	June 15, 2013	December 29, 2012	June 16, 2012

ASSETS
Current assets:
Cash and cash equivalents	$171.0	$171.4	$156.6
Accounts receivable, less allowances:
June 15, 2013 – $31.6
December 29, 2012 – $26.7
June 16, 2012 – $13.2	397.9	353.6	235.2
Inventories:
Finished products	454.3	431.8	216.8
Raw materials and work-in-process	30.4	34.4	27.1

	484.7	466.2	243.9

Deferred income taxes	27.6	28.0	10.4
Prepaid expenses and other current assets	41.5	55.7	29.2

Total current assets	1,122.7	1,074.9	675.3

Property, plant and equipment:
Gross cost	397.4	384.8	297.2
Accumulated depreciation	(248.7)	(235.1)	(221.4)

	148.7	149.7	75.8
Other assets:
Goodwill and indefinite-lived intangibles	1,137.6	1,139.7	56.6
Amortizable intangibles, net	143.4	153.5	1.0
Deferred income taxes	0.2	0.9	42.0
Deferred financing costs, net	35.8	38.9	0.5
Other	56.3	56.8	41.1

	1,373.3	1,389.8	141.2

Total assets	$2,644.7	$2,614.4	$892.3

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets – continued

(Unaudited)

(In millions, except share and per share data)	June 15, 2013	December 29, 2012	June 16, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$192.1	$160.9	$60.8
Accrued salaries and wages	43.6	36.4	15.3
Other accrued liabilities	92.8	91.3	56.4
Current maturities of long-term debt	37.1	30.7	—
Borrowings under revolving credit agreement	—	—	28.0

Total current liabilities	365.6	319.3	160.5

Long-term debt, less current maturities	1,147.6	1,219.3	—
Accrued pension liabilities	166.9	165.5	89.3
Deferred income taxes	240.1	240.5	—
Other liabilities	19.9	26.1	13.9

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common Stock – par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
June 15, 2013 – 67,386,849 shares
December 29, 2012 – 66,515,620 shares
June 16, 2012 – 65,820,398 shares	67.4	66.5	65.8
Additional paid-in capital	192.8	173.9	157.0
Retained earnings	982.5	946.8	929.9
Accumulated other comprehensive loss	(82.4)	(87.5)	(73.8)
Cost of shares in treasury:
June 15, 2013 – 17,175,628 shares
December 29, 2012 – 17,182,019 shares
June 16, 2012 – 17,042,733 shares	(457.2)	(457.3)	(451.3)

Total Wolverine World Wide, Inc. stockholders’ equity	703.1	642.4	627.6
Non-controlling interest	1.5	1.3	1.0

Total stockholders’ equity	704.6	643.7	628.6

Total liabilities and stockholders’ equity	$2,644.7	$2,614.4	$892.3

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
(In millions, except share and per share data)	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012

Revenue	$587.8	$312.7	$1,233.7	$635.5
Cost of goods sold	346.7	194.6	730.6	385.2

Gross profit	241.1	118.1	503.1	250.3

Selling, general and administrative expenses	196.2	90.4	392.0	185.6
Acquisition-related transaction and integration costs	7.9	4.9	23.1	4.9

Operating profit	37.0	22.8	88.0	59.8

Other expenses:
Interest expense – net	12.5	0.3	25.4	0.8
Other expense – net	0.6	0.7	1.0	1.6

	13.1	1.0	26.4	2.4

Earnings before income taxes	23.9	21.8	61.6	57.4

Income taxes	5.8	1.5	13.7	5.9

Net earnings	18.1	20.3	47.9	51.5

Net earnings (loss) attributable to non-controlling interests	0.2	(0.2)	0.2	(0.2)

Net earnings attributable to Wolverine World Wide, Inc.	$17.9	$20.5	$47.7	$51.7

Net earnings per share (see Note 3):
Basic	$0.36	$0.43	$0.97	$1.08
Diluted	$0.36	$0.42	$0.95	$1.05

Comprehensive income	$27.1	$17.7	$53.0	$48.7
Comprehensive (income) loss attributable to non-controlling interest	(0.2)	0.2	(0.2)	0.2

Comprehensive income attributable to Wolverine World Wide, Inc.	$26.9	$17.9	$52.8	$48.9

Cash dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

(Unaudited)

	24 Weeks Ended
(In millions)	June 15, 2013	June 16, 2012

OPERATING ACTIVITIES
Net earnings	$47.9	$51.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.6	7.6
Deferred income taxes	(4.6)	0.4
Stock-based compensation expense	13.7	7.9
Excess tax benefits from stock-based compensation	(1.2)	(3.7)
Pension contribution	(0.8)	(26.7)
Pension expense	17.2	12.9
Other	1.6	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	(45.3)	(15.6)
Inventories	(18.9)	(13.1)
Other operating assets	14.6	1.7
Accounts payable	31.3	3.8
Income taxes payable	0.2	1.5
Other operating liabilities	6.2	(10.7)

Net cash provided by operating activities	87.5	15.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14.7)	(4.7)
Proceeds from sale of property, plant and equipment	2.8	—
Investment in joint venture	(1.6)	(1.6)
Other	(1.2)	(1.3)

Net cash used in investing activities	(14.7)	(7.6)

FINANCING ACTIVITIES
Net borrowings under revolver	—	17.0
Payments of long-term debt	(65.3)	(0.5)
Cash dividends paid	(11.8)	(11.8)
Purchase of common stock for treasury	—	(2.4)
Surrender of common stock for treasury	(0.3)	(5.6)
Proceeds from shares issued under stock incentive plans	4.8	7.5
Excess tax benefits from stock-based compensation	1.2	3.7
Contributions from non-controlling interests	—	1.2

Net cash provided by (used in) financing activities	(71.4)	9.1
Effect of foreign exchange rate changes	(1.8)	(0.4)

Increase (decrease) in cash and cash equivalents	(0.4)	16.6

Cash and cash equivalents at beginning of the period	171.4	140.0

Cash and cash equivalents at end of the period	$171.0	$156.6

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 15, 2013 and June 16, 2012

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

Correction of Immaterial Error

The Company made a correction to an immaterial error, related to certain accounts receivable allowances disclosed in the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “2012 Form 10-K”). In the consolidated balance sheets in the 2012 Form 10-K, the amount parenthetically disclosed for allowances at December 29, 2012 in the “Accounts receivable, less allowances” line item should have been $26.7 million. The Company has corrected this parenthetical disclosure of accounts receivable allowances prospectively in the consolidated condensed balance sheet for the current quarter in this Quarterly Report on Form 10-Q. This correction had no impact on the fiscal 2012 net earnings, cash flows or the amount of “Accounts receivable, less allowances.”

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

Cost of Goods Sold

Cost of goods sold includes the actual product costs, including inbound and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses with the exception of certain consumer direct warehousing costs which are included in cost of goods sold.

Seasonality

The Company’s business is subject to seasonal influences and the Company’s fiscal year has 12 weeks in each of the first three fiscal quarters and, depending on the fiscal calendar, 16 or 17 weeks in the fourth fiscal quarter. Both of these factors can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in previous years.

2.	NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the accompanying notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the accompanying notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2012-02 in the first quarter of fiscal 2013, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The Company adopted the ASU in the fourth quarter of fiscal 2012, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

3.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except share and per share data)	12 Weeks Ended		24 weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$17.9	$20.5	$47.7	$51.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.3)	(0.3)	(0.9)	(0.9)

Net earnings used in calculating basic earnings per share	17.6	20.2	46.8	50.8
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	—	—

Net earnings used in calculating diluted earnings per share	$17.6	$20.2	$46.8	$50.8

Denominator:
Weighted average shares outstanding	50,163,722	48,694,332	49,947,199	48,564,198
Adjustment for non-vested restricted common stock	(1,763,899)	(1,396,931)	(1,612,163)	(1,386,317)

Shares used in calculating basic earnings per share	48,399,823	47,297,401	48,335,036	47,177,881
Effect of dilutive stock options	918,174	1,123,863	868,941	1,123,286

Shares used in calculating diluted earnings per share	49,317,997	48,421,264	49,203,977	48,301,167

Net earnings per share:
Basic	$0.36	$0.43	$0.97	$1.08
Diluted	$0.36	$0.42	$0.95	$1.05

For the 12 and 24 weeks ended June 15, 2013, options relating to 730,735 and 687,131 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

For the 12 and 24 weeks ended June 16, 2012, options relating to 587,347 and 541,729 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES

The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at June 16, 2012	$39.1	$17.5	$56.6
Acquisition of PLG	419.6	661.8	1,081.4
Foreign currency translation effects	1.2	0.5	1.7

Balance at December 29, 2012	459.9	679.8	1,139.7
Acquisition adjustments	(0.7)	—	(0.7)
Foreign currency translation effects	(1.4)	—	(1.4)

Balance at June 15, 2013	$457.8	$679.8	$1,137.6

5.	INDEBTEDNESS

Total borrowings consist of the following obligations:

(In millions)	June 15, 2013	December 29, 2012	June 16, 2012
Term Loan A, due October 9, 2017	$536.3	$550.0	$—
Term Loan B, due October 9, 2019	273.4	325.0	—
Senior notes, 6.125% interest, due October 15, 2020	375.0	375.0	—
Borrowings under Revolving Credit Facility (1)	—	—	28.0

Total interest-bearing debt	1,184.7	1,250.0	28.0
Less: current maturities of long-term debt	37.1	30.7	—
Less: borrowings under Revolving Credit Facility (1)	—	—	28.0

Total long-term debt	$1,147.6	$1,219.3	$—

(1)	Borrowings shown for June 16, 2012 were under the Company’s previous revolving credit facility.

On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provided the Company with a $1,100.0 million secured credit facility, consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million (the “Term Loan A Facility”), a Term Loan B Facility in an aggregate amount up to $350.0 million (the “Term Loan B Facility”) and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Credit Facility”). The New Credit Agreement also provided the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300.0 million. At June 15, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.9 million. As of December 29, 2012, the only usage against the Revolving Credit Facility was related to outstanding letters of credit totaling approximately $1.9 million.

As required by the New Credit Agreement, the Company also entered into an interest rate swap with a notional amount of $462.2 million that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of its variable rate debt.

The Term Loan A Facility and the Revolving Credit Facility each has a term of five years and the Term Loan B Facility has a term of seven years. The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the alternate base rate as defined in the New Credit Agreement plus an applicable margin of 1.00%, or (2) the Eurocurrency Rate as defined in the New Credit Agreement plus an applicable margin of 2.00%. The interest rate applicable to amounts outstanding under the Term Loan B Facility will be, at the Company’s option, either (1) the alternate base rate plus an applicable margin of 2.00%, or (2) the higher of the Eurocurrency Rate or 1.00% plus an applicable margin of 3.00%.

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

The New Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the New Credit Agreement) to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the New Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio. As of June 15, 2013 the Company was in compliance with all such restrictions and financial covenants.

On October 9, 2012, the Company also issued a total of $375.0 million in senior notes in a private placement offering (the “Notes”). The Notes bear interest at 6.125% and are due in 2020. Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

For the 12 and 24 weeks ended June 15, 2013, the Company included in interest expense the amortization of deferred financing costs of approximately $1.6 million and $3.1 million, respectively. For the 12 and 24 weeks ended June 16, 2012, the Company included in interest expense the amortization of deferred financing costs of approximately $0.1 million and $0.2 million, respectively.

The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under prior indebtedness, and terminate its previous revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Cash flow from operations, along with borrowings under the Revolving Credit Facility is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

6.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The changes in accumulated other comprehensive income (loss) are as follows for the periods indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts	Interest rate swap		Pension adjustments	Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)	$(87.5)
Other comprehensive income (loss) before reclassifications	(9.6)	0.7		0.3	—	(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1		—	4.6	4.7

Net current-period other comprehensive income (loss)	(9.6)	0.8		0.3	4.6	(3.9)

Balance of accumulated other comprehensive income (loss) as of March 23, 2013	(3.7)	(0.9)		(0.7)	(86.1)	(91.4)
Other comprehensive income (loss) before reclassifications	4.9	(1.6)		0.7	—	4.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5		—	4.5	5.0

Net current-period other comprehensive income (loss)	4.9	(1.1)		0.7	4.5	9.0

Balance of accumulated other comprehensive income (loss) as of June 15, 2013	$1.2	$(2.0)	$	(—)	$(81.6)	$(82.4)

(1)	All amounts are net of tax and noncontrolling interest.

The reclassification adjustments out of accumulated other comprehensive income (loss) are as follows for the periods indicated:

12 Weeks Ended June 15, 2013
Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)
(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Foreign exchange contracts:
Reclassification adjustments into cost of goods sold, loss	$0.8	Cost of goods sold

	0.8	Total before tax
	(0.3)	Tax benefit

	0.5	Net of tax

Amortization of defined benefit pension items:
Prior actuarial loss	7.0	(2)

	7.0	Total before tax
	(2.5)	Tax benefit

	4.5	Net of tax

Total reclassifications for the period ending	$5.0	Net of tax

24 Weeks Ended June 15, 2013
Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)
(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Foreign exchange contracts:
Reclassification adjustments into cost of goods sold, loss	$0.9	Cost of goods sold

	0.9	Total before tax
	(0.3)	Tax benefit

	0.6	Net of tax

Amortization of defined benefit pension items:
Prior actuarial loss	14.0	(2)

	14.0	Total before tax
	(4.9)	Tax benefit

	9.1	Net of tax

Total reclassifications for the period ending	$9.7	Net of tax

(1)	Amounts in parentheses indicate increases to net earnings
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 9 for additional details).

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a consistent definition of fair value, focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-tier hierarchy for fair value measurements. ASC 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap agreement, borrowings under the Company’s Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates their fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. As of June 15, 2013 the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,184.7 million and $1,228.6 million, respectively. As of December 29, 2012, the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,250.0 million and $1,308.9 million, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. The Company does not hold or issue financial instruments for trading purposes.

The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 15, 2013 and June 16, 2012, foreign exchange contracts with a notional value of $106.9 million and $109.0 million, respectively were outstanding to purchase U.S. dollars with maturities ranging up to 336 days for both periods. These contracts have been designated as cash flow hedges.

The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 15, 2013 and June 16, 2012.

	Fair Value Measurements
(In millions)	June 15, 2013	June 16, 2012
Financial assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Foreign exchange contracts asset	$—	$0.6

Financial liabilities
Foreign exchange contracts liability	$2.0	$—
Interest rate swap liability	$0.1	$—

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 24 weeks ended June 15, 2013 and June 16, 2012. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.

The Company has one interest rate swap agreement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

The differential paid or received on the interest rate swap agreements is recognized as interest expense. The Company’s interest rate swap arrangement, which reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt, has a notional amount of $462.2 million. This derivative instrument, which, unless otherwise terminated, will expire on October 6, 2017, has been designated as a cash flow hedge of the debt. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

8.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $6.5 million and $13.7 million, and related income tax benefits of $2.1 million and $4.5 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 15, 2013, respectively.

The Company recognized compensation expense of $4.2 million and $7.9 million, and related income tax benefits of $1.4 million and $2.5 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 16, 2012, respectively.

Stock-based compensation expense recognized in the consolidated condensed statements of operations and comprehensive income is based on awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $10.41 and $10.72 for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		24 weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Expected market price volatility (1)	32.3%	37.1%	33.3%	37.8%
Risk-free interest rate (2)	0.5%	0.6%	0.6%	0.6%
Dividend yield (3)	1.1%	1.3%	1.2%	1.3%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)	Represents the Company’s cash dividend yield for the expected term.
(4)	Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 151,197 and 952,282 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 and 24 weeks ended June 15, 2013, respectively. During the 12 and 24 weeks ended June 15, 2013, the Company cancelled 49,976 and 55,820 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

The Company issued 164,289 and 837,883 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 and 24 weeks ended June 16, 2012, respectively. During the 12 and 24 weeks ended June 16, 2012, the Company cancelled 4,917 and 15,609 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

9.	PENSION EXPENSE

A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		24 weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Service cost pertaining to benefits earned during the period	$2.1	$1.8	$4.2	$3.5
Interest cost on projected benefit obligations	4.3	3.3	8.7	6.6
Expected return on pension assets	(4.8)	(3.4)	(9.7)	(6.9)
Net amortization loss	7.0	4.8	14.0	9.7

Net pension expense	$8.6	$6.5	$17.2	$12.9

10.	INCOME TAXES

The Company’s effective tax rate for the 12 weeks ended June 15, 2013 and June 16, 2012 was 24.2% and 7.0%, respectively. For the 24 weeks ended June 15, 2013 and June 16, 2012, the Company’s effective tax rate was 22.2% and 10.4%, respectively. The lower effective tax rates in the prior year periods reflect the benefits of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2013	2014	2015	2016	2017	Thereafter
Minimum royalties	$1.7	$1.7	$1.5	$—	$—	$—
Minimum advertising	5.5	7.9	9.0	3.1	2.7	5.7

Minimum royalties are based on both fixed obligations and assumptions regarding the consumer price index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.8 million, respectively, for the 12 and 24 weeks ended June 15, 2013. For the 12 and 24 weeks ended June 16, 2012, the Company incurred royalty expense of $0.4 million and $0.9 million, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, for the 12 and 24 weeks ended June 15, 2013 the Company incurred advertising expense of $1.0 million and $2.1 million, respectively. For the 12 and 24 weeks ended June 16, 2012, the Company incurred advertising expense of $0.8 million and $1.7 million, respectively.

12.	BUSINESS SEGMENTS

During the first quarter of fiscal 2013, the Company reorganized its portfolio of 16 brands, including the PLG brands acquired in the fourth quarter of fiscal 2012, into the following three operating segments, which the Company has determined are reportable operating segments.

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

The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Reported revenue of the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; royalty income from the licensing of the Company’s trademarks and brand names to third-party licensees and distributors; and revenue from the Company’s mono-branded consumer direct business. The operating segment managers of the Lifestyle, Performance and Heritage Group operating segments all report directly to the Chief Operating Decision Maker. Prior year results have been restated to reflect these new reportable operating segments.

The Other category consists of the Company’s multi-branded consumer direct business, leather marketing operations, and sourcing operations which include third-party commission revenues. The Corporate category consists primarily of unallocated corporate expenses including acquisition-related transaction and integration expenses. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. The Company allocated goodwill in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other in connection with the reorganization of the Company’s brand portfolio in the first quarter of fiscal 2013.

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

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Revenue:
Lifestyle Group	$255.2	$28.5	$525.5	$60.9
Performance Group	199.7	149.3	440.2	301.9
Heritage Group	110.6	111.5	229.1	230.7
Other	22.3	23.4	38.9	42.0

Total	$587.8	$312.7	$1,233.7	$635.5

Operating profit:
Lifestyle Group	$45.8	$5.6	$91.9	$12.1
Performance Group	30.5	29.9	81.4	67.8
Heritage Group	16.1	15.6	31.5	32.1
Other	0.6	0.5	(0.4)	(0.7)
Corporate	(56.0)	(28.8)	(116.4)	(51.5)

Total	$37.0	$22.8	$88.0	$59.8

(In millions)	June 15, 2013	June 16, 2012
Total assets:
Lifestyle Group	$1,458.5	$69.3
Performance Group	514.5	235.1
Heritage Group	243.8	214.9
Other	77.1	66.7
Corporate	350.8	306.3

Total	$2,644.7	$892.3

Goodwill:
Lifestyle Group	$347.3	$6.6
Performance Group	87.0	10.3
Heritage Group	23.5	22.2

Total	$457.8	$39.1

13.	BUSINESS ACQUISITIONS

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

The Company funded the transaction using a combination of approximately $88.8 million of cash on hand and new borrowings. The Company’s debt financing included net proceeds from the term loan debt associated with the Company’s New Credit Agreement and net proceeds from the Company’s Notes.

During the first quarter of fiscal 2013, the Company reorganized its brand portfolio into three reportable operating segments. PLG’s operating results are included in the Performance Group and the Lifestyle Group operating segments.

For the 12 weeks ended June 15, 2013, the Company incurred $7.9 million of acquisition-related transaction and integration costs. These costs include compensation expenses ($5.4 million), other purchased services ($2.0 million) and professional and legal fees ($0.5 million). For the 12 weeks ended June 16, 2012, the Company incurred $4.9 million of acquisition-related transaction and integration costs. These costs included professional and legal fees ($4.7 million) and other purchased services ($0.2 million).

For the 24 weeks ended June 15, 2013, the Company incurred $23.1 million of acquisition-related transaction and integration costs. These costs include compensation expenses ($15.7 million), other purchased services ($3.7 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($1.3 million). For the 24 weeks ended June 16, 2012, the Company incurred $4.9 million of acquisition-related transaction and integration costs. These costs included professional and legal fees ($4.7 million) and other purchased services ($0.2 million).

During the measurement period, the Company made certain post-closing adjustments related to the valuation of a receivable due from the seller and other assets and accruals which resulted in a net reduction to goodwill of $0.7 million. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition:

(In millions)	Initial valuation at December 29, 2012	Measurement period adjustments	Adjusted preliminary valuation at June 15, 2013
Cash	$23.6	$—	$23.6
Accounts receivable	146.9	4.3	151.2
Inventories	203.5	—	203.5
Deferred income taxes	13.6	—	13.6
Other current assets	13.2	—	13.2
Property, plant and equipment	77.1	—	77.1
Goodwill	419.6	(0.7)	418.9
Intangible assets	820.6	—	820.6
Other	11.2	(2.1)	9.1

Total assets acquired	1,729.3	1.5	1,730.8

Accounts payable	97.4	—	97.4
Other accrued liabilities	40.0	1.5	41.5
Deferred income taxes	294.7	—	294.7
Accrued pension liabilities	37.7	—	37.7
Other liabilities	10.0	—	10.0

Total liabilities assumed	479.8	1.5	481.3

Net assets acquired	$1,249.5	$—	$1,249.5

The allocations of the purchase price above are still considered preliminary and are based upon valuation information available and estimates and assumptions made at December 29, 2012 and June 15, 2013. The Company is still verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes, uncertain tax provisions and accrued pension liabilities and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of fiscal 2013.

The excess of the purchase price over the fair value of net assets acquired of $418.9 million was preliminarily recorded as goodwill in the consolidated condensed balance sheets and has been assigned to the Performance Group and Lifestyle Group reportable operating segments as follows:

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

14.	SUBSEQUENT EVENT

On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend payable on November 1, 2013 to stockholders of record as of October 1, 2013.

15.	SUBSIDIARY GUARANTORS OF THE NOTES

The following tables present consolidated condensed financial information for (a) the Company (for purposes of this discussion and table, “Parent”); (b) the guarantors of the Notes, which include substantially all of the domestic, 100% owned subsidiaries of the Parent (“Subsidiary Guarantors”); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

For the 12 weeks ended June 15, 2013

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$107.3	$407.7	$140.7	$(67.9)	$587.8
Cost of goods sold	75.6	255.2	68.1	(52.2)	346.7

Gross profit	31.7	152.5	72.6	(15.7)	241.1

Selling, general and administrative expenses	48.0	97.0	66.8	(15.6)	196.2
Acquisition-related transaction and integration costs	3.3	1.7	2.9	—	7.9

Operating profit	(19.6)	53.8	2.9	(0.1)	37.0

Other expenses:
Interest expense – net	0.4	12.0	0.1	—	12.5
Other expense – net	(0.1)	0.1	0.6	—	0.6

	0.3	12.1	0.7	—	13.1

Earnings before income taxes	(19.9)	41.7	2.2	(0.1)	23.9

Income taxes	5.1	—	0.7	—	5.8

Earnings before equity in earnings (losses) of consolidated subsidiaries	(25.0)	41.7	1.5	(0.1)	18.1
Equity in earnings (losses) of consolidated subsidiaries	42.9	74.4	10.5	(127.8)	—

Net earnings	17.9	116.1	12.0	(127.9)	18.1

Net earnings (loss) attributable to non-controlling interests	—	—	0.2	—	0.2

Net earnings (loss) attributable to Wolverine World Wide, Inc.	$17.9	$116.1	$11.8	$(127.9)	$17.9

Comprehensive income	$26.9	$116.1	$15.9	$(131.8)	$27.1
Comprehensive (income) loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Comprehensive income attributable to Wolverine World Wide, Inc.	$26.9	$116.1	$15.7	$(131.8)	$26.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

For the 12 weeks ended June 16, 2012

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$109.5	$131.2	$97.0	$(25.0)	$312.7
Cost of goods sold	81.2	82.4	48.1	(17.1)	194.6

Gross profit	28.3	48.8	48.9	(7.9)	118.1

Selling, general and administrative expenses	34.3	25.0	39.4	(8.3)	90.4
Acquisition-related transaction and integration costs	4.9	—	—	—	4.9

Operating profit	(10.9)	23.8	9.5	0.4	22.8

Other expenses:
Interest expense – net	(0.3)	—	0.6	—	0.3
Other expense – net	—	—	0.7	—	0.7

	(0.3)	—	1.3	—	1.0

Earnings before income taxes	(10.6)	23.8	8.2	0.4	21.8

Income taxes	1.4	—	0.1	—	1.5

Earnings before equity in earnings (losses) of consolidated subsidiaries	(12.0)	23.8	8.1	0.4	20.3
Equity in earnings (losses) of consolidated subsidiaries	32.5	8.2	8.4	(49.1)	—

Net earnings	20.5	32.0	16.5	(48.7)	20.3

Net earnings (loss) attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net earnings (loss) attributable to Wolverine World Wide, Inc.	$20.5	$32.0	$16.7	$(48.7)	$20.5

Comprehensive income	$17.9	$31.9	$13.9	$(46.0)	$17.7
Comprehensive (income) loss attributable to non-controlling interest	—	—	0.2	—	0.2

Comprehensive income attributable to Wolverine World Wide, Inc.	$17.9	$31.9	$14.1	$(46.0)	$17.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

For the 24 weeks ended June 15, 2013

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$221.6	$1,340.8	$322.0	$(650.7)	$1,233.7
Cost of goods sold	158.7	1,027.2	163.8	(619.1)	730.6

Gross profit	62.9	313.6	158.2	(31.6)	503.1

Selling, general and administrative expenses	88.2	210.7	123.7	(30.6)	392.0
Acquisition-related transaction and integration costs	8.4	11.6	3.1	—	23.1

Operating profit	(33.7)	91.3	31.4	(1.0)	88.0

Other expenses:
Interest expense – net	13.4	12.1	(0.1)	—	25.4
Other expense – net	—	—	0.8	0.2	1.0

	13.4	12.1	0.7	0.2	26.4

Earnings before income taxes	(47.1)	79.2	30.7	(1.2)	61.6

Income taxes	10.6	—	3.1	—	13.7

Earnings before equity in earnings (losses) of consolidated subsidiaries	(57.7)	79.2	27.6	(1.2)	47.9
Equity in earnings (losses) of consolidated subsidiaries	105.4	160.4	52.0	(317.8)	—

Net earnings	47.7	239.6	79.6	(319.0)	47.9

Net earnings (loss) attributable to non-controlling interests	—	—	0.2	—	0.2

Net earnings (loss) attributable to Wolverine World Wide, Inc.	$47.7	$239.6	$79.4	$(319.0)	$47.7

Comprehensive income	$52.8	$239.6	$75.1	$(314.5)	$53.0
Comprehensive (income) loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Comprehensive income attributable to Wolverine World Wide, Inc.	$52.8	$239.6	$74.9	$(314.5)	$52.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income

For the 24 weeks ended June 16, 2012

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$220.1	$247.2	$217.0	$(48.8)	$635.5
Cost of goods sold	162.9	150.6	105.7	(34.0)	385.2

Gross profit	57.2	96.6	111.3	(14.8)	250.3

Selling, general and administrative expenses	64.4	52.4	84.5	(15.7)	185.6
Acquisition-related transaction and integration costs	4.9	—	—	—	4.9

Operating profit	(12.1)	44.2	26.8	0.9	59.8

Other expenses:
Interest expense – net	—	—	0.8	—	0.8
Other expense – net	—	—	1.6	—	1.6

	—	—	2.4	—	2.4

Earnings before income taxes	(12.1)	44.2	24.4	0.9	57.4

Income taxes	6.3	—	(0.4)	—	5.9

Earnings before equity in earnings (losses) of consolidated subsidiaries	(18.4)	44.2	24.8	0.9	51.5
Equity in earnings (losses) of consolidated subsidiaries	70.1	20.4	35.1	(125.6)	—

Net earnings	51.7	64.6	59.9	(124.7)	51.5

Net earnings (loss) attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net earnings attributable to Wolverine World Wide, Inc.	$51.7	$64.6	$60.1	$(124.7)	$51.7

Comprehensive income	$48.9	$64.6	$57.1	$(121.9)	$48.7
Comprehensive (income) loss attributable to non-controlling interest	—	—	0.2	—	0.2

Comprehensive income attributable to Wolverine World Wide, Inc.	$48.9	$64.6	$57.3	$(121.9)	$48.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

As of June 15, 2013

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22.7	$15.9	$132.4	$—	$171.0
Accounts receivable, net	89.2	195.0	113.7	—	397.9
Inventories:
Finished products	58.4	311.1	86.7	(1.9)	454.3
Raw materials and work-in-process	0.9	1.0	28.5	—	30.4

	59.3	312.1	115.2	(1.9)	484.7

Deferred income taxes	9.4	17.0	1.2	—	27.6
Prepaid expenses and other current assets	22.4	6.3	12.3	0.5	41.5

Total current assets	203.0	546.3	374.8	(1.4)	1,122.7

Property, plant and equipment:
Gross cost	217.4	125.4	54.6	—	397.4
Accumulated depreciation	(168.2)	(44.4)	(36.1)	—	(248.7)

	49.2	81.0	18.5	—	148.7

Other assets:
Goodwill and indefinite-lived intangibles	11.6	1,029.5	96.5	—	1,137.6
Amortizable intangibles, net	0.4	142.8	0.2	—	143.4
Deferred income taxes	0.2	—	—	—	0.2
Deferred financing costs, net	35.8	—	—	—	35.8
Other	43.9	9.8	1.0	1.6	56.3
Intercompany accounts receivable	—	1,182.0	105.3	(1,287.3)	—
Investment in affiliates	2,677.4	378.6	398.4	(3,454.4)	—

	2,769.3	2,742.7	601.4	(4,740.1)	1,373.3

Total assets	$3,021.5	$3,370.0	$994.7	$(4,741.5)	$2,644.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued

As of June 15, 2013

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.8	$130.0	$36.3	$—	$192.1
Accrued salaries and wages	16.6	19.7	7.3	—	43.6
Other accrued liabilities	44.9	15.2	32.5	0.2	92.8
Current maturities of long-term debt	37.1	—	—	—	37.1

Total current liabilities	124.4	164.9	76.1	0.2	365.6

Long-term debt, less current maturities	1,147.6	—	—	—	1,147.6
Accrued pension liabilities	130.6	36.3	—	—	166.9
Deferred income taxes	(52.1)	290.7	1.5	—	240.1
Intercompany accounts payable	959.7	6.3	321.3	(1,287.3)	—
Other liabilities	8.2	8.8	2.9	—	19.9

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	703.1	2,863.0	591.4	(3,454.4)	703.1
Non-controlling interest	—	—	1.5	—	1.5

Total stockholders’ equity	703.1	2,863.0	592.9	(3,454.4)	704.6

Total liabilities and stockholders’ equity	$3,021.5	$3,370.0	$994.7	$(4,741.5)	$2,644.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

As of June 16, 2012

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$0.4	$153.6	$—	$156.6
Accounts receivable, net	82.8	76.6	75.8	—	235.2
Inventories:
Finished products	70.5	73.3	73.0	—	216.8
Raw materials and work-in-process	1.4	0.3	25.4	—	27.1

	71.9	73.6	98.4	—	243.9

Deferred income taxes	11.4	—	(1.0)	—	10.4
Prepaid expenses and other current assets	15.9	4.2	8.0	1.1	29.2

Total current assets	184.6	154.8	334.8	1.1	675.3

Property, plant and equipment:
Gross cost	207.4	45.3	44.5	—	297.2
Accumulated depreciation	(160.7)	(30.0)	(30.7)	—	(221.4)

	46.7	15.3	13.8	—	75.8
Other assets:
Goodwill and indefinite-lived intangibles	11.1	14.1	31.4	—	56.6
Amortizable intangibles, net	0.3	0.4	0.3	—	1.0
Deferred income taxes	44.2	—	(2.2)	—	42.0
Deferred financing costs, net	0.5	—	—	—	0.5
Other	41.5	—	1.1	(1.5)	41.1
Intercompany accounts receivable	220.6	413.6	110.8	(745.0)	—
Investment in affiliates	709.4	187.0	359.2	(1,255.6)	—

	1,027.6	615.1	500.6	(2,002.1)	141.2

Total assets	$1,258.9	$785.2	$849.2	$(2,001.0)	$892.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets - continued

As of June 16, 2012

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23.9	$18.5	$18.4	$—	$60.8
Accrued salaries and wages	9.4	1.5	4.4	—	15.3
Other accrued liabilities	24.8	10.5	21.5	(0.4)	56.4
Borrowings under revolving credit agreement	28.0	—	—	—	28.0

Total current liabilities	86.1	30.5	44.3	(0.4)	160.5

Long-term debt, less current maturities
Accrued pension liabilities	89.3	—	—	—	89.3
Intercompany accounts payable	447.8	5.7	291.5	(745.0)	—
Other liabilities	8.1	1.2	4.6	—	13.9

Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	627.6	747.8	507.8	(1,255.6)	627.6
Non-controlling interest	—	—	1.0	—	1.0

Total stockholders’ equity	627.6	747.8	508.8	(1,255.6)	628.6

Total liabilities and stockholders’ equity	$1,258.9	$785.2	$849.2	$(2001.0)	$892.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

For the 24 weeks ended June 15, 2013

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$80.3	$(25.1)	$32.3	$—	$87.5

Investing activities
Additions to property, plant and equipment	(7.4)	(7.3)	—	—	(14.7)
Proceeds from sale of property, plant and equipment				—
	—	—	2.8	—	2.8
Investment in joint venture	—	—	(1.6)	—	(1.6)
Other	(0.1)	(0.2)	(0.9)	—	(1.2)

Net cash provided by (used in) investing activities	(7.5)	(7.5)	0.3	—	(14.7)

Financing activities
Payments of long-term debt	(65.3)	—	—	—	(65.3)
Cash dividends paid	(11.8)	—	—	—	(11.8)
Surrender of common stock for treasury	(0.3)	—	—	—	(0.3)
Proceeds from shares issued under stock incentive plans	4.8	—	—	—	4.8
Excess tax benefits from stock-based compensation	1.2	—	—	—	1.2

Net cash provided by (used in) financing activities	(71.4)	—	—	—	(71.4)

Effect of foreign exchange rate changes	—	—	(1.8)	—	(1.8)

Increase (decrease) in cash and cash equivalents	1.4	(32.6)	30.8	—	(0.4)
Cash and cash equivalents at beginning of the period	21.3	48.5	101.6	—	171.4

Cash and cash equivalents at end of the period	$22.7	$15.9	$132.4	$—	$171.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow

For the 24 weeks ended June 16, 2012

(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2.9)	$(1.5)	$19.9	$—	$15.5

Investing activities
Additions to property, plant and equipment	(3.8)	(0.9)	—	—	(4.7)
Investment in joint venture	—	—	(1.6)	—	(1.6)
Other	(0.6)	(0.2)	(0.5)	—	(1.3)

Net cash provided by (used in) investing activities	(4.4)	(1.1)	(2.1)	—	(7.6)

Financing activities
Net borrowings under revolver	17.0	—	—	—	17.0
Payments of long-term debt	—	—	(0.5)	—	(0.5)
Cash dividends paid	(11.8)	—	—	—	(11.8)
Purchase of common stock for treasury	(2.4)	—	—	—	(2.4)
Surrender of common stock for treasury	(5.6)	—	—	—	(5.6)
Proceeds from shares issued under stock incentive plans	7.5	—	—	—	7.5
Excess tax benefits from stock-based compensation	3.7	—	—	—	3.7
Contributions from non-controlling interests	—	—	1.2	—	1.2

Net cash provided by (used in) financing activities	8.4	—	0.7	—	9.1

Effect of foreign exchange rate changes	—	—	(0.4)	—	(0.4)

Increase (decrease) in cash and cash equivalents	1.1	(2.6)	18.1	—	16.6
Cash and cash equivalents at beginning of the period	1.5	3.0	135.5	—	140.0

Cash and cash equivalents at end of the period	$2.6	$0.4	$153.6	$—	$156.6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

BUSINESS OVERVIEW

The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated mission is to “Excite Consumers Around the World with Innovative Footwear and Apparel that Bring Style to Purpose.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer direct footprint; and delivering supply chain excellence.

The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at June 15, 2013. This diverse brand portfolio and broad geographic reach position the Company for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Middle East, Africa and Europe), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 15, 2013, the Company operated 444 brick-and-mortar retail stores in the United States, Canada and the United Kingdom and 63 consumer direct websites.

2013 FINANCIAL OVERVIEW

•	Revenue for the second quarter of fiscal 2013 was $587.8 million, an increase of 88.0% compared to the second quarter of fiscal 2012.

•	Gross margin for the second quarter of fiscal 2013 was 41.0%, an increase of 320 basis points from the second quarter of fiscal 2012.

•

Operating expenses as a percentage of revenue increased to 34.7% for the second quarter of fiscal 2013 compared to 30.5% for the second quarter of fiscal 2012. The year-over-year increase was impacted by acquisition-related transaction and integration costs, incremental amortization expense, incremental pension and compensation expense, a higher percentage of revenue derived from consumer direct activities and incremental brand building investments.

•

The effective tax rate in the second quarter of fiscal 2013 was 24.2% compared to 7.0% in the second quarter of fiscal 2012. The lower effective tax rate in the prior year second quarter reflects the benefits of a favorable court decision in a foreign jurisdiction supporting the Company’s long-term global tax planning strategies.

•	Reported diluted earnings per share for the second quarter of fiscal 2013 were $0.36 compared to $0.42 per share for the second quarter of fiscal 2012.

•	The Company declared cash dividends of $0.12 per share in both the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

	12 Weeks Ended			24 Weeks Ended
In millions, except per share data	June 15, 2013	June 16, 2012	Percent Change	June 15, 2013	June 16, 2012	Percent Change
Revenue	$587.8	$312.7	88.0%	$1,233.7	$635.5	94.1%
Cost of goods sold	346.7	194.6	78.2	730.6	385.2	89.7

Gross profit	241.1	118.1	104.1	503.1	250.3	101.0
Selling, general and administrative expenses	196.2	90.4	117.0	392.0	185.6	111.2
Acquisition-related transaction and integration costs	7.9	4.9	61.2	23.1	4.9	371.4

Operating profit	37.0	22.8	62.3	88.0	59.8	47.2
Interest expense – net	12.5	0.3	4,066.7	25.4	0.8	3,075.0
Other expense – net	0.6	0.7	(14.3)	1.0	1.6	(37.5)

Earnings before income taxes	23.9	21.8	9.6	61.6	57.4	7.3
Income tax expense	5.8	1.5	286.7	13.7	5.9	132.2

Net earnings	18.1	20.3	(10.8)	47.9	51.5	(7.0)
Net earnings (loss) attributable to non-controlling interest	0.2	(0.2)	(200.0)	0.2	(0.2)	(200.0)

Net earnings attributable to Wolverine World Wide, Inc.	17.9	20.5	(12.7)	47.7	51.7	(7.7)

Diluted earnings per share	$0.36	$0.42	(14.3)%	$0.95	$1.05	(9.5)%

REVENUE

Revenue for the second quarter of fiscal 2013 increased $275.1 million from the second quarter of fiscal 2012 to $587.8 million. The acquisition of the PLG business, effective in the fourth quarter of fiscal 2012, drove the increase during the quarter. Changes in foreign exchange rates decreased reported revenue for the second quarter of fiscal 2013 by $0.9 million.

Revenue for the first two quarters of fiscal 2013 increased $598.2 million from the first two quarters of fiscal 2012 to $1,233.7 million. The acquisition of the PLG business, effective in the fourth quarter of fiscal 2012, drove the increase during the period. Changes in foreign exchange rates decreased reported revenue for the first two quarters of fiscal 2013 by $1.0 million.

GROSS MARGIN

For the second quarter of fiscal 2013, the Company’s gross margin was 41.0% compared to 37.8% in the second quarter of fiscal 2012. The increase was driven by favorable mix of 430 basis points and higher selling prices of 70 basis points, which were partially offset by higher product costs of 190 basis points.

Gross margin for the first two quarters of fiscal 2013 was 40.8% compared to 39.4% for the first two quarters of fiscal 2012. The increase was driven by favorable mix of 170 basis points and higher selling prices of 200 basis points, which were partially offset by higher product costs of 200 basis points.

OPERATING EXPENSES

Operating expenses increased $108.8 million, from $95.3 million in the second quarter of fiscal 2012 to $204.1 million in the second quarter of fiscal 2013. Approximately $3.0 million of the increase relates to higher acquisition-related transaction and integration costs associated with the integration of PLG. For the second quarter of fiscal 2013 these costs were $7.9 million including compensation expenses ($5.4 million), other purchased services ($2.0 million) and professional and legal fees ($0.5 million). For the second quarter of fiscal 2012, the Company incurred $4.9 million of acquisition-related transaction and integration costs including professional and legal fees ($4.7 million) and other purchased services ($0.2 million). Incremental amortization expense ($4.6 million), incremental brand building investments ($4.0 million), incremental compensation expense ($3.9 million) and incremental pension expense ($2.1 million) also contributed to the increase in operating expenses. The remainder of the operating expense increase is due to the inclusion of the operating expenses of the newly acquired PLG business within the Company’s results.

Operating expenses were $415.1 million in the first two quarters of fiscal 2013, an increase of $224.6 million from the first two quarters of fiscal 2012. Approximately $18.2 million of the increase relates to higher acquisition-related transaction and integration costs associated with the integration of PLG. For the first two quarters of fiscal 2013 these costs were $23.1 million including compensation expenses ($15.7 million), other purchased services ($3.7 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($1.3 million). For the first two quarters of fiscal 2012, the Company incurred $4.9 million of acquisition-related transaction and integration costs including professional and legal fees ($4.7 million) and other purchased services ($0.2 million). Incremental amortization expense ($9.8 million), incremental brand building investments ($6.6 million), incremental compensation expense ($6.4 million) and incremental pension expense ($4.3 million) also contributed to the increase in operating expenses. The remainder of the operating expense increase is due to the inclusion of the operating expenses of the newly acquired PLG business within the Company’s results.

INTEREST, OTHER AND TAXES

Net interest expense was $12.5 million in the second quarter of fiscal 2013 compared to $0.3 million in the second quarter of fiscal 2012. The increase is due to an increase in the Company’s long-term debt levels in connection with the acquisition of the PLG business.

Net interest expense was $25.4 million in the first two quarters of fiscal 2013 compared to $0.8 million in the first two quarters of fiscal 2012. The increase is due to an increase in the Company’s long-term debt levels in connection with the acquisition of the PLG business.

The Company’s effective tax rates in the second quarter of fiscal 2013 and fiscal 2012 were 24.2% and 7.0%, respectively. The Company’s effective tax rates in the first two quarters of fiscal 2013 and fiscal 2012 were 22.2% and 10.4%, respectively. The lower effective tax rates in the prior year periods reflects the benefits of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

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

The Other category consists of the Company’s multi-branded consumer direct business, leather marketing operations, and sourcing operations which include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses.

The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 15, 2013	June 16, 2012	Change	Percent Change	June 15, 2013	June 16, 2012	Change	Percent Change

Revenue:
Lifestyle Group	$255.2	$28.5	$226.7	795.4%	$525.5	$60.9	$464.6	762.9%
Performance Group	199.7	149.3	50.4	33.8	440.2	301.9	138.3	45.8
Heritage Group	110.6	111.5	(0.9)	(0.8)	229.1	230.7	(1.6)	(0.7)
Other	22.3	23.4	(1.1)	(4.7)	38.9	42.0	(3.1)	(7.4)

Total	$587.8	$312.7	$275.1	88.0%	$1,233.7	$635.5	$598.2	94.1%

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 15, 2013	June 16, 2012	Change	Percent Change	June 15, 2013	June 16, 2012	Change	Percent Change

Operating Profit:
Lifestyle Group	$45.8	$5.6	$40.2	717.9%	$91.9	$12.1	$79.8	659.5%
Performance Group	30.5	29.9	0.6	2.0	81.4	67.8	13.6	20.1
Heritage Group	16.1	15.6	0.5	3.2	31.5	32.1	(0.6)	(1.9)
Other	0.6	0.5	0.1	20.0	(0.4)	(0.7)	0.3	42.9
Corporate	(56.0)	(28.8)	(27.2)	(94.4)	(116.4)	(51.5)	(64.9)	(126.0)

Total	$37.0	$22.8	$14.2	62.3%	$88.0	$59.8	28.2	47.2%

Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.

Lifestyle Group

The Lifestyle Group’s revenue increased $226.7 million, or 795.4%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The Lifestyle Group’s revenue increased $464.6 million, or 762.9%, in the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012. The revenue increase in both the second quarter and first two quarters in fiscal 2013 is due to the newly acquired Sperry Top-Sider®, Stride Rite® and Keds® brands.

The Lifestyle Group’s operating profit increased $40.2 million, or 717.9% in the second quarter of fiscal 2013 compared to second quarter of fiscal 2012. The Lifestyle Group’s operating profit increased $79.8 million, or 659.5% in the first two quarters of fiscal 2013 compared to first two quarters of fiscal 2012. The operating profit increase in both the second quarter and first two quarters in fiscal 2013 is due to the newly acquired Sperry Top-Sider®, Stride Rite® and Keds® brands.

Performance Group

The Performance Group’s revenue increased $50.4 million, or 33.8%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase was due to the inclusion of the newly acquired Saucony® brand, partially offset by a decrease at a rate in the low teens for the Merrell® brand due to macroeconomic challenges in Europe, planned reductions in sales to the discount channel in the U.S., softness in the outdoor footwear category, and the timing of shipments to a significant third party distributor.

The Performance Group’s revenue increased $138.3 million, or 45.8%, in the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012. The increase was due to the inclusion of the newly acquired Saucony® brand, partially offset by a mid single digit rate decrease for the Merrell® brand.

The Performance Group’s operating profit increased $13.6 million, or 20.1%, in the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012. A mid teen rate decrease in the Merrell® brand due to volume decreases was more than offset by the inclusion of the newly acquired Saucony® brand.

Heritage Group

The Heritage Group’s revenue decreased $0.9 million, or 0.8%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

The Heritage Group’s revenue decreased $1.6 million, or 0.7%, in the first two quarters of fiscal 2013 compared to the first two quarters of fiscal 2012.

Corporate

The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses. The Corporate operating loss was $56.0 million in the second quarter of fiscal 2013 compared to a $28.8 million operating loss in the second quarter of fiscal 2012. The drivers of the $27.2 million increase in operating loss include $16.3 million of corporate costs for the acquired PLG business and an increase of $3.0 million for PLG acquisition-related transaction and integration costs. The Company also incurred increased compensation costs ($3.9 million) and pension costs ($2.1 million). The remainder of the increase is due to variable expenses that fluctuate with sales volume.

The Corporate operating loss was $116.4 million in the first two quarters of fiscal 2013 compared to a $51.5 million operating loss in the first two quarters of fiscal 2012. The drivers of the $64.9 million increase in operating loss include $29.6 million of corporate costs for the acquired PLG business and an increase of $18.2 million for PLG acquisition-related transaction and integration costs. The Company also incurred increased compensation costs ($6.3 million), pension costs ($4.3 million) and inventory reserve adjustments ($2.2 million). The remainder of the increase is due to variable expenses that fluctuate with sales volume.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 15, 2013	December 29, 2012	June 16, 2012

Cash and cash equivalents	$171.0	$171.4	$156.6
Interest-bearing debt	1,184.7	1,250.0	28.0
Available revolving credit facility (1)	198.1	198.1	122.0

Cash provided by operating activities	87.5		15.5
Cash used in investing activities	(14.7)		(7.6)
Cash provided by (used in) financing activities	(71.4)		9.1
Additions to property, plant and equipment	14.7		4.7
Depreciation and amortization	25.6		7.6

(1)	For fiscal 2013 and 2012, amounts shown are net of outstanding letters of credit, which are applied against availability under the Company’s Revolving Credit Facility. The amount shown for fiscal 2012 is under the Company’s previous revolving credit facility and is shown net of borrowings.

Liquidity

Cash and cash equivalents of $171.0 million as of the second quarter of fiscal 2013 were $14.4 million higher compared to the second quarter of fiscal 2012. In addition, the Company had an additional $198.1 million available under its Revolving Credit Facility as of June 15, 2013.

Operating Activities

The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.

Through the first two quarters of fiscal 2013, changes in the components of working capital drove a use of cash of $11.9 million. The main factors impacting working capital were increased accounts receivable and inventories of $45.3 million and $18.9 million, respectively. These amounts were partially offset by an increase in accounts payable and a decrease in other operating assets of $31.3 million and $14.6 million, respectively.

Through the first two quarters of fiscal 2012, changes in the components of working capital drove a use of cash of $32.4 million. The main factors impacting working capital were increases in accounts receivable and inventories of $15.6 million, $13.1 million, respectively, and a decrease in other operating liabilities of $10.7 million. These amounts were partially offset by an increase in accounts payable of $3.8 million. The Company also contributed $26.7 million of cash to its pension plans in the first fiscal quarter of 2012.

Investing Activities

Cash outflows during the first two quarters of fiscal 2013 were due to the Company’s investments in capital assets. The Company acquired $14.7 million of capital assets in the first two quarters of fiscal 2013 compared to $4.7 million in the first two quarters of fiscal 2012. The increase in capital expenditures was due to the inclusion of the PLG business. The majority of the capital expenditures were for information system enhancements, manufacturing equipment and building improvements.

Included in investing activities in the first two quarters of fiscal 2013 were net cash proceeds of $2.8 million from the sale of a distribution facility acquired as part of the PLG acquisition.

Financing Activities

On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under the New Credit Agreement with a bank syndicate. The New Credit Agreement provided the Company with a $1,100.0 million secured credit facility consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million, a Term Loan B Facility in an aggregate amount of up to $350.0 million and a Revolving Credit Facility in an aggregate amount of up to $200.0 million. The New Credit Agreement also provided the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300.0 million. The provisions of the New Credit Agreement require the Company to adhere to certain covenants and maintain certain performance ratios. As of June 15, 2013, the Company was in compliance with all such covenants and performance ratios and expects to continue to be in compliance in future periods.

On October 9, 2012, the Company issued $375.0 million of senior notes, which bear interest at a 6.125% fixed rate and are due in 2020 (the “Notes”). Related interest payments are due semi-annually. The Notes are guaranteed by certain of the Company’s domestic subsidiaries.

The Company used the net proceeds from the Notes, together with the borrowings under the term loan facilities and cash on hand, to finance the acquisition of PLG, repay any amounts outstanding under prior indebtedness, terminate its prior revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.

Interest-bearing debt at the end of the second quarter of fiscal 2013 was $1,184.7 million compared to $28.0 million at the end of the second quarter of fiscal 2012. The increase in debt is a result of net proceeds from the Company’s term loans and Notes used to finance the acquisition of PLG in the fourth quarter of fiscal 2012. Principal payments on long-term interest-bearing debt were $65.3 million and $0.5 million in the first two quarters of fiscal 2013 and fiscal 2012, respectively. The first two quarters of fiscal 2013 included voluntary payments of $50.0 million on the Term Loan B Facility debt. The Company had outstanding standby letters of credit under the Revolving Credit Facility totaling approximately $1.9 million at the end of the second quarter of fiscal 2013.

At the end of the second quarter of fiscal 2013, the Company had cash and cash equivalents of $171.0 million, of which $132.3 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.

Cash flow from operations, along with proceeds from the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.

The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company did not repurchase any shares in the first two quarters of fiscal 2013. The Company repurchased 64,612 shares at an average price of $37.09 in the first quarter of fiscal 2012 and did not repurchase any shares in the second quarter of fiscal 2012.

The Company declared dividends of $0.12 per share, or $5.9 million and $5.8 million, for both the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively. The 2013 dividend is payable on August 1, 2013 to shareholders of record on July 1, 2013.

On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend payable on November 1, 2013 to stockholders of record as of October 1, 2013.

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

The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 15, 2013 and June 16, 2012, the Company had outstanding forward currency exchange contracts to purchase $106.9 million and $109.0 million, respectively, of U.S. dollars, with maturities ranging up to 336 days for both periods.

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

Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At June 15, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $4.7 million from their value at December 29, 2012. At June 16, 2012, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $1.5 million from their value at December 31, 2011. These changes resulted in cumulative foreign currency translation adjustments at June 15, 2013 and June 16, 2012 of accumulated other comprehensive income of $1.2 million and accumulated other comprehensive loss of $1.2 million, respectively.

Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company is exposed to changes in interest rates primarily as a result of its borrowing under the New Credit Agreement. As of June 15, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.9 million. At June 15, 2013 and December 29, 2012, the Company had $809.7 million and $875.0 million, respectively, of variable rate debt outstanding under the Term Loan Facilities under the New Credit Agreement. As of June 15, 2013 and December 29, 2012 the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converted $462.2 million of its variable-rate debt to fixed-rate debt.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 15, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 24, 2013 to April 20, 2013)
Common Stock Repurchase Program(1)	—	—	—	$86,416,818
Employee Transactions(2)	654	$46.20	—
Period 2 (April 21, 2013 to May 18, 2013)
Common Stock Repurchase Program(1)	—	—	—	$86,416,818
Employee Transactions(2)	3,472	$48.85	—
Period 3 (May 19, 2013 to June 15, 2013)
Common Stock Repurchase Program(1)	—	—	—	$86,416,818
Employee Transactions(2)	5,433	$52.67	—
Total for Quarter ended June 15, 2013
Common Stock Repurchase Program(1)	—	—	—	$86,416,818
Employee Transactions(2)	9,559	$50.84	—

(1)	The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200.0 million of common stock over a four-year period, commencing on the effective date of the program. There were no shares repurchased during the period covered by this Quarterly Report on Form 10-Q, other than repurchases pursuant to the “Employee Transactions” set forth above.
(2)	Employee transactions include: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 6.	Exhibits

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

July 22, 2013	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

July 22, 2013	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.