Form 10-Q
period 2013-09-07
WOLVERINE WORLD WIDE INC /DE/
filed 2013-10-17
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
  ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 7, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-06024
________________________________________________
WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)
 ________________________________________________

Delaware	38-1185150
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9341 Courtland Drive N.E., Rockford, Michigan	49351
(Address of Principal Executive Offices)	(Zip Code)
(616) 866-5500
(Registrant’s Telephone Number, Including Area Code)
________________________________________________
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
There were 50,291,244 shares of Common Stock, $1 par value, outstanding as of October 9, 2013, which does not reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013.

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

•
potential negative effects that could result from a U.S. federal government shutdown, including but not limited to delays in importing products at U.S. ports, supply chain disruption, and reduced purchasing by the Department of Defense or other military purchasers;

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 7, 2013	December 29, 2012	September 8, 2012
ASSETS
Current assets:
Cash and cash equivalents	$147.8	$171.4	$144.3
Accounts receivable, less allowances:
September 7, 2013 – $38.5
December 29, 2012 – $26.7
September 8, 2012 – $14.8	478.9	353.6	280.5
Inventories:
Finished products	432.9	431.8	241.5
Raw materials and work-in-process	29.7	34.4	28.2
	462.6	466.2	269.7
Deferred income taxes	26.7	28.0	14.3
Prepaid expenses and other current assets	34.1	55.7	18.6
Total current assets	1,150.1	1,074.9	727.4
Property, plant and equipment:
Gross cost	411.2	384.8	300.9
Accumulated depreciation	(255.9)	(235.1)	(225.0)
	155.3	149.7	75.9
Other assets:
Goodwill and indefinite-lived intangibles	1,138.5	1,139.7	57.5
Amortizable intangibles, net	130.5	153.5	0.8
Deferred income taxes	0.4	0.9	43.1
Deferred financing costs, net	34.3	38.9	0.4
Other	61.1	56.8	42.9
	1,364.8	1,389.8	144.7
Total assets	$2,670.2	$2,614.4	$948.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 7, 2013	December 29, 2012	September 8, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182.8	$160.9	$59.5
Accrued salaries and wages	40.8	36.4	17.1
Other accrued liabilities	111.3	91.3	67.4
Current maturities of long-term debt	40.2	30.7	—
Borrowings under revolving credit agreement	—	—	27.0
Total current liabilities	375.1	319.3	171.0
Long-term debt, less current maturities	1,101.9	1,219.3	—
Accrued pension liabilities	167.4	165.5	95.3
Deferred income taxes	236.1	240.5	—
Other liabilities	21.7	26.1	14.0
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
September 7, 2013 – 100,645,938 shares
December 29, 2012 – 98,749,221 shares
September 8, 2012 – 97,997,058 shares	100.7	98.7	98.0
Additional paid-in capital	—	—	—
Retained earnings	746.3	633.4	638.0
Accumulated other comprehensive loss	(78.4)	(87.5)	(69.4)
Cost of shares in treasury:
September 7, 2013 – 77,284 shares
December 29, 2012 – 82,019 shares
September 8, 2012 – 0 shares	(2.1)	(2.2)	—
Total Wolverine World Wide, Inc. stockholders’ equity	766.5	642.4	666.6
Non-controlling interest	1.5	1.3	1.1
Total stockholders’ equity	768.0	643.7	667.7
Total liabilities and stockholders’ equity	$2,670.2	$2,614.4	$948.0
All share data has been presented to reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013.
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Revenue	$716.6	$353.1	$1,950.3	$988.6
Cost of goods sold	430.6	214.5	1,161.2	599.8
Gross profit	286.0	138.6	789.1	388.8
Selling, general and administrative expenses	192.3	89.3	584.3	274.8
Acquisition-related transaction and integration costs	7.4	3.0	30.5	7.9
Operating profit	86.3	46.3	174.3	106.1
Other expenses:
Interest expense – net	11.9	0.3	37.3	1.0
Acquisition-related interest expense	—	1.4	—	1.4
Other (income) expense – net	1.0	(0.3)	2.0	1.3
	12.9	1.4	39.3	3.7
Earnings before income taxes	73.4	44.9	135.0	102.4
Income taxes	19.0	12.1	32.7	18.1
Net earnings	54.4	32.8	102.3	84.3
Net (earnings) loss attributable to non-controlling interests	—	(0.1)	(0.2)	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$54.4	$32.7	$102.1	$84.4
Net earnings per share (see Note 3):
Basic	$0.55	$0.34	$1.03	$0.88
Diluted	$0.54	$0.33	$1.02	$0.86

Comprehensive income	$58.4	$37.2	$111.4	$85.9
Comprehensive (income) loss attributable to non-controlling interest	—	(0.1)	(0.2)	0.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$58.4	$37.1	$111.2	$86.0

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
All per share data has been presented to reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013.
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	36 Weeks Ended
(In millions)	September 7, 2013	September 8, 2012
OPERATING ACTIVITIES
Net earnings	$102.3	$84.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.0	11.5
Deferred income taxes	(6.3)	(3.5)
Stock-based compensation expense	21.1	11.0
Excess tax benefits from stock-based compensation	(2.0)	(6.1)
Pension contribution	(1.4)	(26.7)
Pension expense	25.8	19.4
Other	5.2	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	(128.4)	(59.0)
Inventories	1.4	(37.6)
Other operating assets	24.1	10.7
Accounts payable	22.4	2.3
Income taxes payable	6.2	4.5
Other operating liabilities	18.0	2.7
Net cash provided by operating activities	125.4	8.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(29.2)	(8.3)
Proceeds from sale of property, plant and equipment	2.8	—
Investment in joint venture	(1.6)	(2.5)
Other	(1.8)	(1.8)
Net cash used in investing activities	(29.8)	(12.6)
FINANCING ACTIVITIES
Net borrowings under revolver	—	16.0
Payments of long-term debt	(107.9)	(0.5)
Cash dividends paid	(17.7)	(17.6)
Purchase of common stock for treasury	—	(2.4)
Surrender of common stock for treasury	(0.6)	(5.7)
Proceeds from shares issued under stock incentive plans	7.2	9.1
Excess tax benefits from stock-based compensation	2.0	6.1
Contributions from non-controlling interests	—	1.2
Net cash provided by (used in) financing activities	(117.0)	6.2
Effect of foreign exchange rate changes	(2.2)	2.1
Increase (decrease) in cash and cash equivalents	(23.6)	4.3
Cash and cash equivalents at beginning of the period	171.4	140.0
Cash and cash equivalents at end of the period	$147.8	$144.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 7, 2013 and September 8, 2012
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia® Footwear, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third-parties extend the global reach of the Company’s brand portfolio.
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
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses with the exception of certain consumer direct warehousing costs that are included in cost of goods sold.
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the accompanying notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the accompanying notes. The above information must be presented in one place

(parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of fiscal 2013, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
In July 2012, FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The Company adopted ASU 2012-02 in the fourth quarter of fiscal 2012, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

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
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013. The earnings per share calculation has been adjusted for all periods presented to reflect the stock split. The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except share and per share data)	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$54.4	$32.7	$102.1	$84.4
Adjustment for earnings allocated to non-vested restricted common stock	(1.1)	(0.5)	(2.0)	(1.5)
Net earnings used in calculating basic earnings per share	53.3	32.2	100.1	82.9
Adjustment for earnings reallocated from non-vested restricted common stock	0.1	—	0.1	0.1
Net earnings used in calculating diluted earnings per share	$53.4	$32.2	$100.2	$83.0
Denominator:
Weighted average shares outstanding	100,474,793	97,743,844	100,087,863	97,333,545
Adjustment for non-vested restricted common stock	(3,391,901)	(2,758,969)	(3,280,184)	(2,784,802)
Shares used in calculating basic earnings per share	97,082,892	94,984,875	96,807,679	94,548,743
Effect of dilutive stock options	2,121,186	2,244,358	1,852,797	2,252,554
Shares used in calculating diluted earnings per share	99,204,078	97,229,233	98,660,476	96,801,297
Net earnings per share:
Basic	$0.55	$0.34	$1.03	$0.88
Diluted	$0.54	$0.33	$1.02	$0.86
For the 12 and 36 weeks ended September 7, 2013, options relating to 36,849 and 687,888 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 36 weeks ended September 8, 2012, options relating to 526,890 and 1,053,596 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at September 8, 2012	$39.6	$17.9	$57.5
Acquisition of PLG	419.6	661.8	1,081.4
Foreign currency translation effects	0.7	0.1	0.8
Balance at December 29, 2012	459.9	679.8	1,139.7
Acquisition adjustments	(11.1)	9.0	(2.1)
Foreign currency translation effects	(3.0)	3.9	0.9
Balance at September 7, 2013	$445.8	$692.7	$1,138.5

5.	INDEBTEDNESS
Total borrowings consist of the following obligations:

(In millions)	September 7, 2013	December 29, 2012	September 8, 2012
Term Loan A, due October 9, 2017	$529.4	$550.0	$—
Term Loan B, due October 9, 2019	237.7	325.0	—
Senior notes, 6.125% interest, due October 15, 2020	375.0	375.0	—
Borrowings under Revolving Credit Facility (1)	—	—	27.0
Total interest-bearing debt	1,142.1	1,250.0	27.0
Less: current maturities of long-term debt	40.2	30.7	—
Less: borrowings under Revolving Credit Facility (1)	—	—	27.0
Total long-term debt	$1,101.9	$1,219.3	$—

(1)	Borrowings shown for September 8, 2012 were under the Company’s previous revolving credit facility.
On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under a new credit agreement (the “New Credit Agreement”) with a bank syndicate. The New Credit Agreement provided the Company with a $1,100.0 million secured credit facility, consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million (the “Term Loan A Facility”), a Term Loan B Facility in an aggregate amount of up to $350.0 million (the “Term Loan B Facility” and collectively with the Term Loan A Facility the "Term Loan Facilities") and a Revolving Credit Facility in an aggregate amount of up to $200.0 million (the “Revolving Credit Facility”). The New Credit Agreement also provided the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300.0 million. As of September 7, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $3.1 million. As of December 29, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.9 million.
As required by the New Credit Agreement, the Company also entered into an interest rate swap with a notional amount of $462.2 million that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of its variable rate debt.
The Term Loan A Facility and the Revolving Credit Facility have a term of five years, and the Term Loan B Facility has a term of seven years. The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate as defined in the New Credit Agreement plus an applicable margin determined by the Company’s Consolidated Leverage Ratio, as defined in the New Credit Agreement, with a range of 0.375% to 1.25%, or (2) the Eurocurrency Rate as defined in the New Credit Agreement plus an applicable margin determined by the Company’s Consolidated Leverage Ratio, as defined in the New Credit Agreement, with a range of 1.375% to 2.25%.
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
The New Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the New Credit Agreement) to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the New Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (in each case as such ratios are defined in the New Credit Agreement). As of September 7, 2013 the Company was in compliance with all such restrictions and financial covenants.
Subsequent to the end of the third fiscal quarter, on October 10, 2013, the Company amended the New Credit Agreement (the "Amendment") and paid down the balance of the Term Loan B Facility to zero while increasing the balance of the Term Loan A Facility to $775.0 million, resulting in a decrease in the applicable interest rate. The Amendment also extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility to October 10, 2018, allowed for incremental facilities that, when combined with the Term Loan A Facility and the Revolving Credit Facility, do not exceed $1,350.0 million in the aggregate, and made certain other changes to the New Credit Agreement. The Amendment also increased the swingline subfacility to $50.0 million under the Revolving Credit Facility.
On October 9, 2012, the Company also issued a total of $375.0 million in senior notes in a private placement offering (the “Notes”). The Notes bear interest at 6.125% and are due in 2020. Related interest payments are due semi-annually. The Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
For the 12 and 36 weeks ended September 7, 2013, the Company included in interest expense the amortization of deferred financing costs of approximately $1.5 million and $4.6 million, respectively. For the 12 and 36 weeks ended September 8, 2012, the Company included in interest expense the amortization of deferred financing costs of approximately $0.1 million and $0.3 million, respectively.
The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facilities and cash on hand, to finance the PLG acquisition, repay any amounts outstanding under prior indebtedness, terminate its previous revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the PLG acquisition.
Cash flows from operating activities, along with borrowings under the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund growth initiatives, pay dividends or repurchase the Company’s common stock.

6.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The changes in accumulated other comprehensive income (loss) are as follows for the periods indicated:
Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts	Interest rate swap	Pension adjustments	Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)	$(1.0)	$(90.7)	$(87.5)
Other comprehensive income (loss) before reclassifications	(4.7)	(0.9)	1.0	—	(4.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	—	9.1	9.7
Net current-period other comprehensive income (loss)	(4.7)	(0.3)	1.0	9.1	5.1
Balance of accumulated other comprehensive income (loss) as of June 15, 2013	1.2	(2.0)	—	(81.6)	(82.4)
Other comprehensive income (loss) before reclassifications	(5.3)	1.1	3.1	—	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	—	4.6	5.1
Net current-period other comprehensive income (loss)	(5.3)	1.6	3.1	4.6	4.0
Balance of accumulated other comprehensive income (loss) as of September 7, 2013	$(4.1)	$(0.4)	$3.1	$(77.0)	$(78.4)

(1)	All amounts are net of tax and noncontrolling interest.
The reclassification adjustments out of accumulated other comprehensive income (loss) are as follows for the periods indicated:

12 Weeks Ended
September 7, 2013
Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)
(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Foreign exchange contracts:
Reclassification adjustments into cost of goods sold	$0.8	Cost of goods sold
	0.8	Total before tax
	(0.3)	Tax benefit
	$0.5	Net of tax
Amortization of defined benefit pension items:
Prior actuarial loss	$7.1	(2)
	7.1	Total before tax
	(2.5)	Tax benefit
	$4.6	Net of tax
Total reclassifications for the period ending	$5.1	Net of tax

36 Weeks Ended
September 7, 2013
Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)
(In millions)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Foreign exchange contracts:
Reclassification adjustments into cost of goods sold	$1.7	Cost of goods sold
	1.7	Total before tax
	(0.6)	Tax benefit
	$1.1	Net of tax
Amortization of defined benefit pension items:
Prior actuarial loss	$21.1	(2)
	21.1	Total before tax
	(7.4)	Tax benefit
	$13.7	Net of tax
Total reclassifications for the period ending	$14.8	Net of tax

(1)	Amounts in parentheses indicate increases to net earnings.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 9 for additional details).

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap agreement, borrowings under the Company’s Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. As of September 7, 2013 the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,142.1 million and $1,159.7 million, respectively. As of December 29, 2012, the carrying value and the fair value of the Company’s long-term debt, including current maturities, were $1,250.0 million and $1,308.9 million, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2). The Company does not hold or issue financial instruments for trading purposes.
The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 7, 2013 and September 8, 2012, foreign exchange contracts with a notional value of $96.0 million and $83.1 million, respectively, were outstanding to purchase U.S. dollars with maturities ranging up to 336 days for both periods. These contracts have been designated as cash flow hedges.

The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 7, 2013 and September 8, 2012.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 7, 2013	September 8, 2012
Financial assets
Interest rate swap asset	$4.7	$—
Financial liabilities
Foreign exchange contracts liability	$0.2	$1.5
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 and 36 weeks ended September 7, 2013 and September 8, 2012. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company has one interest rate swap agreement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.
The differential paid or received on the interest rate swap agreement is recognized as interest expense. The Company’s interest rate swap arrangement, which reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt, has a notional amount of $462.2 million. This derivative instrument, which, unless otherwise terminated, will expire on October 6, 2017, has been designated as a cash flow hedge of the debt. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). All share and per share data in this Quarterly Report on Form 10-Q has been presented to reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013. The Company recognized compensation expense of $7.4 million and $21.1 million, and related income tax benefits of $2.6 million and $7.1 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 7, 2013, respectively.
The Company recognized compensation expense of $3.1 million and $11.0 million, and related income tax benefits of $1.0 million and $3.6 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 8, 2012, respectively.
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

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $5.22 and $5.36 for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively, with the following weighted-average assumptions:

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Expected market price volatility (1)	30.8%	36.9%	33.3%	37.8%
Risk-free interest rate (2)	1.1%	0.5%	0.6%	0.6%
Dividend yield (3)	1.0%	1.3%	1.2%	1.3%
Expected term (4)	4 years	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 237,526 and 2,142,090 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 and 36 weeks ended September 7, 2013, respectively. During the 12 and 36 weeks ended September 7, 2013, the Company canceled 59,748 and 171,388 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 709,734 and 2,385,500 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 and 36 weeks ended September 8, 2012, respectively. During the 12 and 36 weeks ended September 8, 2012, the Company canceled 41,474 and 72,692 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

9.	PENSION EXPENSE
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Service cost pertaining to benefits earned during the period	$2.0	$1.8	$6.2	$5.3
Interest cost on projected benefit obligations	4.3	3.3	13.0	9.9
Expected return on pension assets	(4.8)	(3.4)	(14.5)	(10.3)
Net amortization loss	7.1	4.8	21.1	14.5
Net pension expense	$8.6	$6.5	$25.8	$19.4

10.	INCOME TAXES
The Company’s effective tax rate for the 12 weeks ended September 7, 2013 and September 8, 2012 was 25.9% and 27.1%, respectively. For the 36 weeks ended September 7, 2013 and September 8, 2012, the Company’s effective tax rate was 24.2% and 17.7%, respectively. The lower effective tax rate for the 12 weeks ended September 7, 2013 versus the prior year reflects the benefit from the deductibility of the acquisition-related transaction and integration expenses occurring primarily in high statutory tax rate jurisdictions. The higher effective tax rate for the 36 weeks ended September 7, 2013 versus the prior year reflects the benefits in the prior year of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies.
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
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2013	2014	2015	2016	2017	Thereafter
Minimum royalties	$1.1	$1.7	$1.5	$—	$—	$—
Minimum advertising	4.0	7.9	9.0	3.1	2.7	8.8

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.3 million, respectively, for the 12 and 36 weeks ended September 7, 2013. For the 12 and 36 weeks ended September 8, 2012, the Company incurred royalty expense of $0.4 million and $1.3 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, for the 12 and 36 weeks ended September 7, 2013 the Company incurred advertising expense of $0.9 million and $3.0 million, respectively. For the 12 and 36 weeks ended September 8, 2012, the Company incurred advertising expense of $0.9 million and $2.6 million, respectively.

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
The Other category consists of the Company’s multi-branded consumer direct business, leather marketing operations, and sourcing operations that include third-party commission revenues. The Corporate category consists primarily of unallocated corporate expenses including acquisition-related transaction and integration expenses. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. The Company allocated goodwill in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other in connection with the reorganization of the Company’s brand portfolio in the first quarter of fiscal 2013.
The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated condensed financial statements.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Revenue:
Lifestyle Group	$295.8	$38.0	$821.3	$98.9
Performance Group	254.1	152.2	694.5	454.3
Heritage Group	144.6	143.5	373.7	374.2
Other	22.1	19.4	60.8	61.2
Total	$716.6	$353.1	$1,950.3	$988.6
Operating (loss) profit:
Lifestyle Group	$56.6	$9.9	$148.5	$22.0
Performance Group	56.4	33.4	137.8	101.2
Heritage Group	24.6	25.6	56.0	57.7
Other	0.2	(0.7)	(0.3)	(1.3)
Corporate	(51.5)	(21.9)	(167.7)	(73.5)
Total	$86.3	$46.3	$174.3	$106.1

(In millions)	September 7, 2013	September 8, 2012
Total assets:
Lifestyle Group	$1,448.9	$79.6
Performance Group	547.9	256.3
Heritage Group	277.7	251.7
Other	63.3	55.6
Corporate	332.4	304.8
Total	$2,670.2	$948.0
Goodwill:
Lifestyle Group	$329.5	$6.5
Performance Group	92.9	10.3
Heritage Group	23.4	22.8
Total	$445.8	$39.6

13.	BUSINESS ACQUISITIONS
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
The Company funded the transaction using a combination of approximately $88.8 million of cash on hand and new borrowings. The Company’s debt financing included net proceeds from the term loan debt associated with the New Credit Agreement and net proceeds from the Notes.
During the first quarter of fiscal 2013, the Company reorganized its brand portfolio into three reportable operating segments, as described above. PLG’s operating results are included in the Performance Group and the Lifestyle Group operating segments.
For the 12 weeks ended September 7, 2013, the Company incurred $7.4 million of acquisition-related transaction and integration costs. These costs include compensation expenses ($4.6 million), other purchased services ($2.5 million) and professional and legal fees ($0.3 million). For the 12 weeks ended September 8, 2012, the Company incurred $3.0 million of acquisition-related transaction and integration costs. These costs included professional and legal fees ($2.6 million) and other purchased services ($0.4 million). For the 12 weeks ended September 8, 2012, the Company incurred $1.4 million of acquisition-related interest expense.
For the 36 weeks ended September 7, 2013, the Company incurred $30.5 million of acquisition-related transaction and integration costs. These costs include compensation expenses ($20.3 million), other purchased services ($6.2 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($1.6 million). For the 36 weeks ended September 8, 2012, the Company incurred $7.9 million of acquisition-related transaction and integration costs. These costs included professional and legal fees ($7.3 million) and other purchased services ($0.6 million). For the 36 weeks ended September 8, 2012, the Company incurred $1.4 million of acquisition-related interest expense.
During the measurement period, the Company made certain post-closing adjustments related to the valuation of a receivable due from the seller, other assets and accruals, intangible assets and deferred income taxes that resulted in a net reduction to goodwill of $11.1 million. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition:

(In millions)	Initial valuation at December 29, 2012	Measurement period adjustments	Adjusted preliminary valuation at September 7, 2013
Cash	$23.6	$—	$23.6
Accounts receivable	146.9	4.3	151.2
Inventories	203.5	—	203.5
Deferred income taxes	13.6	—	13.6
Other current assets	13.2	—	13.2
Property, plant and equipment	77.1	—	77.1
Goodwill	419.6	(11.1)	408.5
Intangible assets	820.6	—	820.6
Other	11.2	1.8	13.0
Total assets acquired	1,729.3	(5.0)	1,724.3
Accounts payable	97.4	—	97.4
Other accrued liabilities	40.0	1.5	41.5
Deferred income taxes	294.7	(6.5)	288.2
Accrued pension liabilities	37.7	—	37.7
Other liabilities	10.0	—	10.0
Total liabilities assumed	479.8	(5.0)	474.8
Net assets acquired	$1,249.5	$—	$1,249.5
The allocations of the purchase price above are still considered preliminary and are based upon valuation information available and estimates and assumptions made at December 29, 2012 and September 7, 2013. The Company is still verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes and uncertain tax provisions, accrued pension liabilities and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which will close during the fourth quarter of fiscal 2013.

The excess of the purchase price over the fair value of net assets acquired of $408.5 million was preliminarily recorded as goodwill in the consolidated condensed balance sheets and has been assigned to the Performance Group and Lifestyle Group reportable operating segments as follows:

(In millions)	Goodwill from the acquisition of PLG

Performance Group	$82.4
Lifestyle Group	326.1
Total	$408.5
The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of PLG. Substantially all of the goodwill is not amortizable for income tax purposes.

Intangible assets acquired in the acquisition were preliminarily valued as follows:

(In millions)	Intangible asset	Useful life
Trade names and trademarks	$670.8	Indefinite
Customer lists	100.5	3-20 years
Licensing agreements	28.8	4-5 years
Developed product technology	14.8	3-5 years
Backlog	5.1	6 months
Net favorable leases	0.6	10 years
Total intangible assets acquired	$820.6
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

14.	SUBSEQUENT EVENTS
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure its Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of sourced goods, as described below (the “Restructuring Plan”). The Company intends to close a manufacturing facility in the Dominican Republic and is evaluating strategic alternatives with respect to a second manufacturing facility in the Dominican Republic. As a result of this Restructuring Plan, the Company will incur charges relating to the disposal of property and equipment, write down of inventory that will no longer be used in the Company's production process, and severance costs to be paid to employees. The range of charges is currently estimated to be between $7.0 million and $10.4 million. The Company expects to complete the Restructuring Plan in fiscal 2014 with the majority of costs incurred in the fourth quarter of fiscal 2013.
See Note 5 for a description of the Company's amendment to the New Credit Agreement completed on October 10, 2013.

15.	SUBSIDIARY GUARANTORS OF THE NOTES
The following tables present consolidated condensed financial information for (a) the Company (for purposes of this discussion and table, “Parent”); (b) the guarantors of the Notes, which include substantially all of the domestic, wholly-owned subsidiaries of the Parent (“Subsidiary Guarantors”); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 weeks ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$135.5	$1,527.4	$226.0	$(1,172.3)	$716.6
Cost of goods sold	95.0	1,358.1	130.1	(1,152.6)	430.6
Gross profit	40.5	169.3	95.9	(19.7)	286.0
Selling, general and administrative expenses	24.5	115.2	72.6	(20.0)	192.3
Acquisition-related transaction and integration costs	4.1	1.2	2.1	—	7.4
Operating profit	11.9	52.9	21.2	0.3	86.3
Other expenses:
Interest expense – net	11.9	—	—	—	11.9
Acquisition-related interest expense	—	—	—	—	—
Other expense – net	(0.9)	0.1	2.0	(0.2)	1.0
	11.0	0.1	2.0	(0.2)	12.9
Earnings before income taxes	0.9	52.8	19.2	0.5	73.4
Income taxes	17.1	—	1.9	—	19.0
Earnings before equity in earnings (loss) of consolidated subsidiaries	(16.2)	52.8	17.3	0.5	54.4
Equity in earnings (loss) of consolidated subsidiaries	70.6	133.0	(6.1)	(197.5)	—
Net earnings	54.4	185.8	11.2	(197.0)	54.4
Net (earnings) loss attributable to non-controlling interests	—	—	—	—	—
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$54.4	$185.8	$11.2	$(197.0)	$54.4

Comprehensive income	$58.4	$185.8	$7.3	$(193.1)	$58.4
Comprehensive (income) loss attributable to non-controlling interest	—	—	—	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$58.4	$185.8	$7.3	$(193.1)	$58.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 weeks ended September 8, 2012
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$129.5	$128.5	$128.0	$(32.9)	$353.1
Cost of goods sold	93.6	80.3	65.0	(24.4)	214.5
Gross profit	35.9	48.2	63.0	(8.5)	138.6
Selling, general and administrative expenses	22.1	32.1	43.6	(8.5)	89.3
Acquisition-related transaction and integration costs	3.0	—	—	—	3.0
Operating profit	10.8	16.1	19.4	—	46.3
Other expenses:
Interest expense – net	0.8	(0.1)	(0.4)	—	0.3
Acquisition-related interest expense	1.4	—	—	—	1.4
Other expense – net	—	0.1	(0.4)	—	(0.3)
	2.2	—	(0.8)	—	1.4
Earnings before income taxes	8.6	16.1	20.2	—	44.9
Income taxes	10.6	—	1.5	—	12.1
Earnings before equity in earnings (loss) of consolidated subsidiaries	(2.0)	16.1	18.7	—	32.8
Equity in earnings (loss) of consolidated subsidiaries	34.7	19.3	24.8	(78.8)	—
Net earnings	32.7	35.4	43.5	(78.8)	32.8
Net (earnings) loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$32.7	$35.4	$43.4	$(78.8)	$32.7

Comprehensive income	$37.1	$35.4	$47.9	$(83.2)	$37.2
Comprehensive (income) loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$37.1	$35.4	$47.8	$(83.2)	$37.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 weeks ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$357.1	$2,868.2	$548.0	$(1,823.0)	$1,950.3
Cost of goods sold	253.7	2,385.3	293.9	(1,771.7)	1,161.2
Gross profit	103.4	482.9	254.1	(51.3)	789.1
Selling, general and administrative expenses	112.7	325.9	196.3	(50.6)	584.3
Acquisition-related transaction and integration costs	12.5	12.8	5.2	—	30.5
Operating profit	(21.8)	144.2	52.6	(0.7)	174.3
Other expenses:
Interest expense – net	37.3	—	—	—	37.3
Acquisition-related interest expense	—	—	—	—	—
Other expense – net	(0.9)	0.1	2.8	—	2.0
	36.4	0.1	2.8	—	39.3
Earnings before income taxes	(58.2)	144.1	49.8	(0.7)	135.0
Income taxes	27.7	—	5.0	—	32.7
Earnings before equity in earnings (loss) of consolidated subsidiaries	(85.9)	144.1	44.8	(0.7)	102.3
Equity in earnings (loss) of consolidated subsidiaries	188.0	293.4	45.9	(527.3)	—
Net earnings	102.1	437.5	90.7	(528.0)	102.3
Net (earnings) loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$102.1	$437.5	$90.5	$(528.0)	$102.1

Comprehensive income	$111.2	$437.5	$82.3	$(519.6)	$111.4
Comprehensive (income) loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$111.2	$437.5	$82.1	$(519.6)	$111.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 weeks ended September 8, 2012
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$349.6	$375.7	$345.0	$(81.7)	$988.6
Cost of goods sold	256.6	230.9	170.7	(58.4)	599.8
Gross profit	93.0	144.8	174.3	(23.3)	388.8
Selling, general and administrative expenses	86.4	84.5	128.1	(24.2)	274.8
Acquisition-related transaction and integration costs	7.9	—	—	—	7.9
Operating profit	(1.3)	60.3	46.2	0.9	106.1
Other expenses:
Interest expense – net	0.7	(0.1)	0.4	—	1.0
Acquisition-related interest expense	1.4	—	—	—	1.4
Other expense – net	—	0.1	1.2	—	1.3
	2.1	—	1.6	—	3.7
Earnings before income taxes	(3.4)	60.3	44.6	0.9	102.4
Income taxes	17.0	—	1.1	—	18.1
Earnings before equity in earnings (loss) of consolidated subsidiaries	(20.4)	60.3	43.5	0.9	84.3
Equity in earnings (loss) of consolidated subsidiaries	104.8	39.7	59.9	(204.4)	—
Net earnings	84.4	100.0	103.4	(203.5)	84.3
Net (earnings) loss attributable to non-controlling interests	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$84.4	$100.0	$103.5	$(203.5)	$84.4

Comprehensive income	$86.0	$100.0	$105.0	$(205.1)	$85.9
Comprehensive (income) loss attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$86.0	$100.0	$105.1	$(205.1)	$86.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(3.4)	$13.1	$138.1	$—	$147.8
Accounts receivable, net	101.8	226.6	147.0	3.5	478.9
Inventories:
Finished products	64.7	279.3	90.3	(1.4)	432.9
Raw materials and work-in-process	0.8	0.6	28.3	—	29.7
	65.5	279.9	118.6	(1.4)	462.6
Deferred income taxes	9.4	16.9	0.4	—	26.7
Prepaid expenses and other current assets	17.6	3.8	12.1	0.6	34.1
Total current assets	190.9	540.3	416.2	2.7	1,150.1
Property, plant and equipment:
Gross cost	220.5	136.5	54.2	—	411.2
Accumulated depreciation	(170.2)	(49.0)	(36.7)	—	(255.9)
	50.3	87.5	17.5	—	155.3
Other assets:
Goodwill and indefinite-lived intangibles	11.7	1,032.0	94.8	—	1,138.5
Amortizable intangibles, net	0.4	129.9	0.2	—	130.5
Deferred income taxes	0.2	—	0.2	—	0.4
Deferred financing costs, net	34.3	—	—	—	34.3
Other	45.4	9.4	4.0	2.3	61.1
Intercompany accounts receivable	—	1,209.2	132.8	(1,342.0)	—
Investment in affiliates	2,752.3	510.2	384.7	(3,647.2)	—
	2,844.3	2,890.7	616.7	(4,986.9)	1,364.8
Total assets	$3,085.5	$3,518.5	$1,050.4	$(4,984.2)	$2,670.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44.5	$86.7	$48.1	$3.5	$182.8
Accrued salaries and wages	22.0	11.2	7.6	—	40.8
Other accrued liabilities	59.9	8.5	41.4	1.5	111.3
Current maturities of long-term debt	40.2	—	—	—	40.2
Total current liabilities	166.6	106.4	97.1	5.0	375.1
Long-term debt, less current maturities	1,101.9	—	—	—	1,101.9
Accrued pension liabilities	131.8	35.6	—	—	167.4
Deferred income taxes	(49.7)	284.1	1.7	—	236.1
Intercompany accounts payable	958.9	24.8	358.3	(1,342.0)	—
Other liabilities	9.5	9.2	3.0	—	21.7
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	766.5	3,058.4	588.8	(3,647.2)	766.5
Non-controlling interest	—	—	1.5	—	1.5
Total stockholders’ equity	766.5	3,058.4	590.3	(3,647.2)	768.0
Total liabilities and stockholders’ equity	$3,085.5	$3,518.5	$1,050.4	$(4,984.2)	$2,670.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 8, 2012
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$(5.5)	$144.2	$—	$144.3
Accounts receivable, net	102.8	77.8	99.9	—	280.5
Inventories:
Finished products	77.7	78.9	84.9	—	241.5
Raw materials and work-in-process	1.8	0.3	26.1	—	28.2
	79.5	79.2	111.0	—	269.7
Deferred income taxes	14.4	—	(0.1)	—	14.3
Prepaid expenses and other current assets	8.2	2.6	7.8	—	18.6
Total current assets	210.5	154.1	362.8	—	727.4
Property, plant and equipment:
Gross cost	209.4	46.1	45.4	—	300.9
Accumulated depreciation	(162.5)	(30.8)	(31.7)	—	(225.0)
	46.9	15.3	13.7	—	75.9
Other assets:
Goodwill and indefinite-lived intangibles	11.3	14.2	32.0	—	57.5
Amortizable intangibles, net	0.3	0.3	0.2	—	0.8
Deferred income taxes	45.2	—	(2.1)	—	43.1
Deferred financing costs, net	0.4	—	—	—	0.4
Other	39.4	—	3.5	—	42.9
Intercompany accounts receivable	229.6	432.1	125.6	(787.3)	—
Investment in affiliates	749.2	203.5	382.4	(1,335.1)	—
	1,075.4	650.1	541.6	(2,122.4)	144.7
Total assets	$1,332.8	$819.5	$918.1	$(2,122.4)	$948.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 8, 2012
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.9	$10.7	$25.9	$—	$59.5
Accrued salaries and wages	10.8	1.6	4.7	—	17.1
Other accrued liabilities	28.8	12.2	26.4	—	67.4
Borrowings under revolving credit agreement	27.0	—	—	—	27.0
Total current liabilities	89.5	24.5	57.0	—	171.0
Long-term debt, less current maturities	—	—	—	—	—
Accrued pension liabilities	95.3	—	—	—	95.3
Intercompany accounts payable	473.0	5.9	308.4	(787.3)	—
Other liabilities	8.4	1.2	4.4	—	14.0
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	666.6	787.9	547.2	(1,335.1)	666.6
Non-controlling interest	—	—	1.1	—	1.1
Total stockholders’ equity	666.6	787.9	548.3	(1,335.1)	667.7
Total liabilities and stockholders’ equity	$1,332.8	$819.5	$918.1	$(2,122.4)	$948.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 weeks ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103.2	$(17.2)	$39.4	$—	$125.4
Investing activities
Additions to property, plant and equipment	(9.1)	(18.2)	(1.9)	—	(29.2)
Proceeds from sale of property, plant and equipment	—	—	2.8	—	2.8
Investment in joint venture	—	—	(1.6)	—	(1.6)
Other	(1.8)	—	—	—	(1.8)
Net cash provided by (used in) investing activities	(10.9)	(18.2)	(0.7)	—	(29.8)
Financing activities
Payments of long-term debt	(107.9)	—	—	—	(107.9)
Cash dividends paid	(17.7)	—	—	—	(17.7)
Surrender of common stock for treasury	(0.6)	—	—	—	(0.6)
Proceeds from shares issued under stock incentive plans	7.2	—	—	—	7.2
Excess tax benefits from stock-based compensation	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities	(117.0)	—	—	—	(117.0)
Effect of foreign exchange rate changes	—	—	(2.2)	—	(2.2)
Increase (decrease) in cash and cash equivalents	(24.7)	(35.4)	36.5	—	(23.6)
Cash and cash equivalents at beginning of the period	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the period	$(3.4)	$13.1	$138.1	$—	$147.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 weeks ended September 8, 2012
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3.1	$(6.4)	$11.9	$—	$8.6
Investing activities
Additions to property, plant and equipment	(5.4)	(1.9)	(1.0)	—	(8.3)
Investment in joint venture	—	—	(2.5)	—	(2.5)
Other	0.9	(0.2)	(2.5)	—	(1.8)
Net cash provided by (used in) investing activities	(4.5)	(2.1)	(6.0)	—	(12.6)
Financing activities
Net borrowings under revolver	16.0	—	—	—	16.0
Payments of long-term debt	—	—	(0.5)	—	(0.5)
Cash dividends paid	(17.6)	—	—	—	(17.6)
Purchase of common stock for treasury	(2.4)	—	—	—	(2.4)
Surrender of common stock for treasury	(5.7)	—	—	—	(5.7)
Proceeds from shares issued under stock incentive plans	9.1	—	—	—	9.1
Excess tax benefits from stock-based compensation	6.1	—	—	—	6.1
Contributions from non-controlling interests	—	—	1.2	—	1.2
Net cash provided by (used in) financing activities	5.5	—	0.7	—	6.2
Effect of foreign exchange rate changes	—	—	2.1	—	2.1
Increase (decrease) in cash and cash equivalents	4.1	(8.5)	8.7	—	4.3
Cash and cash equivalents at beginning of the period	1.5	3.0	135.5	—	140.0
Cash and cash equivalents at end of the period	$5.6	$(5.5)	$144.2	$—	$144.3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at September 7, 2013. This diverse brand portfolio and broad geographic reach position the Company for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 7, 2013, the Company operated 454 retail stores in the United States, Canada and the United Kingdom and 63 consumer direct websites.
2013 FINANCIAL OVERVIEW

•
Revenue for the third quarter of fiscal 2013 was $716.6 million, an increase of 102.9% compared to the third quarter of fiscal 2012. All three of the Company's reportable segments contributed to the excellent revenue performance in the third quarter of fiscal 2013.

•
Gross margin for the third quarter of fiscal 2013 was 39.9%, an increase of 70 basis points from the third quarter of fiscal 2012. Gross margin benefited from favorable channel mix during the third quarter of fiscal 2013.

•
Operating expenses as a percentage of revenue increased to 27.9% for the third quarter of fiscal 2013 compared to 26.1% for the third quarter of fiscal 2012. The year-over-year increase was impacted by acquisition-related transaction and integration costs; incremental amortization expense, pension and compensation expenses; a higher percentage of revenue derived from consumer direct activities; and incremental brand building investments.

•
The effective tax rate in the third quarter of fiscal 2013 was 25.9% compared to 27.1% in the third quarter of fiscal 2012. The lower effective tax rate in the current fiscal year third quarter reflects the benefit from the deductibility of the acquisition-related transaction and integration expenses in primarily high statutory tax rate jurisdictions.

•
All per share data has been presented to reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013. Reported diluted earnings per share for the third quarter of fiscal 2013, on a post-stock split basis, were $0.54 compared to $0.33 per share for the third quarter of fiscal 2012.

•	The Company declared cash dividends of $0.06 per share, on a post-stock split basis in both the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended			36 Weeks Ended
(In millions, except per share data)	September 7, 2013	September 8, 2012	Percent Change	September 7, 2013	September 8, 2012	Percent Change
Revenue	$716.6	$353.1	102.9%	$1,950.3	$988.6	97.3%
Cost of goods sold	430.6	214.5	100.7	1,161.2	599.8	93.6
Gross profit	286.0	138.6	106.3	789.1	388.8	103.0
Selling, general and administrative expenses	192.3	89.3	115.3	584.3	274.8	112.6
Acquisition-related transaction and integration costs	7.4	3.0	146.7	30.5	7.9	286.1
Operating profit	86.3	46.3	86.4	174.3	106.1	64.3
Interest expense – net	11.9	0.3	3,866.7	37.3	1.0	3,630.0
Acquisition related interest expense	—	1.4	(100.0)	—	1.4	(100.0)
Other expense – net	1.0	(0.3)	(433.3)	2.0	1.3	53.8
Earnings before income taxes	73.4	44.9	63.5	135.0	102.4	31.8
Income tax expense	19.0	12.1	57.0	32.7	18.1	80.7
Net earnings	54.4	32.8	65.9	102.3	84.3	21.4
Net (earnings) loss attributable to non-controlling interest	—	(0.1)	(100.0)	(0.2)	0.1	(300.0)
Net earnings attributable to Wolverine World Wide, Inc.	54.4	32.7	66.4	102.1	84.4	21.0
Diluted earnings per share	$0.54	$0.33	63.6%	$1.02	$0.86	18.6%
REVENUE
Revenue was $716.6 million for the third quarter of fiscal 2013, up $363.5 million from the third quarter of fiscal 2012. The inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012, drove the increase. Changes in foreign exchange rates had a minimal impact on reported revenue growth for the third quarter of fiscal 2013.
Revenue was $1,950.3 million for the first three quarters of fiscal 2013, up $961.7 million compared with the first three quarters of fiscal 2012. The inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012, drove the increase. Changes in foreign exchange rates had a minimal impact on reported revenue growth for the first three quarters of fiscal 2013.
GROSS MARGIN
For the third quarter of fiscal 2013, the Company’s gross margin was 39.9% compared to 39.2% in the third quarter of fiscal 2012. The increase was a result of favorable channel mix of 130 basis points and higher selling prices of 80 basis points, which were partially offset by higher product costs of 110 basis points and the negative impact of foreign exchange forward contracts of 60 basis points.
Gross margin for the first three quarters of fiscal 2013 was 40.5% compared to 39.3% for the first three quarters of fiscal 2012. The increase was a result of favorable channel mix of 140 basis points and higher selling prices of 110 basis points, which were partially offset by higher product costs of 70 basis points and the negative impact of foreign exchange forward contracts of 40 basis points.

OPERATING EXPENSES
Operating expenses increased $107.4 million, from $92.3 million in the third quarter of fiscal 2012 to $199.7 million in the third quarter of fiscal 2013. Approximately $4.4 million of the increase relates to higher acquisition-related transaction and integration costs associated with the integration of PLG. For the third quarter of fiscal 2013 these costs were $7.4 million consisting of compensation expenses ($4.6 million), other purchased services ($2.5 million) and professional and legal fees ($0.3 million). For the third quarter of fiscal 2012, the Company incurred $3.0 million of acquisition-related transaction and integration costs consisting of professional and legal fees ($2.6 million) and other purchased services ($0.4 million). Incremental amortization expense ($4.1 million), incremental brand building investments ($4.5 million), incremental compensation expense ($8.2 million) and incremental pension expense ($2.1 million) also contributed to the increase in operating expenses. The remainder of the operating expense increase is due to the inclusion of the operating expenses of the PLG business within the Company’s results.
Operating expenses were $614.8 million in the first three quarters of fiscal 2013, an increase of $332.1 million from the first three quarters of fiscal 2012. Approximately $22.6 million of the increase relates to higher acquisition-related transaction and integration costs associated with the integration of PLG. For the first three quarters of fiscal 2013 these costs were $30.5 million consisting of compensation expenses ($20.3 million), other purchased services ($6.2 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($1.6 million). For the first three quarters of fiscal 2012, the Company incurred $7.9 million of acquisition-related transaction and integration costs consisting of professional and legal fees ($7.3 million) and other purchased services ($0.6 million). Incremental amortization expense ($13.9 million), incremental brand building investments ($11.1 million), incremental compensation expense ($14.6 million) and incremental pension expense ($6.4 million) also contributed to the increase in operating expenses. The remainder of the operating expense increase is due to the inclusion of the operating expenses of the PLG business within the Company’s results.
INTEREST, OTHER AND TAXES
Net interest expense was $11.9 million in the third quarter of fiscal 2013 compared to $0.3 million in the third quarter of fiscal 2012. Net interest expense was $37.3 million in the first three quarters of fiscal 2013 compared to $1.0 million in the first three quarters of fiscal 2012. The increase in the current fiscal year for both periods was due to the increase in the Company’s long-term debt related to the acquisition of the PLG business.
The Company’s effective tax rates in the third quarter of fiscal 2013 and fiscal 2012 were 25.9% and 27.1%, respectively. The Company’s effective tax rates in the first three quarters of fiscal 2013 and fiscal 2012 were 24.2% and 17.7%, respectively. The lower effective tax rate for the 12 weeks ended September 7, 2013 versus the prior year reflects the benefit from the deductibility of the acquisition-related transaction and integration expenses in primarily high statutory tax rate jurisdictions. The higher effective tax rate for the 36 weeks ended September 7, 2013 versus the prior year reflects the benefits in the prior year of a favorable court decision in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax and free trade zones where the Company owns manufacturing operations. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.

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
The Other category consists of the Company’s multi-branded consumer direct business, leather marketing operations, and sourcing operations, which include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses.

The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 7, 2013	September 8, 2012	Change	Percent Change	September 7, 2013	September 8, 2012	Change	Percent Change
Revenue:
Lifestyle Group	$295.8	$38.0	$257.8	678.4%	$821.3	$98.9	$722.4	730.4%
Performance Group	254.1	152.2	101.9	67.0	694.5	454.3	240.2	52.9
Heritage Group	144.6	143.5	1.1	0.8	373.7	374.2	(0.5)	(0.1)
Other	22.1	19.4	2.7	13.9	60.8	61.2	(0.4)	(0.7)
Total	$716.6	$353.1	$363.5	102.9%	$1,950.3	$988.6	$961.7	97.3%

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 7, 2013	September 8, 2012	Change	Percent Change	September 7, 2013	September 8, 2012	Change	Percent Change
Operating (loss) profit:
Lifestyle Group	$56.6	$9.9	$46.7	471.7%	$148.5	$22.0	$126.5	575.0%
Performance Group	56.4	33.4	23.0	68.9	137.8	101.2	36.6	36.2
Heritage Group	24.6	25.6	(1.0)	(3.9)	56.0	57.7	(1.7)	(2.9)
Other	0.2	(0.7)	0.9	128.6	(0.3)	(1.3)	1.0	76.9
Corporate	(51.5)	(21.9)	(29.6)	(135.2)	(167.7)	(73.5)	(94.2)	(128.2)
Total	$86.3	$46.3	$40.0	86.4%	$174.3	$106.1	$68.2	64.3%
Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue increased $257.8 million, or 678.4%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The Lifestyle Group’s revenue increased $722.4 million, or 730.4%, in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. The revenue increase in both the third quarter and first three quarters in fiscal 2013 is due to the inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands.
The Lifestyle Group’s operating profit increased $46.7 million, or 471.7% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The Lifestyle Group’s operating profit increased $126.5 million, or 575.0% in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. The operating profit increase in both the third quarter and first three quarters in fiscal 2013 is due to the inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands.

Performance Group
The Performance Group’s revenue increased $101.9 million, or 67.0%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase was due partially to the Merrell® brand's growth rate in the low teens. The Chaco® brand experienced a strong growth rate in the mid-eighties due to an increase in at-once orders. The remainder of the increase is due to the inclusion of the newly acquired Saucony® brand. The Performance Group’s revenue increased $240.2 million, or 52.9%, in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. Merrell®'s revenue growth was in the low single digits due to growth across multiple product categories. Chaco® revenue growth rate in the high teens was due to an increase in at-once orders. The remainder of the increase was due to the inclusion of the newly acquired Saucony® brand.
The Performance Group’s operating profit increased $23.0 million, or 68.9%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. A growth rate in the high teens for the Merrell® brand was driven by volume increases. The remainder of the increase was driven by the inclusion of the newly acquired Saucony® brand. The Performance Group’s operating profit increased $36.6 million, or 36.2%, in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. A mid single digit rate decrease in the Merrell® brand was more than offset by the inclusion of the newly acquired Saucony® brand.
Heritage Group
The Heritage Group’s revenue increased $1.1 million, or 0.8%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The Heritage Group’s revenue decreased $0.5 million, or 0.1%, in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012.

Corporate
The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration expenses. Corporate expenses were $51.5 million in the third quarter of fiscal 2013 compared to $21.9 million in the third quarter of fiscal 2012. The drivers of the $29.6 million increase include $13.0 million of corporate expenses for the acquired PLG business and an increase of $4.4 million for PLG acquisition-related transaction and integration costs. The Company also incurred increased compensation costs ($7.1 million) and pension costs ($2.1 million). The remainder of the increase is due to various incremental corporate expenses due to the larger scale of the Company post acquisition of PLG.
Corporate expenses were $167.7 million in the first three quarters of fiscal 2013 compared to a $73.5 million in the first three quarters of fiscal 2012. The drivers of the $94.2 million increase include $42.6 million of corporate expenses for the acquired PLG business and an increase of $22.6 million for PLG acquisition-related transaction and integration costs. The Company also incurred increased compensation costs ($14.6 million), pension costs ($6.4 million) and inventory reserve adjustments ($2.6 million). The remainder of the increase is due to various incremental corporate expenses due to the larger scale of the Company post acquisition of PLG.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 7, 2013	December 29, 2012	September 8, 2012
Cash and cash equivalents	$147.8	$171.4	$144.3
Interest-bearing debt	1,142.1	1,250.0	27.0
Available revolving credit facility (1)	196.9	198.1	123.0
Cash provided by operating activities	125.4		8.6
Cash used in investing activities	(29.8)		(12.6)
Cash provided by (used in) financing activities	(117.0)		6.2
Additions to property, plant and equipment	29.2		8.3
Depreciation and amortization	37.0		11.5

(1)
For fiscal 2013 and 2012, amounts shown are net of outstanding letters of credit, which are applied against availability under the Company’s Revolving Credit Facility. The amount shown for fiscal 2012 is under the Company’s previous revolving credit facility and is shown net of borrowings.

Liquidity
Cash and cash equivalents of $147.8 million as of the third quarter of fiscal 2013 were $3.5 million higher compared to the third quarter of fiscal 2012. In addition, the Company had $196.9 million available under its Revolving Credit Facility as of September 7, 2013.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Through the first three quarters of fiscal 2013, changes in the components of working capital drove a use of cash of $56.3 million. The primary factor impacting working capital was an increase in accounts receivable of $128.4 million. This was partially offset by an increase in accounts payable and other operating liabilities and a decrease in other operating assets of $22.4 million, $18.0 million and $24.1 million, respectively.
Through the first three quarters of fiscal 2012, changes in the components of working capital drove a use of cash of $76.4 million. The primary factors impacting working capital were increases in accounts receivable and inventories of $59.0 million and $37.6 million, respectively. These amounts were partially offset by a decrease in other operating assets and an increase in other liabilities of $10.7 million and $9.5 million, respectively. The Company also contributed $26.7 million of cash to its pension plans in the first fiscal quarter of 2012.

Investing Activities
Net cash outflows during the first three quarters of fiscal 2013 included the Company’s investments in capital assets. The Company made capital expenditures of $29.2 million in the first three quarters of fiscal 2013 compared to $8.3 million in the first three quarters of fiscal 2012. The increase in capital expenditures was due to the inclusion of the PLG business. The majority of the capital expenditures were for information system enhancements, manufacturing equipment, building improvements and new retail store openings.
Included in investing activities in the first three quarters of fiscal 2013 were net cash proceeds of $2.8 million from the sale of a distribution facility acquired as part of the PLG acquisition.
Financing Activities
On October 9, 2012, the Company completed all conditions precedent for the receipt of funding under the New Credit Agreement with a bank syndicate. The New Credit Agreement provided the Company with a $1,100.0 million secured credit facility consisting of a Term Loan A Facility in an aggregate amount of up to $550.0 million, a Term Loan B Facility in an aggregate amount of up to $350.0 million and a Revolving Credit Facility in an aggregate amount of up to $200.0 million. The New Credit Agreement also provided the Company with the option to increase the aggregate principal amount of all facilities by up to an additional amount such that the total amount of all of the facilities does not exceed $1,300.0 million. The provisions of the New Credit Agreement require the Company to adhere to certain covenants and maintain certain performance ratios. As of September 7, 2013, the Company was in compliance with all such covenants and performance ratios and expects to continue to be in compliance in future periods.

On October 9, 2012, the Company issued $375.0 million of Notes, which bear interest at a 6.125% fixed rate and are due in 2020. Related interest payments are due semi-annually. The Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facilities and cash on hand, to finance the PLG acquisition, repay any amounts outstanding under prior indebtedness, terminate its prior revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition.
Interest-bearing debt at the end of the third quarter of fiscal 2013 was $1,142.1 million compared to $27.0 million at the end of the third quarter of fiscal 2012. The increase in debt is a result of borrowings made to finance the acquisition of PLG in the fourth quarter of fiscal 2012. Principal payments on long-term interest-bearing debt were $107.9 million and $0.5 million in the first three quarters of fiscal 2013 and fiscal 2012, respectively. The first three quarters of fiscal 2013 included voluntary payments of $85.0 million on the Term Loan B Facility debt. The Company had outstanding standby letters of credit under the Revolving Credit Facility totaling approximately $3.1 million at the end of the third quarter of fiscal 2013.
At the end of the third quarter of fiscal 2013, the Company had cash and cash equivalents of $147.8 million, of which $138.0 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.
Cash flow from operating activities, along with proceeds from the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to purchase property, plant and equipment, reduce debt, fund internal and external growth initiatives, pay dividends or repurchase the Company’s common stock.
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company did not repurchase any shares in the first three quarters of fiscal 2013. The Company repurchased $2.4 million of Company stock during the first quarter of fiscal 2012 and did not repurchase any shares in the second or third quarter of fiscal 2012.
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013.
The Company declared dividends of $0.06 per share (adjusted for the two-for-one stock split), or $5.9 million and $5.8 million, for both the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively. The 2013 dividend is payable on November 1, 2013 to stockholders of record on October 1, 2013.
Debt Refinancing
Subsequent to the end of the third fiscal quarter, on October 10, 2013, the Company amended the New Credit Agreement and paid down the balance of the Term Loan B Facility to zero while increasing the balance of the Term Loan A Facility to $775.0 million, resulting in a decrease in the applicable interest rate. The Amendment also extended the maturity date of the Term Loan A Facility and the Revolving Credit Facility to October 10, 2018, allows for incremental facilities that, when combined with the Term Loan A Facility and the Revolving Credit Facility, do not exceed $1,350.0 million in the aggregate, and made certain other changes to the New Credit Agreement. The Company has updated its estimate of debt extinguishment costs expected to be incurred in connection with entering into the Amendment and currently expects such costs to range from $13.0 million to $14.0 million. The vast majority of these costs represent a non-cash write-off of previously capitalized deferred financing costs. The debt extinguishment costs will be expensed in the Company’s fourth fiscal quarter of 2013. The Company has also updated its estimate of the expected interest expense reduction in fiscal 2014 as a result of both the Amendment and pricing reductions driven by the Company’s lower leverage ratio, and now expects an interest expense reduction within a range of $7.0 million to $8.0 million in fiscal 2014, which includes estimated cash savings ranging from $4.0 million to $5.0 million. These estimated reductions are after including the effect of the incremental cost of the interest rate swap arrangement that becomes effective in the fourth fiscal quarter of 2013.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 7, 2013 and September 8, 2012, the Company had outstanding forward currency exchange contracts to purchase $96.0 million and $83.1 million, respectively, of U.S. dollars, with maturities ranging up to 336 days for both periods.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-

term. Accordingly, the Company currently does not hedge these net investments. At September 7, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $10.0 million from their value at December 29, 2012. At September 8, 2012, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $4.7 million from their value at December 31, 2011. These changes resulted in cumulative foreign currency translation adjustments at September 7, 2013 and September 8, 2012 of accumulated other comprehensive loss of $4.1 million and accumulated other comprehensive income of $4.9 million, respectively.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its borrowing under the New Credit Agreement. As of September 7, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit of $3.1 million. At September 7, 2013 and December 29, 2012, the Company had $767.1 million and $875.0 million, respectively, of variable rate debt outstanding under the Term Loan Facilities under the New Credit Agreement. As of September 7, 2013 and December 29, 2012 the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converted $462.2 million of its variable-rate debt to fixed-rate debt.
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
During the quarter ended September 7, 2013, the Company converted certain PLG legacy operating systems, related to fixed assets and wholesale operations, to the Company's existing enterprise resource planning software system. The Company took the necessary steps to monitor and maintain appropriate internal controls while the legacy systems were being converted. These steps included procedures to preserve the integrity of the data converted and a review by management to validate the data converted. Additionally, the Company provided training related to this system to individuals using the system to carry out their job responsibilities. The Company anticipates that the conversion of these legacy systems will strengthen the Company's overall system of internal controls due to enhanced automation and integration of related processes. The system change was undertaken to integrate systems and consolidate information and was not undertaken in response to any actual or perceived deficiencies in the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below is a material addition to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2012 (the “2012 Form 10-K”), which addition should be read in conjunction with such risk factors set forth in Part I, Item 1A of the Company’s 2012 Form 10-K.
The U.S. federal government shutdown could adversely affect the Company’s business.
A U.S. federal government shutdown could adversely affect the Company’s business due to, among other things, delays in importing products at U.S. ports, supply chain disruption, and reduced purchasing by the Department of Defense or other military purchasers. In addition, if the U.S. federal government is not able to manage its fiscal matters, economic confidence may decline in the U.S. and globally, which may cause economic conditions to deteriorate in the regions where the Company operates. This deterioration could adversely affect demand for the Company’s products.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 16, 2013 to July 13, 2013)
Common Stock Repurchase Program(2)	—	—	—	$86,416,818
Employee Transactions(3)	13,836	$28.07	—
Period 2 (July 14, 2013 to August 10, 2013)
Common Stock Repurchase Program(2)	—	—	—	$86,416,818
Employee Transactions(3)	20,142	$29.23	—
Period 3 (August 11, 2013 to September 7, 2013)
Common Stock Repurchase Program(2)	—	—	—	$86,416,818
Employee Transactions(3)	442	$28.25	—
Total for Quarter ended September 7, 2013
Common Stock Repurchase Program(2)	—	—	—	$86,416,818
Employee Transactions(3)	34,420	$28.75	—

(1)
All share and per share data has been presented to reflect the two-for-one stock split in the form of a 100 percent stock dividend payable on November 1, 2013 to stockholders of record on October 1, 2013..

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES

October 17, 2013	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

October 17, 2013	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference. .

10.1
Replacement Facility Agreement, dated as of October 10, 2013, among Wolverine World Wide, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference.

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