Form 10-K
period 2013-12-28
WOLVERINE WORLD WIDE INC /DE/
filed 2014-02-25
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-6024
WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1185150
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9341 Courtland Drive N.E., Rockford, Michigan	49351
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 866-5500
Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                                                                        Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 14, 2013, the last business day of the registrant’s most recently completed second fiscal quarter: $2,527,728,401. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 10, 2014: 100,816,660.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 23, 2014 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	currency restrictions;

•	changes in future pension funding requirements and pension expenses;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•
potential negative effects that could result from a U.S. federal government shutdown, including but not limited to delays in importing products at U.S. ports, supply chain disruption, and reduced purchasing by the Department of Defense or other military purchasers;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	risks related to the significant investment in, and performance of, the Company consumer direct business;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

•
the failure of the U.S. Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•
matters relating to the Company’s 2012 acquisition of the Performance + Lifestyle Group business of Collective Brands, Inc. (“PLG” or “the PLG acquisition”), including the Company’s ability to continue to integrate and realize the benefits of the PLG acquisition or to do so on a timely basis;

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
The Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names including Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia®, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. Cat® is a registered trademark of Caterpillar, Inc., Harley-Davidson® is a registered trademark of H-D U.S.A., LLC and Patagonia® is a registered trademark of Patagonia, Inc. The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The Company believes that its primary competitive advantages are its well-recognized brand names, its patented proprietary designs, its diverse product offerings and comfort technologies, its wide range of distribution channels and its diversified manufacturing and sourcing base. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company also markets Merrell®, Saucony®, Sebago®, Sperry Top-Sider® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys, Wolverine® brand eyewear and gloves, Keds® apparel, Saucony® apparel, Sperry Top-Sider® apparel, and Stride Rite® apparel.
The Company’s brands are sold at various price points targeting a wide range of consumers of casual, work, outdoor and athletic footwear and apparel. During the first quarter of fiscal 2013, the Company reorganized its portfolio of 16 brands, including brands acquired as part of the fiscal 2012 PLG acquisition, into the following three operating segments, which the Company has determined are reportable operating segments:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.
The operating segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue of the operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; royalty income from the licensing of the Company’s trademarks; revenue from distribution arrangements with third-party distributors; and revenue from the Company’s mono-branded consumer direct businesses, including revenue from eCommerce websites. Prior year results have been restated to reflect the operating segment reorganization.
The Company also reports an Other and Corporate category. The Other category consists of the Company’s multi-brand consumer direct business, leather marketing operations, and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related transaction and integration costs and restructuring costs. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions.
The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution, logistics and customer support. The Company directly sells its products in the United States ("U.S."), Canada and certain countries in Europe to a wide range of retail customers, including department stores, national chains, catalog retailers, specialty retailers, mass merchants and Internet retailers, and to governments and municipalities. The Company’s products are marketed worldwide in approximately 200 countries and territories through Company-owned wholesale and consumer direct operations and through third-party licensees and distributors.
For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are attached as Appendix A to this Annual Report on Form 10-K. As described above, the Company has three reportable segments and the Other and Corporate categories. Financial information regarding the Company’s reportable segments and other operating categories and financial information by geographic area is found in Note 10 to the consolidated financial statements of the Company that are attached as Appendix A to this Annual Report on Form 10-K.

The Company's operating segments and related brands for fiscal 2013 are described in more detail below.

1.
Lifestyle Group - The Lifestyle Group consists of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear.

Sperry Top-Sider®: Sperry Top-Sider® is a leading nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers. The brand has been an American favorite since 1935 with the advent of the industry’s first boat shoe. Today, Sperry Top-Sider® remains the unquestioned leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. Sperry Top-Sider® has evolved into a well-balanced, multi-category and year-round lifestyle brand for men, women and children. In addition to its lifestyle products, Sperry Top-Sider® also offers sport-specific and athlete-tested performance footwear solutions for sailors, boaters, anglers and multi-water sports enthusiasts. The Advance Water Technologies™ product collection featuring ASV™ (Anti-Shock and Vibration), Grip X3 Technology® and SON-R Technology® has allowed Sperry Top-Sider® to reinforce its position as an innovation leader in these categories. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through its own Company-owned specialty retail stores.
Stride Rite®: With a history dating back to 1919, Stride Rite® is an industry leader in children's footwear technology and innovation. Stride Rite® is focused on delivering the best possible footwear across a range of categories for kids under 9 years of age. All Stride Rite® products are created from an in-depth knowledge and understanding of how children walk and grow, every new material and component is rigorously tested to ensure safety, proper fit and durability for kids. Stride Rite’s® RITE STEPs™ program, featuring the brand’s proprietary Sensory Response Technology™, is a full footwear solution that meets children's needs from pre-walkers to pre-schoolers. Stride Rite® sells product under its own namesake brand, as well as children's footwear offerings from Saucony®, Sperry Top-Sider®, Keds®, Merrell® and select other footwear brands, through a network of mall-based specialty retail stores and a consumer direct website. Stride Rite® also distributes children's footwear through better department stores, independent retailers, sporting goods chains, mall specialty retailers, online retailers and national family footwear stores.
Hush Puppies®: Since 1958, the Hush Puppies® brand has been a leader in casual footwear. The brand offers shoes, sandals and boots for men, women and children. The brand’s modern styling is complemented by a variety of comfort features and proprietary technologies that have earned the brand its reputation for comfort, style and value. In addition, the Company licenses the Hush Puppies® brand for use on certain non-footwear products, including apparel, eyewear, handbags, socks, watches and plush toys.
Keds®: The Keds® brand is an authentic casual lifestyle brand with a foundation in canvas footwear. This iconic American brand was founded in 1916 with the introduction of the Champion® sneaker. The simple and chic design ignited a style revolution, capturing the hearts of girls everywhere from fashion icons to the girl next door. Today, Keds® is a head-to-toe fashion brand fueled by a passion for imagination, inspiring a new generation of girls to stay authentic, optimistic and brave. The brand targets teen girl consumers through an extensive collection of Champion® originals, as well as a wide assortment of fashion sneakers and slip-ons. The brand’s product architecture consists of both core offerings and seasonal iterations featuring updated prints, patterns, materials and constructions.
Soft Style®: The Soft Style® product line consists primarily of women’s dress and casual footwear.

2.	Performance Group - The Performance Group consists of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear.
Merrell®: Merrell® footwear is designed to inspire and encourage participation in the outdoors. Known for quality, durability and comfort, Merrell® uses a variety of proprietary designs and technologies to create footwear with distinctive styling, performance and comfort features for use on the trail or in town. Merrell® footwear products offer a wide range of styles from technical hiking, multi-sport footwear and the minimalist Merrell® Barefoot Collection, to versatile lifestyle products for more casual outdoor adventures for men, women and kids. Merrell® footwear products are sold primarily through outdoor specialty retailers, sporting goods chains, department stores, online retailers and catalog retailers. The Merrell® apparel line extends the Merrell® commitment to an active outdoor lifestyle with a versatile line of apparel built for the summit or the street. The apparel line features stylized lifestyle silhouettes built with the technical, high performance, weather fighting materials that consumers expect from an outdoor brand. In addition to apparel, Merrell® markets accessories for men and women, including packs, bags and luggage.

Saucony®: Saucony® is a leading global performance running brand with roots dating back to 1898. Saucony® targets elite, dedicated and casual runners through best-in-class design, innovation and performance technology. The brand is focused on meeting the biomechanical needs of runners while maximizing comfort and protection, bringing to market innovations such as: PowerGrid™ midsole technology; Sauc-Fit®, ComfortLite Sock Liner™ and HydraMAX™ upper technologies; and iBR+™ and XT-900™ outsole material innovations. Saucony® offers five categories of footwear product—technical, natural motion, race, trail and lifestyle originals, as well as a complete line of performance running apparel. Through the Find Your Strong™ brand platform, Saucony® is strengthening connections with consumers and elevating the position of the brand globally. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers.
Chaco®: The Chaco® footwear line focuses primarily on performance sandals and closed-toe products for the outdoor enthusiast.
Patagonia® Footwear: Pursuant to an agreement with Lost Arrow Corporation, the Company has the exclusive footwear marketing and distribution rights under Patagonia® and other trademarks. The Patagonia® footwear line focuses primarily on casual and outdoor performance footwear. Patagonia® is a registered trademark of Patagonia, Inc.
Cushe®: Cushe® focuses on relaxed, design-led footwear for active men and women. The Cushe® footwear business targets younger adult consumers and with products ranging from sport casual footwear to sandals sold through better-grade retailers.

3.
Heritage Group - The Heritage Group consists of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.

Wolverine®: The Wolverine® brand offers high-quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of work footwear with a focus on comfort. The Wolverine® work product line targets industrial workers and features work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCS® and other technologies and comfort features into products designed for casual and outdoor sport use. The target consumers for the rugged casual line products have active lifestyles. The outdoor sport line is designed to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The Heritage Group markets a line of work and rugged casual Wolverine® brand apparel. In addition, the Company licenses its Wolverine® brand for use on eyewear and gloves.
Cat® Footwear: Pursuant to a license arrangement with Caterpillar, Inc., the Company has exclusive footwear marketing and distribution rights under Caterpillar®, Cat®, Cat & Design, Walking Machines® and other trademarks. The Company's association with Cat® equipment encourages customers to view the footwear as rugged, durable and of high quality. Cat® brand footwear products include work boots and shoes, sport boots, rugged casual and lifestyle footwear, including lines of work and casual footwear featuring iTechnology™ and Hidden Tracks® comfort features. Cat® footwear targets work and industrial users and active lifestyle users. Cat®, Caterpillar®, Cat & Design and Walking Machines® are registered trademarks of Caterpillar, Inc.
Bates® Uniform Footwear: The Bates® brand is a leader in supplying footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, DuraShocks SR™, Wolverine iCS® and other proprietary comfort technologies in the design of its boots and oxford shoes. Bates® supplies military footwear to the U.S. Department of Defense and the military branches of several foreign countries. Civilian uniform users include police officers; security, postal and restaurant workers; and others in industrial occupations. Bates® products are also distributed through specialty retailers and catalog retailers.
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

Harley-Davidson® Footwear: Pursuant to a license arrangement with the Harley-Davidson Motor Company, the Company has footwear marketing and distribution rights for Harley-Davidson® branded footwear. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships and other retail outlets. Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
HyTest® Safety Footwear: The HyTest® product line consists primarily of high-quality work boots and shoes that incorporate various specialty safety features designed to protect against hazards of the workplace, including steel toe, composite toe, metatarsal guards, electrical hazard protection, static dissipating and conductive footwear. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.
Other Businesses
In addition to its reportable segments, the Company also operates a multi-brand consumer direct business and a performance leathers business.
Multi-brand Consumer Direct - The multi-brand consumer direct division includes brick and mortar and eCommerce operations which sell and distribute footwear and apparel from the Company's brand portfolio.
Wolverine Leathers Division - The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and sold to external footwear brands.
Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials for U.S. and international markets to foster a consistent message for each of the Company’s core brands. Each brand operating group has dedicated marketing personnel who develop the marketing strategy for brands within that group. Marketing campaigns and strategies vary by brand, but are generally designed to target wholesale and retail customers in order to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle attributes of the Company’s products. Components of the brand-specific marketing plans vary and may include print, radio and television advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials and sales and technical assistance.
In addition to the Company’s internal marketing efforts, each brand provides its third-party licensees and distributors with creative direction, brand images and other materials to convey globally consistent brand messaging, including (i) direction on the categories of footwear and apparel to be promoted, (ii) photography and layouts, (iii) broadcast advertising, including commercials and film footage, (iv) point-of-purchase presentation specifications, blueprints and packaging, (v) sales materials and (vi) consulting services regarding retail store layout and design. The Company believes its brand names represent a competitive advantage, and the Company, along with its licensees and distributors, make significant marketing investments to promote and enhance the position of its products and enhance brand awareness.
Domestic Sales and Distribution
The Company targets a variety of domestic distribution channels for its branded products:

•	The Company uses a dedicated sales force and customer service team, third party sales representatives, advertising and point-of-purchase materials to support domestic sales.

•
The Company maintains core in-stock inventories to service department stores, national chains, specialty retailers, catalog retailers, independent retailers, uniform outlets and its own consumer direct business.

•
Volume direct programs ship products directly to the retail customer without going through a Company distribution center and provide products at competitive prices with limited marketing support. The Company uses these programs to service major retail, catalog, mass merchant and government customers.

•	A network of independent Shoemobile® distribution outlets distributes certain of the Company’s work and occupational footwear brands at industrial facilities.

•
The Company solicits all branches of the U.S. military and submits bids for contracts to supply specific footwear products. Such contracts typically contain future purchase options that may or may not be exercised.

In addition to its wholesale activities, the Company also operates a mono- and multi-brand consumer direct distribution channel, as described above. The Company continues to develop new programs, both independently and in conjunction with its retail customers, for the distribution of its products.
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2013.
The Company experiences moderate fluctuations in sales volume during the year as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fiscal fourth quarter versus the 12 weeks included in each of the first three fiscal quarters). The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal free cash flow and, as needed, the Revolving Credit Facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations".
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe, (ii) sales to third-party distributors for certain markets and businesses, (iii) income from a network of third-party licensees and distributors, and (iv) income from joint ventures that market the Company’s branded products in certain countries in South America and Asia. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company has formed joint ventures to market and distribute footwear and apparel in Colombia and India. The Company believes that these joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in these fast-growing markets than its traditional licensee and distributor arrangements.
The Company continues to develop its international network of third-party licensees and distributors to market its branded products. The Company assists its licensees in designing products that are appropriate to each foreign market, but consistent with the global brand positioning. Pursuant to distribution or license agreements, third-party licensees and distributors either purchase goods directly from the Company and authorized third-party manufacturers or manufacture branded products themselves, consistent with Company standards. Distributors and licensees are responsible for independently marketing and distributing the Company’s branded products in their respective territories, with product and marketing support from the Company.
Manufacturing and Sourcing
The Company directly controls the majority of the units of footwear and apparel manufactured or sourced under the Company’s brand names. The Company’s licensees directly control the balance. A substantial majority of the units sourced or manufactured by the Company are procured from third parties, with the remainder produced at Company-owned facilities. The Company sources a majority of its footwear from numerous third-party manufacturers in Asia Pacific and South America. The Company maintains offices in the Asia Pacific region to facilitate and develop strategies for the sourcing and importation of quality footwear and apparel. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners & Sources,” a policy that requires the Company’s domestic and foreign manufacturers, licensees and distributors to use ethical business standards, comply with all applicable health and safety laws and regulations, commit to use environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions and not use child or prison labor. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities, (ii) source high quality raw materials from around the world, and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing. Footwear produced by the Company is manufactured at a Company-operated facility located in Michigan. During the fourth quarter of 2013, the Company substantially completed a restructuring of its manufacturing operations in the Dominican Republic that resulted in the closure of one facility and the sale to a third party of a second facility.
The Company’s principal required raw material is quality leather, which it purchases from a select group of domestic and foreign suppliers. The global availability of common upper materials and specialty leathers eliminates any reliance by the Company on a sole supplier.
The Company currently purchases all of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier to the Company for over 40 years. Alternative sources of raw pigskin are available, but the Company believes these sources offer less advantageous pricing, quality and compatibility with the Company’s processing method. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.
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
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form®, Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat®, Harley-Davidson® and Patagonia® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® and Patagonia® licenses extend for five or more years and the Harley-Davidson® license has a term through December 31, 2015. All three licenses are subject to early termination for breach.
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
Order Backlog
At February 8, 2014, the Company had an order backlog of approximately $1,005 million compared to an order backlog of approximately $1,000 million at February 9, 2013, determined on a consistent basis. The majority of the backlog relates to orders for products expected to ship in 2014. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
Competition
The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international footwear marketers, some of which are larger and have greater resources than the Company. The Company has a significant number of major competitors for its brands of footwear and apparel. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs and the ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the overall footwear and apparel industries. Market shares in the non-athletic footwear and apparel industry are highly fragmented and no one company has a dominant market position.
Research and Development
In addition to normal and recurring product development, design and styling activities, the Company engages in research and development activities related to the development of new production techniques and to the improvement of the function, performance, reliability and quality of its branded footwear and other products. For example, the Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies that have been incorporated into the Company’s footwear. The Company also utilizes the research and testing capabilities of the Saucony® human performance and innovation lab as well as research funded at university labs, including the University of Colorado and the University of Delaware, with a particular focus on quantifying the interaction between footwear and runners’ strides. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.
Environmental Matters
Compliance with foreign and domestic federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with domestic and foreign federal, state and local agencies from time to time to resolve cleanup issues at various sites and other regulatory issues.
Employees
As of December 28, 2013, the Company had approximately 7,274 domestic and foreign production, office and sales employees. Approximately 57 employees were covered by a single union contract that expires on March 31, 2015. The Company presently considers its employee relations to be good.
Available Information
Information about the Company, including the Company’s Code of Conduct & Compliance, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, and Governance Committee Charter, is available at its website at www.wolverineworldwide.com/investor-relations/corporate-governance. Printed copies of the documents listed above are available upon request, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.
The Company also makes available on or through its website at www.wolverineworldwide.com/investor-relations, free of charge, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports (along with certain other Company filings with the Securities and Exchange Commission (“SEC”)), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These materials are also accessible on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors
Risks Related to the Company’s Business
Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, operating results or financial position.
The Company’s global operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. A decline in consumer confidence could adversely affect demand for the Company’s products. Changes in the amount or severity of bad weather or unusual weather patterns and the growth or decline of global footwear, apparel or consumer direct markets could negatively affect consumer spending. A decline in demand for the Company’s products could reduce its revenues or profit margins.
General economic conditions and other factors such as those listed above may increase the Company’s cost of sales and decrease the Company’s profitability. The Company’s profitability is also dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle and pigskin hides, used to make and transport its products, as well as the prices of labor, insurance and health care, all of which may be affected by general economic conditions.
The Company operates in competitive industries and markets.
The Company competes with a large number of marketers of footwear or apparel, and consumer direct companies. Some of these competitors are larger and have greater resources than the Company. Important elements of such competition are product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes. Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company's efforts to maintain and improve its competitive position by monitoring and responding to changes in consumer preferences, increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products may not be successful. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer preferences and spending, its results of operations and financial position may be adversely affected.
Many of the Company’s competitors have more developed consumer and customer bases, are able to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s results of operations and financial position could be adversely affected if its strategic initiatives are not successful.
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
All of the Company’s products manufactured overseas and imported into the U.S., the European Union and other countries are subject to customs duties collected by customs authorities. The customs information submitted by the Company is routinely subject to review by customs authorities. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism, the loss of most favored nation trading status or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect its sales and profitability.
Foreign currency exchange rate fluctuations could adversely impact the Company’s business.
Foreign currency fluctuations affect the Company’s reported revenue and profitability. Changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare its operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors and its licensees. The Company’s hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate the Company from foreign exchange risk. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk".
Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase the Company’s operating costs and adversely impact the Company’s business.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly China. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reductions in the availability of production capacity, failures to meet production deadlines or increases in manufacturing costs. The Company’s future results will depend partly on its ability to maintain positive working relationships with third-party suppliers.

Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
The cost of raw materials and services could adversely affect the Company’s results of operations.
The Company’s ability to competitively price its products depends on the cost of components, services, labor, equipment and raw materials, including leather and materials used in the production of footwear. The cost of services and materials is subject to change based on availability and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. In addition, fuel prices and numerous other factors, such as the possibility of service interruptions at shipping and receiving ports, affect the Company’s shipping costs. Increases in costs for services and materials used in production could have a negative impact on the Company’s results of operations and financial position. The Company purchases raw pigskins for its leathers operations from a single domestic source pursuant to short-term contracts. If this source fails to continue to supply the Company with raw pigskin or supplies the Company with raw pigskin on less favorable terms, the Company’s cost of raw materials for its leathers operations could increase and, as a result, have a negative impact on the Company’s results of operations and financial position.
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
The Company’s financial success is directly related to its customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. The U.S. Department of Defense is not obligated to exercise these future purchase options for Bates® footwear or to solicit future footwear awards at levels consistent with historical awards or in a manner in which the Company, as a large business contractor, is eligible to bid. Failure by the U.S. Department of Defense to exercise purchase options or the Company’s failure to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s results of operations and financial position.

The Company’s consumer direct operations have required, and will continue to require, a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s consumer direct locations have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company has also made substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s consumer direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs. Many factors, some of which are beyond the Company’s control, pose risks and uncertainties to the Company’s consumer direct operations. These factors include, but are not limited to, credit card fraud, the inability to manage costs associated with store construction and operation, declines in consumer confidence, and changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer direct business, as well as damage its reputation and brands, and could materially affect the Company’s results of operations.
Seasonality and weather conditions affect the Company’s business.
The Company markets and sells footwear and apparel suited for specific seasons, such as sandals in the summer season and boots in the winter season. If the weather conditions for a particular season vary significantly from those typical for the season, such as an unusually cold and rainy summer, or an unusually warm and dry winter, consumer demand for seasonally appropriate merchandise could be adversely affected. Lower demand for seasonally appropriate merchandise may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on future weather conditions and its ability to react to changes in weather conditions. Weather conditions can also impact the Company's ability to distribute its products on a timely basis.
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
The U.S. federal government has the right to audit the Company’s performance under its government contracts. If a government audit discovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. The Company could also suffer serious harm to its reputation if the U.S. government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit or for any other reason, the Company is suspended or barred from contracting with the U.S. federal government generally, or any specific agency thereof, if the Company’s reputation or relationship with government agencies is impaired, or if the U.S. federal government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability would decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings in foreign jurisdictions similarly could have an adverse effect on the Company’s results of operations and financial position.
An increase in the Company’s effective tax rate or negative determinations by domestic or foreign tax authorities could have a material adverse effect on the Company’s results of operations and financial position.
A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. federal statutory income tax rate due to discrete items and because the Company does not provide for U.S. taxes on earnings it considers to be permanently reinvested in foreign operations. The Company’s future effective tax rates could be unfavorably affected by a number of factors including: changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; decreases in the amount of earnings in countries with low statutory tax rates; or if the Company repatriates foreign earnings for which no provision for U.S. taxes has previously been made. An increase in the Company’s effective tax rate could have a material adverse effect on its after-tax results of operations and financial position.

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
In many international markets, independent licensees or distributors sell the Company’s products. Failure by the Company’s licensees or distributors to meet planned annual sales goals or to make timely payments on amounts owed to the Company could have an adverse effect on the Company’s business, results of operations and financial position. If a change in licensee or distributor becomes necessary, it may be difficult and costly to locate an acceptable substitute distributor or licensee and the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such licensee or distributor operates.
The Company’s reputation and competitive position are dependent on its third-party manufacturers, distributors, licensees and others complying with applicable laws and the Company’s ethical standards.
The Company requires its independent contract manufacturers, distributors, licensees and others with which it does business to comply with its ethical standards and applicable laws relating to working conditions and other matters. If a party with which the Company does business is found to have violated the Company’s ethical standards or applicable laws, the Company could receive negative publicity that could damage its reputation, negatively affect the value of its brands and subject the Company to legal risks.
In addition, the Company relies on its licensees to help preserve the value of the Company’s brands. The Company's attempts to protect its brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of its licensed products may not be successful as the Company cannot completely control the use by its licensees of its licensed brands. The misuse of a brand by a licensee could adversely affect the value of such brand.
Global political and economic uncertainty could adversely impact the Company’s business.
Concerns regarding acts of terrorism and regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports, and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability, nationalization of the Company’s, or its distributors’ and licensees’, assets and operations by local government authorities; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new unfavorable laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
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
The Company’s business could be significantly harmed if it is not able to protect its intellectual property, or if a court found it to be infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. In addition, if the Company does not prevail on any intellectual property claims, then it may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability. In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. Expiration or early termination by the licensor of any of these license agreements could have a material adverse effect on the Company’s business, results of operations and financial position.
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
The Company depends on its executive management and other key employees. In the footwear, apparel and consumer direct industries, competition for key executive talent is intense, and the Company’s failure to identify, attract or retain executive managers or other key employees could adversely affect its business. The Company must offer and maintain competitive compensation packages to effectively recruit and retain such individuals. Further, the loss of one or more executive managers or other key employees, or the Company’s failure to successfully implement succession planning, could adversely affect the Company, its results of operations or financial position.
Inflationary pressures and regulatory changes may lead to higher employment and pension costs for the Company.
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
The Company relies on owned or independently operated distribution facilities to warehouse and ship products to its customers. The Company’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of the Company’s products are distributed from a relatively small number of locations, its operations could also be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company's business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
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
The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions, including the PLG acquisition in 2012, involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have onerous terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover.
Maintenance and growth of the Company’s business depends upon the availability of adequate capital.
The maintenance and growth of the Company’s business depends on the availability of adequate capital, which in turn depends in large part on cash flow generated by the Company’s business and the availability of equity and debt financing. The Company cannot provide assurance that its operations will generate positive cash flow or that it will be able to obtain equity or debt financing on acceptable terms, or at all. Further, the Company cannot provide assurance that it will be able to finance any expansion plans.
Expanding the Company’s brands into new markets and expanding its owned consumer direct operations may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands and business.
As part of the Company’s growth strategy, it seeks to enhance the positioning of its brands, to extend its brands into complementary product categories, to expand geographically and to expand its owned consumer direct operations. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, and unsuccessful efforts to do so could have an adverse effect on its results of operations and financial position.
Part of the future growth of the Company’s owned consumer direct operations is significantly dependent on the Company’s ability to operate stores in desirable locations at reasonable lease costs. The Company cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Further, if the Company is unable to renew or replace its existing store leases or enter into leases for new stores at attractive locations on favorable terms, or if the Company violates any of the terms of its current leases, its growth and profitability could be harmed.
An impairment of goodwill or other acquired intangibles could have an adverse material impact to the Company’s results of operations.
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized, but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could materially affect the Company’s results of operations.

Changes in government regulation may increase the Company’s costs of compliance and failure to comply with government regulations or other standards may adversely affect its brands and business.
The Company’s business is affected by changes in government and regulatory policies in the U.S. and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices. Failure to comply with such regulations, as well as comply with ethical, social, product, labor and environmental standards, could also jeopardize the Company’s reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for the Company’s merchandise. Damage to the Company’s reputation or loss of consumer confidence for any of these or other reasons could adversely affect the Company’s results of operations, as well as require additional resources to rebuild its reputation and brand value.
The Company’s operations are subject to environmental and workplace safety laws and regulations, and costs or claims related to these requirements could adversely affect the Company’s business.
The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. The Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third-party, such as a prior owner or tenant. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.
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
Provisions of the Company’s certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to provide the Company’s Board of Directors with a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a Board of Directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions that may be beneficial to the Company's stockholders.
There are risks, including stock market volatility, inherent in owning the Company’s common stock.
The market price and volume of the Company’s common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A. on the Company’s financial position and results of operations, or a change in opinion in the market regarding the Company’s business prospects or other factors, many of which may be outside the Company’s immediate control. Changes in the amounts and frequency of share repurchases or dividends also could adversely affect the value of the Company’s common stock.
A U.S. federal government shutdown could adversely affect the Company’s business.
A U.S. federal government shutdown could adversely affect the Company’s business due to, among other things, delays in importing products at U.S. ports, supply chain disruption and reduced purchasing by the U.S. Department of Defense or other domestic military purchasers. In addition, if the U.S. federal government is not able to manage its fiscal matters, economic confidence may decline in the U.S. and globally, which may cause economic conditions to deteriorate in the regions where the Company operates. This deterioration could adversely affect demand for the Company’s products.

Risks Related to the Acquisition of PLG
The Company’s failure to successfully integrate PLG or realize the benefits of the transaction in a timely and cost-efficient manner could adversely affect the Company’s business.
The long-term success of the PLG acquisition will depend, in part, on the Company’s ability to continue to realize the anticipated benefits and synergies from combining its business and PLG. Any failure to timely realize these anticipated benefits and synergies could have a material adverse effect on the Company’s results of operations and financial position.
The Company may incur unexpected future transaction and integration costs as a result of the PLG acquisition.
The Company could still incur unexpected future transaction costs specifically attributable to the PLG acquisition and integration. Any such costs could adversely affect the Company’s financial position or results of operations.
The Company’s indebtedness increased following the completion of the PLG acquisition, which could adversely affect the Company.
The Company’s current indebtedness, which is significantly greater than the Company’s indebtedness prior to the PLG acquisition, could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. In connection with the acquisition, the Company entered into a credit agreement for a $1.1 billion senior secured credit facility and issued $375 million aggregate principal amount of 6.125% eight year senior notes in a private offering. The senior secured credit agreement, which was amended in October 2013, and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the senior secured credit agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.
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
The Company has made certain assumptions relating to the PLG acquisition in its financial forecasts that may prove to be materially inaccurate.
The Company has made certain assumptions relating to future revenue growth, cost savings, synergies and associated costs of the PLG acquisition. These assumptions may be inaccurate based on the information available to the Company, the failure to realize the expected benefits of the PLG acquisition, higher than expected transaction and integration costs, the Company's increased indebtedness and/or unknown liabilities, as well as general economic and business conditions that may adversely affect the combined company.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 147,000 square feet in Lexington, Massachusetts. The Company’s manufacturing operations are conducted at owned facilities in Michigan. The Company operates its U.S. distribution operations primarily through an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky, a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet, a leased distribution center in Cedar Springs, Michigan, of approximately 356,000 square feet, an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet, and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.
The Company also leases and owns various other offices and distribution centers throughout the U.S. to meet its operational requirements. In addition, the Company operates 463 retail stores through leases with various third-party landlords in the U.S., Canada and United Kingdom collectively occupying approximately 930,000 square feet.

The Company conducts its international operations in Canada, the United Kingdom, China, Hong Kong and continental Europe through leased distribution centers, offices and/or showrooms. The Company believes that its current facilities are suitable and adequate to meet its current needs.

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
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of February 10, 2014. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Donald T. Grimes	51	Senior Vice President, Chief Financial Officer and Treasurer
Michael Jeppesen	54	President, Global Operations Group
Douglas M. Jones	48	Corporate Controller
Blake W. Krueger	60	Chairman of the Board, Chief Executive Officer and President
Michael D. Stornant	47	Vice President, Corporate Finance
James D. Zwiers	46	Senior Vice President and President, Performance Group
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
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007. From October 2005 to April 2007, he served as Chief Operating Officer and President. From August 2004 to October 2005, he served as Executive Vice President and Secretary of the Company and President of the Heritage Brands Group. From November 2003 to August 2004, he served the Company as Executive Vice President, Secretary, and President of Cat Footwear. From April 1996 to November 2003, he served the Company as Executive Vice President, General Counsel and Secretary. From 1993 to April 1996, he served as General Counsel and Secretary. From 1985 to 1996, he was a partner with the law firm of Warner Norcross & Judd LLP.
Michael D. Stornant has served the Company as Vice President, Corporate Finance, since January 2013. From 2011 until January 2013, he served as Vice President and General Manager of Bates footwear. From 2009 until 2011, he served as Vice President of Corporate Planning and Analysis. From 2008 until 2009, he served as Corporate Controller. From 2007 until 2008 he served as

Senior Vice President of Owned Operations for the Global Operations Group. From 2003 until 2006 he served the Company as Director of Internal Audit. From 1996 until 2003 he held various finance-related positions at the Company.
James D. Zwiers has served the Company as Senior Vice President and President, Performance Group since January 2013. From March 2009 until January 2013, he served as Senior Vice President and President, Outdoor Group, which was realigned into the Performance Group. From January 2008 until March 2009, he served as Senior Vice President of the Company. From October 2006 to December 2007, he served as President of the Company’s Hush Puppies U.S. Division. From October 2005 to October 2006, he served as the Company’s General Counsel and Secretary. From December 2003 to October 2005, he served as General Counsel and Assistant Secretary. From January 1998 to December 2003, he served the Company as Associate General Counsel and Assistant Secretary. From 1995 to 1998, he was an attorney with the law firm of Warner Norcross & Judd LLP.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. All share and per share data within this Form 10-K have been adjusted for all periods presented to reflect the stock split. The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by fiscal quarter for 2013 and 2012. The number of stockholders of record on February 10, 2014, was 1,803.

	2013		2012
Stock Price	High	Low	High	Low
First quarter	$23.19	$19.20	$20.38	$16.65
Second quarter	27.13	21.42	22.07	17.00
Third quarter	30.18	24.72	24.00	18.49
Fourth quarter	33.91	27.54	22.82	19.74

Cash Dividends Declared Per Share	2013	2012
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06
A quarterly dividend of $0.06 per share was declared during the first quarter of fiscal 2014. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2014.
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
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information with respect to the Company’s equity compensation plans.
Stock Performance Graph
The following graph compares the five year cumulative total stockholder return on the Company’s common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100 at the beginning of the period indicated. The Company is part of both the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Five Year Cumulative Total Return Summary
The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2013.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 8, 2013 to October 5, 2013)
Common Stock Repurchase Program (1)	—	$—	—	$86,416,818
Employee Transactions (2)	—	—
Period 2 (October 6, 2013 to November 2, 2013)
Common Stock Repurchase Program (1)	—	$—	—	$86,416,818
Employee Transactions (2)	6,330	29.79
Period 3 (November 3, 2013 to November 30, 2013)
Common Stock Repurchase Program (1)	—	$—	—	$86,416,818
Employee Transactions (2)	4,510	31.70
Period 4 (December 1, 2013 to December 28, 2013)
Common Stock Repurchase Program (1)	—	$—	—	$86,416,818
Employee Transactions (2)	4,915	32.70
Total for Fourth Quarter ended December 28, 2013
Common Stock Repurchase Program (1)	—	$—	—	$86,416,818
Employee Transactions (2)	15,755	31.25

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2010. This program authorized the repurchase of up to $200 million of common stock over a four-year period, which ended on February 11, 2014. There were no shares repurchased during the Company’s fourth fiscal quarter of fiscal 2013 other than repurchases pursuant to the “Employee Transactions” set forth above. On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200 million in common stock over a four-year period.

(2)
Employee transactions include: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

(In millions, except per share data)	2013 (4)	2012	2011	2010	2009
Summary of Operations
Revenue	$2,691.1	$1,640.8	$1,409.1	$1,248.5	$1,101.1
Net earnings attributable to Wolverine World Wide, Inc.	100.4	80.7	123.3	104.5	61.9
Per share of common stock:
Basic net earnings (2)(3)	$1.01	$0.84	$1.27	$1.08	$0.63
Diluted net earnings (2)(3)	0.99	0.81	1.24	1.06	0.62
Cash dividends declared (3)	0.24	0.24	0.24	0.22	0.22
Financial Position at Year-End
Total assets	$2,622.2	$2,614.4	$851.7	$786.6	$712.1
Interest-bearing debt	1,150.0	1,250.0	11.5	1.0	1.6

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are attached as Appendix A to this Annual Report on Form 10-K.

(2)
Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	All per share data has been presented to reflect the two-for-one stock split in the form of a stock dividend paid on November 1, 2013 to stockholders of record on October 1, 2013.

(4)	The results for fiscal 2013 reflect the full year inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at December 28, 2013. The Company believes that this diverse brand portfolio and broad geographic reach position it for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 28, 2013, the Company operated 463 retail stores in the United States, Canada and the United Kingdom and 63 consumer direct websites.
2013 FINANCIAL OVERVIEW

•
Revenue for fiscal 2013 was $2,691.1 million, an increase of 64.0% compared to fiscal 2012. All three of the Company's reportable segments contributed to the excellent revenue performance in fiscal 2013.

•	Gross margin for fiscal 2013 was 39.6%, an increase of 130 basis points from fiscal 2012. Gross margin benefited from favorable channel mix during fiscal 2013.

•
Operating expenses as a percentage of revenue increased to 32.4% for fiscal 2013 compared to 31.4% for fiscal 2012. The year-over-year increase was due to incremental acquisition-related transaction and integration costs; incremental amortization expense related to purchase price accounting for the PLG acquisition, incremental pension and incentive compensation expenses; incremental brand building investments to support future growth and the inclusion of the PLG business for a full fiscal year.

•
The effective tax rate in fiscal 2013 was 20.9% compared to 14.2% in fiscal 2012. The lower effective tax rate in the prior year reflects the non-recurring benefits of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies.

•
All per share data has been presented to reflect the two-for-one stock split in the form of a stock dividend that was paid out on November 1, 2013 to stockholders of record on October 1, 2013. Reported diluted earnings per share for fiscal 2013, on a post-stock split basis, were $0.99 compared to $0.81 per share for fiscal 2012.

•	The Company declared cash dividends of $0.24 per share, on a post-stock split basis, in both fiscal 2013 and 2012.
OUTLOOK FOR 2014
Fiscal 2014 revenue is expected to be approximately $2.775 billion to $2.85 billion, growth in the range of 3% to 6% compared to fiscal 2013. The Company expects slight gross margin expansion, driven by strategic selling price increases; favorable product mix; and ongoing efficiencies in the Company’s manufacturing and sourcing operations. The Company expects modest operating expense leverage driven by a full year of acquisition-related synergies and lower pension expense. Continued investment in brand building initiatives and higher incentive compensation expenses will only partially offset these positive factors. The Company is forecasting net interest expense of $47 million, which reflects the benefits of the fourth quarter fiscal 2013 debt refinancing and lower average principal balances. The Company expects a full year effective tax rate of approximately 28% and fully diluted earnings per share in the range of $1.52 to $1.58.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

				Percent change vs. prior year
(In millions, except per share data)	2013	2012	2011	2013	2012
Revenue	$2,691.1	$1,640.8	$1,409.1	64.0%	16.4%
Cost of goods sold	1,619.0	1,008.1	852.3	60.6	18.3
Acquisition-related transaction and integration costs	—	4.5	—	(100.0)	—
Restructuring costs	7.6	—	—	—	—
Gross profit	1,064.5	628.2	556.8	69.5	12.8
Selling, general and administrative expenses	830.7	482.0	386.6	72.3	24.7
Acquisition-related transaction and integration costs	41.5	32.5	—	27.7	—
Operating profit	192.3	113.7	170.2	69.1	(33.2)
Interest expense, net	52.0	14.0	1.0	271.4	1,300.0
Acquisition-related interest expense	—	5.2	—	(100.0)	—
Debt extinguishment costs	13.1	—	—	—	—
Other (income) expense, net	(0.5)	0.3	0.3	(266.7)	—
Earnings before income taxes	127.7	94.2	168.9	35.6	(44.2)
Income tax expense	26.7	13.4	45.6	99.3	(70.6)
Net earnings	101.0	80.8	123.3	25.0	(34.5)
Less: net earnings attributable to non-controlling interests	0.6	0.1	—	500.0	—
Net earnings attributable to Wolverine World Wide, Inc.	100.4	80.7	123.3	24.4	(34.5)
Diluted earnings per share	$0.99	$0.81	$1.24	22.2%	(34.7)%
REVENUE
Revenue was $2,691.1 million for fiscal 2013, compared to $1,640.8 million for fiscal 2012. The full year inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012, drove the majority of the increase. Changes in foreign exchange rates decreased reported revenue by $1.7 million in fiscal 2013. International revenue represented 26.2%, 34.2% and 40.2% of total reported revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The decrease in international revenue in fiscal 2013 as a percent of total revenue was driven by the inclusion of the PLG business, which is primarily within the U.S.

Revenue for fiscal 2012 increased $231.7 million from fiscal 2011, to $1,640.8 million. The PLG business contributed $219.4 million during the fourth quarter of fiscal 2012. Changes in foreign exchange rates decreased reported revenue by $10.9 million. The remainder of the increase in revenues was due to increased volumes.
GROSS MARGIN
For fiscal 2013, the Company’s gross margin was 39.6% compared to 38.3% in fiscal 2012. The increase was driven by favorable channel mix (150 basis points), higher selling prices (80 basis points) and lower LIFO expense (20 basis points), which were partially offset by higher product costs (70 basis points), restructuring costs (40 basis points) and unfavorable variances on forward currency contracts due to changes in foreign exchange rates (20 basis points).
For fiscal 2012, the Company’s consolidated gross margin decreased 120 basis points compared to fiscal 2011. Approximately 70 basis points of the decrease was caused by a negative product mix shift. The Company incurred $4.5 million of acquisition-related transaction and integration costs relating to the fair value adjustment to acquisition-date inventory and severance costs, which contributed approximately 30 basis points of the decrease. The remainder of the decrease was caused by increased product costs that were only partially offset by higher selling prices.
OPERATING EXPENSES
Operating expenses increased $357.7 million, from $514.5 million in fiscal 2012 to $872.2 million in fiscal 2013. Approximately $9.0 million of the increase relates to higher acquisition-related transaction and integration costs associated with the integration of the PLG business. For fiscal 2013, these costs totaled $41.5 million, and include compensation expenses ($26.2 million), other purchased services ($10.6 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($2.3 million). Incremental compensation expense ($13.1 million), incremental amortization expense related to purchase price accounting for the PLG acquisition ($11.9 million), incremental pension expense ($9.4 million) and incremental brand building investments ($6.0 million) also contributed to the increase in operating expenses. Changes in foreign exchange rates had a $0.7 million favorable impact on reported operating expenses. The remainder of the operating expense increase was due to the full year inclusion of the operating expenses of the PLG business within the Company’s results.
Operating expenses increased $127.9 million, from $386.6 million in fiscal 2011 to $514.5 million in fiscal 2012. Approximately $77.8 million of the increase relates to the inclusion of the PLG business within the Company’s consolidated results. Approximately $32.5 million of the increase relates to acquisition-related transaction and integration costs associated with the acquisition of PLG. For fiscal 2012, these costs consisted of professional and legal fees ($14.9 million), taxes paid on behalf of the seller ($9.7 million), other purchased services ($5.2 million) and severance ($2.7 million). Pension expense for fiscal 2012 increased approximately $10.4 million compared to fiscal 2011 driven by a lower discount rate in fiscal 2012. Changes in foreign exchange rates had a $3.6 million favorable impact on reported operating expenses. The remainder of the increase was due to incremental variable expenses.
INTEREST, OTHER AND TAXES
Net interest expense was $52.0 million in fiscal 2013 compared to $19.2 million in fiscal 2012. Approximately $4.3 million of the increase was due to the amortization of deferred financing costs included within interest expense. The remainder of the increase in fiscal 2013 was due to a full year of interest expense on interest-bearing debt incurred to finance the PLG acquisition vs. only a partial year of interest expense in fiscal 2012.
Net interest expense increased $18.2 million to $19.2 million in fiscal 2012 from $1.0 million in fiscal 2011. Approximately $5.2 million of the increase was due to acquisition-related interest expense related to a financing commitment and refinancing fees associated with the PLG acquisition. Approximately $1.8 million of the increase was due to the amortization of deferred financing costs included within interest expense. The remainder of the increase was due to an increase in interest-bearing debt in the period of time from the date of the PLG acquisition to the end of fiscal 2012.
The Company incurred $13.1 million of debt extinguishment costs during the fourth quarter of fiscal 2013 in connection with the refinancing of the Company's interest-bearing debt. These costs represent a write-off of previously capitalized deferred financing fees.
The Company’s effective tax rates in fiscal 2013 and fiscal 2012 were 20.9% and 14.2%, respectively. The lower effective tax rate in fiscal 2012 reflects the non-recurring benefits of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. The tax rate in fiscal 2013 also reflects the deductibility of acquisition-related transaction and integration costs in primarily high statutory tax rate jurisdictions.
The Company’s full year effective tax rate in fiscal 2012 was 14.2%, compared to 27.0% in fiscal 2011. The lower effective tax rate in fiscal 2012 reflects the non-recurring benefits of a favorable court decision in the first half of fiscal 2012 in a foreign tax jurisdiction supporting the Company’s long-term global tax planning strategies. The lower tax rate in fiscal 2012 also benefited from the deductibility of acquisition-related transaction and integration costs in primarily high statutory tax rate jurisdictions.
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it intends to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.
REPORTABLE OPERATING SEGMENTS
The Company has three reportable operating segments. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.
The Company also reports an Other and Corporate category. The Other category consists of the Company’s multi-brand consumer direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration costs and restructuring costs.
The reportable operating segment results for fiscal years 2013, 2012 and 2011 are as follows:

(In millions)	2013	2012	Change	Percent Change	2012	2011	Change	Percent Change
Revenue:
Lifestyle Group	$1,086.6	$309.6	$777.0	251.0%	$309.6	$147.4	$162.2	110.0%
Performance Group	945.8	674.6	271.2	40.2	674.6	619.4	55.2	8.9
Heritage Group	567.4	563.9	3.5	0.6	563.9	553.8	10.1	1.8
Other	91.3	92.7	(1.4)	(1.5)	92.7	88.5	4.2	4.7
Total	$2,691.1	$1,640.8	$1,050.3	64.0%	$1,640.8	$1,409.1	$231.7	16.4%

(In millions)	2013	2012	Change	Percent Change	2012	2011	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$168.2	$44.6	$123.6	277.1%	$44.6	$32.2	$12.4	38.5%
Performance Group	179.8	128.4	51.4	40.0	128.4	135.5	(7.1)	(5.2)
Heritage Group	85.7	83.5	2.2	2.6	83.5	91.6	(8.1)	(8.8)
Other	0.2	(1.1)	1.3	118.2	(1.1)	—	(1.1)	—
Corporate	(241.6)	(141.7)	(99.9)	(70.5)	(141.7)	(89.1)	(52.6)	(59.0)
Total	$192.3	$113.7	$78.6	69.1%	$113.7	$170.2	$(56.5)	(33.2)%
Further information regarding the reportable operating segments can be found in Note 10 to the consolidated financial statements.
Lifestyle Group
The Lifestyle Group’s revenue increased $777.0 million, or 251.0%, in fiscal 2013 compared to fiscal 2012. The revenue increase in fiscal 2013 was due to the full year inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands. The Lifestyle Group’s operating profit increased $123.6 million, or 277.1%, in fiscal 2013 compared to fiscal 2012. Hush Puppies® operating profit increased at a growth rate in the mid teens due primarily to a mid single digit reduction in selling, general and administrative costs. The remainder of the operating profit increase in fiscal 2013 was due to the full year inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands.

The Lifestyle Group’s revenue increased $162.2 million, or 110.0%, in fiscal 2012 compared to fiscal 2011. The revenue increase in fiscal 2012 was due to the inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands from the date of acquisition. The Lifestyle Group’s operating profit increased $12.4 million in fiscal 2012 compared to fiscal 2011, due to inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands from the date of acquisition.
Performance Group
The Performance Group’s revenue increased $271.2 million, or 40.2%, in fiscal 2013 compared to fiscal 2012. The increase was due partially to the Merrell® brand's mid single digit revenue increase due to higher volumes. The remainder of the increase was due to the full year inclusion of the Saucony® brand. The Performance Group’s operating profit increased $51.4 million, or 40.0%, in fiscal 2013 compared to fiscal 2012. The Merrell® brand experienced operating income growth in the low single digits. The remainder of the increase was due to the full year inclusion of the Saucony® brand.
The Performance Group’s revenue increased $55.2 million, or 8.9%, in fiscal 2012 compared to fiscal 2011. The increase was due to the inclusion of the Saucony® brand from the date of acquisition. The Performance Group’s operating profit decreased $7.1 million, or 5.2%, in fiscal 2012 compared to fiscal 2011 due to increased product costs.
Heritage Group
The Heritage Group’s revenue increased $3.5 million, or 0.6%, in fiscal 2013 compared to fiscal 2012. The Heritage Group’s operating profit increased $2.2 million, or 2.6%, in fiscal 2013 compared to fiscal 2012.
The Heritage Group’s revenue increased $10.1 million, or 1.8%, in fiscal 2012 compared to fiscal 2011. The increase was due to increased volumes. The Heritage Group’s operating profit decreased $8.1 million, or 8.8%, in fiscal 2012 compared to fiscal 2011 due to increased product costs.
Corporate
Corporate expenses increased $99.9 million compared to fiscal 2012. The drivers of the increase include $48.1 million of corporate expenses for the acquired PLG business, now included for a full year. The Company also incurred an incremental $4.5 million of acquisition-related transaction and integration costs, $7.6 million of restructuring costs related to its manufacturing operations in the Dominican Republic, incremental incentive compensation costs of $13.1 million and incremental pension costs of $9.4 million. The remainder of the increase was due to various incremental corporate expenses due to the larger size and complexity of the Company.
Corporate expenses were $141.7 million in fiscal 2012 compared to $89.1 million in fiscal 2011. The $52.6 million increase includes $9.7 million of corporate costs for the acquired PLG business and $37.0 million for acquisition-related transaction and integration costs.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2013	2012	2011
Cash and cash equivalents	$214.2	$171.4	$140.0
Interest-bearing debt	1,150.0	1,250.0	11.5
Available revolving credit facility (1)	196.5	198.1	139.0
Cash provided by operating activities	202.3	91.6	78.8
Cash used in investing activities	(44.7)	(1,246.1)	(22.6)
Cash (used in) provided by financing activities	(112.8)	1,183.4	(62.3)
Additions to property, plant and equipment	41.7	14.9	19.4
Depreciation and amortization	56.2	27.7	15.9

(1)
For fiscal 2013 and 2012, amounts shown are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the current revolving credit facility. The amount listed for fiscal 2011 is based on the terms of the Company’s previous revolving credit facility, and is shown net of borrowings.

Liquidity
Cash and cash equivalents of $214.2 million as of December 28, 2013 were $42.8 million higher compared to December 29, 2012. In addition, the Company had $196.5 million available under its revolver (the “Revolving Credit Facility”) as of December 28, 2013.

Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Higher earnings performance during fiscal 2013 drove an increase in cash from operations compared to fiscal 2012. During fiscal 2013, an increase in net working capital represented a use of cash of $2.5 million. Working capital balances were negatively impacted by an increase in accounts receivable of $41.3 million, which was partially offset by a decrease in inventory and other operating assets of $35.1 million and $12.8 million, respectively. A decrease in accounts payable represented a use of cash of $26.5 million, which was partially offset by an increase of $17.4 million from other operating liabilities and accrued income taxes.
Net cash provided by operating activities in fiscal 2012 was $91.6 million versus $78.8 million in fiscal 2011, an increase of $12.8 million. Lower earnings performance in fiscal 2012 was more than offset by lower investments in working capital and reduced cash pension contributions compared to fiscal 2011.
Investing Activities
The Company made capital expenditures of $41.7 million in fiscal 2013 compared to $14.9 million in fiscal 2012. The increase in capital expenditures was due to the acquisition of PLG in the fourth quarter of fiscal 2012 and the resulting larger scale and scope of the Company. The majority of the capital expenditures were for retail store investments, information system enhancements and building improvements. Included in investing activities in fiscal 2013 were net cash proceeds of $2.8 million from the sale of a distribution facility acquired as part of the PLG acquisition. The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023.
Included in the fiscal 2012 investing activities is a net cash outflow of $1,225.9 million related to the acquisition of PLG. The Company funded the acquisition primarily through net proceeds from term loan debt, the issuance of senior notes and cash on hand of approximately $88.8 million.
Financing Activities
On October 9, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a bank syndicate in connection with the PLG acquisition. The Credit Agreement provided the Company with two term loans (a “Term Loan A Facility”, and a “Term Loan B Facility”) and the Revolving Credit Facility. On October 10, 2013, the Company amended the Credit Agreement (the "Amendment") and paid off the outstanding balance of the Term Loan B Facility while increasing the principal balance of the Term Loan A Facility to $775.0 million. The Amendment provided for a lower effective interest rate on term loan debt, and a one-year extension on both the Term Loan A Facility and Revolving Credit Facility. In addition, the Amendment provided for increased debt capacity limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million. The Company incurred $13.1 million of debt extinguishment costs during the fourth quarter of fiscal 2013 in connection with the refinancing of the Company's debt. These costs represent a write-off of previously capitalized deferred financing fees.

On October 9, 2012, the Company issued $375.0 million of senior notes, which bear interest at a 6.125% fixed rate and are due in 2020. During the third quarter of fiscal 2013, the Company exchanged the senior notes (the "Public Bonds"). Related interest payments are due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company used the borrowings under the term loan facilities, together with the net proceeds from the senior notes and cash on hand, to finance the PLG acquisition, repay any amounts outstanding under prior indebtedness, terminate its prior revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition. As of December 28, 2013, the Company was in compliance with all covenants and performance ratios and expects to continue to be in compliance in future periods.
Interest-bearing debt at December 28, 2013 was $1,150.0 million compared to $1,250.0 million at December 29, 2012. The net decrease in interest-bearing debt was primarily a result of principal payments including $85.0 million of voluntary payments on term loan debt during fiscal 2013. The Company had outstanding standby letters of credit under the Revolving Credit Facility totaling approximately $3.5 million at December 28, 2013.
The increase in interest-bearing debt during fiscal 2012 was a result of borrowings made to finance the acquisition of PLG in the fourth quarter of fiscal 2012.
At December 28, 2013, the Company had cash and cash equivalents of $214.2 million, of which $180.2 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.

Cash flow from operating activities, along with borrowings on the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to reduce debt, fund internal and external growth initiatives, purchase property, plant and equipment, pay dividends or repurchase the Company’s common stock.
The Company did not repurchase any shares of Company common stock in fiscal 2013 under a stock repurchase program and repurchased $2.4 million of Company stock during fiscal 2012. On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. In addition to the share repurchase program activity, the Company acquired $0.8 million and $11.7 million of shares in fiscal years 2013 and 2012, respectively, in connection with employee transactions related to stock incentive plans.
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on November 1, 2013 to stockholders of record on October 1, 2013.
The Company declared cash dividends of $0.24 per share in fiscal 2013, 2012 and 2011. Dividends paid totaled $23.7 million, $23.6 million and $22.7 million, for fiscal 2013, 2012 and 2011, respectively.
NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. Generally Accepted Accounting Principles ("GAAP") is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of this ASU in the first quarter of fiscal 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated financial statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.
The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company’s consolidated financial statements.
REVENUE RECOGNITION
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated through licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors. Retail store revenue is recognized at time of sale.
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

ACCOUNTS RECEIVABLE
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers' failure to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience. Historically, losses have been within the Company’s expectations. Adjustments to these estimates may be required if the financial condition of the Company’s customers were to change. If the Company were to determine adjustments to the allowance for uncollectible accounts were appropriate, the Company would record either an increase or decrease to general and administrative expenses in the period in which the Company made such a determination. At December 28, 2013 and December 29, 2012, management believed that it had provided sufficient reserves to address future collection uncertainties.
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
The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory observations and perpetual inventory cycle count procedures. If the Company determines that adjustments to the inventory quantities are appropriate, an adjustment to the Company’s cost of goods sold and inventory is recorded in the period in which such determination was made. At December 28, 2013 and December 29, 2012, management believed that it had provided sufficient reserves for excess or obsolete inventories.
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
Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain patents, customer relationships and technologies) are expected to have determinable useful lives. The Company’s assessment as to those intangibles that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. The Company’s estimates of the useful lives of determinable-lived intangibles are based primarily on these same factors. All of the Company’s acquired technology and customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated lives.

GOODWILL AND OTHER NON-AMORTIZABLE INTANGIBLES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying value and estimated fair value. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets are not recoverable, based on the discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded fair value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the recorded fair value of the tangible and intangible net assets exceeds the fair value of the reporting unit.
The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. The Company would not be required to quantitatively determine the fair value of the indefinite-lived intangible unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. The Company may skip the qualitative assessment and quantitatively test indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years 2013, 2012 or 2011, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
INCOME TAXES
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated outcome. The Company believed its tax accruals were adequate to cover exposures related to changes in income allocation between tax jurisdictions. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in its consolidated statements of operations. Management evaluates the potential that the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.
On a periodic basis, the Company estimates the full year effective tax rate and records a quarterly income tax provision in accordance with the projected full year rate. As the fiscal year progresses, that estimate is refined based upon actual events and the distribution of earnings in each tax jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the revised anticipated annual rate.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The discount rate at December 28, 2013 was 5.26%. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company determined to be 7.68% in fiscal 2013. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation - Stock Compensation. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions to calculate the amount to expense in the consolidated statements of operations related to stock options granted to employees. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that are expected to be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized in the consolidated statements of operations.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. The Company regularly assesses these risks and has established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.
Foreign Exchange Risk
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars.
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
The Company conducts wholesale operations outside of the U.S. in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 28, 2013 and December 29, 2012, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $129.1 million and $111.9 million, with maturities ranging up to 364 and 336 days for fiscal years 2013 and 2012, respectively.
Through the end of fiscal 2013, the Company had sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees and distributors is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At December 28, 2013, a stronger U.S. dollar compared to foreign currencies versus fiscal 2012 decreased the value of these investments in net assets by $5.4 million. At December 29, 2012, a weaker U.S. dollar compared to foreign currencies versus fiscal 2011 increased the value of these investments in net assets by $5.7 million. These changes resulted in cumulative foreign currency translation adjustments at December 28, 2013 and December 29, 2012 of $0.5 million and $5.9 million, respectively, that are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $775.0 million at the end of fiscal 2013. At the end of fiscal 2013, the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $455.5 million of its variable-rate debt to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other assets for $0.9 million at the end of fiscal 2013. As of December 28, 2013, the weighted-average interest rate on the Company’s variable-rate debt was approximately 1.9%. Based on the level of variable-rate debt outstanding as of that date, a one percentage-point increase in the weighted-average interest rate would increase the Company’s annual pre-tax interest expense by approximately $3.2 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of December 28, 2013.
CONTRACTUAL OBLIGATIONS
As of December 28, 2013, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$278.7	$51.5	$84.2	$58.7	$84.3
Debt obligations (1)	1,362.9	91.8	211.9	642.5	416.7
Purchase obligations (2)	409.6	409.6	—	—	—
Deferred compensation	4.1	0.7	1.0	1.1	1.3
Pension (3)	4.7	4.7	—	—	—
Supplemental Executive Retirement Plan	40.5	3.8	7.9	8.2	20.6
Dividends declared	6.2	6.2	—	—	—
Minimum royalties	3.6	1.9	1.7	—	—
Minimum advertising	31.5	8.0	12.1	5.5	5.9
Total (4)	$2,141.8	$578.2	$318.8	$716.0	$528.8

(1)
Includes principal and interest payments on the Company’s interest-bearing debt and payments on the interest rate swap. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 28, 2013. Actual cash outflows may differ significantly due to changes in underlying interest rates.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
Pension obligations reflect expected pension funding, which is the amount of required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(4)
The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the consolidated balance sheet at December 28, 2013 is $8.6 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

At December 28, 2013, the Company had $196.5 million of additional borrowing capacity available under the Revolving Credit Facility that terminates on October 10, 2018.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 28, 2013, based on the framework in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 28, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
During the sixteen-week period ended December 28, 2013, the Company converted certain PLG legacy operating systems related to consumer direct operations to the Company's existing enterprise resource planning software system. The Company took the necessary steps to monitor and maintain appropriate internal controls while the legacy systems were being converted. These steps included procedures to preserve the integrity of the data converted and a review by management to validate the data converted. Additionally, the Company provided training related to this system to individuals using the system to carry out their job responsibilities. The Company anticipates that the conversion of this legacy system will strengthen the Company's overall system of internal controls due to enhanced automation and integration of related processes. The system change was undertaken to integrate systems and consolidate information and was not undertaken in response to any actual or perceived deficiencies in the Company's internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The Company’s Audit Committee is comprised of four Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, under the caption “Corporate Governance” under the subheading “Board Committees.”

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
The information regarding directors of the Company contained under the caption “Board of Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference.
The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference.

Item 11.	Executive Compensation
The information contained under the captions “Non-Employee Director Compensation in Fiscal Year 2013,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2013,” “Pension Plans and 2013 Pension Benefits” and “Potential Payments Upon Termination or Change in Control” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheadings “Risk Considerations in Compensation Programs” and “Board Committees” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained under the caption “Securities Ownership of Officers and Directors and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 28, 2013:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,031,241	(2), (3)	$16.00	11,239,291	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	6,031,241		$16.00	11,239,291

(1)
Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.

(2)
Includes: (i) 5,416,012 stock options awarded to employees under the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010 and the Stock Incentive Plan of 2013; and (ii) and 615,229 stock options awarded to non-employee directors under the Stock Incentive Plan of 2013, Stock Incentive Plan of 2010, the Amended and Restated Stock Incentive Plan of 2005 and the Amended and Restated Directors’ Stock Option Plan last approved by stockholders in 2002. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.

(3)	Of this amount, 2,026,843 options were not exercisable as of December 28, 2013 due to vesting restrictions.

(4)
Comprised of: (i) 289,059 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 10,950,232 shares issuable under the Stock Incentive Plan of 2013.

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment of the next cash dividend on the Company’s common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 411,116 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
The Stock Incentive Plan of 2013 is an equity-based incentive plan for officers, key employees, and directors. The Stock Incentive Plan of 2013 authorizes awards of stock options, restricted common stock, common stock, restricted stock units and/or stock appreciation rights. The Stock Incentive Plan of 2013 provides that each share of restricted or unrestricted common stock and each restricted stock unit issued under the plan is counted as two shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes only stock options will be issued under the plan in the future; each stock option counts as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes, expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.
Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 28, 2013:

•	Outside Directors’ Deferred Compensation Plan: 289,059

•	Stock Incentive Plan of 2013: 4,211,628

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information contained under the caption “Related Party Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information contained under the caption “Independent Registered Public Accounting Firm” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 23, 2014, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Attached as Appendix A
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012.

•	Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix B
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits
See the Exhibit Index included in this Form 10-K for the exhibits filed with this Annual Report or incorporated by reference. The Company will furnish a copy of any exhibit listed in the Exhibit Index to any stockholder without charge upon written request to General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 25, 2014	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2014
Blake W. Krueger

By:	/s/ Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2014
Donald T. Grimes

	*/s/ Jeffrey M. Boromisa	Director	February 25, 2014
Jeffrey M. Boromisa

	*/s/ Gina R. Boswell	Director	February 25, 2014
Gina R. Boswell

	*/s/ William K. Gerber	Director	February 25, 2014
William K. Gerber

	*/s/ Alberto L. Grimoldi	Director	February 25, 2014
Alberto L. Grimoldi

	*/s/ Joseph R. Gromek	Director	February 25, 2014
Joseph R. Gromek

	*/s/ David T. Kollat	Director	February 25, 2014
David T. Kollat

By:	/s/ Blake W. Krueger	Director	February 25, 2014
Blake W. Krueger

	*/s/ Brenda J. Lauderback	Director	February 25, 2014
Brenda J. Lauderback

	*/s/ Nicholas T. Long	Director	February 25, 2014
Nicholas T. Long

	*/s/ Timothy J. O’Donovan	Director	February 25, 2014
Timothy J. O’Donovan

	*/s/ Shirley D. Peterson	Director	February 25, 2014
Shirley D. Peterson

	*/s/ Michael A. Volkema	Director	February 25, 2014
Michael A. Volkema

*By:	/s/ Blake W. Krueger	Attorney-in-Fact	February 25, 2014
Blake W. Krueger

APPENDIX A
Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$214.2	$171.4
Accounts receivable, less allowances:
December 28, 2013 – $37.8
December 29, 2012 – $26.7	398.1	353.6
Inventories:
Finished products	406.0	431.8
Raw materials and work-in-process	22.2	34.4
Total inventories	428.2	466.2
Deferred income taxes	29.1	28.0
Prepaid expenses and other current assets	48.4	55.7
Total current assets	1,118.0	1,074.9
Property, plant and equipment:
Gross cost	416.1	384.8
Accumulated depreciation	(264.2)	(235.1)
Property, plant and equipment, net	151.9	149.7
Other assets:
Goodwill	445.3	459.9
Indefinite-lived intangibles	690.5	679.8
Amortizable intangibles, net	126.7	153.5
Deferred income taxes	3.4	0.9
Deferred financing costs, net	22.0	38.9
Other	64.4	56.8
Total other assets	1,352.3	1,389.8
Total assets	$2,622.2	$2,614.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	December 28, 2013	December 29, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135.2	$160.9
Accrued salaries and wages	41.5	36.4
Other accrued liabilities	99.3	91.3
Current maturities of long-term debt	53.3	30.7
Total current liabilities	329.3	319.3
Long-term debt, less current maturities	1,096.7	1,219.3
Accrued pension liabilities	74.2	165.5
Deferred income taxes	253.9	240.5
Other liabilities	26.7	26.1
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
December 28, 2013 – 100,817,972 shares
December 29, 2012 – 98,749,221 shares	100.8	98.7
Additional paid-in capital	5.0	—
Retained earnings	743.1	633.4
Accumulated other comprehensive loss	(9.2)	(87.5)
Cost of shares in treasury:
December 28, 2013 – 72,514 shares
December 29, 2012 – 82,019 shares	(2.1)	(2.2)
Total Wolverine World Wide, Inc. stockholders’ equity	837.6	642.4
Non-controlling interest	3.8	1.3
Total stockholders’ equity	841.4	643.7
Total liabilities and stockholders’ equity	$2,622.2	$2,614.4

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2013	2012	2011
Revenue	$2,691.1	$1,640.8	$1,409.1
Cost of goods sold	1,619.0	1,008.1	852.3
Acquisition-related transaction and integration costs	—	4.5	—
Restructuring costs	7.6	—	—
Gross profit	1,064.5	628.2	556.8
Selling, general and administrative expenses	830.7	482.0	386.6
Acquisition-related transaction and integration costs	41.5	32.5	—
Operating profit	192.3	113.7	170.2
Other expenses:
Interest expense, net	52.0	14.0	1.0
Acquisition-related interest expense	—	5.2	—
Debt extinguishment costs	13.1	—	—
Other expense (income), net	(0.5)	0.3	0.3
Total other expenses	64.6	19.5	1.3
Earnings before income taxes	127.7	94.2	168.9
Income taxes	26.7	13.4	45.6
Net earnings	101.0	80.8	123.3
Less: net earnings attributable to non-controlling interests	0.6	0.1	—
Net earnings attributable to Wolverine World Wide, Inc.	$100.4	$80.7	$123.3
Net earnings per share (see Note 1):
Basic	$1.01	$0.84	$1.27
Diluted	$0.99	$0.81	$1.24
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2013	2012	2011
Net earnings	$101.0	$80.8	$123.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.4)	5.7	(11.3)
Effective portion of changes related to foreign exchange contracts:
Net (loss) gain arising during the period, net of taxes of $0.2, $1.0 and $(1.0)	(0.4)	(2.1)	2.2
Reclassification adjustments into cost of goods sold, net of taxes of $(0.6), $1.3 and $(1.4)	1.3	(2.9)	2.9
Unrealized gain (loss) on interest rate swap, net of taxes of $(0.8) and $0.5	1.6	(1.0)	—
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $(33.1), $16.0 and $17.0	61.4	(29.8)	(31.6)
Amortization of prior actuarial losses, net of taxes of $(10.7), $(7.3) and $(4.2)	19.7	13.5	7.8
Amortization of prior service cost, net of taxes of $0, $0 and $(0.1)	0.1	0.1	0.1
Other comprehensive income (loss)	78.3	(16.5)	(29.9)
Comprehensive income	179.3	64.3	93.4
Less: comprehensive income attributable to non-controlling interests	0.5	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$178.8	$64.3	$93.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2013	2012	2011
OPERATING ACTIVITIES
Net earnings	$101.0	$80.8	$123.3
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.2	27.7	15.9
Deferred income taxes	(27.8)	(4.2)	7.7
Stock-based compensation expense	28.2	15.0	14.1
Excess tax benefits from stock-based compensation	(3.4)	(9.9)	(3.3)
Pension contribution	(2.4)	(26.7)	(31.8)
Pension expense	37.3	27.9	17.5
Debt extinguishment costs	13.1	—	—
Restructuring costs	7.6	—	—
Cash payments related to restructuring activities	(1.4)	—	(1.0)
Other	(3.6)	4.8	11.3
Changes in operating assets and liabilities:
Accounts receivable	(41.3)	15.1	(24.8)
Inventories	35.1	(29.4)	(25.1)
Other operating assets	12.8	(17.1)	(21.6)
Accounts payable	(26.5)	5.9	(7.1)
Income taxes	0.2	(0.3)	0.1
Other operating liabilities	17.2	2.0	3.6
Net cash provided by operating activities	202.3	91.6	78.8
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(1,225.9)	—
Additions to property, plant and equipment	(41.7)	(14.9)	(19.4)
Proceeds from sales of property, plant and equipment	2.8	—	0.1
Investments in joint ventures	(2.5)	(2.9)	—
Other	(3.3)	(2.4)	(3.3)
Net cash used in investing activities	(44.7)	(1,246.1)	(22.6)
FINANCING ACTIVITIES
Net borrowings (repayments) under revolver	—	(11.0)	11.0
Borrowings of long-term debt	775.0	1,275.0	—
Payments of long-term debt	(875.0)	(25.5)	(0.5)
Payments of debt issuance costs	(2.3)	(40.1)	—
Cash dividends paid	(23.7)	(23.6)	(22.7)
Purchase of common stock for treasury	(0.8)	(14.1)	(67.5)
Proceeds from shares issued under stock incentive plans	8.6	11.6	14.1
Excess tax benefits from stock-based compensation	3.4	9.9	3.3
Contributions from non-controlling interests	2.0	1.2	—
Net cash (used) provided by in financing activities	(112.8)	1,183.4	(62.3)
Effect of foreign exchange rate changes	(2.0)	2.5	(4.3)
Increase (decrease) in cash and cash equivalents	42.8	31.4	(10.4)
Cash and cash equivalents at beginning of the year	171.4	140.0	150.4
Cash and cash equivalents at end of the year	$214.2	$171.4	$140.0
OTHER CASH FLOW INFORMATION
Interest paid	$48.8	$10.0	$0.8
Net income taxes paid	$33.5	$16.3	$30.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total
Balance as of January 1, 2011	$98.0	$—	$487.0	$(41.1)	$—	$—	$543.9
Net earnings			123.3				123.3
Shares issued under stock incentive plans, net of forfeitures (2,086,038 shares)	1.0						1.0
Stock-based compensation expense		14.1					14.1
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		4.9					4.9
Income tax benefits		4.1					4.1
Issuance of performance shares (412,296 shares)		7.6					7.6
Issuance of treasury shares (24,354 shares)		(0.3)			0.6		0.3
Shares acquired for treasury (1,895,893 shares)					(67.4)		(67.4)
Cash dividends declared ($0.24 per share)			(23.2)				(23.2)
Other comprehensive loss				(29.9)		—	(29.9)
Impact of stock split in the form of a stock dividend	(2.7)	(30.4)	(33.7)		66.8		—
Balance as of December 31, 2011	$96.3	$—	$553.4	$(71.0)	$—	$—	$578.7
Net earnings			80.7			0.1	80.8
Shares issued under stock incentive plans, net of forfeitures (2,992,428 shares)	1.5						1.5
Stock-based compensation expense		15.0					15.0
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		9.5					9.5
Income tax benefits		11.0					11.0
Issuance of performance shares (394,608 shares)		(0.2)					(0.2)
Issuance of treasury shares (20,766 shares)		—			0.5		0.5
Shares acquired for treasury (354,411 shares)					(14.1)		(14.1)
Cash dividends declared ($0.24 per share)			(23.7)				(23.7)
Other comprehensive loss				(16.5)		—	(16.5)
Capital contribution from non-controlling interest						1.2	1.2
Impact of stock split in the form of stock dividend	0.9	(35.3)	23.0		11.4		—
Balance as of December 29, 2012	$98.7	$—	$633.4	$(87.5)	$(2.2)	$1.3	$643.7
See accompanying notes to consolidated financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total
Balance as of December 29, 2012	$98.7	$—	$633.4	$(87.5)	$(2.2)	$1.3	$643.7
Net earnings			100.4			0.6	101.0
Shares issued under stock incentive plans, net of forfeitures (2,068,751 shares)	1.1						1.1
Stock-based compensation expense		28.2					28.2
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		7.5					7.5
Income tax benefits		3.9					3.9
Issuance of performance shares (785,458 shares)		(0.4)					(0.4)
Issuance of treasury shares (26,590 shares)		—			0.6		0.6
Shares acquired for treasury (17,085 shares)					(0.8)		(0.8)
Cash dividends declared ($0.24 per share)			(23.6)				(23.6)
Other comprehensive income				78.3		(0.1)	78.2
Capital contribution from non-controlling interest						2.0	2.0
Impact of stock split in the form of a stock dividend	1.0	(34.2)	32.9		0.3		—
Balance as of December 28, 2013	$100.8	$5.0	$743.1	$(9.2)	$(2.1)	$3.8	$841.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Patagonia®, Saucony®, Sebago®, Soft Style® Sperry Top-Sider®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer direct division to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Principles of Consolidation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. All fiscal years presented herein are 52-week periods.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated through licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or shipment of branded products by licensees and distributors. Retail store revenue is recognized at time of sale.
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

Inventories
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
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
Operating Leases
The Company leases its retail stores and certain distribution and office facilities under operating leases. In addition to the minimum lease payments, leases may include rent escalation clauses, contingent rental expense and lease incentives, including rent holidays and tenant improvement allowances. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. Landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Leasehold improvements are depreciated at the lesser of the estimated useful life or lease term, including reasonably-assured lease renewals as determined at lease inception.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing that result in a closing of such financings for the Company. These costs are amortized into earnings through interest expense over the terms of the respective agreements. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. The Company’s assessment as to trademarks and brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. The Company’s estimates of the useful lives of determinable-lived intangibles are based primarily on these same factors. All of the Company’s acquired technology and customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated lives.
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles comprises trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying value and estimated fair value. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying values of these assets are not recoverable, based on the discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the carrying value of the tangible and intangible net assets of the reporting units. Goodwill is considered impaired if the recorded fair value of the tangible and intangible net assets exceeds the fair value of the reporting unit.
The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. The Company would not be required to quantitatively determine the fair value of the indefinite-lived intangible unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. The Company may skip the qualitative assessment and quantitatively test indefinite-lived intangibles by comparison of the individual carrying values to the fair value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years 2013, 2012 or 2011 as the Company’s annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying value and accumulated amortization for these amortizable intangibles was as follows:

	December 28, 2013
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	18	$100.5	$6.4	$94.1
Licensing arrangements	3	28.8	8.3	20.5
Developed product technology	4	14.9	3.8	11.1
Backlog	0	5.2	5.2	—
Other	2	9.3	8.3	1.0
Total		$158.7	$32.0	$126.7

	December 29, 2012
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	19	$110.5	$1.3	$109.2
Licensing arrangements	4	28.1	1.5	26.6
Developed product technology	5	14.5	0.7	13.8
Backlog	1	5.1	2.3	2.8
Other	2	9.1	8.0	1.1
Total		$167.3	$13.8	$153.5
Amortization expense for other intangible assets was $18.4 million and $6.5 million for fiscal years 2013 and 2012, respectively. Estimated aggregate amortization expense for such intangibles for each of the five fiscal years subsequent to 2013 is as follows:

(In millions)	2014	2015	2016	2017	2018
Amortization expense	$15.5	$15.3	$13.5	$8.4	$5.0

The changes in the carrying amount of goodwill and other non-amortizable intangibles for the years ended December 28, 2013 and December 29, 2012 are as follows:

(In millions)	Goodwill	Other non-amortizable intangibles	Total
Balance at December 31, 2011	$38.9	$17.4	$56.3
Acquisition of PLG	419.6	661.8	1,081.4
Foreign currency translation effects	1.4	0.6	2.0
Balance at December 29, 2012	$459.9	$679.8	$1,139.7
Acquisition adjustments	(10.8)	10.0	(0.8)
Foreign currency translation effects	(3.8)	0.7	(3.1)
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. During fiscal 2013, the Company recorded an impairment of $0.7 million related to certain consumer direct store assets where the estimated future cash flows did not support the net book value of the store assets.

Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 7 to the consolidated financial statements for additional information.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $28.2 million, $15.0 million, and $14.1 million and related income tax benefits of $9.3 million, $4.9 million, and $4.5 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2013, 2012 and 2011, respectively.
Stock-based compensation expense recognized in the consolidated statements of operations for fiscal years 2013, 2012 and 2011, was based on awards ultimately expected to vest and, as such, was reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $5.24, $5.36 and $5.23 per share for fiscal years 2013, 2012 and 2011, respectively, with the following weighted-average assumptions:

	2013	2012	2011
Expected market price volatility (1)	33.2%	37.8%	38.6%
Risk-free interest rate (2)	0.6%	0.6%	1.8%
Dividend yield (3)	1.2%	1.3%	1.6%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 2,371,937 shares of common stock in connection with the exercise of stock options and new restricted and performance stock awards during fiscal 2013. The Company cancelled 219,228 shares of common stock issued under restricted and performance stock awards as a result of forfeitures during fiscal 2013.
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
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. All share and per share data in this Annual Report on Form 10-K has been presented to reflect the split.
The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except share and per share data)	2013	2012	2011
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$100.4	$80.7	$123.3
Adjustment for earnings allocated to nonvested restricted common stock	(2.3)	(1.7)	(2.6)
Net earnings used to calculate basic earnings per share	98.1	79.0	120.7
Adjustment for earnings reallocated to nonvested restricted common stock	0.1	0.1	0.1
Net earnings used to calculate diluted earnings per share	$98.2	$79.1	$120.8
Denominator:
Weighted average shares outstanding	100,253,617	97,632,336	97,821,198
Adjustment for nonvested restricted common stock	(3,308,162)	(2,757,836)	(2,865,082)
Shares used to calculate basic earnings per share	96,945,455	94,874,500	94,956,116
Effect of dilutive stock options	1,993,343	2,154,152	2,501,224
Shares used to calculate diluted earnings per share	98,938,798	97,028,652	97,457,340
Net earnings per share:
Basic	$1.01	$0.84	$1.27
Diluted	$0.99	$0.81	$1.24
Options granted to purchase 449,036 shares of common stock in fiscal 2013, 775,182 shares in fiscal 2012, and 677,754 shares in fiscal 2011 have not been included in the denominator for the computation of diluted earnings per share for each of those fiscal years because the related exercise prices were greater than the average market price for the year, and they were, therefore, anti-dilutive.
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

Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2013, 2012 and 2011.
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap agreement, borrowings under the Company’s Revolving Credit Facility and interest-bearing debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. As of December 28, 2013 the carrying value and the fair value of the Company’s interest-bearing debt, including current maturities, were $1,150.0 million and $1,183.8 million, respectively. As of December 29, 2012, the carrying value and the fair value of the Company’s interest-bearing debt, were $1,250.0 million and $1,308.9 million, respectively. The fair value of the fixed-rate debt is based on third-party quotes (Level 2). The fair value of the variable-rate debt was calculated by discounting the future cash flows to their present value using a discount rate based on the risk free rate of the same maturity (Level 3). The Company does not hold or issue financial instruments for trading purposes.
The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At December 28, 2013 and December 29, 2012, the Company had outstanding forward currency exchange contracts to purchase $129.1 million and $111.9 million, of U.S. dollars with maturities ranging up to 364 and 336 days for fiscal years 2013 and 2012, respectively.
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 28, 2013 and December 29, 2012.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 28, 2013	December 29, 2012
Financial assets
Foreign exchange contracts asset	$1.7	$—
Interest rate swap asset	0.9	—
Financial liabilities
Foreign exchange contracts liability	$2.3	$2.3
Interest rate swap liability	—	1.5
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for fiscal years 2013, 2012 and 2011. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company has one interest rate swap agreement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

The differential paid or received on the interest rate swap agreement is recognized as interest expense. The Company’s interest rate swap arrangement, which reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt, has a notional amount of $455.5 million as of December 28, 2013. This derivative instrument, which, unless otherwise terminated, will mature on October 6, 2017, has been designated as a cash flow hedge of the debt. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

2.	INVENTORIES
Inventories of $59.3 million at December 28, 2013 and $62.7 million at December 29, 2012 have been valued using the LIFO method. If the FIFO method had been used, inventories would have been $21.8 million and $21.6 million higher than reported at December 28, 2013 and December 29, 2012, respectively.

3.	INDEBTEDNESS
Total borrowings consist of the following obligations:

(In millions)	December 28, 2013	December 29, 2012
Term Loan A, due October 10, 2018	$775.0	$550.0
Term Loan B, due October 9, 2019	—	325.0
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0
Total interest-bearing debt	1,150.0	1,250.0
Less: current maturities of long-term debt	53.3	30.7
Total long-term debt	$1,096.7	$1,219.3
On October 10, 2013, the Company amended the Credit Agreement resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on the term loan debt, and a one-year extension on both the Term Loan A Facility and the Revolving Credit Facility. In addition, the Amendment provided for increased debt capacity subject to a maximum aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) of $1,350.0 million. The Company incurred $13.1 million of debt extinguishment costs during the fourth quarter of fiscal 2013 in connection with the Amendment. These costs represent a write-off of previously capitalized deferred financing costs.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an applicable margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.375% to 1.25%, or (2) the Eurocurrency Rate plus an applicable margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.375% to 2.25% with all capitalized terms as defined in the Credit Agreement.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $200.0 million and includes a $100.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility.
The only usage against the Company’s unsecured Revolving Credit Facility as of December 28, 2013 and December 29, 2012, was due to outstanding standby letters of credit totaling $3.5 million and $1.9 million, respectively. The Company's outstanding letters of credit reduce the borrowing capacity under the Company’s Revolving Credit Facility.
As required by the Credit Agreement, the Company also entered into an interest rate swap with a notional amount as of December 28, 2013 and December 29, 2012 of $455.5 million and $462.2 million, respectively. The interest rate swap reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. This derivative instrument was designated as a cash flow hedge of the Company's variable rate debt.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms are as defined in the Credit Agreement). The Company was in compliance with all such restrictions and financial covenants during fiscal 2013 and fiscal 2012.
On October 9, 2012, the Company issued a total of $375.0 million in senior notes. During the third quarter of fiscal 2013, the Company exchanged the senior notes (the "Public Bonds"). The Public Bonds bear interest at 6.125% and are due on October 15, 2020. Related interest payments are due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company included in interest expense the amortization of deferred financing costs of approximately $6.1 million and $1.8 million in fiscal 2013 and fiscal 2012, respectively.
In fiscal 2012, the Company used the borrowings under the term loan facilities, together with the net proceeds from the Public Bonds and cash on hand, to finance the PLG acquisition, repay any amounts outstanding under prior indebtedness, terminate its previous revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the PLG acquisition.
Cash flows from operating activities, along with borrowings under the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to reduce debt, fund internal and external growth initiatives, purchase property, plant and equipment, pay dividends or repurchase the Company’s common stock.
Annual maturities of interest-bearing debt for the five fiscal years subsequent to December 28, 2013, are as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Annual maturities of interest-bearing debt	$53.3	$63.0	$77.5	$77.5	$503.7	$375.0
The above maturities exclude the recorded fair value of the Company’s interest rate swap arrangement, which was recorded within other assets for $0.9 million as of December 28, 2013. The interest rate swap was recorded within other liabilities for $1.5 million as of December 29, 2012. Additional information regarding the interest rate swap is provided in Note 1 of the consolidated financial statements.

4.	ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)		$(87.5)
Other comprehensive income (loss) before reclassifications	(5.4)	(0.4)		1.6	61.4		57.2
Amounts reclassified from accumulated other comprehensive income	—	1.9	(1)	—	30.5	(2)	32.4
Income tax expense (benefit)	—	(0.6)		—	(10.7)		(11.3)
Net reclassifications	—	1.3		—	19.8		21.1
Net current-period other comprehensive income (loss)	(5.4)	0.9		1.6	81.2		78.3
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)

(1)	Amounts reclassified are included in cost of goods sold.

(2)	Amounts reclassified are included in the computation of net periodic pension costs (see Note 7 for additional details).

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 28, 2013	December 29, 2012
Land	3.9	3.9
Buildings and improvements	119.0	107.0
Machinery and equipment	192.1	180.1
Software	101.1	93.8
Gross cost	416.1	384.8
Less: accumulated depreciation	264.2	235.1
Property, plant and equipment, net	151.9	149.7
Depreciation expense was $37.8 million, $21.2 million and $14.9 million for fiscal years 2013, 2012 and 2011, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.
At December 28, 2013, minimum rental payments due under all non-cancelable leases were as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Minimum rental payments	$51.5	$45.4	$38.8	$31.6	$27.1	$84.3
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $55.9 million in fiscal 2013, $29.4 million in fiscal 2012 and $20.1 million in fiscal 2011.

6.	CAPITAL STOCK
The Company has 2,000,000 authorized shares of $1 par value preferred stock, of which none was issued or outstanding as of December 28, 2013 or December 29, 2012. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company did not repurchase any shares of Company common stock in fiscal 2013 under a stock repurchase program and repurchased $2.4 million of Company stock during fiscal 2012. On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. In addition to the share repurchase program activity, the Company acquired $0.8 million and $11.7 million of shares in fiscal years 2013 and 2012, respectively, in connection with employee transactions related to stock incentive plans.
As of December 28, 2013, the Company had stock options outstanding under various stock incentive plans. As of December 28, 2013, the Company had approximately 10,950,232 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as one stock incentive unit and all other awards granted, including restricted stock, count as 2.6 stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date, and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.
A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2011	8,497,820	$10.74	5.7	$44.3
Granted	797,498	18.38
Exercised	(1,775,342)	9.95
Cancelled	(130,008)	13.40
Outstanding at December 31, 2011	7,389,968	$11.70	5.5	$45.7
Granted	902,554	19.85
Exercised	(2,729,502)	9.95
Cancelled	(62,038)	17.78
Outstanding at December 29, 2012	5,500,982	$13.84	5.9	$34.4
Granted	1,489,813	21.76
Exercised	(851,874)	11.46
Cancelled	(107,680)	20.89
Outstanding at December 28, 2013	6,031,241	$16.00	6.2	$104.9
Estimated forfeitures	(10,585)
Vested or expected to vest at December 28, 2013	6,020,656	$15.99	6.2	$104.8
Nonvested at December 28, 2013 and expected to vest	(2,016,258)
Exercisable at December 28, 2013	4,004,398	$13.54	5.0	$79.5
The total pretax intrinsic value of options exercised during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $12.8 million, $30.1 million and $14.9 million, respectively. As of December 28, 2013, there was $4.3 million of unrecognized compensation expense related to stock option grants that is expected to be recognized over a weighted-average period of 1.3 years. As of December 29, 2012 and December 31, 2011, there was $2.9 million and $2.4 million, respectively, of unrecognized compensation expense related to stock option awards that was expected to be recognized over a weighted-average period of 1.2 and 1.0 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $33.40 as of December 28, 2013, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. The total number of in-the-money options exercisable as of December 28, 2013 was 4,004,398 and the weighted-average exercise price was $13.54. As of December 29, 2012, 3,972,228 outstanding options were exercisable and in-the-money and the weighted-average exercise price was $12.18.
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
A summary of the nonvested restricted shares issued under stock award plans is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	1,527,092	$11.28	949,050	$10.22
Granted	400,854	18.29	412,296	18.32
Vested	(330,372)	12.14	—	—
Forfeited	(105,716)	12.36	(78,686)	12.38
Nonvested at December 31, 2011	1,491,858	$12.89	1,282,660	$12.69
Granted	703,348	20.14	401,190	19.89
Vested	(730,434)	12.51	(872,352)	10.63
Forfeited	(66,310)	16.13	(32,104)	12.82
Nonvested at December 29, 2012	1,398,462	$16.58	779,394	$18.93
Granted	744,287	22.18	789,814	21.52
Vested	(102,724)	15.35	(28,580)	13.62
Forfeited	(109,600)	19.96	(109,628)	20.99
Nonvested at December 28, 2013	1,930,425	$18.61	1,431,000	$20.31
As of December 28, 2013, there was $13.8 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended December 28, 2013 was $2.7 million. As of December 29, 2012, there was $11.6 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the year ended December 29, 2012 was $14.9 million. As of December 31, 2011, there was $6.5 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans that was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended December 31, 2011 was $6.2 million.
As of December 28, 2013, there was $8.0 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 28, 2013 was $0.6 million. As of December 29, 2012, there was $3.5 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 29, 2012 was $17.5 million. As of December 31, 2011, there was $4.7 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans that was expected to be recognized over a weighted-average period of 2.0 years.

7.	RETIREMENT PLANS
The Company has three non-contributory, defined benefit pension plans covering a majority of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings. Effective January 1, 2013, the Company closed this plan to new participants. The Company’s second plan provides benefits at a fixed rate per year of service for certain employees under a collective bargaining arrangement. The Company’s third non-contributory defined benefit pension plan, which no longer accrues future benefits, covers certain eligible PLG associates. Prior to the freezing of that plan, eligible PLG participants accrued pension benefits at a fixed unit rate based on the participant’s service and compensation.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time which generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $49.4 million at December 28, 2013 and $46.7 million at December 29, 2012 that are intended to fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its defined contribution plans of $4.8 million in fiscal 2013, $2.9 million in fiscal 2012 and $2.5 million in fiscal 2011.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.5 million in fiscal 2013, $0.9 million in fiscal 2012 and $0.9 million in fiscal 2011. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2.6 million at December 28, 2013 and $3.0 million at December 29, 2012 and was recognized as a deferred compensation liability on the consolidated balance sheets.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal 2013 and 2012:

(In millions)	2013	2012
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$445.2	$269.1
PLG projected benefit obligations at acquisition date	—	109.7
Service cost pertaining to benefits earned during the year	9.0	7.7
Interest cost on projected benefit obligations	18.8	15.3
Actuarial (gains) losses	(62.3)	55.7
Benefits paid to plan participants	(15.3)	(12.3)
Projected benefit obligations at end of the year	$395.4	$445.2
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$277.3	$163.1
PLG fair value of pension assets at acquisition date	—	72.0
Actual return on plan assets	53.1	26.0
Company contributions - pension	2.4	26.7
Company contributions - SERP	2.1	1.8
Benefits paid to plan participants	(15.3)	(12.3)
Fair value of pension assets at end of the year	$319.6	$277.3
Funded status	$(75.8)	$(167.9)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2.3	$—
Current liabilities	(3.9)	(2.4)
Non-current liabilities	(74.2)	(165.5)
Net amount recognized	$(75.8)	$(167.9)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss (amounts net of tax: $(9.3) and $(90.5))	$(13.1)	$(137.9)
Unrecognized prior service cost (amounts net of tax: $(0.2) and $(0.2))	(0.2)	(0.4)
Net amount recognized	$(13.3)	$(138.3)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(75.8)	$(167.9)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	49.4	46.7
Net funded status of pension plans and SERP (supplemental)	$(26.4)	$(121.2)
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $380.1 million at December 28, 2013 and $425.4 million at December 29, 2012.
The following is a summary of net pension and SERP expense recognized by the Company:

(In millions)	2013	2012	2011
Service cost pertaining to benefits earned during the year	$(9.0)	$(7.7)	$(6.5)
Interest cost on projected benefit obligations	(18.8)	(15.3)	(13.4)
Expected return on pension assets	21.0	15.9	14.3
Net amortization loss	(30.5)	(20.8)	(11.9)
Net pension expense	$(37.3)	$(27.9)	$(17.5)
The actuarial loss and prior service cost included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2014 is $7.4 million and $0.1 million, respectively. Expense for qualified defined benefit pension plans was $29.2 million in fiscal 2013, $20.2 million in fiscal 2012 and $12.6 million in fiscal 2011.

The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	2013	2012
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.26%	4.30%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	4.30%	5.14%
Expected long-term rate of return on plan assets	7.68%	7.68%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s asset allocations at fiscal year-end by asset category and fair value measurement are as follows:

	2013
(In millions)	Level 1	Level 2	Total
Equity securities	$15.4	$196.1	$211.5	66.0%
Fixed income investments	26.7	81.2	107.9	33.6%
Cash and money market investments	1.4	—	1.4	0.4%
Total	$43.5	$277.3	$320.8	100.0%
Expenses payable to plan sponsor			(1.2)
Fair value of plan assets			$319.6

	2012
(In millions)	Level 1	Level 2	Total
Equity securities	$12.8	$185.6	$198.4	71.6%
Fixed income investments	25.5	53.4	78.9	28.4%
Fair value of plan assets	$38.3	$239.0	$277.3	100.0%
The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. Policy guidelines indicate that total equities should not exceed 75% and fixed income securities should not exceed 40%. Within the equity and fixed income classifications, the investments are diversified.
The Company expects to contribute approximately $4.7 million to its qualified defined benefit pension plans and approximately $3.8 million to the SERP in fiscal 2014.
Expected benefit payments for the five years subsequent to 2013 and the sum of the five years following those are as follows:

(In millions)	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$19.0	$19.6	$20.5	$21.2	$22.0	$123.6

8.	INCOME TAXES
The geographic components of earnings before income taxes are as follows:

(In millions)	2013	2012	2011
United States	$76.7	$38.3	$105.5
Foreign	51.0	55.9	63.4
Earnings before income taxes	$127.7	$94.2	$168.9
The provisions for income taxes consist of the following:

(In millions)	2013	2012	2011
Current expense:
Federal	$37.1	$15.3	$22.9
State	2.2	1.4	0.1
Foreign	15.0	3.1	15.1
Deferred expense (credit):
Federal	(23.5)	(5.1)	5.8
State	(3.0)	(0.4)	0.5
Foreign	(1.1)	(0.9)	1.2
Income tax provision	$26.7	$13.4	$45.6

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

(In millions)	2013	2012	2011
Income taxes at U.S. statutory rate (35%)	$44.7	$33.0	$59.1
State income taxes, net of federal income tax	0.5	0.2	1.0
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	(5.4)	(4.6)	(3.2)
Bermuda	2.7	1.7	—
Dominican Republic	1.7	(2.0)	(1.4)
Research and development credits	(2.2)	—	(0.6)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(17.1)	(12.2)	(12.8)
Other	3.1	(1.6)	(1.8)
Adjustments for uncertain tax positions	(1.2)	(6.7)	3.5
Change in valuation allowance	0.1	0.7	1.1
Change in state tax rates	(2.0)	—	—
Non deductible expenses	0.9	4.9	0.7
Other	0.9	—	—
Income tax provision	$26.7	$13.4	$45.6

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 28, 2013	December 29, 2012
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$18.7	$16.5
Deferred compensation accruals	11.0	9.9
Accrued pension expense	26.6	58.9
Stock-based compensation	16.2	7.7
Net operating loss, capital loss and foreign tax credit carryforward	32.1	3.9
Other amounts not deductible until paid	9.2	10.1
Other	0.7	1.4
Total gross deferred income tax assets	114.5	108.4
Less valuation allowance	(29.7)	(3.2)
Net deferred income tax assets	84.8	105.2
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(5.3)	(9.9)
Intangible assets	(294.8)	(302.0)
Other	(6.1)	(4.9)
Total deferred income tax liabilities	(306.2)	(316.8)
Net deferred income tax liabilities	$(221.4)	$(211.6)
The valuation allowance for deferred income tax assets as of December 28, 2013 and December 29, 2012 was $29.7 million and $3.2 million, respectively. The net change in the total valuation allowance for fiscal years 2013 and 2012 was $26.5 million and $0.7 million, respectively. The valuation allowance for 2012 was primarily related to foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in the foreign tax jurisdictions. In addition to the foreign net operating losses and foreign tax credit carryforwards, the Company also added a valuation allowance in fiscal 2013 for a capital loss generated from the PLG acquisition, in which the Company acquired all of the outstanding equity interests of PLG as well as certain other assets. During the measurement period, the Company made a post-closing adjustment related to a capital loss generated on the transaction by the seller that transferred to the Company, creating a deferred tax asset in the amount of $26.4 million. The deferred tax asset was offset by a full valuation allowance of $26.4 million, since in the judgment of management, the Company was not more likely than not generating future capital gains to offset the capital loss prior to the expiration of the carryforward period. During the year, $0.8 million of the valuation allowance was released by the Company to offset the gain generated on the sale of a capital asset.
At December 28, 2013, the Company had foreign net operating loss carryforwards of $20.3 million, which have expiration periods ranging from seven years to an unlimited term during which they are available to offset future foreign taxable income. The Company also had foreign tax credit carryforwards in foreign jurisdictions of $1.5 million, which are available for an unlimited carryforward period to offset future foreign taxes. The Company also had a U.S. capital loss carryforward of $73.1 million, which is available to offset future U.S. capital gain income, and expires in 2016.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In millions)	2013	2012
Beginning balance	$9.8	$13.8
Increase related to business acquisition	—	2.6
Increases related to current year tax positions	2.0	1.5
Decreases related to prior years positions	(0.4)	(4.8)
Settlements	—	(2.7)
Decrease due to lapse of statute	(2.8)	(0.6)
Ending balance	$8.6	$9.8
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $7.3 million as of December 28, 2013 and $8.5 million as of December 31, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.2 million as of December 28, 2013 and $2.0 million as of December 31, 2012.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.
The Company has not established a deferred tax liability on the amount of unremitted earnings of $367.0 million at December 28, 2013. As of December 28, 2013, the Company had $214.2 million of cash and equivalents on hand, of which $180.2 million was held outside of the United States. The Company intends to permanently reinvest these funds outside of the United States, and current plans do not demonstrate a need to repatriate this cash to fund our U.S. operations. However, if these funds were repatriated, the Company would be required to accrue and pay applicable United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of the hypothetical calculation.
On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

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
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Minimum royalties	$1.9	$1.7	$—	$—	$—	$—
Minimum advertising	8.0	9.0	3.1	2.7	2.8	5.9
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1.7 million, $2.8 million and $3.3 million for fiscal years 2013, 2012 and 2011, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $4.4 million, $4.1 million and $3.3 million for fiscal years 2013, 2012 and 2011, respectively.

10.	BUSINESS SEGMENTS
During the first quarter of fiscal 2013, the Company reorganized its portfolio of 16 brands, including the PLG brands acquired in the fourth quarter of fiscal 2012, into the following three operating segments, which the Company has determined are reportable operating segments:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® Safety footwear.
The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Reported revenue of the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; income from a network of third-party licensees and distributors; and revenue from the Company’s mono-branded consumer direct business. Prior year results have been restated to reflect these new reportable operating segments.
The Company also reports an Other and Corporate category. The Other category consists of the Company’s multi-brand consumer direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related transaction and integration costs and restructuring costs. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company allocated goodwill in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other in connection with the reorganization of the Company’s brand portfolio in the first quarter of fiscal 2013.
The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements.

Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

(In millions)	2013	2012	2011
Revenue:
Lifestyle Group	$1,086.6	$309.6	$147.4
Performance Group	945.8	674.6	619.4
Heritage Group	567.4	563.9	553.8
Other	91.3	92.7	88.5
Total	$2,691.1	$1,640.8	$1,409.1
Operating (loss) profit:
Lifestyle Group	$168.2	$44.6	$32.2
Performance Group	179.8	128.4	135.5
Heritage Group	85.7	83.5	91.6
Other	0.2	(1.1)	—
Corporate	(241.6)	(141.7)	(89.1)
Total	$192.3	$113.7	$170.2
Depreciation and amortization expense:
Lifestyle Group	$6.5	$2.0	$0.5
Performance Group	3.7	3.0	3.0
Heritage Group	1.2	1.2	1.1
Other	4.1	4.0	3.6
Corporate	40.7	17.5	7.7
Total	$56.2	$27.7	$15.9
Additions to property, plant and equipment:
Lifestyle Group	$18.3	$1.7	$1.9
Performance Group	3.3	1.9	3.7
Heritage Group	0.9	0.3	1.5
Other	5.4	2.5	1.1
Corporate	13.8	8.5	11.2
Total	$41.7	$14.9	$19.4

(In millions)	December 28, 2013	December 29, 2012	December 31, 2011
Total assets:
Lifestyle Group	$1,431.1	$1,338.3	$76.2
Performance Group	476.4	513.7	231.2
Heritage Group	247.2	319.0	234.0
Other	56.9	80.8	60.4
Corporate	410.6	362.6	249.9
Total	$2,622.2	$2,614.4	$851.7
Goodwill:
Lifestyle Group	$329.0	$349.5	$6.4
Performance Group	92.8	87.0	10.4
Heritage Group	23.5	23.4	22.1
Total	$445.3	$459.9	$38.9

Geographic information, related to revenue from external customers, based on shipping destination, included in the consolidated statements of operations is as follows:

(In millions)	2013	2012	2011
United States	$1,984.8	$1,079.9	$842.0
Foreign:
Europe, Middle East and Africa	362.0	310.1	336.9
Canada	166.2	112.6	114.0
Other	178.1	138.2	116.2
Total from foreign territories	706.3	560.9	567.1
Total revenue	$2,691.1	$1,640.8	$1,409.1
The location of the Company’s tangible long-lived assets (primarily property, plant and equipment) is as follows:

(In millions)	December 28, 2013	December 29, 2012	December 31, 2011
United States	$136.7	$136.8	$71.4
Foreign countries	15.2	14.2	8.9
Total	$151.9	$151.0	$80.3
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue.
During fiscal 2013, the Company sourced approximately 98% (based on pairs) of its footwear products from third-party suppliers located primarily in the Asia Pacific region. For fiscal 2013, the remainder was produced at Company-owned manufacturing facilities in the U.S. and the Dominican Republic. During the fourth quarter of fiscal 2013, the Company closed its Company-owned Dominican Republic manufacturing facilities as part of a restructuring plan. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

11.	RESTRUCTURING ACTIVITIES
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company's Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “Restructuring Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. As of December 28, 2013, the Restructuring Plan was substantially complete and the Company no longer maintains any Company-owned manufacturing capability in the Dominican Republic. The total amount expected to be incurred relating to the Restructuring Plan is $8.0 million. The Company incurred restructuring costs of $7.6 million for fiscal 2013. All costs incurred and expected to be incurred will be recognized in the Company's Corporate category and are included in the Restructuring costs line item in the consolidated statements of operations.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the Restructuring Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 29, 2012	$—	$—	$—
Restructuring costs	1.4	6.2	7.6
Amounts paid	(1.4)	—	(1.4)
Charges against assets	—	(5.7)	(5.7)
Balance at December 28, 2013	$—	$0.5	$0.5

12.	BUSINESS ACQUISITIONS
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
The Company funded the transaction using a combination of approximately $88.8 million of cash on hand and new borrowings. The Company’s debt financing included net proceeds from the term loan debt associated with the Credit Agreement and net proceeds from the senior notes.
For fiscal 2013, the Company incurred $41.5 million of acquisition-related transaction and integration costs included within selling, general and administrative expenses within the Company’s consolidated statements of operations. These costs include compensation expenses ($26.2 million), other purchased services ($10.6 million), amortization related to short-lived intangible assets ($2.4 million) and professional and legal fees ($2.3 million). For fiscal 2012, the Company incurred $42.2 million of acquisition-related transaction and integration costs of which $4.5 million, $32.5 million and $5.2 million were included within cost of goods sold, selling, general, and administrative expenses and interest expense, respectively, within the Company’s consolidated statements of operations. The charge to cost of goods sold of $4.5 million relates to the fair value adjustment to acquisition-date inventory and severance costs. The costs within selling, general and administrative expenses include professional and legal fees ($14.9 million), taxes paid on behalf of the seller ($9.7 million), other purchased services ($5.2 million) and severance ($2.7 million), respectively. The $5.2 million of interest expense includes an acquisition-related financing commitment fee and refinancing fees associated with the Company’s acquisition of PLG.
During the measurement period, the Company made certain post-closing adjustments related to the valuation of a receivable due from the seller, other assets and accruals, intangible assets and deferred income taxes that resulted in a net reduction to goodwill of $10.8 million. The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition:

(In millions)	Initial valuation at December 29, 2012	Measurement period adjustments	Final valuation at December 28, 2013
Cash	$23.6	$—	$23.6
Accounts receivable	146.9	4.3	151.2
Inventories	203.5	—	203.5
Deferred income taxes	13.6	—	13.6
Other current assets	13.2	—	13.2
Property, plant and equipment	77.1	—	77.1
Goodwill	419.6	(10.8)	408.8
Intangible assets	820.6	1.2	821.8
Other	11.2	—	11.2
Total assets acquired	1,729.3	(5.3)	1,724.0
Accounts payable	97.4	—	97.4
Other accrued liabilities	40.0	2.2	42.2
Deferred income taxes	294.7	(7.5)	287.2
Accrued pension liabilities	37.7	—	37.7
Other liabilities	10.0	—	10.0
Total liabilities assumed	479.8	(5.3)	474.5
Net assets acquired	$1,249.5	$—	$1,249.5

The excess of the purchase price over the fair value of net assets acquired of $408.8 million was recorded as goodwill in the consolidated balance sheets and has been assigned to the Performance Group and Lifestyle Group reportable operating segments as follows:

(In millions)	Goodwill from the acquisition of PLG

Performance Group	$82.5
Lifestyle Group	326.3
Total	$408.8
The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of PLG. Substantially all of the goodwill is not amortizable for income tax purposes.

Intangible assets acquired in the PLG acquisition were valued as follows:

(In millions)	Intangible asset	Useful life
Trade names and trademarks	$671.8	Indefinite
Customer lists	100.5	3-20 years
Licensing agreements	28.8	4-5 years
Developed product technology	14.9	3-5 years
Backlog	5.2	6 months
Net favorable leases	0.6	10 years
Total intangible assets acquired	$821.8
The Company assigned fair values to the identifiable intangible assets through a combination of the relief from royalty and the excess earnings methods.
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

13.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
The following tables present consolidated condensed financial information for (a) the Company (for purposes of this discussion and table, “Parent”); (b) the guarantors of the Public Bonds, which include substantially all of the domestic, 100% owned subsidiaries of the Parent (“Subsidiary Guarantors”); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$538.2	$3,849.1	$774.4	$(2,470.6)	$2,691.1
Cost of goods sold	383.8	3,207.9	415.4	(2,388.1)	1,619.0
Restructuring costs	0.1	—	7.5	—	7.6
Gross profit	154.3	641.2	351.5	(82.5)	1,064.5
Selling, general and administrative expenses	139.0	506.7	267.5	(82.5)	830.7
Acquisition-related transaction and integration costs	16.9	14.9	9.7	—	41.5
Operating (loss) profit	(1.6)	119.6	74.3	—	192.3
Other expenses:
Interest expense (income), net	52.1	(0.2)	0.1	—	52.0
Debt extinguishment costs	13.1	—	—	—	13.1
Other expense (income), net	(3.7)	0.1	3.1	—	(0.5)
Total other expenses (income)	61.5	(0.1)	3.2	—	64.6
Earnings (loss) before income taxes	(63.1)	119.7	71.1	—	127.7
Income taxes	1.5	19.3	5.9	—	26.7
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(64.6)	100.4	65.2	—	101.0
Equity in earnings of consolidated subsidiaries	165.0	114.5	21.7	(301.2)	—
Net earnings	100.4	214.9	86.9	(301.2)	101.0
Less: net earnings attributable to non-controlling interests	—	—	0.6	—	0.6
Net earnings attributable to Wolverine World Wide, Inc.	$100.4	$214.9	$86.3	$(301.2)	$100.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$100.4	$214.9	$86.9	$(301.2)	$101.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.4)	—	(5.4)	5.4	(5.4)
Change in fair value of foreign exchange contracts	0.9	—	0.9	(0.9)	0.9
Change in fair value of interest rate swap	1.6	—	—	—	1.6
Pension adjustments	81.2	13.1	—	(13.1)	81.2
Other comprehensive income (loss)	78.3	13.1	(4.5)	(8.6)	78.3
Comprehensive income	178.7	228.0	82.4	(309.8)	179.3
Less: comprehensive (loss) income attributable to non-controlling interests	(0.1)	—	0.6	—	0.5
Comprehensive income attributable to Wolverine World Wide, Inc.	$178.8	$228.0	$81.8	$(309.8)	$178.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$527.1	$1,065.7	$539.2	$(491.2)	$1,640.8
Cost of goods sold	390.6	780.6	277.1	(440.2)	1,008.1
Acquisition-related transaction and integration costs	0.8	3.7	—	—	4.5
Gross profit	135.7	281.4	262.1	(51.0)	628.2
Selling, general and administrative expenses	123.0	206.0	204.7	(51.7)	482.0
Acquisition-related transaction and integration costs	31.3	1.2	—	—	32.5
Operating profit (loss)	(18.6)	74.2	57.4	0.7	113.7
Other expenses:
Interest expense (income), net	13.9	(0.2)	0.3	—	14.0
Acquisition-related interest expense	5.2	—	—	—	5.2
Other expense (income), net	0.4	(0.2)	0.1	—	0.3
Total other expenses (income)	19.5	(0.4)	0.4	—	19.5
(Loss) earnings before income taxes	(38.1)	74.6	57.0	0.7	94.2
Income taxes	12.3	(0.1)	1.2	—	13.4
(Loss) earnings before equity in earnings (loss) of consolidated subsidiaries	(50.4)	74.7	55.8	0.7	80.8
Equity in earnings of consolidated subsidiaries	131.1	54.4	61.2	(246.7)	—
Net earnings	80.7	129.1	117.0	(246.0)	80.8
Less: net earnings attributable to non-controlling interests	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$80.7	$129.1	$116.9	$(246.0)	$80.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$80.7	$129.1	$117.0	$(246.0)	$80.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.7	—	5.7	(5.7)	5.7
Change in fair value of foreign exchange contracts	(5.0)	—	(5.0)	5.0	(5.0)
Change in fair value of interest rate swap	(1.0)	—	—	—	(1.0)
Pension adjustments	(16.2)	—	—	—	(16.2)
Other comprehensive income (loss)	(16.5)	—	0.7	(0.7)	(16.5)
Comprehensive (loss) income	64.2	129.1	117.7	(246.7)	64.3
Less: comprehensive (loss) income attributable to non-controlling interests	(0.1)	—	0.1	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$64.3	$129.1	$117.6	$(246.7)	$64.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 31, 2011

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$524.7	$504.7	$490.0	$(110.3)	$1,409.1
Cost of goods sold	384.3	306.3	232.1	(70.4)	852.3
Gross profit	140.4	198.4	257.9	(39.9)	556.8
Selling, general and administrative expenses	136.2	98.1	191.3	(39.0)	386.6
Operating profit	4.2	100.3	66.6	(0.9)	170.2
Other expenses:
Interest expense (income), net	1.1	—	(0.1)	—	1.0
Other expense, net	0.1	0.1	0.1	—	0.3
Total other expenses	1.2	0.1	—	—	1.3
Earnings before income taxes	3.0	100.2	66.6	(0.9)	168.9
Income taxes	41.9	—	3.7	—	45.6
(Loss) earnings before equity in earnings (loss) of consolidated subsidiaries	(38.9)	100.2	62.9	(0.9)	123.3
Equity in earnings of consolidated subsidiaries	162.2	59.7	71.1	(293.0)	—
Net earnings attributable to Wolverine World Wide, Inc.	$123.3	$159.9	$134.0	$(293.9)	$123.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 31, 2011

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$123.3	$159.9	$134.0	$(293.9)	$123.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11.3)	—	(11.3)	11.3	(11.3)
Change in fair value of foreign exchange contracts	5.1	—	5.1	(5.1)	5.1
Pension adjustments	(23.7)	—	—	—	(23.7)
Other comprehensive (loss) income	(29.9)	—	(6.2)	6.2	(29.9)
Comprehensive income	93.4	159.9	127.8	(287.7)	93.4
Comprehensive income attributable to Wolverine World Wide, Inc.	$93.4	$159.9	$127.8	$(287.7)	$93.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18.8	$15.0	$180.4	$—	$214.2
Accounts receivable, net	63.9	213.2	121.0	—	398.1
Inventories:
Finished products	55.0	270.8	81.0	(0.8)	406.0
Raw materials and work-in-process	(0.1)	0.9	21.4	—	22.2
Total inventories	54.9	271.7	102.4	(0.8)	428.2
Deferred income taxes	15.3	12.6	1.2	—	29.1
Prepaid expenses and other current assets	26.9	11.1	10.4	—	48.4
Total current assets	179.8	523.6	415.4	(0.8)	1,118.0
Property, plant and equipment:
Gross cost	223.7	143.2	49.2	—	416.1
Accumulated depreciation	(174.4)	(57.4)	(32.4)	—	(264.2)
Property, plant and equipment, net	49.3	85.8	16.8	—	151.9
Other assets:
Goodwill	7.7	354.3	83.3	—	445.3
Indefinite-lived intangibles	4.4	674.7	11.4	—	690.5
Amortizable intangibles, net	0.2	126.4	0.1	—	126.7
Deferred income taxes	—	—	3.4	—	3.4
Deferred financing costs, net	22.0	—	—	—	22.0
Other	46.0	12.3	5.3	0.8	64.4
Intercompany accounts receivable	—	1,445.4	347.5	(1,792.9)	—
Investment in affiliates	3,033.2	555.6	393.5	(3,982.3)	—
Total other assets	3,113.5	3,168.7	844.5	(5,774.4)	1,352.3
Total assets	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31.6	$61.7	$41.9	$—	$135.2
Accrued salaries and wages	27.0	8.6	5.9	—	41.5
Other accrued liabilities	40.8	22.1	36.4	—	99.3
Current maturities of long-term debt	53.3	—	—	—	53.3
Total current liabilities	152.7	92.4	84.2	—	329.3
Long-term debt, less current maturities	1,096.7	—	—	—	1,096.7
Accrued pension liabilities	60.9	13.3	—	—	74.2
Deferred income taxes	(38.2)	287.7	4.4	—	253.9
Intercompany accounts payable	1,220.5	153.7	418.7	(1,792.9)	—
Other liabilities	12.4	11.5	2.8	—	26.7
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	837.6	3,219.5	762.8	(3,982.3)	837.6
Non-controlling interest	—	—	3.8	—	3.8
Total stockholders’ equity	837.6	3,219.5	766.6	(3,982.3)	841.4
Total liabilities and stockholders’ equity	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$48.5	$101.6	$—	$171.4
Accounts receivable, net	107.7	143.0	102.9	—	353.6
Inventories:
Finished products	57.9	278.8	96.0	(0.9)	431.8
Raw materials and work-in-process	1.6	4.2	28.6	—	34.4
Total inventories	59.5	283.0	124.6	(0.9)	466.2
Deferred income taxes	9.5	17.6	0.9	—	28.0
Prepaid expenses and other current assets	35.9	9.5	10.3	—	55.7
Total current assets	233.9	501.6	340.3	(0.9)	1,074.9
Property, plant and equipment:
Gross cost	212.1	119.2	53.5	—	384.8
Accumulated depreciation	(165.2)	(36.0)	(33.9)	—	(235.1)
Property, plant and equipment, net	46.9	83.2	19.6	—	149.7
Other assets:
Goodwill	7.3	365.3	87.3	—	459.9
Indefinite-lived intangibles	4.1	664.4	11.3	—	679.8
Amortizable intangibles, net	0.2	153.1	0.2	—	153.5
Deferred income taxes	0.9	—	—	—	0.9
Deferred financing costs, net	38.9	—	—	—	38.9
Other	40.4	12.7	3.7	—	56.8
Intercompany accounts receivable	—	1,114.8	118.8	(1,233.6)	—
Investment in affiliates	2,585.4	219.8	344.5	(3,149.7)	—
Total other assets	2,677.2	2,530.1	565.8	(4,383.3)	1,389.8
Total assets	$2,958.0	$3,114.9	$925.7	$(4,384.2)	$2,614.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30.0	$91.8	$39.1	$—	$160.9
Accrued salaries and wages	10.4	20.0	6.0	—	36.4
Other accrued liabilities	39.5	27.7	25.0	(0.9)	91.3
Current maturities of long-term debt	30.7	—	—	—	30.7
Total current liabilities	110.6	139.5	70.1	(0.9)	319.3
Long-term debt, less current maturities	1,219.3	—	—	—	1,219.3
Accrued pension liabilities	127.3	38.2	—	—	165.5
Deferred income taxes	(52.2)	291.3	1.4	—	240.5
Intercompany accounts payable	900.3	11.0	322.3	(1,233.6)	—
Other liabilities	10.3	10.7	5.1	—	26.1
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	642.4	2,624.2	525.5	(3,149.7)	642.4
Non-controlling interest	—	—	1.3	—	1.3
Total stockholders’ equity	642.4	2,624.2	526.8	(3,149.7)	643.7
Total liabilities and stockholders’ equity	$2,958.0	$3,114.9	$925.7	$(4,384.2)	$2,614.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$127.1	$(10.0)	$85.2	$—	$202.3
Investing activities
Additions to property, plant and equipment	(11.9)	(25.0)	(4.8)	—	(41.7)
Proceeds from sale of property, plant and equipment	—	2.8	—	—	2.8
Investment in joint venture	—	—	(2.5)	—	(2.5)
Other	(2.9)	(1.3)	0.9	—	(3.3)
Net cash used in investing activities	(14.8)	(23.5)	(6.4)	—	(44.7)
Financing activities
Borrowings of long-term debt	775.0	—	—	—	775.0
Payments of long-term debt	(875.0)	—	—	—	(875.0)
Payments of debt issuance costs	(2.3)	—	—	—	(2.3)
Cash dividends paid	(23.7)	—	—	—	(23.7)
Purchase of common stock for treasury	(0.8)	—	—	—	(0.8)
Proceeds from shares issued under stock incentive plans	8.6	—	—	—	8.6
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Contributions from non-controlling interests	—	—	2.0	—	2.0
Net cash (used in) provided by financing activities	(114.8)	—	2.0	—	(112.8)
Effect of foreign exchange rate changes	—	—	(2.0)	—	(2.0)
(Decrease) increase in cash and cash equivalents	(2.5)	(33.5)	78.8	—	42.8
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the year	$18.8	$15.0	$180.4	$—	$214.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$11.0	$26.0	$54.6	$—	$91.6
Investing activities
Business acquisition, net of cash acquired	(1,160.7)	23.6	(88.8)	—	(1,225.9)
Additions to property, plant and equipment	(10.8)	(4.1)	—	—	(14.9)
Investment in joint venture	—	—	(2.9)	—	(2.9)
Other	(2.4)	—	—	—	(2.4)
Net cash (used in) provided by investing activities	(1,173.9)	19.5	(91.7)	—	(1,246.1)
Financing activities
Net borrowings under revolver	(11.0)	—	—	—	(11.0)
Borrowings of long-term debt	1,275.0	—	—	—	1,275.0
Payments of long-term debt	(25.0)	—	(0.5)	—	(25.5)
Payments of debt issuance costs	(40.1)	—	—	—	(40.1)
Cash dividends paid	(23.6)	—	—	—	(23.6)
Purchase of common stock for treasury	(14.1)	—	—	—	(14.1)
Proceeds from shares issued under stock incentive plans	11.6	—	—	—	11.6
Excess tax benefits from stock-based compensation	9.9	—	—	—	9.9
Contributions from non-controlling interests	—	—	1.2	—	1.2
Net cash provided by financing activities	1,182.7	—	0.7	—	1,183.4
Effect of foreign exchange rate changes	—	—	2.5	—	2.5
Increase (decrease) in cash and cash equivalents	19.8	45.5	(33.9)	—	31.4
Cash and cash equivalents at beginning of the year	1.5	3.0	135.5	—	140.0
Cash and cash equivalents at end of the year	$21.3	$48.5	$101.6	$—	$171.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 31, 2011

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$32.8	$9.7	$36.3	$—	$78.8
Investing activities
Additions to property, plant and equipment	(4.6)	(7.1)	(7.7)	—	(19.4)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	0.1
Other	(3.3)	—	—	—	(3.3)
Net cash used in investing activities	(7.9)	(7.1)	(7.6)	—	(22.6)
Financing activities
Net borrowings under revolver	11.0	—	—	—	11.0
Payments of long-term debt	—	—	(0.5)	—	(0.5)
Cash dividends paid	(22.7)	—	—	—	(22.7)
Purchase of common stock for treasury	(67.5)	—	—	—	(67.5)
Proceeds from shares issued under stock incentive plans	14.1	—	—	—	14.1
Excess tax benefits from stock-based compensation	3.3	—	—	—	3.3
Net cash used in financing activities	(61.8)	—	(0.5)	—	(62.3)
Effect of foreign exchange rate changes	—	—	(4.3)	—	(4.3)
(Decrease) increase in cash and cash equivalents	(36.9)	2.6	23.9	—	(10.4)
Cash and cash equivalents at beginning of the year	38.4	0.4	111.6	—	150.4
Cash and cash equivalents at end of the year	$1.5	$3.0	$135.5	$—	$140.0

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16- or 17-week period for the fiscal fourth quarter. The fourth quarter of fiscal 2013 and fiscal 2012 consists of 16 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	2013
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$645.9	$587.8	$716.6	$740.8
Gross profit	262.1	241.1	286.0	275.3
Net earnings (loss) attributable to Wolverine World Wide, Inc.	29.8	17.9	54.4	(1.7)
Net earnings (loss) per share (1):
Basic	$0.30	$0.18	$0.55	$(0.02)
Diluted	0.30	0.18	0.54	(0.02)

	2012
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Revenue	$322.8	$312.7	$353.1	$652.2
Gross profit	132.2	118.1	138.6	239.3
Net earnings (loss) attributable to Wolverine World Wide, Inc.	31.2	20.5	32.7	(3.7)
Net earnings (loss) per share (1):
Basic	$0.33	$0.21	$0.34	$(0.04)
Diluted	0.32	0.21	0.33	(0.04)

(1)	Earnings per share amounts are based on each quarter's calculation and may not equal the amount calculated for the year.

(2)	The results for the fourth quarter of fiscal 2012 reflect the inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.
We have audited Wolverine World Wide, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three fiscal years in the period ended December 28, 2013, and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 25, 2014

APPENDIX B
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended December 28, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$10.1	$21.1	—	$12.9	(A)	$18.3
Allowance for sales returns	11.4	74.6	—	70.6	(B)	15.4
Allowance for cash discounts	5.2	19.2	—	20.3	(C)	4.1
Inventory valuation allowances	12.5	11.3	—	9.8	(D)	14.0
Total	$39.2	$126.2	—	$113.6		$51.8
Fiscal year ended December 29, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4.8	$8.7	—	$3.4	(A)	$10.1
Allowance for sales returns	5.2	53.9	—	47.7	(B)	11.4
Allowance for cash discounts	2.7	11.8	—	9.3	(C)	5.2
Inventory valuation allowances	10.3	7.8	—	5.6	(D)	12.5
Total	$23.0	$82.2	—	$66.0		$39.2
Fiscal year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$5.8	$6.0	—	$7.0	(A)	$4.8
Allowance for sales returns	4.5	48.5	—	47.8	(B)	5.2
Allowance for cash discounts	1.2	10.1	—	8.6	(C)	2.7
Inventory valuation allowances	8.6	8.7	—	7.0	(D)	10.3
Total	$20.1	$73.3	—	$70.4		$23.0

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

B-1

EXHIBIT INDEX

Exhibit Number	Document

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

10.1	Amended and Restated 1995 Stock Incentive Plan.* Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
10.2	Amended and Restated 1997 Stock Incentive Plan.* Previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.
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

10.9
Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012. Here incorporated by reference.

10.10
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

10.12
Executive Severance Agreement.* Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.12.

10.13
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

10.16
Employees’ Pension Plan (Restated as amended through January 1, 2013).* Previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Here incorporated by reference.

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

10.24	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006. Here incorporated by reference.
10.25	Form of Restricted Stock Agreement.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012. Here incorporated by reference.
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

10.30
Form of Performance Share Award Agreement (2013 - 2015 performance period).* Previously filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 29, 2012. Here incorporated by reference.

10.31	Form of Performance Share Award Agreement (2014 - 2016 performance period).*
10.32
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008. Here incorporated by reference.

10.33
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

Exhibit Number	Document

10.34
409A Supplemental Executive Retirement Plan.* Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.35.

10.35
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Here incorporated by reference.

10.36	Outside Directors’ Deferred Compensation Plan.* Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. Here incorporated by reference.
10.37	Stock Incentive Plan of 2010.* Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010. Here incorporated by reference.
10.38	Amended and Restated Stock Incentive Plan of 2013.*
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

10.48
Replacement Facility Amendment, dated as of October 10, 2013, among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference.

21	Subsidiaries of Registrant.

Exhibit Number	Document

23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-4