Form 10-Q
period 2014-03-22
WOLVERINE WORLD WIDE INC /DE/
filed 2014-04-30
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
  ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 22, 2014
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
Yes ☐    No  ☒
There were 101,422,670 shares of common stock, $1 par value, outstanding as of April 21, 2014.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

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

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	risks related to the significant investment in, and performance of, the Company's consumer direct business;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

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
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 28, 2013, and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission, including Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 22, 2014	December 28, 2013	March 23, 2013
ASSETS
Current assets:
Cash and cash equivalents	$166.8	$214.2	$82.0
Accounts receivable, less allowances:
March 22, 2014 – $34.6
December 28, 2013 – $37.8
March 23, 2013 – $28.2	484.1	398.1	470.7
Inventories:
Finished products, net	443.5	406.0	455.4
Raw materials and work-in-process, net	22.1	22.2	31.9
Total inventories	465.6	428.2	487.3
Deferred income taxes	28.3	29.1	27.3
Prepaid expenses and other current assets	40.3	48.4	46.6
Total current assets	1,185.1	1,118.0	1,113.9
Property, plant and equipment:
Gross cost	414.9	416.1	388.9
Accumulated depreciation	(267.3)	(264.2)	(242.1)
Property, plant and equipment, net	147.6	151.9	146.8
Other assets:
Goodwill	442.3	445.3	456.1
Indefinite-lived intangibles	690.2	690.5	679.8
Amortizable intangibles, net	123.7	126.7	147.5
Deferred income taxes	3.4	3.4	0.2
Deferred financing costs, net	21.0	22.0	37.4
Other	66.1	64.4	55.4
Total other assets	1,346.7	1,352.3	1,376.4
Total assets	$2,679.4	$2,622.2	$2,637.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 22, 2014	December 28, 2013	March 23, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137.4	$135.2	$136.6
Accrued salaries and wages	27.3	41.5	46.7
Other accrued liabilities	110.2	99.3	93.0
Current maturities of long-term debt	43.6	53.3	33.9
Borrowings under revolving credit agreement	34.0	—	41.0
Total current liabilities	352.5	329.3	351.2
Long-term debt, less current maturities	1,096.7	1,096.7	1,183.4
Accrued pension liabilities	74.5	74.2	166.3
Deferred income taxes	256.7	253.9	239.6
Other liabilities	27.4	26.7	23.1
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 160,000,000 shares; shares issued (including shares in treasury):
March 22, 2014 – 101,784,796 shares
December 28, 2013 – 100,817,972 shares
March 23, 2013 – 100,314,496 shares	101.8	100.8	100.3
Additional paid-in capital	14.9	5.0	—
Retained earnings	774.3	743.1	665.4
Accumulated other comprehensive loss	(12.1)	(9.2)	(91.4)
Cost of shares in treasury:
March 22, 2014 – 396,690 shares
December 28, 2013 – 72,514 shares
March 23, 2013 – 77,072 shares	(11.1)	(2.1)	(2.1)
Total Wolverine World Wide, Inc. stockholders’ equity	867.8	837.6	672.2
Non-controlling interest	3.8	3.8	1.3
Total stockholders’ equity	871.6	841.4	673.5
Total liabilities and stockholders’ equity	$2,679.4	$2,622.2	$2,637.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended
(In millions, except per share data)	March 22, 2014	March 23, 2013
Revenue	$627.6	$645.9
Cost of goods sold	371.4	383.8
Restructuring costs	0.4	—
Gross profit	255.8	262.1
Selling, general and administrative expenses	190.5	196.0
Acquisition-related integration costs	1.6	15.2
Operating profit	63.7	50.9
Other expenses:
Interest expense, net	10.9	12.9
Other expense, net	0.8	0.3
Total other expenses	11.7	13.2
Earnings before income taxes	52.0	37.7
Income taxes	14.8	7.9
Net earnings	37.2	29.8
Less: net earnings attributable to non-controlling interest	0.1	—
Net earnings attributable to Wolverine World Wide, Inc.	$37.1	$29.8

Net earnings per share (see Note 3):
Basic	$0.37	$0.30
Diluted	$0.36	$0.30

Comprehensive income	$34.3	$25.9
Less: comprehensive loss attributable to non-controlling interest	(0.1)	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$34.4	$25.9

Cash dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	12 Weeks Ended
(In millions)	March 22, 2014	March 23, 2013
OPERATING ACTIVITIES
Net earnings	$37.2	$29.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12.6	14.2
Deferred income taxes	2.2	(2.4)
Stock-based compensation expense	4.6	7.2
Excess tax benefits from stock-based compensation	(3.5)	(0.4)
Pension contribution	(0.6)	—
Pension expense	3.0	8.6
Restructuring costs	0.4	—
Cash payments related to restructuring costs	(0.4)	—
Other	2.6	1.2
Changes in operating assets and liabilities:
Accounts receivable	(88.0)	(120.3)
Inventories	(39.6)	(23.3)
Other operating assets	8.9	8.1
Accounts payable	2.6	(23.9)
Other operating liabilities	1.9	11.9
Net cash used in operating activities	(56.1)	(89.3)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.6)	(5.3)
Proceeds from sale of property, plant and equipment	—	2.8
Investment in joint venture	(0.7)	(0.6)
Other	(0.4)	—
Net cash used in investing activities	(6.7)	(3.1)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	34.0	41.0
Payments of long-term debt	(9.7)	(32.7)
Cash dividends paid	(6.3)	(5.9)
Purchases of shares under employee stock plans	(9.3)	—
Proceeds from the exercise of stock options	2.8	1.6
Excess tax benefits from stock-based compensation	3.5	0.4
Net cash provided by financing activities	15.0	4.4
Effect of foreign exchange rate changes	0.4	(1.4)
Decrease in cash and cash equivalents	(47.4)	(89.4)
Cash and cash equivalents at beginning of the year	214.2	171.4
Cash and cash equivalents at end of the period	$166.8	$82.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 22, 2014 and March 23, 2013
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
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
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of fiscal 2014, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

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
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on November 1, 2013 to stockholders of record on October 1, 2013. All share and per share data in this Quarterly Report on Form 10-Q has been presented to reflect the split.
The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
(In millions, except share and per share data)	March 22, 2014	March 23, 2013
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$37.1	$29.8
Adjustment for earnings allocated to non-vested restricted common stock	(0.7)	(0.5)
Net earnings used in calculating basic earnings per share	36.4	29.3
Adjustment for earnings reallocated from non-vested restricted common stock	—	—
Net earnings used in calculating diluted earnings per share	$36.4	$29.3
Denominator:
Weighted average shares outstanding	100,961,065	99,461,352
Adjustment for non-vested restricted common stock	(3,141,330)	(2,920,912)
Shares used in calculating basic earnings per share	97,819,735	96,540,440
Effect of dilutive stock options	2,056,789	1,626,720
Shares used in calculating diluted earnings per share	99,876,524	98,167,160
Net earnings per share:
Basic	$0.37	$0.30
Diluted	$0.36	$0.30
For the 12 weeks ended March 22, 2014 and March 23, 2013, options relating to 589,579 and 1,211,768 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 29, 2012	$459.9	$679.8	$1,139.7
Acquisition adjustments	(0.7)	—	(0.7)
Foreign currency translation effects	(3.1)	—	(3.1)
Balance at March 23, 2013	$456.1	$679.8	$1,135.9

Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(3.0)	(0.3)	(3.3)
Balance at March 22, 2014	$442.3	$690.2	$1,132.5

5.	INDEBTEDNESS
Total borrowings consist of the following obligations:

(In millions)	March 22, 2014	December 28, 2013	March 23, 2013
Term Loan A, due October 10, 2018	$765.3	$775.0	$543.1
Term Loan B, due October 9, 2019	—	—	299.2
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Borrowings under revolving credit agreement	34.0	—	41.0
Total interest-bearing debt	1,174.3	1,150.0	1,258.3
Less: current maturities of long-term debt	43.6	53.3	33.9
Less: borrowings under revolving credit agreement	34.0	—	41.0
Long-term debt, less current maturities	$1,096.7	$1,096.7	$1,183.4
The Company's credit agreement (the "Credit Agreement") originally provided the Company with two term loans (a "Term Loan A Facility" and a "Term Loan B Facility") and a revolving credit agreement ("Revolving Credit Facility"). On October 10, 2013, the Company amended its Credit Agreement (the "Amendment") resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on the term loan debt, and a one-year extension on both the Term Loan A Facility and the Revolving Credit Facility, both of which are now due October 10, 2018. In addition, the Amendment provided for increased maximum debt capacity (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.375% to 1.25%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.375% to 2.25% (all capitalized terms used in this sentence are as defined in the Credit Agreement). As required by the Credit Agreement, the Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt.
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
The Company had outstanding letters of credit under the Revolving Credit Facility of $3.3 million, $3.5 million and $1.9 million as of March 22, 2014, December 28, 2013 and March 23, 2013, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of March 22, 2014, the Company was in compliance with all covenants and performance ratios and expects to continue to be in compliance in future periods.
The Company has outstanding a total of $375.0 million in senior notes that may be traded in the public market (the "Public Bonds") which are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Company included in interest expense the amortization of deferred financing costs of approximately $1.0 million and $1.5 million for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively.
Cash flows from operating activities, along with borrowings on the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flows from operating activities are expected to be used to reduce debt, fund internal and external growth initiatives, purchase property, plant and equipment, pay dividends or repurchase the Company’s common stock.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the 12 weeks ended March 22, 2014 and March 23, 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)		$(87.5)
Other comprehensive income (loss) before reclassifications	(9.6)	0.7		0.3	—		(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(1)	—	7.0	(2)	7.2
Income tax expense (benefit)	—	(0.1)		—	(2.4)		(2.5)
Net reclassifications	—	0.1		—	4.6		4.7
Net current-period other comprehensive income (loss)	(9.6)	0.8		0.3	4.6		(3.9)
Balance of accumulated other comprehensive income (loss) as of March 23, 2013	$(3.7)	$(0.9)		$(0.7)	$(86.1)		$(91.4)

Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications	(5.8)	1.3		0.1	—		(4.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(1)	—	1.7	(2)	2.3
Income tax expense (benefit)	—	(0.2)		—	(0.6)		(0.8)
Net reclassifications	—	0.4		—	1.1		1.5
Net current-period other comprehensive income (loss)	(5.8)	1.7		0.1	1.1		(2.9)
Balance of accumulated other comprehensive income (loss) as of March 22, 2014	$(5.3)	$0.9		$0.7	$(8.4)		$(12.1)

(1)	Amounts reclassified are included in cost of goods sold.

(2)	Amounts reclassified are included in the computation of net pension expense.

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap arrangement, borrowings under the Company’s Revolving Credit Facility and interest-bearing debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. The carrying value and the fair value of the Company’s long-term debt, including current maturities, are as follows:

(In millions)	March 22, 2014	December 28, 2013	March 23, 2013
Carrying value	$1,140.3	$1,150.0	$1,217.3
Fair value	1,175.5	1,183.8	1,271.6
The fair value of the fixed-rate debt was based on third-party quotes (Level 2). The fair value of the variable-rate debt was calculated by discounting the future cash flows to their present value using a discount rate based on the risk free rate of the same maturity (Level 3).
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
The Company has one interest rate swap arrangement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. This derivative instrument, which, unless otherwise terminated, will mature on October 6, 2017, has been designated as a cash flow hedge of the debt. The notional amounts of the interest rate swap arrangement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The Company does not hold or issue financial instruments for trading purposes.
The notional amounts of the Company's derivative instruments are as follows:

	March 22, 2014	December 28, 2013	March 23, 2013
Foreign exchange contracts:
Notional amount (in millions)	$97.0	$129.1	$104.4
Maturities (in days)	308	364	392
Interest rate swap:
Notional amount (in millions)	$443.6	$455.5	$462.2
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 22, 2014	December 28, 2013	March 23, 2013
Financial assets:
Foreign exchange contracts asset	$2.2	$1.7	$0.9
Interest rate swap asset	1.0	0.9	—
Financial liabilities:
Foreign exchange contracts liability	1.0	2.3	—
Interest rate swap liability	—	—	1.1

The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold caption of the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the 12 weeks ended March 22, 2014 and March 23, 2013. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive income (loss) within stockholders’ equity.
The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income (loss) and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $4.6 million and related income tax benefits of $1.5 million for grants under its stock-based compensation plans for the 12 weeks ended March 22, 2014. The Company recognized compensation expense of $7.2 million and related income tax benefits of $2.4 million for grants under its stock-based compensation plans for the 12 weeks ended March 23, 2013.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 12 weeks ended March 22, 2014 and March 23, 2013 was $6.19 and $5.20, respectively, with the following weighted-average assumptions:

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Expected market price volatility (1)	29.6%	33.4%
Risk-free interest rate (2)	1.1%	0.6%
Dividend yield (3)	0.9%	1.2%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,227,651 and 1,602,170 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended March 22, 2014 and March 23, 2013, respectively. During the 12 weeks ended March 22, 2014 and March 23, 2013, the Company canceled 252,213 and 11,688 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

9.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Service cost pertaining to benefits earned during the period	$1.7	$2.1
Interest cost on projected benefit obligations	4.7	4.3
Expected return on pension assets	(5.1)	(4.8)
Net amortization loss	1.7	7.0
Net pension expense	$3.0	$8.6

10.	INCOME TAXES
The Company’s effective tax rate for the 12 weeks ended March 22, 2014 and March 23, 2013 was 28.5% and 20.9%, respectively. The lower effective tax rate for the 12 weeks ended March 23, 2013 versus the current year reflects the prior year benefit from the deductibility of the acquisition-related integration costs occurring primarily in high statutory tax rate jurisdictions. The lower effective tax rate in the first quarter of fiscal 2013 also reflected the benefit from the retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development tax credit has now expired and is not available for 2014.
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Minimum royalties	$1.6	$1.8	$—	$—	$—	$—
Minimum advertising	8.1	9.1	3.2	2.8	2.9	6.1
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $0.4 million for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.0 million and $1.1 million for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively.

12.	BUSINESS SEGMENTS
The Company's portfolio of 16 brands is organized into the following three operating segments, which the Company has determined are reportable operating segments.

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® Safety footwear.
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
The Company also reports an Other and Corporate category. The Other category consists of the Company’s multi-brand consumer direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related integration costs and restructuring costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended
(In millions)	March 22, 2014	March 23, 2013
Revenue:
Lifestyle Group	$238.0	$270.2
Performance Group	248.8	240.5
Heritage Group	120.7	118.6
Other	20.1	16.6
Total	$627.6	$645.9
Operating profit (loss):
Lifestyle Group	$25.0	$46.1
Performance Group	58.0	50.9
Heritage Group	17.7	15.3
Other	(1.4)	(1.0)
Corporate	(35.6)	(60.4)
Total	$63.7	$50.9

(In millions)	March 22, 2014	December 28, 2013	March 23, 2013
Total assets:
Lifestyle Group	$1,482.6	$1,431.1	$1,465.1
Performance Group	554.9	476.4	571.7
Heritage Group	219.9	247.2	266.9
Other	60.4	56.9	66.0
Corporate	361.6	410.6	267.4
Total	$2,679.4	$2,622.2	$2,637.1
Goodwill:
Lifestyle Group	$326.1	$329.0	$345.7
Performance Group	92.8	92.8	87.0
Heritage Group	23.4	23.5	23.4
Total	$442.3	$445.3	$456.1

13.	BUSINESS ACQUISITIONS
On October 9, 2012, the Company acquired all of the outstanding equity interests of PLG as well as certain other assets. Consideration paid to acquire PLG was approximately $1,249.5 million in cash. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The acquisition was accounted for under the acquisition method of accounting. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012.
The Company funded the transaction using a combination of approximately $88.8 million of cash on hand and new borrowings. The Company’s debt financing included net proceeds from the term loan debt associated with the Credit Agreement and net proceeds from the Public Bonds.
For the 12 weeks ended March 22, 2014, the Company incurred $1.6 million of acquisition-related integration costs. These costs include compensation expenses ($0.8 million) and other integration costs ($0.8 million). For the 12 weeks ended March 23, 2013, the Company incurred $15.2 million of acquisition-related integration costs. These costs include compensation expense ($10.1 million), amortization related to short-lived intangible assets ($2.4 million), other purchased services ($1.8 million) and professional and legal fees ($0.9 million).

The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition:

(In millions)
Cash	$23.6
Accounts receivable	151.2
Inventories	203.5
Deferred income taxes	13.6
Other current assets	13.2
Property, plant and equipment	77.1
Goodwill	408.8
Intangible assets	821.8
Other	11.2
Total assets acquired	1,724.0
Accounts payable	97.4
Other accrued liabilities	42.2
Deferred income taxes	287.2
Accrued pension liabilities	37.7
Other liabilities	10.0
Total liabilities assumed	474.5
Net assets acquired	$1,249.5
The excess of the purchase price over the fair value of net assets acquired of $408.8 million was recorded as goodwill in the consolidated condensed balance sheets and has been assigned to the Performance Group and Lifestyle Group reportable operating segments as follows:

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
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company's Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “Restructuring Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.4 million for the 12 weeks ended March 22, 2014. The Company does not expect to recognize any further significant costs for the Restructuring Plan. All costs incurred have been recognized in the Company's Corporate category and are included in the Restructuring costs line item in the consolidated condensed statements of operations and comprehensive income.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the Restructuring Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.3	0.4
Amounts paid	(0.1)	(0.3)	(0.4)
Charges against assets	—	(0.2)	(0.2)
Balance at March 22, 2014	$—	$0.3	$0.3

15.	SUBSEQUENT EVENT
On April 24, 2014, the Company amended its Restated Certificate of Incorporation to increase the Company's authorized capital stock from 162,000,000 shares, of which 160,000,000 are shares of common stock, $1 par value per share, to 322,000,000 shares, of which 320,000,000 would be shares of common stock. The purpose of the amendment is to provide additional shares for possible future issuance.

16.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
The following tables present consolidated condensed financial information for (a) the Company (for purposes of this discussion and table, “Parent”); (b) the guarantors of the Public Bonds, which include substantially all of the domestic, 100% owned subsidiaries of the Parent (“Subsidiary Guarantors”); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Public Bonds (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$114.5	$939.7	$199.8	$(626.4)	$627.6
Cost of goods sold	77.0	798.2	109.3	(613.1)	371.4
Restructuring costs	—	—	0.4	—	0.4
Gross profit	37.5	141.5	90.1	(13.3)	255.8
Selling, general and administrative expenses	38.4	104.9	60.6	(13.4)	190.5
Acquisition-related integration costs	1.0	0.6	—	—	1.6
Operating profit (loss)	(1.9)	36.0	29.5	0.1	63.7
Other expenses:
Interest expense, net	10.8	0.1	—	—	10.9
Other expense (income), net	(0.4)	—	1.2	—	0.8
Total other expenses	10.4	0.1	1.2	—	11.7
Earnings (loss) before income taxes	(12.3)	35.9	28.3	0.1	52.0
Income tax expense (benefit)	(4.6)	13.5	5.9	—	14.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(7.7)	22.4	22.4	0.1	37.2
Equity in earnings of consolidated subsidiaries	44.8	59.6	33.6	(138.0)	—
Net earnings	37.1	82.0	56.0	(137.9)	37.2
Less: net earnings attributable to non-controlling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$37.1	$82.0	$55.9	$(137.9)	$37.1

Comprehensive income	$34.2	$81.8	$51.9	$(133.6)	$34.3
Less: comprehensive income (loss) attributable to non-controlling interest	(0.2)	—	0.1	—	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$34.4	$81.8	$51.8	$(133.6)	$34.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 23, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$114.2	$933.1	$181.3	$(582.7)	$645.9
Cost of goods sold	83.1	772.0	95.7	(567.0)	383.8
Gross profit	31.1	161.1	85.6	(15.7)	262.1
Selling, general and administrative expenses	40.3	113.7	56.9	(14.9)	196.0
Acquisition-related integration costs	5.1	9.9	0.2	—	15.2
Operating profit (loss)	(14.3)	37.5	28.5	(0.8)	50.9
Other expenses:
Interest expense (income), net	13.1	0.1	(0.3)	—	12.9
Other expense, net	0.2	—	0.1	—	0.3
Total other expenses (income)	13.3	0.1	(0.2)	—	13.2
Earnings (loss) before income taxes	(27.6)	37.4	28.7	(0.8)	37.7
Income tax expense (benefit)	(10.7)	14.6	4.0	—	7.9
Earnings (loss) before equity in earnings of consolidated subsidiaries	(16.9)	22.8	24.7	(0.8)	29.8
Equity in earnings of consolidated subsidiaries	46.7	100.6	43.1	(190.4)	—
Net earnings	29.8	123.4	67.8	(191.2)	29.8
Less: net earnings attributable to non-controlling interest	—	—	—	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$29.8	$123.4	$67.8	$(191.2)	$29.8

Comprehensive income	$25.9	$123.4	$59.0	$(182.4)	$25.9
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$25.9	$123.4	$59.0	$(182.4)	$25.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(0.8)	$3.8	$163.8	$—	$166.8
Accounts receivable, net	38.8	288.2	157.1	—	484.1
Inventories:
Finished products, net	58.9	304.7	79.9	—	443.5
Raw materials and work-in-process, net	0.6	1.0	20.5	—	22.1
Total inventories	59.5	305.7	100.4	—	465.6
Deferred income taxes	15.3	12.6	0.4	—	28.3
Prepaid expenses and other current assets	20.4	5.9	14.0	—	40.3
Total current assets	133.2	616.2	435.7	—	1,185.1
Property, plant and equipment:
Gross cost	225.0	145.2	44.7	—	414.9
Accumulated depreciation	(175.1)	(62.4)	(29.8)	—	(267.3)
Property, plant and equipment, net	49.9	82.8	14.9	—	147.6
Other assets:
Goodwill	7.8	354.3	80.2	—	442.3
Indefinite-lived intangibles	4.3	674.6	11.3	—	690.2
Amortizable intangibles, net	0.4	123.1	0.2	—	123.7
Deferred income taxes	—	—	3.4	—	3.4
Deferred financing costs, net	21.0	—	—	—	21.0
Other	48.2	12.4	5.5	—	66.1
Intercompany accounts receivable	—	1,553.1	420.8	(1,973.9)	—
Investment in affiliates	3,095.7	593.3	425.9	(4,114.9)	—
Total other assets	3,177.4	3,310.8	947.3	(6,088.8)	1,346.7
Total assets	$3,360.5	$4,009.8	$1,397.9	$(6,088.8)	$2,679.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28.9	$68.5	$40.0	$—	$137.4
Accrued salaries and wages	11.0	8.4	7.9	—	27.3
Other accrued liabilities	43.0	27.3	39.9	—	110.2
Current maturities of long-term debt	43.6	—	—	—	43.6
Borrowings under revolving credit agreement	34.0	—	—	—	34.0
Total current liabilities	160.5	104.2	87.8	—	352.5
Long-term debt, less current maturities	1,096.7	—	—	—	1,096.7
Accrued pension liabilities	62.1	12.4	—	—	74.5
Deferred income taxes	(35.3)	287.6	4.4	—	256.7
Other liabilities	12.7	12.1	2.6	—	27.4
Intercompany accounts payable	1,196.0	292.1	485.8	(1,973.9)	—
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	867.8	3,301.4	813.5	(4,114.9)	867.8
Non-controlling interest	—	—	3.8	—	3.8
Total stockholders’ equity	867.8	3,301.4	817.3	(4,114.9)	871.6
Total liabilities and stockholders’ equity	$3,360.5	$4,009.8	$1,397.9	$(6,088.8)	$2,679.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of December 28, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18.8	$15.0	$180.4	$—	$214.2
Accounts receivable, net	63.9	213.2	121.0	—	398.1
Inventories:
Finished products, net	55.0	270.8	81.0	(0.8)	406.0
Raw materials and work-in-process, net	(0.1)	0.9	21.4	—	22.2
Total inventories	54.9	271.7	102.4	(0.8)	428.2
Deferred income taxes	15.3	12.6	1.2	—	29.1
Prepaid expenses and other current assets	26.9	11.1	10.4	—	48.4
Total current assets	179.8	523.6	415.4	(0.8)	1,118.0
Property, plant and equipment:
Gross cost	223.7	143.2	49.2	—	416.1
Accumulated depreciation	(174.4)	(57.4)	(32.4)	—	(264.2)
Property, plant and equipment, net	49.3	85.8	16.8	—	151.9
Other assets:
Goodwill	7.7	354.3	83.3	—	445.3
Indefinite-lived intangibles	4.4	674.7	11.4	—	690.5
Amortizable intangibles, net	0.2	126.4	0.1	—	126.7
Deferred income taxes	—	—	3.4	—	3.4
Deferred financing costs, net	22.0	—	—	—	22.0
Other	46.0	12.3	5.3	0.8	64.4
Intercompany accounts receivable	—	1,445.4	347.5	(1,792.9)	—
Investment in affiliates	3,033.2	555.6	393.5	(3,982.3)	—
Total other assets	3,113.5	3,168.7	844.5	(5,774.4)	1,352.3
Total assets	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of December 28, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31.6	$61.7	$41.9	$—	$135.2
Accrued salaries and wages	27.0	8.6	5.9	—	41.5
Other accrued liabilities	40.8	22.1	36.4	—	99.3
Current maturities of long-term debt	53.3	—	—	—	53.3
Total current liabilities	152.7	92.4	84.2	—	329.3
Long-term debt, less current maturities	1,096.7	—	—	—	1,096.7
Accrued pension liabilities	60.9	13.3	—	—	74.2
Deferred income taxes	(38.2)	287.7	4.4	—	253.9
Other liabilities	12.4	11.5	2.8	—	26.7
Intercompany accounts payable	1,220.5	153.7	418.7	(1,792.9)	—
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	837.6	3,219.5	762.8	(3,982.3)	837.6
Non-controlling interest	—	—	3.8	—	3.8
Total stockholders’ equity	837.6	3,219.5	766.6	(3,982.3)	841.4
Total liabilities and stockholders’ equity	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 23, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1.2)	$1.0	$82.2	$—	$82.0
Accounts receivable, net	97.0	225.9	147.8	—	470.7
Inventories:
Finished products, net	65.8	298.5	92.8	(1.7)	455.4
Raw materials and work-in-process, net	0.9	1.0	30.0	—	31.9
Total inventories	66.7	299.5	122.8	(1.7)	487.3
Deferred income taxes	9.7	17.0	0.6	—	27.3
Prepaid expenses and other current assets	27.6	6.8	12.2	—	46.6
Total current assets	199.8	550.2	365.6	(1.7)	1,113.9
Property, plant and equipment:
Gross cost	214.7	121.6	52.6	—	388.9
Accumulated depreciation	(167.0)	(40.8)	(34.3)	—	(242.1)
Property, plant and equipment, net	47.7	80.8	18.3	—	146.8
Other assets:
Goodwill	7.4	364.6	84.1	—	456.1
Indefinite-lived intangibles	4.2	664.4	11.2	—	679.8
Amortizable intangibles, net	0.3	147.1	0.1	—	147.5
Deferred income taxes	0.2	—	—	—	0.2
Deferred financing costs, net	37.4	—	—	—	37.4
Other	42.3	10.1	3.0	—	55.4
Intercompany accounts receivable	—	1,114.4	95.6	(1,210.0)	—
Investment in affiliates	2,621.2	318.8	388.8	(3,328.8)	—
Total other assets	2,713.0	2,619.4	582.8	(4,538.8)	1,376.4
Total assets	$2,960.5	$3,250.4	$966.7	$(4,540.5)	$2,637.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 23, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17.8	$86.3	$32.5	$—	$136.6
Accrued salaries and wages	8.4	31.3	7.0	—	46.7
Other accrued liabilities	39.3	25.9	29.5	(1.7)	93.0
Current maturities of long-term debt	33.9	—	—	—	33.9
Borrowings under revolving credit agreement	41.0	—	—	—	41.0
Total current liabilities	140.4	143.5	69.0	(1.7)	351.2
Long-term debt, less current maturities	1,183.4	—	—	—	1,183.4
Accrued pension liabilities	129.3	37.0	—	—	166.3
Deferred income taxes	(52.5)	290.7	1.4	—	239.6
Other liabilities	9.7	10.2	3.2	—	23.1
Intercompany accounts payable	878.0	20.9	311.1	(1,210.0)	—
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	672.2	2,748.1	580.7	(3,328.8)	672.2
Non-controlling interest	—	—	1.3	—	1.3
Total stockholders’ equity	672.2	2,748.1	582.0	(3,328.8)	673.5
Total liabilities and stockholders’ equity	$2,960.5	$3,250.4	$966.7	$(4,540.5)	$2,637.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 12 Weeks Ended March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(32.0)	$(8.2)	$(15.9)	$—	$(56.1)
Investing activities
Additions to property, plant and equipment	(2.2)	(3.0)	(0.4)	—	(5.6)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Other	(0.4)	—	—	—	(0.4)
Net cash used in investing activities	(2.6)	(3.0)	(1.1)	—	(6.7)
Financing activities
Net borrowings under revolving credit agreement	34.0	—	—	—	34.0
Payments of long-term debt	(9.7)	—	—	—	(9.7)
Cash dividends paid	(6.3)	—	—	—	(6.3)
Purchases of shares under employee stock plans	(9.3)	—	—	—	(9.3)
Proceeds from the exercise of stock options	2.8	—	—	—	2.8
Excess tax benefits from stock-based compensation	3.5	—	—	—	3.5
Net cash provided by financing activities	15.0	—	—	—	15.0
Effect of foreign exchange rate changes	—	—	0.4	—	0.4
Decrease in cash and cash equivalents	(19.6)	(11.2)	(16.6)	—	(47.4)
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the period	$(0.8)	$3.8	$163.8	$—	$166.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 12 Weeks Ended March 23, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(22.6)	$(45.4)	$(21.3)	$—	$(89.3)
Investing activities
Additions to property, plant and equipment	(4.3)	(2.1)	1.1	—	(5.3)
Proceeds from sale of property, plant and equipment	—	—	2.8		2.8
Investment in joint venture	—	—	(0.6)	—	(0.6)
Net cash (used in) provided by investing activities	(4.3)	(2.1)	3.3	—	(3.1)
Financing activities
Net borrowings under revolving credit agreement	41.0	—	—	—	41.0
Payments of long-term debt	(32.7)	—	—	—	(32.7)
Cash dividends paid	(5.9)	—	—	—	(5.9)
Proceeds from the exercise of stock options	1.6	—	—	—	1.6
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Net cash provided by financing activities	4.4	—	—	—	4.4
Effect of foreign exchange rate changes	—	—	(1.4)	—	(1.4)
Decrease in cash and cash equivalents	(22.5)	(47.5)	(19.4)	—	(89.4)
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the period	$(1.2)	$1.0	$82.2	$—	$82.0

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated vision is to “To build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer direct footprint; and delivering supply chain excellence.
The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at March 22, 2014. The Company believes that this diverse brand portfolio and broad geographic reach position it for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 22, 2014, the Company operated 463 retail stores in the United States, Canada and the United Kingdom and 63 consumer direct websites.
2014 FINANCIAL OVERVIEW

•
Revenue for the first quarter of fiscal 2014 was $627.6 million, a decrease of 2.8% compared to the first quarter of fiscal 2013. First quarter revenue was tempered by soft retail store traffic, unusually high temporary store closings due to extreme weather conditions, the impact of the shift in timing of the Easter holiday and continued overall deceleration in the U.S. casual footwear category.

•	Gross margin for the first quarter of fiscal 2014 was 40.8%, an increase of 20 basis points from the first quarter of fiscal 2013.

•
Operating expenses as a percentage of revenue decreased to 30.6% for the first quarter of fiscal 2014 compared to 32.7% for the first quarter of fiscal 2013. The year-over-year decrease was due primarily to lower acquisition-related integration costs, pension expense and incentive compensation expense.

•
The effective tax rate in the first quarter of fiscal 2014 was 28.5% compared to 20.9% in the first quarter of fiscal 2013. The increase in the effective tax rate was due to a higher mix of earnings in the United States and the expiration in the current year of the research and development federal tax credit.

•	Reported diluted earnings per share for the first quarter of fiscal 2014, were $0.36 compared to $0.30 per share for the first quarter of fiscal 2013.

•	The Company declared cash dividends of $0.06 per share in both the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended
(In millions, except per share data)	March 22, 2014	March 23, 2013	Percent Change
Revenue	$627.6	$645.9	(2.8)%
Cost of goods sold	371.4	383.8	(3.2)
Restructuring costs	0.4	—	—
Gross profit	255.8	262.1	(2.4)
Selling, general and administrative expenses	190.5	196.0	(2.8)
Acquisition-related integration costs	1.6	15.2	(89.5)
Operating profit	63.7	50.9	25.1
Interest expense, net	10.9	12.9	(15.5)
Other expense, net	0.8	0.3	166.7
Earnings before income taxes	52.0	37.7	37.9
Income taxes	14.8	7.9	87.3
Net earnings	37.2	29.8	24.8
Less: net earnings attributable to non-controlling interest	0.1	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$37.1	$29.8	24.5

Diluted earnings per share	$0.36	$0.30	20.0%
REVENUE
Revenue was $627.6 million for the first quarter of fiscal 2014, a modest decline of 2.8% from the first quarter of fiscal 2013. Solid performance from the Performance Group and Heritage Group was offset by softness in the Lifestyle Group. Changes in foreign exchange rates reduced reported revenues by approximately $1.5 million for the first quarter of fiscal 2014.
GROSS MARGIN
For the first quarter of fiscal 2014, the Company’s gross margin was 40.8% compared to 40.6% in the first quarter of fiscal 2013.  Gross margin benefited from product mix improvements of approximately 60 basis points, which was partially offset by declines attributable to higher product costs and unfavorable foreign exchange rates of 20 basis points each.
OPERATING EXPENSES
Operating expenses decreased $19.1 million, from $211.2 million in the first quarter of fiscal 2013 to $192.1 million in the first quarter of fiscal 2014. Approximately $13.6 million of the decrease is due to lower acquisition-related integration costs associated with the acquisition and integration of PLG. These costs were $1.6 million in the first quarter of fiscal 2014, consisting of compensation expenses ($0.8 million) and other integration costs ($0.8 million). Lower pension expense ($5.6 million) and incentive compensation expense ($3.0 million), which were partially offset by higher brand building investments, also contributed to the decrease in operating expenses.
INTEREST, OTHER AND TAXES
Net interest expense was $10.9 million in the first quarter of fiscal 2014 compared to $12.9 million in the first quarter of fiscal 2013. The $2.0 million decrease reflects the benefits of the amendment to the Credit Agreement executed in the fourth quarter of fiscal 2013 and lower average principal balances.
The Company’s effective tax rate was 28.5% in the first quarter of fiscal 2014, compared to 20.9% in the first quarter of fiscal 2013. The lower effective tax rate for the first quarter of fiscal 2013 reflects the benefit from the deductibility of higher acquisition-related integration costs in high statutory tax rate jurisdictions, and the benefit of a retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development federal tax credit has now expired and is not available for 2014. The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations and financial position.
REPORTABLE OPERATING SEGMENTS
The Company has three reportable operating segments. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Patagonia® footwear and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® Safety footwear.
The Company also reports an Other and Corporate category. The Other category consists of the Company’s multi-brand consumer direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration costs and restructuring costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended
(In millions)	March 22, 2014	March 23, 2013	Change	Percent Change
Revenue:
Lifestyle Group	$238.0	$270.2	$(32.2)	(11.9)%
Performance Group	248.8	240.5	8.3	3.5
Heritage Group	120.7	118.6	2.1	1.8
Other	20.1	16.6	3.5	21.1
Total	$627.6	$645.9	$(18.3)	(2.8)%

	12 Weeks Ended
(In millions)	March 22, 2014	March 23, 2013	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$25.0	$46.1	$(21.1)	(45.8)%
Performance Group	58.0	50.9	7.1	13.9
Heritage Group	17.7	15.3	2.4	15.7
Other	(1.4)	(1.0)	(0.4)	(40.0)
Corporate	(35.6)	(60.4)	24.8	41.1
Total	$63.7	$50.9	$12.8	25.1%
Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $32.2 million, or 11.9%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease was driven by the Sperry Top-Sider® and Stride Rite® brands, which both experienced a revenue decline in the high and mid teens, respectively. The Sperry Top-Sider® brand decrease was due to a deceleration in the boat shoe category, the delayed delivery of certain seasonal products and the strategic realignment of certain U.S. distribution points. The Stride Rite® brand revenue decline was attributable to reduced store traffic and the impact of a later Easter holiday season. The Keds® brand experienced revenue growth in the mid teens driven by the continued expansion of its women's lifestyle category.

The Lifestyle Group’s operating profit decreased $21.1 million, or 45.8%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The operating profit decrease was due to revenue declines for the Sperry Top-Sider® and Stride Rite® brands, as well as a mid single digit increase in selling, general and administrative expenses due to incremental new store openings and other brand building investments.
Performance Group
The Performance Group’s revenue increased $8.3 million, or 3.5%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase was driven by growth from Merrell® (low single digits) and Saucony® (mid single digits). The Saucony® brand benefited from its Performance Running product and the more lifestyle-oriented Originals product. In addition, the Chaco® brand experienced a strong mid twenties growth rate due to an increase in at-once orders.
The Performance Group’s operating profit increased $7.1 million, or 13.9%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The improvement was driven by revenue growth from Merrell®, Saucony® and Chaco® as noted above, and by an improvement in Merrell® gross margins (140 basis points), driven by favorable product mix and favorable gross margins for Chaco® (220 basis points) due to lower close-out sales.
Heritage Group
The Heritage Group’s revenue and operating profit increased $2.1 million and $2.4 million, respectively, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The Heritage Group's operating income was favorably impacted by a 140 basis point improvement in gross margins due to higher selling prices.
Corporate
Corporate expenses were $35.6 million in the first quarter of fiscal 2014 compared to $60.4 million in the first quarter of fiscal 2013. The $24.8 million decrease was driven by lower acquisition-related integration costs ($13.6 million), pension expense ($5.6 million) and incentive compensation expense ($3.0 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 22, 2014	December 28, 2013	March 23, 2013
Cash and cash equivalents	$166.8	$214.2	$82.0
Interest-bearing debt	1,174.3	1,150.0	1,258.3
Available revolving credit facility (1)	162.7	196.5	157.1

	12 Weeks Ended
Net cash used in operating activities	$(56.1)		$(89.3)
Net cash used in investing activities	(6.7)		(3.1)
Net cash provided by financing activities	15.0		4.4
Additions to property, plant and equipment	5.6		5.3
Depreciation and amortization	12.6		14.2

(1)	Amounts shown are net of outstanding letters of credit, which are applied against availability under the Revolving Credit Facility.
Liquidity
Cash and cash equivalents of $166.8 million as of March 22, 2014 were $84.8 million higher compared to March 23, 2013. In addition, the Company had $162.7 million of borrowing capacity available under the Revolving Credit Facility as of March 22, 2014.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of fiscal 2014, an increase in net working capital represented a use of cash of $114.2 million. Working capital balances were negatively impacted by an increase in accounts receivable and inventories of $88.0 million and $39.6 million, respectively. This was partially offset by increases in accounts payable and other operating liabilities and a decrease in other operating assets of $2.6 million, $2.4 million and $8.9 million, respectively.

For the first quarter of fiscal 2013, changes in the components of working capital drove a use of cash of $147.5 million. Net cash used in operating activities in the first quarter of fiscal 2013 was driven by investments in working capital, including increases in accounts receivable and inventories of $120.3 million and $23.3 million, respectively.
Investing Activities
The Company made capital expenditures of $5.6 million in the first quarter of fiscal 2014 compared to $5.3 million in the first quarter of fiscal 2013. The majority of the capital expenditures were for information system enhancements, manufacturing equipment, building improvements and new retail store openings.
Included in investing activities in the first quarter of fiscal 2013 were net cash proceeds of $2.8 million from the sale of a distribution facility acquired as part of the PLG acquisition.
Financing Activities
On October 10, 2013, the Company amended the Credit Agreement resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on term loan debt, and a one-year extension on both the Term Loan A Facility and Revolving Credit Facility, both of which are now due October 10, 2018. In addition, the Amendment provided for increased maximum debt capacity (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.

As of March 22, 2014, the Company was in compliance with all covenants and performance ratios under the Credit Agreement and expects to continue to be in compliance in future periods.
The Company has outstanding a total of $375.0 million in Public Bonds that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
Interest-bearing debt at March 22, 2014 was $1,174.3 million compared to $1,150.0 million at December 28, 2013. The net increase in interest-bearing debt was a result of net borrowings under the Revolving Credit Facility, which were partially offset by a principal payment on the Term Loan A Facility. As of March 22, 2014, the Company had outstanding standby letters of credit under the Revolving Credit Facility totaling $3.3 million.
At March 22, 2014, the Company had cash and cash equivalents of $166.8 million, of which $163.5 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.
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
On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company did not repurchase any shares in the first quarter of fiscal 2014 or fiscal 2013. The Company acquired 332,671 shares for $9.3 million in the first quarter of fiscal 2014 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.9 million for the first quarters of fiscal 2014 and fiscal 2013. The 2014 dividend is payable on May 1, 2014 to shareholders of record on April 1, 2014.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-

K for the fiscal year ended December 28, 2013. Management believes there have been no material changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 28, 2013 is incorporated herein by reference.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 22, 2014 and March 23, 2013, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $97.0 million and $104.4 million, with maturities ranging up to 308 and 392 days, respectively. The Company also utilizes foreign currency forward exchange contracts to manage volatility associated with euro denominated expenses in the normal course of business.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Royalty revenue generated by the Company from third-party foreign licensees is calculated in the licensees’ local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses.
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At March 22, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $5.8 million from their value at December 28, 2013. At March 23, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $9.6 million from their value at December 29, 2012. These changes resulted in cumulative foreign currency translation adjustments at March 22, 2014 and March 23, 2013 of accumulated other comprehensive loss of $5.3 million and $3.7 million, respectively.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its borrowing under the Credit Agreement. As of March 22, 2014, the Company had $34.0 million in outstanding borrowings and outstanding letters of credit of $3.3 million under the Revolving Credit Facility. At March 22, 2014 and December 28, 2013, the Company had $765.3 million and $775.0 million, respectively, of variable rate debt outstanding under the Term Loan Facilities under the Credit Agreement. As of March 22, 2014 and December 28, 2013 the Company held one interest rate swap arrangement denominated in U.S. dollars that effectively converted $443.6 million and $455.5 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 22, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of fiscal 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 29, 2013 to January 25, 2014)
Common Stock Repurchase Program(1)	—	—	—	$86,416,818
Employee Transactions(2)	65,104	$32.49	—
Period 2 (January 26, 2014 to February 22, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	256,546	$26.95	—
Period 3 (February 23, 2014 to March 22, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	13,873	$26.36	—
Total for Quarter ended March 22, 2014
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	335,523	$28.00	—

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

WOLVERINE WORLD WIDE, INC.

April 30, 2014	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Duly Authorized Signatory for Registrant)

April 30, 2014	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.