Form 10-Q
period 2014-06-14
WOLVERINE WORLD WIDE INC /DE/
filed 2014-07-22
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
  ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 14, 2014
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
Yes ☐    No  ☒
There were 101,472,686 shares of common stock, $1 par value, outstanding as of July 8, 2014.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	currency restrictions;

•	changes in future pension funding requirements and pension expenses;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct business;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in relationships with, including the loss of, significant customers;

•	the cancellation of orders for future delivery;

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

•	the cost, availability and management of raw materials, inventories, services and labor for owned and contract manufacturers;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•
strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses and implementing new initiatives and ventures; and

•	the success of the Company’s consumer-direct realignment initiatives.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “2013 Form 10-K”), and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission, including Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 14, 2014	December 28, 2013	June 15, 2013
ASSETS
Current assets:
Cash and cash equivalents	$232.4	$214.2	$171.0
Accounts receivable, less allowances:
June 14, 2014 – $35.7
December 28, 2013 – $37.8
June 15, 2013 – $31.6	434.3	398.1	397.9
Inventories:
Finished products, net	439.6	406.0	454.3
Raw materials and work-in-process, net	20.2	22.2	30.4
Total inventories	459.8	428.2	484.7
Deferred income taxes	28.5	29.1	27.6
Prepaid expenses and other current assets	38.0	48.4	41.5
Total current assets	1,193.0	1,118.0	1,122.7
Property, plant and equipment:
Gross cost	417.8	416.1	397.4
Accumulated depreciation	(271.8)	(264.2)	(248.7)
Property, plant and equipment, net	146.0	151.9	148.7
Other assets:
Goodwill	444.8	445.3	457.8
Indefinite-lived intangibles	690.5	690.5	679.8
Amortizable intangibles, net	120.2	126.7	143.4
Deferred income taxes	3.4	3.4	0.2
Deferred financing costs, net	20.0	22.0	35.8
Other	63.3	64.4	56.3
Total other assets	1,342.2	1,352.3	1,373.3
Total assets	$2,681.2	$2,622.2	$2,644.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	June 14, 2014	December 28, 2013	June 15, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.9	$135.2	$192.1
Accrued salaries and wages	31.5	41.5	43.6
Other accrued liabilities	89.3	99.3	92.8
Current maturities of long-term debt	48.4	53.3	37.1
Total current liabilities	335.1	329.3	365.6
Long-term debt, less current maturities	1,082.9	1,096.7	1,147.6
Accrued pension liabilities	74.3	74.2	166.9
Deferred income taxes	254.9	253.9	240.1
Other liabilities	26.1	26.7	19.9
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
June 14, 2014 – 101,895,474 shares
December 28, 2013 – 100,817,972 shares
June 15, 2013 – 100,498,070 shares	101.9	100.8	100.5
Additional paid-in capital	23.3	5.0	—
Retained earnings	796.0	743.1	687.0
Accumulated other comprehensive loss	(6.3)	(9.2)	(82.4)
Cost of shares in treasury:
June 14, 2014 – 393,288 shares
December 28, 2013 – 72,514 shares
June 15, 2013 – 75,628 shares	(11.0)	(2.1)	(2.0)
Total Wolverine World Wide, Inc. stockholders’ equity	903.9	837.6	703.1
Non-controlling interest	4.0	3.8	1.5
Total stockholders’ equity	907.9	841.4	704.6
Total liabilities and stockholders’ equity	$2,681.2	$2,622.2	$2,644.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
(In millions, except per share data)	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Revenue	$613.5	$587.8	$1,241.1	$1,233.7
Cost of goods sold	367.7	346.7	739.1	730.6
Restructuring costs	0.1	—	0.5	—
Gross profit	245.7	241.1	501.5	503.1
Selling, general and administrative expenses	190.8	196.2	381.3	392.0
Acquisition-related integration costs	2.5	7.9	4.1	23.1
Restructuring costs	3.4	—	3.4	—
Operating profit	49.0	37.0	112.7	88.0
Other expenses:
Interest expense, net	10.5	12.5	21.4	25.4
Other expense, net	—	0.6	0.8	1.0
Total other expenses	10.5	13.1	22.2	26.4
Earnings before income taxes	38.5	23.9	90.5	61.6
Income taxes	10.9	5.8	25.7	13.7
Net earnings	27.6	18.1	64.8	47.9
Less: net earnings attributable to non-controlling interest	0.1	0.2	0.2	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$27.5	$17.9	$64.6	$47.7

Net earnings per share (see Note 3):
Basic	$0.28	$0.18	$0.65	$0.48
Diluted	$0.27	$0.18	$0.64	$0.48

Comprehensive income	$33.4	$27.1	$67.7	$53.0
Less: comprehensive income attributable to non-controlling interest	0.3	0.2	0.2	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.1	$26.9	$67.5	$52.8

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	24 Weeks Ended
(In millions)	June 14, 2014	June 15, 2013
OPERATING ACTIVITIES
Net earnings	$64.8	$47.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.0	25.6
Deferred income taxes	0.6	(4.6)
Stock-based compensation expense	11.2	13.7
Excess tax benefits from stock-based compensation	(3.7)	(1.2)
Pension contribution	(1.5)	(0.8)
Pension expense	5.9	17.2
Restructuring costs	3.9	—
Other	2.0	1.6
Changes in operating assets and liabilities:
Accounts receivable	(37.8)	(45.3)
Inventories	(32.9)	(18.9)
Other operating assets	9.5	14.6
Accounts payable	31.0	31.3
Other operating liabilities	(12.4)	6.4
Net cash provided by operating activities	65.6	87.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12.5)	(14.7)
Proceeds from sale of property, plant and equipment	—	2.8
Investment in joint venture	(0.7)	(1.6)
Other	(1.6)	(1.2)
Net cash used in investing activities	(14.8)	(14.7)
FINANCING ACTIVITIES
Payments on long-term debt	(19.4)	(65.3)
Cash dividends paid	(12.0)	(11.8)
Purchases of shares under employee stock plans	(9.4)	(0.3)
Proceeds from the exercise of stock options	3.8	4.8
Excess tax benefits from stock-based compensation	3.7	1.2
Net cash used in financing activities	(33.3)	(71.4)
Effect of foreign exchange rate changes	0.7	(1.8)
Increase (decrease) in cash and cash equivalents	18.2	(0.4)
Cash and cash equivalents at beginning of the year	214.2	171.4
Cash and cash equivalents at end of the period	$232.4	$171.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 14, 2014 and June 15, 2013
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
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses with the exception of certain consumer-direct warehousing costs that are included in cost of goods sold.
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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of fiscal 2014, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the potential impacts of the new standard.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

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
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. On April 24, 2014, the Company amended its Restated Certificate of Incorporation to increase the number of shares of the Company’s authorized common stock from 160,000,000 shares to 320,000,000 shares. All share and per share data in this Quarterly Report on Form 10-Q has been presented to reflect the split and increase in authorized shares.

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
(In millions, except share and per share data)	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$27.5	$17.9	$64.6	$47.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(0.3)	(1.2)	(0.9)
Net earnings used in calculating basic earnings per share	27.0	17.6	63.4	46.8
Adjustment for earnings reallocated from non-vested restricted common stock	0.1	—	0.1	—
Net earnings used in calculating diluted earnings per share	$27.1	$17.6	$63.5	$46.8
Denominator:
Weighted average shares outstanding	101,435,465	100,327,444	101,198,265	99,894,398
Adjustment for non-vested restricted common stock	(3,284,621)	(3,527,798)	(3,213,033)	(3,224,326)
Shares used in calculating basic earnings per share	98,150,844	96,799,646	97,985,232	96,670,072
Effect of dilutive stock options	1,855,864	1,836,348	1,957,294	1,737,882
Shares used in calculating diluted earnings per share	100,006,708	98,635,994	99,942,526	98,407,954
Net earnings per share:
Basic	$0.28	$0.18	$0.65	$0.48
Diluted	$0.27	$0.18	$0.64	$0.48
For the 12 and 24 weeks ended June 14, 2014, options relating to 1,268,136 and 914,886 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 24 weeks ended June 15, 2013, options relating to 1,461,470 and 1,374,262 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 29, 2012	$459.9	$679.8	$1,139.7
Acquisition adjustments	(0.7)	—	(0.7)
Foreign currency translation effects	(1.4)	—	(1.4)
Balance at June 15, 2013	$457.8	$679.8	$1,137.6

Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(0.5)	—	(0.5)
Balance at June 14, 2014	$444.8	$690.5	$1,135.3

5.	INDEBTEDNESS
Total borrowings consist of the following obligations:

(In millions)	June 14, 2014	December 28, 2013	June 15, 2013
Term Loan A, due October 10, 2018	$755.6	$775.0	$536.3
Term Loan B, due October 9, 2019	—	—	273.4
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Capital lease obligation	0.7	—	—
Total interest-bearing debt	1,131.3	1,150.0	1,184.7
Less: current maturities of long-term debt	48.4	53.3	37.1
Long-term debt, less current maturities	$1,082.9	$1,096.7	$1,147.6
The Company’s credit agreement (the “Credit Agreement”) originally provided the Company with two term loans (a “Term Loan A Facility” and a “Term Loan B Facility”) and a revolving credit agreement (“Revolving Credit Facility”). On October 10, 2013, the Company amended its Credit Agreement (the “Amendment”) resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on the term loan debt, and a one-year extension on both the Term Loan A Facility and the Revolving Credit Facility, both of which are now due October 10, 2018. In addition, the Amendment provided for increased maximum debt capacity (including outstanding term loan principal and Revolving Credit Facility commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.
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
The Company had outstanding letters of credit under the Revolving Credit Facility of $3.3 million, $3.5 million and $1.9 million as of June 14, 2014, December 28, 2013 and June 15, 2013, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of June 14, 2014, the Company was in compliance with all covenants expects to continue to be in compliance in future periods.
The Company has outstanding a total of $375.0 million in senior notes that may be traded in the public market (the “Public Bonds”) which are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
During the second quarter of fiscal 2014, the Company recorded a capital lease obligation. The lease commenced during June 2014 and payments are scheduled to continue through February 2022.

The Company included in interest expense the amortization of deferred financing costs of approximately $0.9 million and $1.9 million for the 12 and 24 weeks ended June 14, 2014, respectively. The Company included in interest expense the amortization of deferred financing costs of approximately $1.6 million and $3.1 million for the 12 and 24 weeks ended June 15, 2013, respectively.
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
The change in accumulated other comprehensive income (loss) during the 12 weeks ended June 14, 2014 and June 15, 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of March 23, 2013	$(3.7)	$(0.9)		$(0.7)	$(86.1)		$(91.4)
Other comprehensive income (loss) before reclassifications	4.9	(1.6)		0.7	—		4.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(1)	—	7.0	(2)	7.8
Income tax expense (benefit)	—	(0.3)		—	(2.5)		(2.8)
Net reclassifications	—	0.5		—	4.5		5.0
Net current-period other comprehensive income (loss)	4.9	(1.1)		0.7	4.5		9.0
Balance of accumulated other comprehensive income (loss) as of June 15, 2013	$1.2	$(2.0)		$—	$(81.6)		$(82.4)

Balance of accumulated other comprehensive income (loss) as of March 22, 2014	$(5.3)	$0.9		$0.7	$(8.4)		$(12.1)
Other comprehensive income (loss) before reclassifications	5.6	(0.5)		(0.5)	—		4.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(1)	—	1.8	(2)	2.0
Income tax expense (benefit)	—	(0.1)		—	(0.7)		(0.8)
Net reclassifications	—	0.1		—	1.1		1.2
Net current-period other comprehensive income (loss)	5.6	(0.4)		(0.5)	1.1		5.8
Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2	$(7.3)		$(6.3)

(1)	Amounts reclassified are included in cost of goods sold.

(2)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the 24 weeks ended June 14, 2014 and June 15, 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)		$(87.5)
Other comprehensive income (loss) before reclassifications	(4.7)	(0.9)		1.0	—		(4.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	(1)	—	14.0	(2)	14.9
Income tax expense (benefit)	—	(0.3)		—	(4.9)		(5.2)
Net reclassifications	—	0.6		—	9.1		9.7
Net current-period other comprehensive income (loss)	(4.7)	(0.3)		1.0	9.1		5.1
Balance of accumulated other comprehensive income (loss) as of June 15, 2013	$1.2	$(2.0)		$—	$(81.6)		$(82.4)

Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications	(0.2)	0.8		(0.4)	—		0.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(1)	—	3.5	(2)	4.3
Income tax expense (benefit)	—	(0.3)		—	(1.3)		(1.6)
Net reclassifications	—	0.5		—	2.2		2.7
Net current-period other comprehensive income (loss)	(0.2)	1.3		(0.4)	2.2		2.9
Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2	$(7.3)		$(6.3)

(1)	Amounts reclassified are included in cost of goods sold.

(2)	Amounts reclassified are included in the computation of net pension expense.

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap arrangement, borrowings under the Revolving Credit Facility and interest-bearing debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. The carrying value and the fair value of the Company’s debt, excluding capital leases, are as follows:

(In millions)	June 14, 2014	December 28, 2013	June 15, 2013
Carrying value	$1,130.6	$1,150.0	$1,184.7
Fair value	1,167.2	1,183.8	1,228.6

The fair value of the fixed-rate debt was based on third-party quotes (Level 2). The fair value of the variable-rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
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
The notional amounts of the Company’s derivative instruments are as follows:

	June 14, 2014	December 28, 2013	June 15, 2013
Foreign exchange contracts:
Notional amount (in millions)	$162.2	$129.1	$106.9
Maturities (in days)	336	364	336
Interest rate swap:
Notional amount (in millions)	$430.9	$455.5	$462.2
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 14, 2014	December 28, 2013	June 15, 2013
Financial assets:
Foreign exchange contracts asset	$0.9	$1.7	$—
Interest rate swap asset	0.4	0.9	—
Financial liabilities:
Foreign exchange contracts liability	0.3	2.3	2.0
Interest rate swap liability	—	—	0.1
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the 24 weeks ended June 14, 2014 and June 15, 2013. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive loss and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $6.6 million and $11.2 million, and related income tax benefits of $2.1 million and $3.6 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 14, 2014, respectively.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted during the 24 weeks ended June 14, 2014 and June 15, 2013 was $6.21 and $5.21, respectively, with the following weighted-average assumptions:

	24 Weeks Ended
	June 14, 2014	June 15, 2013
Expected market price volatility (1)	29.6%	33.3%
Risk-free interest rate (2)	1.2%	0.6%
Dividend yield (3)	0.9%	1.2%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 132,373 and 302,394 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. During the 12 weeks ended June 14, 2014 and June 15, 2013, the Company canceled 30,309 and 99,952 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 1,360,024 and 1,904,564 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 24 weeks ended June 14, 2014 and June 15, 2013, respectively. During the 24 weeks ended June 14, 2014 and June 15, 2013, the Company canceled 282,522 and 111,640 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

9.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Service cost pertaining to benefits earned during the period	$1.6	$2.1	$3.3	$4.2
Interest cost on projected benefit obligations	4.6	4.3	9.3	8.7
Expected return on pension assets	(5.1)	(4.8)	(10.2)	(9.7)
Net amortization loss	1.8	7.0	3.5	14.0
Net pension expense	$2.9	$8.6	$5.9	$17.2

10.	INCOME TAXES
The Company’s effective tax rate for the 12 weeks ended June 14, 2014 and June 15, 2013 was 28.2% and 24.2%, respectively. For the 24 weeks ended June 14, 2014 and June 15, 2013, the Company’s effective tax rate was 28.4% and 22.2%, respectively. The lower effective tax rate in the prior year periods reflects the benefit from the deductibility of higher acquisition-related integration costs in high statutory tax rate jurisdictions and the benefit of a retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development federal tax credit has now expired and is not available for 2014.
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations, financial position and cash flows.
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
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Minimum royalties	$0.6	$1.9	$—	$—	$—	$—
Minimum advertising	4.1	8.7	2.7	2.8	2.9	6.1
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.4 million for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. For the 24 weeks ended June 14, 2014 and June 15, 2013, the Company incurred royalty expense, in accordance with these agreements, of $1.1 million and $0.8 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.1 million and $1.0 million for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. For the 24 weeks ended June 14, 2014 and June 15, 2013, the Company incurred advertising expense, in accordance with these agreements, of $2.2 million and $2.1 million, respectively,

12.	BUSINESS SEGMENTS
The Company’s portfolio of 16 brands is organized into the following three operating segments, which the Company has determined are reportable operating segments.

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
The Company also reports Other and Corporate categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related integration costs, restructuring costs and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Revenue:
Lifestyle Group	$264.1	$255.2	$502.1	$525.5
Performance Group	211.2	199.7	460.0	440.2
Heritage Group	113.5	110.6	234.2	229.1
Other	24.7	22.3	44.8	38.9
Total	$613.5	$587.8	$1,241.1	$1,233.7
Operating profit (loss):
Lifestyle Group	$39.1	$45.8	$64.1	$91.9
Performance Group	37.6	30.5	95.6	81.4
Heritage Group	14.5	16.1	32.2	31.5
Other	0.1	0.6	(1.3)	(0.4)
Corporate	(42.3)	(56.0)	(77.9)	(116.4)
Total	$49.0	$37.0	$112.7	$88.0

(In millions)	June 14, 2014	December 28, 2013	June 15, 2013
Total assets:
Lifestyle Group	$1,475.4	$1,431.1	$1,458.5
Performance Group	503.3	476.4	514.5
Heritage Group	214.6	247.2	243.8
Other	62.1	56.9	77.1
Corporate	425.8	410.6	350.8
Total	$2,681.2	$2,622.2	$2,644.7
Goodwill:
Lifestyle Group	$327.9	$329.0	$347.3
Performance Group	92.8	92.8	87.0
Heritage Group	24.1	23.5	23.5
Total	$444.8	$445.3	$457.8

13.	BUSINESS ACQUISITIONS
On October 9, 2012, the Company acquired all of the outstanding equity interests of PLG as well as certain other assets. Consideration paid to acquire PLG was approximately $1,249.5 million in cash. PLG marketed casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The acquisition was accounted for under the acquisition method of accounting. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012.
The Company funded the transaction using a combination of approximately $88.8 million of cash on hand and new borrowings. The Company’s debt financing included net proceeds from the term loan debt associated with the Credit Agreement and net proceeds from the Public Bonds.
For the 12 weeks ended June 14, 2014, the Company incurred $2.5 million of acquisition-related integration costs. These costs include compensation expenses ($1.0 million) and other integration costs ($1.5 million). For the 12 weeks ended June 15, 2013, the Company incurred $7.9 million of acquisition-related integration costs. These costs include compensation expense ($5.4 million), other purchased services ($2.0 million) and professional and legal fees ($0.5 million).
For the 24 weeks ended June 14, 2014, the Company incurred $4.1 million of acquisition-related integration costs. These costs include compensation expenses ($1.8 million) and other integration costs ($2.3 million). For the 24 weeks ended June 15, 2013, the Company incurred $23.1 million of acquisition-related integration costs. These costs include compensation expense ($15.7 million), other purchased services ($3.7 million), amortization related to short-lived intangible assets ($2.4 million), and professional and legal fees ($1.3 million).

The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with the PLG acquisition.

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
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “Restructuring Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.5 million for the 24 weeks ended June 14, 2014. The Company does not expect to recognize any further significant costs for the Restructuring Plan. All costs incurred have been recognized in the Company’s Corporate category and are included in the Restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the Restructuring Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.4	0.5
Amounts paid	(0.1)	(0.4)	(0.5)
Charges against assets	—	(0.2)	(0.2)
Balance at June 14, 2014	$—	$0.3	$0.3
During the second quarter of fiscal 2014, the Company recorded an impairment of an equity method investment and reserved certain receivables within the Company’s international operations. The impairment and asset charge were determined to be other-than-temporary and the Company recorded a non-cash charge of $3.4 million within its corporate category included in the Restructuring costs line item as a component of selling, general and administrative expenses in the consolidated condensed statements of operations and comprehensive income.

15.	SUBSEQUENT EVENT
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (“the Plan”). As a part of the Plan, the Company intends to close up to approximately 140 retail stores over the next 18 months, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company estimates pretax charges related to the Plan will range from $26.6 million to $32.0 million. The Company will record these charges throughout the remainder of fiscal 2014 and fiscal 2015 as it executes specific components. Approximately $9.6 million to $11.6 million of this estimate represents non-cash charges. When fully implemented, the Company expects annual pretax benefits of approximately $11.0 million.
The expected range of pretax charges by major category in connection with the Plan are summarized in the following table:

	Estimated Range
(In millions)	Low	High
Non-cash charges related to impairment of property and equipment	$6.1	$8.2
Facility exit costs	11.3	12.4
Severance and employee-related costs	8.6	10.0
Charges against assets	0.6	1.4
Total	$26.6	$32.0

16.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$110.2	$1,035.2	$170.3	$(702.2)	$613.5
Cost of goods sold	77.3	884.5	89.9	(684.0)	367.7
Restructuring costs	—	—	0.1	—	0.1
Gross profit	32.9	150.7	80.3	(18.2)	245.7
Selling, general and administrative expenses	43.2	105.3	60.8	(18.5)	190.8
Acquisition-related integration costs	1.9	0.6	—	—	2.5
Restructuring costs	1.5	—	1.9	—	3.4
Operating profit (loss)	(13.7)	44.8	17.6	0.3	49.0
Other expenses:
Interest expense (income), net	10.5	0.1	(0.1)	—	10.5
Other expense (income), net	0.1	(0.9)	0.8	—	—
Total other expenses (income)	10.6	(0.8)	0.7	—	10.5
Earnings (loss) before income taxes	(24.3)	45.6	16.9	0.3	38.5
Income tax expense (benefit)	(9.1)	17.1	2.9	—	10.9
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(15.2)	28.5	14.0	0.3	27.6
Equity in earnings (loss) of consolidated subsidiaries	42.7	(10.8)	2.2	(34.1)	—
Net earnings	27.5	17.7	16.2	(33.8)	27.6
Less: net earnings attributable to non-controlling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$27.5	$17.7	$16.1	$(33.8)	$27.5

Comprehensive income	$33.3	$17.6	$21.3	$(38.8)	$33.4
Less: comprehensive income attributable to non-controlling interest	0.2	—	0.1	—	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.1	$17.6	$21.2	$(38.8)	$33.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended June 15, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$107.4	$929.6	$153.2	$(602.4)	$587.8
Cost of goods sold	75.6	776.3	81.3	(586.5)	346.7
Gross profit	31.8	153.3	71.9	(15.9)	241.1
Selling, general and administrative expenses	47.9	97.1	66.8	(15.6)	196.2
Acquisition-related integration costs	3.3	1.7	2.9	—	7.9
Operating profit (loss)	(19.4)	54.5	2.2	(0.3)	37.0
Other expenses:
Interest expense, net	12.3	—	0.2	—	12.5
Other expense (income), net	(0.2)	—	0.6	0.2	0.6
Total other expenses	12.1	—	0.8	0.2	13.1
Earnings (loss) before income taxes	(31.5)	54.5	1.4	(0.5)	23.9
Income tax expense (benefit)	(12.3)	21.2	(3.1)	—	5.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(19.2)	33.3	4.5	(0.5)	18.1
Equity in earnings of consolidated subsidiaries	37.1	82.8	7.5	(127.4)	—
Net earnings	17.9	116.1	12.0	(127.9)	18.1
Less: net earnings attributable to non-controlling interest	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$17.9	$116.1	$11.8	$(127.9)	$17.9

Comprehensive income	$26.9	$116.1	$15.9	$(131.8)	$27.1
Less: comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$26.9	$116.1	$15.7	$(131.8)	$26.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$224.7	$1,974.9	$370.1	$(1,328.6)	$1,241.1
Cost of goods sold	154.3	1,682.7	199.2	(1,297.1)	739.1
Restructuring costs	—	—	0.5	—	0.5
Gross profit	70.4	292.2	170.4	(31.5)	501.5
Selling, general and administrative expenses	81.6	210.2	121.4	(31.9)	381.3
Acquisition-related integration costs	2.9	1.2	—	—	4.1
Restructuring costs	1.5	—	1.9	—	3.4
Operating profit (loss)	(15.6)	80.8	47.1	0.4	112.7
Other expenses:
Interest expense (income), net	21.3	0.2	(0.1)	—	21.4
Other expense (income), net	(0.3)	(0.9)	2.0	—	0.8
Total other expenses (income)	21.0	(0.7)	1.9	—	22.2
Earnings (loss) before income taxes	(36.6)	81.5	45.2	0.4	90.5
Income tax expense (benefit)	(13.7)	30.6	8.8	—	25.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(22.9)	50.9	36.4	0.4	64.8
Equity in earnings of consolidated subsidiaries	87.5	48.8	35.8	(172.1)	—
Net earnings	64.6	99.7	72.2	(171.7)	64.8
Less: net earnings attributable to non-controlling interests	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$64.6	$99.7	$72.0	$(171.7)	$64.6

Comprehensive income	$67.5	$99.4	$73.2	$(172.4)	$67.7
Less: comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$67.5	$99.4	$73.0	$(172.4)	$67.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 15, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$221.6	$1,862.7	$334.5	$(1,185.1)	$1,233.7
Cost of goods sold	158.7	1,548.3	177.1	(1,153.5)	730.6
Gross profit	62.9	314.4	157.4	(31.6)	503.1
Selling, general and administrative expenses	88.2	210.7	123.7	(30.6)	392.0
Acquisition-related integration costs	8.4	11.6	3.1	—	23.1
Operating profit (loss)	(33.7)	92.1	30.6	(1.0)	88.0
Other expenses:
Interest expense (income), net	25.4	0.1	(0.1)	—	25.4
Other expense, net	—	—	0.8	0.2	1.0
Total other expenses	25.4	0.1	0.7	0.2	26.4
Earnings (loss) before income taxes	(59.1)	92.0	29.9	(1.2)	61.6
Income tax expense (benefit)	(23.0)	35.8	0.9	—	13.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(36.1)	56.2	29.0	(1.2)	47.9
Equity in earnings of consolidated subsidiaries	83.8	183.4	50.6	(317.8)	—
Net earnings	47.7	239.6	79.6	(319.0)	47.9
Less: net earnings attributable to non-controlling interests	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$47.7	$239.6	$79.4	$(319.0)	$47.7

Comprehensive income	$52.8	$239.6	$75.1	$(314.5)	$53.0
Less: comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$52.8	$239.6	$74.9	$(314.5)	$52.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29.0	$4.2	$199.2	$—	$232.4
Accounts receivable, net	19.4	286.1	128.8	—	434.3
Inventories:
Finished products, net	61.9	301.5	76.5	(0.3)	439.6
Raw materials and work-in-process, net	1.4	1.3	17.5	—	20.2
Total inventories	63.3	302.8	94.0	(0.3)	459.8
Deferred income taxes	15.3	12.6	0.6	—	28.5
Prepaid expenses and other current assets	45.0	(17.5)	10.5	—	38.0
Total current assets	172.0	588.2	433.1	(0.3)	1,193.0
Property, plant and equipment:
Gross cost	226.4	150.7	40.7	—	417.8
Accumulated depreciation	(177.4)	(67.8)	(26.6)	—	(271.8)
Property, plant and equipment, net	49.0	82.9	14.1	—	146.0
Other assets:
Goodwill	7.8	353.0	84.0	—	444.8
Indefinite-lived intangibles	4.3	674.9	11.3	—	690.5
Amortizable intangibles, net	0.4	119.7	0.1	—	120.2
Deferred income taxes	—	—	3.4	—	3.4
Deferred financing costs, net	20.0	—	—	—	20.0
Other	48.8	11.5	2.7	0.3	63.3
Intercompany accounts receivable	—	1,736.4	484.3	(2,220.7)	—
Investment in affiliates	3,148.5	635.4	403.5	(4,187.4)	—
Total other assets	3,229.8	3,530.9	989.3	(6,407.8)	1,342.2
Total assets	$3,450.8	$4,202.0	$1,436.5	$(6,408.1)	$2,681.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.1	$81.7	$47.1	$—	$165.9
Accrued salaries and wages	14.5	8.2	8.8	—	31.5
Other accrued liabilities	31.8	28.8	28.7	—	89.3
Current maturities of long-term debt	48.4	—	—	—	48.4
Total current liabilities	131.8	118.7	84.6	—	335.1
Long-term debt, less current maturities	1,082.2	0.7	—	—	1,082.9
Accrued pension liabilities	63.1	11.2	—	—	74.3
Deferred income taxes	(37.0)	287.6	4.3	—	254.9
Other liabilities	13.4	10.3	2.4	—	26.1
Intercompany accounts payable	1,293.4	412.6	514.7	(2,220.7)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	903.9	3,360.9	826.5	(4,187.4)	903.9
Non-controlling interest	—	—	4.0	—	4.0
Total stockholders’ equity	903.9	3,360.9	830.5	(4,187.4)	907.9
Total liabilities and stockholders’ equity	$3,450.8	$4,202.0	$1,436.5	$(6,408.1)	$2,681.2

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of June 15, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22.7	$15.9	$132.4	$—	$171.0
Accounts receivable, net	89.2	195.0	113.7	—	397.9
Inventories:
Finished products, net	58.4	311.1	86.7	(1.9)	454.3
Raw materials and work-in-process, net	0.9	1.0	28.5	—	30.4
Total inventories	59.3	312.1	115.2	(1.9)	484.7
Deferred income taxes	9.4	17.0	1.2	—	27.6
Prepaid expenses and other current assets	22.4	6.3	12.3	0.5	41.5
Total current assets	203.0	546.3	374.8	(1.4)	1,122.7
Property, plant and equipment:
Gross cost	217.4	125.4	54.6	—	397.4
Accumulated depreciation	(168.2)	(44.4)	(36.1)	—	(248.7)
Property, plant and equipment, net	49.2	81.0	18.5	—	148.7
Other assets:
Goodwill	7.5	365.1	85.2	—	457.8
Indefinite-lived intangibles	4.1	664.4	11.3	—	679.8
Amortizable intangibles, net	0.4	142.8	0.2	—	143.4
Deferred income taxes	0.2	—	—	—	0.2
Deferred financing costs, net	35.8	—	—	—	35.8
Other	43.9	9.8	1.0	1.6	56.3
Intercompany accounts receivable	—	1,182.0	105.3	(1,287.3)	—
Investment in affiliates	2,655.8	401.6	397.0	(3,454.4)	—
Total other assets	2,747.7	2,765.7	600.0	(4,740.1)	1,373.3
Total assets	$2,999.9	$3,393.0	$993.3	$(4,741.5)	$2,644.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 15, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.8	$130.0	$36.3	$—	$192.1
Accrued salaries and wages	16.6	19.7	7.3	—	43.6
Other accrued liabilities	44.9	15.2	32.5	0.2	92.8
Current maturities of long-term debt	37.1	—	—	—	37.1
Total current liabilities	124.4	164.9	76.1	0.2	365.6
Long-term debt, less current maturities	1,147.6	—	—	—	1,147.6
Accrued pension liabilities	130.6	36.3	—	—	166.9
Deferred income taxes	(52.1)	290.7	1.5	—	240.1
Other liabilities	8.2	8.8	2.9	—	19.9
Intercompany accounts payable	938.1	29.3	319.9	(1,287.3)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	703.1	2,863.0	591.4	(3,454.4)	703.1
Non-controlling interest	—	—	1.5	—	1.5
Total stockholders’ equity	703.1	2,863.0	592.9	(3,454.4)	704.6
Total liabilities and stockholders’ equity	$2,999.9	$3,393.0	$993.3	$(4,741.5)	$2,644.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 24 Weeks Ended June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$47.8	$(2.1)	$19.9	$—	$65.6
Investing activities
Additions to property, plant and equipment	(3.5)	(7.9)	(1.1)	—	(12.5)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Other	(0.8)	(0.8)	—	—	(1.6)
Net cash used in investing activities	(4.3)	(8.7)	(1.8)	—	(14.8)
Financing activities
Payments on long-term debt	(19.4)	—	—	—	(19.4)
Cash dividends paid	(12.0)	—	—	—	(12.0)
Purchases of shares under employee stock plans	(9.4)	—	—	—	(9.4)
Proceeds from the exercise of stock options	3.8	—	—	—	3.8
Excess tax benefits from stock-based compensation	3.7	—	—	—	3.7
Net cash used in financing activities	(33.3)	—	—	—	(33.3)
Effect of foreign exchange rate changes	—	—	0.7	—	0.7
Increase (decrease) in cash and cash equivalents	10.2	(10.8)	18.8	—	18.2
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the period	$29.0	$4.2	$199.2	$—	$232.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 24 Weeks Ended June 15, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$80.3	$(25.1)	$32.3	$—	$87.5
Investing activities
Additions to property, plant and equipment	(7.4)	(7.3)	—	—	(14.7)
Proceeds from sale of property, plant and equipment	—	—	2.8	—	2.8
Investment in joint venture	—	—	(1.6)	—	(1.6)
Other	(0.1)	(0.2)	(0.9)	—	(1.2)
Net cash (used in) provided by investing activities	(7.5)	(7.5)	0.3	—	(14.7)
Financing activities
Payments on long-term debt	(65.3)	—	—	—	(65.3)
Cash dividends paid	(11.8)	—	—	—	(11.8)
Purchases of shares under employee stock plans	(0.3)	—	—	—	(0.3)
Proceeds from the exercise of stock options	4.8	—	—	—	4.8
Excess tax benefits from stock-based compensation	1.2	—	—	—	1.2
Net cash used in financing activities	(71.4)	—	—	—	(71.4)
Effect of foreign exchange rate changes	—	—	(1.8)	—	(1.8)
Increase (decrease) in cash and cash equivalents	1.4	(32.6)	30.8	—	(0.4)
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the period	$22.7	$15.9	$132.4	$—	$171.0

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s stated vision is “To build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s portfolio consists of 16 brands that were marketed in approximately 200 countries and territories at June 14, 2014. The Company believes that this diverse brand portfolio and broad geographic reach position it for continued strong organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, the Middle East, Africa and certain countries in continental Europe), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 14, 2014, the Company operated 465 retail stores in the United States, Canada and the United Kingdom and 64 consumer-direct websites.
2014 FINANCIAL OVERVIEW

•
Revenue for the second quarter of fiscal 2014 was $613.5 million, an increase of 4.4% compared to the second quarter of fiscal 2013. Each of the Company’s three operating groups contributed to the quarter’s solid revenue performance.

•	Gross margin for the second quarter of fiscal 2014 was 40.1%, a decrease of 90 basis points from the second quarter of fiscal 2013.

•
Operating expenses as a percentage of revenue decreased to 32.1% for the second quarter of fiscal 2014 compared to 34.7% for the second quarter of fiscal 2013. The year-over-year decrease was due primarily to lower acquisition-related integration costs, pension expense and incentive compensation expense.

•	The effective tax rate in the second quarter of fiscal 2014 was 28.2% compared to 24.2% in the second quarter of fiscal 2013.

•	Diluted earnings per share for the second quarter of fiscal 2014 were $0.27 compared to $0.18 per share for the second quarter of fiscal 2013.

•	The Company declared cash dividends of $0.06 per share in both the second quarter of fiscal 2014 and the second quarter of fiscal 2013.
RECENT DEVELOPMENTS
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations. As a part of the Plan, the Company intends to close up to approximately 140 retail stores over the next 18 months, consolidate certain consumer-direct support functions and implement certain other organizational changes. For additional information on the restructuring plan, please see Note 15.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended			24 Weeks Ended
(In millions, except per share data)	June 14, 2014	June 15, 2013	Percent Change	June 14, 2014	June 15, 2013	Percent Change
Revenue	$613.5	$587.8	4.4%	$1,241.1	$1,233.7	0.6%
Cost of goods sold	367.7	346.7	6.1	739.1	730.6	1.2
Restructuring costs	0.1	—	—	0.5	—	—
Gross profit	245.7	241.1	1.9	501.5	503.1	(0.3)
Selling, general and administrative expenses	190.8	196.2	(2.8)	381.3	392.0	(2.7)
Acquisition-related integration costs	2.5	7.9	(68.4)	4.1	23.1	(82.3)
Restructuring costs	3.4	—	—	3.4	—	—
Operating profit	49.0	37.0	32.4	112.7	88.0	28.1
Interest expense, net	10.5	12.5	(16.0)	21.4	25.4	(15.7)
Other expense, net	—	0.6	(100.0)	0.8	1.0	(20.0)
Earnings before income taxes	38.5	23.9	61.1	90.5	61.6	46.9
Income taxes	10.9	5.8	87.9	25.7	13.7	87.6
Net earnings	27.6	18.1	52.5	64.8	47.9	35.3
Less: net earnings attributable to non-controlling interest	0.1	0.2	(50.0)	0.2	0.2	—
Net earnings attributable to Wolverine World Wide, Inc.	$27.5	$17.9	53.6%	$64.6	$47.7	35.4%

Diluted earnings per share	$0.27	$0.18	50.0%	$0.64	$0.48	33.3%
REVENUE
Revenue was $613.5 million for the second quarter of fiscal 2014, an increase of 4.4% from the second quarter of fiscal 2013. Changes in foreign exchange rates increased reported revenues by approximately $0.7 million for the second quarter of fiscal 2014.
Revenue for the first two quarters of fiscal 2014 was $1,241.1 million, an increase of 0.6% from the first two quarters of fiscal 2013. Changes in foreign exchange rates decreased reported revenues by approximately $0.8 million for the first two quarters of fiscal 2014.
GROSS MARGIN
Gross margin was 40.1% for the second quarter of fiscal 2014 compared to 41.0% in the second quarter of fiscal 2013. The lower gross margin was a result of increased promotional activity in the Company’s retail stores (which contributed 40 basis points to the decline in gross margin) and higher product costs (which, when partially offset by higher average selling prices, contributed 50 basis points to the decline in gross margin).
Gross margin was 40.4% for the first two quarters of fiscal 2014 compared to 40.8% in the first two quarters of fiscal 2013.  The lower gross margin was a result of increased promotional activity in the Company’s retail stores (which contributed 20 basis points to the decline in gross margin) and higher product costs (which, when partially offset by higher average selling prices, contributed 20 basis points to the decline in gross margin).
OPERATING EXPENSES
Operating expenses decreased $7.4 million, from $204.1 million in the second quarter of fiscal 2013 to $196.7 million in the second quarter of fiscal 2014. The decrease was driven by $5.4 million of lower acquisition-related integration costs associated with the acquisition of PLG, $5.7 million of lower pension expense and $2.1 million of lower incentive compensation expense. These decreases were partially offset by a $3.4 million non-cash charge related to the Company’s international operations and $3.1 million of higher selling costs related to incremental new retail store openings.

Operating expenses decreased $26.3 million, from $415.1 million in the first two quarters of fiscal 2013 to $388.8 million in the first two quarters of fiscal 2014. The decrease was driven by $19.0 million of lower acquisition-related integration costs associated with the acquisition of PLG, $11.3 million of lower pension expense and $5.0 million of lower incentive compensation expense. These decreases were partially offset by a $3.4 million non-cash charge related to the Company’s international operations and $4.0 million of higher selling costs related to incremental new retail store openings.
INTEREST, OTHER AND TAXES
Net interest expense was $10.5 million in the second quarter of fiscal 2014 compared to $12.5 million in the second quarter of fiscal 2013. Net interest expense was $21.4 million for the first two quarters of fiscal 2014 compared to $25.4 million in the first two quarters of fiscal 2013. The decreases in both periods reflect the benefits of the amendment to the Credit Agreement executed in the fourth quarter of fiscal 2013 and lower average principal balances.
The Company’s effective tax rate was 28.2% in the second quarter of fiscal 2014, compared to 24.2% in the second quarter of fiscal 2013. The Company’s effective tax rate was 28.4% in the first two quarters of fiscal 2014, compared to 22.2% in the first two quarters of fiscal 2013. The lower effective tax rate in the prior year periods reflects the benefit from the deductibility of higher acquisition-related integration costs in high statutory tax rate jurisdictions and the benefit of a retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development federal tax credit has now expired and is not available for 2014.
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
The Company also reports Other and Corporate categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration costs, restructuring costs and impairment costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 14, 2014	June 15, 2013	Change	Percent Change	June 14, 2014	June 15, 2013	Change	Percent Change
Revenue:
Lifestyle Group	$264.1	$255.2	$8.9	3.5%	$502.1	$525.5	$(23.4)	(4.5)%
Performance Group	211.2	199.7	11.5	5.8	460.0	440.2	19.8	4.5
Heritage Group	113.5	110.6	2.9	2.6	234.2	229.1	5.1	2.2
Other	24.7	22.3	2.4	10.8	44.8	38.9	5.9	15.2
Total	$613.5	$587.8	$25.7	4.4%	$1,241.1	$1,233.7	$7.4	0.6%

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 14, 2014	June 15, 2013	Change	Percent Change	June 14, 2014	June 15, 2013	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$39.1	$45.8	$(6.7)	(14.6)%	$64.1	$91.9	$(27.8)	(30.3)%
Performance Group	37.6	30.5	7.1	23.3	95.6	81.4	14.2	17.4
Heritage Group	14.5	16.1	(1.6)	(9.9)	32.2	31.5	0.7	2.2
Other	0.1	0.6	(0.5)	(83.3)	(1.3)	(0.4)	(0.9)	(225.0)
Corporate	(42.3)	(56.0)	13.7	24.5	(77.9)	(116.4)	38.5	33.1
Total	$49.0	$37.0	$12.0	32.4%	$112.7	$88.0	$24.7	28.1%
Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue increased $8.9 million, or 3.5%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increase was driven by Keds®, with growth in the mid thirties, and Stride Rite®, with growth in the mid single digits. The Keds® revenue increase was due to higher volumes of its core Lifestyle products, driven by continued marketing investment to support the brand. The Stride Rite® revenue increase was primarily attributable to the shift of the Easter holiday business to the second quarter of fiscal 2014 from the first quarter of the prior year, partially offset by reduced store traffic. These increases were partially offset by the Hush Puppies® revenue decline in the high single digits driven by weaker demand in the department store channel for casual products.
The Lifestyle Group’s revenue decreased $23.4 million, or 4.5%, in the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013. The decrease was driven by Sperry Top-Sider®, with a revenue decline in the high single digits, and Stride Rite®, with a revenue decline in the mid single digits. The Sperry Top-Sider® decline was due to a decline in the boat shoe category and a distribution realignment in the family channel, while the Stride Rite® decline was attributable to negative weather trends and lower store traffic. These declines were partially offset by a growth rate in the mid twenties for Keds® due to higher volumes, driven by continued marketing investment to support the brand.
The Lifestyle Group’s operating profit decreased $6.7 million, or 14.6%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The operating profit decrease is due primarily to lower gross margins for Sperry Top-Sider® and Stride Rite®. The Sperry Top-Sider® lower gross margin was driven by negative product mix and higher promotional activity in its consumer-direct channel. The decrease in the Stride Rite® gross margin is due primarily to higher promotional activity in its consumer-direct channel. The operating profit declines for Sperry Top-Sider® and Stride Rite® were partially offset by higher operating profit for Keds® due to higher revenues.
For the first two quarters of fiscal 2014, the Lifestyle Group’s operating profit decreased $27.8 million, or 30.3%, compared to the first two quarters of fiscal 2013. The operating profit decrease is due primarily to the revenue declines and a gross margin decrease for Sperry Top-Sider® and Stride Rite®. The lower gross margin is due primarily to higher promotional activity for both Sperry Top-Sider® and Stride Rite® and negative product mix for Sperry Top-Sider®. The operating profit declines for Sperry Top-Sider® and Stride Rite® were partially offset by higher operating profit for Keds® due to higher revenue.
Performance Group
The Performance Group’s revenue increased $11.5 million, or 5.8%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increase was driven by growth from Saucony® in the low teens and Chaco® in the high twenties. The Performance Group’s revenue increased $19.8 million, or 4.5%, in the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013. The year to date increase was driven by growth from Saucony® in the high single digits and Chaco® in the mid twenties. In both periods, Saucony® benefited from growth in its franchise model products and the more lifestyle-oriented Originals product, while Chaco® experienced increased demand for its sandals product which contributed to strong at-once shipments.
The Performance Group’s operating profit increased $7.1 million, or 23.3%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The improvement was driven by revenue growth from Saucony® and Chaco®, and a mid single digit reduction in selling, general and administrative expenses for Merrell®, due primarily to lower advertising expenses.
The Performance Group’s operating profit increased $14.2 million, or 17.4%, in the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013. The improvement was driven by revenue growth from Saucony® and Chaco®. Operating profit also benefited from a mid single digit reduction in selling, general and administrative expenses for Merrell® and Saucony®, due primarily to lower advertising expenses.
Heritage Group
The Heritage Group’s revenue increased $2.9 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The Heritage Group’s operating profit decreased $1.6 million during the same period, driven by a high single digit increase in selling, general and administrative expenses.
The Heritage Group’s revenue increased $5.1 million for the first two quarters of fiscal 2014 compared to the first two quarters of fiscal 2013. During the same period, the Heritage Group’s operating profit increased $0.7 million, due primarily to the higher revenues partially offset by a mid single digit increase in selling, general and administrative expenses.
Corporate
Corporate expenses were $42.3 million in the second quarter of fiscal 2014 compared to $56.0 million in the second quarter of fiscal 2013. The $13.7 million decrease was driven by lower acquisition-related integration costs ($5.4 million), pension expense ($5.7 million) and incentive compensation expense ($2.1 million), which were partially offset by a $3.4 million non-cash charge related to the Company’s international operations.
Corporate expenses were $77.9 million for the first two quarters of fiscal 2014 compared to $116.4 million for the first two quarters of fiscal 2013. The $38.5 million decrease was driven by lower acquisition-related integration costs ($19.0 million), pension expense ($11.3 million) and incentive compensation expense ($5.0 million), which were partially offset by a $3.4 million non-cash charge related to the Company’s international operations.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 14, 2014	December 28, 2013	June 15, 2013
Cash and cash equivalents	$232.4	$214.2	$171.0
Interest-bearing debt	1,131.3	1,150.0	1,184.7
Available revolving credit facility (1)	196.7	196.5	198.1

(1)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	24 Weeks Ended
(In millions)	June 14, 2014	June 15, 2013
Net cash provided by operating activities	$65.6	$87.5
Net cash used in investing activities	(14.8)	(14.7)
Net cash used in financing activities	(33.3)	(71.4)
Additions to property, plant and equipment	12.5	14.7
Depreciation and amortization	25.0	25.6
Liquidity
Cash and cash equivalents of $232.4 million as of June 14, 2014 were $61.4 million higher compared to June 15, 2013. In addition, the Company had $196.7 million of borrowing capacity available under the Revolving Credit Facility as of June 14, 2014.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Through the first two quarters of fiscal 2014, an increase in net working capital represented a use of cash of $42.6 million. Working capital balances were negatively impacted by an increase in accounts receivable of $37.8 million, an increase in inventories of $32.9 million and a decrease in other operating liabilities of $12.4 million. This was partially offset by an increase in accounts payable of $31.0 million and a decrease in other operating assets of $9.5 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Through the first two quarters of fiscal 2013, an increase in net working capital represented a use of cash of $11.9 million. Working capital balances were negatively impacted by an increase in accounts receivable of $45.3 million and an increase in inventories of $18.9 million. These amounts were partially offset by an increase in accounts payable of $31.3 million and a decrease in other operating assets of $14.6 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $12.5 million in the first two quarters of fiscal 2014 compared to $14.7 million in the first two quarters of fiscal 2013. The majority of the capital expenditures were for information system enhancements, building improvements and new retail store openings.
Included in investing activities in the first two quarters of fiscal 2013 were net cash proceeds of $2.8 million from the sale of a distribution facility acquired as part of the PLG acquisition.
Financing Activities
On October 10, 2013, the Company amended the Credit Agreement resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on term loan debt, and a one-year extension on both the Term Loan A Facility and Revolving Credit Facility, both of which are now due October 10, 2018. In addition, the Amendment provided for increased maximum debt capacity (including outstanding term loan principal and Revolving Credit Facility commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.
As of June 14, 2014, the Company was in compliance with all covenants and performance ratios under the Credit Agreement and expects to continue to be in compliance in future periods.
The Company has outstanding a total of $375.0 million in Public Bonds that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
Interest-bearing debt at June 14, 2014 was $1,131.3 million compared to $1,150.0 million at December 28, 2013. The decrease in interest-bearing debt was the result of principal payments on the Term Loan A Facility. As of June 14, 2014, the Company had outstanding standby letters of credit under the Revolving Credit Facility totaling $3.3 million.
At June 14, 2014, the Company had cash and cash equivalents of $232.4 million, of which $199.0 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.
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
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company did not repurchase any shares in the open market in the first two quarters of fiscal 2014 or fiscal 2013 pursuant to this stock repurchase program. The Company acquired 338,019 shares for $9.4 million in the first two quarters of fiscal 2014 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.9 million for the second quarters of fiscal 2014 and fiscal 2013. The 2014 dividend is payable on August 1, 2014 to shareholders of record on July 1, 2014.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 14, 2014 and June 15, 2013, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $162.2 million and $106.9 million, with maturities ranging up to 336 days. The Company also utilizes foreign currency forward exchange contracts to manage volatility associated with euro denominated expenses in the normal course of business.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At June 14, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $0.2 million from their value at December 28, 2013. At June 15, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $4.7 million from their value at December 29, 2012. These changes resulted in cumulative foreign currency translation adjustments at June 14, 2014 and June 15, 2013 of accumulated other comprehensive income of $0.3 million and $1.2 million, respectively.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its borrowing under the Credit Agreement. As of June 14, 2014, the Company had no outstanding borrowings and outstanding letters of credit of $3.3 million under the Revolving Credit Facility. At June 14, 2014 and December 28, 2013, the Company had $755.6 million and $775.0 million, respectively, of variable rate debt outstanding under the Term Loan A Facility. As of June 14, 2014 and December 28, 2013, the Company held one interest rate swap arrangement denominated in U.S. dollars that effectively converted $430.9 million and $455.5 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 14, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below are updates to the Company’s risk factors set forth in Part I, Item 1A of the 2013 Form 10-K, which should be read in conjunction with such risk factors, as updated herein.
The Company has replaced the risk factor with the heading “Failure to maintain the security of personally identifiable and other information of the Company’s customers and employees could negatively impact its business” that was included in the 2013 Form 10-K with the following risk factor:
The Company’s and its vendors’ databases containing personal information and payment card data of the Company’s retail store and eCommerce customers, employees and other third parties, could be breached, which could subject the Company to adverse publicity, litigation, fines and expenses. If the Company is unable to comply with bank and payment card industry standards, its operations could be adversely affected.
The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and payment card industry security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s consumer direct operations.
The Company has added the following risk factor:
There is no assurance that the Company will be able to successfully implement the recently-announced realignment plan.
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations. As a part of the Plan, the Company intends to close certain retail stores over the next 18 months, consolidate certain consumer-direct support functions and implement certain other organizational changes. There can be no assurance that the Company will successfully implement the Plan within the estimated range of charges, within the estimated timeframe, or otherwise or that the Company will realize some or all of the estimated profitability improvements or other benefits from the Plan. There is also no assurance that the Company will be able to re-invest any future cost savings generated from the Plan into other initiatives or that any such investment will improve the Company’s operations.
The Company has deleted the risk factor with the heading “A U.S. federal government shutdown could adversely affect the Company’s business.” that was included in the 2013 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of fiscal 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (March 23, 2014 to April 19, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	1,447	$28.10	—
Period 2 (April 20, 2014 to May 17, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	17,356	$25.96	—
Period 3 (May 18, 2014 to June 14, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	1,565	$25.87	—
Total for Quarter ended June 14, 2014
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	20,368	$26.10	—

(1)
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200 million in common stock over a four-year period. There were no shares repurchased during the period covered by this Quarterly Report on Form 10-Q, other than repurchases pursuant to the “Employee Transactions” set forth above.

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

WOLVERINE WORLD WIDE, INC.

July 22, 2014	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

July 22, 2014	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference.

10.1	Amended and Restated Form of Performance Share Award Agreement (2012 - 2014 performance period).*

10.2	Amended and Restated Form of Performance Share Award Agreement (2013 - 2015 performance period).*

10.3	Amended and Restated Form of Performance Share Award Agreement (2014 - 2016 performance period).*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.