Form 10-Q
period 2014-09-06
WOLVERINE WORLD WIDE INC /DE/
filed 2014-10-15
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 6, 2014
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
Yes ☐    No  ☒
There were 101,566,601 shares of common stock, $1 par value, outstanding as of October 6, 2014.

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

•
strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, including the 2012 acquisition of the Performance + Lifestyle Group business of Collective Brands, Inc. (“PLG” or “the PLG acquisition”), and implementing new initiatives and ventures; and

•	the success of the Company’s consumer-direct realignment initiatives.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “2013 Form 10-K”), and any information regarding such Risk Factors included in the Company’s subsequent filings with the Securities and Exchange Commission, including Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended June 14, 2014. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 6, 2014	December 28, 2013	September 7, 2013
ASSETS
Current assets:
Cash and cash equivalents	$231.5	$214.2	$147.8
Accounts receivable, less allowances:
September 6, 2014 – $38.7
December 28, 2013 – $37.8
September 7, 2013 – $38.5	483.9	398.1	478.9
Inventories:
Finished products, net	446.7	406.0	432.9
Raw materials and work-in-process, net	19.6	22.2	29.7
Total inventories	466.3	428.2	462.6
Deferred income taxes	27.2	29.1	26.7
Prepaid expenses and other current assets	40.1	48.4	34.1
Total current assets	1,249.0	1,118.0	1,150.1
Property, plant and equipment:
Gross cost	425.8	416.1	411.2
Accumulated depreciation	(284.3)	(264.2)	(255.9)
Property, plant and equipment, net	141.5	151.9	155.3
Other assets:
Goodwill	443.9	445.3	445.8
Indefinite-lived intangibles	690.5	690.5	692.7
Amortizable intangibles, net	116.8	126.7	130.5
Deferred income taxes	3.3	3.4	0.4
Deferred financing costs, net	19.1	22.0	34.3
Other	63.6	64.4	61.1
Total other assets	1,337.2	1,352.3	1,364.8
Total assets	$2,727.7	$2,622.2	$2,670.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 6, 2014	December 28, 2013	September 7, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.3	$135.2	$182.8
Accrued salaries and wages	36.3	41.5	40.8
Other accrued liabilities	112.0	99.3	111.3
Current maturities of long-term debt	51.6	53.3	40.2
Total current liabilities	362.2	329.3	375.1
Long-term debt, less current maturities	1,045.0	1,096.7	1,101.9
Accrued pension liabilities	74.0	74.2	167.4
Deferred income taxes	253.8	253.9	236.1
Other liabilities	26.5	26.7	21.7
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 6, 2014 – 102,050,349 shares
December 28, 2013 – 100,817,972 shares
September 7, 2013 – 100,645,938 shares	102.1	100.8	100.7
Additional paid-in capital	30.2	5.0	—
Retained earnings	847.6	743.1	746.3
Accumulated other comprehensive loss	(6.3)	(9.2)	(78.4)
Cost of shares in treasury:
September 6, 2014 – 411,016 shares
December 28, 2013 – 72,514 shares
September 7, 2013 – 77,284 shares	(11.5)	(2.1)	(2.1)
Total Wolverine World Wide, Inc. stockholders’ equity	962.1	837.6	766.5
Non-controlling interest	4.1	3.8	1.5
Total stockholders’ equity	966.2	841.4	768.0
Total liabilities and stockholders’ equity	$2,727.7	$2,622.2	$2,670.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Revenue	$711.1	$716.6	$1,952.2	$1,950.3
Cost of goods sold	426.3	430.6	1,165.4	1,161.2
Restructuring costs	0.1	—	0.6	—
Gross profit	284.7	286.0	786.2	789.1
Selling, general and administrative expenses	186.8	192.3	568.1	584.3
Acquisition-related integration costs	2.3	7.4	6.4	30.5
Restructuring costs	8.0	—	11.4	—
Operating profit	87.6	86.3	200.3	174.3
Other expenses:
Interest expense, net	10.0	11.9	31.4	37.3
Other (income) expense, net	(0.3)	1.0	0.5	2.0
Total other expenses	9.7	12.9	31.9	39.3
Earnings before income taxes	77.9	73.4	168.4	135.0
Income taxes	20.0	19.0	45.7	32.7
Net earnings	57.9	54.4	122.7	102.3
Less: net earnings attributable to non-controlling interest	0.1	—	0.3	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$57.8	$54.4	$122.4	$102.1

Net earnings per share (see Note 3):
Basic	$0.58	$0.55	$1.22	$1.03
Diluted	$0.57	$0.54	$1.20	$1.02

Comprehensive income	$57.9	$58.4	$125.6	$111.4
Less: comprehensive income attributable to non-controlling interest	0.1	—	0.3	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$57.8	$58.4	$125.3	$111.2

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013
OPERATING ACTIVITIES
Net earnings	$122.7	$102.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.1	37.0
Deferred income taxes	0.3	(6.3)
Stock-based compensation expense	17.1	21.1
Excess tax benefits from stock-based compensation	(4.0)	(2.0)
Pension contribution	(2.4)	(1.4)
Pension expense	8.9	25.8
Restructuring costs	12.0	—
Other	4.2	5.2
Changes in operating assets and liabilities:
Accounts receivable	(89.9)	(128.4)
Inventories	(42.2)	1.4
Other operating assets	7.1	24.1
Accounts payable	28.1	22.4
Other operating liabilities	15.7	24.2
Net cash provided by operating activities	114.7	125.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(21.4)	(29.2)
Proceeds from sale of property, plant and equipment	—	2.8
Investment in joint venture	(0.7)	(1.6)
Other	(2.2)	(1.8)
Net cash used in investing activities	(24.3)	(29.8)
FINANCING ACTIVITIES
Payments on long-term debt	(54.1)	(107.9)
Cash dividends paid	(18.0)	(17.7)
Purchases of shares under employee stock plans	(10.1)	(0.6)
Proceeds from the exercise of stock options	4.9	7.2
Excess tax benefits from stock-based compensation	4.0	2.0
Net cash used in financing activities	(73.3)	(117.0)
Effect of foreign exchange rate changes	0.2	(2.2)
Increase (decrease) in cash and cash equivalents	17.3	(23.6)
Cash and cash equivalents at beginning of the year	214.2	171.4
Cash and cash equivalents at end of the period	$231.5	$147.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 6, 2014 and September 7, 2013
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, manufacturer and marketer of a broad range of quality casual footwear, apparel and accessories; performance outdoor and athletic footwear and apparel; children’s footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat® Footwear, Chaco®, Cushe®, Harley-Davidson® Footwear, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
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
Revenue Recognition
Revenue is recognized on the sale of products manufactured or sourced by the Company when the related goods have been shipped, legal title has passed to the customer and collectability is reasonably assured. Revenue generated from licensees and distributors involving products bearing the Company’s trademarks is recognized as earned according to stated contractual terms upon either the purchase or sale of branded products by licensees and distributors. Retail store revenue is recognized at time of sale.
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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 in the third quarter of fiscal 2014, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
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
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of the new standard on its quarterly reporting process.

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

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended		36 Weeks Ended
(In millions, except share and per share data)	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$57.8	$54.4	$122.4	$102.1
Adjustment for earnings allocated to non-vested restricted common stock	(1.1)	(1.1)	(2.3)	(2.0)
Net earnings used in calculating basic earnings per share	56.7	53.3	120.1	100.1
Adjustment for earnings reallocated from non-vested restricted common stock	—	0.1	0.1	0.1
Net earnings used in calculating diluted earnings per share	$56.7	$53.4	$120.2	$100.2
Denominator:
Weighted average shares outstanding	101,570,974	100,474,793	101,322,501	100,087,863
Adjustment for non-vested restricted common stock	(3,290,346)	(3,391,901)	(3,238,487)	(3,280,184)
Shares used in calculating basic earnings per share	98,280,628	97,082,892	98,084,014	96,807,679
Effect of dilutive stock options	1,739,295	2,121,186	1,884,606	1,852,797
Shares used in calculating diluted earnings per share	100,019,923	99,204,078	99,968,620	98,660,476
Net earnings per share:
Basic	$0.58	$0.55	$1.22	$1.03
Diluted	$0.57	$0.54	$1.20	$1.02
For the 12 and 36 weeks ended September 6, 2014, options relating to 1,498,446 and 1,053,424 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 36 weeks ended September 7, 2013, options relating to 36,849 and 687,888 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 29, 2012	$459.9	$679.8	$1,139.7
Acquisition adjustments	(11.1)	9.0	(2.1)
Foreign currency translation effects	(3.0)	3.9	0.9
Balance at September 7, 2013	$445.8	$692.7	$1,138.5

Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(1.4)	—	(1.4)
Balance at September 6, 2014	$443.9	$690.5	$1,134.4

5.	DEBT
Total debt consists of the following obligations:

(In millions)	September 6, 2014	December 28, 2013	September 7, 2013
Term Loan A, due October 10, 2018	$720.9	$775.0	$529.4
Term Loan B, due October 9, 2019	—	—	237.7
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Capital lease obligation	0.7	—	—
Total debt	$1,096.6	$1,150.0	$1,142.1
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
The Company had outstanding letters of credit under the Revolving Credit Facility of $3.3 million, $3.5 million and $3.1 million as of September 6, 2014, December 28, 2013 and September 7, 2013, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 6, 2014, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
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
The Company included in interest expense the amortization of deferred financing costs of approximately $1.0 million and $2.9 million for the 12 and 36 weeks ended September 6, 2014, respectively. The Company included in interest expense the amortization of deferred financing costs of approximately $1.5 million and $4.6 million for the 12 and 36 weeks ended September 7, 2013, respectively.
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
The change in accumulated other comprehensive income (loss) during the 12 weeks ended September 6, 2014 and September 7, 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of June 15, 2013	$1.2	$(2.0)		$—	$(81.6)		$(82.4)
Other comprehensive income (loss) before reclassifications (1)	(5.3)	1.1		3.1	—		(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(2)	—	7.1	(3)	7.9
Income tax expense (benefit)	—	(0.3)		—	(2.5)		(2.8)
Net reclassifications	—	0.5		—	4.6		5.1
Net current-period other comprehensive income (loss) (1)	(5.3)	1.6		3.1	4.6		4.0
Balance of accumulated other comprehensive income (loss) as of September 7, 2013	$(4.1)	$(0.4)		$3.1	$(77.0)		$(78.4)

Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2	$(7.3)		$(6.3)
Other comprehensive income (loss) before reclassifications (1)	(3.8)	2.7		—	—		(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(2)	—	1.7	(3)	1.5
Income tax expense (benefit)	—	0.1		—	(0.5)		(0.4)
Net reclassifications	—	(0.1)		—	1.2		1.1
Net current-period other comprehensive income (loss) (1)	(3.8)	2.6		—	1.2		—
Balance of accumulated other comprehensive income (loss) as of September 6, 2014	$(3.5)	$3.1		$0.2	$(6.1)		$(6.3)

(1)	Other comprehensive income is reported net of taxes.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the 36 weeks ended September 6, 2014 and September 7, 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)		$(87.5)
Other comprehensive income (loss) before reclassifications (1)	(10.0)	0.2		4.1	—		(5.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.7	(2)	—	21.1	(3)	22.8
Income tax expense (benefit)	—	(0.6)		—	(7.4)		(8.0)
Net reclassifications	—	1.1		—	13.7		14.8
Net current-period other comprehensive income (loss) (1)	(10.0)	1.3		4.1	13.7		9.1
Balance of accumulated other comprehensive income (loss) as of September 7, 2013	$(4.1)	$(0.4)		$3.1	$(77.0)		$(78.4)

Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(4.0)	3.5		(0.4)	—		(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(2)	—	5.2	(3)	5.8
Income tax expense (benefit)	—	(0.2)		—	(1.8)		(2.0)
Net reclassifications	—	0.4		—	3.4		3.8
Net current-period other comprehensive income (loss) (1)	(4.0)	3.9		(0.4)	3.4		2.9
Balance of accumulated other comprehensive income (loss) as of September 6, 2014	$(3.5)	$3.1		$0.2	$(6.1)		$(6.3)

(1)	Other comprehensive income is reported net of taxes.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense.

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, an interest rate swap arrangement, borrowings under the Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swap and foreign currency forward exchange contracts, which are carried at fair value. The carrying value and the fair value of the Company’s long-term debt, excluding capital leases, are as follows:

(In millions)	September 6, 2014	December 28, 2013	September 7, 2013
Carrying value	$1,095.9	$1,150.0	$1,142.1
Fair value	1,135.3	1,183.8	1,159.7

The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
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
The notional amounts of the Company’s derivative instruments are as follows:

	September 6, 2014	December 28, 2013	September 7, 2013
Foreign exchange contracts:
Notional amount (in millions)	$116.8	$129.1	$96.0
Maturities (in days)	336	364	336
Interest rate swap:
Notional amount (in millions)	$422.4	$455.5	$462.2
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 6, 2014	December 28, 2013	September 7, 2013
Financial assets:
Foreign exchange contracts asset	$4.5	$1.7	$—
Interest rate swap asset	0.4	0.9	4.7
Financial liabilities:
Foreign exchange contracts liability	0.1	2.3	0.2
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the 36 weeks ended September 6, 2014 and September 7, 2013. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive loss and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $5.9 million and $17.1 million, and related income tax benefits of $1.8 million and $5.4 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 6, 2014, respectively.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 36 weeks ended September 6, 2014 and September 7, 2013 was $6.21 and $5.22, respectively, with the following weighted average assumptions:

	36 Weeks Ended
	September 6, 2014	September 7, 2013
Expected market price volatility (1)	29.6%	33.3%
Risk-free interest rate (2)	1.2%	0.6%
Dividend yield (3)	0.9%	1.2%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 241,965 and 237,526 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. During the 12 weeks ended September 6, 2014 and September 7, 2013, the Company canceled 87,090 and 59,748 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 1,601,989 and 2,142,090 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 36 weeks ended September 6, 2014 and September 7, 2013, respectively. During the 36 weeks ended September 6, 2014 and September 7, 2013, the Company canceled 369,612 and 171,388 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

9.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Service cost pertaining to benefits earned during the period	$1.7	$2.0	$5.0	$6.2
Interest cost on projected benefit obligations	4.8	4.3	14.1	13.0
Expected return on pension assets	(5.2)	(4.8)	(15.4)	(14.5)
Net amortization loss	1.7	7.1	5.2	21.1
Net pension expense	$3.0	$8.6	$8.9	$25.8

10.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended September 6, 2014 and September 7, 2013 was 25.7% and 25.9%, respectively. For the 36 weeks ended September 6, 2014 and September 7, 2013, the Company’s effective tax rate was 27.1% and 24.2%, respectively.
The lower effective tax rate in the prior year-to-date period reflects the benefit from the deductibility of higher acquisition-related integration costs in high statutory tax rate jurisdictions and the benefit of a retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development federal tax credit has now expired and is not available for 2014.
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
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations are as follows:

(In millions)	2014	2015	2016	2017	2018	Thereafter
Minimum royalties	$0.3	$1.8	$—	$—	$—	$—
Minimum advertising	2.1	8.7	2.7	2.8	2.9	9.3
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $0.5 million for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. For the 36 weeks ended September 6, 2014 and September 7, 2013, the Company incurred royalty expense, in accordance with these agreements, of $1.7 million and $1.3 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.7 million and $0.9 million for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. For the 36 weeks ended September 6,

2014 and September 7, 2013, the Company incurred advertising expense, in accordance with these agreements, of $2.9 million and $3.0 million, respectively.

12.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined are reportable operating segments.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related integration costs, restructuring costs and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Revenue:
Lifestyle Group	$277.9	$297.9	$780.0	$827.6
Performance Group	257.1	251.5	717.1	686.8
Heritage Group	151.3	144.6	385.5	373.7
Other	24.8	22.6	69.6	62.2
Total	$711.1	$716.6	$1,952.2	$1,950.3
Operating profit (loss):
Lifestyle Group	$45.6	$56.5	$109.5	$148.1
Performance Group	59.2	55.1	153.0	134.0
Heritage Group	26.6	24.4	58.6	55.6
Other	0.3	1.9	1.5	4.3
Corporate	(44.1)	(51.6)	(122.3)	(167.7)
Total	$87.6	$86.3	$200.3	$174.3

(In millions)	September 6, 2014	December 28, 2013	September 7, 2013
Total assets:
Lifestyle Group	$1,453.8	$1,431.1	$1,448.9
Performance Group	533.0	476.4	547.9
Heritage Group	251.7	247.2	277.7
Other	122.7	56.9	63.3
Corporate	366.5	410.6	332.4
Total	$2,727.7	$2,622.2	$2,670.2
Goodwill:
Lifestyle Group	$327.8	$329.0	$329.5
Performance Group	92.7	92.8	92.9
Heritage Group	23.4	23.5	23.4
Total	$443.9	$445.3	$445.8

13.	BUSINESS ACQUISITIONS
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
For the 12 weeks ended September 6, 2014, the Company incurred $2.3 million of acquisition-related integration costs. These costs include compensation expenses ($1.1 million) and other integration costs ($1.2 million). For the 12 weeks ended September 7, 2013, the Company incurred $7.4 million of acquisition-related integration costs. These costs include compensation expense ($4.6 million), other purchased services ($2.5 million) and professional and legal fees ($0.3 million).
For the 36 weeks ended September 6, 2014, the Company incurred $6.4 million of acquisition-related integration costs. These costs include compensation expenses ($3.0 million) and other integration costs ($3.4 million). For the 36 weeks ended September 7, 2013, the Company incurred $30.5 million of acquisition-related integration costs. These costs include compensation expense ($20.3 million), other purchased services ($6.2 million), amortization related to short-lived intangible assets ($2.4 million), and professional and legal fees ($1.6 million).

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
2014 Restructuring Activities
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company intends to close up to 140 retail stores by the end of 2015, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company estimates pretax charges related to the 2014 Plan will range from $26.6 million to $32.0 million. The Company will record these charges in fiscal 2014 and fiscal 2015 as it executes specific components of the 2014 Plan. Approximately $9.6 million to $11.6 million of this estimate represents non-cash charges. Once fully implemented, the Company expects annual pretax benefits of approximately $11.0 million as a result of the 2014 Plan.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$—	$—	$—
Restructuring costs	1.0	5.0	1.4	7.4
Amounts paid	(0.3)	—	—	(0.3)
Charges against assets	—	(5.0)	(1.4)	(6.4)
Balance at September 6, 2014	$0.7	$—	$—	$0.7
As part of the 2014 Plan, property and equipment related to retail stores was measured at fair value on a nonrecurring basis using significant unobservable inputs. The following is a summary of the fair value of the assets and the impairment recognized during the 36 weeks ended September 6, 2014.

(In millions)	Fair Value	Impairment
Property and equipment	$0.6	$5.0
The property and equipment was valued using an income approach based on the discounted cash flows of the associated retail store locations (Level 3).
In addition to the amounts recorded under the 2014 Plan, the Company recorded an other-than-temporary impairment of an equity method investment, reserved certain receivables within the Company’s international operations and recorded other exit costs totaling $4.0 million during the first three quarters of fiscal 2014.
The Company recorded the costs related to the 2014 restructuring activities within its Corporate category included in the Restructuring costs line item as a component of selling, general and administrative expenses in the consolidated condensed statements of operations and comprehensive income.
2013 Restructuring Activities
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.6 million for the 36 weeks ended September 6, 2014. The Company does not expect to recognize any further significant costs for the 2013 Plan. All costs incurred have been recognized in the Company’s Corporate category and are included in the Restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2013 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.5	0.6
Amounts paid	(0.1)	(0.6)	(0.7)
Charges against assets	—	(0.2)	(0.2)
Balance at September 6, 2014	$—	$0.2	$0.2

15.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$139.3	$1,085.3	$217.8	$(731.3)	$711.1
Cost of goods sold	98.3	926.1	118.0	(716.1)	426.3
Restructuring costs	—	—	0.1	—	0.1
Gross profit	41.0	159.2	99.7	(15.2)	284.7
Selling, general and administrative expenses	40.9	98.9	62.6	(15.6)	186.8
Acquisition-related integration costs	1.2	0.6	0.5	—	2.3
Restructuring costs	0.9	5.3	1.8	—	8.0
Operating profit (loss)	(2.0)	54.4	34.8	0.4	87.6
Other expenses:
Interest expense (income), net	10.3	(0.2)	(0.1)	—	10.0
Other expense (income), net	—	(0.4)	0.1	—	(0.3)
Total other expenses (income)	10.3	(0.6)	—	—	9.7
Earnings (loss) before income taxes	(12.3)	55.0	34.8	0.4	77.9
Income tax expense (benefit)	(4.6)	20.6	4.0	—	20.0
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(7.7)	34.4	30.8	0.4	57.9
Equity in earnings of consolidated subsidiaries	65.5	55.0	28.3	(148.8)	—
Net earnings	57.8	89.4	59.1	(148.4)	57.9
Less: net earnings attributable to non-controlling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$57.8	$89.4	$59.0	$(148.4)	$57.8

Comprehensive income	$57.8	$89.2	$58.0	$(147.1)	$57.9
Less: comprehensive income attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$57.8	$89.2	$57.9	$(147.1)	$57.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$135.5	$1,005.5	$213.5	$(637.9)	$716.6
Cost of goods sold	95.0	837.0	116.8	(618.2)	430.6
Gross profit	40.5	168.5	96.7	(19.7)	286.0
Selling, general and administrative expenses	24.5	115.2	72.6	(20.0)	192.3
Acquisition-related integration costs	4.1	1.2	2.1	—	7.4
Operating profit	11.9	52.1	22.0	0.3	86.3
Other expenses:
Interest expense (income), net	11.9	(0.1)	0.1	—	11.9
Other expense (income), net	(0.9)	0.1	2.0	(0.2)	1.0
Total other expenses	11.0	—	2.1	(0.2)	12.9
Earnings before income taxes	0.9	52.1	19.9	0.5	73.4
Income tax expense (benefit)	0.3	20.3	(1.6)	—	19.0
Earnings before equity in earnings (loss) of consolidated subsidiaries	0.6	31.8	21.5	0.5	54.4
Equity in earnings (loss) of consolidated subsidiaries	53.8	166.1	(10.4)	(209.5)	—
Net earnings	54.4	197.9	11.1	(209.0)	54.4
Less: net earnings attributable to non-controlling interest	—	—	—	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$54.4	$197.9	$11.1	$(209.0)	$54.4

Comprehensive income	$58.4	$197.9	$7.2	$(205.1)	$58.4
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$58.4	$197.9	$7.2	$(205.1)	$58.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$364.0	$3,060.2	$587.9	$(2,059.9)	$1,952.2
Cost of goods sold	252.6	2,608.8	317.2	(2,013.2)	1,165.4
Restructuring costs	—	—	0.6	—	0.6
Gross profit	111.4	451.4	270.1	(46.7)	786.2
Selling, general and administrative expenses	122.5	309.1	184.0	(47.5)	568.1
Acquisition-related integration costs	4.1	1.8	0.5	—	6.4
Restructuring costs	2.4	5.3	3.7	—	11.4
Operating profit (loss)	(17.6)	135.2	81.9	0.8	200.3
Other expenses:
Interest expense (income), net	31.6	—	(0.2)	—	31.4
Other expense (income), net	(0.3)	(1.3)	2.1	—	0.5
Total other expenses (income)	31.3	(1.3)	1.9	—	31.9
Earnings (loss) before income taxes	(48.9)	136.5	80.0	0.8	168.4
Income tax expense (benefit)	(18.3)	51.2	12.8	—	45.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(30.6)	85.3	67.2	0.8	122.7
Equity in earnings of consolidated subsidiaries	153.0	103.8	64.1	(320.9)	—
Net earnings	122.4	189.1	131.3	(320.1)	122.7
Less: net earnings attributable to non-controlling interests	—	—	0.3	—	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$122.4	$189.1	$131.0	$(320.1)	$122.4

Comprehensive income	$125.3	$188.6	$131.2	$(319.5)	$125.6
Less: comprehensive income attributable to non-controlling interest	—	—	0.3	—	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$125.3	$188.6	$130.9	$(319.5)	$125.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$357.1	$2,868.2	$548.0	$(1,823.0)	$1,950.3
Cost of goods sold	253.7	2,385.3	293.9	(1,771.7)	1,161.2
Gross profit	103.4	482.9	254.1	(51.3)	789.1
Selling, general and administrative expenses	112.7	325.9	196.3	(50.6)	584.3
Acquisition-related integration costs	12.5	12.8	5.2	—	30.5
Operating profit (loss)	(21.8)	144.2	52.6	(0.7)	174.3
Other expenses:
Interest expense, net	37.3	—	—	—	37.3
Other (income) expense, net	(0.9)	0.1	2.8	—	2.0
Total other expenses	36.4	0.1	2.8	—	39.3
Earnings (loss) before income taxes	(58.2)	144.1	49.8	(0.7)	135.0
Income tax expense (benefit)	(22.7)	56.1	(0.7)	—	32.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(35.5)	88.0	50.5	(0.7)	102.3
Equity in earnings of consolidated subsidiaries	137.6	349.5	40.2	(527.3)	—
Net earnings	102.1	437.5	90.7	(528.0)	102.3
Less: net earnings attributable to non-controlling interests	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$102.1	$437.5	$90.5	$(528.0)	$102.1

Comprehensive income	$111.2	$437.5	$82.3	$(519.6)	$111.4
Less: comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$111.2	$437.5	$82.1	$(519.6)	$111.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28.5	$3.9	$199.1	$—	$231.5
Accounts receivable, net	43.6	285.8	154.5	—	483.9
Inventories:
Finished products, net	70.1	287.1	89.5	—	446.7
Raw materials and work-in-process, net	2.5	1.1	16.0	—	19.6
Total inventories	72.6	288.2	105.5	—	466.3
Deferred income taxes	15.2	12.6	(0.6)	—	27.2
Prepaid expenses and other current assets	60.3	(34.3)	14.1	—	40.1
Total current assets	220.2	556.2	472.6	—	1,249.0
Property, plant and equipment:
Gross cost	228.4	156.9	40.5	—	425.8
Accumulated depreciation	(179.6)	(77.5)	(27.2)	—	(284.3)
Property, plant and equipment, net	48.8	79.4	13.3	—	141.5
Other assets:
Goodwill	7.8	353.1	83.0	—	443.9
Indefinite-lived intangibles	4.2	674.9	11.4	—	690.5
Amortizable intangibles, net	0.4	116.3	0.1	—	116.8
Deferred income taxes	—	—	3.3	—	3.3
Deferred financing costs, net	19.1	—	—	—	19.1
Other	49.9	11.5	2.2	—	63.6
Intercompany accounts receivable	—	1,947.9	651.0	(2,598.9)	—
Investment in affiliates	3,209.9	680.8	1,249.4	(5,140.1)	—
Total other assets	3,291.3	3,784.5	2,000.4	(7,739.0)	1,337.2
Total assets	$3,560.3	$4,420.1	$2,486.3	$(7,739.0)	$2,727.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.7	$74.5	$48.1	$—	$162.3
Accrued salaries and wages	19.2	8.0	9.1	—	36.3
Other accrued liabilities	37.8	33.1	41.1	—	112.0
Current maturities of long-term debt	51.6	—	—	—	51.6
Total current liabilities	148.3	115.6	98.3	—	362.2
Long-term debt, less current maturities	1,044.3	0.7	—	—	1,045.0
Accrued pension liabilities	64.0	10.0	—	—	74.0
Deferred income taxes	(37.9)	287.5	4.2	—	253.8
Other liabilities	13.0	10.5	3.0	—	26.5
Intercompany accounts payable	1,366.5	555.3	677.1	(2,598.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	962.1	3,440.5	1,699.6	(5,140.1)	962.1
Non-controlling interest	—	—	4.1	—	4.1
Total stockholders’ equity	962.1	3,440.5	1,703.7	(5,140.1)	966.2
Total liabilities and stockholders’ equity	$3,560.3	$4,420.1	$2,486.3	$(7,739.0)	$2,727.7

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(3.4)	$13.1	$138.1	$—	$147.8
Accounts receivable, net	101.8	230.1	147.0	—	478.9
Inventories:
Finished products, net	64.7	279.3	90.3	(1.4)	432.9
Raw materials and work-in-process, net	0.8	0.6	28.3	—	29.7
Total inventories	65.5	279.9	118.6	(1.4)	462.6
Deferred income taxes	9.4	16.9	0.4	—	26.7
Prepaid expenses and other current assets	17.6	3.8	12.1	0.6	34.1
Total current assets	190.9	543.8	416.2	(0.8)	1,150.1
Property, plant and equipment:
Gross cost	220.5	136.5	54.2	—	411.2
Accumulated depreciation	(170.2)	(49.0)	(36.7)	—	(255.9)
Property, plant and equipment, net	50.3	87.5	17.5	—	155.3
Other assets:
Goodwill	7.6	354.7	83.5	—	445.8
Indefinite-lived intangibles	4.1	677.3	11.3	—	692.7
Amortizable intangibles, net	0.4	129.9	0.2	—	130.5
Deferred income taxes	0.2	—	0.2	—	0.4
Deferred financing costs, net	34.3	—	—	—	34.3
Other	45.4	9.4	4.0	2.3	61.1
Intercompany accounts receivable	—	1,209.2	132.8	(1,342.0)	—
Investment in affiliates	2,701.9	566.3	379.0	(3,647.2)	—
Total other assets	2,793.9	2,946.8	611.0	(4,986.9)	1,364.8
Total assets	$3,035.1	$3,578.1	$1,044.7	$(4,987.7)	$2,670.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44.5	$90.2	$48.1	$—	$182.8
Accrued salaries and wages	22.0	11.2	7.6	—	40.8
Other accrued liabilities	59.9	8.5	41.4	1.5	111.3
Current maturities of long-term debt	40.2	—	—	—	40.2
Total current liabilities	166.6	109.9	97.1	1.5	375.1
Long-term debt, less current maturities	1,101.9	—	—	—	1,101.9
Accrued pension liabilities	131.8	35.6	—	—	167.4
Deferred income taxes	(49.7)	284.1	1.7	—	236.1
Other liabilities	9.5	9.2	3.0	—	21.7
Intercompany accounts payable	908.5	80.9	352.6	(1,342.0)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	766.5	3,058.4	588.8	(3,647.2)	766.5
Non-controlling interest	—	—	1.5	—	1.5
Total stockholders’ equity	766.5	3,058.4	590.3	(3,647.2)	768.0
Total liabilities and stockholders’ equity	$3,035.1	$3,578.1	$1,044.7	$(4,987.7)	$2,670.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 Weeks Ended September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$89.9	$3.8	$21.0	$—	$114.7
Investing activities
Additions to property, plant and equipment	(5.5)	(14.1)	(1.8)	—	(21.4)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Other	(1.4)	(0.8)	—	—	(2.2)
Net cash used in investing activities	(6.9)	(14.9)	(2.5)	—	(24.3)
Financing activities
Payments on long-term debt	(54.1)	—	—	—	(54.1)
Cash dividends paid	(18.0)	—	—	—	(18.0)
Purchases of shares under employee stock plans	(10.1)	—	—	—	(10.1)
Proceeds from the exercise of stock options	4.9	—	—	—	4.9
Excess tax benefits from stock-based compensation	4.0	—	—	—	4.0
Net cash used in financing activities	(73.3)	—	—	—	(73.3)
Effect of foreign exchange rate changes	—	—	0.2	—	0.2
Increase (decrease) in cash and cash equivalents	9.7	(11.1)	18.7	—	17.3
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the period	$28.5	$3.9	$199.1	$—	$231.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 Weeks Ended September 7, 2013
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103.2	$(17.2)	$39.4	$—	$125.4
Investing activities
Additions to property, plant and equipment	(9.1)	(18.2)	(1.9)	—	(29.2)
Proceeds from sale of property, plant and equipment	—	—	2.8	—	2.8
Investment in joint venture	—	—	(1.6)	—	(1.6)
Other	(1.8)	—	—	—	(1.8)
Net cash used in investing activities	(10.9)	(18.2)	(0.7)	—	(29.8)
Financing activities
Payments on long-term debt	(107.9)	—	—	—	(107.9)
Cash dividends paid	(17.7)	—	—	—	(17.7)
Purchases of shares under employee stock plans	(0.6)	—	—	—	(0.6)
Proceeds from the exercise of stock options	7.2	—	—	—	7.2
Excess tax benefits from stock-based compensation	2.0	—	—	—	2.0
Net cash used in financing activities	(117.0)	—	—	—	(117.0)
Effect of foreign exchange rate changes	—	—	(2.2)	—	(2.2)
Increase (decrease) in cash and cash equivalents	(24.7)	(35.4)	36.5	—	(23.6)
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the period	$(3.4)	$13.1	$138.1	$—	$147.8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s portfolio consists of brands that are marketed in approximately 200 countries and territories. The Company believes that this diverse brand portfolio and broad geographic reach position it for continued organic growth. The Company’s brands are distributed into the marketplace via owned operations in the United States, Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, the Middle East, Africa and certain countries in continental Europe), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 6, 2014, the Company operated 463 retail stores in the United States, Canada and the United Kingdom and 63 consumer-direct websites.
2014 FINANCIAL OVERVIEW

•	Revenue for the third quarter of fiscal 2014 was in line with the Company’s expectations, at $711.1 million, a decrease of 0.8% compared to the third quarter of fiscal 2013.

•	Gross margin for the third quarter of fiscal 2014 was 40.0%, an increase of 10 basis points from the third quarter of fiscal 2013.

•	Operating expenses as a percentage of revenue decreased to 27.7% for the third quarter of fiscal 2014 compared to 27.9% for the third quarter of fiscal 2013.

•	The effective tax rate in the third quarter of fiscal 2014 was 25.7% compared to 25.9% in the third quarter of fiscal 2013.

•	Diluted earnings per share for the third quarter of fiscal 2014 were $0.57 compared to $0.54 per share for the third quarter of fiscal 2013.

•	The Company declared cash dividends of $0.06 per share in both the third quarter of fiscal 2014 and the third quarter of fiscal 2013.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended			36 Weeks Ended
(In millions, except per share data)	September 6, 2014	September 7, 2013	Percent Change	September 6, 2014	September 7, 2013	Percent Change
Revenue	$711.1	$716.6	(0.8)%	$1,952.2	$1,950.3	0.1%
Cost of goods sold	426.3	430.6	(1.0)	1,165.4	1,161.2	0.4
Restructuring costs	0.1	—	—	0.6	—	—
Gross profit	284.7	286.0	(0.5)	786.2	789.1	(0.4)
Selling, general and administrative expenses	186.8	192.3	(2.9)	568.1	584.3	(2.8)
Acquisition-related integration costs	2.3	7.4	(68.9)	6.4	30.5	(79.0)
Restructuring costs	8.0	—	—	11.4	—	—
Operating profit	87.6	86.3	1.5	200.3	174.3	14.9
Interest expense, net	10.0	11.9	(16.0)	31.4	37.3	(15.8)
Other (income) expense, net	(0.3)	1.0	(130.0)	0.5	2.0	(75.0)
Earnings before income taxes	77.9	73.4	6.1	168.4	135.0	24.7
Income taxes	20.0	19.0	5.3	45.7	32.7	39.8
Net earnings	57.9	54.4	6.4	122.7	102.3	19.9
Less: net earnings attributable to non-controlling interest	0.1	—	—	0.3	0.2	50.0
Net earnings attributable to Wolverine World Wide, Inc.	$57.8	$54.4	6.3%	$122.4	$102.1	19.9%

Diluted earnings per share	$0.57	$0.54	5.6%	$1.20	$1.02	17.6%
REVENUE
Revenue was $711.1 million for the third quarter of fiscal 2014, a decrease of 0.8% from the third quarter of fiscal 2013. Revenue for the first three quarters of fiscal 2014 was $1,952.2 million, an increase of 0.1% over the first three quarters of fiscal 2013. Changes in foreign exchange rates had a minimal impact on reported revenue for the third quarter of fiscal 2014 and the first three quarters of fiscal 2014 compared to the prior year periods.
GROSS MARGIN
Gross margin was 40.0% for the third quarter of fiscal 2014 compared to 39.9% in the third quarter of fiscal 2013. The higher gross margin was a result of higher selling prices net of higher product costs.
Gross margin was 40.3% for the first three quarters of fiscal 2014 compared to 40.5% in the first three quarters of fiscal 2013.  The lower gross margin was a result of higher selling prices net of higher product costs of 30 basis points, which were more than offset by increased promotional activity of 30 basis points and unfavorable foreign exchange forward contracts of 20 basis points.
OPERATING EXPENSES
Operating expenses decreased $2.6 million, from $199.7 million in the third quarter of fiscal 2013 to $197.1 million in the third quarter of fiscal 2014. The decrease was driven by $5.1 million of lower acquisition-related integration costs associated with the acquisition of PLG, $5.6 million of lower pension expense and $2.1 million of lower incentive compensation expense, which were partially offset by $8.0 million of restructuring costs recorded during the third quarter of fiscal 2014.
Operating expenses decreased $28.9 million, from $614.8 million in the first three quarters of fiscal 2013 to $585.9 million in the first three quarters of fiscal 2014. The decrease was driven by $24.1 million of lower acquisition-related integration costs associated with the acquisition of PLG, $16.9 million of lower pension expense and $7.0 million of lower incentive compensation expense, which were partially offset by $11.4 million of restructuring costs recorded during the first three quarters of fiscal 2014.

INTEREST, OTHER AND TAXES
Net interest expense was $10.0 million in the third quarter of fiscal 2014 compared to $11.9 million in the third quarter of fiscal 2013. Net interest expense was $31.4 million for the first three quarters of fiscal 2014 compared to $37.3 million in the first three quarters of fiscal 2013. The decreases in both periods reflect the benefits of the amendment to the Credit Agreement executed in the fourth quarter of fiscal 2013 and lower average principal balances.
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in other foreign jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s after-tax results of operations,financial position and cash flows.
The Company’s effective tax rate was 25.7% in the third quarter of fiscal 2014, compared to 25.9% in the third quarter of fiscal 2013. The Company’s effective tax rate was 27.1% in the first three quarters of fiscal 2014, compared to 24.2% in the first three quarters of fiscal 2013.
The lower effective tax rate in the prior year-to-date period reflects the benefit from the deductibility of higher acquisition-related integration costs in high statutory tax rate jurisdictions and the benefit of a retroactive reinstatement of the research and development federal tax credit for 2012 and extension of the credit through 2013. The research and development federal tax credit has now expired and is not available for 2014.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration costs, restructuring costs and impairment costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013	Change	Percent Change	September 6, 2014	September 7, 2013	Change	Percent Change
Revenue:
Lifestyle Group	$277.9	$297.9	$(20.0)	(6.7)%	$780.0	$827.6	$(47.6)	(5.8)%
Performance Group	257.1	251.5	5.6	2.2	717.1	686.8	30.3	4.4
Heritage Group	151.3	144.6	6.7	4.6	385.5	373.7	11.8	3.2
Other	24.8	22.6	2.2	9.7	69.6	62.2	7.4	11.9
Total	$711.1	$716.6	$(5.5)	(0.8)%	$1,952.2	$1,950.3	$1.9	0.1%

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013	Change	Percent Change	September 6, 2014	September 7, 2013	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$45.6	$56.5	$(10.9)	(19.3)%	$109.5	$148.1	$(38.6)	(26.1)%
Performance Group	59.2	55.1	4.1	7.4	153.0	134.0	19.0	14.2
Heritage Group	26.6	24.4	2.2	9.0	58.6	55.6	3.0	5.4
Other	0.3	1.9	(1.6)	(84.2)	1.5	4.3	(2.8)	(65.1)
Corporate	(44.1)	(51.6)	7.5	14.5	(122.3)	(167.7)	45.4	27.1
Total	$87.6	$86.3	$1.3	1.5%	$200.3	$174.3	$26.0	14.9%
Further information regarding the reportable operating segments can be found in Note 12 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $20.0 million, or 6.7%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The decrease was driven by Sperry Top-Sider® and Stride Rite®, with revenue declines in the low teens and mid single digits, respectively. The Sperry Top-Sider® revenue decrease was impacted by declines in the domestic boat shoe category and a distribution channel realignment in the family channel, partially offset by sales from new retail stores. The Stride Rite® revenue decrease resulted from lower store traffic in its retail stores. These decreases were partially offset by low teens growth from Keds® due to higher volumes of its core Lifestyle products, driven by continued marketing investment to support the brand.
The Lifestyle Group’s revenue decreased $47.6 million, or 5.8%, in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. The decrease was driven by revenue declines in the high single digits for Sperry Top-Sider® and a mid single digit decline for Stride Rite® and Hush Puppies®. The Sperry Top-Sider® decline was impacted by decreases in the domestic boat shoe category and a distribution channel realignment in the family channel, partially offset by sales from new retail stores, while the Stride Rite® decline was impacted by negative weather trends and lower store traffic. The Hush Puppies® decline was due to decreases in the U.S. department store channel. These declines were partially offset by growth in the high teens for Keds® due to higher volumes, driven by continued marketing investment to support the brand.
The Lifestyle Group’s operating profit decreased $10.9 million, or 19.3%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The operating profit decrease was due primarily to the revenue declines and lower gross margins for Sperry Top-Sider® and Stride Rite® driven by negative product mix and higher promotional activity. Partially offsetting these declines was a higher operating profit for Keds® due to higher revenues and a higher gross margin for Hush Puppies as a result of higher selling prices.
For the first three quarters of fiscal 2014, the Lifestyle Group’s operating profit decreased $38.6 million, or 26.1%, compared to the first three quarters of fiscal 2013. The operating profit decrease was due primarily to the revenue declines and gross margin decreases for Sperry Top-Sider® and Stride Rite®. The gross margin decline for Sperry Top-Sider® was driven by negative product mix and higher promotional activity. The gross margin decline for Stride Rite® was driven by higher promotional activity in its consumer-direct channel. These operating profit declines were partially offset by higher operating profit for Keds® driven by higher revenue.
Performance Group
The Performance Group’s revenue increased $5.6 million, or 2.2%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The increase was driven by mid single digit growth from Saucony®, low single digit growth from Merrell® and high single digit growth from Chaco®. The Performance Group’s revenue increased $30.3 million, or 4.4%, in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. The year to date increase was driven by high single digit growth from Saucony®, low single digit growth from Merrell® and low twenties growth from Chaco®. In both reporting periods, Saucony® benefited from growth in its franchise products and the lifestyle-oriented Originals product, Chaco® experienced increased demand for its sandals product and Merrell® benefited from growth in its Performance Outdoor product category.
The Performance Group’s operating profit increased $4.1 million, or 7.4%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The improvement was driven by increased revenue from Merrell®, Saucony® and Chaco®, and from gross margin expansion from Merrell® (driven by higher selling prices) and Chaco® (due to a reduction in low margin close-out sales).

The Performance Group’s operating profit increased $19.0 million, or 14.2%, in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. The improvement was driven by increased revenue for Merrell®, Saucony® and Chaco®, and by gross margin expansion from Merrell® (due to higher selling prices) and Chaco® (due to a reduction in low margin close-out sales).
Heritage Group
The Heritage Group’s revenue increased $6.7 million, or 4.6% in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The increase was driven by growth from Cat® footwear at a rate in the low twenties, which was partially offset by declines from Sebago® and Bates®. The Heritage Group’s operating profit increased $2.2 million during the same period, driven by the revenue increase.
The Heritage Group’s revenue increased $11.8 million, or 3.2% for the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. The increase was driven by growth from Cat® footwear in the high teens, which was partially offset by declines from Sebago® and Bates®. During the same period, the Heritage Group’s operating profit increased $3.0 million, due primarily to the higher revenues partially offset by a low single digit increase in selling, general and administrative expenses.
Corporate
Corporate expenses were $44.1 million in the third quarter of fiscal 2014 compared to $51.6 million in the third quarter of fiscal 2013. The $7.5 million decrease was driven by a $5.1 million decrease in acquisition-related integration costs associated with the acquisition of PLG, $5.6 million lower pension expense and $2.1 million lower incentive compensation expense. These improvements were partially offset by $8.1 million of restructuring costs recorded during the third quarter of fiscal 2014.
Corporate expenses were $122.3 million for the first three quarters of fiscal 2014 compared to $167.7 million for the first three quarters of fiscal 2013. The $45.4 million decrease was driven by a $24.1 million decrease in acquisition-related integration costs associated with the acquisition of PLG, $16.9 million lower pension expense and $7.0 million lower incentive compensation expense. These improvements were partially offset by $12.0 million of restructuring costs recorded during the first three quarters of fiscal 2014.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 6, 2014	December 28, 2013	September 7, 2013
Cash and cash equivalents	$231.5	$214.2	$147.8
Debt	1,096.6	1,150.0	1,142.1
Available revolving credit facility (1)	196.7	196.5	196.9

(1)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	36 Weeks Ended
(In millions)	September 6, 2014	September 7, 2013
Net cash provided by operating activities	$114.7	$125.4
Net cash used in investing activities	(24.3)	(29.8)
Net cash used in financing activities	(73.3)	(117.0)
Additions to property, plant and equipment	21.4	29.2
Depreciation and amortization	37.1	37.0
Liquidity
Cash and cash equivalents of $231.5 million as of September 6, 2014 were $83.7 million higher compared to September 7, 2013. In addition, the Company had $196.7 million of borrowing capacity available under the Revolving Credit Facility as of September 6, 2014.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Through the first three quarters of fiscal 2014, an increase in net working capital represented a use of cash of $81.2 million. Working capital balances were negatively impacted by an increase in accounts receivable of $89.9 million and an increase in inventories of $42.2 million. This was partially offset by an increase in accounts payable of $28.1 million, an increase in other operating liabilities of $15.7 million and a decrease in other operating assets of $7.1 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Through the first three quarters of fiscal 2013, an increase in net working capital represented a use of cash of $56.3 million. Working capital balances were negatively impacted by an increase in accounts receivable of $128.4 million. This was partially offset by increases in accounts payable and other operating liabilities and a decrease in other operating assets of $22.4 million, $24.2 million and $24.1 million, respectively.
Investing Activities
The Company made capital expenditures of $21.4 million in the first three quarters of fiscal 2014 compared to $29.2 million in the first three quarters of fiscal 2013. The majority of the capital expenditures during the first three quarters of fiscal 2014 were for information system enhancements, building improvements and new retail store openings.
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
As of September 6, 2014, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has outstanding a total of $375.0 million in Public Bonds that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company’s debt at September 6, 2014 totaled $1,096.6 million compared to $1,150.0 million at December 28, 2013. The decrease was the result of principal payments on the Term Loan A Facility. As of September 6, 2014, the Company had outstanding standby letters of credit under the Revolving Credit Facility totaling $3.3 million.
At September 6, 2014, the Company had cash and cash equivalents of $231.5 million, of which $199.0 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in foreign locations.
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
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company did not repurchase any shares in the open market in the first three quarters of fiscal 2014 or fiscal 2013 pursuant to this stock repurchase program. The Company acquired 364,620 shares for $10.1 million in the first three quarters of fiscal 2014 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $6.0 million, for each of the third quarters of fiscal 2014 and fiscal 2013. The 2014 dividend is payable on November 3, 2014 to shareholders of record on October 1, 2014.
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
The Company conducts wholesale operations outside of the United States in the United Kingdom, continental Europe and Canada where the functional currencies are primarily the British pound, euro and Canadian dollar, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 6, 2014 and September 7, 2013, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $116.8 million and $96.0 million, respectively, with maturities ranging up to 336 days. The Company also utilizes foreign currency forward exchange contracts to manage volatility associated with euro denominated expenses in the normal course of business.
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
Assets and liabilities outside the United States are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At September 6, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $4.0 million from their value at December 28, 2013. At September 7, 2013, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $10.0 million from their value at December 29, 2012. These changes resulted in cumulative foreign currency translation adjustments at September 6, 2014 and September 7, 2013 of $3.5 million and $4.1 million, respectively, which were recorded in Accumulated other comprehensive loss in the consolidated condensed balance sheets.
Because the Company markets, sells and licenses its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products.
The Company is exposed to changes in interest rates primarily as a result of its borrowing under the Credit Agreement. As of September 6, 2014, the Company had no outstanding borrowings and outstanding letters of credit of $3.3 million under the Revolving Credit Facility. At September 6, 2014 and December 28, 2013, the Company had $720.9 million and $775.0 million, respectively, of variable rate debt outstanding under the Term Loan A Facility. As of September 6, 2014 and December 28, 2013, the Company held one interest rate swap arrangement denominated in U.S. dollars that effectively converted $422.4 million and $455.5 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 6, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 28, 2013, other than the updates included in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 14, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of fiscal 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (June 15, 2014 to July 12, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	25,204	$26.35	—
Period 2 (July 13, 2014 to August 9, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	22,712	$24.40	—
Period 3 (August 10, 2014 to September 6, 2014)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	188	$26.27	—
Total for Quarter ended September 6, 2014
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	48,104	$25.43	—

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

WOLVERINE WORLD WIDE, INC.

October 15, 2014	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

October 15, 2014	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013. Here incorporated by reference.

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of August 25, 2014, among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

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