Form 10-K
period 2015-01-03
WOLVERINE WORLD WIDE INC /DE/
filed 2015-03-03
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                                                                        Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 13, 2014, the last business day of the registrant’s most recently completed second fiscal quarter: $2,584,414,447. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 27, 2015: 103,075,593.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 22, 2015 are incorporated by reference into Part III of this report.

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

•
strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures; and

•	the success of the Company’s consumer-direct realignment initiatives.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, children’s footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 200 countries and territories through Company-owned wholesale and consumer-direct operations and through third-party licensees and distributors.
In October 2012, the Company acquired the Performance + Lifestyle business of Collective Brands, Inc. ("PLG" or the "PLG Acquisition"), which included the acquisition of the Sperry Top-Sider®, Saucony®, Stride Rite® and Keds® brands. The PLG acquisition nearly doubled the size of the Company. Today, the Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Keds® apparel; Saucony® apparel; Sperry Top-Sider® apparel; and Stride Rite® apparel. Cat® is a registered trademark of Caterpillar, Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The Company believes that its primary competitive advantages are its well-recognized brand names, patented proprietary designs, diverse product offerings and comfort technologies, wide range of distribution channels and diversified manufacturing and sourcing base. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company’s brands are sold at various price points targeting a wide range of consumers of casual, work, outdoor and athletic footwear and apparel.
The Company's portfolio of brands is organized into the following three operating segments, which the Company has determined are reportable operating segments:

•	Lifestyle Group, consisting of Sperry Top-Sider® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, and Cushe® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® safety footwear.
The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue of the operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; royalty income from the licensing of the Company’s trademarks; revenue from distribution arrangements with third-party distributors; and revenue from the Company’s mono-branded consumer-direct businesses, including revenue from eCommerce websites.
The Company also reports "Other" and "Corporate" categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations, and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related transaction and integration costs and restructuring costs. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions.
The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution, logistics and customer support. The Company directly sells its products in the United States ("U.S."), Canada and certain countries in Europe to a wide range of customers, including department stores, national chains, catalog retailers, specialty retailers, mass merchants and internet retailers, and to governments and municipalities.
For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are included in Item 8 of this Annual Report on Form 10-K. Financial information regarding the Company’s reportable segments and other operating categories and financial information by geographic area is found in Note 15 to the consolidated financial statements of the Company which are included in Item 8 of this Annual Report on Form 10-K.

The Company's operating segments and related brands are described in more detail below.

1.	Lifestyle Group
Sperry Top-Sider®: Sperry Top-Sider® is a leading global nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers. The brand has been an American favorite since 1935 with the introduction of the industry’s first boat shoe. Today, Sperry Top-Sider® remains the leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. Sperry Top-Sider® has evolved into a well-balanced, multi-category (footwear, apparel and accessories) and year-round lifestyle brand for men and women. Sperry Top-Sider® also offers sport-specific and athlete-tested performance footwear solutions for sailors, boaters, anglers and multi-water sports enthusiasts. The Advance Water Technologies™ product collection featuring ASV™ (Anti-Shock and Vibration), Grip X3 Technology® and SON-R Technology® has allowed Sperry Top-Sider® to reinforce its position as an innovation leader in these categories. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through Company-owned specialty retail stores and website.
Stride Rite®: With a history dating back to 1919, Stride Rite® is an industry leader in children's footwear. Stride Rite® is focused on delivering the best possible footwear across a range of categories for children under nine years of age. All Stride Rite® products benefit from nearly a century of in-depth knowledge and understanding of how children walk and grow. Every new material and component is rigorously tested to ensure safety, proper fit and durability for children. Stride Rite® sells product under its own namesake brand, as well as children's footwear offerings from Saucony®, Sperry Top-Sider®, Keds®, Merrell® and select other footwear brands, through a network of Company-owned mall-based specialty retail stores and a consumer-direct website. Stride Rite® also distributes children's footwear through better department stores, independent retailers, sporting goods chains, mall specialty retailers, internet retailers and national family footwear stores.
Hush Puppies®: In 1958, Hush Puppies® introduced the world to shoes with casual style and an easygoing attitude made to relax in. The desire to create customers' "favorite pair of shoes" remains the measurement of success for Hush Puppies®. Inspired by its beloved basset hound icon, Hush Puppies® is easygoing and fun. Built-in comfort and fit features and proprietary technologies have made Hush Puppies® a brand well known for comfort. In addition to a wholesale and licensed footwear business, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world.
Keds®: Keds® is an authentic casual lifestyle brand with a foundation in canvas footwear. This iconic American brand was founded in 1916 with the introduction of the Champion® sneaker. The simple and chic design ignited a style revolution, from fashion icons to the girl next door. Today, Keds® is fueled by a passion for imagination, inspiring a new generation of girls to stay authentic, optimistic and brave. The brand targets teen girl consumers through an extensive collection of Champion® originals, as well as a wide assortment of fashion sneakers and slip-ons. The brand’s product architecture consists of both core offerings and seasonal iterations featuring updated prints, patterns, materials and constructions.
Soft Style®: Soft Style® is a women’s dress and casual footwear brand, with a combination of all-day comfort, trend-right details, feminine style and great value.

2.	Performance Group
Merrell®: Merrell® footwear is designed to inspire and encourage participation in the outdoors. Known for quality, durability and comfort, Merrell® uses a variety of proprietary designs and technologies to create footwear with distinctive styling, performance and comfort features for use on the trail or in town. Merrell® footwear products offer a wide range of styles, from technical hiking and trail-inspired footwear to versatile lifestyle products for more casual outdoor adventures for men and women. Merrell® footwear products are sold primarily through outdoor specialty retailers, sporting goods chains, department stores, internet retailers and catalog retailers. Merrell® apparel extends the Merrell® commitment to an active outdoor lifestyle with a versatile line of apparel built for the summit or the street. Merrell® apparel features stylized lifestyle silhouettes built with the technical, high performance, weather fighting materials that consumers expect from a premium outdoor brand. Merrell® also markets accessories for men and women, including packs, bags and luggage.
Saucony®: Saucony® is a leading performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the biomechanical needs of runners while maximizing comfort and protection, bringing to market innovations such as: PowerGrid™ and PWRGRID+™ midsole technologies; Sauc-Fit®, ComfortLite

Sock Liner™, HydraMAX™ and ISO-Fit™ upper technologies; and iBR+™ and XT-900™ outsole material innovations. Saucony® offers five categories of footwear products – technical, natural motion, race, trail and lifestyle "Originals". Saucony® also offers the Total Run System™, a complete line of performance running apparel. Through the Find Your Strong™ brand platform, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers.
Chaco®: The Chaco® footwear line focuses primarily on performance sandals and closed-toe products for the outdoor enthusiast, including the Chaco® proprietary LUVSEAT™ footbed for premium comfort. The brand’s products are distributed primarily through leading outdoor and footwear specialty retailers.
Cushe®: Cushe® is a lifestyle brand focusing on relaxed, design-led footwear with a Cushe® Mellow comfort story for active men and women. The Cushe® footwear business targets younger adult consumers with products ranging from sport casual to hanging sandals sold through better-grade retailers.

3.	Heritage Group
Wolverine®: The Wolverine® brand offers high-quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in three categories: (i) work and industrial; (ii) outdoor sport; and (iii) rugged casual. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of footwear with a focus on comfort. The Wolverine® work product line targets industrial workers and focuses on work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged casual and outdoor sport product lines incorporate DuraShocks®, Wolverine iCS® and other technologies and comfort features into products designed for casual and outdoor sport use. The brand's rugged casual line targets consumers that have active lifestyles. The outdoor sport line is designed to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The brand also markets a line of work and rugged casual Wolverine® brand apparel, and licenses its Wolverine® brand for use on eyewear, gloves and socks.
Cat® Footwear: Cat® footwear comes from a world of industry and action. The Company is the exclusive global footwear licensee of Caterpillar, Inc., and for over two decades, Cat® footwear has been designing and engineering quality footwear that lives up to the hard-working reputation of the Caterpillar® brand. Cat® footwear originally created a small collection of rugged work boots designed to provide workers with comfort and durability that met the challenges of the worksite. Today, Cat® footwear offers a wide range of footwear, including work boots, casual shoes and women’s fashion product - sold through a global distribution network. Cat®, Caterpillar®, Build For It®, "Caterpillar Yellow" and "Power Edge" are registered trademarks of Caterpillar, Inc.
Bates® Uniform Footwear: The Bates® brand is a leader in supplying footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, Bates iCS®, Bates Endurance Performance System and other proprietary comfort technologies in the design of its footwear. Bates® supplies military footwear to the U.S. Department of Defense and the military branches of several foreign countries. Civilian uniform users include police officers, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers and catalog retailers.
Sebago®: Established in 1946, Sebago® shares its New England heritage and tradition with those who inspire to make the journey with them. Sebago® creates timeless, handcrafted dress and casual products from quality materials, all with a sense of purpose and style. The original, handsewn Classic penny loafer and Docksides® boat shoe remain unchanged since first crafted by Sebago® decades ago. While embracing its heritage, Sebago® has a true passion for taking the best of the past and evolving with today's consumer in mind. Along with authentic classics, the brand also offers new, modern footwear silhouettes and apparel and accessories.
Harley-Davidson® Footwear: Pursuant to a license arrangement with the Harley-Davidson Motor Company, Inc., the Company has footwear marketing and distribution rights for Harley-Davidson® branded footwear. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and children. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships and other retail outlets. Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
HyTest® Safety Footwear: The HyTest® product line consists of high-quality work boots and shoes that incorporate various specialty safety features designed to protect against hazards of the workplace, including steel toe, composite toe, metatarsal guards, electrical hazard protection, static dissipating and conductive footwear. HyTest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.
Other Businesses
In addition to its reportable segments, the Company also operates a multi-brand consumer-direct business and a performance leather business.
Multi-brand Consumer-Direct - The multi-brand consumer-direct division includes brick and mortar and eCommerce operations that sell and distribute footwear and apparel from the Company's brand portfolio and other brands.
Wolverine Leathers Division - The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and also sold to external footwear brands.
Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials that foster a consistent message for each of the Company’s core brands across the globe. Each operating segment has dedicated marketing personnel who develop the marketing strategies for specific brands. Marketing campaigns and strategies vary by brand, but are generally designed to target consumers in order to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle attributes of the Company’s brands and products. Components of brand-specific marketing plans vary and may include print and radio advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials and sales and technical assistance.
In addition to the Company’s internal marketing efforts, each brand provides its third-party licensees and distributors with creative direction, brand images and other materials to convey globally consistent brand messaging, including (i) direction on the categories of footwear and apparel to be promoted; (ii) photography and layouts; (iii) broadcast advertising, including commercials and film footage; (iv) point-of-purchase specifications, blueprints and packaging; (v) sales materials; and (vi) consulting services regarding retail store layout and design. The Company believes its brand names represent a competitive advantage, and the Company, along with its licensees and distributors, make significant marketing investments to promote and enhance the market position of its products and drive brand awareness.
Domestic Sales and Distribution
The Company uses a variety of means to support sales to a variety of domestic distribution channels:

•	The Company uses a dedicated sales force and customer service team, third party sales representatives and point-of-purchase materials to support domestic sales.

•
The Company maintains core in-stock inventories to service department stores, national chains, specialty retailers, catalog retailers, independent retailers, uniform outlets and its own consumer-direct business.

•
The Company uses volume direct programs to ship products directly to the retail customer without going through a Company distribution center and provide products at competitive prices to service major retail, catalog, mass merchant and government customers.

•	The Company uses a network of independent Shoemobile® distribution outlets to distribute certain of the Company’s work and occupational footwear brands at industrial facilities.

•	The Company solicits all branches of the U.S. military and submits bids for contracts to supply specific footwear products.
In addition to its wholesale activities, the Company also operates a mono- and multi-brand consumer-direct distribution channel, as described above.
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2014.
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fiscal fourth quarter versus the 12 weeks included in each of the first three fiscal quarters). The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal free cash flow and, as needed, the Revolving Credit Facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in certain countries in South America. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company has formed joint ventures to market and distribute footwear and apparel in Colombia. The Company believes that joint ventures will provide it with a meaningful ownership stake and near-term brand impact in this fast-growing market than its traditional licensee and distributor arrangements.
The Company continues to develop its international network of third-party licensees and distributors to market its branded products. The Company assists its licensees in designing products that are appropriate to each foreign market, yet consistent with global brand positioning. Pursuant to license or distribution agreements, third-party licensees and distributors either purchase goods directly from the Company and authorized third-party manufacturers or manufacture branded products themselves, consistent with Company standards. Distributors and licensees are responsible for independently marketing and distributing the Company’s branded products in their respective territories, with product and marketing support from the Company.
Manufacturing and Sourcing
The Company directly controls the majority of the units of footwear and apparel manufactured or sourced under the Company’s brand names. The Company’s licensees directly control the balance. A substantial majority of the units sourced or manufactured by the Company are procured from third parties, with the remainder of the manufacturing produced at a Company-owned facility. The Company sources a majority of its footwear from numerous third-party manufacturers in the Asia Pacific region. The Company maintains offices in the Asia Pacific region to develop and facilitate sourcing strategies. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners and Sources,” a policy that requires the Company’s domestic and foreign manufacturers, licensees and distributors to use ethical business standards, comply with all applicable health and safety laws and regulations, commit to use environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions and not use child or prison labor. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities; (ii) source high quality raw materials from around the world; and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing. Footwear manufactured by the Company is produced at a Company-operated facility located in Michigan.
The Company’s principal raw material is quality leather, which it purchases from a select group of domestic and foreign suppliers. The widespread availability of common upper materials and specialty leathers eliminates reliance by the Company on a single supplier.
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
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Cushe®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form®, Sperry Top-Sider®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license extends for more than five years and the Harley-Davidson® license has a term through June 30, 2016. Both licenses are subject to early termination for breach.
The Company believes that consumers identify its products by the Company’s trademarks and that its trademarks are valuable assets. The Company has a policy of registering its primary trademarks and vigorously defending its trademarks against infringement or other threats whenever practicable. The Company also holds many design and utility patents, copyrights and various other proprietary rights. The Company protects its proprietary rights under applicable laws.
Order Backlog
At February 14, 2015, the Company had an order backlog of approximately $1,170 million compared to an order backlog of approximately $1,005 million at February 8, 2014. The majority of the backlog relates to orders for products expected to ship in fiscal 2015. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
Competition
The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international footwear marketers, some of whom are larger and have greater resources than the Company. The Company has a significant number of major competitors for its brands of footwear and apparel. Product performance and quality, including technological improvements, product identity, competitive pricing and ability to control costs and the ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the overall footwear and apparel industries. The non-athletic footwear and apparel markets are highly fragmented and no one company has a dominant market position.
Research and Development
In addition to normal and recurring product development, design and styling activities, the Company engages in research and development activities related to the development of new production techniques and to the improvement of the function, performance, reliability and quality of its branded footwear and other products. For example, the Company’s continuing relationship with the Biomechanics Evaluation Laboratory at Michigan State University has helped validate and refine specific biomechanical design concepts, such as Bounce®, DuraShocks® and Hidden Tracks® comfort technologies that have been incorporated into the Company’s footwear. The Company also utilizes the research and testing capabilities of the Saucony® human performance and innovation lab, with a particular focus on quantifying the interaction between footwear and runners’ strides. While the Company expects to continue to be a leading developer of footwear innovations, research and development costs do not represent a material portion of operating expenses.
Environmental Matters
Compliance with domestic and foreign and domestic federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with foreign and domestic federal, state and local agencies from time to time to resolve cleanup issues at various sites and other regulatory issues.
Employees
As of January 3, 2015, the Company had approximately 6,600 domestic and foreign production, office and sales employees. Approximately 56 employees were covered by a single union contract that expires on December 31, 2017. The Company presently considers its employee relations to be good.
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
The Company’s operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licenses operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. A decline in consumer confidence could adversely affect demand for the Company’s products. Changes and the growth or decline of global footwear, apparel or consumer-direct markets could negatively affect consumer spending. A decline in demand for the Company’s products could reduce its revenues or profit margins.
General economic conditions and other factors, such as those listed above, may increase the Company’s cost of sales and decrease the Company’s profitability. The Company’s profitability is also dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle and pigskin hides, used to make and transport its products, as well as the prices of labor, insurance and health care, all of which may be affected by general economic conditions.
The Company operates in competitive industries and markets.
The Company competes with a large number of manufacturers, marketers, wholesalers, or retailers of footwear or apparel, and consumer-direct companies. Some of these competitors are larger and have greater resources than the Company. Important elements of such competition are product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes. Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company's efforts to maintain and improve its competitive position by monitoring and responding to changes in consumer preferences, increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products may not be successful. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer preferences and spending, its results of operations and financial position may be adversely affected.
Many of the Company’s competitors have larger customer and consumer bases, are able to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s results of operations and financial position could be adversely affected if it fails to compete successfully in the footwear, apparel and retail markets.
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
The Company’s ability to manage its inventories effectively is an important factor in its operations. Inventory shortages can impede the Company’s ability to meet demand, adversely affect the timing of shipments to customers, and, consequently, diminish brand loyalty and decrease sales. Conversely, excess inventory can result in lower gross margins if the Company lowers prices in order to liquidate it. In addition, inventory may become obsolete as a result of changes in consumer preferences over time. The Company’s business, results of operations and financial position could be adversely affected if it is unable to effectively manage its inventory.
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
Foreign currency fluctuations affect the Company’s revenue and profitability. Changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare its operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors or its licensees. The Company’s hedging strategy is not designed to reduce all risks, as no hedging strategy can completely insulate the Company from foreign exchange risk. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A: "Quantitative and Qualitative Disclosures About Market Risk".
Significant capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly the Asia Pacific region. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reductions in the availability of production capacity, failures to meet production deadlines, failure to make products that meet applicable quality standards, or increases in manufacturing costs. The Company’s future results depend partly on its ability to maintain its relationships with third-party suppliers.
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
The cost of raw materials, labor and services could adversely affect the Company’s results of operations.
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
The Company’s business depends on its ability to source and distribute products in a timely manner. Labor disputes at or that affect independent factories where the Company’s goods are produced, shipping ports, including the current labor dispute at west coast U.S. ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions. Any such disruption may have a material adverse effect on the Company’s business by potentially resulting in cancelled orders by customers and unanticipated inventory accumulation, and may negatively impact the Company’s results of operations and financial position.
A significant reduction in wholesale customer purchases of the Company’s products or failure of customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success is directly related to its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
Retail consolidation could lead to fewer customers, customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry its products. In addition, changes in the channels of distribution, such as the continued growth of internet commerce and related competitive pressures, and the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.
The Company has been awarded a number of U.S. Department of Defense contracts that include future purchase options for Bates® footwear. The U.S. Department of Defense is not obligated to exercise these future purchase options for Bates® footwear or to solicit future footwear awards at levels consistent with historical awards or in a manner in which the Company, as a large business contractor under Small Business Administration rules, is eligible to bid. Failure by the U.S. Department of Defense to exercise purchase options or the Company’s failure to secure future U.S. Department of Defense contracts could have an adverse effect on the Company’s results of operations and financial position.
The Company’s consumer-direct operations have required, and will continue to require, a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s consumer-direct locations have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company has also made substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar consumer-direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs. Many factors, some of which are beyond the Company’s control, pose risks and uncertainties to the Company’s consumer-direct operations. These factors include, but are not limited to, changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels and the Company's ability to increase sales in eCommerce and mobility channels. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer-direct business, as well as damage its reputation and brands, and could materially affect the Company’s results of operations and financial position.
Weather conditions affect the Company’s business.
The Company markets and sells footwear and apparel suited for specific seasons, such as sandals and flats for the summer season and boots for the winter season. If the weather conditions for a particular season vary significantly from those typical for the season, such as an unusually cold and rainy summer, or an unusually warm and dry winter, consumer demand for seasonally appropriate products could be adversely affected. Lower demand for seasonally appropriate merchandise may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on future weather conditions and its ability to react to changes in weather conditions. Weather conditions can also impact the Company's ability to distribute its products on a timely basis.

Changes in the credit markets could adversely affect the Company’s results of operations and financial position.
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
A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. federal statutory income tax rate due to discrete items and because the Company does not provide for U.S. taxes on earnings it considers to be permanently reinvested in foreign operations. The Company’s future effective tax rates could be unfavorably affected by a number of factors, including, but not limited to, changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; decreases in the amount of earnings in countries with low statutory tax rates; or if the Company repatriates foreign earnings (or if U.S. tax laws change to tax foreign earnings) for which no provision for U.S. taxes has previously been made. An increase in the Company’s effective tax rate could have a material adverse effect on its results of operations and financial position.
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
Failure of the Company’s third-party licensees and distributors to meet sales goals or to make timely payments on amounts owed to the Company could adversely affect the Company’s financial performance.
In many international markets, independent third-party licensees or distributors sell the Company’s products. Failure by the Company’s licensees or distributors to meet planned annual sales goals or to make timely payments on amounts owed to the Company could have an adverse effect on the Company’s business, results of operations and financial position. If a change in licensee or distributor becomes necessary, it may be difficult and costly to locate an acceptable substitute distributor or licensee and the Company may experience increased costs, as well as substantial disruption and a resulting loss of sales and brand equity in the market where such licensee or distributor operates.
The Company’s reputation and competitive position are dependent on its third-party manufacturers, distributors, licensees and others complying with applicable laws and ethical standards.
The Company requires its independent contract manufacturers, third-party distributors, third-party licensees and others with which it does business to comply with all applicable laws and ethical standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated applicable laws or ethical standards, the Company could receive negative publicity that could damage its reputation, negatively affect the value of its brands and subject the Company to legal risks.
In addition, the Company relies on its third-party licensees to help preserve the value of the Company’s brands. The Company's attempts to protect its brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of its licensed products may not be successful, as the Company cannot completely control the use by its licensees of its licensed brands. The misuse of a brand by a licensee could adversely affect the value of such brand.
Global political and economic uncertainty could adversely impact the Company’s business.
The Company's products are marketed in approximately 200 countries and territories, and the Company sources a substantial majority of its products offshore. Concerns regarding acts of terrorism or regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports, and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability, nationalization by local governmental authorities of the Company’s, its distributors’, or its licensees’ assets and operations; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new unfavorable laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
Concerns regarding euro instability could adversely affect the Company’s business, results of operations and financing.
Concerns persist regarding the debt burden of certain countries in the Eurozone, including Greece, and their ability to meet future financial obligations, as well as the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro as a currency. Should the euro be dissolved, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at that time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and elsewhere could have an adverse impact on the capital markets generally and, more specifically, on the ability of the Company’s customers, suppliers and lenders to finance their respective businesses.
If the Company is unsuccessful in establishing and protecting its intellectual property, the value of its brands could be adversely affected.
The Company invests significant resources to develop and protect its intellectual property, and it believes that its trademarks and other intellectual property rights are important to its future success. The Company’s ability to remain competitive is dependent upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally for all of the Company’s lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent U.S. laws do.
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

Regulatory and other changes may lead to higher employment and pension costs for the Company.
Changes in employment laws and regulations, and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care and retirement benefits, including U.S.-based defined benefit pension plans. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate or mortality assumptions used to determine the annual service cost related to the defined benefit plans, a change in the method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.
The Company’s marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws, industry standards and enforcement trends and unfavorable changes in those laws, standards or trends, or the Company’s failure to comply with existing or future laws, could substantially harm the Company’s business and results of operations.
The Company collects, maintains and uses data provided to it through its online activities and other consumer interactions in its business. The Company’s current and future marketing programs depend on its ability to collect, maintain and use this information, and its ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws, industry standards and enforcement trends. The Company strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If so, the Company may suffer damage to its reputation and be subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt the Company’s reputation, force it to spend significant amounts to defend its practices, distract its management, increase its costs of doing business, and result in monetary liability.
In addition, as data privacy and marketing laws change, the Company may incur additional costs to ensure it remains in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, the Company’s compliance costs may increase, the Company’s ability to effectively engage customers via personalized marketing may decrease, its opportunities for growth may be curtailed by its compliance capabilities or reputational harm and its potential liability for security breaches may increase.
Because the Company processes and transmits payment card information, the Company is subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. The Company is required by payment card network rules to comply with the Standard, and the Company’s failure to do so may result in fines or restrictions on its ability to accept payment cards. Under certain circumstances specified in the payment card network rules, the Company may be required to submit to periodic audits, self-assessments or other assessments of its compliance with the Standard. Such activities may reveal that the Company has failed to comply with the Standard. If an audit, self-assessment or other test determines that the Company needs to take steps to remediate any deficiencies, such remediation efforts may distract the Company’s management team and require it to undertake costly and time consuming remediation efforts. In addition, even if the Company complies with the Standard, there is no assurance that it will be protected from a security breach. Further, changes in technology and processing procedures may result in changes in the Card Rules. Such changes may require the Company to make significant investments in operating systems and technology that may impact business. Failure to keep up with changes in technology could result in loss of business. Failure to comply with the Standard or Card Rules could result in loosing certification under the PCI standards and an inability to process payments.
Disruption of the Company’s information technology systems could adversely affect the Company’s business.
The Company’s information technology systems are critical to the operations of its business. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations. Disruption to the Company’s information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, the Company may be materially adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.

The Company’s and its vendors’ databases containing personal information and payment card data of the Company’s customers, employees and other third parties, could be breached, which could subject the Company to adverse publicity, litigation, fines and expenses. If the Company is unable to comply with bank and payment card industry standards, its operations could be adversely affected.
The protection of the Company’s customer, associate and Company data is critically important to the Company. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company’s customers and associates have a high expectation that the Company will adequately safeguard and protect their sensitive personal information. The Company has become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of the Company’s business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of the Company’s networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on its financial condition and results of operations. While the Company maintains insurance coverage that may, subject to policy terms and conditions cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to its reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and payment card industry security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s consumer-direct operations.
If the Company encounters problems affecting its logistics and distribution systems, its ability to deliver its products to the market could be adversely affected.
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Therefore, its operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company's business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
The Company faces risks associated with its growth strategy and acquiring businesses.
The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover.

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
Expanding the Company’s brands into new markets and expanding its consumer-direct operations may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands and business.
As part of the Company’s growth strategy, it seeks to enhance the positioning of its brands, to extend its brands into complementary product categories, to expand geographically and to expand its consumer-direct operations. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, and unsuccessful efforts to do so could have an adverse effect on its results of operations and financial position.
Part of the future growth of the Company’s consumer-direct operations is significantly dependent on the Company’s ability to operate stores in desirable locations at reasonable lease costs and to invest in eCommerce and mobile platforms that drive sales growth through these channels. The Company cannot be sure as to when or whether desirable brick and mortar locations will become available at reasonable costs or whether its eCommerce and mobile platforms will be successful. Further, if the Company is unable to renew or replace its existing store leases or enter into leases for new stores at attractive locations on favorable terms, or if the Company violates any of the terms of its current leases, its growth and profitability could be harmed.
An impairment of goodwill or other acquired intangibles could have an adverse material impact to the Company’s results of operations.
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized, but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could materially affect the Company’s results of operations.
There is no assurance that the Company will be able to successfully implement the recently-announced Realignment Plan.
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations ("the 2014 Plan"). As a part of the 2014 Plan, the Company intends to close certain retail stores over the next 12 months, consolidate certain consumer-direct support functions and implement certain other organizational changes. There can be no assurance that the Company will successfully implement the 2014 Plan within the estimated range of charges, within the estimated time frame, or that the Company will realize some or all of the estimated profitability improvements or other benefits from the 2014 Plan. There is also no assurance that the Company will be able to re-invest any future cost savings generated from the 2014 Plan into other initiatives or that any such investment will improve the Company’s operations.
Changes in government regulation may increase the Company’s costs of compliance and failure to comply with government regulations or other standards may adversely affect its brands and business.
The Company’s business is affected by changes in government and regulatory policies in the U.S. and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices. Failure to comply with such regulations, as well as comply with ethical, social, product, labor and environmental standards, could also jeopardize the Company’s reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for the Company’s products. Damage to the Company’s reputation or loss of consumer confidence for any of these or other reasons could adversely affect the Company’s results of operations, as well as require additional resources to rebuild its reputation and brand value.
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
Provisions of the Delaware Corporations law, as well as the Company’s certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to provide the Company’s Board of Directors with continuity and also serves to encourage negotiations between the Board and any potential hostile acquiror. Such provisions include a Board of Directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions that may be beneficial to the Company's stockholders.
There are risks, including stock market volatility, inherent in owning the Company’s common stock.
The market price and volume of the Company’s common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on the Company’s financial position and results of operations, or a change in opinion in the market regarding the Company’s business prospects or other factors, many of which may be outside the Company’s immediate control. Changes in the amounts and frequency of share repurchases or dividends also could adversely affect the value of the Company’s common stock.
The Company’s indebtedness could adversely affect the Company.
The Company’s current indebtedness could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. The Company has debt outstanding under a senior secured credit agreement ("Credit Agreement") and has senior notes outstanding that may be traded in the public market. The Credit Agreement and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.
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
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 147,000 square feet in Lexington, Massachusetts. The Company’s manufacturing operations are conducted at owned facilities in Michigan. The Company operates its U.S. distribution operations primarily through an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet' a leased distribution center in Cedar Springs, Michigan, of approximately 356,000 square feet; an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet; and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.
The Company also leases and owns various other offices and distribution centers throughout the U.S. to meet its operational requirements. In addition, the Company operates 417 retail stores through leases with various third-party landlords in the U.S. and Canada collectively occupying approximately 875,000 square feet.
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
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of February 28, 2015. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
James A. Gabel	52	President, Performance Group
Ted S. Gedra	59	President, Heritage Group
Brendan M. Gibbons	39	Vice President, General Counsel and Secretary
Donald T. Grimes	52	Senior Vice President, Chief Financial Officer and Treasurer
Melissa A. Howell	48	Senior Vice President, Global Human Resources
Michael Jeppesen	55	President, Global Operations Group
Blake W. Krueger	61	Chairman of the Board, Chief Executive Officer and President
Andrew Simister	49	President, Lifestyle Group
James D. Zwiers	47	Senior Vice President and President, International Group
James A. Gabel has served the Company as President, Performance Group since July 2014. From 2011 to 2014, he was President, Canada for Adidas AG, a wholesaler and retailer of footwear, apparel and accessories. From 2008 to 2011, he was President, Reebok, North America.
Ted S. Gedra has served the Company as President, Heritage Group since 2011. He served as President of the Wolverine Footwear Group from 2006 to 2010.
Brendan M. Gibbons has served the Company as Vice President, General Counsel and Secretary since April 2014. From 2009 to October 2013, he served as Senior Vice President of Legal and Corporate Affairs, General Counsel, and Secretary for Carter’s Inc., a global branded marketer of apparel for babies and young children.
Donald T. Grimes has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since May 2008.
Melissa A. Howell has served the Company as Senior Vice President, Global Human Resources since October 2014. From February 2013 to May 2014, she served as Senior Vice President, Global Human Resources for General Motors, one of the world’s largest automobile manufacturers. She served General Motors as Executive Director, North America Human Resources from 2011 to 2013 and as Human Resources Director, Global Sales and Marketing from 2009 to 2011.

Michael Jeppesen has served the Company as President, Global Operations Group since January 2012. From 2005 to 2011, he was Senior Vice President, Design and Sourcing, for Collective Brands, Inc., a wholesaler and retailer of footwear and related accessories.
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007.
Andrew Simister has served the Company as President, Lifestyle Group since July 2014. From 1996 to 2013, he was Global President, Lacoste Footwear, a footwear wholesaler, for Pentland Brands PLC.
James D. Zwiers has served the Company as Senior Vice President and President, International Group since June 2014. From January 2013 to June 2014, he served as Senior Vice President and President, Performance Group. From March 2009 until January 2013, he served as Senior Vice President and President, Outdoor Group, which was realigned into the Performance Group.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. All share and per share data within this Form 10-K have been adjusted for all periods presented to reflect the stock split. The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by quarter for fiscal years 2014 and 2013. The number of stockholders of record on February 27, 2015, was 1,758.

	Fiscal 2014		Fiscal 2013
Stock price	High	Low	High	Low
First quarter	$34.10	$25.13	$23.19	$19.20
Second quarter	30.00	25.06	27.13	21.42
Third quarter	27.47	24.00	30.18	24.72
Fourth quarter	30.75	24.21	33.91	27.54

	Fiscal Year
Cash dividends declared per share	2014	2013
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06
A quarterly dividend of $0.06 per share was declared on February 12, 2015. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2015.
The Company’s Credit Agreement and senior notes indenture impose certain restrictions on the Company’s ability to pay cash dividends. The Company may not pay a dividend if the Company is in default under the Credit Agreement or the indenture, or if payment of the dividend would cause a default under the Credit Agreement or the indenture, including the Company’s covenant to meet prescribed leverage ratios.
See Item 12: "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information with respect to the Company’s equity compensation plans.
Stock Performance Graph
The following graph compares the five-year cumulative total stockholder return on the Company’s common stock to the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index, assuming an investment of $100 at the beginning of the period indicated. The Company is part of both the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 600 Footwear Index. This Stock Performance Graph shall not be deemed to be incorporated by reference into the Company’s SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (September 7, 2014 to October 4, 2014)
Common Stock Repurchase Program (1)	—	$—	—	$200,000,000
Employee Transactions (2)	2,621	26.77
Period 2 (October 5, 2014 to November 1, 2014)
Common Stock Repurchase Program (1)	—	$—	—	$200,000,000
Employee Transactions (2)	11,844	25.65
Period 3 (November 2, 2014 to November 29, 2014)
Common Stock Repurchase Program (1)	—	$—	—	$200,000,000
Employee Transactions (2)	40,036	27.41
Period 4 (November 30, 2014 to January 3, 2015)
Common Stock Repurchase Program (1)	—	$—	—	$200,000,000
Employee Transactions (2)	7,083	29.55
Total for Fourth Quarter ended January 3, 2015
Common Stock Repurchase Program (1)	—	$—	—	$200,000,000
Employee Transactions (2)	61,584	27.29

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 12, 2014. This program authorizes the repurchase of up to $200 million of common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement.

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2014	2013	2012 (4)	2011	2010
Summary of Operations
Revenue	$2,761.1	$2,691.1	$1,640.8	$1,409.1	$1,248.5
Net earnings attributable to Wolverine World Wide, Inc.	133.1	100.4	80.7	123.3	104.5
Per share of common stock:
Basic net earnings (2)(3)	$1.33	$1.01	$0.84	$1.27	$1.08
Diluted net earnings (2)(3)	1.30	0.99	0.81	1.24	1.06
Cash dividends declared (3)	0.24	0.24	0.24	0.24	0.22
Financial Position at Year-End
Total assets	$2,504.5	$2,622.2	$2,614.4	$851.7	$786.6
Debt	900.8	1,150.0	1,250.0	11.5	1.0

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

(2)
Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	All per share data has been presented to reflect the two-for-one stock split in the form of a stock dividend paid on November 1, 2013 to stockholders of record on October 1, 2013.

(4)	The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s mission statement is “we empower, engage and inspire our consumers - every step of the way.” The Company seeks to fulfill this mission by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s portfolio consists of 15 brands that are marketed in approximately 200 countries and territories at January 3, 2015, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, portions of Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At January 3, 2015, the Company operated 417 retail stores in the U.S. and Canada and 64 consumer-direct websites.
2014 FINANCIAL OVERVIEW

•
Revenue for fiscal 2014 was $2,761.1 million, an increase of 2.6% compared to fiscal 2013. Foreign exchange had a minimal impact on full year revenue growth. High single-digit growth from the Heritage Group and mid single-digit growth from the Performance Group was partially offset by expected low single-digit revenue decline from the Lifestyle Group.

•
Gross margin for fiscal 2014 was 39.3%, a decrease of 30 basis points from fiscal 2013. The gross margin decline was driven primarily by a negative mix shift in international markets, the impact of retail store close-out activities and incremental expense related to the last-in, first-out ("LIFO") method.

•
Operating expenses as a percentage of revenue decreased to 31.0% for fiscal 2014 compared to 32.4% for fiscal 2013. In addition to the higher revenues in fiscal 2014, the reduction in operating expenses as a percent of revenues was driven by lower pension expense, lower acquisition-related costs and lower incentive compensation expenses, which were partially offset by higher restructuring costs, higher selling expenses and higher brand building expenses.

•
The effective tax rate in fiscal 2014 was 26.2% compared to 20.9% in fiscal 2013. The higher effective tax rate in fiscal 2014 reflects a greater proportion of income generated in higher tax jurisdictions, primarily the U.S., compared to 2013. In addition, the 2013 tax rate reflects higher acquisition-related integration costs that are deductible primarily in high statutory tax rate jurisdictions.

•	Inventory decreased 3.3% versus the prior year.

•
Accounts receivable decreased 21.5% due primarily to a three-year agreement with a financial institution executed during the fourth quarter of fiscal 2014, to sell selected trade accounts receivable on a recurring, nonrecourse basis, which generated incremental operating cash flows of approximately $65.5 million during fiscal 2014.

•	Cash provided by operating activities was $314.6 million during fiscal 2014, which allowed the Company to make payments on its long-term debt of $249.8 million.

•	The Company declared cash dividends of $0.24 per share, on a post-stock split basis, in both fiscal 2014 and fiscal 2013.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2014	2013	2012	2014	2013
Revenue	$2,761.1	$2,691.1	$1,640.8	2.6%	64.0%
Cost of goods sold	1,673.8	1,619.0	1,008.1	3.4	60.6
Acquisition-related transaction and integration costs	—	—	4.5	—	(100.0)
Restructuring costs	1.0	7.6	—	(86.8)	—
Gross profit	1,086.3	1,064.5	628.2	2.0	69.5
Selling, general and administrative expenses	815.2	830.0	482.0	(1.8)	72.2
Acquisition-related transaction and integration costs	15.2	41.5	32.5	(63.4)	27.7
Restructuring costs	26.0	0.7	—	3,614.3	—
Operating profit	229.9	192.3	113.7	19.6	69.1
Interest expense, net	45.4	52.0	14.0	(12.7)	271.4
Acquisition-related interest expense	—	—	5.2	—	(100.0)
Debt extinguishment costs	1.3	13.1	—	(90.1)	—
Other expense (income), net	1.7	(0.5)	0.3	440.0	(266.7)
Earnings before income taxes	181.5	127.7	94.2	42.1	35.6
Income tax expense	47.6	26.7	13.4	78.3	99.3
Net earnings	133.9	101.0	80.8	32.6	25.0
Less: net earnings attributable to noncontrolling interest	0.8	0.6	0.1	33.3	500.0
Net earnings attributable to Wolverine World Wide, Inc.	$133.1	$100.4	$80.7	32.6%	24.4%
Diluted earnings per share	$1.30	$0.99	$0.81	31.3%	22.2%
REVENUE
Revenue was $2,761.1 million for fiscal 2014, representing an increase of 2.6% versus the prior year's revenue of $2,691.1 million. High single-digit growth from the Heritage Group and mid single-digit growth from the Performance Group was partially offset by expected low single-digit revenue decline from the Lifestyle Group. Changes in foreign exchange rates decreased reported revenue by $6.2 million in fiscal 2014. International revenue represented 27.9%, 26.2% and 34.2% of total reported revenues in fiscal years 2014, 2013 and 2012, respectively. The decrease in international revenue in fiscal 2013 as a percent of total revenue was driven by the inclusion of the PLG business, which skews more to the U.S. than did the Company's business prior to the PLG acquisition.
Revenue for fiscal 2013 increased $1,050.3 million from fiscal 2012, to $2,691.1 million. The full year inclusion of the PLG business, acquired in the fourth quarter of fiscal 2012, drove the majority of the increase. Changes in foreign exchange rates decreased reported revenue by $1.7 million in fiscal 2013.

GROSS MARGIN
For fiscal 2014, the Company’s gross margin was 39.3% compared to 39.6% in fiscal 2013. The decrease was driven by higher product costs (30 basis points), a negative mix shift in international markets (30 basis points), incremental LIFO expense (10 basis points), impact of inventory liquidation related to retail store closures (10 basis points) and negative foreign currency impact (10 basis points), which were partially offset by select selling price increases (60 basis points).
For fiscal 2013, the Company’s gross margin was 39.6% compared to 38.3% in fiscal 2012. The increase was driven by favorable channel mix (150 basis points), higher selling prices (80 basis points) and lower LIFO expense (20 basis points), which were partially offset by higher product costs (70 basis points), restructuring costs (40 basis points) and negative foreign exchange impact (20 basis points).
OPERATING EXPENSES
Operating expenses decreased $15.8 million in fiscal 2014, to $856.4 million. Operating expenses were favorably impacted by lower acquisition-related integration costs associated with the integration of the PLG business ($26.3 million), lower pension expense ($25.4 million) and lower incentive compensation expenses ($5.8 million). Partially offsetting these declines were incremental restructuring costs ($25.3 million), incremental selling expenses ($6.5 million) and incremental brand building expense ($8.8 million). Changes in foreign exchange rates had a $1.8 million favorable impact on reported operating expenses.
Operating expenses increased $357.7 million in fiscal 2013 to $872.2 million. Approximately $9.0 million of the increase relates to higher acquisition-related integration costs associated with the integration of the PLG business. Incremental compensation expense ($13.1 million), incremental amortization expense related to purchase price accounting for the PLG acquisition ($11.9 million), incremental pension expense ($9.4 million) and incremental brand building investments ($6.0 million) also contributed to the increase in operating expenses. Changes in foreign exchange rates had a $0.7 million favorable impact on reported operating expenses. The remainder of the operating expense increase was due to the full-year inclusion of the PLG business within the Company’s results.
INTEREST, OTHER AND TAXES
Net interest expense was $45.4 million in fiscal 2014 compared to $52.0 million in fiscal 2013. The decrease reflects the benefits of the amendment to the Credit Agreement executed in the fourth quarter of fiscal 2013 and lower average principal balances.
Net interest expense was $52.0 million in fiscal 2013 compared to $19.2 million in fiscal 2012. Approximately $4.3 million of the increase was due to the amortization of deferred financing costs included within interest expense. The remainder of the increase in fiscal 2013 was due to a full year of interest expense on debt incurred to finance the PLG acquisition compared with only a partial year of interest expense in fiscal 2012.
The Company incurred $1.3 million of debt extinguishment costs during the fourth quarter of fiscal 2014 due to accelerating the amortization of capitalized deferred financing fees in relation to debt repayments. The Company incurred $13.1 million of debt extinguishment costs during the fourth quarter of fiscal 2013 in connection with the refinancing of the Company's debt. These costs represent a write-off of previously capitalized deferred financing fees.
The Company’s effective tax rates in fiscal 2014 and fiscal 2013 were 26.2% and 20.9%, respectively. The higher effective tax rate in fiscal 2014 reflects a greater proportion of income generated in higher tax jurisdictions, primarily the U.S., compared to 2013. In addition, the 2013 tax rate reflects higher acquisition-related integration costs that are deductible primarily in high statutory tax rate jurisdictions.
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
The Company maintains management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings is generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it intends to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s results of operations and financial position.

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
The reportable operating segment results for fiscal years 2014, 2013 and 2012 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2014	2013	Change		2013	2012	Change
Revenue:
Lifestyle Group	$1,059.3	$1,086.6	$(27.3)	(2.5)%	$1,086.6	$309.6	$777.0	251.0%
Performance Group	990.7	945.8	44.9	4.7	945.8	674.6	271.2	40.2
Heritage Group	607.0	567.4	39.6	7.0	567.4	563.9	3.5	0.6
Other	104.1	91.3	12.8	14.0	91.3	92.7	(1.4)	(1.5)
Total	$2,761.1	$2,691.1	$70.0	2.6%	$2,691.1	$1,640.8	$1,050.3	64.0%

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2014	2013	Change		2013	2012	Change
Operating profit (loss):
Lifestyle Group	$130.2	$168.2	$(38.0)	(22.6)%	$168.2	$44.6	$123.6	277.1%
Performance Group	197.6	179.8	17.8	9.9	179.8	128.4	51.4	40.0
Heritage Group	95.4	85.7	9.7	11.3	85.7	83.5	2.2	2.6
Other	3.9	0.2	3.7	1,850.0	0.2	(1.1)	1.3	118.2
Corporate	(197.2)	(241.6)	44.4	18.4	(241.6)	(141.7)	(99.9)	(70.5)
Total	$229.9	$192.3	$37.6	19.6%	$192.3	$113.7	$78.6	69.1%
Further information regarding the reportable operating segments can be found in Note 15 to the consolidated financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $27.3 million, or 2.5%, in fiscal 2014 compared to fiscal 2013. The negative growth rate was driven by a mid single-digit revenue decline for Sperry Top-Sider®, a high single-digit decline for Hush Puppies® and a low single-digit decline for Stride Rite®. The Sperry Top-Sider® decline was driven by decreases in the domestic boat shoe category and a distribution channel realignment in the family channel, partially offset by sales from new retail stores. The Hush Puppies® decline was due to strategic reductions in the U.S. department store channel, while the Company believes the Stride Rite® decline was impacted by lower retail store traffic and negative weather trends. These declines were partially offset by growth in the high teens for Keds®, driven by continued marketing investment in support of the brand.
The Lifestyle Group’s operating profit decreased $38.0 million, or 22.6%, in fiscal 2014 compared to fiscal 2013. The decrease was due primarily to the revenue decline and negative product mix for Sperry Top-Sider® and a lower gross margin for Stride Rite® due to retail store close-out activities. Partially offsetting these declines was a higher operating profit for Keds® due to higher revenues.
The Lifestyle Group’s revenue increased $777.0 million, or 251.0%, in fiscal 2013 compared to fiscal 2012. The revenue increase in fiscal 2013 was due to the full year inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands. The Lifestyle Group’s operating profit increased $123.6 million, or 277.1%, in fiscal 2013 compared to fiscal 2012. Hush Puppies® operating profit increased at a growth rate in the mid teens due primarily to a mid single-digit reduction in selling, general and administrative costs.

The remainder of the operating profit increase in fiscal 2013 was due to the full year inclusion of the Sperry Top-Sider®, Stride Rite® and Keds® brands.
Performance Group
The Performance Group’s revenue increased $44.9 million, or 4.7%, in fiscal 2014 compared to fiscal 2013. The positive growth rate was driven by high single-digit growth from Saucony®, low single-digit growth from Merrell® and growth in the mid twenties from Chaco®. Saucony® benefited from growth in its franchise products and the lifestyle-oriented Originals product, Merrell® benefited from growth in its Performance Outdoor product category and Chaco® experienced increased demand for its core sandal product.
The Performance Group’s operating profit increased $17.8 million, or 9.9%, in fiscal 2014 compared to fiscal 2013. The operating profit increase was due primarily to the revenue increases for Merrell®, Saucony® and Chaco® and gross margin expansion from Merrell® and Chaco® due to a reduction in low margin close-out sales.
The Performance Group’s revenue increased $271.2 million, or 40.2%, in fiscal 2013 compared to fiscal 2012. The increase was due partially to the Merrell® brand's mid single-digit revenue increase. The remainder of the increase was due to the full year inclusion of the Saucony® brand.
The Performance Group’s operating profit increased $51.4 million, or 40.0%, in fiscal 2013 compared to fiscal 2012. The Merrell® brand experienced operating income growth in the low single-digits. The remainder of the increase was due to the full year inclusion of the Saucony® brand.
Heritage Group
The Heritage Group’s revenue increased $39.6 million, or 7.0%, in fiscal 2014 compared to fiscal 2013. The positive growth rate was driven by high single-digit growth from Wolverine®, high teen growth from Cat® and growth in the mid teens from Harley-Davidson®. Wolverine® benefited from growth in its Work, Outdoor and Heritage product collections. Cat® benefited from strong global demand and a higher mix of top-line international revenue. Partially offsetting these increases was a revenue decline in the mid teens for Sebago® due to poor sell through of key product categories.
The Heritage Group’s operating profit increased $9.7 million, or 11.3%, in fiscal 2014 compared to fiscal 2013. The operating profit increase was due primarily to the revenue increases for Wolverine®, Cat® and Harley-Davidson®.
The Heritage Group’s revenue increased $3.5 million, or 0.6%, in fiscal 2013 compared to fiscal 2012. The Heritage Group’s operating profit increased $2.2 million, or 2.6%, in fiscal 2013 compared to fiscal 2012.
Corporate
Corporate expenses decreased $44.4 million in fiscal 2014 compared to fiscal 2013. Corporate expenses were favorably impacted by lower acquisition-related integration costs associated with the integration of the PLG business ($26.3 million), lower pension expense ($25.4 million) and incentive compensation expenses ($5.8 million), which were partially offset by incremental restructuring costs ($18.7 million).
Corporate expenses increased $99.9 million in fiscal 2013 compared to fiscal 2012. The drivers of the increase include $48.1 million of corporate expenses related to the full year inclusion of the acquired PLG business. The Company also incurred an incremental $4.5 million of acquisition-related transaction and integration costs, $7.6 million of restructuring costs related to its manufacturing operations in the Dominican Republic, incremental incentive compensation expenses of $13.1 million and incremental pension expense of $9.4 million. The remainder of the increase was due to various incremental corporate expenses due to the larger size and complexity of the Company.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2014	2013	2012
Cash and cash equivalents	$223.8	$214.2	$171.4
Debt	900.8	1,150.0	1,250.0
Available revolving credit facility (1)	196.4	196.5	198.1
Cash provided by operating activities	314.6	202.3	91.6
Cash used in investing activities	(34.8)	(44.7)	(1,246.1)
Cash (used in) provided by financing activities	(270.4)	(112.8)	1,183.4
Additions to property, plant and equipment	30.0	41.7	14.9
Depreciation and amortization	53.3	56.2	27.7

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the current revolving credit facility.
Liquidity
Cash and cash equivalents of $223.8 million as of January 3, 2015 were $9.6 million higher compared to December 28, 2013. In addition, the Company had $196.4 million available under a revolving credit agreement (the “Revolving Credit Facility”) as of January 3, 2015.
At January 3, 2015, the Company had $208.1 million of cash and cash equivalents located in foreign jurisdictions, in which the Company intends to permanently reinvest these funds. The Company had outstanding standby letters of credit under the Revolving Credit Facility of approximately $3.6 million at January 3, 2015.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Higher earnings performance during fiscal 2014 along with the sale of certain accounts receivable drove the increase in cash from operations compared to fiscal 2013. During fiscal 2014, a decrease in net working capital represented a source of cash of $86.9 million. Working capital balances were favorably impacted by a decrease in accounts receivable of $76.5 million due primarily to the cash inflow of $65.5 million related to the sales of certain accounts receivable described above, partially offset by an increase in other operating assets of $17.8 million. An increase in accounts payable and other operating liabilities represented a source of cash of $16.2 million and $9.1 million, respectively, in fiscal 2014.
During fiscal 2013, an increase in net working capital represented a use of cash of $2.5 million. Working capital balances were negatively impacted by an increase in accounts receivable of $41.3 million, which was partially offset by a decrease in inventory and other operating assets of $35.1 million and $12.8 million, respectively. A decrease in accounts payable represented a use of cash of $26.5 million, which was partially offset by an increase of $17.4 million from other operating liabilities.
Investing Activities
The Company made capital expenditures of $30.0 million in fiscal 2014 compared to $41.7 million in fiscal 2013. The decrease in capital expenditures during fiscal 2014 was primarily due to fewer new retail stores being opened. The majority of the Company's capital expenditures in both years were for retail store investments, information system enhancements and building improvements.
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
Financing Activities
On October 9, 2012, the Company entered into a credit agreement with a bank syndicate in connection with the PLG acquisition. The Credit Agreement provided the Company with two term loans (a “Term Loan A Facility” and a “Term Loan B Facility”) and the Revolving Credit Facility. On October 10, 2013, the Company amended the Credit Agreement (the "Amendment") and paid off the outstanding balance of the Term Loan B Facility while increasing the principal balance of the Term Loan A Facility to $775.0 million. The Amendment provided for a lower effective interest rate on term loan debt and a one-year extension on both the Term Loan A Facility and Revolving Credit Facility. In addition, the Amendment provided for increased debt capacity limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million. The Company incurred $1.3 million of debt extinguishment costs during the fourth quarter of fiscal 2014 due to accelerating the amortization of capitalized deferred financing fees in relation to debt repayments. The Company incurred $13.1 million of debt extinguishment costs during the fourth quarter of fiscal 2013 in connection with the refinancing of the Company's debt. These costs represent a write-off of previously capitalized deferred financing fees.
On October 9, 2012, the Company issued $375.0 million of senior notes, which bear interest at a 6.125% fixed rate and are due in 2020. During the third quarter of fiscal 2013, the Company exchanged the senior notes (the "Public Bonds"). Related interest payments are due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company used the borrowings under the term loan facilities, together with the net proceeds from the senior notes and cash on hand, to finance the PLG acquisition, repay any amounts outstanding under prior indebtedness, terminate its prior revolving credit facility and provide for the working capital needs of the Company, including the payment of transaction expenses in connection with the acquisition. As of January 3, 2015, the Company was in compliance with all covenants and performance ratios.
The Company's debt at January 3, 2015 was $900.8 million compared to $1,150.0 million at December 28, 2013. The net decrease in debt was primarily a result of principal payments on the Term Loan A Facility, including $200.0 million of voluntary debt payments during fiscal 2014. The decrease in debt during fiscal 2013 was primarily a result of principal payments, including $85.0 million of voluntary debt payments. The Company had outstanding standby letters of credit under the Revolving Credit Facility totaling approximately $3.6 million at January 3, 2015.
During fiscal 2014, the Company entered into a $5.0 million (or the equivalent amount in Chinese Renminbi) revolving line of credit. The facility is uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. As of January 3, 2015, there were no borrowings against this facility.
Subsequent to the end of fiscal 2014, the Company made voluntary debt payments of $58.0 million on the Term Loan A Facility.
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
On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Credit Agreement. The Company did not repurchase any shares of Company common stock in fiscal 2014 or fiscal 2013 under a stock repurchase program and repurchased $2.4 million of Company stock during fiscal 2012. In addition to the share repurchase program activity, the Company acquired $10.5 million and $0.8 million of shares in fiscal years 2014 and 2013, respectively, in connection with employee transactions related to stock incentive plans.
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on November 1, 2013 to stockholders of record on October 1, 2013.
The Company declared cash dividends of $0.24 per share in fiscal years 2014, 2013 and 2012. Dividends paid totaled $24.0 million, $23.7 million and $23.6 million, for fiscal years 2014, 2013 and 2012, respectively.
NEW ACCOUNTING STANDARDS
Refer to Note 2 of the consolidated financial statements for information related to new accounting standards.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.

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
The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances for the relevant periods may differ from these estimates. If actual or expected future returns and allowances were significantly greater or less than established reserves, an adjustment to net revenues would be recorded in the period the determination was made.
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
Inventory
The Company values its inventory at the lower of cost or market. Cost is determined by the LIFO method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations.The Company has applied these inventory cost valuation methods consistently from year to year.
The Company reduces the carrying value of its inventories to the lower of cost or market for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated market value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory counts and subsequently comparing those results to perpetual inventory balances. If the Company determines that adjustments to the inventory quantities are appropriate, an adjustment to the Company’s cost of goods sold and inventory is recorded in the period in which such determination was made.
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
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, the Company typically obtains the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management.
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
Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain patents, customer relationships and technologies) are expected to have determinable useful lives. The Company’s assessment as to those intangibles that have an indefinite life and those that have a determinable life is based on a number of factors, including competitive environment, market share, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. The Company’s estimates of the useful lives of determinable-lived intangibles are based primarily on these same factors. All of the Company’s acquired technology and customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated lives.
Goodwill and Indefinite-Lived Intangibles
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying values and estimated fair values. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value.
For goodwill, if the estimated fair value of the reporting unit exceeds its carrying value, no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, the Company performs the second step of the goodwill impairment test to determine the impairment charge, if any. The second step involves a hypothetical allocation of the estimated fair value of the reporting unit to its net tangible and intangible assets (excluding goodwill) as if the reporting unit were newly acquired, which results in an implied fair value of the goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of the goodwill.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during the fiscal years 2014, 2013 or 2012, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
Income Taxes
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it plans to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s results of operations and financial position. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated outcome. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in its consolidated statements of operations. Management evaluates the potential that the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.

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
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes.
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 4.37% at January 3, 2015 compared to 5.26% at December 28, 2013. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 7.50% for fiscal 2015. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation ("ASC 718"). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions to calculate the amount to expense in the consolidated statements of operations related to stock options granted to employees. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that are expected to be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized in the consolidated statements of operations.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 3, 2015.
CONTRACTUAL OBLIGATIONS
As of January 3, 2015, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$323.1	$50.9	$84.1	$62.3	$125.8
Capital lease	0.8	0.1	0.2	0.2	0.3
Debt obligations (1)	1,065.1	80.4	177.6	414.0	393.1
Purchase obligations (2)	449.1	449.1	—	—	—
Deferred compensation	2.8	0.5	0.9	0.8	0.6
Supplemental Executive Retirement Plan	40.4	3.7	8.0	8.0	20.7
Dividends declared	6.2	6.2	—	—	—
Minimum royalties	1.8	1.8	—	—	—
Minimum advertising	26.4	8.7	5.5	5.9	6.3
Total (3)	$1,915.7	$601.4	$276.3	$491.2	$546.8

(1)
Includes principal and interest payments on the Company’s debt, net of the impact of the interest rate swap. Estimated future interest payments on outstanding debt obligations are based on interest rates as of January 3, 2015. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 10 to the consolidated financial statements for additional information on the Company's interest rate swap.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
The Company adopted FASB ASC Topic 740, Income Taxes, on December 31, 2006. The total amount of unrecognized tax benefits on the consolidated balance sheet at January 3, 2015 is $8.6 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Under the provisions of FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom and Colombia where the functional currencies are primarily the Canadian dollar, euro, British pound and Colombian peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At January 3, 2015 and December 28, 2013, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $141.6 million and $129.1 million, with maturities ranging up to 336 and 364 days, respectively.
Through the end of fiscal 2014, the Company had sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At January 3, 2015, a stronger U.S. dollar compared to foreign currencies versus fiscal 2013 decreased the value of these investments in net assets by $17.4 million. At December 28, 2013, a stronger U.S. dollar compared to foreign currencies versus fiscal 2012 decreased the value of these investments in net assets by $5.4 million.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $525.2 million at the end of fiscal 2014 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $405.4 million of its variable-rate debt to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be $0.6 million at the end of fiscal 2014 and was recorded within other assets. As of January 3, 2015, the weighted-average interest rate on the Company’s variable-rate debt was approximately 1.9%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $1.2 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2014	2013	2012
Revenue	$2,761.1	$2,691.1	$1,640.8
Cost of goods sold	1,673.8	1,619.0	1,008.1
Acquisition-related transaction and integration costs	—	—	4.5
Restructuring costs	1.0	7.6	—
Gross profit	1,086.3	1,064.5	628.2
Selling, general and administrative expenses	815.2	830.0	482.0
Acquisition-related transaction and integration costs	15.2	41.5	32.5
Restructuring costs	26.0	0.7	—
Operating profit	229.9	192.3	113.7
Other expenses:
Interest expense, net	45.4	52.0	14.0
Acquisition-related interest expense	—	—	5.2
Debt extinguishment costs	1.3	13.1	—
Other expense (income), net	1.7	(0.5)	0.3
Total other expenses	48.4	64.6	19.5
Earnings before income taxes	181.5	127.7	94.2
Income taxes	47.6	26.7	13.4
Net earnings	133.9	101.0	80.8
Less: net earnings attributable to noncontrolling interest	0.8	0.6	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$133.1	$100.4	$80.7
Net earnings per share (see Note 3):
Basic	$1.33	$1.01	$0.84
Diluted	$1.30	$0.99	$0.81
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2014	2013	2012
Net earnings	$133.9	$101.0	$80.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18.5)	(5.4)	5.7
Effective portion of changes related to foreign exchange contracts:
Net gain (loss) arising during the period, net of taxes of $4.1, $0.2 and $1.0	9.1	(0.4)	(2.1)
Reclassification adjustments into cost of goods sold, net of taxes of $(0.2), $(0.6) and $1.3	0.3	1.3	(2.9)
Unrealized gain (loss) on interest rate swap, net of taxes of $0.1, $(0.8) and $0.5	(0.2)	1.6	(1.0)
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $19.6, $(33.1) and $16.0	(36.3)	61.4	(29.8)
Amortization of prior actuarial losses, net of taxes of $(2.6), $(10.7) and $(7.3)	4.8	19.7	13.5
Amortization of prior service cost	0.1	0.1	0.1
Settlement gain included in net income, net of taxes of $0.3	(0.7)	—	—
Other comprehensive (loss) income	(41.4)	78.3	(16.5)
Comprehensive income	92.5	179.3	64.3
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.3)	0.5	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.8	$178.8	$64.3
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$223.8	$214.2
Accounts receivable, less allowances:
January 3, 2015 – $41.0
December 28, 2013 – $37.8	312.7	398.1
Inventories:
Finished products	398.1	406.0
Raw materials and work-in-process	15.9	22.2
Total inventories	414.0	428.2
Deferred income taxes	28.1	29.1
Prepaid expenses and other current assets	63.6	48.4
Total current assets	1,042.2	1,118.0
Property, plant and equipment:
Gross cost	415.3	416.1
Accumulated depreciation	(278.5)	(264.2)
Property, plant and equipment, net	136.8	151.9
Other assets:
Goodwill	438.8	445.3
Indefinite-lived intangibles	690.5	690.5
Amortizable intangibles, net	112.1	126.7
Deferred income taxes	2.8	3.4
Deferred financing costs, net	16.5	22.0
Other	64.8	64.4
Total other assets	1,325.5	1,352.3
Total assets	$2,504.5	$2,622.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	January 3, 2015	December 28, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149.4	$135.2
Accrued salaries and wages	36.1	41.5
Other accrued liabilities	108.5	99.3
Current maturities of long-term debt	46.7	53.3
Total current liabilities	340.7	329.3
Long-term debt, less current maturities	854.1	1,096.7
Accrued pension liabilities	128.1	74.2
Deferred income taxes	217.0	253.9
Other liabilities	26.6	26.7
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
January 3, 2015 – 102,253,150 shares
December 28, 2013 – 100,817,972 shares	102.3	100.8
Additional paid-in capital	40.1	5.0
Retained earnings	852.2	743.1
Accumulated other comprehensive loss	(49.5)	(9.2)
Cost of shares in treasury:
January 3, 2015 – 416,812 shares
December 28, 2013 – 72,514 shares	(11.6)	(2.1)
Total Wolverine World Wide, Inc. stockholders’ equity	933.5	837.6
Noncontrolling interest	4.5	3.8
Total stockholders’ equity	938.0	841.4
Total liabilities and stockholders’ equity	$2,504.5	$2,622.2

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2014	2013	2012
OPERATING ACTIVITIES
Net earnings	$133.9	$101.0	$80.8
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53.3	56.2	27.7
Deferred income taxes	(19.1)	(27.8)	(4.2)
Stock-based compensation expense	25.1	28.2	15.0
Excess tax benefits from stock-based compensation	(5.6)	(3.4)	(9.9)
Pension contribution	(3.9)	(2.4)	(26.7)
Pension and SERP expense	11.9	37.3	27.9
Debt extinguishment costs	1.3	13.1	—
Restructuring costs	27.0	8.3	—
Cash payments related to restructuring costs	(7.7)	(1.4)	—
Other	11.5	(4.3)	4.8
Changes in operating assets and liabilities:
Accounts receivable	76.5	(41.3)	15.1
Inventories	2.9	35.1	(29.4)
Other operating assets	(17.8)	12.8	(17.1)
Accounts payable	16.2	(26.5)	5.9
Other operating liabilities	9.1	17.4	1.7
Net cash provided by operating activities	314.6	202.3	91.6
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	—	(1,225.9)
Additions to property, plant and equipment	(30.0)	(41.7)	(14.9)
Proceeds from sales of property, plant and equipment	—	2.8	—
Investments in joint ventures	(1.1)	(2.5)	(2.9)
Other	(3.7)	(3.3)	(2.4)
Net cash used in investing activities	(34.8)	(44.7)	(1,246.1)
FINANCING ACTIVITIES
Net repayments under revolving credit agreement	—	—	(11.0)
Borrowings of long-term debt	—	775.0	1,275.0
Payments of long-term debt	(249.8)	(875.0)	(25.5)
Payments of debt issuance costs	—	(2.3)	(40.1)
Cash dividends paid	(24.0)	(23.7)	(23.6)
Purchase of common stock for treasury	—	—	(2.4)
Purchases of shares under employee stock plans	(10.5)	(0.8)	(11.7)
Proceeds from the exercise of stock options	7.3	8.6	11.6
Excess tax benefits from stock-based compensation	5.6	3.4	9.9
Contributions from noncontrolling interest	1.0	2.0	1.2
Net cash (used in) provided by financing activities	(270.4)	(112.8)	1,183.4
Effect of foreign exchange rate changes	0.2	(2.0)	2.5
Increase in cash and cash equivalents	9.6	42.8	31.4
Cash and cash equivalents at beginning of the year	214.2	171.4	140.0
Cash and cash equivalents at end of the year	$223.8	$214.2	$171.4
OTHER CASH FLOW INFORMATION
Interest paid	$42.2	$48.8	$10.0
Net income taxes paid	$70.2	$33.5	$16.3
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance as of December 31, 2011	$96.3	$—	$553.4	$(71.0)	$—	$—	$578.7
Net earnings			80.7			0.1	80.8
Other comprehensive loss				(16.5)		—	(16.5)
Shares issued under stock incentive plans, net of forfeitures (2,992,428 shares)	1.5						1.5
Stock-based compensation expense		15.0					15.0
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		9.5					9.5
Income tax benefits		11.0					11.0
Issuance of performance shares (394,608 shares)		(0.2)					(0.2)
Issuance of treasury shares (20,766 shares)		—			0.5		0.5
Shares acquired for treasury (354,411 shares)					(14.1)		(14.1)
Cash dividends declared ($0.24 per share)			(23.7)				(23.7)
Capital contribution from noncontrolling interest						1.2	1.2
Impact of stock split in the form of a stock dividend	0.9	(35.3)	23.0		11.4		—
Balance as of December 29, 2012	$98.7	$—	$633.4	$(87.5)	$(2.2)	$1.3	$643.7
Net earnings			100.4			0.6	101.0
Other comprehensive income (loss)				78.3		(0.1)	78.2
Shares issued under stock incentive plans, net of forfeitures (2,068,751 shares)	1.1						1.1
Stock-based compensation expense		28.2					28.2
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		7.5					7.5
Income tax benefits		3.9					3.9
Issuance of performance shares (785,458 shares)		(0.4)					(0.4)
Issuance of treasury shares (26,590 shares)		—			0.6		0.6
Shares acquired for treasury (17,085 shares)					(0.8)		(0.8)
Cash dividends declared ($0.24 per share)			(23.6)				(23.6)
Capital contribution from noncontrolling interest						2.0	2.0
Impact of stock split in the form of stock dividend	1.0	(34.2)	32.9		0.3		—
Balance as of December 28, 2013	$100.8	$5.0	$743.1	$(9.2)	$(2.1)	$3.8	$841.4
See accompanying notes to consolidated financial statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance as of December 28, 2013	$100.8	$5.0	$743.1	$(9.2)	$(2.1)	$3.8	$841.4
Net earnings			133.1			0.8	133.9
Other comprehensive loss				(40.3)		(1.1)	(41.4)
Shares issued under stock incentive plans, net of forfeitures (795,523 shares)	0.8	(0.8)					—
Shares issued for stock options exercised, net (639,655 shares)	0.7	6.6					7.3
Stock-based compensation expense		25.1					25.1
Income tax benefits from stock incentive plans		4.2					4.2
Cash dividends declared ($0.24 per share)			(24.0)				(24.0)
Issuance of treasury shares (35,484 shares)		—			1.0		1.0
Purchases of shares under employee stock plans (379,782 shares)					(10.5)		(10.5)
Capital contribution from noncontrolling interest						1.0	1.0
Balance as of January 3, 2015	$102.3	$40.1	$852.2	$(49.5)	$(11.6)	$4.5	$938.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal 2014 had 53 weeks and fiscal years 2013 and 2012 contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances may differ from these estimates. If actual or expected future returns and allowances were significantly greater or less than established reserves, a reduction or increase to net revenues would be recorded in the period this determination was made.
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Shipping and Handling Costs
Shipping and handling costs that are charged to and reimbursed by a customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of goods sold.
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.
Allowance for Uncollectible Accounts
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ failure to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience.

Inventories
The Company values its inventory at the lower of cost or market. Cost is determined by the LIFO method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost and include expenditures for computer hardware and software, store furniture and fixtures, office furniture and machinery and equipment. Normal repairs and maintenance are expensed as incurred.
Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from 14 to 20 years for buildings and improvements, from 5 to 10 years for leasehold improvements and from 3 to 10 years for machinery, equipment and software.
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
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying values and estimated fair values. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the carrying value of the tangible and intangible net assets of the reporting units. Goodwill is considered impaired if the recorded value of the tangible and intangible net assets exceeds the fair value of the reporting unit.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill or indefinite-lived intangible assets during fiscal years 2014, 2013 or 2012 as the Company’s annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
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
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 12 to the consolidated financial statements for additional information.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2014, 2013 and 2012.

2.	NEW ACCOUNTING STANDARDS
In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of fiscal 2014, and the adoption did not affect the Company’s consolidated financial position, results of operations or cash flows.
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
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company does not expect the new standard to have a significant impact on its quarterly reporting process.

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
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. On April 24, 2014, the Company amended its Restated Certificate of Incorporation to increase the number of shares of the Company’s authorized common stock from 160,000,000 shares to 320,000,000 shares. All share and per share data in this Annual Report on Form 10-K has been presented to reflect the split and increase in authorized shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except share and per share data)	2014	2013	2012
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$133.1	$100.4	$80.7
Adjustment for earnings allocated to nonvested restricted common stock	(2.9)	(2.3)	(1.7)
Net earnings used to calculate basic earnings per share	130.2	98.1	79.0
Adjustment for earnings reallocated to nonvested restricted common stock	0.1	0.1	0.1
Net earnings used to calculate diluted earnings per share	$130.3	$98.2	$79.1
Denominator:
Weighted average shares outstanding	101,433,114	100,253,617	97,632,336
Adjustment for nonvested restricted common stock	(3,228,955)	(3,308,162)	(2,757,836)
Shares used to calculate basic earnings per share	98,204,159	96,945,455	94,874,500
Effect of dilutive stock options	1,860,661	1,993,343	2,154,152
Shares used to calculate diluted earnings per share	100,064,820	98,938,798	97,028,652
Net earnings per share:
Basic	$1.33	$1.01	$0.84
Diluted	$1.30	$0.99	$0.81
Options granted to purchase 1,116,576 shares of common stock in fiscal 2014, 449,036 shares in fiscal 2013 and 775,182 shares in fiscal 2012 have not been included in the denominator for the computation of diluted earnings per share for each of those fiscal years because the related exercise prices were greater than the average market price for the year, and they were, therefore, anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of January 3, 2015 or December 28, 2013. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company did not repurchase any shares of Company common stock in fiscal 2014 or fiscal 2013 under a stock repurchase program and repurchased $2.4 million of Company stock during fiscal 2012. In addition to the stock repurchase program activity, the Company acquired $10.5 million, $0.8 million and $11.7 million of shares in fiscal years 2014, 2013 and 2012, respectively, in connection with employee transactions related to stock incentive plans.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes during fiscal years 2014 and 2013 in the carrying amount of goodwill and indefinite-lived intangibles, which comprises trademarks and trade names, is as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 29, 2012	$459.9	$679.8	$1,139.7
Acquisition adjustments	(10.8)	10.0	(0.8)
Foreign currency translation effects	(3.8)	0.7	(3.1)
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(6.5)	—	(6.5)
Balance at January 3, 2015	$438.8	$690.5	$1,129.3

Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying value and accumulated amortization for these amortizable intangibles is as follows:

	January 3, 2015
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	17	$100.5	$11.5	$89.0
Licensing arrangements	2	28.8	15.2	13.6
Developed product technology	3	14.9	6.8	8.1
Other	2	10.4	9.0	1.4
Total		$154.6	$42.5	$112.1

	December 28, 2013
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	18	$100.5	$6.4	$94.1
Licensing arrangements	3	28.8	8.3	20.5
Developed product technology	4	14.9	3.8	11.1
Backlog	0	5.2	5.2	—
Other	2	9.3	8.3	1.0
Total		$158.7	$32.0	$126.7
Amortization expense for other intangible assets was $15.7 million, $18.4 million and $6.5 million for fiscal years 2014, 2013 and 2012, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to January 3, 2015 is as follows:

(In millions)	2015	2016	2017	2018	2019
Amortization expense	$15.5	$13.8	$8.7	$5.1	$5.0

5.	ACCOUNTS RECEIVABLE
During the fourth quarter of fiscal 2014, the Company executed a three-year agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheets, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability at January 3, 2015. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. As of January 3, 2015, this program had reduced the Company's accounts receivable by $60.9 million. During fiscal 2014, the Company sold a total of $72.8 million of accounts receivable at their stated amounts of which $65.5 million was paid for in cash, less a $0.1 million discount fee charged by the financial institution. The discount fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows.

6.	INVENTORIES
The Company used the LIFO method to value inventories of $62.5 million at January 3, 2015 and $59.3 million at December 28, 2013. If the FIFO method had been used, inventories would have been $25.1 million and $21.8 million higher than reported at January 3, 2015 and December 28, 2013, respectively.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	January 3, 2015	December 28, 2013
Term Loan A, due October 10, 2018	$525.2	$775.0
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0
Capital lease obligation	0.6	—
Total debt	$900.8	$1,150.0
The Company’s Credit Agreement originally provided the Company with two term loans (a Term Loan A Facility and a Term Loan B Facility) and the Revolving Credit Facility. On October 10, 2013, the Company amended its Credit Agreement resulting in the payoff of the Term Loan B Facility while establishing a principal balance of $775.0 million for the Term Loan A Facility. The Amendment provided for a lower effective interest rate on the term loan debt, and a one-year extension on both the Term Loan A Facility and the Revolving Credit Facility, both of which are now due October 10, 2018. In addition, the Amendment provided for increased maximum debt capacity (including outstanding term loan principal and Revolving Credit Facility commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million. The Company incurred $13.1 million of debt extinguishment costs in fiscal 2013 in connection with the Amendment. The Company incurred $1.3 million of debt extinguishment costs in fiscal 2014 due to $200.0 million of voluntary debt payments. These costs represent a write-off of previously capitalized deferred financing costs.
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
The Company had outstanding letters of credit under the Revolving Credit Facility as of January 3, 2015 and December 28, 2013 of $3.6 million and $3.5 million, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of January 3, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $375.0 million of senior notes outstanding that may be traded in the public market that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
During fiscal 2014, the Company entered into a $5.0 million (or the equivalent amount in Chinese Renminbi) revolving line of credit. The facility is uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. As of January 3, 2015, there were no borrowings against this facility.

During the second quarter of fiscal 2014, the Company recorded a capital lease obligation. The lease commenced during June 2014 and payments are scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of approximately $4.2 million, $6.1 million and $1.8 million in fiscal years 2014, 2013 and 2012, respectively.
Subsequent to the end of fiscal 2014, the Company made voluntary debt payments of $58.0 million on the Term Loan A Facility.
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
Annual maturities of debt for the fiscal years subsequent to January 3, 2015 are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Annual maturities of debt	$46.7	$57.6	$57.6	$363.6	$0.1	$375.2

8.	ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2014 and 2013 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 29, 2012	$5.9	$(1.7)		$(1.0)	$(90.7)		$(87.5)
Other comprehensive income (loss) before reclassifications (1)	(5.4)	(0.4)		1.6	61.4		57.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	(2)	—	30.5	(3)	32.4
Income tax expense (benefit)	—	(0.6)		—	(10.7)		(11.3)
Net reclassifications	—	1.3		—	19.8		21.1
Net current-period other comprehensive income (loss) (1)	(5.4)	0.9		1.6	81.2		78.3
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)

Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(17.4)	9.1		(0.2)	(36.3)		(44.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(2)	—	6.5	(3)	7.0
Income tax expense (benefit)	—	(0.2)		—	(2.3)		(2.5)
Net reclassifications	—	0.3		—	4.2		4.5
Net current-period other comprehensive income (loss) (1)	(17.4)	9.4		(0.2)	(32.1)		(40.3)
Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense (see Note 12 for additional details).

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	January 3, 2015	December 28, 2013
Land	$4.1	$3.9
Buildings and improvements	114.3	119.0
Machinery and equipment	194.9	192.1
Software	102.0	101.1
Gross cost	415.3	416.1
Less: accumulated depreciation	278.5	264.2
Property, plant and equipment, net	$136.8	$151.9
Depreciation expense was $37.6 million, $37.8 million and $21.2 million for fiscal years 2014, 2013 and 2012, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2031. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.
Minimum rental payments due under all non-cancelable operating leases for the fiscal years subsequent to January 3, 2015 are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Minimum rental payments	$50.9	$45.3	$38.8	$33.4	$28.9	$125.8
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $59.2 million in fiscal 2014, $55.9 million in fiscal 2013 and $29.4 million in fiscal 2012.

10.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	January 3, 2015	December 28, 2013
Carrying value	$900.2	$1,150.0
Fair value	928.4	1,183.8
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business.

The Company has one interest rate swap arrangement which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. This derivative instrument, which, unless otherwise terminated, will mature on October 6, 2017, has been designated as a cash flow hedge of the debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Company does not hold or issue financial instruments for trading purposes.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	January 3, 2015	December 28, 2013
Foreign exchange contracts:
Notional amount	$141.6	$129.1
Maturities (in days)	336	364
Interest rate swap:
Notional amount	$405.4	$455.5
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	January 3, 2015	December 28, 2013
Financial assets:
Foreign exchange contracts asset	$8.6	$1.7
Interest rate swap asset	0.6	0.9
Financial liabilities:
Foreign exchange contracts liability	—	2.3
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for fiscal years 2014, 2013 and 2012. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
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

11.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718. The Company recognized compensation expense of $25.1 million, $28.2 million and $15.0 million and related income tax benefits of $8.4 million, $9.3 million and $4.9 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2014, 2013 and 2012, respectively.
Stock-based compensation expense recognized in the consolidated statements of operations for fiscal years 2014, 2013 and 2012 was based on awards ultimately expected to vest and, as such, was reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted-average fair value for each option granted was $6.20, $5.24 and $5.36 per share for fiscal years 2014, 2013 and 2012, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2014	2013	2012
Expected market price volatility (1)	29.6%	33.2%	37.8%
Risk-free interest rate (2)	1.2%	0.6%	0.6%
Dividend yield (3)	0.9%	1.2%	1.3%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

As of January 3, 2015, the Company had stock options outstanding under various stock incentive plans. As of January 3, 2015, the Company had approximately 7,664,828 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as one stock incentive unit and all other awards granted, including restricted stock, count as 2.6 stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

A summary of the transactions under the stock option plans is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	7,389,968	$11.70	5.5	$45.7
Granted	902,554	19.85
Exercised	(2,729,502)	9.95
Cancelled	(62,038)	17.78
Outstanding at December 29, 2012	5,500,982	$13.84	5.9	$34.4
Granted	1,489,813	21.76
Exercised	(851,874)	11.46
Cancelled	(107,680)	20.89
Outstanding at December 28, 2013	6,031,241	$16.00	6.2	$104.9
Granted	1,349,849	27.09
Exercised	(737,402)	13.15
Cancelled	(245,695)	24.16
Outstanding at January 3, 2015	6,397,993	$18.36	6.2	$68.3
Estimated forfeitures	(9,836)
Vested or expected to vest at January 3, 2015	6,388,157	$18.35	6.2	$68.3
Nonvested at January 3, 2015 and expected to vest	(2,037,458)
Exercisable at January 3, 2015	4,350,699	$15.47	5.1	$59.0
The total pretax intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $10.3 million, $12.8 million and $30.1 million, respectively. As of January 3, 2015, there was $4.6 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.2 years. As of December 28, 2013 and December 29, 2012, there was $4.3 million and $2.9 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.3 years and 1.2 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.03 as of January 3, 2015, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of January 3, 2015 was 4,341,758 and the weighted-average exercise price was $15.44. As of December 28, 2013, 4,004,398 outstanding options were exercisable and in-the-money and the weighted-average exercise price was $13.54.
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

A summary of the nonvested restricted shares and units issued under the stock award plans is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	1,491,858	$12.89	1,282,660	$12.69
Granted	703,348	20.14	401,190	19.89
Vested	(730,434)	12.51	(872,352)	10.63
Forfeited	(66,310)	16.13	(32,104)	12.82
Nonvested at December 29, 2012	1,398,462	$16.58	779,394	$18.93
Granted	744,287	22.18	789,814	21.52
Vested	(102,724)	15.35	(28,580)	13.62
Forfeited	(109,600)	19.96	(109,628)	20.99
Nonvested at December 28, 2013	1,930,425	$18.61	1,431,000	$20.31
Granted	689,345	27.09	609,335	27.03
Vested	(700,543)	16.49	(244,625)	18.85
Forfeited	(192,045)	22.39	(304,940)	20.27
Nonvested at January 3, 2015	1,727,182	$22.44	1,490,770	$23.30
As of January 3, 2015, there was $16.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 3, 2015 was $19.5 million. As of December 28, 2013, there was $13.8 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended December 28, 2013 was $2.7 million. As of December 29, 2012, there was $11.6 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans that was expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the year ended December 29, 2012 was $14.9 million.
As of January 3, 2015, there was $6.0 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the year ended January 3, 2015 was $6.6 million. As of December 28, 2013, there was $8.0 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 28, 2013 was $0.6 million. As of December 29, 2012, there was $3.5 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans that was expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 29, 2012 was $17.5 million.

12.	RETIREMENT PLANS
The Company has three non-contributory, defined benefit pension plans that provide retirement benefits to less than half of its domestic employees. The Company’s principal defined benefit pension plan provides benefits based on the employee’s years of service and final average earnings. Effective January 1, 2013, the Company closed this plan to new participants. The Company’s second plan provides benefits at a fixed rate per year of service for certain employees under a collective bargaining arrangement. The Company’s third non-contributory defined benefit pension plan, which no longer accrues future benefits, covers certain eligible PLG associates. Prior to the freezing of that plan, eligible PLG participants accrued pension benefits at a fixed unit rate based on the participant’s service and/or compensation.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time that generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $59.5 million at January 3, 2015 and $55.3 million at December 28, 2013 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its defined contribution plans of $4.7 million , $4.8 million and $2.9 million in fiscal years 2014, 2013 and 2012, respectively.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.2 million, $1.5 million and $0.9 million in fiscal years 2014, 2013 and 2012, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $2.2 million at January 3, 2015 and $2.6 million at December 28, 2013 and was recognized as a deferred compensation liability on the consolidated balance sheets.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2014 and 2013:

	Fiscal Year
(In millions)	2014	2013
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$395.4	$445.2
Service cost pertaining to benefits earned during the year	7.2	9.0
Interest cost on projected benefit obligations	20.3	18.8
Actuarial (gains) losses	66.2	(62.3)
Benefits paid to plan participants	(32.2)	(15.3)
Settlements	(24.0)	—
Projected benefit obligations at end of the year	$432.9	$395.4
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$319.6	$277.3
Actual return on plan assets	32.5	53.1
Company contributions - pension	3.9	2.4
Company contributions - SERP	2.3	2.1
Benefits paid to plan participants	(32.2)	(15.3)
Settlements	(24.0)	—
Fair value of pension assets at end of the year	$302.1	$319.6
Funded status	$(130.8)	$(75.8)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1.1	$2.3
Current liabilities	(3.8)	(3.9)
Non-current liabilities	(128.1)	(74.2)
Net amount recognized	$(130.8)	$(75.8)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss (amounts net of tax: $(41.5) and $(9.3))	$(62.6)	$(13.1)
Unrecognized prior service cost (amounts net of tax: $(0.1) and $(0.2))	(0.1)	(0.2)
Net amount recognized	$(62.7)	$(13.3)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(130.8)	$(75.8)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	53.4	49.4
Net funded status of pension plans and SERP (supplemental)	$(77.4)	$(26.4)
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $412.3 million at January 3, 2015 and $380.1 million at December 28, 2013.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2014	2013	2012
Service cost pertaining to benefits earned during the year	$7.2	$9.0	$7.7
Interest cost on projected benefit obligations	20.3	18.8	15.3
Expected return on pension assets	(22.1)	(21.0)	(15.9)
Net amortization loss	7.5	30.5	20.8
Settlement gain	(1.0)	—	—
Net pension expense	$11.9	$37.3	$27.9
Less: SERP expense	7.6	8.1	7.7
Qualified defined benefit pension plans expense	$4.3	$29.2	$20.2
The actuarial loss and prior service cost included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2015 is $20.9 million and $0.1 million, respectively.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2014	2013
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	4.37%	5.26%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.26%	4.30%
Expected long-term rate of return on plan assets	7.50%	7.68%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Unrecognized net actuarial losses exceeding certain corridors are amortized over one of two amortization periods, based on each plan's election. The amortization period is either a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization; or, over the average remaining service period of participants expected to receive benefits. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of high-quality corporate bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year-end pension liability and service cost for the subsequent year.
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of January 3, 2015 were 65% in equity securities and 35% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	January 3, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$195.6	$—	$195.6	64.7%
Fixed income investments	—	105.9	0.3	106.2	35.2%
Other	—	—	0.3	0.3	0.1%
Fair value of plan assets	$—	$301.5	$0.6	$302.1	100.0%

	December 28, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$15.4	$196.1	$—	$211.5	66.0%
Fixed income investments	26.7	81.2	—	107.9	33.6%
Cash and money market investments	1.4	—	—	1.4	0.4%
Fair value of plan assets	$43.5	$277.3	$—	$320.8	100.0%
Expenses payable to plan sponsor				(1.2)
Fair value of plan assets				$319.6
The Company expects to contribute approximately $3.7 million to the SERP in fiscal 2015. The Company does not plan to make any contributions to its qualified defined benefit pension plans in fiscal 2015.
Expected benefit payments for the fiscal years subsequent to January 3, 2015 are as follows:

(In millions)	2015	2016	2017	2018	2019	2020-2024
Expected benefit payments	$19.3	$20.0	$20.5	$21.0	$21.5	$118.4

13.	INCOME TAXES
The geographic components of earnings before income taxes are as follows:

	Fiscal Year
(In millions)	2014	2013	2012
United States	$132.4	$76.7	$38.3
Foreign	49.1	51.0	55.9
Earnings before income taxes	$181.5	$127.7	$94.2
The provisions for income taxes consist of the following:

	Fiscal Year
(In millions)	2014	2013	2012
Current expense:
Federal	$42.1	$37.1	$15.3
State	5.6	2.2	1.4
Foreign	18.0	15.0	3.1
Deferred expense (credit):
Federal	(9.3)	(23.5)	(5.1)
State	(6.6)	(3.0)	(0.4)
Foreign	(2.2)	(1.1)	(0.9)
Income tax provision	$47.6	$26.7	$13.4

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2014	2013	2012
Income taxes at U.S. statutory rate (35%)	$63.5	$44.7	$33.0
State income taxes, net of federal income tax	3.7	0.5	0.2
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	(5.5)	(5.4)	(4.6)
Bermuda	(0.4)	2.7	1.7
Dominican Republic	1.1	1.7	(2.0)
Tax credits	(0.7)	(2.2)	—
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(16.4)	(17.1)	(12.2)
Other	3.6	3.1	(1.6)
Adjustments for uncertain tax positions	—	(1.2)	(6.7)
Change in valuation allowance	(19.2)	0.1	0.7
Change in state tax rates	(6.0)	(2.0)	—
Gain on intercompany sale of subsidiary stock	23.2	—	—
Non-deductible expenses	1.1	0.9	4.9
Other	(0.4)	0.9	—
Income tax provision	$47.6	$26.7	$13.4
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	January 3, 2015	December 28, 2013
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$16.6	$18.7
Deferred compensation accruals	10.9	11.0
Accrued pension expense	47.2	26.6
Stock-based compensation	20.2	16.2
Net operating loss, capital loss and foreign tax credit carryforward	13.9	32.1
Other amounts not deductible until paid	14.2	9.2
Other	1.0	0.7
Total gross deferred income tax assets	124.0	114.5
Less valuation allowance	(10.5)	(29.7)
Net deferred income tax assets	113.5	84.8
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(3.8)	(5.3)
Intangible assets	(288.5)	(294.8)
Other	(10.3)	(6.1)
Total deferred income tax liabilities	(302.6)	(306.2)
Net deferred income tax liabilities	$(189.1)	$(221.4)
The valuation allowance for deferred income tax assets as of January 3, 2015 and December 28, 2013 was $10.5 million and $29.7 million, respectively. The net change in the total valuation allowance for fiscal years 2014 and 2013 was $19.2 million and $26.5 million, respectively. The valuation allowance for both years was primarily related to foreign net operating loss carryforwards, tax credit carryforwards in foreign jurisdictions and a capital loss carryforward in the U.S. that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in foreign jurisdictions and capital gains in the U.S. tax jurisdiction. During 2014, the Company completed an intercompany stock sale of a foreign subsidiary that generated a U.S. capital gain of $66.2 million. The capital gain was offset by a capital loss carryforward that carried a full valuation allowance from prior years. The current year change in the valuation allowance was comprised of an increase relating to the additional foreign net operating losses and foreign tax credits of $4.0 million and a decrease relating to the capital loss utilization of $23.2 million.
At January 3, 2015, the Company had foreign net operating loss carryforwards of $39.3 million, that have expiration periods ranging from three years to an unlimited term during which they are available to offset future foreign taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.0 million, that are available for an unlimitedcarryforward period to offset future foreign taxes. The Company also had a U.S. capital loss carryforward of $6.9 million that expires in 2016 that is available to offset future U.S. capital gain income.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2014	2013
Beginning balance	$8.6	$9.8
Increases related to current year tax positions	1.7	2.0
Decreases related to prior year positions	(1.3)	(0.4)
Decrease due to lapse of statute	(0.4)	(2.8)
Ending balance	$8.6	$8.6
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $7.5 million as of January 3, 2015 and $7.3 million as of December 28, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.4 million as of January 3, 2015 and $2.2 million as of December 28, 2013.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be significant to the consolidated financial statements.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.
The Company has not established a deferred tax liability on the amount of foreign unremitted earnings of $380.3 million at January 3, 2015. As of January 3, 2015, the Company had $223.8 million of cash and equivalents on hand, of which $208.1 million was held outside of the U.S. The Company intends to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate this cash to fund our U.S. operations. However, if these funds were repatriated, the Company would be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of the hypothetical calculation.

14.	LITIGATION AND CONTINGENCIES
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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to January 3, 2015 are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Minimum royalties	$1.8	$—	$—	$—	$—	$—
Minimum advertising	8.7	2.7	2.8	2.9	3.0	6.3
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.3 million, $1.7 million and $2.8 million for fiscal years 2014, 2013 and 2012, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $4.1 million, $4.4 million and $4.1 million for fiscal years 2014, 2013 and 2012, respectively.

15.	BUSINESS SEGMENTS
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

	Fiscal Year
(In millions)	2014	2013	2012
Revenue:
Lifestyle Group	$1,059.3	$1,086.6	$309.6
Performance Group	990.7	945.8	674.6
Heritage Group	607.0	567.4	563.9
Other	104.1	91.3	92.7
Total	$2,761.1	$2,691.1	$1,640.8
Operating profit (loss):
Lifestyle Group	$130.2	$168.2	$44.6
Performance Group	197.6	179.8	128.4
Heritage Group	95.4	85.7	83.5
Other	3.9	0.2	(1.1)
Corporate	(197.2)	(241.6)	(141.7)
Total	$229.9	$192.3	$113.7
Depreciation and amortization expense:
Lifestyle Group	$7.5	$6.5	$2.0
Performance Group	3.5	3.7	3.0
Heritage Group	1.1	1.2	1.2
Other	4.0	4.1	4.0
Corporate	37.2	40.7	17.5
Total	$53.3	$56.2	$27.7
Capital expenditures:
Lifestyle Group	$9.1	$18.3	$1.7
Performance Group	3.6	3.3	1.9
Heritage Group	0.5	0.9	0.3
Other	4.3	5.4	2.5
Corporate	12.5	13.8	8.5
Total	$30.0	$41.7	$14.9

(In millions)	January 3, 2015	December 28, 2013	December 29, 2012
Total assets:
Lifestyle Group	$1,378.8	$1,431.1	$1,338.3
Performance Group	485.8	476.4	513.7
Heritage Group	246.4	247.2	319.0
Other	52.1	56.9	80.8
Corporate	341.4	410.6	362.6
Total	$2,504.5	$2,622.2	$2,614.4
Goodwill:
Lifestyle Group	$323.8	$329.0	$349.5
Performance Group	92.5	92.8	87.0
Heritage Group	22.5	23.5	23.4
Total	$438.8	$445.3	$459.9

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2014	2013	2012
United States	$1,990.2	$1,984.8	$1,079.9
Foreign:
Europe, Middle East and Africa	391.0	362.0	310.1
Canada	163.0	166.2	112.6
Other	216.9	178.1	138.2
Total from foreign territories	770.9	706.3	560.9
Total revenue	$2,761.1	$2,691.1	$1,640.8
The location of the Company’s tangible long-lived assets (primarily property, plant and equipment) is as follows:

(In millions)	January 3, 2015	December 28, 2013	December 29, 2012
United States	$126.8	$136.7	$136.8
Foreign countries	10.0	15.2	14.2
Total	$136.8	$151.9	$151.0
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2014, the Company sourced approximately 99% of its footwear products from third-party suppliers located primarily in the Asia Pacific region. For fiscal 2014, the remainder was produced at Company-owned manufacturing facilities in the U.S. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

16.	RESTRUCTURING ACTIVITIES
2014 Restructuring Activities
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations. As a part of the 2014 Plan, the Company intends to close up to 140 retail stores by the end of fiscal 2015, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company estimates pretax charges related to the 2014 Plan will range from $26.6 million to $32.0 million. The Company will record the remaining charges in fiscal 2015 as it executes specific components of the 2014 Plan. Approximately $9.6 million to $11.6 million of this estimate represents non-cash charges. Once fully implemented, the Company expects annual pretax benefits of approximately $11.0 million as a result of the 2014 Plan.
The Company closed 58 retail stores in connection with the 2014 Plan during fiscal 2014. The balance of the estimated 140 total store closures are expected to occur in fiscal 2015, with the majority of closures occurring during the fourth quarter of fiscal 2015.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$—	$—	$—
Restructuring costs	2.6	5.5	13.1	21.2
Amounts paid	(1.6)	—	(3.4)	(5.0)
Charges against assets	—	(5.5)	(3.2)	(8.7)
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5

As part of the 2014 Plan, property and equipment related to retail stores was measured at fair value on a nonrecurring basis using significant unobservable inputs. The following is a summary of the fair value of the assets and the impairment recognized during fiscal 2014.

(In millions)	Fair Value	Impairment
Property and equipment	$0.6	$5.5
The property and equipment was valued using an income approach based on the discounted cash flows of the associated retail store locations (Level 3). See Note 10 to the consolidated financial statements for additional information on Level 3 fair value measurements.
In addition to the amounts recorded under the 2014 Plan, the Company recorded an other-than-temporary impairment of an equity method investment, reserved certain receivables within the Company’s international operations and recorded other exit costs totaling $4.8 million during fiscal 2014, of which $1.4 million was a cash cost.
The Company recorded the costs related to the 2014 restructuring activities within its Corporate category in the restructuring costs line item as a component of selling, general and administrative expenses in the consolidated statements of operations.
2013 Restructuring Activities
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (“the 2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $1.0 million during fiscal 2014. The Company considers the 2013 Plan complete and all costs incurred have been recognized in the Company’s Corporate category and are included in the restructuring costs line item as a component of cost of goods sold in the consolidated statements of operations.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2013 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 29, 2012	$—	$—	$—
Restructuring costs	1.4	6.2	7.6
Amounts paid	(1.4)	—	(1.4)
Charges against assets	—	(5.7)	(5.7)
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.9	1.0
Amounts paid	(0.1)	(1.2)	(1.3)
Charges against assets	—	(0.2)	(0.2)
Balance at January 3, 2015	$—	$—	$—
In addition to the amounts recorded under the 2013 Plan, the Company recorded an impairment of $0.7 million during fiscal 2013 related to certain consumer-direct store assets where the estimated future cash flows did not support the net book value of the store assets.

17.	BUSINESS ACQUISITIONS
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
For fiscal 2014, the Company incurred $15.2 million of acquisition-related integration costs included within selling, general and administrative expenses within the Company’s consolidated statements of operations. These costs include other purchased services ($1.1 million), compensation expenses ($3.9 million) and other integration costs ($10.2 million). For fiscal 2013, the Company incurred $41.5 million of acquisition-related integration costs included within selling, general and administrative expenses within the Company’s consolidated statements of operations. These costs include compensation expenses ($26.2 million), other purchased services ($10.6 million), amortization expense related to short-lived intangible assets ($2.4 million) and professional and legal fees ($2.3 million). For fiscal 2012, the Company incurred $42.2 million of acquisition-related transaction and integration costs of which $4.5 million, $32.5 million and $5.2 million were included within cost of goods sold, selling, general, and administrative expenses and interest expense, respectively, within the Company’s consolidated statements of operations. The charge to cost of goods sold of $4.5 million relates to the fair value adjustment to acquisition-date inventory and severance costs. The costs within selling, general and administrative expenses include professional and legal fees ($14.9 million), taxes paid on behalf of the seller ($9.7 million), other purchased services ($5.2 million) and severance ($2.7 million). The $5.2 million of interest expense includes an acquisition-related financing commitment fee and refinancing fees associated with the Company’s acquisition of PLG.
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

18.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$607.8	$3,276.1	$848.8	$(1,971.6)	$2,761.1
Cost of goods sold	442.9	2,594.9	483.5	(1,847.5)	1,673.8
Restructuring costs	0.1	—	0.9	—	1.0
Gross profit	164.8	681.2	364.4	(124.1)	1,086.3
Selling, general and administrative expenses	126.1	555.1	258.1	(124.1)	815.2
Acquisition-related integration costs	6.5	1.1	7.6	—	15.2
Restructuring costs	3.0	10.4	12.6	—	26.0
Operating profit	29.2	114.6	86.1	—	229.9
Other expenses:
Interest expense, net	45.4	0.1	(0.1)	—	45.4
Debt extinguishment costs	1.3	—	—	—	1.3
Other expense (income), net	—	(1.3)	3.0	—	1.7
Total other expense (income)	46.7	(1.2)	2.9	—	48.4
Earnings (loss) before income taxes	(17.5)	115.8	83.2	—	181.5
Income tax expense	0.7	37.7	9.2	—	47.6
Earnings (loss) before equity in earnings of consolidated subsidiaries	(18.2)	78.1	74.0	—	133.9
Equity in earnings of consolidated subsidiaries	151.3	9.4	74.7	(235.4)	—
Net earnings	133.1	87.5	148.7	(235.4)	133.9
Less: net earnings attributable to noncontrolling interest	—	—	0.8	—	0.8
Net earnings attributable to Wolverine World Wide, Inc.	$133.1	$87.5	$147.9	$(235.4)	$133.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$133.1	$87.5	$148.7	$(235.4)	$133.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17.4)	—	(18.5)	17.4	(18.5)
Change in fair value of foreign exchange contracts	9.4	—	9.4	(9.4)	9.4
Change in fair value of interest rate swap	(0.2)	—	—	—	(0.2)
Pension adjustments	(32.1)	(10.3)	—	10.3	(32.1)
Other comprehensive income (loss)	(40.3)	(10.3)	(9.1)	18.3	(41.4)
Comprehensive income	92.8	77.2	139.6	(217.1)	92.5
Less: comprehensive (loss) income attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.8	$77.2	$139.9	$(217.1)	$92.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$538.2	$3,849.1	$774.4	$(2,470.6)	$2,691.1
Cost of goods sold	383.8	3,207.9	415.4	(2,388.1)	1,619.0
Restructuring costs	0.1	—	7.5	—	7.6
Gross profit	154.3	641.2	351.5	(82.5)	1,064.5
Selling, general and administrative expenses	139.0	506.7	266.8	(82.5)	830.0
Acquisition-related integration costs	16.9	14.9	9.7	—	41.5
Restructuring costs	—	—	0.7	—	0.7
Operating profit (loss)	(1.6)	119.6	74.3	—	192.3
Other expenses:
Interest expense, net	52.1	(0.2)	0.1	—	52.0
Debt extinguishment costs	13.1	—	—	—	13.1
Other expense (income), net	(3.7)	0.1	3.1	—	(0.5)
Total other expense (income)	61.5	(0.1)	3.2	—	64.6
Earnings (loss) before income taxes	(63.1)	119.7	71.1	—	127.7
Income tax expense	1.5	19.3	5.9	—	26.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(64.6)	100.4	65.2	—	101.0
Equity in earnings of consolidated subsidiaries	165.0	114.5	21.7	(301.2)	—
Net earnings	100.4	214.9	86.9	(301.2)	101.0
Less: net earnings attributable to noncontrolling interest	—	—	0.6	—	0.6
Net earnings attributable to Wolverine World Wide, Inc.	$100.4	$214.9	$86.3	$(301.2)	$100.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$100.4	$214.9	$86.9	$(301.2)	$101.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.4)	—	(5.4)	5.4	(5.4)
Change in fair value of foreign exchange contracts	0.9	—	0.9	(0.9)	0.9
Change in fair value of interest rate swap	1.6	—	—	—	1.6
Pension adjustments	81.2	13.1	—	(13.1)	81.2
Other comprehensive income (loss)	78.3	13.1	(4.5)	(8.6)	78.3
Comprehensive (loss) income	178.7	228.0	82.4	(309.8)	179.3
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.1)	—	0.6	—	0.5
Comprehensive income attributable to Wolverine World Wide, Inc.	$178.8	$228.0	$81.8	$(309.8)	$178.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$527.1	$1,065.7	$539.2	$(491.2)	$1,640.8
Cost of goods sold	390.6	780.6	277.1	(440.2)	1,008.1
Acquisition-related transaction and integration costs	0.8	3.7	—	—	4.5
Gross profit	135.7	281.4	262.1	(51.0)	628.2
Selling, general and administrative expenses	123.0	206.0	204.7	(51.7)	482.0
Acquisition-related transaction and integration costs	31.3	1.2	—	—	32.5
Operating profit (loss)	(18.6)	74.2	57.4	0.7	113.7
Other expenses:
Interest expense, net	13.9	(0.2)	0.3	—	14.0
Acquisition-related interest expense	5.2	—	—	—	5.2
Other expense (income), net	0.4	(0.2)	0.1	—	0.3
Total other expense (income)	19.5	(0.4)	0.4	—	19.5
Earnings (loss) before income taxes	(38.1)	74.6	57.0	0.7	94.2
Income tax expense (benefit)	12.3	(0.1)	1.2	—	13.4
Earnings (loss) before equity in earnings of consolidated subsidiaries	(50.4)	74.7	55.8	0.7	80.8
Equity in earnings of consolidated subsidiaries	131.1	54.4	61.2	(246.7)	—
Net earnings	80.7	129.1	117.0	(246.0)	80.8
Less: net earnings attributable to noncontrolling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$80.7	$129.1	$116.9	$(246.0)	$80.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$80.7	$129.1	$117.0	$(246.0)	$80.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.7	—	5.7	(5.7)	5.7
Change in fair value of foreign exchange contracts	(5.0)	—	(5.0)	5.0	(5.0)
Change in fair value of interest rate swap	(1.0)	—	—	—	(1.0)
Pension adjustments	(16.2)	—	—	—	(16.2)
Other comprehensive (loss) income	(16.5)	—	0.7	(0.7)	(16.5)
Comprehensive income	64.2	129.1	117.7	(246.7)	64.3
Less comprehensive income (loss) attributable to noncontrolling interest	(0.1)	—	0.1	—	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$64.3	$129.1	$117.6	$(246.7)	$64.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11.4	$3.3	$209.1	$—	$223.8
Accounts receivable, net	18.8	181.4	112.5	—	312.7
Inventories:
Finished products, net	59.5	260.0	78.6	—	398.1
Raw materials and work-in-process, net	2.1	1.3	12.5	—	15.9
Total inventories	61.6	261.3	91.1	—	414.0
Deferred income taxes	12.8	14.0	1.3	—	28.1
Prepaid expenses and other current assets	24.8	21.4	17.4	—	63.6
Total current assets	129.4	481.4	431.4	—	1,042.2
Property, plant and equipment:
Gross cost	230.7	150.7	33.9	—	415.3
Accumulated depreciation	(183.3)	(72.6)	(22.6)	—	(278.5)
Property, plant and equipment, net	47.4	78.1	11.3	—	136.8
Other assets:
Goodwill	7.9	353.0	77.9	—	438.8
Indefinite-lived intangibles	4.3	674.9	11.3	—	690.5
Amortizable intangibles, net	0.6	111.5	—	—	112.1
Deferred income taxes	—	—	2.8	—	2.8
Deferred financing costs, net	16.5	—	—	—	16.5
Other	49.8	11.9	3.1	—	64.8
Intercompany accounts receivable	22.1	2,225.4	621.1	(2,868.6)	—
Investment in affiliates	3,158.2	608.8	1,221.3	(4,988.3)	—
Total other assets	3,259.4	3,985.5	1,937.5	(7,856.9)	1,325.5
Total assets	$3,436.2	$4,545.0	$2,380.2	$(7,856.9)	$2,504.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$66.4	$45.5	$—	$149.4
Accrued salaries and wages	23.2	6.0	6.9	—	36.1
Other accrued liabilities	31.6	40.9	36.0	—	108.5
Current maturities of long-term debt	46.7	—	—	—	46.7
Total current liabilities	139.0	113.3	88.4	—	340.7
Long-term debt, less current maturities	853.5	0.6	—	—	854.1
Accrued pension liabilities	106.6	21.5	—	—	128.1
Deferred income taxes	(60.7)	274.7	3.0	—	217.0
Other liabilities	13.3	10.6	2.7	—	26.6
Intercompany accounts payable	1,451.0	734.5	683.1	(2,868.6)	—
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	933.5	3,389.8	1,598.5	(4,988.3)	933.5
Noncontrolling interest	—	—	4.5	—	4.5
Total stockholders’ equity	933.5	3,389.8	1,603.0	(4,988.3)	938.0
Total liabilities and stockholders’ equity	$3,436.2	$4,545.0	$2,380.2	$(7,856.9)	$2,504.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18.8	$15.0	$180.4	$—	$214.2
Accounts receivable, net	63.9	213.2	121.0	—	398.1
Inventories:
Finished products, net	55.0	270.8	81.0	(0.8)	406.0
Raw materials and work-in-process, net	(0.1)	0.9	21.4	—	22.2
Total inventories	54.9	271.7	102.4	(0.8)	428.2
Deferred income taxes	15.3	12.6	1.2	—	29.1
Prepaid expenses and other current assets	26.9	11.1	10.4	—	48.4
Total current assets	179.8	523.6	415.4	(0.8)	1,118.0
Property, plant and equipment:
Gross cost	223.7	143.2	49.2	—	416.1
Accumulated depreciation	(174.4)	(57.4)	(32.4)	—	(264.2)
Property, plant and equipment, net	49.3	85.8	16.8	—	151.9
Other assets:
Goodwill	7.7	354.3	83.3	—	445.3
Indefinite-lived intangibles	4.4	674.7	11.4	—	690.5
Amortizable intangibles, net	0.2	126.4	0.1	—	126.7
Deferred income taxes	—	—	3.4	—	3.4
Deferred financing costs, net	22.0	—	—	—	22.0
Other	46.0	12.3	5.3	0.8	64.4
Intercompany accounts receivable	—	1,445.4	347.5	(1,792.9)	—
Investment in affiliates	3,033.2	555.6	393.5	(3,982.3)	—
Total other assets	3,113.5	3,168.7	844.5	(5,774.4)	1,352.3
Total assets	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31.6	$61.7	$41.9	$—	$135.2
Accrued salaries and wages	27.0	8.6	5.9	—	41.5
Other accrued liabilities	40.8	22.1	36.4	—	99.3
Current maturities of long-term debt	53.3	—	—	—	53.3
Total current liabilities	152.7	92.4	84.2	—	329.3
Long-term debt, less current maturities	1,096.7	—	—	—	1,096.7
Accrued pension liabilities	60.9	13.3	—	—	74.2
Deferred income taxes	(38.2)	287.7	4.4	—	253.9
Other liabilities	12.4	11.5	2.8	—	26.7
Intercompany accounts payable	1,220.5	153.7	418.7	(1,792.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	837.6	3,219.5	762.8	(3,982.3)	837.6
Noncontrolling interest	—	—	3.8	—	3.8
Total stockholders’ equity	837.6	3,219.5	766.6	(3,982.3)	841.4
Total liabilities and stockholders’ equity	$3,342.6	$3,778.1	$1,276.7	$(5,775.2)	$2,622.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$274.1	$9.1	$31.4	$—	$314.6
Investing activities
Additions to property, plant and equipment	(7.7)	(19.6)	(2.7)	—	(30.0)
Investment in joint ventures	—	—	(1.1)	—	(1.1)
Other	(2.4)	(1.2)	(0.1)	—	(3.7)
Net cash used in investing activities	(10.1)	(20.8)	(3.9)	—	(34.8)
Financing activities
Payments of long-term debt	(249.8)	—	—	—	(249.8)
Cash dividends paid	(24.0)	—	—	—	(24.0)
Purchases of shares under employee stock plans	(10.5)	—	—	—	(10.5)
Proceeds from the exercise of stock options	7.3	—	—	—	7.3
Excess tax benefits from stock-based compensation	5.6	—	—	—	5.6
Contributions from noncontrolling interest	—	—	1.0	—	1.0
Net cash (used in) provided by financing activities	(271.4)	—	1.0	—	(270.4)
Effect of foreign exchange rate changes	—	—	0.2	—	0.2
Increase (decrease) in cash and cash equivalents	(7.4)	(11.7)	28.7	—	9.6
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the year	$11.4	$3.3	$209.1	$—	$223.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$127.1	$(10.0)	$85.2	$—	$202.3
Investing activities
Additions to property, plant and equipment	(11.9)	(25.0)	(4.8)	—	(41.7)
Proceeds from sale of property, plant and equipment	—	2.8	—		2.8
Investment in joint ventures	—	—	(2.5)	—	(2.5)
Other	(2.9)	(1.3)	0.9	—	(3.3)
Net cash (used in) investing activities	(14.8)	(23.5)	(6.4)	—	(44.7)
Financing activities
Borrowings of long-term debt	775.0	—	—	—	775.0
Payments of long-term debt	(875.0)	—	—	—	(875.0)
Payments of debt issuance costs	(2.3)	—	—	—	(2.3)
Cash dividends paid	(23.7)	—	—	—	(23.7)
Purchases of shares under employee stock plans	(0.8)	—	—	—	(0.8)
Proceeds from the exercise of stock options	8.6	—	—	—	8.6
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Contributions from noncontrolling interest	—	—	2.0	—	2.0
Net cash provided by (used in) financing activities	(114.8)	—	2.0	—	(112.8)
Effect of foreign exchange rate changes	—	—	(2.0)	—	(2.0)
Increase (decrease) in cash and cash equivalents	(2.5)	(33.5)	78.8	—	42.8
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the year	$18.8	$15.0	$180.4	$—	$214.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 29, 2012

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$11.0	$26.0	$54.6	$—	$91.6
Investing activities
Business acquisition, net of cash acquired	(1,160.7)	23.6	(88.8)	—	(1,225.9)
Additions to property, plant and equipment	(10.8)	(4.1)	—	—	(14.9)
Investment in joint venture	—	—	(2.9)	—	(2.9)
Other	(2.4)	—	—	—	(2.4)
Net cash (used in) provided by investing activities	(1,173.9)	19.5	(91.7)	—	(1,246.1)
Financing activities
Net repayments under revolving credit agreement	(11.0)	—	—	—	(11.0)
Borrowings of long-term debt	1,275.0	—	—	—	1,275.0
Payments of long-term debt	(25.0)	—	(0.5)	—	(25.5)
Payments of debt issuance costs	(40.1)	—	—	—	(40.1)
Cash dividends paid	(23.6)	—	—	—	(23.6)
Purchase of common stock for treasury	(2.4)	—	—	—	(2.4)
Purchases of shares under employee stock plans	(11.7)	—	—	—	(11.7)
Proceeds from the exercise of stock options	11.6	—	—	—	11.6
Excess tax benefits from stock-based compensation	9.9	—	—	—	9.9
Contributions from noncontrolling interest	—	—	1.2	—	1.2
Net cash provided by financing activities	1,182.7	—	0.7	—	1,183.4
Effect of foreign exchange rate changes	—	—	2.5	—	2.5
Increase (decrease) in cash and cash equivalents	19.8	45.5	(33.9)	—	31.4
Cash and cash equivalents at beginning of the year	1.5	3.0	135.5	—	140.0
Cash and cash equivalents at end of the year	$21.3	$48.5	$101.6	$—	$171.4

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16- or 17-week period for the fiscal fourth quarter. The fourth quarter of fiscal 2014 consists of 17 weeks and the fourth quarter of fiscal 2013 consists of 16 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2014
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$627.6	$613.5	$711.1	$808.9
Gross profit	255.8	245.7	284.7	300.1
Net earnings attributable to Wolverine World Wide, Inc.	37.1	27.5	57.8	10.7
Net earnings per share:
Basic	$0.37	$0.28	$0.58	$0.11
Diluted	0.36	0.27	0.57	0.10

	Fiscal 2013
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$645.9	$587.8	$716.6	$740.8
Gross profit	262.1	241.1	286.0	275.3
Net earnings (loss) attributable to Wolverine World Wide, Inc.	29.8	17.9	54.4	(1.7)
Net earnings (loss) per share:
Basic	$0.30	$0.18	$0.55	$(0.02)
Diluted	0.30	0.18	0.54	(0.02)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 3, 2015 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 3, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended January 3, 2015, and our report dated March 3, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 3, 2015

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of January 3, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of January 3, 2015.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the seventeen-week period ended January 3, 2015 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The Company’s Audit Committee is comprised of three Board members, all of whom are independent under independence standards adopted by the Board and applicable SEC regulations and New York Stock Exchange standards (including independence standards related specifically to Audit Committee membership). The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have an understanding of financial statements, internal controls and audit committee functions. The Company’s Board of Directors has determined that Jeffrey M. Boromisa and William K. Gerber are audit committee financial experts, as defined by the SEC. Additional information regarding the Audit Committee is provided in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, under the caption “Corporate Governance” under the subheading “Board Committees.”
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
The information regarding directors of the Company contained under the caption “Board of Directors” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference.

The information regarding directors and executive officers of the Company under the caption “Additional Information” under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference.

Item 11.	Executive Compensation
The information contained under the captions “Non-Employee Director Compensation in Fiscal Year 2014,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2014,” “Pension Plans and 2014 Pension Benefits” and “Potential Payments Upon Termination or Change in Control” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheadings “Risk Considerations in Compensation Programs” and “Board Committees” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained under the caption “Securities Ownership of Officers and Directors and Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of January 3, 2015:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,397,993	(2), (3)	$18.36	7,918,403	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	6,397,993		$18.36	7,918,403

(1)
Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.

(2)
Includes: (i) 5,863,065 stock options awarded to employees under the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010 and the Stock Incentive Plan of 2013; and (ii) and 534,928 stock options awarded to non-employee directors under the Stock Incentive Plan of 2013, Stock Incentive Plan of 2010, the Amended and Restated Stock Incentive Plan of 2005 and the Amended and Restated Directors’ Stock Option Plan last approved by stockholders in 2002. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.

(3)	Of this amount, 2,047,294 options were not exercisable as of January 3, 2015 due to vesting restrictions.

(4)
Comprised of: (i) 253,575 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 7,664,828 shares issuable under the Stock Incentive Plan of 2013.

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment of the next cash dividend on the Company’s common stock. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 441,302 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
The Stock Incentive Plan of 2013 is an equity-based incentive plan for officers, key employees, and directors. The Stock Incentive Plan of 2013 authorizes awards of stock options, restricted common stock, common stock, restricted stock units and/or stock appreciation rights. The Stock Incentive Plan of 2013 provides that each share of restricted or unrestricted common stock and each restricted stock unit issued under the plan is counted as 2.6 shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes only stock options will be issued under the plan in the future; each stock option counts as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes, expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.
Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of January 3, 2015:

•	Outside Directors’ Deferred Compensation Plan: 253,575

•	Stock Incentive Plan of 2013: 2,948,011

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information contained under the caption “Related Party Matters” under the subheadings “Certain Relationships and Related Transactions” and “Related Person Transactions Policy” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference. The information contained under the caption “Corporate Governance” under the subheading “Director Independence” contained in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information contained under the caption “Independent Registered Public Accounting Firm” in the Definitive Proxy Statement of the Company with respect to the Annual Meeting of Stockholders to be held on April 22, 2015, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012.

•	Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 3, 2015, December 28, 2013 and December 29, 2012.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
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

WOLVERINE WORLD WIDE, INC.

Date:	March 3, 2015	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2015
Blake W. Krueger

	/s/ Donald T. Grimes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2015
Donald T. Grimes

	*/s/ Jeffrey M. Boromisa	Director	March 3, 2015
Jeffrey M. Boromisa

	*/s/ Gina R. Boswell	Director	March 3, 2015
Gina R. Boswell

	*/s/ Roxane Divol	Director	March 3, 2015
Roxane Divol

	*/s/ William K. Gerber	Director	March 3, 2015
William K. Gerber

	*/s/ Joseph R. Gromek	Director	March 3, 2015
Joseph R. Gromek

	*/s/ David T. Kollat	Director	March 3, 2015
David T. Kollat

	*/s/ Brenda J. Lauderback	Director	March 3, 2015
Brenda J. Lauderback

	*/s/ Nicholas T. Long	Director	March 3, 2015
Nicholas T. Long

	*/s/ Timothy J. O’Donovan	Director	March 3, 2015
Timothy J. O’Donovan

	*/s/ Michael A. Volkema	Director	March 3, 2015
Michael A. Volkema

*By:	/s/ Blake W. Krueger	Attorney-in-Fact	March 3, 2015
Blake W. Krueger

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended January 3, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$18.3	$34.9	—	$32.6	(A)	$20.6
Allowance for sales returns	15.4	68.9	—	68.4	(B)	15.9
Allowance for cash discounts	4.1	19.7	—	19.3	(C)	4.5
Inventory valuation allowances	14.0	14.0	—	16.6	(D)	11.4
Total	$51.8	$137.5	—	$136.9		$52.4
Fiscal year ended December 28, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$10.1	$21.1	—	$12.9	(A)	$18.3
Allowance for sales returns	11.4	74.6	—	70.6	(B)	15.4
Allowance for cash discounts	5.2	19.2	—	20.3	(C)	4.1
Inventory valuation allowances	12.5	11.3	—	9.8	(D)	14.0
Total	$39.2	$126.2	—	$113.6		$51.8
Fiscal year ended December 29, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4.8	$8.7	—	$3.4	(A)	$10.1
Allowance for sales returns	5.2	53.9	—	47.7	(B)	11.4
Allowance for cash discounts	2.7	11.8	—	9.3	(C)	5.2
Inventory valuation allowances	10.3	7.8	—	5.6	(D)	12.5
Total	$23.0	$82.2	—	$66.0		$39.2

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1

EXHIBIT INDEX

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated as of May 1, 2012, by and among WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Collective Brands, Inc. and Wolverine World Wide, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 11, 2013.
3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.
4.1
Senior Notes Indenture, dated October 9, 2012, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

4.2	Form of 6.125% Senior Note due 2020. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012.
4.3
Registration Rights Agreement, dated October 9, 2012, among the Wolverine World Wide, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

10.1	Amended and Restated Stock Incentive Plan of 1999.* Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Stock Incentive Plan of 2001.* Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Stock Incentive Plan of 2003.* Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.4	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.5	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.6	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.7	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012.
10.8	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012.
10.9	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.10
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.10.

10.11
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.11

10.12
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and executive officer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007.

10.13	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.14	Employees’ Pension Plan (Restated as amended through December 23, 2014).*
10.15	Form of Incentive Stock Option Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.16	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.17	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.18	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006.

E-1

Exhibit Number	Document

10.19	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012.
10.20	Form of Stock Option Agreement for non-employee directors.* Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
10.21	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.22	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.23	Form of Performance Share Award Agreement (2013 - 2015 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 14, 2014.
10.24	Form of Performance Share Award Agreement (2014 - 2016 performance period).* Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 14, 2014.
10.25	Form of Performance Share Award Agreement (2015 - 2017 performance period).*
10.26	Form of Performance Share Award Agreement (2015 performance period) for Blake W. Krueger.*
10.27	Form of Performance Share Award Agreement (2015 - 2016 performance period) for Blake W. Krueger.*
10.28
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.29
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.30
409A Supplemental Executive Retirement Plan.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.30.

10.31
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.32	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.33	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.34	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.35
Limited Guarantee, dated as of May 1, 2012, entered into by Wolverine World Wide, Inc. in favor of Collective Brands, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.36
Purchase Agreement, dated as of May 1, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.37
Interim Agreement, dated as of May 1, 2012, by and among Wolverine World Wide, Inc., WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Golden Gate Capital Opportunity Fund, L.P. and Blum Strategic Partners IV, L.P. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.38
Separation Agreement, dated as of May 1, 2012, by and between Wolverine World Wide, Inc. and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.39
Amendment No. 1 to Separation Agreement, dated as of October 9, 2012, by and between the Company and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

10.40
Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012.

E-2

Exhibit Number	Document

10.41
Credit Agreement, dated as of July 31, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012.

10.42
First Amendment to Credit Agreement, dated as of September 28, 2012, by and among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012.

10.43
Second Amendment to the Credit Agreement, dated as of October 8, 2012, among Wolverine World Wide, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association, as syndication agent and as a lender, Fifth Third Bank, as documentation agent and as a lender, and PNC Bank, National Association, as documentation agent and as a lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

10.44
Replacement Facility Amendment, dated as of October 10, 2013, to the Amended and Restated Credit Agreement among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013.

10.45
Omnibus Amendment, dated as of December 19, 2014 to the Amended and Restated Credit Agreement dated as of October 10, 2013 among Wolverine World Wide, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., Fifth Third Bank, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., And BBVA Compass Bank, as co-documentation agents, J.P. Morgan Europe Limited, as foreign currency agent, and JPMorgan Chase Bank, N.A., as administrative agent.

10.46	Receivables Sales Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-3