Form 10-Q
period 2015-03-28
WOLVERINE WORLD WIDE INC /DE/
filed 2015-05-06
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 28, 2015
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
Yes ☐    No  ☒
There were 103,218,049 shares of common stock, $1 par value, outstanding as of April 27, 2015.

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
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the “2014 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended
(In millions, except per share data)	March 28, 2015	March 22, 2014
Revenue	$631.4	$627.6
Cost of goods sold	370.0	371.4
Restructuring costs	—	0.4
Gross profit	261.4	255.8
Selling, general and administrative expenses	198.8	190.5
Acquisition-related integration costs	—	1.6
Net gain on restructuring	(1.0)	—
Operating profit	63.6	63.7
Other expenses:
Interest expense, net	9.5	10.9
Other (income) expense, net	(1.0)	0.8
Total other expenses	8.5	11.7
Earnings before income taxes	55.1	52.0
Income taxes	15.0	14.8
Net earnings	40.1	37.2
Less: net earnings attributable to noncontrolling interest	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$40.1	$37.1

Net earnings per share (see Note 3):
Basic	$0.40	$0.37
Diluted	$0.39	$0.36

Comprehensive income	$30.2	$34.3
Less: comprehensive loss attributable to noncontrolling interest	(0.2)	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$30.4	$34.4

Cash dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 28, 2015	January 3, 2015	March 22, 2014
ASSETS
Current assets:
Cash and cash equivalents	$121.3	$223.8	$166.8
Accounts receivable, less allowances:
March 28, 2015 – $40.8
January 3, 2015 – $41.0
March 22, 2014 – $34.6	357.2	312.7	484.1
Inventories:
Finished products, net	404.3	398.1	443.5
Raw materials and work-in-process, net	15.5	15.9	22.1
Total inventories	419.8	414.0	465.6
Deferred income taxes	27.9	28.1	28.3
Prepaid expenses and other current assets	61.9	63.6	40.3
Total current assets	988.1	1,042.2	1,185.1
Property, plant and equipment:
Gross cost	420.3	415.3	414.9
Accumulated depreciation	(285.0)	(278.5)	(267.3)
Property, plant and equipment, net	135.3	136.8	147.6
Other assets:
Goodwill	434.1	438.8	442.3
Indefinite-lived intangibles	690.5	690.5	690.2
Amortizable intangibles, net	108.7	112.1	123.7
Deferred income taxes	2.7	2.8	3.4
Deferred financing costs, net	15.5	16.5	21.0
Other	65.6	64.8	66.1
Total other assets	1,317.1	1,325.5	1,346.7
Total assets	$2,440.5	$2,504.5	$2,679.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 28, 2015	January 3, 2015	March 22, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96.4	$149.4	$137.4
Accrued salaries and wages	18.1	36.1	27.3
Other accrued liabilities	121.3	108.5	110.2
Current maturities of long-term debt	42.0	46.7	43.6
Borrowings under revolving credit agreement	14.5	—	34.0
Total current liabilities	292.3	340.7	352.5
Long-term debt, less current maturities	800.8	854.1	1,096.7
Accrued pension liabilities	129.1	128.1	74.5
Deferred income taxes	220.0	217.0	256.7
Other liabilities	26.9	26.6	27.4
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
March 28, 2015 – 103,856,676 shares
January 3, 2015 – 102,253,150 shares
March 22, 2014 – 101,784,796 shares	103.9	102.3	101.8
Additional paid-in capital	54.8	40.1	14.9
Retained earnings	886.3	852.2	774.3
Accumulated other comprehensive loss	(59.2)	(49.5)	(12.1)
Cost of shares in treasury:
March 28, 2015 – 668,988 shares
January 3, 2015 – 416,812 shares
March 22, 2014 – 396,690 shares	(18.7)	(11.6)	(11.1)
Total Wolverine World Wide, Inc. stockholders’ equity	967.1	933.5	867.8
Noncontrolling interest	4.3	4.5	3.8
Total stockholders’ equity	971.4	938.0	871.6
Total liabilities and stockholders’ equity	$2,440.5	$2,504.5	$2,679.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014
OPERATING ACTIVITIES
Net earnings	$40.1	$37.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10.9	12.6
Deferred income taxes	2.3	2.2
Stock-based compensation expense	6.7	4.6
Excess tax benefits from stock-based compensation	(3.4)	(3.5)
Pension contribution	—	(0.6)
Pension expense	6.4	3.0
Restructuring costs (gain)	(1.0)	0.4
Cash payments related to restructuring costs	(3.5)	(0.4)
Other	5.3	2.6
Changes in operating assets and liabilities:
Accounts receivable	(49.7)	(88.0)
Inventories	(11.3)	(39.6)
Other operating assets	4.6	8.9
Accounts payable	(51.8)	2.6
Other operating liabilities	1.4	1.9
Net cash used in operating activities	(43.0)	(56.1)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.4)	(5.6)
Investment in joint venture	—	(0.7)
Other	(0.7)	(0.4)
Net cash used in investing activities	(7.1)	(6.7)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	14.5	34.0
Payments on long-term debt	(58.0)	(9.7)
Cash dividends paid	(6.1)	(6.3)
Purchases of shares under employee stock plans	(7.4)	(9.3)
Proceeds from the exercise of stock options	5.8	2.8
Excess tax benefits from stock-based compensation	3.4	3.5
Net cash provided by (used in) financing activities	(47.8)	15.0
Effect of foreign exchange rate changes	(4.6)	0.4
Decrease in cash and cash equivalents	(102.5)	(47.4)
Cash and cash equivalents at beginning of the year	223.8	214.2
Cash and cash equivalents at end of the period	$121.3	$166.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 28, 2015 and March 22, 2014
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Soft Style®, Sperry Top-Sider®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division that markets both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
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
Seasonality
The Company’s business is subject to seasonal influences and the Company’s fiscal year has 12 weeks in each of the first three fiscal quarters and, depending on the fiscal calendar, 16 or 17 weeks in the fourth fiscal quarter. Both of these factors can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in recent years.

2.	NEW ACCOUNTING STANDARDS
In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.
In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-24 is effective for interim and fiscal periods beginning after December 15, 2015. Prospective application is required, and early adoption is permitted. The Company plans to adopt the new standard during its fourth quarter of fiscal 2015.

3.	EARNINGS PER SHARE
The Company calculates earnings per share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.
On April 24, 2014, the Company amended its Restated Certificate of Incorporation to increase the number of shares of the Company’s authorized common stock from 160,000,000 shares to 320,000,000 shares. All share data in this Quarterly Report on Form 10-Q has been presented to reflect the increase in authorized shares.

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended
(In millions, except share and per share data)	March 28, 2015	March 22, 2014
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$40.1	$37.1
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(0.7)
Net earnings used in calculating basic earnings per share	39.3	36.4
Adjustment for earnings reallocated from non-vested restricted common stock	0.1	—
Net earnings used in calculating diluted earnings per share	$39.4	$36.4
Denominator:
Weighted average shares outstanding	102,514,698	100,961,065
Adjustment for non-vested restricted common stock	(3,550,261)	(3,141,330)
Shares used in calculating basic earnings per share	98,964,437	97,819,735
Effect of dilutive stock options	1,871,886	2,056,789
Shares used in calculating diluted earnings per share	100,836,323	99,876,524
Net earnings per share:
Basic	$0.40	$0.37
Diluted	$0.39	$0.36
For the 12 weeks ended March 28, 2015 and March 22, 2014, options relating to 1,121,413 and 589,579 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(3.0)	(0.3)	(3.3)
Balance at March 22, 2014	$442.3	$690.2	$1,132.5

Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Foreign currency translation effects	(4.7)	—	(4.7)
Balance at March 28, 2015	$434.1	$690.5	$1,124.6

5.	ACCOUNTS RECEIVABLE
During the fourth quarter of fiscal 2014, the Company executed a three-year agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheets, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability at March 28, 2015 and January 3, 2015. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. As of March 28, 2015 and January 3, 2015, this program had reduced the Company's accounts receivable by $91.3 million and $60.9 million. During the 12 weeks ended March 28, 2015, the Company sold a total of $157.3 million of accounts receivable at their stated amounts, less a $0.3 million fee charged by the financial institution. The fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	March 28, 2015	January 3, 2015	March 22, 2014
Term Loan A, due October 10, 2018	$467.2	$525.2	$765.3
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Borrowings under revolving credit agreement	14.5	—	34.0
Capital lease obligation	0.6	0.6	—
Total debt	$857.3	$900.8	$1,174.3
The Company’s amended credit agreement (the “Credit Agreement”) established a term loan facility (the “Term Loan A Facility”)with a principal balance of $775.0 million. The Credit Agreement provides for a maximum debt capacity (including outstanding term loan principal and Revolving Credit Facility commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.
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
The Company had outstanding letters of credit under the Revolving Credit Facility of $3.6 million, $3.6 million and $3.3 million as of March 28, 2015, January 3, 2015 and March 22, 2014, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio. As of March 28, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement. All capitalized terms used in this paragraph are as defined in the Credit Agreement.
The Company has $375.0 million of senior notes outstanding that may be traded in the public market (the “Public Bonds”) that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a $5.0 million (or the equivalent amount in Chinese Renminbi) revolving line of credit facility that is uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility for all periods presented.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $1.0 million in both 12 week periods ended March 28, 2015 and March 22, 2014.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the 12 weeks ended March 28, 2015 and March 22, 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(5.8)	1.3		0.1	—		(4.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(2)	—	1.7	(3)	2.3
Income tax expense (benefit)	—	(0.2)		—	(0.6)		(0.8)
Net reclassifications	—	0.4		—	1.1		1.5
Net current-period other comprehensive income (loss) (1)	(5.8)	1.7		0.1	1.1		(2.9)
Balance of accumulated other comprehensive income (loss) as of March 22, 2014	$(5.3)	$0.9		$0.7	$(8.4)		$(12.1)

Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(17.4)	7.1		(0.7)	—		(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.5)	(2)	—	4.8	(3)	2.3
Income tax expense (benefit)	—	0.7		—	(1.7)		(1.0)
Net reclassifications	—	(1.8)		—	3.1		1.3
Net current-period other comprehensive income (loss) (1)	(17.4)	5.3		(0.7)	3.1		(9.7)
Balance of accumulated other comprehensive income (loss) as of March 28, 2015	$(34.3)	$13.9		$(0.3)	$(38.5)		$(59.2)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	March 28, 2015	January 3, 2015	March 22, 2014
Carrying value	$842.2	$900.2	$1,140.3
Fair value	877.8	928.4	1,175.5
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
The notional amounts of the Company’s derivative instruments are as follows:

	March 28, 2015	January 3, 2015	March 22, 2014
Foreign exchange contracts:
Notional amount (in millions)	$136.8	$141.6	$97.0
Maturities (in days)	370	336	308
Interest rate swap:
Notional amount (in millions)	$386.6	$405.4	$443.6
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 28, 2015	January 3, 2015	March 22, 2014
Financial assets:
Foreign exchange contracts asset	$10.4	$8.6	$2.2
Interest rate swap asset	—	0.6	1.0
Financial liabilities:
Foreign exchange contracts liability	—	—	1.0
Interest rate swap liability	0.4	—	—
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the 12 weeks ended March 28, 2015 or March 22, 2014. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
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

9.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $6.7 million and related income tax benefits of $2.2 million for grants under its stock-based compensation plans for the 12 weeks ended March 28, 2015. The Company recognized compensation expense of $4.6 million and related income tax benefits of $1.5 million for grants under its stock-based compensation plans for the 12 weeks ended March 22, 2014.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 12 weeks ended March 28, 2015 and March 22, 2014 was $6.30 and $6.19, respectively, with the following weighted average assumptions:

	12 Weeks Ended
	March 28, 2015	March 22, 2014
Expected market price volatility (1)	28.8%	29.6%
Risk-free interest rate (2)	1.3%	1.1%
Dividend yield (3)	0.9%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 1,746,536 and 1,227,651 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended March 28, 2015 and March 22, 2014, respectively. During the 12 weeks ended March 28, 2015 and March 22, 2014, the Company canceled 143,010 and 252,213 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014
Service cost pertaining to benefits earned during the period	$2.1	$1.7
Interest cost on projected benefit obligations	4.2	4.7
Expected return on pension assets	(4.7)	(5.1)
Net amortization loss	4.8	1.7
Net pension expense	$6.4	$3.0

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended March 28, 2015 and March 22, 2014 was 27.3% and 28.5%, respectively. The lower effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.
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
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010 in the majority of tax jurisdictions.

12.	LITIGATION AND CONTINGENCIES
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
The Company is also involved in routine non-environmental litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is management’s opinion that the outcome of these items will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Minimum future royalty and advertising obligations for the fiscal periods subsequent to March 28, 2015 under the terms of certain licenses held by the Company are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Minimum royalties	$1.3	$—	$—	$—	$—	$—
Minimum advertising	6.9	3.1	3.2	3.3	3.4	7.1
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.6 million for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.8 million and $1.0 million for the 12 weeks ended March 28, 2015 and March 22, 2014, respectively.

13.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined are reportable operating segments.

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, and Cushe® footwear and includes Patagonia® footwear during fiscal 2014;

•	Lifestyle Group, consisting of Sperry ® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Reported revenue for the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party licensees and distributors; and revenue from the Company’s mono-branded consumer-direct business.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration and restructuring costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014
Revenue:
Performance Group	$243.4	$248.8
Lifestyle Group	243.0	238.0
Heritage Group	126.1	120.7
Other	18.9	20.1
Total	$631.4	$627.6
Operating profit (loss):
Performance Group	$55.7	$58.0
Lifestyle Group	29.5	25.0
Heritage Group	18.1	17.7
Other	(0.3)	(1.4)
Corporate	(39.4)	(35.6)
Total	$63.6	$63.7

(In millions)	March 28, 2015	January 3, 2015	March 22, 2014
Total assets:
Performance Group	$533.1	$485.8	$554.9
Lifestyle Group	1,406.6	1,378.8	1,482.6
Heritage Group	230.7	246.4	219.9
Other	57.1	52.1	60.4
Corporate	213.0	341.4	361.6
Total	$2,440.5	$2,504.5	$2,679.4
Goodwill:
Performance Group	$92.4	$92.5	$92.8
Lifestyle Group	320.0	323.8	326.1
Heritage Group	21.7	22.5	23.4
Total	$434.1	$438.8	$442.3

14.	RESTRUCTURING ACTIVITIES
2014 Restructuring Activities
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company intends to close up to 140 retail stores by the end of 2015, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company currently estimates pretax charges related to the 2014 Plan will range from $39.0 million to $43.0 million compared to the original estimate of $26.6 million to $32.0 million. The increase in estimated costs is driven by the Company's expansion of the Plan to further consolidate its international operations and higher retail store exit costs. The Company estimates it will record the remaining charges through the first quarter of fiscal 2016 as it executes specific components of the 2014 Plan. Approximately $11.0 million to $14.0 million of this estimate represents non-cash charges. Once fully implemented, the Company expects annual pretax benefits of approximately $12.5 million as a result of the 2014 Plan.
The Company closed 58 retail stores in connection with the 2014 Plan during fiscal 2014 and four stores during the first quarter of fiscal 2015. The balance of the estimated 140 total store closures is expected to occur in fiscal 2015, with the majority of closures occurring during the fourth quarter of fiscal 2015.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$6.5	$7.5
Net gain on restructuring	0.7	(1.7)	(1.0)
Amounts paid	(1.1)	(2.4)	(3.5)
Balance at March 28, 2015	$0.6	$2.4	$3.0
The Company recorded the costs related to the 2014 restructuring activities within its Corporate category in the net gain on restructuring line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.
2013 Restructuring Activities
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.4 million during fiscal 2014. The Company does not expect to recognize any further significant costs for the 2013 Plan. The Company considers the 2013 Plan complete and all costs incurred have been recognized in the Company’s Corporate category and are included in the

Restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.
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
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$135.8	$947.7	$191.2	$(643.3)	$631.4
Cost of goods sold	98.5	811.0	89.3	(628.8)	370.0
Gross profit	37.3	136.7	101.9	(14.5)	261.4
Selling, general and administrative expenses	47.7	106.8	58.8	(14.5)	198.8
Restructuring costs (gain)	0.4	0.6	(2.0)	—	(1.0)
Operating profit (loss)	(10.8)	29.3	45.1	—	63.6
Other expenses:
Interest expense (income), net	9.5	0.1	(0.1)	—	9.5
Other expense (income), net	—	(1.2)	0.2	—	(1.0)
Total other expenses (income)	9.5	(1.1)	0.1	—	8.5
Earnings (loss) before income taxes	(20.3)	30.4	45.0	—	55.1
Income tax expense (benefit)	(7.9)	11.8	11.1	—	15.0
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(12.4)	18.6	33.9	—	40.1
Equity in earnings (loss) of consolidated subsidiaries	52.5	(39.4)	61.7	(74.8)	—
Net earnings (loss)	40.1	(20.8)	95.6	(74.8)	40.1
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$40.1	$(20.8)	$95.6	$(74.8)	$40.1

Comprehensive income (loss)	$30.4	$(20.8)	$83.3	$(62.7)	$30.2
Less: comprehensive loss attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$30.4	$(20.8)	$83.5	$(62.7)	$30.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$114.5	$939.7	$199.8	$(626.4)	$627.6
Cost of goods sold	77.0	798.2	109.3	(613.1)	371.4
Restructuring costs	—	—	0.4	—	0.4
Gross profit	37.5	141.5	90.1	(13.3)	255.8
Selling, general and administrative expenses	38.4	104.9	60.6	(13.4)	190.5
Acquisition-related integration costs	1.0	0.6	—	—	1.6
Operating profit (loss)	(1.9)	36.0	29.5	0.1	63.7
Other expenses:
Interest expense, net	10.8	0.1	—	—	10.9
Other expense (income), net	(0.4)	—	1.2	—	0.8
Total other expenses	10.4	0.1	1.2	—	11.7
Earnings (loss) before income taxes	(12.3)	35.9	28.3	0.1	52.0
Income tax expense (benefit)	(4.6)	13.5	5.9	—	14.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(7.7)	22.4	22.4	0.1	37.2
Equity in earnings of consolidated subsidiaries	44.8	59.6	33.6	(138.0)	—
Net earnings	37.1	82.0	56.0	(137.9)	37.2
Less: net earnings attributable to noncontrolling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$37.1	$82.0	$55.9	$(137.9)	$37.1

Comprehensive income	$34.2	$81.8	$51.9	$(133.6)	$34.3
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.2)	—	0.1	—	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$34.4	$81.8	$51.8	$(133.6)	$34.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109.9	$(87.8)	$99.2	$—	$121.3
Accounts receivable, net	15.6	204.0	137.6	—	357.2
Inventories:
Finished products, net	65.5	256.5	82.3	—	404.3
Raw materials and work-in-process, net	0.7	1.2	13.6	—	15.5
Total inventories	66.2	257.7	95.9	—	419.8
Deferred income taxes	12.8	14.0	1.1	—	27.9
Prepaid expenses and other current assets	45.2	(0.5)	17.2	—	61.9
Total current assets	249.7	387.4	351.0	—	988.1
Property, plant and equipment:
Gross cost	234.6	152.8	32.9	—	420.3
Accumulated depreciation	(185.8)	(76.7)	(22.5)	—	(285.0)
Property, plant and equipment, net	48.8	76.1	10.4	—	135.3
Other assets:
Goodwill	7.8	353.0	73.3	—	434.1
Indefinite-lived intangibles	4.3	674.9	11.3	—	690.5
Amortizable intangibles, net	0.5	108.1	0.1	—	108.7
Deferred income taxes	—	—	2.7	—	2.7
Deferred financing costs, net	15.5	—	—	—	15.5
Other	50.2	12.0	3.4	—	65.6
Intercompany accounts receivable	22.1	2,433.4	501.4	(2,956.9)	—
Investment in affiliates	3,193.1	961.3	1,045.5	(5,199.9)	—
Total other assets	3,293.5	4,542.7	1,637.7	(8,156.8)	1,317.1
Total assets	$3,592.0	$5,006.2	$1,999.1	$(8,156.8)	$2,440.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.4	$35.7	$36.3	$—	$96.4
Accrued salaries and wages	9.3	4.9	3.9	—	18.1
Other accrued liabilities	36.4	44.7	40.2	—	121.3
Current maturities of long-term debt	42.0	—	—	—	42.0
Borrowings under revolving credit agreement	14.5	—	—	—	14.5
Total current liabilities	126.6	85.3	80.4	—	292.3
Long-term debt, less current maturities	800.2	0.6	—	—	800.8
Accrued pension liabilities	107.9	21.2	—	—	129.1
Deferred income taxes	(57.5)	274.7	2.8	—	220.0
Other liabilities	13.9	10.4	2.6	—	26.9
Intercompany accounts payable	1,633.8	856.5	466.6	(2,956.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	967.1	3,757.5	1,442.4	(5,199.9)	967.1
Noncontrolling interest	—	—	4.3	—	4.3
Total stockholders’ equity	967.1	3,757.5	1,446.7	(5,199.9)	971.4
Total liabilities and stockholders’ equity	$3,592.0	$5,006.2	$1,999.1	$(8,156.8)	$2,440.5

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
Stockholders’ equity:
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28.9	$68.5	$40.0	$—	$137.4
Accrued salaries and wages	11.0	8.4	7.9	—	27.3
Other accrued liabilities	43.0	27.3	39.9	—	110.2
Current maturities of long-term debt	43.6	—	—	—	43.6
Borrowings under revolving credit agreement	34.0	—	—	—	34.0
Total current liabilities	160.5	104.2	87.8	—	352.5
Long-term debt, less current maturities	1,096.7	—	—	—	1,096.7
Accrued pension liabilities	62.1	12.4	—	—	74.5
Deferred income taxes	(35.3)	287.6	4.4	—	256.7
Other liabilities	12.7	12.1	2.6	—	27.4
Intercompany accounts payable	1,196.0	292.1	485.8	(1,973.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	867.8	3,301.4	813.5	(4,114.9)	867.8
Noncontrolling interest	—	—	3.8	—	3.8
Total stockholders’ equity	867.8	3,301.4	817.3	(4,114.9)	871.6
Total liabilities and stockholders’ equity	$3,360.5	$4,009.8	$1,397.9	$(6,088.8)	$2,679.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 12 Weeks Ended March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$150.8	$(88.8)	$(105.0)	$—	$(43.0)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3.9)	(2.2)	(0.3)	—	(6.4)
Other	(0.6)	(0.1)	—	—	(0.7)
Net cash used in investing activities	(4.5)	(2.3)	(0.3)	—	(7.1)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	14.5	—	—	—	14.5
Payments on long-term debt	(58.0)	—	—	—	(58.0)
Cash dividends paid	(6.1)	—	—	—	(6.1)
Purchases of shares under employee stock plans	(7.4)	—	—	—	(7.4)
Proceeds from the exercise of stock options	5.8	—	—	—	5.8
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Net cash used in financing activities	(47.8)	—	—	—	(47.8)
Effect of foreign exchange rate changes	—	—	(4.6)	—	(4.6)
Increase (decrease) in cash and cash equivalents	98.5	(91.1)	(109.9)	—	(102.5)
Cash and cash equivalents at beginning of the year	11.4	3.3	209.1	—	223.8
Cash and cash equivalents at end of the period	$109.9	$(87.8)	$99.2	$—	$121.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 12 Weeks Ended March 22, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(32.0)	$(8.2)	$(15.9)	$—	$(56.1)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2.2)	(3.0)	(0.4)	—	(5.6)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Other	(0.4)	—	—	—	(0.4)
Net cash used in investing activities	(2.6)	(3.0)	(1.1)	—	(6.7)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	34.0	—	—	—	34.0
Payments on long-term debt	(9.7)	—	—	—	(9.7)
Cash dividends paid	(6.3)	—	—	—	(6.3)
Purchases of shares under employee stock plans	(9.3)	—	—	—	(9.3)
Proceeds from the exercise of stock options	2.8	—	—	—	2.8
Excess tax benefits from stock-based compensation	3.5	—	—	—	3.5
Net cash provided by financing activities	15.0	—	—	—	15.0
Effect of foreign exchange rate changes	—	—	0.4	—	0.4
Decrease in cash and cash equivalents	(19.6)	(11.2)	(16.6)	—	(47.4)
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the period	$(0.8)	$3.8	$163.8	$—	$166.8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s portfolio consists of 15 brands that are marketed in approximately 200 countries and territories at March 28, 2015, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, portions of Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 28, 2015, the Company operated 413 retail stores in the United States, Canada and the United Kingdom and 64 consumer-direct websites.
2015 FINANCIAL OVERVIEW

•
Revenue increased to $631.4 million, representing growth of 0.6% versus the first quarter of fiscal 2014. Mid single-digit growth from the Heritage Group and low single-digit growth from the Lifestyle Group were partially offset by a low single-digit revenue decline from the Performance Group. Changes in foreign exchange rates decreased reported revenues by approximately $17.3 million for the first quarter of fiscal 2015.

•
Gross margin for the first quarter of fiscal 2015 was 41.4%, an increase of 60 basis points from the first quarter of fiscal 2014. The gross margin expansion was driven primarily by select price increases and lower close-out sales, only partially offset by changes in product mix and product cost increases.

•
Operating margin remained at 10.1% for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Higher selling, general and administrative expenses were offset by revenue growth and gross margin expansion.

•
The effective tax rate in the first quarter of fiscal 2015 was 27.3% compared to 28.5% in the first quarter of fiscal 2014. The lower effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.

•	Diluted earnings per share for the first quarter of fiscal 2015 were $0.39 compared to $0.36 per share for the first quarter of fiscal 2014.

•	The Company declared cash dividends of $0.06 per share in both the first quarter of fiscal 2015 and fiscal 2014.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended
(In millions, except per share data)	March 28, 2015	March 22, 2014	Percent Change
Revenue	$631.4	$627.6	0.6%
Cost of goods sold	370.0	371.4	(0.4)
Restructuring costs	—	0.4	(100.0)
Gross profit	261.4	255.8	2.2
Selling, general and administrative expenses	198.8	190.5	4.4
Acquisition-related integration costs	—	1.6	(100.0)
Net gain on restructuring	(1.0)	—	—
Operating profit	63.6	63.7	(0.2)
Interest expense, net	9.5	10.9	(12.8)
Other (income) expense, net	(1.0)	0.8	(225.0)
Earnings before income taxes	55.1	52.0	6.0
Income taxes	15.0	14.8	1.4
Net earnings	40.1	37.2	7.8
Less: net earnings attributable to noncontrolling interest	—	0.1	(100.0)
Net earnings attributable to Wolverine World Wide, Inc.	$40.1	$37.1	8.1%

Diluted earnings per share	$0.39	$0.36	8.3%
REVENUE
Revenue was $631.4 million for the first quarter of fiscal 2015, an increase of 0.6% from the first quarter of fiscal 2014. Growth in the mid single-digits from the Heritage Group and low single-digit growth from the Lifestyle Group was partially offset by a low single-digit revenue decline from the Performance Group. Revenues were negatively impacted by the closure of unprofitable retail stores associated with the realignment of the Company’s consumer-direct operations (the “2014 Plan”) ($5.1 million) and the exit of the Patagonia® footwear license ($5.0 million). Changes in foreign exchange rates decreased reported revenues by approximately $17.3 million for the first quarter of fiscal 2015.
GROSS MARGIN
Gross margin was 41.4% for the first quarter of fiscal 2015 compared to 40.8% in the first quarter of fiscal 2014. The gross margin expansion was driven by price increases (300 basis points) and lower close-out sales (80 basis points), only partially offset by changes in product mix (170 basis points) and product cost increases.
OPERATING EXPENSES
Operating expenses increased $5.7 million, from $192.1 million in the first quarter of fiscal 2014 to $197.8 million in the first quarter of fiscal 2015. The increase was driven by $5.8 million of incremental brand advertising expense, $3.4 million of higher pension expense and $1.4 million of higher incentive compensation expenses, partially offset by lower acquisition-related integration costs of $1.6 million and lower selling expenses due primarily to the closure of unprofitable retail stores.
INTEREST, OTHER AND TAXES
Net interest expense was $9.5 million in the first quarter of fiscal 2015 compared to $10.9 million in the first quarter of fiscal 2014. The decrease is primarily driven by lower average principal balances on the Company’s outstanding debt.
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
The Company’s effective tax rate was 27.3% in the first quarter of fiscal 2015, compared to 28.5% in the first quarter of fiscal 2014. The lower effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.
REPORTABLE OPERATING SEGMENTS
The Company has three reportable operating segments. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Cushe® footwear and includes Patagonia® footwear during fiscal 2014;

•	Lifestyle Group, consisting of Sperry® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration and restructuring costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014	Change	Percent Change
Revenue:
Performance Group	$243.4	$248.8	$(5.4)	(2.2)%
Lifestyle Group	243.0	238.0	5.0	2.1
Heritage Group	126.1	120.7	5.4	4.5
Other	18.9	20.1	(1.2)	(6.0)
Total	$631.4	$627.6	$3.8	0.6%

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014	Change	Percent Change
Operating profit (loss):
Performance Group	$55.7	$58.0	$(2.3)	(4.0)%
Lifestyle Group	29.5	25.0	4.5	18.0
Heritage Group	18.1	17.7	0.4	2.3
Other	(0.3)	(1.4)	1.1	78.6
Corporate	(39.4)	(35.6)	(3.8)	(10.7)
Total	$63.6	$63.7	$(0.1)	(0.2)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Performance Group
The Performance Group’s revenue decreased $5.4 million, or 2.2%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The decrease was driven by the exit of the Patagonia® footwear license and a mid single-digit revenue decline for the Merrell® brand that was only partially offset by a growth rate in the low seventies for the Chaco® brand. The Merrell® brand decrease was due primarily to the negative impact of foreign exchange. The Chaco® brand increase was due to strong brand momentum and at-once sales.

The Performance Group’s operating profit decreased $2.3 million, or 4.0%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The operating profit decrease was due primarily to the negative impact of foreign exchange ($1.5 million) and the exit of the Patagonia® footwear license ($0.9 million).
Lifestyle Group
The Lifestyle Group’s revenue increased $5.0 million, or 2.1%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase was driven by the Sperry® brand’s mid teens revenue growth, partially offset by a revenue decline in the high single-digits for the Stride Rite® brand. The Sperry® increase was driven by double-digit growth in men’s and high single-digit growth in the women’s business. The Stride Rite® revenue decline resulted from the closure of retail stores as part of the 2014 Plan and challenging retail traffic for the remainder of the store fleet.
The Lifestyle Group’s operating profit increased $4.5 million, or 18.0%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The operating profit increase was due to the revenue increase and higher gross margin for Sperry® due to lower close-out sales and markdowns and the closure of unprofitable stores for Stride Rite®.
Heritage Group
The Heritage Group’s revenue increased $5.4 million, or 4.5% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase was driven by mid thirties growth from Bates® and mid teens growth from Cat® footwear, partially offset by a mid twenties decline from the Sebago® brand. The Bates® increase was driven by shipments on new military contracts and the Cat® footwear brand increase was due to increased wholesale revenues in the U.S. The decline for Sebago® was due to lower at-once orders in the U.S. The Heritage Group’s operating profit increased $0.4 million during the same period, driven by the revenue increase.
Corporate
Corporate expenses were $39.4 million in the first quarter of fiscal 2015 compared to $35.6 million in the first quarter of fiscal 2014. The $3.8 million increase was driven by $3.4 million of higher pension expense and $1.4 million of higher incentive compensation expenses that were partially offset by $1.6 million of lower acquisition-related integration costs.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 28, 2015	January 3, 2015	March 22, 2014
Cash and cash equivalents	$121.3	$223.8	$166.8
Debt (1)	857.3	900.8	1,174.3
Available Revolving Credit Facility (2)	181.9	196.4	162.7

(1)	Amounts include long-term debt, borrowings under the Revolving Credit Facility and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	12 Weeks Ended
(In millions)	March 28, 2015	March 22, 2014
Net cash used in operating activities	$(43.0)	$(56.1)
Net cash used in investing activities	(7.1)	(6.7)
Net cash provided by (used in) financing activities	(47.8)	15.0
Additions to property, plant and equipment	6.4	5.6
Depreciation and amortization	10.9	12.6
Liquidity
Cash and cash equivalents of $121.3 million as of March 28, 2015 were $45.5 million lower compared to March 22, 2014. The Company had $181.9 million of borrowing capacity available under the Revolving Credit Facility as of March 28, 2015.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of fiscal 2015, an increase in net working capital represented a use of cash of $106.8 million. Working capital balances were negatively impacted by an increase in accounts receivable of $49.7 million, an increase in inventories of $11.3 million and a decrease in accounts payable of $51.8 million. These changes in working capital balances reflect the seasonality of the Company’s business.
For the first quarter of fiscal 2014, an increase in net working capital represented a use of cash of $114.2 million. Working capital balances were negatively impacted by an increase in accounts receivable and inventories of $88.0 million and $39.6 million, respectively. This was partially offset by increases in accounts payable and other operating liabilities and a decrease in other operating assets of $2.6 million, $1.9 million and $8.9 million, respectively.
Investing Activities
The Company made capital expenditures of $6.4 million in the first quarter of fiscal 2015 compared to $5.6 million in the first quarter of fiscal 2014. The majority of the capital expenditures in the first quarter of fiscal 2015 were for information system enhancements and building improvements. The majority of the capital expenditures in the first quarter of fiscal 2014 were for information system enhancements, building improvements and new retail store openings.
Financing Activities
As of March 28, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has outstanding a total of $375.0 million in Public Bonds that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company’s debt at March 28, 2015 totaled $857.3 million compared to $900.8 million at January 3, 2015. The decrease was due primarily to $58.0 million of voluntary principal payments on the Term Loan A Facility. As of March 28, 2015, the Company had outstanding standby letters of credit under the Revolving Credit Facility totaling $3.6 million.
At March 28, 2015, the Company had cash and cash equivalents of $121.3 million, of which $112.7 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in these foreign locations.
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
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company did not repurchase any shares in the open market in the first quarter of fiscal 2015 or fiscal 2014 pursuant to this stock repurchase program. The Company acquired 261,496 shares for $7.4 million in the first quarter of fiscal 2015 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $6.0 million and $5.9 million, for the first quarter of fiscal 2015 and fiscal 2014, respectively. The 2015 dividend is payable on May 1, 2015 to shareholders of record on April 1, 2015.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Management believes there have been no material changes in those critical accounting policies.

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
Under the provisions of FASB ASC 815, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom and Colombia where the functional currencies are primarily the Canadian dollar, euro, British pound and Colombian peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At March 28, 2015 and March 22, 2014, the Company had outstanding forward currency exchange contracts to purchase U.S. dollars in the amounts of $136.8 million and $97.0 million, respectively, with maturities ranging up to 370 and 308 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At March 28, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $17.4 million from their value at January 3, 2015. At March 22, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $5.8 million from their value at December 28, 2013.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of March 28, 2015, the Company had $14.5 million in outstanding borrowings and outstanding letters of credit of $3.6 million under the Revolving Credit Facility. At March 28, 2015 and January 3, 2015, the Company had $467.2 million and $525.2 million, respectively, of variable rate debt outstanding under the Term Loan A Facility. As of March 28, 2015 and January 3, 2015, the Company held one interest rate swap arrangement denominated in U.S. dollars that effectively converted $386.6 million and $405.4 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of fiscal 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 4, 2015 to January 31, 2015)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	3,177	$28.75	—
Period 2 (February 1, 2015 to February 28, 2015)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	274,924	$28.16	—
Period 3 (March 1, 2015 to March 28, 2015)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	11,460	$30.67	—
Total for Quarter ended March 28, 2015
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	289,561	$28.27	—

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

WOLVERINE WORLD WIDE, INC.

May 6, 2015	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 6, 2015	/s/ Donald T. Grimes
Date	Donald T. Grimes Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.