Form 10-Q
period 2015-06-20
WOLVERINE WORLD WIDE INC /DE/
filed 2015-07-29
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 20, 2015
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
Yes ☐    No  ☒
There were 103,100,759 shares of common stock, $1 par value, outstanding as of July 17, 2015.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•	changes in national, regional or global economic and market conditions;

•	the impact of financial and credit markets on the Company, its suppliers and customers;

•	changes in interest rates, tax laws, duties, tariffs, quotas or applicable assessments in countries of import and export;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	currency fluctuations;

•	currency restrictions;

•	changes in future pension funding requirements and pension expenses;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	changes in consumer preferences, spending patterns, buying patterns, price sensitivity or demand for the Company’s products;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct business;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in relationships with, including the loss of, significant customers;

•	the financial strength of the Company’s customers, distributors and licensees;

•	the cancellation of orders for future delivery;

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
(In millions, except per share data)	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
Revenue	$630.1	$613.5	$1,261.5	$1,241.1
Cost of goods sold	383.7	367.7	753.7	739.1
Restructuring costs	—	0.1	—	0.5
Gross profit	246.4	245.7	507.8	501.5
Selling, general and administrative expenses	195.1	190.8	393.9	381.3
Acquisition-related integration costs	—	2.5	—	4.1
Restructuring and impairment costs	3.7	3.4	2.7	3.4
Operating profit	47.6	49.0	111.2	112.7
Other expenses:
Interest expense, net	9.0	10.5	18.5	21.4
Other expense, net	1.8	—	0.8	0.8
Total other expenses	10.8	10.5	19.3	22.2
Earnings before income taxes	36.8	38.5	91.9	90.5
Income taxes	11.6	10.9	26.6	25.7
Net earnings	25.2	27.6	65.3	64.8
Less: net (loss) earnings attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$25.3	$27.5	$65.4	$64.6

Net earnings per share (see Note 3):
Basic	$0.25	$0.28	$0.65	$0.65
Diluted	$0.24	$0.27	$0.63	$0.64

Comprehensive income	$28.4	$33.4	$58.6	$67.7
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.2)	0.3	(0.4)	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$28.6	$33.1	$59.0	$67.5

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 20, 2015	January 3, 2015	June 14, 2014
ASSETS
Current assets:
Cash and cash equivalents	$220.7	$223.8	$232.4
Accounts receivable, less allowances:
June 20, 2015 – $41.3
January 3, 2015 – $41.0
June 14, 2014 – $35.7	355.3	312.7	434.3
Inventories:
Finished products, net	439.2	398.1	439.6
Raw materials and work-in-process, net	13.0	15.9	20.2
Total inventories	452.2	414.0	459.8
Deferred income taxes	28.2	28.1	28.5
Prepaid expenses and other current assets	51.6	63.6	38.0
Total current assets	1,108.0	1,042.2	1,193.0
Property, plant and equipment:
Gross cost	429.3	415.3	417.8
Accumulated depreciation	(292.0)	(278.5)	(271.8)
Property, plant and equipment, net	137.3	136.8	146.0
Other assets:
Goodwill	436.5	438.8	444.8
Indefinite-lived intangibles	687.9	690.5	690.5
Amortizable intangibles, net	105.3	112.1	120.2
Deferred income taxes	2.9	2.8	3.4
Deferred financing costs, net	14.5	16.5	20.0
Other	62.2	64.8	63.3
Total other assets	1,309.3	1,325.5	1,342.2
Total assets	$2,554.6	$2,504.5	$2,681.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	June 20, 2015	January 3, 2015	June 14, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.1	$149.4	$165.9
Accrued salaries and wages	26.8	36.1	31.5
Other accrued liabilities	116.9	108.5	89.3
Current maturities of long-term debt	45.2	46.7	48.4
Total current liabilities	391.0	340.7	335.1
Long-term debt, less current maturities	787.9	854.1	1,082.9
Accrued pension liabilities	130.3	128.1	74.3
Deferred income taxes	219.3	217.0	254.9
Other liabilities	27.3	26.6	26.1
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
June 20, 2015 – 103,987,155 shares
January 3, 2015 – 102,253,150 shares
June 14, 2014 – 101,895,474 shares	104.0	102.3	101.9
Additional paid-in capital	65.6	40.1	23.3
Retained earnings	905.5	852.2	796.0
Accumulated other comprehensive loss	(55.9)	(49.5)	(6.3)
Cost of shares in treasury:
June 20, 2015 – 861,374 shares
January 3, 2015 – 416,812 shares
June 14, 2014 – 393,288 shares	(24.5)	(11.6)	(11.0)
Total Wolverine World Wide, Inc. stockholders’ equity	994.7	933.5	903.9
Noncontrolling interest	4.1	4.5	4.0
Total stockholders’ equity	998.8	938.0	907.9
Total liabilities and stockholders’ equity	$2,554.6	$2,504.5	$2,681.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014
OPERATING ACTIVITIES
Net earnings	$65.3	$64.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.7	25.0
Deferred income taxes	(0.1)	0.6
Stock-based compensation expense	14.1	11.2
Excess tax benefits from stock-based compensation	(3.8)	(3.7)
Pension contribution	—	(1.5)
Pension expense	12.9	5.9
Restructuring and impairment costs	2.7	3.9
Cash payments related to restructuring costs	(4.6)	(0.5)
Other	(2.3)	2.5
Changes in operating assets and liabilities:
Accounts receivable	(44.4)	(37.8)
Inventories	(42.2)	(32.9)
Other operating assets	16.7	9.5
Accounts payable	53.3	31.0
Other operating liabilities	5.6	(12.4)
Net cash provided by operating activities	94.9	65.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15.8)	(12.5)
Investment in joint venture	—	(0.7)
Other	3.2	(1.6)
Net cash used in investing activities	(12.6)	(14.8)
FINANCING ACTIVITIES
Payments on long-term debt	(67.7)	(19.4)
Cash dividends paid	(12.3)	(12.0)
Purchase of common stock for treasury	(5.9)	—
Purchases of shares under employee stock plans	(7.5)	(9.4)
Proceeds from the exercise of stock options	8.5	3.8
Excess tax benefits from stock-based compensation	3.8	3.7
Net cash used in financing activities	(81.1)	(33.3)
Effect of foreign exchange rate changes	(4.3)	0.7
(Decrease) increase in cash and cash equivalents	(3.1)	18.2
Cash and cash equivalents at beginning of the year	223.8	214.2
Cash and cash equivalents at end of the period	$220.7	$232.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 20, 2015 and June 14, 2014
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Cushe®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Soft Style®, Sperry®, Stride Rite® and Wolverine®. Third-party distributors, licensees and joint ventures extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division that markets both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
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
In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended		24 Weeks Ended
(In millions, except per share data)	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$25.3	$27.5	$65.4	$64.6
Adjustment for earnings allocated to non-vested restricted common stock	(0.4)	(0.5)	(1.2)	(1.2)
Net earnings used in calculating basic earnings per share	24.9	27.0	64.2	63.4
Adjustment for earnings reallocated from non-vested restricted common stock	—	0.1	0.1	0.1
Net earnings used in calculating diluted earnings per share	$24.9	$27.1	$64.3	$63.5
Denominator:
Weighted average shares outstanding	103.2	101.4	102.8	101.2
Adjustment for non-vested restricted common stock	(3.4)	(3.3)	(3.4)	(3.2)
Shares used in calculating basic earnings per share	99.8	98.1	99.4	98.0
Effect of dilutive stock options	1.8	1.9	1.9	1.9
Shares used in calculating diluted earnings per share	101.6	100.0	101.3	99.9
Net earnings per share:
Basic	$0.25	$0.28	$0.65	$0.65
Diluted	$0.24	$0.27	$0.63	$0.64
For the 12 and 24 weeks ended June 20, 2015, options relating to 1,637,793 and 1,382,502 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 24 weeks ended June 14, 2014, options relating to 1,268,136 and 914,886 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(0.5)	—	(0.5)
Balance at June 14, 2014	$444.8	$690.5	$1,135.3

Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment (see Note 14)	—	(2.6)	(2.6)
Foreign currency translation effects	(2.3)	—	(2.3)
Balance at June 20, 2015	$436.5	$687.9	$1,124.4

5.	ACCOUNTS RECEIVABLE
During the fourth quarter of fiscal 2014, the Company executed a three-year agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheets, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability at June 20, 2015 and January 3, 2015. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. As of June 20, 2015 and January 3, 2015, this program had reduced the Company's accounts receivable by $82.6 million and $60.9 million, respectively. The Company sold a total of $156.8 million and $314.1 million of accounts receivable at their stated amounts, less a $0.4 million and $0.7 million fee charged by the financial institution, during the 12 and 24 weeks ended June 20, 2015, respectively. The fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	June 20, 2015	January 3, 2015	June 14, 2014
Term Loan A Facility, due October 10, 2018	$457.5	$525.2	$755.6
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Capital lease obligation	0.6	0.6	0.7
Total debt	$833.1	$900.8	$1,131.3
The Company’s amended credit agreement (the “Credit Agreement”) established a term loan facility (the “Term Loan A Facility”) with an original principal balance of $775.0 million, of which $457.5 million is currently outstanding. The Credit Agreement provides for a maximum debt capacity (including outstanding term loan principal and Revolving Credit Facility commitment amounts in addition to permitted incremental debt) not to exceed $1,350.0 million.
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
The Company had outstanding letters of credit under the Revolving Credit Facility of $3.6 million, $3.6 million and $3.3 million as of June 20, 2015, January 3, 2015 and June 14, 2014, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of June 20, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
Subsequent to the end of the second fiscal quarter, on July 13, 2015, the Company executed an amendment to the Credit Agreement (the "Amended Agreement"), which replaced the existing Term Loan A Facility and Revolving Credit Facility with a new $450.0 million term loan facility and a new $500.0 million revolving credit facility, and extended the maturity date of these facilities to July 13, 2020. The Amended Agreement provides for increased debt capacity limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,425.0 million, unless certain specified conditions set forth in the Credit Agreement are met.

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
The Company included in interest expense the amortization of deferred financing costs of $1.0 million and $2.0 million for the 12 and 24 weeks ended June 20, 2015, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.9 million and $1.9 million for the 12 and 24 weeks ended June 14, 2014, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the 12 weeks ended June 20, 2015 and June 14, 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of March 22, 2014	$(5.3)	$0.9		$0.7	$(8.4)		$(12.1)
Other comprehensive income (loss) before reclassifications (1)	5.6	(0.5)		(0.5)	—		4.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(2)	—	1.8	(3)	2.0
Income tax expense (benefit)	—	(0.1)		—	(0.7)		(0.8)
Net reclassifications	—	0.1		—	1.1		1.2
Net current-period other comprehensive income (loss) (1)	5.6	(0.4)		(0.5)	1.1		5.8
Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2	$(7.3)		$(6.3)

Balance of accumulated other comprehensive income (loss) as of March 28, 2015	$(34.3)	$13.9		$(0.3)	$(38.5)		$(59.2)
Other comprehensive income (loss) before reclassifications (1)	8.2	(4.6)		—	—		3.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.9)	(2)	—	4.9	(3)	—
Income tax expense (benefit)	—	1.5		—	(1.8)		(0.3)
Net reclassifications	—	(3.4)		—	3.1		(0.3)
Net current-period other comprehensive income (loss) (1)	8.2	(8.0)		—	3.1		3.3
Balance of accumulated other comprehensive income (loss) as of June 20, 2015	$(26.1)	$5.9		$(0.3)	$(35.4)		$(55.9)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the 24 weeks ended June 20, 2015 and June 14, 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(0.2)	0.8		(0.4)	—		0.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(2)	—	3.5	(3)	4.3
Income tax expense (benefit)	—	(0.3)		—	(1.3)		(1.6)
Net reclassifications	—	0.5		—	2.2		2.7
Net current-period other comprehensive income (loss) (1)	(0.2)	1.3		(0.4)	2.2		2.9
Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2	$(7.3)		$(6.3)

Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(9.2)	2.5		(0.7)	—		(7.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7.4)	(2)	—	9.7	(3)	2.3
Income tax expense (benefit)	—	2.2		—	(3.5)		(1.3)
Net reclassifications	—	(5.2)		—	6.2		1.0
Net current-period other comprehensive income (loss) (1)	(9.2)	(2.7)		(0.7)	6.2		(6.4)
Balance of accumulated other comprehensive income (loss) as of June 20, 2015	$(26.1)	$5.9		$(0.3)	$(35.4)		$(55.9)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	June 20, 2015	January 3, 2015	June 14, 2014
Carrying value	$832.5	$900.2	$1,130.6
Fair value	863.1	928.4	1,167.2

The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business.
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
The notional amounts of the Company’s derivative instruments are as follows:

	June 20, 2015	January 3, 2015	June 14, 2014
Foreign exchange contracts:
Notional amount (in millions)	$202.6	$141.6	$162.2
Maturities (in days)	356	336	336
Interest rate swap:
Notional amount (in millions)	$364.7	$405.4	$430.9
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 20, 2015	January 3, 2015	June 14, 2014
Financial assets:
Foreign exchange contracts asset	$2.4	$8.6	$0.9
Interest rate swap asset	—	0.6	0.4
Financial liabilities:
Foreign exchange contracts liability	2.0	—	0.3
Interest rate swap liability	0.4	—	—
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the 24 weeks ended June 20, 2015 or June 14, 2014. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
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
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $7.4 million and $14.1 million, and related income tax benefits of $2.5 million and $4.7 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 20, 2015, respectively. The Company recognized compensation expense of $6.6 million and $11.2 million, and related income tax benefits of $2.1 million and $3.6 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 14, 2014.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 24 weeks ended June 20, 2015 and June 14, 2014 was $6.37 and $6.21, respectively, with the following weighted average assumptions:

	24 Weeks Ended
	June 20, 2015	June 14, 2014
Expected market price volatility (1)	28.8%	29.6%
Risk-free interest rate (2)	1.3%	1.2%
Dividend yield (3)	0.9%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 191,470 and 132,373 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended June 20, 2015 and June 14, 2014, respectively. During the 12 weeks ended June 20, 2015 and June 14, 2014, the Company canceled 60,991 and 30,309 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 1,938,006 and 1,360,024 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 24 weeks ended June 20, 2015 and June 14, 2014, respectively. During the 24 weeks ended June 20, 2015 and June 14, 2014, the Company canceled 204,001 and 282,522 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
Service cost pertaining to benefits earned during the period	$2.1	$1.6	$4.2	$3.3
Interest cost on projected benefit obligations	4.3	4.6	8.5	9.3
Expected return on pension assets	(4.8)	(5.1)	(9.5)	(10.2)
Net amortization loss	4.9	1.8	9.7	3.5
Net pension expense	$6.5	$2.9	$12.9	$5.9

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended June 20, 2015 and June 14, 2014 was 31.4% and 28.2%, respectively. For the 24 weeks ended June 20, 2015 and June 14, 2014, the Company’s effective tax rate was 28.9% and 28.4%, respectively. The higher effective tax rate in the current year periods reflects a shift in income between tax jurisdictions with differing tax rates.
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
Minimum future royalty and advertising obligations for the fiscal periods subsequent to June 20, 2015 under the terms of certain licenses held by the Company are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Minimum royalties	$0.8	$—	$—	$—	$—	$—
Minimum advertising	5.7	3.1	3.2	3.3	3.4	10.9
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.5 million for the 12 weeks ended June 20, 2015 and June 14, 2014, respectively. For the 24 weeks ended June 20, 2015 and June 14, 2014, the Company incurred royalty expense, in accordance with these agreements, of $0.9 million and $1.1 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.0 million and $1.1 million for the 12 weeks ended June 20, 2015 and June 14, 2014, respectively. For the 24 weeks ended June 20, 2015 and June 14, 2014, the Company incurred advertising expense, in accordance with these agreements, of $1.8 million and $2.2 million, respectively.

13.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined are reportable operating segments.

•	Lifestyle Group, consisting of Sperry ® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear and Cushe® footwear and includes Patagonia® footwear during fiscal 2014; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration and restructuring and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
Revenue:
Lifestyle Group	$253.4	$264.1	$496.4	$502.1
Performance Group	223.3	211.2	466.7	460.0
Heritage Group	127.4	113.5	253.5	234.2
Other	26.0	24.7	44.9	44.8
Total	$630.1	$613.5	$1,261.5	$1,241.1
Operating profit (loss):
Lifestyle Group	$37.2	$39.1	$66.7	$64.1
Performance Group	38.9	37.6	94.6	95.6
Heritage Group	14.2	14.5	32.3	32.2
Other	1.5	0.1	1.2	(1.3)
Corporate	(44.2)	(42.3)	(83.6)	(77.9)
Total	$47.6	$49.0	$111.2	$112.7

(In millions)	June 20, 2015	January 3, 2015	June 14, 2014
Total assets:
Lifestyle Group	$1,409.0	$1,378.8	$1,475.4
Performance Group	510.3	485.8	503.3
Heritage Group	255.3	246.4	214.6
Other	53.2	52.1	62.1
Corporate	326.8	341.4	425.8
Total	$2,554.6	$2,504.5	$2,681.2
Goodwill:
Lifestyle Group	$321.2	$323.8	$327.9
Performance Group	92.5	92.5	92.8
Heritage Group	22.8	22.5	24.1
Total	$436.5	$438.8	$444.8

14.	RESTRUCTURING ACTIVITIES
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company intends to close approximately 120 retail stores by the end of 2015, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company currently estimates pretax charges related to the 2014 Plan will range from $41.0 million to $45.0 million compared to the original estimate of $26.6 million to $32.0 million. The increase in estimated costs is driven by the Company's expansion of the Plan to further consolidate its international operations and higher retail store exit costs. The Company estimates it will record the remaining charges through the first quarter of fiscal 2016 as it executes specific components of the 2014 Plan. Approximately $11.0 million to $14.0 million of this estimate represents non-cash charges. Once fully implemented, the Company expects annual pretax benefits of approximately $12.5 million as a result of the 2014 Plan.
The Company closed 58 retail stores in connection with the 2014 Plan during fiscal 2014 and nine retail stores during the 24 weeks ended June 20, 2015. The balance of the estimated 120 total store closures is expected to occur in the second half of fiscal 2015, with the majority of closures occurring during the fourth quarter of fiscal 2015.
The following is a summary of the activity with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring and impairment costs (gain)	1.4	0.3	(1.9)	(0.2)
Amounts paid	(1.7)	—	(2.9)	(4.6)
Charges against assets	—	(0.3)	(0.4)	(0.7)
Balance at June 20, 2015	$0.7	$—	$1.3	$2.0
The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.
2013 Plan
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.5 million during fiscal 2014. The Company does not expect to recognize any further significant costs for the 2013 Plan. The Company considers the 2013 Plan complete and all costs incurred have been recognized in the Company’s Corporate category and are included in the restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.
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
Other Restructuring Activities
During the second quarter of fiscal 2015, the Company recorded restructuring and impairment costs, primarily related to indefinite-lived intangibles, of $2.9 million in connection with the Company’s decision to wind-down operations of its Cushe brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.
During the second quarter of fiscal 2014, the Company recorded an impairment of an equity method investment and reserved certain receivables within the Company’s international operations. The impairment and asset charge were determined to be other-than-temporary and the Company recorded a non-cash charge of $3.4 million within its corporate category included in the restructuring and impairment costs line item as a component of selling, general and administrative expenses in the consolidated condensed statements of operations and comprehensive income

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
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$133.5	$985.3	$182.3	$(671.0)	$630.1
Cost of goods sold	102.8	830.7	101.7	(651.5)	383.7
Gross profit	30.7	154.6	80.6	(19.5)	246.4
Selling, general and administrative expenses	43.6	109.2	61.7	(19.4)	195.1
Restructuring and impairment costs	1.1	0.6	2.0	—	3.7
Operating profit (loss)	(14.0)	44.8	16.9	(0.1)	47.6
Other expenses:
Interest expense, net	8.9	0.1	—	—	9.0
Other expense (income), net	2.2	0.3	(0.7)	—	1.8
Total other expenses (income)	11.1	0.4	(0.7)	—	10.8
Earnings (loss) before income taxes	(25.1)	44.4	17.6	(0.1)	36.8
Income tax expense (benefit)	(10.1)	16.8	4.9	—	11.6
Earnings (loss) before equity in earnings of consolidated subsidiaries	(15.0)	27.6	12.7	(0.1)	25.2
Equity in earnings of consolidated subsidiaries	40.3	32.0	7.1	(79.4)	—
Net earnings	25.3	59.6	19.8	(79.5)	25.2
Less: net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$25.3	$59.6	$19.9	$(79.5)	$25.3

Comprehensive income	$28.6	$59.6	$19.9	$(79.7)	$28.4
Less: comprehensive loss attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$28.6	$59.6	$20.1	$(79.7)	$28.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$110.2	$1,035.2	$170.3	$(702.2)	$613.5
Cost of goods sold	77.3	884.5	89.9	(684.0)	367.7
Restructuring costs	—	—	0.1	—	0.1
Gross profit	32.9	150.7	80.3	(18.2)	245.7
Selling, general and administrative expenses	43.2	105.3	60.8	(18.5)	190.8
Acquisition-related integration costs	1.9	0.6	—	—	2.5
Restructuring costs	1.5	—	1.9	—	3.4
Operating profit (loss)	(13.7)	44.8	17.6	0.3	49.0
Other expenses:
Interest expense (income), net	10.5	0.1	(0.1)	—	10.5
Other expense (income), net	0.1	(0.9)	0.8	—	—
Total other expenses	10.6	(0.8)	0.7	—	10.5
Earnings (loss) before income taxes	(24.3)	45.6	16.9	0.3	38.5
Income tax expense (benefit)	(9.1)	17.1	2.9	—	10.9
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(15.2)	28.5	14.0	0.3	27.6
Equity in earnings (loss) of consolidated subsidiaries	42.7	(10.8)	2.2	(34.1)	—
Net earnings	27.5	17.7	16.2	(33.8)	27.6
Less: net earnings attributable to noncontrolling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$27.5	$17.7	$16.1	$(33.8)	$27.5

Comprehensive income	$33.3	$17.6	$21.3	$(38.8)	$33.4
Less: comprehensive income attributable to noncontrolling interest	0.2	—	0.1	—	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.1	$17.6	$21.2	$(38.8)	$33.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$269.3	$1,933.0	$373.5	$(1,314.3)	$1,261.5
Cost of goods sold	201.3	1,627.1	205.6	(1,280.3)	753.7
Gross profit	68.0	305.9	167.9	(34.0)	507.8
Selling, general and administrative expenses	90.2	215.2	122.4	(33.9)	393.9
Restructuring and impairment costs	1.5	1.2	—	—	2.7
Operating (loss) profit	(23.7)	89.5	45.5	(0.1)	111.2
Other expenses:
Interest expense (income), net	18.4	0.2	(0.1)	—	18.5
Other expense (income), net	2.2	(0.9)	(0.5)	—	0.8
Total other expenses (income)	20.6	(0.7)	(0.6)	—	19.3
Earnings (loss) before income taxes	(44.3)	90.2	46.1	(0.1)	91.9
Income taxes (benefit)	(17.0)	34.6	9.0	—	26.6
Earnings (loss) before equity in earnings of consolidated subsidiaries	(27.3)	55.6	37.1	(0.1)	65.3
Equity in earnings of consolidated subsidiaries	92.7	39.1	62.1	(193.9)	—
Net earnings	65.4	94.7	99.2	(194.0)	65.3
Less: net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$65.4	$94.7	$99.3	$(194.0)	$65.4

Comprehensive income	$59.0	$94.7	$87.0	$(182.1)	$58.6
Less: comprehensive loss attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to Wolverine World Wide, Inc.	$59.0	$94.7	$87.4	$(182.1)	$59.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$224.7	$1,974.9	$370.1	$(1,328.6)	$1,241.1
Cost of goods sold	154.3	1,682.7	199.2	(1,297.1)	739.1
Restructuring costs	—	—	0.5	—	0.5
Gross profit	70.4	292.2	170.4	(31.5)	501.5
Selling, general and administrative expenses	81.6	210.2	121.4	(31.9)	381.3
Acquisition-related integration costs	2.9	1.2	—	—	4.1
Restructuring costs	1.5	—	1.9	—	3.4
Operating profit (loss)	(15.6)	80.8	47.1	0.4	112.7
Other expenses:
Interest expense (income), net	21.3	0.2	(0.1)	—	21.4
Other expense (income), net	(0.3)	(0.9)	2.0	—	0.8
Total other expenses (income)	21.0	(0.7)	1.9	—	22.2
Earnings (loss) before income taxes	(36.6)	81.5	45.2	0.4	90.5
Income taxes (benefit)	(13.7)	30.6	8.8	—	25.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(22.9)	50.9	36.4	0.4	64.8
Equity in earnings of consolidated subsidiaries	87.5	48.8	35.8	(172.1)	—
Net earnings	64.6	99.7	72.2	(171.7)	64.8
Less: net earnings attributable to noncontrolling interests	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$64.6	$99.7	$72.0	$(171.7)	$64.6

Comprehensive income	$67.5	$99.4	$73.2	$(172.4)	$67.7
Less: comprehensive income attributable to noncontrolling interest	—	—	0.2	—	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$67.5	$99.4	$73.0	$(172.4)	$67.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60.3	$2.3	$158.1	$—	$220.7
Accounts receivable, net	6.8	222.2	126.3	—	355.3
Inventories:
Finished products, net	79.5	277.3	82.4	—	439.2
Raw materials and work-in-process, net	(0.4)	1.4	12.0	—	13.0
Total inventories	79.1	278.7	94.4	—	452.2
Deferred income taxes	12.8	14.0	1.4	—	28.2
Prepaid expenses and other current assets	62.3	(15.2)	4.5	—	51.6
Total current assets	221.3	502.0	384.7	—	1,108.0
Property, plant and equipment:
Gross cost	237.2	156.8	35.3	—	429.3
Accumulated depreciation	(187.2)	(81.0)	(23.8)	—	(292.0)
Property, plant and equipment, net	50.0	75.8	11.5	—	137.3
Other assets:
Goodwill	7.8	353.0	75.7	—	436.5
Indefinite-lived intangibles	3.8	674.9	9.2	—	687.9
Amortizable intangibles, net	0.5	104.7	0.1	—	105.3
Deferred income taxes	—	—	2.9	—	2.9
Deferred financing costs, net	14.5	—	—	—	14.5
Other	48.1	10.1	4.0	—	62.2
Intercompany accounts receivable	22.2	2,560.2	611.5	(3,193.9)	—
Investment in affiliates	3,233.9	1,039.3	967.0	(5,240.2)	—
Total other assets	3,330.8	4,742.2	1,670.4	(8,434.1)	1,309.3
Total assets	$3,602.1	$5,320.0	$2,066.6	$(8,434.1)	$2,554.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.9	$89.2	$61.0	$—	$202.1
Accrued salaries and wages	14.7	5.0	7.1	—	26.8
Other accrued liabilities	36.2	45.4	35.3	—	116.9
Current maturities of long-term debt	45.2	—	—	—	45.2
Total current liabilities	148.0	139.6	103.4	—	391.0
Long-term debt, less current maturities	787.3	0.6	—	—	787.9
Accrued pension liabilities	109.4	20.9	—	—	130.3
Deferred income taxes	(58.2)	274.6	2.9	—	219.3
Other liabilities	14.7	10.4	2.2	—	27.3
Intercompany accounts payable	1,606.2	1,000.5	587.2	(3,193.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	994.7	3,873.4	1,366.8	(5,240.2)	994.7
Noncontrolling interest	—	—	4.1	—	4.1
Total stockholders’ equity	994.7	3,873.4	1,370.9	(5,240.2)	998.8
Total liabilities and stockholders’ equity	$3,602.1	$5,320.0	$2,066.6	$(8,434.1)	$2,554.6

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 14, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.1	$81.7	$47.1	$—	$165.9
Accrued salaries and wages	14.5	8.2	8.8	—	31.5
Other accrued liabilities	31.8	28.8	28.7	—	89.3
Current maturities of long-term debt	48.4	—	—	—	48.4
Total current liabilities	131.8	118.7	84.6	—	335.1
Long-term debt, less current maturities	1,082.2	0.7	—	—	1,082.9
Accrued pension liabilities	63.1	11.2	—	—	74.3
Deferred income taxes	(37.0)	287.6	4.3	—	254.9
Other liabilities	13.4	10.3	2.4	—	26.1
Intercompany accounts payable	1,293.4	412.6	514.7	(2,220.7)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	903.9	3,360.9	826.5	(4,187.4)	903.9
Noncontrolling interest	—	—	4.0	—	4.0
Total stockholders’ equity	903.9	3,360.9	830.5	(4,187.4)	907.9
Total liabilities and stockholders’ equity	$3,450.8	$4,202.0	$1,436.5	$(6,408.1)	$2,681.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 24 Weeks Ended June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$136.1	$3.6	$(44.8)	$—	$94.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.6)	(6.3)	(1.9)	—	(15.8)
Other	1.5	1.7	—	—	3.2
Net cash used in investing activities	(6.1)	(4.6)	(1.9)	—	(12.6)
FINANCING ACTIVITIES
Payments on long-term debt	(67.7)	—	—	—	(67.7)
Cash dividends paid	(12.3)	—	—	—	(12.3)
Purchase of common stock for treasury	(5.9)	—	—	—	(5.9)
Purchases of shares under employee stock plans	(7.5)	—	—	—	(7.5)
Proceeds from the exercise of stock options	8.5	—	—	—	8.5
Excess tax benefits from stock-based compensation	3.8	—	—	—	3.8
Net cash used in financing activities	(81.1)	—	—	—	(81.1)
Effect of foreign exchange rate changes	—	—	(4.3)	—	(4.3)
Increase (decrease) in cash and cash equivalents	48.9	(1.0)	(51.0)	—	(3.1)
Cash and cash equivalents at beginning of the year	11.4	3.3	209.1	—	223.8
Cash and cash equivalents at end of the period	$60.3	$2.3	$158.1	$—	$220.7

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
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s portfolio consists of 15 brands that are marketed in approximately 200 countries and territories at June 20, 2015, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 20, 2015, the Company operated 409 retail stores in the United States, Canada and the United Kingdom and 61 consumer-direct websites.
2015 FINANCIAL OVERVIEW

•
Revenue increased to $630.1 million, representing growth of 2.7% versus the second quarter of fiscal 2014. Revenue growth of 12.2% for the Heritage Group and 5.7% from the Performance Group was partially offset by a 4.1% revenue decline from the Lifestyle Group.

•
Gross margin for the second quarter of fiscal 2015 was 39.1%, a decrease of 100 basis points from the second quarter of fiscal 2014. The gross margin decline was driven primarily by unfavorable channel mix and foreign currency forward contracts only partially offset by higher selling prices net of product cost increases.

•
Operating margin decreased 40 basis points to 7.6% for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, primarily driven by higher operating expenses and lower gross margins in fiscal 2015.

•
The effective tax rate in the second quarter of fiscal 2015 was 31.4% compared to 28.2% in the second quarter of fiscal 2014. The higher effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.

•	Diluted earnings per share for the second quarter of fiscal 2015 were $0.24 compared to $0.27 per share for the second quarter of fiscal 2014.

•	The Company declared cash dividends of $0.06 per share in both the second quarter of fiscal 2015 and fiscal 2014.

•	The Company repurchased $5.9 million of its common stock in the quarter at an average price of $29.93 per share.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended			24 Weeks Ended
(In millions, except per share data)	June 20, 2015	June 14, 2014	Percent Change	June 20, 2015	June 14, 2014	Percent Change
Revenue	$630.1	$613.5	2.7%	$1,261.5	$1,241.1	1.6%
Cost of goods sold	383.7	367.7	4.4	753.7	739.1	2.0
Restructuring costs	—	0.1	(100.0)	—	0.5	(100.0)
Gross profit	246.4	245.7	0.3	507.8	501.5	1.3
Selling, general and administrative expenses	195.1	190.8	2.3	393.9	381.3	3.3
Acquisition-related integration costs	—	2.5	(100.0)	—	4.1	(100.0)
Restructuring and impairment costs	3.7	3.4	8.8	2.7	3.4	(20.6)
Operating profit	47.6	49.0	(2.9)	111.2	112.7	(1.3)
Interest expense, net	9.0	10.5	(14.3)	18.5	21.4	(13.6)
Other expense, net	1.8	—	—	0.8	0.8	—
Earnings before income taxes	36.8	38.5	(4.4)	91.9	90.5	1.5
Income taxes	11.6	10.9	6.4	26.6	25.7	3.5
Net earnings	25.2	27.6	(8.7)	65.3	64.8	0.8
Less: net (loss) earnings attributable to noncontrolling interest	(0.1)	0.1	(200.0)	(0.1)	0.2	(150.0)
Net earnings attributable to Wolverine World Wide, Inc.	$25.3	$27.5	(8.0)%	$65.4	$64.6	1.2%

Diluted earnings per share	$0.24	$0.27	(11.1)%	$0.63	$0.64	(1.6)%
REVENUE
Revenue was $630.1 million for the second quarter of fiscal 2015, an increase of 2.7% from the second quarter of fiscal 2014. Revenue growth of 12.2% for the Heritage Group and 5.7% for the Performance Group was partially offset by a 4.1% revenue decline from the Lifestyle Group. Revenue growth was negatively impacted by the closure of retail stores associated with the realignment of the Company’s consumer-direct operations (the “2014 Plan”) ($8.5 million) and the exit of the Patagonia® footwear license ($3.1 million). Changes in foreign exchange rates decreased reported revenues by approximately $13.5 million for the second quarter of fiscal 2015.
Revenue was $1,261.5 million for the first two quarters of fiscal 2015, an increase of 1.6% from the first two quarters of fiscal 2014. Revenue growth of 8.2% for the Heritage Group and 1.5% for the Performance Group were partially offset by a 1.1% revenue decline from the Lifestyle Group. Revenue growth was negatively impacted by the closure of retail stores associated with the 2014 Plan ($13.6 million) and the exit of the Patagonia® footwear license ($8.1 million). Changes in foreign exchange rates decreased reported revenues by approximately $30.8 million for the first two quarters of fiscal 2015.
GROSS MARGIN
Gross margin was 39.1% for the second quarter of fiscal 2015 compared to 40.1% in the second quarter of fiscal 2014. The gross margin decline was driven by unfavorable channel mix (115 basis points) and unfavorable foreign currency forward contracts (25 basis points), only partially offset by increased selling prices in excess of product costs (50 basis points).
Gross margin was 40.3% for the first two quarters of fiscal 2015 compared to 40.4% in the first two quarters of fiscal 2014. The gross margin decline was driven by unfavorable product mix (110 basis points), only partially offset by increased selling prices in excess of product costs (100 basis points).
OPERATING EXPENSES
Operating expenses increased $2.1 million, from $196.7 million in the second quarter of fiscal 2014 to $198.8 million in the second quarter of fiscal 2015. The increase was driven by $3.6 million of higher pension expense, $2.1 million of incremental brand investments, $0.9 million of higher bad debt expense and $0.8 million of higher incentive compensation expenses. Partially offsetting these increases were $3.5 million of lower retail store occupancy costs, $2.2 million of lower acquisition-related integration, restructuring and impairment costs and lower expenses from Patagonia® footwear of $1.1 million.
Operating expenses increased $7.8 million, from $388.8 million in the first two quarters of fiscal 2014 to $396.6 million in the first two quarters of fiscal 2015. The increase was driven by $8.8 million of incremental brand investments, $7.0 million of higher pension expense and $2.2 million of higher incentive compensation expenses. Partially offsetting these increases were $7.5 million of lower retail store occupancy costs, $4.8 million of lower acquisition-related, restructuring and impairment costs and lower expenses from Patagonia® footwear of $2.2 million.
INTEREST, OTHER AND TAXES
Net interest expense was $9.0 million in the second quarter of fiscal 2015 compared to $10.5 million in the second quarter of fiscal 2014. Net interest expense was $18.5 million in the first two quarters of fiscal 2015 compared to $21.4 million in the first two quarters of fiscal 2014. The decrease in both periods was primarily driven by lower average principal balances on the Company’s outstanding debt.
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
The Company’s effective tax rate was 31.4% in the second quarter of fiscal 2015, compared to 28.2% in the second quarter of fiscal 2014. The Company’s effective tax rate was 28.9% in the first two quarters of fiscal 2015, compared to 28.4% in the first two quarters of fiscal 2014.The higher effective tax rate in both periods reflects a shift in income between tax jurisdictions with differing tax rates.
REPORTABLE OPERATING SEGMENTS
The Company has three reportable operating segments. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Lifestyle Group, consisting of Sperry® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear and Cushe® footwear and includes Patagonia® footwear during fiscal 2014; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration and restructuring and impairment costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014	Change	Percent Change	June 20, 2015	June 14, 2014	Change	Percent Change
Revenue:
Lifestyle Group	$253.4	$264.1	$(10.7)	(4.1)%	$496.4	$502.1	$(5.7)	(1.1)%
Performance Group	223.3	211.2	12.1	5.7	466.7	460.0	6.7	1.5
Heritage Group	127.4	113.5	13.9	12.2	253.5	234.2	19.3	8.2
Other	26.0	24.7	1.3	5.3	44.9	44.8	0.1	0.2
Total	$630.1	$613.5	$16.6	2.7%	$1,261.5	$1,241.1	$20.4	1.6%

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014	Change	Percent Change	June 20, 2015	June 14, 2014	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$37.2	$39.1	$(1.9)	(4.9)%	$66.7	$64.1	$2.6	4.1%
Performance Group	38.9	37.6	1.3	3.5	94.6	95.6	(1.0)	(1.0)
Heritage Group	14.2	14.5	(0.3)	(2.1)	32.3	32.2	0.1	0.3
Other	1.5	0.1	1.4	1,400.0	1.2	(1.3)	2.5	192.3
Corporate	(44.2)	(42.3)	(1.9)	(4.5)	(83.6)	(77.9)	(5.7)	(7.3)
Total	$47.6	$49.0	$(1.4)	(2.9)%	$111.2	$112.7	$(1.5)	(1.3)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $10.7 million, or 4.1%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The decrease was driven by a revenue decline in the high single-digits for the Stride Rite® brand, a high teens decline for the Hush Puppies® brand and a low single-digit decline for the Sperry® brand. These decreases were partially offset by revenue growth in the low teens for the Keds® brand. The Lifestyle Group’s revenue decreased $5.7 million, or 1.1%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. The decrease resulted from a high single-digit decline for the Stride Rite® brand and a mid teens decline for the Hush Puppies® brand, which were partially offset by mid single-digit growth for the Sperry® and Keds® brands. The Sperry® decline in the second quarter was driven by decreases in the domestic boat shoe category. The Sperry® increase for the year-to-date period was driven primarily by several new U.S. distribution channels and additional retail stores. The Keds® increase in both periods was due to growth in the Asia Pacific region due to continued marketing investment to support the brand. The Stride Rite® revenue declines in both periods primarily resulted from the closure of retail stores as part of the 2014 Plan and challenging retail traffic for the remainder of the store fleet. The Hush Puppies® decrease in both periods was a result of strategic reductions in the U.S. department store channel.
The Lifestyle Group’s operating profit decreased $1.9 million, or 4.9%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The Lifestyle Group’s operating profit increased $2.6 million, or 4.1%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014.
Performance Group
The Performance Group’s revenue increased $12.1 million, or 5.7%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase was driven by revenue growth in the low sixties for the Chaco® brand and high single-digit growth from the Saucony® brand that was only partially offset by the exit of the Patagonia® footwear license and a low single-digit revenue decline for the Merrell® brand. The Performance Group’s revenue increased $6.7 million, or 1.5%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. The increase was driven by revenue growth in the mid sixties for the Chaco® brand and mid single-digit growth from the Saucony® brand that was only partially offset by the exit of the Patagonia® footwear license and a mid single-digit revenue decline for the Merrell® brand. The Chaco® increase in both periods was due to strong brand momentum and at-once sales across multiple product categories, while the Saucony® increase in both periods benefited from its lifestyle-oriented Originals product. The Merrell® decrease in both periods was due primarily to the negative impact of foreign exchange.
The Performance Group’s operating profit increased $1.3 million, or 3.5%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The Performance Group’s operating profit decreased $1.0 million, or 1.0%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014.
Heritage Group
The Heritage Group’s revenue increased $13.9 million, or 12.2%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase was driven by low teens revenue growth from the Wolverine® and CAT® footwear brands and low twenties growth for the Bates® brand. The Heritage Group’s revenue increased $19.3 million, or 8.2%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. The increase was driven by low teens revenue growth from the CAT® footwear brand, a high twenties growth for the Bates® brand and low single-digit growth for the Wolverine® brand. The CAT® footwear increase in both periods was driven by increased demand for its U.S. Work product and growth within the Asia Pacific region. The Bates® increase in both periods was driven by increased shipments on military contracts. The Wolverine® increase in both periods was driven by its U.S. core work product.

The Heritage Group’s operating profit decreased $0.3 million, or 2.1%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The Heritage Group’s operating profit increased $0.1 million, or 0.3%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014.
Corporate
Corporate expenses were $44.2 million in the second quarter of fiscal 2015 compared to $42.3 million in the second quarter of fiscal 2014. The $1.9 million increase was driven by $3.6 million of higher pension expense and $0.8 million of higher incentive compensation expenses that were partially offset by $2.3 million of lower acquisition-related integration and restructuring and impairment costs.
Corporate expenses were $83.6 million in the first two quarters of fiscal 2015 compared to $77.9 million in the first two quarters of fiscal 2014. The $5.7 million increase was driven by $7.0 million of higher pension expense and $2.2 million of higher incentive compensation expenses that were partially offset by $5.3 million of lower acquisition-related integration and restructuring and impairment costs.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 20, 2015	January 3, 2015	June 14, 2014
Cash and cash equivalents	$220.7	$223.8	$232.4
Debt (1)	833.1	900.8	1,131.3
Available Revolving Credit Facility (2)	196.4	196.4	196.7

(1)	Amounts include long-term debt, borrowings under the Revolving Credit Facility and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	24 Weeks Ended
(In millions)	June 20, 2015	June 14, 2014
Net cash provided by operating activities	$94.9	$65.6
Net cash used in investing activities	(12.6)	(14.8)
Net cash used in financing activities	(81.1)	(33.3)
Additions to property, plant and equipment	15.8	12.5
Depreciation and amortization	21.7	25.0
Liquidity
Cash and cash equivalents of $220.7 million as of June 20, 2015 were $11.7 million lower compared to June 14, 2014. The Company had $196.4 million of borrowing capacity available under the Revolving Credit Facility as of June 20, 2015.
Subsequent to the end of the second fiscal quarter, on July 13, 2015, the Company executed the Amended Agreement, which replaced the existing Term Loan A Facility and Revolving Credit Facility with a new $450.0 million term loan facility and a new $500.0 million revolving credit facility, and extended the maturity date of these facilities to July 13, 2020. The Amended Agreement provides for increased debt capacity limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,425.0 million, unless certain specified conditions set forth in the Credit Agreement are met.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of fiscal 2015, an increase in net working capital represented a use of cash of $11.0 million. Working capital balances were negatively impacted by increases in accounts receivable and inventories of $44.4 million and $42.2 million, respectively. This was partially offset by an increase in accounts payable of $53.3 million. These changes in working capital balances reflect the seasonality of the Company’s business.
For the first two quarters of fiscal 2014, an increase in net working capital represented a use of cash of $42.6 million. Working capital balances were negatively impacted by increases in accounts receivable and inventories of $37.8 million and $32.9 million, respectively. This was partially offset by an increase in accounts payable of $31.0 million.

Investing Activities
The Company made capital expenditures of $15.8 million in the first two quarters of fiscal 2015 compared to $12.5 million in the first two quarters of fiscal 2014. The majority of the capital expenditures in the first two quarters of fiscal 2015 and fiscal 2014 were for information system enhancements, building improvements and new retail store openings.
Financing Activities
As of June 20, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at June 20, 2015 totaled $833.1 million compared to $900.8 million at January 3, 2015. The decrease was due primarily to $58.0 million of voluntary principal payments on the Term Loan A Facility. As of June 20, 2015, the Company had outstanding standby letters of credit under the Revolving Credit Facility totaling $3.6 million.
At June 20, 2015, the Company had cash and cash equivalents of $220.7 million, of which $158.2 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in these foreign locations.
Cash flow from operating activities, along with borrowings on the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities are expected to be used to fund organic growth initiatives, reduce debt, pay dividends, repurchase the Company’s common stock and pursue acquisitions.
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company repurchased 196,159 shares for $5.9 million during the first two quarters of fiscal 2015. The Company did not repurchase any shares in the open market in fiscal 2014 pursuant to this stock repurchase program. The Company also acquired 265,975 shares for $7.5 million in the first two quarters of fiscal 2015 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $6.1 million and $5.9 million, for the second quarter of fiscal 2015 and fiscal 2014, respectively. The 2015 dividend is payable on August 3, 2015 to shareholders of record on July 1, 2015.
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

The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, China and Colombia where the functional currencies are primarily the Canadian dollar, euro, British pound, Chinese renminbi and Colombian peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At June 20, 2015 and June 14, 2014, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $202.6 million and $162.2 million, respectively, with maturities ranging up to 356 and 336 days, respectively.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's condensed consolidated statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At June 20, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $9.2 million from their value at January 3, 2015. At June 14, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $0.2 million from their value at December 28, 2013.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 20, 2015, the Company had no outstanding borrowings and outstanding letters of credit of $3.6 million under the Revolving Credit Facility. At June 20, 2015 and January 3, 2015, the Company had $457.5 million and $525.2 million, respectively, of variable rate debt outstanding under the Term Loan A Facility. As of June 20, 2015 and January 3, 2015, the Company held one interest rate swap arrangement denominated in U.S. dollars that effectively converted $364.7 million and $405.4 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 20, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of fiscal 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 29, 2015 to April 25, 2015)
Common Stock Repurchase Program(1)	—	—	—	$200,000,000
Employee Transactions(2)	2,810	$32.06	—
Period 5 (April 26, 2015 to May 23, 2015)
Common Stock Repurchase Program(1)	196,159	$29.93	196,159	$194,126,282
Employee Transactions(2)	10,451	$30.60	—
Period 6 (May 24, 2015 to June 20, 2015)
Common Stock Repurchase Program(1)	—	—	—	$194,126,282
Employee Transactions(2)	1,669	$29.14	—
Total for Quarter ended June 20, 2015
Common Stock Repurchase Program(1)	196,159	$29.93	196,159	$194,126,282
Employee Transactions(2)	14,930	$30.71	—

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

WOLVERINE WORLD WIDE, INC.

July 29, 2015	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

July 29, 2015	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

10.1
Replacement Facility Amendment, dated as of July 13, 2015, among Wolverine World Wide, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association and MUFG Union Bank, N.A., as co-syndication agents and lenders, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015

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