Form 10-Q
period 2015-09-12
WOLVERINE WORLD WIDE INC /DE/
filed 2015-10-21
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third twelve week accounting period ended September 12, 2015
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
Yes ☐    No  ☒
There were 102,889,460 shares of common stock, $1 par value, outstanding as of October 9, 2015.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Revenue	$678.9	$711.1	$1,940.4	$1,952.2
Cost of goods sold	407.2	426.3	1,160.9	1,165.4
Restructuring costs	—	0.1	—	0.6
Gross profit	271.7	284.7	779.5	786.2
Selling, general and administrative expenses	191.0	186.8	584.9	568.1
Acquisition-related integration costs	—	2.3	—	6.4
Restructuring and impairment costs	4.8	8.0	7.5	11.4
Operating profit	75.9	87.6	187.1	200.3
Other expenses:
Interest expense, net	9.0	10.0	27.5	31.4
Debt extinguishment costs	1.6	—	1.6	—
Other expense (income), net	0.5	(0.3)	1.3	0.5
Total other expenses	11.1	9.7	30.4	31.9
Earnings before income taxes	64.8	77.9	156.7	168.4
Income taxes	18.8	20.0	45.4	45.7
Net earnings	46.0	57.9	111.3	122.7
Less: net earnings attributable to noncontrolling interest	0.2	0.1	0.1	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$45.8	$57.8	$111.2	$122.4

Net earnings per share (see Note 3):
Basic	$0.45	$0.58	$1.10	$1.22
Diluted	$0.44	$0.57	$1.08	$1.20

Comprehensive income	$32.8	$57.9	$91.4	$125.6
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.8)	0.1	(1.2)	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.6	$57.8	$92.6	$125.3

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 12, 2015	January 3, 2015	September 6, 2014
ASSETS
Current assets:
Cash and cash equivalents	$196.4	$223.8	$231.5
Accounts receivable, less allowances:
September 12, 2015 – $42.0
January 3, 2015 – $41.0
September 6, 2014 – $38.7	374.6	312.7	483.9
Inventories:
Finished products, net	481.2	398.1	446.7
Raw materials and work-in-process, net	14.3	15.9	19.6
Total inventories	495.5	414.0	466.3
Deferred income taxes	28.0	28.1	27.2
Prepaid expenses and other current assets	39.7	63.6	40.1
Total current assets	1,134.2	1,042.2	1,249.0
Property, plant and equipment:
Gross cost	439.0	415.3	425.8
Accumulated depreciation	(294.7)	(278.5)	(284.3)
Property, plant and equipment, net	144.3	136.8	141.5
Other assets:
Goodwill	432.1	438.8	443.9
Indefinite-lived intangibles	687.9	690.5	690.5
Amortizable intangibles, net	101.8	112.1	116.8
Deferred income taxes	2.8	2.8	3.3
Deferred financing costs, net	14.8	16.5	19.1
Other	70.3	64.8	63.6
Total other assets	1,309.7	1,325.5	1,337.2
Total assets	$2,588.2	$2,504.5	$2,727.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 12, 2015	January 3, 2015	September 6, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183.1	$149.4	$162.3
Accrued salaries and wages	30.7	36.1	36.3
Other accrued liabilities	138.3	108.5	112.0
Current maturities of long-term debt	11.2	46.7	51.6
Total current liabilities	363.3	340.7	362.2
Long-term debt, less current maturities	814.4	854.1	1,045.0
Accrued pension liabilities	131.3	128.1	74.0
Deferred income taxes	219.6	217.0	253.8
Other liabilities	33.0	26.6	26.5
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 12, 2015 – 103,973,830 shares
January 3, 2015 – 102,253,150 shares
September 6, 2014 – 102,050,349 shares	104.0	102.3	102.1
Additional paid-in capital	73.2	40.1	30.2
Retained earnings	945.2	852.2	847.6
Accumulated other comprehensive loss	(68.1)	(49.5)	(6.3)
Cost of shares in treasury:
September 12, 2015 – 1,106,270 shares
January 3, 2015 – 416,812 shares
September 6, 2014 – 411,016 shares	(31.0)	(11.6)	(11.5)
Total Wolverine World Wide, Inc. stockholders’ equity	1,023.3	933.5	962.1
Noncontrolling interest	3.3	4.5	4.1
Total stockholders’ equity	1,026.6	938.0	966.2
Total liabilities and stockholders’ equity	$2,588.2	$2,504.5	$2,727.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014
OPERATING ACTIVITIES
Net earnings	$111.3	$122.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32.8	37.1
Deferred income taxes	(0.2)	0.3
Stock-based compensation expense	17.4	17.1
Excess tax benefits from stock-based compensation	(4.5)	(4.0)
Pension contribution	—	(2.4)
Pension and SERP expense	19.3	8.9
Debt extinguishment costs	1.6	—
Restructuring and impairment costs	7.5	12.0
Cash payments related to restructuring costs	(6.7)	(1.0)
Other	(3.2)	5.2
Changes in operating assets and liabilities:
Accounts receivable	(68.3)	(89.9)
Inventories	(91.7)	(42.2)
Other operating assets	29.0	7.1
Accounts payable	32.7	28.1
Other operating liabilities	32.8	15.7
Net cash provided by operating activities	109.8	114.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(28.6)	(21.4)
Investment in joint venture	—	(0.7)
Other	(4.3)	(2.2)
Net cash used in investing activities	(32.9)	(24.3)
FINANCING ACTIVITIES
Borrowings of long-term debt	450.0	—
Payments on long-term debt	(525.2)	(54.1)
Payments of debt issuance costs	(2.4)	—
Cash dividends paid	(18.3)	(18.0)
Purchase of common stock for treasury	(12.6)	—
Purchases of shares under employee stock plans	(7.6)	(10.1)
Proceeds from the exercise of stock options	12.8	4.9
Excess tax benefits from stock-based compensation	4.5	4.0
Net cash used in financing activities	(98.8)	(73.3)
Effect of foreign exchange rate changes	(5.5)	0.2
(Decrease) increase in cash and cash equivalents	(27.4)	17.3
Cash and cash equivalents at beginning of the year	223.8	214.2
Cash and cash equivalents at end of the period	$196.4	$231.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 12, 2015 and September 6, 2014
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2014 Form 10-K.
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
In May 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of ASU 2014-09, after amendment by ASU 2015-14, Deferral of the Effective Date, is annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for interim periods thereafter. The Company does not expect the new standard to have a significant impact on its quarterly reporting process.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.
In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted. The Company plans to adopt the new standard during its fourth quarter of fiscal 2015.
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$45.8	$57.8	$111.2	$122.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(1.1)	(2.0)	(2.3)
Net earnings used in calculating basic earnings per share	45.0	56.7	109.2	120.1
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	0.1	0.1
Net earnings used in calculating diluted earnings per share	$45.0	$56.7	$109.3	$120.2
Denominator:
Weighted average shares outstanding	103.0	101.6	102.9	101.3
Adjustment for non-vested restricted common stock	(3.3)	(3.3)	(3.4)	(3.2)
Shares used in calculating basic earnings per share	99.7	98.3	99.5	98.1
Effect of dilutive stock options	1.6	1.7	1.7	1.9
Shares used in calculating diluted earnings per share	101.3	100.0	101.2	100.0
Net earnings per share:
Basic	$0.45	$0.58	$1.10	$1.22
Diluted	$0.44	$0.57	$1.08	$1.20
For the 12 and 36 weeks ended September 12, 2015, options relating to 1,692,879 and 1,526,875 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 36 weeks ended September 6, 2014, options relating to 1,498,446 and 1,053,424 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(1.4)	—	(1.4)
Balance at September 6, 2014	$443.9	$690.5	$1,134.4

Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment (see Note 14)	—	(2.6)	(2.6)
Foreign currency translation effects	(6.7)	—	(6.7)
Balance at September 12, 2015	$432.1	$687.9	$1,120.0
The operating results of the third quarter, along with the Company’s outlook of future operating results have given rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® trade name indefinite-lived intangible asset. To the extent that the operating results continue to decline, the Company may record a non-cash intangible asset impairment charge. The carrying value of the Company’s Stride Rite® trade name indefinite-lived intangible asset was $17.5 million as of September 12, 2015.

5.	ACCOUNTS RECEIVABLE
During the fourth quarter of fiscal 2014, the Company executed a three-year agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability at September 12, 2015 and January 3, 2015. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. As of September 12, 2015 and January 3, 2015, this program had reduced the Company's accounts receivable by $81.0 million and $60.9 million, respectively. The Company sold a total of $158.9 million and $473.0 million of accounts receivable at their stated amounts, less a $0.3 million and $1.0 million fee charged by the financial institution, during the 12 and 36 weeks ended September 12, 2015, respectively. The fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	September 12, 2015	January 3, 2015	September 6, 2014
Term Loan A Facility, due July 13, 2020	$450.0	$525.2	$720.9
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Capital lease obligation	0.6	0.6	0.7
Total debt	$825.6	$900.8	$1,096.6
On July 13, 2015, the Company amended its credit agreement (as amended, the "Credit Agreement"). The amendment replaced the previous term loan facility and revolving credit facility with a new $450.0 million Term Loan A Facility and a new $500.0 million Revolving Credit Facility, and extended the maturity date of these facilities to July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,425.0 million, unless certain specified conditions set forth in the Credit Agreement are met. The Company incurred $1.6 million of debt extinguishment costs during the third quarter of fiscal 2015 in connection with the refinancing. These costs represent a write-off of previously capitalized deferred financing fees.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.6 million, $3.6 million and $3.3 million as of September 12, 2015, January 3, 2015 and September 6, 2014, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 12, 2015, Term Loan A had a weighted-average interest rate of 2.15%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 12, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.

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
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $2.7 million for the 12 and 36 weeks ended September 12, 2015, respectively. The Company included in interest expense the amortization of deferred financing costs of $1.0 million and $2.9 million for the 12 and 36 weeks ended September 6, 2014, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the 12 weeks ended September 12, 2015 and September 6, 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swaps		Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of June 14, 2014	$0.3	$0.5		$0.2		$(7.3)		$(6.3)
Other comprehensive income (loss) before reclassifications (1)	(3.8)	2.7		—		—		(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(2)	—		1.7	(4)	1.5
Income tax expense (benefit)	—	0.1		—		(0.5)		(0.4)
Net reclassifications	—	(0.1)		—		1.2		1.1
Net current-period other comprehensive income (loss) (1)	(3.8)	2.6		—		1.2		—
Balance of accumulated other comprehensive income (loss) as of September 6, 2014	$(3.5)	$3.1		$0.2		$(6.1)		$(6.3)

Balance of accumulated other comprehensive income (loss) as of June 20, 2015	$(26.1)	$5.9		$(0.3)		$(35.4)		$(55.9)
Other comprehensive income (loss) before reclassifications (1)	(11.8)	3.8		(4.0)		—		(12.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.6)	(2)	1.6	(3)	4.8	(4)	(0.2)
Income tax expense (benefit)	—	2.2		(0.6)		(1.6)		—
Net reclassifications	—	(4.4)		1.0		3.2		(0.2)
Net current-period other comprehensive income (loss) (1)	(11.8)	(0.6)		(3.0)		3.2		(12.2)
Balance of accumulated other comprehensive income (loss) as of September 12, 2015	$(37.9)	$5.3		$(3.3)		$(32.2)		$(68.1)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the 36 weeks ended September 12, 2015 and September 6, 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swaps		Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6		$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(4.0)	3.5		(0.4)		—		(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(2)	—		5.2	(4)	5.8
Income tax expense (benefit)	—	(0.2)		—		(1.8)		(2.0)
Net reclassifications	—	0.4		—		3.4		3.8
Net current-period other comprehensive income (loss) (1)	(4.0)	3.9		(0.4)		3.4		2.9
Balance of accumulated other comprehensive income (loss) as of September 6, 2014	$(3.5)	$3.1		$0.2		$(6.1)		$(6.3)

Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4		$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(21.0)	6.3		(4.7)		—		(19.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14.0)	(2)	1.6	(3)	14.5	(4)	2.1
Income tax expense (benefit)	—	4.4		(0.6)		(5.1)		(1.3)
Net reclassifications	—	(9.6)		1.0		9.4		0.8
Net current-period other comprehensive income (loss) (1)	(21.0)	(3.3)		(3.7)		9.4		(18.6)
Balance of accumulated other comprehensive income (loss) as of September 12, 2015	$(37.9)	$5.3		$(3.3)		$(32.2)		$(68.1)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, interest rate swap arrangements, borrowings under the Revolving Credit Facility and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swaps and foreign currency forward exchange contracts, which are carried at fair value. The carrying value and the fair value of the Company’s long-term debt, excluding capital leases, are as follows:

(In millions)	September 12, 2015	January 3, 2015	September 6, 2014
Carrying value	$825.0	$900.2	$1,095.9
Fair value	846.2	928.4	1,135.3
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
The Company has two interest rate swap arrangements which exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. These derivative instruments, which, unless otherwise terminated, will mature on October 6, 2017 and July 13, 2020, have been designated as cash flow hedges of the debt. The notional amounts of the interest rate swap arrangements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The Company does not hold or issue financial instruments for trading purposes.
The notional amounts of the Company’s derivative instruments are as follows:

	September 12, 2015	January 3, 2015	September 6, 2014
Foreign exchange contracts:
Notional amount (in millions)	$194.0	$141.6	$116.8
Maturities (in days)	356	336	336
Interest rate swaps:
Notional amount (in millions)	$638.9	$405.4	$422.4
The following table sets forth financial assets and liabilities measured at fair value in the consolidated condensed balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 12, 2015	January 3, 2015	September 6, 2014
Financial assets:
Foreign exchange contracts asset	$3.7	$8.6	$4.5
Interest rate swap asset	—	0.6	0.4
Financial liabilities:
Foreign exchange contracts liability	1.3	—	0.1
Interest rate swap liability	5.0	—	—
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations and comprehensive income. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 36 weeks ended September 12, 2015 or September 6, 2014. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive loss and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

9.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3.3 million and $17.4 million, and related income tax benefits of $1.0 million and $5.7 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 12, 2015, respectively. The Company recognized compensation expense of $5.9 million and $17.1 million, and related income tax benefits of $1.8 million and $5.4 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 6, 2014.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 36 weeks ended September 12, 2015 and September 6, 2014 was $6.37 and $6.21, respectively, with the following weighted average assumptions:

	36 Weeks Ended
	September 12, 2015	September 6, 2014
Expected market price volatility (1)	28.8%	29.6%
Risk-free interest rate (2)	1.3%	1.2%
Dividend yield (3)	0.9%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 292,885 and 241,965 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended September 12, 2015 and September 6, 2014, respectively. During the 12 weeks ended September 12, 2015 and September 6, 2014, the Company canceled 306,210 and 87,090 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 2,230,891 and 1,601,989 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 36 weeks ended September 12, 2015 and September 6, 2014, respectively. During the 36 weeks ended September 12, 2015 and September 6, 2014, the Company canceled 510,211 and 369,612 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
A summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company is as follows:

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Service cost pertaining to benefits earned during the period	$2.1	$1.7	$6.3	$5.0
Interest cost on projected benefit obligations	4.2	4.8	12.7	14.1
Expected return on pension assets	(4.7)	(5.2)	(14.2)	(15.4)
Net amortization loss	4.8	1.7	14.5	5.2
Net pension expense	$6.4	$3.0	$19.3	$8.9

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended September 12, 2015 and September 6, 2014 was 29.0% and 25.7%, respectively. For the 36 weeks ended September 12, 2015 and September 6, 2014, the Company’s effective tax rate was 29.0% and 27.1%, respectively. The higher effective tax rate in current year periods reflect a negative impact from discrete items and an increase in the current year U.S. state effective tax rate.
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

Minimum future royalty and advertising obligations for the fiscal periods subsequent to September 12, 2015 under the terms of certain licenses held by the Company are as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter
Minimum royalties	$0.4	$—	$—	$—	$—	$—
Minimum advertising	2.9	3.1	3.2	3.3	3.4	10.9
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.6 million for the 12 weeks ended September 12, 2015 and September 6, 2014, respectively. For the 36 weeks ended September 12, 2015 and September 6, 2014, the Company incurred royalty expense, in accordance with these agreements, of $1.4 million and $1.7 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.6 million and $0.7 million for the 12 weeks ended September 12, 2015 and September 6, 2014, respectively. For the 36 weeks ended September 12, 2015 and September 6, 2014, the Company incurred advertising expense, in accordance with these agreements, of $2.4 million and $2.9 million, respectively.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration, restructuring and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.

Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Revenue:
Lifestyle Group	$250.6	$277.9	$747.0	$780.0
Performance Group	249.1	257.1	715.8	717.1
Heritage Group	150.2	151.3	403.7	385.5
Other	29.0	24.8	73.9	69.6
Total	$678.9	$711.1	$1,940.4	$1,952.2
Operating profit (loss):
Lifestyle Group	$32.5	$45.6	$99.2	$109.5
Performance Group	54.3	59.2	148.9	153.0
Heritage Group	25.4	26.6	57.7	58.6
Other	1.1	0.3	2.3	1.5
Corporate	(37.4)	(44.1)	(121.0)	(122.3)
Total	$75.9	$87.6	$187.1	$200.3

(In millions)	September 12, 2015	January 3, 2015	September 6, 2014
Total assets:
Lifestyle Group	$1,393.5	$1,378.8	$1,453.8
Performance Group	543.1	485.8	533.0
Heritage Group	287.8	246.4	251.7
Other	52.7	52.1	122.7
Corporate	311.1	341.4	366.5
Total	$2,588.2	$2,504.5	$2,727.7
Goodwill:
Lifestyle Group	$317.4	$323.8	$327.8
Performance Group	92.4	92.5	92.7
Heritage Group	22.3	22.5	23.4
Total	$432.1	$438.8	$443.9

14.	RESTRUCTURING ACTIVITIES
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
The Company closed 58 retail stores in connection with the 2014 Plan during fiscal 2014 and 17 retail stores during the 36 weeks ended September 12, 2015. The balance of the estimated 120 total store closures is expected to occur during the fourth quarter of fiscal 2015.
Costs related to the 2014 Plan have been recorded within the Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.

The following is a summary of the activity during the 36 weeks ended September 12, 2015 and September 6, 2014, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$—	$—	$—
Restructuring costs	1.0	5.0	1.4	7.4
Amounts paid	(0.3)	—	—	(0.3)
Charges against assets	—	(5.0)	(1.4)	(6.4)
Balance at September 6, 2014	$0.7	$—	$—	$0.7

Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring and impairment costs	1.8	0.3	0.4	2.5
Amounts paid	(1.9)	—	(4.2)	(6.1)
Charges against assets	—	(0.3)	(1.8)	(2.1)
Balance at September 12, 2015	$0.9	$—	$0.9	$1.8
2013 Plan
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $0.6 million during fiscal 2014. The Company does not expect to recognize any further significant costs for the 2013 Plan. The Company considers the 2013 Plan complete and all costs incurred have been recognized in the Company’s Corporate category and are included in the restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.
The following is a summary of the activity during the 36 weeks ended September 6, 2014, with respect to a reserve established by the Company in connection with the 2013 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.5	0.6
Amounts paid	(0.1)	(0.6)	(0.7)
Charges against assets	—	(0.2)	(0.2)
Balance at September 6, 2014	$—	$0.2	$0.2
Other Restructuring Activities
During fiscal 2015, the Company recorded restructuring and impairment costs of $4.1 million in connection with the Company’s decision to wind-down operations of its Cushe® brand. These costs included $2.6 million related to indefinite-lived intangibles and $1.5 million in other restructuring costs. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.
During the second quarter of fiscal 2014, the Company recorded an impairment of an equity method investment and reserved certain receivables within the Company’s international operations. The impairment and asset charge were determined to be other-than-temporary and the Company recorded a non-cash charge of $3.4 million within its corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income. During the third quarter of fiscal 2015, the Company recorded additional restructuring costs of $0.9 million related to its international operations.

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
WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$149.6	$1,016.0	$213.9	$(700.6)	$678.9
Cost of goods sold	108.3	860.7	121.2	(683.0)	407.2
Gross profit	41.3	155.3	92.7	(17.6)	271.7
Selling, general and administrative expenses	37.4	107.9	63.4	(17.7)	191.0
Restructuring and impairment costs	1.4	1.7	1.7	—	4.8
Operating profit	2.5	45.7	27.6	0.1	75.9
Other expenses:
Interest expense, net	9.0	—	—	—	9.0
Debt extinguishment costs	1.6	—	—	—	1.6
Other expense, net	—	0.3	0.2	—	0.5
Total other expenses	10.6	0.3	0.2	—	11.1
Earnings (loss) before income taxes	(8.1)	45.4	27.4	0.1	64.8
Income tax expense (benefit)	(3.4)	18.4	3.8	—	18.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(4.7)	27.0	23.6	0.1	46.0
Equity in earnings of consolidated subsidiaries	50.5	14.8	31.7	(97.0)	—
Net earnings	45.8	41.8	55.3	(96.9)	46.0
Less: net earnings attributable to noncontrolling interest	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$45.8	$41.8	$55.1	$(96.9)	$45.8

Comprehensive income	$32.3	$41.8	$41.9	$(83.2)	$32.8
Less: comprehensive loss attributable to noncontrolling interest	(1.3)	—	(0.8)	1.3	(0.8)
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.6	$41.8	$42.7	$(84.5)	$33.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$139.3	$1,085.3	$217.8	$(731.3)	$711.1
Cost of goods sold	98.3	926.1	118.0	(716.1)	426.3
Restructuring costs	—	—	0.1	—	0.1
Gross profit	41.0	159.2	99.7	(15.2)	284.7
Selling, general and administrative expenses	40.9	98.9	62.6	(15.6)	186.8
Acquisition-related integration costs	1.2	0.6	0.5	—	2.3
Restructuring costs	0.9	5.3	1.8	—	8.0
Operating profit (loss)	(2.0)	54.4	34.8	0.4	87.6
Other expenses:
Interest expense (income), net	10.3	(0.2)	(0.1)	—	10.0
Other expense (income), net	—	(0.4)	0.1	—	(0.3)
Total other expenses (income)	10.3	(0.6)	—	—	9.7
Earnings (loss) before income taxes	(12.3)	55.0	34.8	0.4	77.9
Income tax expense (benefit)	(4.6)	20.6	4.0	—	20.0
Earnings (loss) before equity in earnings of consolidated subsidiaries	(7.7)	34.4	30.8	0.4	57.9
Equity in earnings of consolidated subsidiaries	65.5	55.0	28.3	(148.8)	—
Net earnings	57.8	89.4	59.1	(148.4)	57.9
Less: net earnings attributable to noncontrolling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$57.8	$89.4	$59.0	$(148.4)	$57.8

Comprehensive income	$57.8	$89.2	$58.0	$(147.1)	$57.9
Less: comprehensive income attributable to noncontrolling interest	—	—	0.1	—	0.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$57.8	$89.2	$57.9	$(147.1)	$57.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$418.9	$2,949.0	$587.4	$(2,014.9)	$1,940.4
Cost of goods sold	309.6	2,487.8	326.8	(1,963.3)	1,160.9
Gross profit	109.3	461.2	260.6	(51.6)	779.5
Selling, general and administrative expenses	127.6	323.1	185.8	(51.6)	584.9
Restructuring and impairment costs	2.9	2.9	1.7	—	7.5
Operating (loss) profit	(21.2)	135.2	73.1	—	187.1
Other expenses:
Interest expense (income), net	27.4	0.2	(0.1)	—	27.5
Debt extinguishment costs	1.6	—	—	—	1.6
Other expense (income), net	2.2	(0.6)	(0.3)	—	1.3
Total other expenses (income)	31.2	(0.4)	(0.4)	—	30.4
Earnings (loss) before income taxes	(52.4)	135.6	73.5	—	156.7
Income taxes (benefit)	(20.4)	53.0	12.8	—	45.4
Earnings (loss) before equity in earnings of consolidated subsidiaries	(32.0)	82.6	60.7	—	111.3
Equity in earnings of consolidated subsidiaries	143.2	53.9	93.8	(290.9)	—
Net earnings	111.2	136.5	154.5	(290.9)	111.3
Less: net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$111.2	$136.5	$154.4	$(290.9)	$111.2

Comprehensive income	$91.3	$136.5	$128.9	$(265.3)	$91.4
Less: comprehensive loss attributable to noncontrolling interest	(1.3)	—	(1.2)	1.3	(1.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.6	$136.5	$130.1	$(266.6)	$92.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$364.0	$3,060.2	$587.9	$(2,059.9)	$1,952.2
Cost of goods sold	252.6	2,608.8	317.2	(2,013.2)	1,165.4
Restructuring costs	—	—	0.6	—	0.6
Gross profit	111.4	451.4	270.1	(46.7)	786.2
Selling, general and administrative expenses	122.5	309.1	184.0	(47.5)	568.1
Acquisition-related integration costs	4.1	1.8	0.5	—	6.4
Restructuring costs	2.4	5.3	3.7	—	11.4
Operating profit (loss)	(17.6)	135.2	81.9	0.8	200.3
Other expenses:
Interest expense (income), net	31.6	—	(0.2)	—	31.4
Other expense (income), net	(0.3)	(1.3)	2.1	—	0.5
Total other expenses (income)	31.3	(1.3)	1.9	—	31.9
Earnings (loss) before income taxes	(48.9)	136.5	80.0	0.8	168.4
Income taxes (benefit)	(18.3)	51.2	12.8	—	45.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(30.6)	85.3	67.2	0.8	122.7
Equity in earnings of consolidated subsidiaries	153.0	103.8	64.1	(320.9)	—
Net earnings	122.4	189.1	131.3	(320.1)	122.7
Less: net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$122.4	$189.1	$131.0	$(320.1)	$122.4

Comprehensive income	$125.3	$188.6	$131.2	$(319.5)	$125.6
Less: comprehensive income attributable to noncontrolling interest	—	—	0.3	—	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$125.3	$188.6	$130.9	$(319.5)	$125.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$49.5	$3.0	$143.9	$—	$196.4
Accounts receivable, net	104.1	136.2	134.3	—	374.6
Inventories:
Finished products, net	93.3	294.9	93.0	—	481.2
Raw materials and work-in-process, net	0.5	1.4	12.4	—	14.3
Total inventories	93.8	296.3	105.4	—	495.5
Deferred income taxes	12.8	14.0	1.2	—	28.0
Prepaid expenses and other current assets	10.3	18.5	10.9	—	39.7
Total current assets	270.5	468.0	395.7	—	1,134.2
Property, plant and equipment:
Gross cost	242.7	164.3	32.0	—	439.0
Accumulated depreciation	(189.6)	(84.8)	(20.3)	—	(294.7)
Property, plant and equipment, net	53.1	79.5	11.7	—	144.3
Other assets:
Goodwill	7.8	353.0	71.3	—	432.1
Indefinite-lived intangibles	3.8	674.9	9.2	—	687.9
Amortizable intangibles, net	0.5	101.2	0.1	—	101.8
Deferred income taxes	—	—	2.8	—	2.8
Deferred financing costs, net	14.8	—	—	—	14.8
Other	49.1	17.4	3.8	—	70.3
Intercompany accounts receivable	22.1	2,742.4	640.3	(3,404.8)	—
Investment in affiliates	3,271.5	1,054.0	1,019.9	(5,345.4)	—
Total other assets	3,369.6	4,942.9	1,747.4	(8,750.2)	1,309.7
Total assets	$3,693.2	$5,490.4	$2,154.8	$(8,750.2)	$2,588.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.8	$69.5	$58.8	$—	$183.1
Accrued salaries and wages	18.2	5.0	7.5	—	30.7
Other accrued liabilities	15.7	81.7	40.9	—	138.3
Current maturities of long-term debt	11.2	—	—	—	11.2
Total current liabilities	99.9	156.2	107.2	—	363.3
Long-term debt, less current maturities	813.8	0.6	—	—	814.4
Accrued pension liabilities	110.6	20.7	—	—	131.3
Deferred income taxes	(57.9)	274.7	2.8	—	219.6
Other liabilities	20.1	10.9	2.0	—	33.0
Intercompany accounts payable	1,683.4	1,112.2	609.2	(3,404.8)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	1,023.3	3,915.1	1,430.3	(5,345.4)	1,023.3
Noncontrolling interest	—	—	3.3	—	3.3
Total stockholders’ equity	1,023.3	3,915.1	1,433.6	(5,345.4)	1,026.6
Total liabilities and stockholders’ equity	$3,693.2	$5,490.4	$2,154.8	$(8,750.2)	$2,588.2

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 6, 2014
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.7	$74.5	$48.1	$—	$162.3
Accrued salaries and wages	19.2	8.0	9.1	—	36.3
Other accrued liabilities	37.8	33.1	41.1	—	112.0
Current maturities of long-term debt	51.6	—	—	—	51.6
Total current liabilities	148.3	115.6	98.3	—	362.2
Long-term debt, less current maturities	1,044.3	0.7	—	—	1,045.0
Accrued pension liabilities	64.0	10.0	—	—	74.0
Deferred income taxes	(37.9)	287.5	4.2	—	253.8
Other liabilities	13.0	10.5	3.0	—	26.5
Intercompany accounts payable	1,366.5	555.3	677.1	(2,598.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	962.1	3,440.5	1,699.6	(5,140.1)	962.1
Noncontrolling interest	—	—	4.1	—	4.1
Total stockholders’ equity	962.1	3,440.5	1,703.7	(5,140.1)	966.2
Total liabilities and stockholders’ equity	$3,560.3	$4,420.1	$2,486.3	$(7,739.0)	$2,727.7

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$146.4	$19.2	$(55.8)	$—	$109.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(10.5)	(14.2)	(3.9)		(28.6)
Other	1.0	(5.3)	—	—	(4.3)
Net cash used in investing activities	(9.5)	(19.5)	(3.9)	—	(32.9)
FINANCING ACTIVITIES
Borrowings of long-term debt	450.0	—	—	—	450.0
Payments on long-term debt	(525.2)	—	—	—	(525.2)
Payments of debt issuance costs	(2.4)	—	—	—	(2.4)
Cash dividends paid	(18.3)	—	—	—	(18.3)
Purchase of common stock for treasury	(12.6)	—	—	—	(12.6)
Purchases of shares under employee stock plans	(7.6)	—	—	—	(7.6)
Proceeds from the exercise of stock options	12.8	—	—	—	12.8
Excess tax benefits from stock-based compensation	4.5	—	—	—	4.5
Net cash used in financing activities	(98.8)	—	—	—	(98.8)
Effect of foreign exchange rate changes	—	—	(5.5)	—	(5.5)
Increase (decrease) in cash and cash equivalents	38.1	(0.3)	(65.2)	—	(27.4)
Cash and cash equivalents at beginning of the year	11.4	3.3	209.1	—	223.8
Cash and cash equivalents at end of the period	$49.5	$3.0	$143.9	$—	$196.4

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
The Company’s portfolio consists of 15 brands that are marketed in approximately 200 countries and territories at September 12, 2015, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 12, 2015, the Company operated 419 retail stores in the United States and Canada and 61 consumer-direct websites.
2015 FINANCIAL OVERVIEW

•
Revenue decreased to $678.9 million for the third quarter of fiscal 2015, representing a decline of 4.5% versus the third quarter of fiscal 2014. The decrease was due primarily to unfavorable foreign exchange rates, the closure of Company retail stores and the exit of the Patagonia® footwear business.

•	Gross margin was 40.0% in both the third quarter of fiscal 2015 and fiscal 2014.

•
Operating margin decreased 110 basis points to 11.2% for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, primarily driven by lower revenues, higher pension expense and incremental brand investments.

•
The effective tax rate in the third quarter of fiscal 2015 was 29.0% compared to 25.7% in the third quarter of fiscal 2014. The higher effective tax rate is due to the negative impact from discrete items and an increase in the current year U.S. state effective tax rate.

•	Diluted earnings per share for the third quarter of fiscal 2015 were $0.44 compared to $0.57 per share for the third quarter of fiscal 2014.

•	The Company declared cash dividends of $0.06 per share in both the third quarter of fiscal 2015 and fiscal 2014.

•	The Company repurchased $6.7 million of its common stock in the quarter at an average price of $26.73 per share.
OUTLOOK
The operating results of the third quarter, along with the Company’s outlook of future operating results have given rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® trade name indefinite-lived intangible asset. To the extent that the operating results continue to decline, the Company may record a non-cash intangible asset impairment charge. The carrying value of the Company’s Stride Rite® trade name indefinite-lived intangible asset was $17.5 million as of September 12, 2015. In the event of a future impairment charge, there would be no effect on the Company’s operations or liquidity, and would not change management’s long-term business outlook or strategy.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended			36 Weeks Ended
(In millions, except per share data)	September 12, 2015	September 6, 2014	Percent Change	September 12, 2015	September 6, 2014	Percent Change
Revenue	$678.9	$711.1	(4.5)%	$1,940.4	$1,952.2	(0.6)%
Cost of goods sold	407.2	426.3	(4.5)	1,160.9	1,165.4	(0.4)
Restructuring costs	—	0.1	(100.0)	—	0.6	(100.0)
Gross profit	271.7	284.7	(4.6)	779.5	786.2	(0.9)
Selling, general and administrative expenses	191.0	186.8	2.2	584.9	568.1	3.0
Acquisition-related integration costs	—	2.3	(100.0)	—	6.4	(100.0)
Restructuring and impairment costs	4.8	8.0	(40.0)	7.5	11.4	(34.2)
Operating profit	75.9	87.6	(13.4)	187.1	200.3	(6.6)
Interest expense, net	9.0	10.0	(10.0)	27.5	31.4	(12.4)
Debt extinguishment costs	1.6	—	—	1.6	—	—
Other expense (income), net	0.5	(0.3)	266.7	1.3	0.5	160.0
Earnings before income taxes	64.8	77.9	(16.8)	156.7	168.4	(6.9)
Income taxes	18.8	20.0	(6.0)	45.4	45.7	(0.7)
Net earnings	46.0	57.9	(20.6)	111.3	122.7	(9.3)
Less: net earnings attributable to noncontrolling interest	0.2	0.1	100.0	0.1	0.3	(66.7)
Net earnings attributable to Wolverine World Wide, Inc.	$45.8	$57.8	(20.8)%	$111.2	$122.4	(9.2)%

Diluted earnings per share	$0.44	$0.57	(22.8)%	$1.08	$1.20	(10.0)%
REVENUE
Revenue was $678.9 million for the third quarter of fiscal 2015, a decrease of 4.5% from the third quarter of fiscal 2014. Revenue growth was negatively impacted by the closure of retail stores associated with the realignment of the Company’s consumer-direct operations (the “2014 Plan”) ($11.4 million) and the exit of the Patagonia® footwear license ($5.8 million). Changes in foreign exchange rates decreased reported revenues by approximately $20.0 million for the third quarter of fiscal 2015.
Revenue was $1,940.4 million for the first three quarters of fiscal 2015, a decrease of 0.6% from the first three quarters of fiscal 2014. Revenue growth was negatively impacted by the closure of retail stores associated with the 2014 Plan ($25.6 million) and the exit of the Patagonia® footwear license ($14.1 million). Changes in foreign exchange rates decreased reported revenues by approximately $50.8 million for the first three quarters of fiscal 2015.
GROSS MARGIN
Gross margin was 40.0% in both the third quarter of fiscal 2015 and fiscal 2014. The consistent gross margin percentage was driven by increased selling prices and favorable product mix (260 basis points), which was offset by unfavorable foreign currency forward contracts (60 basis points) and unfavorable brand mix (200 basis points).
Gross margin was 40.2% for the first three quarters of fiscal 2015 compared to 40.3% in the first three quarters of fiscal 2014. The slight gross margin decline was driven by unfavorable channel mix (90 basis points) and foreign currency forward contracts (20 basis points), only partially offset by increased selling prices and favorable product mix (100 basis points).
OPERATING EXPENSES
Operating expenses decreased $1.3 million, from $197.1 million in the third quarter of fiscal 2014 to $195.8 million in the third quarter of fiscal 2015. The decrease was driven by $5.5 million of lower acquisition-related integration, restructuring and impairment costs, $3.2 million of lower retail store operating costs and $4.0 million of lower incentive compensation expenses, partially offset by $4.2 million of incremental advertising expenses and $3.4 million of higher pension expense.

Operating expenses increased $6.5 million, from $585.9 million in the first three quarters of fiscal 2014 to $592.4 million in the first three quarters of fiscal 2015. The increase was driven by $13.0 million of incremental advertising expenses and $10.4 million of higher pension expense. Partially offsetting these increases were $10.7 million of lower retail store operating costs and $10.3 million of lower acquisition-related integration, restructuring and impairment costs.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $9.0 million in the third quarter of fiscal 2015 compared to $10.0 million in the third quarter of fiscal 2014. Net interest expense was $27.5 million in the first three quarters of fiscal 2015 compared to $31.4 million in the first three quarters of fiscal 2014. The decrease in both periods was primarily driven by lower average principal balances on the Company’s outstanding debt.
The Company incurred $1.6 million of debt extinguishment costs during the third quarter of fiscal 2015 in connection with the refinancing of the Company's debt. These costs represent a write-off of previously capitalized deferred financing fees.
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
The Company’s effective tax rate was 29.0% in the third quarter of fiscal 2015, compared to 25.7% in the third quarter of fiscal 2014. The Company’s effective tax rate was 29.0% in the first three quarters of fiscal 2015, compared to 27.1% in the first three quarters of fiscal 2014. The higher effective tax rate in current year periods reflect a negative impact from discrete items and an increase in the current year U.S. state effective tax rate.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related integration, restructuring and impairment costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014	Change	Percent Change	September 12, 2015	September 6, 2014	Change	Percent Change
Revenue:
Lifestyle Group	$250.6	$277.9	$(27.3)	(9.8)%	$747.0	$780.0	$(33.0)	(4.2)%
Performance Group	249.1	257.1	(8.0)	(3.1)	715.8	717.1	(1.3)	(0.2)
Heritage Group	150.2	151.3	(1.1)	(0.7)	403.7	385.5	18.2	4.7
Other	29.0	24.8	4.2	16.9	73.9	69.6	4.3	6.2
Total	$678.9	$711.1	$(32.2)	(4.5)%	$1,940.4	$1,952.2	$(11.8)	(0.6)%

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014	Change	Percent Change	September 12, 2015	September 6, 2014	Change	Percent Change
Operating profit (loss):
Lifestyle Group	$32.5	$45.6	$(13.1)	(28.7)%	$99.2	$109.5	$(10.3)	(9.4)%
Performance Group	54.3	59.2	(4.9)	(8.3)	148.9	153.0	(4.1)	(2.7)
Heritage Group	25.4	26.6	(1.2)	(4.5)	57.7	58.6	(0.9)	(1.5)
Other	1.1	0.3	0.8	266.7	2.3	1.5	0.8	53.3
Corporate	(37.4)	(44.1)	6.7	15.2	(121.0)	(122.3)	1.3	1.1
Total	$75.9	$87.6	$(11.7)	(13.4)%	$187.1	$200.3	$(13.2)	(6.6)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $27.3 million, or 9.8%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Changes in foreign exchange rates decreased third quarter of fiscal 2015 revenues by approximately $3.8 million. The reported revenue decrease was driven by a high teens revenue decline for the Stride Rite® and Hush Puppies® brands, a low single-digit decline for the Sperry® brand and a mid single-digit decline for the Keds® brand. The Lifestyle Group’s revenue decreased $33.0 million, or 4.2%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. Changes in foreign exchange rates decreased the first three quarters of fiscal 2015 revenues by approximately $10.0 million. The reported revenue decrease resulted from a low teens decline for the Stride Rite® brand and a mid teens decline for the Hush Puppies® brand, which were partially offset by low single-digit growth for the Sperry® and Keds® brands. The Stride Rite® revenue declines in both periods were due to retail store closures as part of the 2014 Plan and challenging retail traffic for the remainder of the store fleet. The Hush Puppies® decrease in both periods was a result of strategic reductions in the U.S. department store channel. The Sperry® decline in the third quarter was driven by decreases in the domestic boat shoe category, partially offset by growth for vulcanized and boot product. The Sperry® increase in the year-to-date period was driven by several new U.S. distribution channels and additional retail stores. The Keds® decrease in the third quarter was driven by sales of PRO-Keds to a key customer in the third quarter of fiscal 2014 that did not also occur in the third quarter of fiscal 2015. The Keds® increase in the year-to-date period was driven by growth in the Asia Pacific region due to continued marketing investment to support the brand.
The Lifestyle Group’s operating profit decreased $13.1 million, or 28.7%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The decrease was driven primarily by a low forties decrease for Stride Rite® and a low twenties decrease for Sperry®. The Lifestyle Group’s operating profit decreased $10.3 million, or 9.4%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. The decrease was driven primarily by a high twenties decrease for Stride Rite® and a mid single-digit decrease for Sperry®. The Stride Rite® decrease in both periods resulted from lower revenues due to challenging store performance, while the Sperry® decrease was driven primarily by incremental brand creation investments.
Performance Group
The Performance Group’s revenue decreased $8.0 million, or 3.1%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Changes in foreign exchange rates decreased third quarter of fiscal 2015 revenues by approximately $11.5 million. The reported revenue decrease included a mid single-digit revenue decline for the Merrell® brand and the impact of exiting the Patagonia® footwear business, partially offset by revenue growth in the high twenties for the Chaco® brand and low single-digit growth from the Saucony® brand. The Performance Group’s revenue decreased $1.3 million, or 0.2%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. Changes in foreign exchange rates decreased the first three quarters of fiscal 2015 revenues by approximately $30.1 million. The reported revenue decrease included a mid single-digit revenue decline for the Merrell® brand and the impact of exiting the Patagonia® footwear business, partially offset by revenue growth in the mid fifties for the Chaco® brand and low single-digit growth from the Saucony® brand. The Chaco® increase in both periods was due to strong brand momentum across multiple product categories. The Saucony® increase in both periods was due to its lifestyle-oriented Originals product and Technical Running product, and growth in the Asia Pacific region, partially offset by the negative impact of foreign exchange. The Merrell® decrease in both periods was due primarily to the negative impact of foreign exchange.
The Performance Group’s operating profit decreased $4.9 million, or 8.3%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due primarily to lower revenues. The Performance Group’s operating profit decreased $4.1 million, or 2.7%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014 due primarily to higher marketing and advertising expenses for the Saucony® and Chaco® brands.

Heritage Group
The Heritage Group’s revenue decreased $1.1 million, or 0.7%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Changes in foreign exchange rates decreased third quarter of fiscal 2015 revenues by approximately $4.7 million. The Heritage Group’s revenue increased $18.2 million, or 4.7%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. Changes in foreign exchange rates decreased the first three quarters of fiscal 2015 revenues by approximately $10.7 million.The year-to-date period reported revenue increase was driven by high teens revenue growth from the Bates® brand, high single-digit growth from the CAT® footwear brand and low single-digit growth from the Wolverine® brand. The Bates® increase was due to increased demand for is domestic contract business, while the CAT® footwear increase was driven by increased demand for its U.S. Work product and growth within the Asia Pacific region, partially offset by the negative impact of foreign exchange. The Wolverine® increase was driven by its Core Work product category in the U.S.
The Heritage Group’s operating profit decreased $1.2 million, or 4.5%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The Heritage Group’s operating profit decreased $0.9 million, or 1.5%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014.
Other
The Other category’s revenues increased $4.2 million, or 16.9%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The Other category’s revenues increased $4.3 million, or 6.2%, in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. The increase in both periods was primarily due to increased demand within the performance leathers business.
Corporate
Corporate expenses were $37.4 million in the third quarter of fiscal 2015 compared to $44.1 million in the third quarter of fiscal 2014. The $6.7 million decrease was driven by $5.5 million of lower acquisition-related integration, restructuring and impairment costs and $4.0 million of lower incentive compensation expenses, partially offset by $3.4 million of higher pension expense.
Corporate expenses were $121.0 million in the first three quarters of fiscal 2015 compared to $122.3 million in the first three quarters of fiscal 2014. The $1.3 million decrease included $10.3 million of lower acquisition-related integration, restructuring and impairment costs, which was offset by $10.4 million of higher pension expense.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 12, 2015	January 3, 2015	September 6, 2014
Cash and cash equivalents	$196.4	$223.8	$231.5
Debt (1)	825.6	900.8	1,096.6
Available Revolving Credit Facility (2)	496.4	196.4	196.7

(1)	Amounts include long-term debt, borrowings under the Revolving Credit Facility and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	36 Weeks Ended
(In millions)	September 12, 2015	September 6, 2014
Net cash provided by operating activities	$109.8	$114.7
Net cash used in investing activities	(32.9)	(24.3)
Net cash used in financing activities	(98.8)	(73.3)
Additions to property, plant and equipment	28.6	21.4
Depreciation and amortization	32.8	37.1
Liquidity
Cash and cash equivalents of $196.4 million as of September 12, 2015 were $35.1 million lower compared to September 6, 2014. The Company had $496.4 million of borrowing capacity available under the Revolving Credit Facility as of September 12, 2015.
On July 13, 2015, the Company amended its credit agreement (as amended, the "Credit Agreement"). The amendment replaced the previous term loan facility and revolving credit facility with a new $450.0 million Term Loan A Facility and a new $500.0 million Revolving Credit Facility, and extended the maturity date of these facilities to July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,425.0 million, unless certain specified conditions set forth in the Credit Agreement are met.
At September 12, 2015, the Company had cash and cash equivalents of $196.4 million, of which $143.8 million was located in foreign jurisdictions. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first three quarters of fiscal 2015, an increase in net working capital represented a use of cash of $65.5 million. Working capital balances were impacted by increases in accounts receivable and inventories of $68.3 million and $91.7 million, respectively. This was partially offset by an increase in accounts payable and other operating liabilities of $32.7 million and $32.8 million, respectively and a decrease in other operating assets of $29.0 million. These changes in working capital balances reflect the seasonality of the Company’s business.
For the first three quarters of fiscal 2014, an increase in net working capital represented a use of cash of $81.2 million. Working capital balances were impacted by increases in accounts receivable and inventories of $89.9 million and $42.2 million, respectively. This was partially offset by an increase in accounts payable of $28.1 million, an increase in other operating liabilities of $15.7 million and a decrease in other operating assets of $7.1 million.
Investing Activities
The Company made capital expenditures of $28.6 million in the first three quarters of fiscal 2015 compared to $21.4 million in the first three quarters of fiscal 2014. The majority of the capital expenditures in the first three quarters of fiscal 2015 and fiscal 2014 were for information system enhancements, building improvements and new retail store openings.
Financing Activities
As of September 12, 2015, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at September 12, 2015 totaled $825.6 million compared to $900.8 million at January 3, 2015. The decrease was due to principal payments, including $58.0 million of voluntary payments in the first quarter of fiscal 2015.
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company repurchased 447,459 shares for $12.6 million during the first three quarters of fiscal 2015. The Company did not repurchase any shares in the open market in fiscal 2014 pursuant to this stock repurchase program. The Company also acquired 269,090 shares for $7.6 million in the first three quarters of fiscal 2015 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $6.1 million and $6.0 million, for the third quarter of fiscal 2015 and fiscal 2014, respectively. The 2015 dividend is payable on November 2, 2015 to shareholders of record on October 1, 2015.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its 2014 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Quarterly Report on Form 10-Q, the Company does not know of any material change in the near-term in the general nature of its primary market risk exposure.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, China and Colombia where the functional currencies are primarily the Canadian dollar, euro, British pound, Chinese renminbi and Colombian peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. At September 12, 2015 and September 6, 2014, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $194.0 million and $116.8 million, respectively, with maturities ranging up to 356 and 336 days, respectively.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated condensed statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At September 12, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $21.0 million from their value at January 3, 2015. At September 6, 2014, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $4.0 million from their value at December 28, 2013.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 12, 2015, the Company had no outstanding borrowings and outstanding letters of credit of $3.6 million under the Revolving Credit Facility. At September 12, 2015 and January 3, 2015, the Company had $450.0 million and $525.2 million, respectively, of variable rate debt outstanding under the Term Loan A Facility. As of September 12, 2015 and January 3, 2015, the Company held interest rate swap arrangements denominated in U.S. dollars that effectively converted $350.1 million and $405.4 million, respectively, of its variable-rate debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 12, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2014 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of fiscal 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 21, 2015 to July 18, 2015)
Common Stock Repurchase Program(1)	—	—	—	$194,126,282
Employee Transactions(2)	2,704	$28.94	—
Period 8 (July 19, 2015 to August 15, 2015)
Common Stock Repurchase Program(1)	1,300	$28.02	1,300	$194,089,862
Employee Transactions(2)	4,157	$29.27	—
Period 9 (August 16, 2015 to September 12, 2015)
Common Stock Repurchase Program(1)	250,000	$26.73	250,000	$187,408,187
Employee Transactions(2)	—	—	—
Total for Quarter ended September 12, 2015
Common Stock Repurchase Program(1)	251,300	$26.73	251,300	$187,408,187
Employee Transactions(2)	6,861	$29.14	—

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

WOLVERINE WORLD WIDE, INC.

October 21, 2015	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

October 21, 2015	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.