Form 10-K
period 2016-01-02
WOLVERINE WORLD WIDE INC /DE/
filed 2016-03-01
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-06024
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
Large accelerated filer ☑                                                                                        Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 19, 2015, the last business day of the registrant’s most recently completed second fiscal quarter: $2,908,187,597. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 19, 2016: 99,894,872.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held April 21, 2016 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•
changes in general economic conditions, employment rates, business conditions, interest rates, tax policies and other factors affecting consumer spending in the markets and regions in which the Company’s products are sold;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	currency fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for owned and contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•
the failure of the U.S. Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to the expanding into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and customers;

•	increase in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the success of the Company’s consumer-direct realignment initiatives; and

•	changes in future pension funding requirements and pension expenses.
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
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, children’s footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 200 countries and territories through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
Today, the Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Soft Style®, Sperry®, Stride Rite® and Wolverine®. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Keds® apparel; Saucony® apparel; Sperry® apparel; and Stride Rite® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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
Through the end of fiscal 2015, the Company's portfolio of brands was organized into the following three operating segments, which the Company determined were reportable operating segments:

•	Lifestyle Group, consisting of Sperry® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel, and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel and Chaco® footwear; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear, and HyTest® safety footwear.
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
Sperry®: Sperry® is a leading global nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers. The brand has been an American favorite since 1935 with the introduction of the industry’s first boat shoe. Today, Sperry® remains the leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. Sperry® has evolved into a well-balanced, multi-category (footwear, apparel and accessories) and year-round lifestyle brand for men and women. Sperry® also offers sport-specific and athlete-tested performance footwear solutions for sailors, boaters, anglers and multi-water sports enthusiasts. The Advance Water Technologies™ product collection featuring ASV™ (Anti-Shock and Vibration), Grip X3 Technology® and SON-R Technology® has allowed Sperry® to reinforce its position as an innovation leader in these categories. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through Company-owned specialty retail stores and website.
Stride Rite®: With a history dating back to 1919, Stride Rite® is an industry leader in children's footwear. Stride Rite® is focused on delivering the best possible footwear across a range of categories for children under nine years of age. All Stride Rite® products benefit from nearly a century of in-depth knowledge and understanding of how children walk and grow. Every new material and component is rigorously tested to ensure safety, proper fit and durability for children. Stride Rite® sells product under its own namesake brand, as well as children's footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and select other footwear brands, through a network of Company-owned mall-based specialty retail stores and a consumer-direct website. Stride Rite® also distributes children's footwear through better department stores, independent retailers, sporting goods chains, mall specialty retailers, internet retailers and national family footwear stores.
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
Merrell®: Merrell® footwear is designed to inspire and encourage participation in the outdoors. Known for quality, durability and comfort, Merrell® uses a variety of proprietary designs and technologies to create footwear with distinctive styling, performance and comfort features for use on the trail or in town. Merrell® footwear products offer a wide range of styles, from technical hiking and trail-inspired footwear to versatile lifestyle products for more casual outdoor adventures for men and women. Merrell® footwear products are sold primarily through outdoor specialty retailers, sporting goods chains, department stores, internet retailers, catalog retailers, as well as Merrell® stores and an eCommerce site. Merrell® apparel extends the Merrell® commitment to an active outdoor lifestyle with a versatile line of apparel built for the summit or the street. Merrell® apparel features stylized lifestyle silhouettes built with the technical, high performance, weather fighting materials that consumers expect from a premium outdoor brand. Merrell® also markets accessories for men and women, including packs, bags and luggage.
Saucony®: Saucony® is a leading performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the biomechanical needs of runners while maximizing comfort and protection, bringing to market innovations such as: EVERUN®, a cushioning technology system; PowerGrid™ and PWRGRID+™ midsole technologies; Sauc-Fit®, ComfortLite Sock Liner™, HydraMAX™ and ISO-Fit™ upper technologies; and iBR+™ and XT-900™ outsole material innovations. Saucony® offers five categories of footwear products – technical, natural motion, race, trail and lifestyle "Originals". Saucony® also offers the Total Run System™, a complete line of performance running apparel. Through the Find Your Strong™ brand platform, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty, sporting goods retailers, as well as Saucony® stores and an eCommerce site.
Chaco®: The Chaco® footwear line focuses primarily on performance sandals and closed-toe products for the outdoor enthusiast, including the Chaco® proprietary LUVSEAT™ footbed for premium comfort. The brand’s products are distributed primarily through leading outdoor and footwear specialty retailers, as well as the Chaco® eCommerce site. Chaco® also features MyChacos custom designs for sandals.

3.	Heritage Group
Wolverine®: The Wolverine® brand offers high-quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in three categories: (i) work and industrial; (ii) rugged outdoor for hunting; and (iii) lifestyle and heritage. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of footwear with a focus on comfort. The Wolverine® work product line targets industrial workers and focuses on work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged outdoor product lines incorporate DuraShocks®, Wolverine iCS® and other technologies and comfort features into products designed outdoor sport use and to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The brand's lifestyle and heritage line targets consumers that have active lifestyles. The brand also markets a line of work and rugged casual Wolverine® brand apparel, and licenses its Wolverine® brand for use on eyewear, gloves and socks.
Cat® Footwear: Cat® footwear comes from a world of industry and action. The Company is the exclusive global footwear licensee of Caterpillar Inc., and for over two decades, Cat® footwear has been designing and engineering quality footwear that lives up to the hard-working reputation of the Caterpillar® brand. Cat® footwear originally created a small collection of rugged work boots designed to provide workers with comfort and durability that met the challenges of the worksite. Today, Cat® footwear offers a wide range of footwear, including work boots, casual shoes and women’s fashion product - sold through a global distribution network. Cat®, Caterpillar®, Build For It®, "Caterpillar Yellow" and "Power Edge" are registered trademarks of Caterpillar Inc.
Bates®: The Bates® brand is a leader in supplying footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, Bates iCS®, Bates Endurance Performance System and other proprietary comfort technologies in the design of its footwear. Bates® supplies military footwear to the U.S. Department of Defense and the military branches of several foreign countries. Civilian uniform users include police officers, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers and catalog retailers.
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
On February 4, 2016, the Company announced certain organizational changes impacting its operating segments structure. The Company is evaluating the impacts of these changes to its reportable operating segments which will be reflected beginning with the first quarter of fiscal 2016. The operating segment structure described above is consistent with the reporting structure in effect at the end of fiscal 2015 for consistency with financial reporting for that year.
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

A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2015.
Seasonality
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
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in certain countries in South America and Asia, as well as in Mexico. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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

Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Sebago®, Q Form®, Sperry®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license extends for more than five years and the Harley-Davidson® license has a term through December 31, 2020. Both licenses are subject to early termination for breach.
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
Order Backlog
At February 20, 2016, the Company had an order backlog of approximately $1,032 million compared to an order backlog of approximately $1,182 million at February 21, 2015. Substantially all of the backlog relates to orders for products expected to ship in fiscal 2016. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments. The February 21, 2015 backlog contained approximately $30 million in orders that were placed earlier than normal to avoid potential shipping delays as a result of the West Coast port slow down and threatened strike, and approximately $15 million of orders related primarily to the Cushe business exit. Longer production lead times also influenced order timing in 2015.
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
Employees
As of January 2, 2016, the Company had approximately 6,550 domestic and foreign production, office and sales employees. Approximately 45 employees were covered by a single union contract that expires on December 31, 2017. The Company presently considers its employee relations to be good.
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
Risks Related to the Company’s Business
Changes in general economic conditions and other factors affecting consumer spending could adversely affect the Company’s sales, costs, operating results or financial position.
The Company’s operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Disposable income and consumer confidence may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates or other economic factors. A decline in disposable income and consumer confidence could adversely affect demand for the Company’s products. Changes in and the growth or decline of global footwear, apparel or consumer-direct markets could negatively affect consumer spending.
The Company operates in competitive industries and markets.
The Company competes with a large number of manufacturers, marketers, wholesalers, and retailers of footwear and apparel, and consumer-direct footwear and apparel companies. Some of these competitors are larger and have greater resources than the Company. Important elements of such competition are product performance and quality, including technological improvements, product identity, pricing and the ability to adapt to style changes. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures and changes in consumer preferences and spending, its results of operations and financial position may be adversely affected.
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
The Company’s operating results could be adversely affected if it is unable to maintain its brands’ positive images with consumers or anticipate, understand and respond to changing footwear and apparel trends and consumer preferences.
Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company’s success depends in part on its ability to maintain its brands’ positive images, and the ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. The Company’s efforts to maintain and improve its competitive position by monitoring and timely and appropriately responding to changes in consumer preferences, increasing brand awareness, gaining sourcing efficiencies, and enhancing the style, comfort and perceived value of its products may not be successful. If the Company is unable to maintain or enhance the images of its brands or if it is unable to timely and appropriately respond to changing consumer preferences and evolving footwear and apparel trends, consumers may consider its brands’ images to be outdated, associate its brands with styles that are no longer popular and decrease demand for its products. Such failures could result in reduced sales, excess inventory, trade name impairments, lower gross margin and adverse impacts on the Company’s operating results.
The Company’s operating results depend on effectively managing inventory levels.
The Company’s ability to manage its inventories effectively and accurately forecast demand are important factors in its operations. Inventory shortages can impede the Company’s ability to meet demand, adversely affect the timing of shipments to customers, and, consequently, diminish brand loyalty and decrease sales.
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
All of the Company’s products manufactured overseas and imported into the U.S., Canada, the European Union and other countries are subject to customs duties collected by customs authorities. The customs information submitted by the Company is routinely subject to review by customs authorities and any such review might result in the assessment of additional duties or penalties. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions, the loss of most favored nation trading status or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and could adversely affect its sales and profitability.
Foreign currency exchange rate fluctuations could adversely impact the Company’s business.
Foreign currency fluctuations affect the Company’s revenue and profitability. Changes in currency exchange rates may impact the Company’s financial results positively or negatively in one period and not another, which may make it difficult to compare its operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture the Company’s products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for the Company, its distributors or its licensees. The Company’s hedging strategy may not successfully mitigate the Company’s foreign exchange risk. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, our foreign subsidiaries purchase products in U.S. dollars in which the cost of those products will vary depending on the foreign currency rates and will impact the price charged to customers. The Company’s foreign distributors also purchase products in U.S. dollars and sell in local currencies, which will impact the price to foreign consumers and in addition, will impact the amount of royalty paid to the Company in U.S. dollars. As the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits are reduced when translated into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs due to the foreign currency rates experienced. Although the Company typically works to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on the Company’s business and results of operations.
Significant capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly in the Asia Pacific region. As is common in the industry, the Company does not have long-term contracts with its third-party suppliers. There can be no assurance that the Company will not experience difficulties with such suppliers, including reductions in the availability of production capacity, failures to meet production deadlines, failure to make products that meet applicable quality standards, or increases in manufacturing costs. The Company’s future results depend partly on its ability to maintain its relationships with third-party suppliers.
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
Increases in the cost of raw materials, labor and services could adversely affect the Company’s results of operations.
The Company’s ability to competitively price its products and its operating results are dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, insurance and health care. The cost of services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. Increases in costs for services and materials used in production could have a negative impact on the Company’s results of operations and financial position.
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
The Company’s business depends on its ability to source and distribute products in a timely and cost-effective manner. Labor disputes at or that affect independent factories where the Company’s goods are produced, shipping ports, such as the recent labor dispute at west coast U.S. ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions. Any such disruption may have a material adverse effect on the Company’s business by potentially resulting in inventory shortages, delayed or cancelled orders by customers and unanticipated inventory accumulation, and may negatively impact the Company’s results of operations and financial position.
A significant reduction in wholesale customer purchases of the Company’s products, wholesale customers seeking more favorable terms or failure of customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success is directly dependent on its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company’s customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers’ orders in a timely manner could harm the Company’s relationships with its customers. Furthermore, if any of the Company’s major customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
Retail consolidation could lead to fewer customers, customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry its products. In addition, changes in the channels of distribution, such as the continued growth of eCommerce and related competitive pressures, and the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.
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
The Company’s consumer-direct operations, including its brick and mortar locations as well as its eCommerce and mobile channels, have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company has also made substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar consumer-direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs. The success of our consumer-direct operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels, reductions in mall traffic, and the Company’s ability to effectively develop its eCommerce and mobile channels. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer-direct business, as well as damage its reputation and brands, and could materially affect the Company’s results of operations and financial position.
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
Part of the future growth of the Company’s consumer-direct operations is significantly dependent on the Company’s ability to operate stores in desirable locations at reasonable lease costs and to successfully develop its eCommerce and mobile platforms. The Company cannot be sure as to when or whether desirable brick and mortar locations will become available at reasonable costs or whether its eCommerce and mobile platforms will be successful. Further, if the Company is unable to renew or replace its existing store leases or enter into leases for new stores at attractive locations on favorable terms, or if the Company violates any of the terms of its current leases, its growth and profitability could be harmed.
Weather conditions affect the Company’s business.
The Company markets and sells footwear and apparel suited for specific seasons, such as sandals and flats for the summer season and boots for the winter season. If the weather conditions for a particular season vary significantly from those typical for the season, such as an unusually cold and rainy summer, or an unusually warm and dry winter, consumer demand for seasonally appropriate products could be adversely affected. Lower demand for seasonally appropriate merchandise may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on future weather conditions and its ability to react to changes in weather conditions. Weather conditions can also impact the Company’s ability to distribute its products on a timely basis.
Changes in general economic conditions and/or the credit markets affecting our distributors, suppliers and retail customers could adversely affect the Company’s results of operations and financial position.
Changes in general economic conditions and/or the credit markets could adversely impact the Company’s future results of operations and financial position. Negative trends in global economic conditions may adversely impact our third-party distributors’, suppliers’ and retailers’ ability meet their obligations and provide the Company with the materials and services it needs at the prices, terms or levels as such third-parties have historically, which could adversely impact the Company’s ability to meet our consumers’ demand results of operations and financial position.
In addition, if the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products, or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results.
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
The Company cannot ensure that its independent contract manufacturers, third-party distributors, third-party licensees and others with which it does business to comply with all applicable laws and ethical standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated applicable laws or ethical standards, the Company could receive negative publicity that could damage its reputation, negatively affect the value of its brands and subject the Company to legal risks.
In addition, the Company relies on its third-party licensees to help preserve the value of the Company’s brands. The Company’s attempts to protect its brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of its licensed products may not be successful, as the Company cannot completely control the use by its licensees of its licensed brands. The misuse of a brand by a licensee could adversely affect the value of such brand.
Global political and economic uncertainty could adversely impact the Company’s business.
The Company’s products are marketed in approximately 200 countries and territories, and the Company sources a substantial majority of its products offshore. Concerns regarding acts of terrorism or regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports, and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products. The Company is subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability, nationalization by local governmental authorities of the Company’s, its distributors’, or its licensees’ assets and operations; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new unfavorable laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
Global capital markets could enter a period of severe disruption and instability, which could have a material adverse effect on debt and equity markets in the United States, which could have a materially negative impact on the Company’s business, financial condition and results of operations.
The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may recur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. The Company may in the future have difficulty accessing capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. These agreements also expire by their terms and as the agreements expire, the Company may be forced to stop selling the related products. Expiration or early termination by the licensor of any of these license agreements could have a material adverse effect on the Company’s business, results of operations and financial position.
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

The Company’s marketing programs, eCommerce initiatives and use of consumer information are governed by an evolving set of laws, industry standards and enforcement trends and unfavorable changes in those laws, standards or trends, or the Company’s failure to comply with existing or future laws, could substantially harm the Company’s business and results of operations.
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
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Therefore, its operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
The Company faces risks associated with its growth strategy and acquiring businesses.
The Company has expanded its products and markets in part through strategic acquisitions, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on the Company’s results of operations and financial position. The Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover.

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
There is no assurance that the Company will be able to successfully implement its realignment plan.
The Company intends to close certain retail stores, consolidate certain consumer-direct support functions and implement certain other organizational changes (the “2014 Plan”). There can be no assurance that the Company will successfully implement the 2014 Plan within the estimated range of charges, within the estimated time frame, or that the Company will realize some or all of the estimated profitability improvements or other benefits from the 2014 Plan. There is also no assurance that the Company will be able to re-invest any future cost savings generated from the 2014 Plan into other initiatives or that any such investment will improve the Company’s operations.
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
The Company may in the ordinary course of business be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, financial position and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.

Provisions of Delaware law and the Company’s certificate of incorporation and bylaws could prevent or delay a change in control or change in management that could be beneficial to the Company’s stockholders.
Provisions of the Delaware General Corporation Law, as well as the Company’s certificate of incorporation and bylaws, could discourage, delay or prevent a merger, acquisition or other change in control of the Company. These provisions are intended to provide the Company’s Board of Directors with continuity and also serve to encourage negotiations between the Company’s Board of Directors and any potential hostile acquirer. Such provisions include a Board of Directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions that may be beneficial to the Company’s stockholders.
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
The Company’s quarterly sales and earnings may fluctuate, and the Company or securities analysts may not accurately estimate the Company’s financial results, which may result in volatility in, or a decline in, the Company's stock price.
The Company’s quarterly sales and earnings can vary due to a number of factors, many of which are beyond the Company’s control, including the following:

•	The wholesale business, sales of footwear are dependent on orders from major customers, who may change delivery schedules, change the mix of products they order or cancel orders without penalty.

•	Wholesale customers set the delivery schedule for shipments of the Company’s products, which could cause shifts of sales between quarters.

•	Estimated annual tax rate is based on projections of our domestic and international operating results for the year, which the Company reviews and revises as necessary each quarter.

•
Earnings are also sensitive to a number of factors that are beyond the Company’s control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.

As a result of these specific and other general factors, the Company’s operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of the Company’s common stock.
In addition, various securities analysts follow the Company’s financial results and issue reports. These reports include information about the Company’s historical financial results as well as the analysts’ estimates of future performance. The analysts’ estimates are based upon their own opinions and are often different from the Company’s estimates or expectations. If the Company’s operating results are below the estimates or expectations of public market analysts and investors, the Company’s stock price could decline.
The Company’s indebtedness could adversely affect the Company.
The Company’s current indebtedness could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. The Company has debt outstanding under a senior secured credit agreement (“Credit Agreement”) and senior notes. The Credit Agreement and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.
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

The Company’s results of operations, financial position, and cash flows, and its ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks.
The Company’s ability to conduct business in new and existing international markets is subject to legal, regulatory, political, and economic risks. These include:

•	the burdens of complying with foreign laws and regulations, including trade and labor restrictions;

•
compliance with U.S. and other countries’ laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.
The Company is also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	differences in business culture;

•	different laws governing relationships with employees and business partners;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.
The Company cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on the Company’s business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on the Company’s business in the future or may require us to exit a particular market or significantly modify our current business practices.
The Company operates in many different international markets and could be adversely affected by violations of the FCPA and similar worldwide anti-corruption laws.
The FCPA and similar worldwide anti-corruption laws, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The Company’s internal policies mandate compliance with these anti-corruption laws. Despite training and compliance programs, the Company cannot be assured that the internal control policies and procedures currently in place will always protect it from reckless or criminal acts committed by our employees or agents.
The Company’s continued expansion internationally, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on the results of operations or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 147,000 square feet in Lexington, Massachusetts. The Company’s manufacturing operations are conducted at owned facilities in Michigan. The Company operates its distribution operations primarily through an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet; a leased distribution center in Cedar Springs, Michigan, of approximately 360,000 square feet; an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet; a leased distribution center in Ontario, Canada, of approximately 342,000 square feet; and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.
The Company also leases and owns various other offices and distribution centers throughout the U.S. to meet its operational requirements. In addition, the Company operates 390 retail stores through leases with various third-party landlords in the U.S. and Canada collectively occupying approximately 817,000 square feet.

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
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of February 19, 2016. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Ted S. Gedra	60	President, Wolverine Heritage Group
Brendan M. Gibbons	40	Vice President, General Counsel and Secretary
Melissa A. Howell	49	Senior Vice President, Global Human Resources
Michael Jeppesen	56	President, Global Operations Group
Blake W. Krueger	62	Chairman of the Board, Chief Executive Officer and President
Michael D. Stornant	49	Senior Vice President, Chief Financial Officer and Treasurer
Richard J. Woodworth	58	President, Wolverine Boston Group
James D. Zwiers	48	President, Wolverine Outdoor & Lifestyle Group
Ted S. Gedra has served the Company as President, Wolverine Heritage Group since February 2016. From 2011 to February 2016, he served as President, Heritage Group, which was realigned into the Wolverine Heritage Group. From 2006 to 2010, he served as President of the Wolverine Footwear Group.
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
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007.
Michael D. Stornant has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since June 2015. From January 2013 through June 2015, he served as Vice President, Corporate Finance. From 2011 until January 2013, he served as Vice President and General Manager of Bates footwear. From 2009 until 2011, he served as Vice President of Corporate Planning and Analysis.

Richard J. Woodworth has served the Company as President, Wolverine Boston Group since February 2016. From January 2016 to February 2016, he served as President, Lifestyle Group, which was realigned into the Wolverine Boston Group. From 2006 to 2015, he served as President, Saucony.
James D. Zwiers has served the Company as President, Wolverine Outdoor & Lifestyle Group since February 2016. From June 2014 through February 2016, he served as Senior Vice President and President, International Group. From January 2013 to June 2014, he served as Senior Vice President and President, Performance Group. From March 2009 until January 2013, he served as Senior Vice President and President, Outdoor Group, which was realigned into the Performance Group.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on November 1, 2013 to stockholders of record on October 1, 2013. All share and per share data within this Form 10-K have been adjusted for all periods presented to reflect the stock split. The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by quarter for fiscal years 2015 and 2014. The number of stockholders of record on February 19, 2016, was 1,718.

	Fiscal 2015		Fiscal 2014
Stock price	High	Low	High	Low
First quarter	$32.57	$26.86	$34.10	$25.13
Second quarter	35.20	28.54	30.00	25.06
Third quarter	29.94	24.98	27.47	24.00
Fourth quarter	27.24	16.70	30.75	24.21

	Fiscal Year
Cash dividends declared per share	2015	2014
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06
A quarterly dividend of $0.06 per share was declared on February 10, 2016. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2016.
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

Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 13, 2015 to October 10, 2015)
Common Stock Repurchase Program (1)	—	$—	—	$187,408,187
Employee Transactions (2)	2,243	$21.55
Period 11 (October 11, 2015 to November 7, 2015)
Common Stock Repurchase Program (1)	4,357,196	$18.36	4,357,196	$107,408,198
Employee Transactions (2)	—	$—
Period 12 (November 8, 2015 to December 5, 2015)
Common Stock Repurchase Program (1)	—	$—	—	$107,408,198
Employee Transactions (2)	9,729	$18.27
Period 13 (December 6, 2015 to January 2, 2016)
Common Stock Repurchase Program (1)	—	$—	—	$107,408,198
Employee Transactions (2)	4,942	$17.40
Total for Fourth Quarter ended January 2, 2016
Common Stock Repurchase Program (1)	4,357,196	$18.36	4,357,196	$107,408,198
Employee Transactions (2)	16,914	$18.45

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 12, 2014. This program authorizes the repurchase of up to $200 million of common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2015	2014	2013	2012 (4)	2011
Summary of Operations
Revenue	$2,691.6	$2,761.1	$2,691.1	$1,640.8	$1,409.1
Net earnings attributable to Wolverine World Wide, Inc.	122.8	133.1	100.4	80.7	123.3
Per share of common stock:
Basic net earnings (2)(3)	$1.22	$1.33	$1.01	$0.84	$1.27
Diluted net earnings (2)(3)	1.20	1.30	0.99	0.81	1.24
Cash dividends declared (3)	0.24	0.24	0.24	0.24	0.24
Financial Position at Year-End
Total assets	$2,444.6	$2,504.5	$2,622.2	$2,614.4	$851.7
Debt	820.0	900.8	1,150.0	1,250.0	11.5

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

(2)
Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock.

(3)	All per share data has been presented to reflect the two-for-one stock split in the form of a stock dividend paid on November 1, 2013 to stockholders of record on October 1, 2013.

(4)	Beginning October 9, 2012, the reported amounts include the operating results of the Performance + Lifestyle business of Collective Brands, Inc. ("PLG"), which the Company acquired in October 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s portfolio consists of 14 brands that are marketed in approximately 200 countries and territories at January 2, 2016, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe. In other regions (Asia Pacific, Latin America, portions of Europe, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At January 2, 2016, the Company operated 390 retail stores in the U.S. and Canada and 70 consumer-direct websites.
2015 FINANCIAL OVERVIEW

•
Revenue for fiscal 2015 was $2,691.6 million, a decrease of 2.5% compared to fiscal 2014. The decrease reflects the negative impact of foreign exchange ($65.6 million), the closure of retail stores ($37.9 million) and the exit of the Patagonia® footwear business ($22.0 million), which were partially offset by revenue growth, primarily within the Performance Group.

•
Gross margin for fiscal 2015 was 39.1%, a decrease of 20 basis points from fiscal 2014. The gross margin decline was driven primarily by the negative impact of foreign exchange and a negative mix shift in international markets, which were partially offset by select selling price increases and product cost reductions as well as fewer inventory markdowns.

•
Operating expenses decreased $5.8 million in fiscal 2015, to $850.6 million. Operating expenses were favorably impacted by the impact of foreign exchange, lower acquisition-related integration costs associated with the integration of the PLG business, lower incentive compensation expense and lower selling expenses, which were partially offset by incremental brand investments, higher pension expense and incremental restructuring and impairment costs.

•
The effective tax rate in fiscal 2015 was 25.2% compared to 26.2% in fiscal 2014. The lower effective tax rate in fiscal 2015 reflects a lower proportion of income generated in higher tax jurisdictions, primarily the U.S., compared to fiscal 2014, which was partially offset by fewer favorable discrete items in fiscal 2015 compared to fiscal 2014.

•
Cash provided by operating activities was $215.5 million during fiscal 2015, which allowed the Company to repurchase $92.6 million of Company common stock, make payments on its long-term debt of $80.9 million and make investments in growth initiatives including infrastructure improvements.

•	The Company declared cash dividends of $0.24 per share, in both fiscal 2015 and fiscal 2014.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2015	2014	2013	2015	2014
Revenue	$2,691.6	$2,761.1	$2,691.1	(2.5)%	2.6%
Cost of goods sold	1,636.9	1,673.8	1,619.0	(2.2)	3.4
Restructuring costs	3.0	1.0	7.6	200.0	(86.8)
Gross profit	1,051.7	1,086.3	1,064.5	(3.2)	2.0
Selling, general and administrative expenses	816.0	815.2	830.0	0.1	(1.8)
Acquisition-related integration costs	—	15.2	41.5	(100.0)	(63.4)
Restructuring and impairment costs	34.6	26.0	0.7	33.1	3,614.3
Operating profit	201.1	229.9	192.3	(12.5)	19.6
Interest expense, net	38.2	45.4	52.0	(15.9)	(12.7)
Debt extinguishment costs	1.6	1.3	13.1	23.1	(90.1)
Other expense (income), net	(3.3)	1.7	(0.5)	(294.1)	440.0
Earnings before income taxes	164.6	181.5	127.7	(9.3)	42.1
Income tax expense	41.4	47.6	26.7	(13.0)	78.3
Net earnings	123.2	133.9	101.0	(8.0)	32.6
Less: net earnings attributable to noncontrolling interest	0.4	0.8	0.6	(50.0)	33.3
Net earnings attributable to Wolverine World Wide, Inc.	$122.8	$133.1	$100.4	(7.7)%	32.6%
Diluted earnings per share	$1.20	$1.30	$0.99	(7.7)%	31.3%
REVENUE
Revenue was $2,691.6 million for fiscal 2015, representing a decrease of 2.5% versus the prior year's revenue of $2,761.1 million. The decrease reflects the negative impact of foreign exchange ($65.6 million), the closure of retail stores ($37.9 million) and the exit of the Patagonia® footwear business ($22.0 million), which were partially offset by revenue growth, primarily within the Performance Group. International revenue represented 27.9%, 27.9% and 26.2% of total reported revenues in fiscal years 2015, 2014 and 2013, respectively.
Revenue was $2,761.1 million for fiscal 2014, representing an increase of 2.6% versus the prior year's revenue of $2,691.1 million. High single-digit growth from the Heritage Group and mid single-digit growth from the Performance Group was partially offset by low single-digit revenue decline from the Lifestyle Group. Changes in foreign exchange rates decreased reported revenue by $6.2 million in fiscal 2014.
GROSS MARGIN
For fiscal 2015, the Company’s gross margin was 39.1% compared to 39.3% in fiscal 2014. The gross margin decline was driven primarily by a the negative impact of foreign exchange (50 basis points) and a negative mix shift in international markets (40 basis points), which were partially offset by select selling price increases and product cost reductions (40 basis points) as well as fewer inventory markdowns (30 basis points).
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
OPERATING EXPENSES
Operating expenses decreased $5.8 million in fiscal 2015, to $850.6 million. Operating expenses were favorably impacted by foreign exchange ($19.8 million), the lack of acquisition-related integration costs associated with the integration of the PLG business ($15.2 million), lower incentive compensation expenses ($13.6 million) and lower selling expenses ($6.1 million), which were partially offset by incremental brand investments ($24.3 million), higher pension expense ($16.0 million) and incremental restructuring and impairment costs ($8.6 million).
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
INTEREST, OTHER AND TAXES
Net interest expense was $38.2 million in fiscal 2015 compared to $45.4 million in fiscal 2014. The decrease was due primarily to lower average principal balances on the Company’s outstanding debt.
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
The Company’s effective tax rates in fiscal 2015 and fiscal 2014 were 25.2% and 26.2%, respectively. The lower effective tax rate in fiscal 2015 reflects a lower proportion of income generated in higher tax jurisdictions, primarily the U.S., compared to fiscal 2014, which was partially offset by fewer favorable discrete items in fiscal 2015 compared to fiscal 2014.
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
REPORTABLE OPERATING SEGMENTS
For the fiscal periods reported, the Company has three reportable operating segments. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

•	Lifestyle Group, consisting of Sperry® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Cushe® footwear and includes Patagonia® footwear during fiscal 2014 and fiscal 2013; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including acquisition-related transaction and integration costs and restructuring and impairment costs.
On February 4, 2016, the Company announced certain organizational changes impacting its operating segments structure. The Company is evaluating the impacts of these changes to its reportable operating segments which will be reflected beginning with the first quarter of fiscal 2016.
The reportable operating segment results for fiscal years 2015, 2014 and 2013 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2015	2014	Change		2014	2013	Change
Revenue:
Lifestyle Group	$1,004.8	$1,059.3	$(54.5)	(5.1)%	$1,059.3	$1,086.6	$(27.3)	(2.5)%
Performance Group	991.3	990.7	0.6	0.1	990.7	945.8	44.9	4.7
Heritage Group	590.8	607.0	(16.2)	(2.7)	607.0	567.4	39.6	7.0
Other	104.7	104.1	0.6	0.6	104.1	91.3	12.8	14.0
Total	$2,691.6	$2,761.1	$(69.5)	(2.5)%	$2,761.1	$2,691.1	$70.0	2.6%

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2015	2014	Change		2014	2013	Change
Operating profit (loss):
Lifestyle Group	$117.2	$130.2	$(13.0)	(10.0)%	$130.2	$168.2	$(38.0)	(22.6)%
Performance Group	194.8	197.6	(2.8)	(1.4)	197.6	179.8	17.8	9.9
Heritage Group	80.7	95.4	(14.7)	(15.4)	95.4	85.7	9.7	11.3
Other	3.3	3.9	(0.6)	(15.4)	3.9	0.2	3.7	1,850.0
Corporate	(194.9)	(197.2)	2.3	(1.2)	(197.2)	(241.6)	44.4	18.4
Total	$201.1	$229.9	$(28.8)	(12.5)%	$229.9	$192.3	$37.6	19.6%
Further information regarding the reportable operating segments can be found in Note 15 to the consolidated financial statements.
Lifestyle Group
The Lifestyle Group’s revenue decreased $54.5 million, or 5.1%, in fiscal 2015 compared to fiscal 2014. The decline was partially due to a low teens revenue decline for Stride Rite® and a low twenties decline for Hush Puppies®, which were partially offset by low single-digit revenue increases for Sperry® and Keds®. The Stride Rite® decrease resulted from the planned closure of retail stores, while the Hush Puppies® decline was due to strategic reductions in the U.S. department store channel. The Keds® increase was driven by growth in the Asia Pacific region due to new distributor arrangements. The Sperry® increase was a result of strong eCommerce revenue growth and new retail stores.
The Lifestyle Group’s operating profit decreased $13.0 million, or 10.0%, in fiscal 2015 compared to fiscal 2014. The decrease was due primarily to the revenue decline and lower gross margin for Stride Rite® due to retail store closure activities, partially offset by higher gross margin for Sperry® due primarily to higher selling prices and favorable product mix.
The Lifestyle Group’s revenue decreased $27.3 million, or 2.5%, in fiscal 2014 compared to fiscal 2013. The decline was driven by a mid single-digit revenue decline for Sperry®, a high single-digit decline for Hush Puppies® and a low single-digit decline for Stride Rite®. The Sperry® decline was driven by decreases in the domestic boat shoe category and a distribution channel realignment in the family channel, partially offset by sales from new retail stores. The Hush Puppies® decline was due to strategic reductions in the U.S. department store channel, while the Company believes the Stride Rite® decline was impacted by lower retail store traffic and negative weather trends. These declines were partially offset by growth in the high teens for Keds®, driven by continued marketing investment in support of the brand.
The Lifestyle Group’s operating profit decreased $38.0 million, or 22.6%, in fiscal 2014 compared to fiscal 2013. The decrease was due primarily to the revenue decline and negative product mix for Sperry® and a lower gross margin for Stride Rite® due to retail store close-out activities. Partially offsetting these declines was a higher operating profit for Keds® due to higher revenues.

Performance Group
The Performance Group’s revenue increased $0.6 million, or 0.1%, in fiscal 2015 compared to fiscal 2014. The growth was driven by high single-digit growth from Saucony® and growth in the low fifties from Chaco®, which were partially offset by a mid single-digit decline from Merrell® and the exit of the Patagonia® footwear license. The Saucony® increase was due to growth in its lifestyle oriented Originals product and Technical Running product, partially offset by the negative impact from foreign exchange. The Chaco® increase was due to increased demand for its core sandal product. The decrease from Merrell® was driven by the negative impact of foreign exchange.
The Performance Group’s operating profit decreased $2.8 million, or 1.4%, in fiscal 2015 compared to fiscal 2014. The operating profit decrease was due primarily to the revenue decreases for Merrell® and Patagonia® and a gross margin decrease from Merrell® due to unfavorable foreign currency forward contracts. These decreases were partially offset by the revenue increase from Chaco® and higher a gross margin from Chaco® due to fewer close-out sales. Saucony® also drove higher operating profit due to the increased revenues, which were partially offset by lower gross margins due to unfavorable foreign currency forward contracts.
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
Heritage Group
The Heritage Group’s revenue decreased $16.2 million, or 2.7%, in fiscal 2015 compared to fiscal 2014. The revenue decline was the result of a mid single-digit decline from Cat®, a high teen decline from Sebago® and a low single-digit decline from Wolverine®. Partially offsetting these declines was mid single-digit growth from Bates®. The Cat® decrease resulted from the negative impact of foreign exchange. The Wolverine decline was due primarily to unseasonably warm winter weather and higher inventory levels at key retail partners in the second half of fiscal 2015, while the Sebago® decline was due to the negative impact of foreign exchange and higher inventory levels at key retail partners in the second half of fiscal 2015. The Bates® increase was driven by increases in its domestic contract business.
The Heritage Group’s operating profit decreased $14.7 million, or 15.4%, in fiscal 2015 compared to fiscal 2014. The operating profit decrease was due primarily to the revenue decreases for Wolverine®, Cat® and Sebago® and lower gross margin for Cat® due to a negative mix shift in international markets and higher domestic closeout sales.
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
Corporate
Corporate expenses decreased $2.3 million in fiscal 2015 compared to fiscal 2014. Corporate expenses were favorably impacted by the lack of acquisition-related integration costs associated with the integration of the PLG business ($15.2 million) and lower incentive compensation expenses ($13.6 million), which were partially offset by higher pension expense ($16.0 million) and incremental restructuring and impairment costs ($10.6 million).
Corporate expenses decreased $44.4 million in fiscal 2014 compared to fiscal 2013. Corporate expenses were favorably impacted by lower acquisition-related integration costs associated with the integration of the PLG business ($26.3 million), lower pension expense ($25.4 million) and lower incentive compensation expenses ($5.8 million), which were partially offset by incremental restructuring costs ($18.7 million).

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2015	2014	2013
Cash and cash equivalents	$194.1	$223.8	$214.2
Debt	820.0	900.8	1,150.0
Available revolving credit facility (1)	496.2	196.4	196.5
Cash provided by operating activities	215.5	314.6	202.3
Cash used in investing activities	(50.0)	(34.8)	(44.7)
Cash used in financing activities	(187.3)	(270.4)	(112.8)
Additions to property, plant and equipment	46.4	30.0	41.7
Depreciation and amortization	48.7	53.3	56.2

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $194.1 million as of January 2, 2016 were $29.7 million lower compared to January 3, 2015. The Company had $496.2 million available under a revolving credit agreement (the “Revolving Credit Facility”) as of January 2, 2016.
At January 2, 2016, the Company had $164.2 million of cash and cash equivalents located in foreign jurisdictions, in which the Company intends to permanently reinvest these funds. The Company had outstanding standby letters of credit under the Revolving Credit Facility of approximately $3.8 million at January 2, 2016.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during fiscal 2015 was lower compared to fiscal 2014 due primarily to lower earnings performance in the current year and less favorable changes in working capital balances compared to fiscal 2014. During fiscal 2015 working capital balances drove a source of cash of $1.7 million, which includes the negative impact of increased inventories of $68.8 million, which were partially offset by an increase in accounts payable of $52.9 million and decrease in other operating assets of $14.6 million.
Higher earnings performance during fiscal 2014, along with the sale of certain accounts receivable, drove the increase in cash from operations compared to fiscal 2013. During fiscal 2014, a decrease in net working capital represented a source of cash of $86.9 million. Working capital balances were favorably impacted by a decrease in accounts receivable of $76.5 million due primarily to the cash inflow of $65.5 million related to the sales of certain accounts receivable described above, partially offset by an increase in other operating assets of $17.8 million. An increase in accounts payable and other operating liabilities represented a source of cash of $16.2 million and $9.1 million, respectively, in fiscal 2014.
Investing Activities
The Company made capital expenditures of $46.4 million in fiscal 2015 compared to $30.0 million in fiscal 2014. The increase in capital expenditures during fiscal 2015 was primarily due to higher retail store and distribution center investments. The majority of the Company's capital expenditures in both years were for retail store investments, information system enhancements and building improvements.
The Company made capital expenditures of $30.0 million in fiscal 2014 compared to $41.7 million in fiscal 2013. The decrease in capital expenditures during fiscal 2014 was primarily due to fewer new retail stores being opened. The majority of the Company's capital expenditures in both years were for retail store investments, information system enhancements and building improvements.
Financing Activities
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.8 million and $3.6 million as of January 2, 2016 and January 3, 2015, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
On October 9, 2012, the Company issued $375.0 million of senior notes (the "Public Bonds"), which bear interest at a 6.125% fixed rate and are due in 2020. Related interest payments are due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries. As of January 2, 2016, the Company was in compliance with all covenants and performance ratios.
The Company's debt at January 2, 2016 was $820.0 million compared to $900.8 million at January 3, 2015. The net decrease in debt was primarily a result of principal payments on the Term Loan A Facility, including $58.0 million of voluntary debt payments during fiscal 2015. The decrease in debt during fiscal 2014 was primarily a result of principal payments, including $200.0 million of voluntary debt payments.
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
On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased $92.6 million of Company common stock during fiscal 2015 under the stock repurchase plan. The Company did not repurchase any shares of Company common stock in fiscal 2014 or fiscal 2013 under a stock repurchase program. In addition to the stock repurchase program activity, the Company acquired $7.7 million, $10.5 million and $0.8 million of shares in fiscal years 2015, 2014 and 2013, respectively, in connection with employee transactions related to stock incentive plans.
On July 11, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on November 1, 2013 to stockholders of record on October 1, 2013.
The Company declared cash dividends of $0.24 per share in fiscal years 2015, 2014 and 2013. Dividends paid totaled $24.4 million, $24.0 million and $23.7 million, for fiscal years 2015, 2014 and 2013, respectively.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of fiscal 2015, as a result of its testing, the Company recorded a $2.5 million impairment charge for the Stride Rite trade name. The Company did not recognize any impairment charges for goodwill during fiscal 2015 or for goodwill or indefinite-lived intangible assets during the fiscal years 2014 or 2013, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. See Note 16 to the consolidated financial statements for information related to long-lived assets that were determined to be impaired in fiscal 2015.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plan’s expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 5.00% at January 2, 2016 compared to 4.37% at January 3, 2015. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 7.25% for fiscal 2016. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation ("ASC 718"). The Company utilizes the Black-Scholes-Merton formula, which requires the input of subjective assumptions to calculate the amount to expense in the consolidated statements of operations related to stock options granted to employees. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term and (c) the number of options that are expected to be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized in the consolidated statements of operations.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 2, 2016.
CONTRACTUAL OBLIGATIONS
As of January 2, 2016, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$332.2	$53.6	$84.3	$65.8	$128.5
Capital lease	0.7	0.1	0.2	0.3	0.1
Debt obligations (1)	985.9	50.0	130.0	805.9	—
Purchase obligations (2)	325.1	325.1	—	—	—
Deferred compensation	2.5	0.4	0.9	0.7	0.5
Pension (3)	1.5	1.5	—	—	—
Supplemental Executive Retirement Plan	40.1	3.9	7.8	7.8	20.6
Dividends declared	6.0	6.0	—	—	—
Minimum royalties	8.2	2.0	3.2	3.0	—
Minimum advertising	23.8	3.1	6.5	6.9	7.3
Total (4)	$1,726.0	$445.7	$232.9	$890.4	$157.0

(1)
Includes principal and interest payments on the Company’s debt, net of the impact of the interest rate swaps. Estimated future interest payments on outstanding debt obligations are based on interest rates as of January 2, 2016. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 10 to the consolidated financial statements for additional information on the Company's interest rate swaps.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
Pension obligations reflect expected pension funding, which is the amount of required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(4)
The total amount of unrecognized tax benefits on the consolidated balance sheet at January 2, 2016 is $8.7 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company's financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. The Company regularly assesses these risks and has established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At January 2, 2016 and January 3, 2015, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $215.8 million and $141.6 million, with maturities ranging up to 349 and 336 days, respectively.
Through the end of fiscal 2015, the Company had sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At January 2, 2016, a stronger U.S. dollar compared to foreign currencies versus fiscal 2014 decreased the value of these investments in net assets by $30.4 million. At January 3, 2015, a stronger U.S. dollar compared to foreign currencies versus fiscal 2013 decreased the value of these investments in net assets by $17.4 million.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $444.4 million at the end of fiscal 2015 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively convert $320.9 million of its variable-rate debt to fixed-rate debt as of January 2, 2016. The interest rate swap derivative instruments are held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instruments is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swaps was determined to be a net liability of $3.7 million at the end of fiscal 2015. As of January 2, 2016, the weighted-average interest rate on the Company’s variable-rate debt was approximately 1.9%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $1.2 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2015	2014	2013
Revenue	$2,691.6	$2,761.1	$2,691.1
Cost of goods sold	1,636.9	1,673.8	1,619.0
Restructuring costs	3.0	1.0	7.6
Gross profit	1,051.7	1,086.3	1,064.5
Selling, general and administrative expenses	816.0	815.2	830.0
Acquisition-related integration costs	—	15.2	41.5
Restructuring and impairment costs	34.6	26.0	0.7
Operating profit	201.1	229.9	192.3
Other expenses:
Interest expense, net	38.2	45.4	52.0
Debt extinguishment costs	1.6	1.3	13.1
Other expense (income), net	(3.3)	1.7	(0.5)
Total other expenses	36.5	48.4	64.6
Earnings before income taxes	164.6	181.5	127.7
Income taxes	41.4	47.6	26.7
Net earnings	123.2	133.9	101.0
Less: net earnings attributable to noncontrolling interest	0.4	0.8	0.6
Net earnings attributable to Wolverine World Wide, Inc.	$122.8	$133.1	$100.4
Net earnings per share (see Note 3):
Basic	$1.22	$1.33	$1.01
Diluted	$1.20	$1.30	$0.99
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2015	2014	2013
Net earnings	$123.2	$133.9	$101.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31.8)	(18.5)	(5.4)
Foreign exchange contracts:
Unrealized gain (loss) arising during the period, net of taxes of $4.9, $4.1 and $(0.2)	10.8	9.1	(0.4)
Reclassification adjustments into cost of goods sold, net of taxes of $(6.0), $0.2 and $0.6	(13.0)	0.3	1.3
Interest rate swaps:
Unrealized gain (loss) arising during the period, net of taxes of $(2.2), $(0.1) and $0.8	(4.2)	(0.2)	1.6
Reclassification adjustments into interest expense, net of taxes of $0.7, $0 and $0	1.4	—	—
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $8.2, $(19.6) and $33.1	15.2	(36.3)	61.4
Amortization of prior actuarial losses, net of taxes of $7.3, $2.6 and $10.7	13.5	4.8	19.7
Amortization of prior service cost	0.1	0.1	0.1
Settlement gain included in net income, net of taxes of $0, $(0.3) and $0	—	(0.7)	—
Other comprehensive (loss) income	(8.0)	(41.4)	78.3
Less: other comprehensive loss attributable to noncontrolling interest	(1.4)	(1.1)	(0.1)
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(6.6)	(40.3)	78.4

Comprehensive income	115.2	92.5	179.3
Less: comprehensive (loss) income attributable to noncontrolling interest	(1.0)	(0.3)	0.5
Comprehensive income attributable to Wolverine World Wide, Inc.	$116.2	$92.8	$178.8
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$194.1	$223.8
Accounts receivable, less allowances:
January 2, 2016 – $44.4
January 3, 2015 – $41.0	298.9	312.7
Inventories:
Finished products	448.0	398.1
Raw materials and work-in-process	18.6	15.9
Total inventories	466.6	414.0
Deferred income taxes	—	28.1
Prepaid expenses and other current assets	54.2	63.6
Total current assets	1,013.8	1,042.2
Property, plant and equipment:
Gross cost	431.5	415.3
Accumulated depreciation	(299.9)	(278.5)
Property, plant and equipment, net	131.6	136.8
Other assets:
Goodwill	429.1	438.8
Indefinite-lived intangibles	685.4	690.5
Amortizable intangibles, net	97.3	112.1
Deferred income taxes	3.7	2.8
Deferred financing costs, net	13.8	16.5
Other	69.9	64.8
Total other assets	1,299.2	1,325.5
Total assets	$2,444.6	$2,504.5
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	January 2, 2016	January 3, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199.7	$149.4
Accrued salaries and wages	28.5	36.1
Other accrued liabilities	108.2	108.5
Current maturities of long-term debt	16.9	46.7
Total current liabilities	353.3	340.7
Long-term debt, less current maturities	803.1	854.1
Accrued pension liabilities	109.6	128.1
Deferred income taxes	178.6	217.0
Other liabilities	30.3	26.6
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
January 2, 2016 – 103,915,928 shares
January 3, 2015 – 102,253,150 shares	103.9	102.3
Additional paid-in capital	75.9	40.1
Retained earnings	950.8	852.2
Accumulated other comprehensive loss	(56.1)	(49.5)
Cost of shares in treasury:
January 2, 2016 – 5,457,726 shares
January 3, 2015 – 416,812 shares	(110.8)	(11.6)
Total Wolverine World Wide, Inc. stockholders’ equity	963.7	933.5
Noncontrolling interest	6.0	4.5
Total stockholders’ equity	969.7	938.0
Total liabilities and stockholders’ equity	$2,444.6	$2,504.5

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2015	2014	2013
OPERATING ACTIVITIES
Net earnings	$123.2	$133.9	$101.0
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48.7	53.3	56.2
Deferred income taxes	(26.7)	(19.1)	(27.8)
Stock-based compensation expense	18.7	25.1	28.2
Excess tax benefits from stock-based compensation	(4.9)	(5.6)	(3.4)
Pension contribution	—	(3.9)	(2.4)
Pension and SERP expense	27.9	11.9	37.3
Debt extinguishment costs	1.6	1.3	13.1
Restructuring and impairment costs	37.6	27.0	8.3
Cash payments related to restructuring costs	(10.3)	(7.7)	(1.4)
Other	(2.0)	11.5	(4.3)
Changes in operating assets and liabilities:
Accounts receivable	5.8	76.5	(41.3)
Inventories	(68.8)	2.9	35.1
Other operating assets	14.6	(17.8)	12.8
Accounts payable	52.9	16.2	(26.5)
Other operating liabilities	(2.8)	9.1	17.4
Net cash provided by operating activities	215.5	314.6	202.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(46.4)	(30.0)	(41.7)
Proceeds from sales of property, plant and equipment	—	—	2.8
Investments in joint ventures	—	(1.1)	(2.5)
Other	(3.6)	(3.7)	(3.3)
Net cash used in investing activities	(50.0)	(34.8)	(44.7)
FINANCING ACTIVITIES
Borrowings of long-term debt	450.0	—	775.0
Payments on long-term debt	(530.9)	(249.8)	(875.0)
Payments of debt issuance costs	(2.4)	—	(2.3)
Cash dividends paid	(24.4)	(24.0)	(23.7)
Purchase of common stock for treasury	(92.6)	—	—
Purchases of shares under employee stock plans	(7.7)	(10.5)	(0.8)
Proceeds from the exercise of stock options	13.3	7.3	8.6
Excess tax benefits from stock-based compensation	4.9	5.6	3.4
Contributions from noncontrolling interest	2.5	1.0	2.0
Net cash used in financing activities	(187.3)	(270.4)	(112.8)
Effect of foreign exchange rate changes	(7.9)	0.2	(2.0)
(Decrease) increase in cash and cash equivalents	(29.7)	9.6	42.8
Cash and cash equivalents at beginning of the year	223.8	214.2	171.4
Cash and cash equivalents at end of the year	$194.1	$223.8	$214.2
OTHER CASH FLOW INFORMATION
Interest paid	$34.9	$42.2	$48.8
Net income taxes paid	$49.8	$70.2	$33.5
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2012	$98.7	$—	$633.4	$(87.5)	$(2.2)	$1.3	$643.7
Net earnings			100.4			0.6	101.0
Other comprehensive income (loss)				78.3		(0.1)	78.2
Shares issued under stock incentive plans, net of forfeitures (2,068,751 shares)	1.1						1.1
Stock-based compensation expense		28.2					28.2
Amounts associated with shares issued under stock incentive plans:
Proceeds over par value		7.5					7.5
Income tax benefits		3.9					3.9
Issuance of performance shares (785,458 shares)		(0.4)					(0.4)
Issuance of treasury shares (26,590 shares)		—			0.6		0.6
Shares acquired for treasury (17,085 shares)					(0.8)		(0.8)
Cash dividends declared ($0.24 per share)			(23.6)				(23.6)
Capital contribution from noncontrolling interest						2.0	2.0
Impact of stock split in the form of stock dividend	1.0	(34.2)	32.9		0.3		—
Balance at December 28, 2013	$100.8	$5.0	$743.1	$(9.2)	$(2.1)	$3.8	$841.4
Net earnings			133.1			0.8	133.9
Other comprehensive loss				(40.3)		(1.1)	(41.4)
Shares issued under stock incentive plans, net of forfeitures (795,523 shares)	0.8	(0.8)					—
Shares issued for stock options exercised, net (639,655 shares)	0.7	6.6					7.3
Stock-based compensation expense		25.1					25.1
Income tax benefits from stock incentive plans		4.2					4.2
Cash dividends declared ($0.24 per share)			(24.0)				(24.0)
Issuance of treasury shares (35,484 shares)		—			1.0		1.0
Purchases of shares under employee stock plans (379,782 shares)					(10.5)		(10.5)
Capital contribution from noncontrolling interest						1.0	1.0
Balance at January 3, 2015	$102.3	$40.1	$852.2	$(49.5)	$(11.6)	$4.5	$938.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 3, 2015	$102.3	$40.1	$852.2	$(49.5)	$(11.6)	$4.5	$938.0
Net earnings			122.8			0.4	123.2
Other comprehensive loss				(6.6)		(1.4)	(8.0)
Shares issued under stock incentive plans, net of forfeitures (721,621 shares)	0.7	(0.7)					—
Shares issued for stock options exercised, net (941,157 shares)	0.9	12.4					13.3
Stock-based compensation expense		18.7					18.7
Income tax benefits from stock incentive plans		5.4					5.4
Cash dividends declared ($0.24 per share)			(24.2)				(24.2)
Issuance of treasury shares (40,016 shares)		—			1.1		1.1
Purchase of common stock for treasury (4,804,665 shares)					(92.6)		(92.6)
Purchases of shares under employee stock plans (276,275 shares)					(7.7)		(7.7)
Capital contribution from noncontrolling interest						2.5	2.5
Balance at January 2, 2016	$103.9	$75.9	$950.8	$(56.1)	$(110.8)	$6.0	$969.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal 2015 had 52 weeks, fiscal 2014 had 53 weeks and fiscal 2013 contained 52 weeks.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. See Note 4 to the consolidated financial statements for information related to the results of the Company's annual test.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. See Note 16 to the consolidated financial statements for information related to long-lived assets that were determined to be impaired.
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 12 to the consolidated financial statements for additional information. Beginning with fiscal 2015, the Company has elected to measure its defined benefit plan assets and obligations as of December 31st of each year, regardless of the Company's actual fiscal year end date, which is the Saturday nearest to December 31.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2015, 2014 and 2013.

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
In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. The Company elected to prospectively adopt the accounting standard in the fourth quarter of fiscal 2015. Prior periods in the Company's Consolidated financial statements were not retrospectively adjusted.
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
In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU applies to all entities that present a classified statement of financial position. The Company early adopted ASU 2015-17 effective January 2, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of net current deferred tax asset to the net non-current deferred tax asset in the Consolidated balance sheet as of January 2, 2016. No prior periods were retrospectively adjusted.
In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2015	2014	2013
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$122.8	$133.1	$100.4
Adjustment for earnings allocated to nonvested restricted common stock	(2.8)	(2.9)	(2.3)
Net earnings used to calculate basic earnings per share	120.0	130.2	98.1
Adjustment for earnings reallocated to nonvested restricted common stock	0.1	0.1	0.1
Net earnings used to calculate diluted earnings per share	$120.1	$130.3	$98.2
Denominator:
Weighted average shares outstanding	102.0	101.4	100.2
Adjustment for nonvested restricted common stock	(3.4)	(3.2)	(3.3)
Shares used to calculate basic earnings per share	98.6	98.2	96.9
Effect of dilutive stock options	1.4	1.9	2.0
Shares used to calculate diluted earnings per share	100.0	100.1	98.9
Net earnings per share:
Basic	$1.22	$1.33	$1.01
Diluted	$1.20	$1.30	$0.99
Options granted to purchase 2,264,711 shares of common stock in fiscal 2015, 1,116,576 shares in fiscal 2014 and 449,036 shares in fiscal 2013 have not been included in the denominator for the computation of diluted earnings per share for each of those fiscal years because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of January 2, 2016 or January 3, 2015. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
On February 12, 2014, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock over a four-year period. The Company repurchased $92.6 million of Company common stock during fiscal 2015 under the stock repurchase plan. The Company did not repurchase any shares of Company common stock in fiscal 2014 or fiscal 2013 under a stock repurchase program. In addition to the stock repurchase program activity, the Company acquired $7.7 million, $10.5 million and $0.8 million of shares in fiscal years 2015, 2014 and 2013, respectively, in connection with employee transactions related to stock incentive plans.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes during fiscal years 2015 and 2014 in the carrying amount of goodwill and indefinite-lived intangibles, which comprises trademarks and trade names, is as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 28, 2013	$445.3	$690.5	$1,135.8
Foreign currency translation effects	(6.5)	—	(6.5)
Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment	—	(5.1)	(5.1)
Foreign currency translation effects	(9.7)	—	(9.7)
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
In the second quarter of fiscal 2015, the Company recorded a $2.6 million impairment charge for the Cushe® trade name, due to the decision to wind-down operations of the Cushe® brand. In the fourth quarter of fiscal 2015, as a result of its annual impairment testing, the Company recorded a $2.5 million impairment charge for the Stride Rite® trade name.

In addition, the results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results have given rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® and Sperry® trade name indefinite-lived intangible assets. If the operating results continue to decline, the Company may record a non-cash indefinite-lived intangible asset impairment charge in future periods. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $15.0 million and $586.8 million, respectively, as of January 2, 2016.
The Company did not recognize any impairment charges for goodwill during fiscal 2015 or for goodwill or indefinite-lived intangible assets during the fiscal years 2014 or 2013, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying value and accumulated amortization for these amortizable intangibles is as follows:

	January 2, 2016
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	17	$100.5	$16.7	$83.8
Licensing arrangements	1	28.8	22.0	6.8
Developed product technology	2	14.9	9.8	5.1
Other	3	11.2	9.6	1.6
Total		$155.4	$58.1	$97.3

	January 3, 2015
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	17	$100.5	$11.5	$89.0
Licensing arrangements	2	28.8	15.2	13.6
Developed product technology	3	14.9	6.8	8.1
Other	2	10.4	9.0	1.4
Total		$154.6	$42.5	$112.1
Amortization expense for other intangible assets was $15.6 million, $15.7 million and $18.4 million for fiscal years 2015, 2014 and 2013, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to January 2, 2016 is as follows:

(In millions)	2016	2017	2018	2019	2020
Amortization expense	$14.0	$8.9	$5.3	$5.1	$5.1

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in 2017. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability at January 2, 2016 and January 3, 2015. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. As of January 2, 2016 and January 3, 2015, this program had reduced the Company's accounts receivable by $77.6 million and $60.9 million, respectively. The Company sold a total of $657.4 million and $72.8 million of accounts receivable at their stated amounts, less a $1.4 million and $0.1 million fee charged by the financial institution, during fiscal years 2015 and 2014, respectively. The fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows.

6.	INVENTORIES
The Company used the LIFO method to value inventories of $78.7 million at January 2, 2016 and $62.5 million at January 3, 2015. If the FIFO method had been used, inventories would have been $27.0 million and $25.1 million higher than reported at January 2, 2016 and January 3, 2015, respectively.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	January 2, 2016	January 3, 2015
Term Loan A Facility, due July 13, 2020	$444.4	$525.2
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0
Capital lease obligation	0.6	0.6
Total debt	$820.0	$900.8
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.8 million and $3.6 million as of January 2, 2016 and January 3, 2015, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At January 2, 2016, Term Loan A had a weighted-average interest rate of 2.16%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of January 2, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
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
The Company included in interest expense the amortization of deferred financing costs of approximately $3.7 million, $ 4.2 million and $6.1 million in fiscal years 2015, 2014 and 2013, respectively.
Annual maturities of debt for the fiscal years subsequent to January 2, 2016 are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Annual maturities of debt	$16.9	$28.2	$28.2	$45.1	$701.5	$0.1

8.	ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2015 and 2014 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of December 28, 2013	$0.5	$(0.8)		$0.6	$(9.5)		$(9.2)
Other comprehensive income (loss) before reclassifications (1)	(17.4)	9.1		(0.2)	(36.3)		(44.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(2)	—	6.5	(3)	7.0
Income tax expense (benefit)	—	(0.2)		—	(2.3)		(2.5)
Net reclassifications	—	0.3		—	4.2		4.5
Net current-period other comprehensive income (loss) (1)	(17.4)	9.4		(0.2)	(32.1)		(40.3)
Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)

Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(30.4)	10.8		(4.2)	15.2		(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19.0)	(2)	2.1	20.9	(3)	4.0
Income tax expense (benefit)	—	6.0		(0.7)	(7.3)		(2.0)
Net reclassifications	—	(13.0)		1.4	13.6		2.0
Net current-period other comprehensive income (loss) (1)	(30.4)	(2.2)		(2.8)	28.8		(6.6)
Balance of accumulated other comprehensive income (loss) as of January 2, 2016	$(47.3)	$6.4		$(2.4)	$(12.8)		$(56.1)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense (see Note 12 to the consolidated financial statements for additional details).

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	January 2, 2016	January 3, 2015
Land	$4.1	$4.1
Buildings and improvements	105.6	114.3
Machinery and equipment	211.7	194.9
Software	110.1	102.0
Gross cost	431.5	415.3
Less: accumulated depreciation	299.9	278.5
Property, plant and equipment, net	$131.6	$136.8
Depreciation expense was $33.1 million, $37.6 million and $37.8 million for fiscal years 2015, 2014 and 2013, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2031. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.
Minimum rental payments due under all non-cancelable operating leases for the fiscal years subsequent to January 2, 2016 are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Minimum rental payments	$53.6	$45.2	$39.1	$34.6	$31.2	$128.5
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $54.8 million in fiscal 2015, $59.2 million in fiscal 2014 and $55.9 million in fiscal 2013.

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

(In millions)	January 2, 2016	January 3, 2015
Carrying value	$819.4	$900.2
Fair value	836.3	928.4
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 349 days and 336 days, as of January 2, 2016 and January 3, 2015, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedges are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	January 2, 2016	January 3, 2015
Foreign exchange contracts:
Hedge contracts	$192.6	$141.6
Non-hedge contracts	23.2	—
Interest rate swaps (1)	609.7	405.4

(1)	Includes a forward starting interest rate swap with a notional amount of $288.8 million, which has an effective date of October 17, 2016.
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	January 2, 2016	January 3, 2015
Financial assets:
Foreign exchange contracts asset - hedge	$6.7	$8.6
Foreign exchange contracts asset - non-hedge	0.5	—
Interest rate swap asset	0.2	0.6
Financial liabilities:
Interest rate swap liability	$3.9	$—
Foreign exchange contracts asset - non-hedge	0.1	—
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for fiscal years 2015, 2014 and 2013. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive loss and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

11.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718. The Company recognized compensation expense of $18.7 million, $25.1 million and $28.2 million and related income tax benefits of

$6.1 million, $8.4 million and $9.3 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2015, 2014 and 2013, respectively.
Stock-based compensation expense recognized in the consolidated statements of operations for fiscal years 2015, 2014 and 2013 was based on awards ultimately expected to vest and, as such, was reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
As of January 2, 2016, the Company had approximately 4,780,457 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as 1.0 stock incentive unit and all other awards granted, including restricted stock, count as 2.6 stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.
The Board of Directors awards an annual grant of performance share awards to certain plan participants. The number of performance-based shares that will be earned (and eligible to vest) during the performance period will depend on the Company’s level of success in achieving two specifically identified performance targets. Any portion of the performance shares that are not earned by the end of the three-year measurement period will be forfeited. The final determination of the number of shares to be issued in respect to an award is determined by the Compensation Committee of the Company’s Board of Directors.
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $6.35, $6.20 and $5.24 per share for fiscal years 2015, 2014 and 2013, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2015	2014	2013
Expected market price volatility (1)	28.8%	29.6%	33.2%
Risk-free interest rate (2)	1.3%	1.2%	0.6%
Dividend yield (3)	0.9%	0.9%	1.2%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 29, 2012	5,500,982	$13.84	5.9	$34.4
Granted	1,489,813	21.76
Exercised	(851,874)	11.46
Cancelled	(107,680)	20.89
Outstanding at December 28, 2013	6,031,241	$16.00	6.2	$104.9
Granted	1,349,849	27.09
Exercised	(737,402)	13.15
Cancelled	(245,695)	24.16
Outstanding at January 3, 2015	6,397,993	$18.36	6.2	$68.3
Granted	1,366,137	28.22
Exercised	(1,003,896)	14.63
Cancelled	(387,840)	26.93
Outstanding at January 2, 2016	6,372,394	$20.54	6.1	$8.6
Estimated forfeitures	(9,708)
Vested or expected to vest at January 2, 2016	6,362,686	$20.53	6.1	$5.9
Nonvested at January 2, 2016 and expected to vest	(2,021,240)
Exercisable at January 2, 2016	4,341,446	$17.64	5.0	$8.6
The total pretax intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $14.5 million, $10.3 million and $12.8 million, respectively. As of January 2, 2016, there was $4.6 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.2 years. As of January 3, 2015 and December 28, 2013, there was $4.6 million and $4.3 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.2 years and 1.3 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.71 as of January 2, 2016, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of January 2, 2016 was 1,811,921 and the weighted-average exercise price was $11.94. As of January 3, 2015, 4,341,758 outstanding options were exercisable and in-the-money and the weighted-average exercise price was $15.44.
A summary of the nonvested restricted shares and units is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2012	1,398,462	$16.58	779,394	$18.93
Granted	744,287	22.18	789,814	21.52
Vested	(102,724)	15.35	(28,580)	13.62
Forfeited	(109,600)	19.96	(109,628)	20.99
Nonvested at December 28, 2013	1,930,425	$18.61	1,431,000	$20.31
Granted	689,345	27.09	609,335	27.03
Vested	(700,543)	16.49	(244,625)	18.85
Forfeited	(192,045)	22.39	(304,940)	20.27
Nonvested at January 3, 2015	1,727,182	$22.44	1,490,770	$23.30
Granted	677,113	27.26	732,124	28.62
Vested	(398,582)	18.99	(311,343)	20.47
Forfeited	(279,074)	25.90	(405,432)	24.76
Nonvested at January 2, 2016	1,726,639	$24.57	1,506,119	$26.08

As of January 2, 2016, there was $17.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended January 2, 2016 was $11.1 million. As of January 3, 2015, there was $16.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 3, 2015 was $19.5 million. As of December 28, 2013, there was $13.8 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans that was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended December 28, 2013 was $2.7 million.
As of January 2, 2016, there was $4.5 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 2, 2016 was $8.7 million. As of January 3, 2015, there was $6.0 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the year ended January 3, 2015 was $6.6 million. As of December 28, 2013, there was $8.0 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans that was expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 28, 2013 was $0.6 million.

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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time that generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $64.6 million at January 2, 2016 and $59.5 million at January 3, 2015 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its defined contribution plans of $4.6 million, $4.7 million and $4.8 million in fiscal years 2015, 2014 and 2013, respectively.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.5 million, $1.2 million and $1.5 million in fiscal years 2015, 2014 and 2013, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.9 million at January 2, 2016 and $2.2 million at January 3, 2015 and was recognized as a deferred compensation liability on the consolidated balance sheets.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2015 and 2014:

	Fiscal Year
(In millions)	2015	2014
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$432.9	$395.4
Service cost pertaining to benefits earned during the year	9.0	7.2
Interest cost on projected benefit obligations	18.5	20.3
Actuarial (gains) losses	(50.1)	66.2
Benefits paid to plan participants	(17.5)	(32.2)
Settlements	—	(24.0)
Projected benefit obligations at end of the year	$392.8	$432.9
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$302.1	$319.6
Actual return on plan assets	(6.2)	32.5
Company contributions - pension	—	3.9
Company contributions - SERP	2.4	2.3
Benefits paid to plan participants	(17.5)	(32.2)
Settlements	—	(24.0)
Fair value of pension assets at end of the year	$280.8	$302.1
Funded status	$(112.0)	$(130.8)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1.6	$1.1
Current liabilities	(4.0)	(3.8)
Non-current liabilities	(109.6)	(128.1)
Net amount recognized	$(112.0)	$(130.8)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss (amounts net of tax: $(12.7) and $(41.5))	$(18.2)	$(62.6)
Unrecognized prior service cost (amounts net of tax: $(0.1) and $(0.1))	(0.1)	(0.1)
Net amount recognized	$(18.3)	$(62.7)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(112.0)	$(130.8)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	58.4	53.4
Net funded status of pension plans and SERP (supplemental)	$(53.6)	$(77.4)
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $375.5 million at January 2, 2016 and $412.3 million at January 3, 2015.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2015	2014	2013
Service cost pertaining to benefits earned during the year	$9.0	$7.2	$9.0
Interest cost on projected benefit obligations	18.5	20.3	18.8
Expected return on pension assets	(20.5)	(22.1)	(21.0)
Net amortization loss	20.9	7.5	30.5
Settlement gain	—	(1.0)	—
Net pension expense	$27.9	$11.9	$37.3
Less: SERP expense	7.8	7.6	8.1
Qualified defined benefit pension plans expense	$20.1	$4.3	$29.2
The actuarial loss and prior service cost included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2016 is $4.9 million and $0.1 million, respectively.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2015	2014
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.00%	4.37%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	4.37%	5.26%
Expected long-term rate of return on plan assets	7.50%	7.50%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of January 2, 2016 were 65% in equity securities and 35% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	January 2, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$169.8	$—	$169.8	60.5%
Fixed income investments	—	99.2	0.3	99.5	35.4%
Other	—	—	11.5	11.5	4.1%
Fair value of plan assets	$—	$269.0	$11.8	$280.8	100.0%

	January 3, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$195.6	$—	$195.6	64.7%
Fixed income investments	—	105.9	0.3	106.2	35.2%
Other	—	—	0.3	0.3	0.1%
Fair value of plan assets	$—	$301.5	$0.6	$302.1	100.0%
The Company expects to contribute approximately $1.5 million to its qualified defined benefit pension plans and $3.9 million to the SERP in fiscal 2016.
Expected benefit payments for the fiscal years subsequent to January 2, 2016 are as follows:

(In millions)	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$20.1	$20.4	$20.9	$21.3	$22.0	$119.5

13.	INCOME TAXES
The geographic components of earnings before income taxes are as follows:

	Fiscal Year
(In millions)	2015	2014	2013
United States	$102.1	$132.4	$76.7
Foreign	62.5	49.1	51.0
Earnings before income taxes	$164.6	$181.5	$127.7
The provisions for income taxes consist of the following:

	Fiscal Year
(In millions)	2015	2014	2013
Current expense:
Federal	$48.9	$42.1	$37.1
State	5.2	5.6	2.2
Foreign	11.6	18.0	15.0
Deferred expense (credit):
Federal	(22.0)	(9.3)	(23.5)
State	(1.9)	(6.6)	(3.0)
Foreign	(0.4)	(2.2)	(1.1)
Income tax provision	$41.4	$47.6	$26.7

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2015	2014	2013
Income taxes at U.S. statutory rate (35%)	$57.6	$63.5	$44.7
State income taxes, net of federal income tax	1.8	3.7	0.5
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	(0.4)	(5.5)	(5.4)
Bermuda	—	(0.4)	2.7
Other	(1.9)	1.1	1.7
Tax credits	(0.4)	(0.7)	(2.2)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(18.1)	(16.4)	(17.1)
Other	0.2	3.6	3.1
Adjustments for uncertain tax positions	0.1	—	(1.2)
Change in valuation allowance	(1.3)	(19.2)	0.1
Change in state tax rates	(0.7)	(6.0)	(2.0)
Gain on intercompany sale of subsidiary stock	—	23.2	—
Non-deductible expenses	3.5	1.1	0.9
Other	1.0	(0.4)	0.9
Income tax provision	$41.4	$47.6	$26.7
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	January 2, 2016	January 3, 2015
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$22.1	$16.6
Deferred compensation accruals	7.9	10.9
Accrued pension expense	40.1	47.2
Stock-based compensation	20.0	20.2
Net operating loss, capital loss and foreign tax credit carryforward	13.9	13.9
Other amounts not deductible until paid	12.1	14.2
Other	1.3	1.0
Total gross deferred income tax assets	117.4	124.0
Less valuation allowance	(9.5)	(10.5)
Net deferred income tax assets	107.9	113.5
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	—	(3.8)
Intangible assets	(276.3)	(288.5)
Other	(6.5)	(10.3)
Total deferred income tax liabilities	(282.8)	(302.6)
Net deferred income tax liabilities	$(174.9)	$(189.1)
The valuation allowance for deferred income tax assets as of January 2, 2016 and January 3, 2015 was $9.5 million and $10.5 million, respectively. The net change in the total valuation allowance for fiscal years 2015 and 2014 was $1.0 million and $19.2 million, respectively. The valuation allowance for both years was primarily related to foreign net operating loss carryforwards, tax credit carryforwards in foreign jurisdictions and a capital loss carryforward in the U.S. that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of the carryforwards depends on the generation of future taxable income in foreign jurisdictions and capital gains in the U.S. tax jurisdiction. The current year change in the valuation allowance was comprised of an increase relating to the additional foreign net operating losses and foreign tax credits of $2.1 million and a decrease relating to the capital loss utilization of $3.1 million.

At January 2, 2016, the Company had foreign net operating loss carryforwards of $36.2 million, that have expiration periods ranging from five years to an unlimited term during which they are available to offset future foreign taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.4 million, that are available for an unlimited carryforward period to offset future foreign taxes. The Company also had a U.S. capital loss carryforward of $7.6 million that expires in 2016 that is available to offset future U.S. capital gain income.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2015	2014
Beginning balance	$8.6	$8.6
Increases related to current year tax positions	1.1	1.7
Decreases related to prior year positions	(0.6)	(1.3)
Decrease due to lapse of statute	(0.4)	(0.4)
Ending balance	$8.7	$8.6
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $7.7 million as of January 2, 2016 and $7.5 million as of January 3, 2015. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.8 million as of January 2, 2016 and $2.4 million as of January 3, 2015.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.
The Company has not established a deferred tax liability on the amount of foreign unremitted earnings of $471.7 million at January 2, 2016. As of January 2, 2016, the Company had $194.1 million of cash and equivalents on hand, of which $164.2 million was held outside of the U.S. The Company intends to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate this cash to fund its U.S. operations. However, if these funds were repatriated, the Company would be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of the hypothetical calculation.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to January 2, 2016 are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Minimum royalties	$2.0	$1.8	$1.4	$1.5	$1.5	$—
Minimum advertising	3.1	3.2	3.3	3.4	3.5	7.3
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.0 million, $2.3 million and $1.7 million for fiscal years 2015, 2014 and 2013, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $3.3 million, $4.1 million and $4.4 million for fiscal years 2015, 2014 and 2013, respectively.

15.	BUSINESS SEGMENTS
Through the end of fiscal 2015, the Company’s portfolio of brands was organized into the following three operating segments, which the Company determined were reportable operating segments.

•	Lifestyle Group, consisting of Sperry® footwear and apparel, Stride Rite® footwear and apparel, Hush Puppies® footwear and apparel, Keds® footwear and apparel and Soft Style® footwear;

•	Performance Group, consisting of Merrell® footwear and apparel, Saucony® footwear and apparel, Chaco® footwear, Cushe® footwear and Patagonia® footwear during fiscal 2014 and 2013; and

•	Heritage Group, consisting of Wolverine® footwear and apparel, Cat® footwear, Bates® uniform footwear, Sebago® footwear and apparel, Harley-Davidson® footwear and HyTest® safety footwear.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-brand consumer-direct business, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses including acquisition-related integration costs and restructuring and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements.
On February 4, 2016, the Company announced certain organizational changes impacting its operating segments structure. The Company is evaluating the impacts of these changes to its reportable operating segments which will be reflected beginning with the first quarter of fiscal 2016.

Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Fiscal Year
(In millions)	2015	2014	2013
Revenue:
Lifestyle Group	$1,004.8	$1,059.3	$1,086.6
Performance Group	991.3	990.7	945.8
Heritage Group	590.8	607.0	567.4
Other	104.7	104.1	91.3
Total	$2,691.6	$2,761.1	$2,691.1
Operating profit (loss):
Lifestyle Group	$117.2	$130.2	$168.2
Performance Group	194.8	197.6	179.8
Heritage Group	80.7	95.4	85.7
Other	3.3	3.9	0.2
Corporate	(194.9)	(197.2)	(241.6)
Total	$201.1	$229.9	$192.3
Depreciation and amortization expense:
Lifestyle Group	$7.6	$7.5	$6.5
Performance Group	3.4	3.5	3.7
Heritage Group	1.1	1.1	1.2
Other	3.8	4.0	4.1
Corporate	32.8	37.2	40.7
Total	$48.7	$53.3	$56.2
Capital expenditures:
Lifestyle Group	$19.1	$9.1	$18.3
Performance Group	3.8	3.6	3.3
Heritage Group	0.9	0.5	0.9
Other	5.1	4.3	5.4
Corporate	17.5	12.5	13.8
Total	$46.4	$30.0	$41.7

(In millions)	January 2, 2016	January 3, 2015	December 29, 2012
Total assets:
Lifestyle Group	$1,361.2	$1,378.8	$1,431.1
Performance Group	498.7	485.8	476.4
Heritage Group	255.1	246.4	247.2
Other	57.0	52.1	56.9
Corporate	272.6	341.4	410.6
Total	$2,444.6	$2,504.5	$2,622.2
Goodwill:
Lifestyle Group	$315.2	$323.8	$329.0
Performance Group	92.4	92.5	92.8
Heritage Group	21.5	22.5	23.5
Total	$429.1	$438.8	$445.3

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2015	2014	2013
United States	$1,948.9	$1,990.2	$1,984.8
Foreign:
Europe, Middle East and Africa	345.3	391.0	362.0
Canada	141.2	163.0	166.2
Other	256.2	216.9	178.1
Total from foreign territories	742.7	770.9	706.3
Total revenue	$2,691.6	$2,761.1	$2,691.1
The location of the Company’s tangible long-lived assets, which is comprised of property, plant and equipment, is as follows:

(In millions)	January 2, 2016	January 3, 2015	December 29, 2012
United States	$117.7	$126.8	$136.7
Foreign countries	13.9	10.0	15.2
Total	$131.6	$136.8	$151.9
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2015, the Company sourced approximately 99% of its footwear products from third-party suppliers located primarily in the Asia Pacific region. For fiscal 2015, the remainder was produced at Company-owned manufacturing facilities in the U.S. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

16.	RESTRUCTURING ACTIVITIES
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company intends to close approximately 140 retail stores by the end of the first quarter of 2016, consolidate certain consumer-direct support functions and implement certain other organizational changes. The Company currently estimates pretax charges related to the 2014 Plan will range from $45.0 million to $48.0 million compared to the original estimate of $26.6 million to $32.0 million. The increase in estimated costs is driven by the Company's expansion of the Plan to further consolidate its international operations and higher retail store exit costs. The Company estimates it will record the remaining charges through the first quarter of fiscal 2016 as it executes the remaining components of the 2014 Plan. Approximately $16.0 million to $18.0 million of this estimate represents non-cash charges. Once fully implemented, the Company expects annual pretax benefits of approximately $16.0 million as a result of the 2014 Plan.
The Company closed 58 retail stores in connection with the 2014 Plan during fiscal 2014 and 46 retail stores during fiscal 2015. The balance of the estimated 140 total store closures is expected to occur during the first quarter of fiscal 2016.

Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $38.5 million, with $3.0 million recorded in the restructuring costs line item as a component of cost of goods sold, and $35.5 million recorded in the restructuring and impairment costs line item as a component of operating expenses. The following is a summary of the activity during fiscal 2015 and 2014, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$—	$—	$—
Restructuring costs	2.6	5.5	13.1	21.2
Amounts paid	(1.6)	—	(3.4)	(5.0)
Charges against assets	—	(5.5)	(3.2)	(8.7)
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring costs	2.9	5.4	9.0	17.3
Amounts paid	(1.8)	—	(7.2)	(9.0)
Charges against assets	—	(5.4)	(1.8)	(7.2)
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
2013 Plan
On October 4, 2013, the Board of Directors of the Company approved a plan to restructure the Company’s Dominican Republic manufacturing operations in a manner intended to lower the Company’s cost of goods sold, as described below (the “2013 Plan”). During the fourth quarter of fiscal 2013, the Company sold a manufacturing facility in the Dominican Republic and closed a second manufacturing facility. The Company no longer maintains any Company-owned manufacturing operations in the Dominican Republic. The Company recognized $7.6 million of restructuring costs in fiscal 2013 and restructuring costs of $1.0 million during fiscal 2014. The Company considers the 2013 Plan complete and does not expect to recognize any further costs. All costs incurred for the 2013 Plan have been recognized in the Company’s Corporate category and are included in the restructuring costs line item as a component of cost of goods sold in the consolidated statements of operations.
The following is a summary of the activity during fiscal 2014 and 2013, with respect to a reserve established by the Company in connection with the 2013 Plan, by category of costs.

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
Other Restructuring Activities
During fiscal 2015, the Company recorded restructuring and impairment costs of $4.2 million in connection with the Company’s decision to wind-down operations of its Cushe® brand. These costs included $2.6 million related to indefinite-lived intangibles and $1.6 million in other restructuring costs. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations.
During the fourth quarter of fiscal 2015, the Company recorded impairment costs of $2.5 million related to indefinite-lived intangibles of its Stride Rite® brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations.

During the second quarter of fiscal 2014, the Company recorded an impairment of an equity method investment and reserved certain receivables within the Company’s international operations. The impairment and asset charge were determined to be other-than-temporary and the Company recorded a non-cash charge of $4.8 million within its corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations. During fiscal 2015, the Company recorded additional restructuring costs of $2.0 million related to its international operations.
The Company recorded impairment charges of $11.6 million and $0.7 million during fiscal 2015 and 2013, respectively, related to certain consumer-direct store assets where the estimated future cash flows did not support the net book value of the store assets. These costs were recorded within its corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations.
Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	Fiscal 2015		Fiscal 2014
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property and equipment	$1.8	$17.0	$0.6	$5.5
Indefinite-lived intangibles	15.0	5.1	—	—
The property and equipment and indefinite-lived intangibles were valued using an income approach based on the discounted cash flows expected to be generated by the underlying assets (Level 3). See Note 10 to the consolidated financial statements for additional information on Level 3 fair value measurements.

17.	BUSINESS ACQUISITIONS
On October 9, 2012, the Company acquired all of the outstanding equity interests of PLG as well as certain other assets. Consideration paid to acquire PLG was approximately $1,249.5 million in cash. PLG markets casual and athletic footwear, apparel and related accessories for adults and children under well-known brand names including Sperry®, Saucony®, Stride Rite® and Keds®. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for PLG are included in the Company’s consolidated results of operations beginning October 9, 2012.
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

17.	SUBSIDIARY GUARANTORS OF THE PUBLIC BONDS
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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended January 2, 2016

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$613.3	$2,628.6	$723.8	$(1,274.1)	$2,691.6
Cost of goods sold	458.4	1,948.8	375.2	(1,145.5)	1,636.9
Restructuring costs	(0.1)	2.8	0.3	—	3.0
Gross profit	155.0	677.0	348.3	(128.6)	1,051.7
Selling, general and administrative expenses	127.9	559.2	257.5	(128.6)	816.0
Restructuring and impairment costs	3.5	24.0	7.1	—	34.6
Operating profit	23.6	93.8	83.7	—	201.1
Other expenses:
Interest expense (income), net	38.6	0.1	(0.5)	—	38.2
Debt extinguishment costs	1.6	—	—	—	1.6
Other income	(1.2)	(1.1)	(1.0)	—	(3.3)
Total other expense (income)	39.0	(1.0)	(1.5)	—	36.5
Earnings (loss) before income taxes	(15.4)	94.8	85.2	—	164.6
Income tax expense (benefit)	(6.3)	38.6	9.1	—	41.4
Earnings (loss) before equity in earnings of consolidated subsidiaries	(9.1)	56.2	76.1	—	123.2
Equity in earnings of consolidated subsidiaries	131.9	13.6	88.0	(233.5)	—
Net earnings	122.8	69.8	164.1	(233.5)	123.2
Less: net earnings attributable to noncontrolling interest	—	—	0.4	—	0.4
Net earnings attributable to Wolverine World Wide, Inc.	$122.8	$69.8	$163.7	$(233.5)	$122.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended January 2, 2016

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$122.8	$69.8	$164.1	$(233.5)	$123.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31.8)	—	(31.8)	31.8	(31.8)
Change in fair value of foreign exchange contracts	(2.2)	—	(2.2)	2.2	(2.2)
Change in fair value of interest rate swap	(2.8)	—	—	—	(2.8)
Pension adjustments	28.8	1.2	—	(1.2)	28.8
Other comprehensive income (loss)	(8.0)	1.2	(34.0)	32.8	(8.0)
Comprehensive income	114.8	71.0	130.1	(200.7)	115.2
Less: comprehensive loss attributable to noncontrolling interest	(1.4)	—	(1.0)	1.4	(1.0)
Comprehensive income attributable to Wolverine World Wide, Inc.	$116.2	$71.0	$131.1	$(202.1)	$116.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$607.8	$3,276.1	$848.8	$(1,971.6)	$2,761.1
Cost of goods sold	442.9	2,594.9	483.5	(1,847.5)	1,673.8
Restructuring costs	0.1	—	0.9	—	1.0
Gross profit	164.8	681.2	364.4	(124.1)	1,086.3
Selling, general and administrative expenses	126.1	555.1	258.1	(124.1)	815.2
Acquisition-related integration costs	6.5	1.1	7.6	—	15.2
Restructuring costs	3.0	10.4	12.6	—	26.0
Operating profit (loss)	29.2	114.6	86.1	—	229.9
Other expenses:
Interest expense (income), net	45.4	0.1	(0.1)	—	45.4
Debt extinguishment costs	1.3	—	—	—	1.3
Other expense (income), net	—	(1.3)	3.0	—	1.7
Total other expense (income)	46.7	(1.2)	2.9	—	48.4
Earnings (loss) before income taxes	(17.5)	115.8	83.2	—	181.5
Income tax expense	0.7	37.7	9.2	—	47.6
Earnings (loss) before equity in earnings of consolidated subsidiaries	(18.2)	78.1	74.0	—	133.9
Equity in earnings of consolidated subsidiaries	151.3	9.4	74.7	(235.4)	—
Net earnings	133.1	87.5	148.7	(235.4)	133.9
Less: net earnings attributable to noncontrolling interest	—	—	0.8	—	0.8
Net earnings attributable to Wolverine World Wide, Inc.	$133.1	$87.5	$147.9	$(235.4)	$133.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$133.1	$87.5	$148.7	$(235.4)	$133.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17.4)	—	(18.5)	17.4	(18.5)
Change in fair value of foreign exchange contracts	9.4	—	9.4	(9.4)	9.4
Change in fair value of interest rate swap	(0.2)	—	—	—	(0.2)
Pension adjustments	(32.1)	(10.3)	—	10.3	(32.1)
Other comprehensive loss	(40.3)	(10.3)	(9.1)	18.3	(41.4)
Comprehensive income	92.8	77.2	139.6	(217.1)	92.5
Less: comprehensive loss attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.8	$77.2	$139.9	$(217.1)	$92.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$538.2	$3,849.1	$774.4	$(2,470.6)	$2,691.1
Cost of goods sold	383.8	3,207.9	415.4	(2,388.1)	1,619.0
Restructuring costs	0.1	—	7.5	—	7.6
Gross profit	154.3	641.2	351.5	(82.5)	1,064.5
Selling, general and administrative expenses	139.0	506.7	266.8	(82.5)	830.0
Acquisition-related transaction and integration costs	16.9	14.9	9.7	—	41.5
Restructuring and impairment costs	—	—	0.7	—	0.7
Operating profit (loss)	(1.6)	119.6	74.3	—	192.3
Other expenses:
Interest expense (income), net	52.1	(0.2)	0.1	—	52.0
Debt extinguishment costs	13.1	—	—	—	13.1
Other expense (income), net	(3.7)	0.1	3.1	—	(0.5)
Total other expense (income)	61.5	(0.1)	3.2	—	64.6
Earnings (loss) before income taxes	(63.1)	119.7	71.1	—	127.7
Income tax expense	1.5	19.3	5.9	—	26.7
Earnings (loss) before equity in earnings of consolidated subsidiaries	(64.6)	100.4	65.2	—	101.0
Equity in earnings of consolidated subsidiaries	165.0	114.5	21.7	(301.2)	—
Net earnings	100.4	214.9	86.9	(301.2)	101.0
Less: net earnings attributable to noncontrolling interest	—	—	0.6	—	0.6
Net earnings attributable to Wolverine World Wide, Inc.	$100.4	$214.9	$86.3	$(301.2)	$100.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$100.4	$214.9	$86.9	$(301.2)	$101.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.4)	—	(5.4)	5.4	(5.4)
Change in fair value of foreign exchange contracts	0.9	—	0.9	(0.9)	0.9
Change in fair value of interest rate swap	1.6	—	—	—	1.6
Pension adjustments	81.2	13.1	—	(13.1)	81.2
Other comprehensive (loss) income	78.3	13.1	(4.5)	(8.6)	78.3
Comprehensive income	178.7	228.0	82.4	(309.8)	179.3
Less comprehensive income (loss) attributable to noncontrolling interest	(0.1)	—	0.6	—	0.5
Comprehensive income attributable to Wolverine World Wide, Inc.	$178.8	$228.0	$81.8	$(309.8)	$178.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 2, 2016

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27.2	$2.6	$164.3	$—	$194.1
Accounts receivable, net	84.8	105.8	108.3	—	298.9
Inventories:
Finished products	(0.8)	371.7	77.1	—	448.0
Raw materials and work-in-process	0.8	1.8	16.0	—	18.6
Total inventories	—	373.5	93.1	—	466.6
Prepaid expenses and other current assets	10.7	24.9	18.6	—	54.2
Total current assets	122.7	506.8	384.3	—	1,013.8
Property, plant and equipment:
Gross cost	228.4	170.5	32.6	—	431.5
Accumulated depreciation	(178.1)	(103.6)	(18.2)	—	(299.9)
Property, plant and equipment, net	50.3	66.9	14.4	—	131.6
Other assets:
Goodwill	2.7	353.3	73.1	—	429.1
Indefinite-lived intangibles	3.8	675.3	6.3	—	685.4
Amortizable intangibles, net	0.6	96.7	—	—	97.3
Deferred income taxes	—	—	3.7	—	3.7
Deferred financing costs, net	13.8	—	—	—	13.8
Other	50.5	15.6	3.8	—	69.9
Intercompany accounts receivable	19.8	3,002.0	583.9	(3,605.7)	—
Investment in affiliates	3,388.4	854.0	949.4	(5,191.8)	—
Total other assets	3,479.6	4,996.9	1,620.2	(8,797.5)	1,299.2
Total assets	$3,652.6	$5,570.6	$2,018.9	$(8,797.5)	$2,444.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of January 2, 2016

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.3	$98.7	$63.7	$—	$199.7
Accrued salaries and wages	17.2	4.3	7.0	—	28.5
Other accrued liabilities	42.6	35.6	30.0	—	108.2
Current maturities of long-term debt	16.9	—	—	—	16.9
Total current liabilities	114.0	138.6	100.7	—	353.3
Long-term debt, less current maturities	802.5	0.6	—	—	803.1
Accrued pension liabilities	91.2	18.4	—	—	109.6
Deferred income taxes	(75.2)	249.8	4.0	—	178.6
Other liabilities	17.0	11.2	2.1	—	30.3
Intercompany accounts payable	1,739.4	1,360.0	506.3	(3,605.7)	—
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity	963.7	3,792.0	1,399.8	(5,191.8)	963.7
Noncontrolling interest	—	—	6.0	—	6.0
Total stockholders’ equity	963.7	3,792.0	1,405.8	(5,191.8)	969.7
Total liabilities and stockholders’ equity	$3,652.6	$5,570.6	$2,018.9	$(8,797.5)	$2,444.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11.4	$3.3	$209.1	$—	$223.8
Accounts receivable, net	18.8	181.4	112.5	—	312.7
Inventories:
Finished products	59.5	260.0	78.6	—	398.1
Raw materials and work-in-process	2.1	1.3	12.5	—	15.9
Total inventories	61.6	261.3	91.1	—	414.0
Deferred income taxes	12.8	14.0	1.3	—	28.1
Prepaid expenses and other current assets	24.8	21.4	17.4	—	63.6
Total current assets	129.4	481.4	431.4	—	1,042.2
Property, plant and equipment:
Gross cost	230.7	150.7	33.9	—	415.3
Accumulated depreciation	(183.3)	(72.6)	(22.6)	—	(278.5)
Property, plant and equipment, net	47.4	78.1	11.3	—	136.8
Other assets:
Goodwill	7.9	353.0	77.9	—	438.8
Indefinite-lived intangibles	4.3	674.9	11.3	—	690.5
Amortizable intangibles, net	0.6	111.5	—	—	112.1
Deferred income taxes	—	—	2.8	—	2.8
Deferred financing costs, net	16.5	—	—	—	16.5
Other	49.8	11.9	3.1	—	64.8
Intercompany accounts receivable	22.1	2,225.4	621.1	(2,868.6)	—
Investment in affiliates	3,158.2	608.8	1,221.3	(4,988.3)	—
Total other assets	3,259.4	3,985.5	1,937.5	(7,856.9)	1,325.5
Total assets	$3,436.2	$4,545.0	$2,380.2	$(7,856.9)	$2,504.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$66.4	$45.5	$—	$149.4
Accrued salaries and wages	23.2	6.0	6.9	—	36.1
Other accrued liabilities	31.6	40.9	36.0	—	108.5
Current maturities of long-term debt	46.7	—	—	—	46.7
Total current liabilities	139.0	113.3	88.4	—	340.7
Long-term debt, less current maturities	853.5	0.6	—	—	854.1
Accrued pension liabilities	106.6	21.5	—	—	128.1
Deferred income taxes	(60.7)	274.7	3.0	—	217.0
Other liabilities	13.3	10.6	2.7	—	26.6
Intercompany accounts payable	1,451.0	734.5	683.1	(2,868.6)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	933.5	3,389.8	1,598.5	(4,988.3)	933.5
Noncontrolling interest	—	—	4.5	—	4.5
Total stockholders’ equity	933.5	3,389.8	1,603.0	(4,988.3)	938.0
Total liabilities and stockholders’ equity	$3,436.2	$4,545.0	$2,380.2	$(7,856.9)	$2,504.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended January 2, 2016

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$221.2	$24.3	$(30.0)	$—	$215.5
Investing activities
Additions to property, plant and equipment	(15.9)	(21.1)	(9.4)		(46.4)
Other	0.3	(3.9)	—	—	(3.6)
Net cash used in investing activities	(15.6)	(25.0)	(9.4)	—	(50.0)
Financing activities
Borrowings of long-term debt	450.0	—	—	—	450.0
Payments of long-term debt	(530.9)	—	—	—	(530.9)
Payments of debt issuance costs	(2.4)	—	—	—	(2.4)
Cash dividends paid	(24.4)	—	—	—	(24.4)
Purchase of common stock for treasury	(92.6)	—	—	—	(92.6)
Purchases of shares under employee stock plans	(7.7)	—	—	—	(7.7)
Proceeds from the exercise of stock options	13.3	—	—	—	13.3
Excess tax benefits from stock-based compensation	4.9	—	—	—	4.9
Contributions from noncontrolling interests	—	—	2.5	—	2.5
Net cash (used in) provided by financing activities	(189.8)	—	2.5	—	(187.3)
Effect of foreign exchange rate changes	—	—	(7.9)	—	(7.9)
Increase (decrease) in cash and cash equivalents	15.8	(0.7)	(44.8)	—	(29.7)
Cash and cash equivalents at beginning of the year	11.4	3.3	209.1	—	223.8
Cash and cash equivalents at end of the year	$27.2	$2.6	$164.3	$—	$194.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended January 3, 2015

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$274.1	$9.1	$31.4	$—	$314.6
Investing activities
Additions to property, plant and equipment	(7.7)	(19.6)	(2.7)	—	(30.0)
Investment in joint ventures	—	—	(1.1)	—	(1.1)
Other	(2.4)	(1.2)	(0.1)	—	(3.7)
Net cash used in investing activities	(10.1)	(20.8)	(3.9)	—	(34.8)
Financing activities
Payments of long-term debt	(249.8)	—	—	—	(249.8)
Cash dividends paid	(24.0)	—	—	—	(24.0)
Purchases of shares under employee stock plans	(10.5)	—	—	—	(10.5)
Proceeds from the exercise of stock options	7.3	—	—	—	7.3
Excess tax benefits from stock-based compensation	5.6	—	—	—	5.6
Contributions from noncontrolling interest	—	—	1.0	—	1.0
Net cash provided by (used in) financing activities	(271.4)	—	1.0	—	(270.4)
Effect of foreign exchange rate changes	—	—	0.2	—	0.2
Increase (decrease) in cash and cash equivalents	(7.4)	(11.7)	28.7	—	9.6
Cash and cash equivalents at beginning of the year	18.8	15.0	180.4	—	214.2
Cash and cash equivalents at end of the year	$11.4	$3.3	$209.1	$—	$223.8

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the fiscal year ended December 28, 2013

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$127.1	$(10.0)	$85.2	$—	$202.3
Investing activities
Additions to property, plant and equipment	(11.9)	(25.0)	(4.8)	—	(41.7)
Proceeds from sale of property, plant and equipment	—	2.8	—	—	2.8
Investment in joint venture	—	—	(2.5)	—	(2.5)
Other	(2.9)	(1.3)	0.9	—	(3.3)
Net cash used in investing activities	(14.8)	(23.5)	(6.4)	—	(44.7)
Financing activities
Borrowings of long-term debt	775.0	—	—	—	775.0
Payments of long-term debt	(875.0)	—	—	—	(875.0)
Payments of debt issuance costs	(2.3)	—	—	—	(2.3)
Cash dividends paid	(23.7)	—	—	—	(23.7)
Purchases of shares under employee stock plans	(0.8)	—	—	—	(0.8)
Proceeds from the exercise of stock options	8.6	—	—	—	8.6
Excess tax benefits from stock-based compensation	3.4	—	—	—	3.4
Contributions from noncontrolling interest	—	—	2.0	—	2.0
Net cash (used in) provided by financing activities	(114.8)	—	2.0	—	(112.8)
Effect of foreign exchange rate changes	—	—	(2.0)	—	(2.0)
Increase (decrease) in cash and cash equivalents	(2.5)	(33.5)	78.8	—	42.8
Cash and cash equivalents at beginning of the year	21.3	48.5	101.6	—	171.4
Cash and cash equivalents at end of the year	$18.8	$15.0	$180.4	$—	$214.2

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16- or 17-week period for the fiscal fourth quarter. The fourth quarter of fiscal 2015 consists of 16 weeks and the fourth quarter of fiscal 2014 consists of 17 weeks. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2015
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$631.4	$630.1	$678.9	$751.2
Gross profit	261.4	246.4	271.7	272.2
Net earnings attributable to Wolverine World Wide, Inc.	40.1	25.3	45.8	11.6
Net earnings per share:
Basic	$0.40	$0.25	$0.45	$0.12
Diluted	0.39	0.24	0.44	0.12

	Fiscal 2014
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$627.6	$613.5	$711.1	$808.9
Gross profit	255.8	245.7	284.7	300.1
Net earnings attributable to Wolverine World Wide, Inc.	37.1	27.5	57.8	10.7
Net earnings per share:
Basic	$0.37	$0.28	$0.58	$0.11
Diluted	0.36	0.27	0.57	0.10

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at January 2, 2016 and January 3, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 1, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended January 2, 2016, and our report dated March 1, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 1, 2016

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of January 2, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of January 2, 2016.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended January 2, 2016 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine Worldwide to be held on April 21, 2016. The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013.

•	Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 2, 2016, January 3, 2015 and December 28, 2013.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
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

WOLVERINE WORLD WIDE, INC.

Date:	March 1, 2016	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2016
Blake W. Krueger

	/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2016
Michael D. Stornant

	*/s/ Jeffrey M. Boromisa	Director	March 1, 2016
Jeffrey M. Boromisa

	*/s/ Gina R. Boswell	Director	March 1, 2016
Gina R. Boswell

	*/s/ Roxane Divol	Director	March 1, 2016
Roxane Divol

	*/s/ William K. Gerber	Director	March 1, 2016
William K. Gerber

	*/s/ Joseph R. Gromek	Director	March 1, 2016
Joseph R. Gromek

	*/s/ David T. Kollat	Director	March 1, 2016
David T. Kollat

	*/s/ Brenda J. Lauderback	Director	March 1, 2016
Brenda J. Lauderback

	*/s/ Nicholas T. Long	Director	March 1, 2016
Nicholas T. Long

	*/s/ Timothy J. O’Donovan	Director	March 1, 2016
Timothy J. O’Donovan

	*/s/ Michael A. Volkema	Director	March 1, 2016
Michael A. Volkema

*By:	/s/ Blake W. Krueger	Attorney-in-Fact	March 1, 2016
Blake W. Krueger

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended January 2, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$20.6	$20.4	—	$19.2	(A)	$21.8
Allowance for sales returns	15.9	62.6	—	62.2	(B)	16.3
Allowance for cash discounts	4.5	21.1	—	19.3	(C)	6.3
Inventory valuation allowances	11.4	16.9	—	11.0	(D)	17.3
Total	$52.4	$121.0	—	$111.7		$61.7
Fiscal year ended January 3, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$18.3	$34.9	—	$32.6	(A)	$20.6
Allowance for sales returns	15.4	68.9	—	68.4	(B)	15.9
Allowance for cash discounts	4.1	19.7	—	19.3	(C)	4.5
Inventory valuation allowances	14.0	14.0	—	16.6	(D)	11.4
Total	$51.8	$137.5	—	$136.9		$52.4
Fiscal year ended December 28, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$10.1	$21.1	—	$12.9	(A)	$18.3
Allowance for sales returns	11.4	74.6	—	70.6	(B)	15.4
Allowance for cash discounts	5.2	19.2	—	20.3	(C)	4.1
Inventory valuation allowances	12.5	11.3	—	9.8	(D)	14.0
Total	$39.2	$126.2	—	$113.6		$51.8

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1

EXHIBIT INDEX

Exhibit Number	Document

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

10.13	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.14	Employees’ Pension Plan (Restated as amended through December 23, 2014).* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.
10.15	Form of Incentive Stock Option Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.16	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.17	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.18	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2006.
10.19	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012.

E-1

Exhibit Number	Document

10.20	Form of Stock Option Agreement for non-employee directors.* Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
10.21	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.22	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.23	2016 Form of Restricted Stock Agreement*
10.24	2016 Form of Non-Qualified Stock Option Agreement*
10.25	Form of Performance Share Award Agreement (2014 - 2016 performance period).* Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 14, 2014.
10.26	Form of Performance Share Award Agreement (2015 - 2017 performance period).* Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.
10.27
Form of Performance Share Award Agreement (2015 - 2016 performance period) for Blake W. Krueger.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.28	Form of Performance Share Award Agreement (2016 - 2018 performance period).*
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

10.31
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

10.33	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.34	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.35	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.36
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

10.40
Amendment No. 1 to Separation Agreement, dated as of October 9, 2012, by and between the Company and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

10.41
Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012.

E-2

Exhibit Number	Document

10.42
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

10.43
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

10.44
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

10.45
Replacement Facility Amendment, dated as of October 10, 2013, to the Amended and Restated Credit Agreement among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013.

10.46
Omnibus Amendment, dated as of December 19, 2014 to the Amended and Restated Credit Agreement dated as of October 10, 2013 among Wolverine World Wide, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., Fifth Third Bank, PNC Bank, National Association, Sumitomo Mitsui Banking Corporation, Union Bank, N.A., And BBVA Compass Bank, as co-documentation agents, J.P. Morgan Europe Limited, as foreign currency agent, and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.47
Receivables Sales Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.48
Replacement Facility Amendment, dated as of July 13, 2015, among Wolverine World Wide, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association and MUFG Union Bank, N.A., as co-syndication agents and lenders, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

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