Form 10-Q
period 2016-03-26
WOLVERINE WORLD WIDE INC /DE/
filed 2016-05-04
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the first twelve week accounting period ended March 26, 2016
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
Yes ☐    No  ☒
There were 99,553,536 shares of common stock, $1 par value, outstanding as of April 25, 2016.

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

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	currency fluctuations and restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for owned and contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•
the failure of the U.S. Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the Department of Defense or other military purchasers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to the expanding into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and customers;

•	increase in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries, and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	the inability to attract and retain executive managers and other key employees;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the success of the Company’s consumer-direct realignment initiatives; and

•	changes in future pension funding requirements and pension expenses.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “2015 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended
(In millions, except per share data)	March 26, 2016	March 28, 2015
Revenue	$577.6	$631.4
Cost of goods sold	344.9	370.0
Restructuring costs	3.9	—
Gross profit	228.8	261.4
Selling, general and administrative expenses	184.1	198.8
Restructuring and impairment costs (gain)	10.7	(1.0)
Operating profit	34.0	63.6
Other expenses:
Interest expense, net	8.5	9.5
Other income, net	(0.1)	(1.0)
Total other expenses	8.4	8.5
Earnings before income taxes	25.6	55.1
Income tax expense	8.0	15.0
Net earnings	17.6	40.1
Less: net earnings attributable to noncontrolling interest	0.2	—
Net earnings attributable to Wolverine World Wide, Inc.	$17.4	$40.1

Net earnings per share (see Note 3):
Basic	$0.18	$0.40
Diluted	$0.18	$0.39

Comprehensive income	$15.9	$30.2
Less: comprehensive loss attributable to noncontrolling interest	(0.1)	(0.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$16.0	$30.4

Cash dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 26, 2016	January 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$158.2	$194.1	$121.3
Accounts receivable, less allowances:
March 26, 2016 – $42.7
January 2, 2016 – $44.4
March 28, 2015 – $40.8	326.0	298.9	357.2
Inventories:
Finished products, net	462.6	448.0	404.3
Raw materials and work-in-process, net	18.2	18.6	15.5
Total inventories	480.8	466.6	419.8
Deferred income taxes	—	—	27.9
Prepaid expenses and other current assets	40.3	54.2	61.9
Total current assets	1,005.3	1,013.8	988.1
Property, plant and equipment:
Gross cost	440.5	431.5	420.3
Accumulated depreciation	(305.2)	(299.9)	(285.0)
Property, plant and equipment, net	135.3	131.6	135.3
Other assets:
Goodwill	430.2	429.1	434.1
Indefinite-lived intangibles	685.4	685.4	690.5
Amortizable intangibles, net	93.8	97.3	108.7
Deferred income taxes	3.0	3.7	2.7
Other	71.6	73.5	68.7
Total other assets	1,284.0	1,289.0	1,304.7
Total assets	$2,424.6	$2,434.4	$2,428.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 26, 2016	January 2, 2016	March 28, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105.9	$199.7	$96.4
Accrued salaries and wages	18.1	28.5	18.1
Other accrued liabilities	123.1	108.2	121.3
Current maturities of long-term debt	16.9	16.9	42.0
Borrowings under revolving credit agreement	60.0	—	14.5
Total current liabilities	324.0	353.3	292.3
Long-term debt, less current maturities	793.4	792.9	788.4
Accrued pension liabilities	110.2	109.6	129.1
Deferred income taxes	177.4	178.6	220.0
Other liabilities	38.5	30.3	26.9
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
March 26, 2016 – 105,567,828 shares
January 2, 2016 – 103,915,928 shares
March 28, 2015 – 103,856,676 shares	105.6	103.9	103.9
Additional paid-in capital	82.2	75.9	54.8
Retained earnings	962.3	950.8	886.3
Accumulated other comprehensive loss	(57.5)	(56.1)	(59.2)
Cost of shares in treasury:
March 26, 2016 – 5,892,172 shares
January 2, 2016 – 5,457,726 shares
March 28, 2015 – 668,988 shares	(118.2)	(110.8)	(18.7)
Total Wolverine World Wide, Inc. stockholders’ equity	974.4	963.7	967.1
Noncontrolling interest	6.7	6.0	4.3
Total stockholders’ equity	981.1	969.7	971.4
Total liabilities and stockholders’ equity	$2,424.6	$2,434.4	$2,428.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015
OPERATING ACTIVITIES
Net earnings	$17.6	$40.1
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9.8	10.9
Deferred income taxes	0.9	2.3
Stock-based compensation expense	7.6	6.7
Excess tax benefits from stock-based compensation	(0.1)	(3.4)
Pension and SERP expense	2.4	6.4
Restructuring and impairment costs (gain)	14.6	(1.0)
Cash payments related to restructuring costs	(6.7)	(3.5)
Other	(4.0)	5.3
Changes in operating assets and liabilities:
Accounts receivable	(25.2)	(49.7)
Inventories	(15.7)	(11.3)
Other operating assets	12.5	4.6
Accounts payable	(94.1)	(51.8)
Other operating liabilities	1.5	1.4
Net cash used in operating activities	(78.9)	(43.0)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9.9)	(6.4)
Other	(0.6)	(0.7)
Net cash used in investing activities	(10.5)	(7.1)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	60.0	14.5
Payments on long-term debt	—	(58.0)
Cash dividends paid	(6.0)	(6.1)
Purchase of common stock for treasury	(0.1)	—
Purchases of shares under employee stock plans	(4.2)	(7.4)
Proceeds from the exercise of stock options	1.9	5.8
Excess tax benefits from stock-based compensation	0.1	3.4
Contributions from noncontrolling interests	0.8	—
Net cash provided by (used in) financing activities	52.5	(47.8)
Effect of foreign exchange rate changes	1.0	(4.6)
Decrease in cash and cash equivalents	(35.9)	(102.5)
Cash and cash equivalents at beginning of the year	194.1	223.8
Cash and cash equivalents at end of the period	$158.2	$121.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 26, 2016 and March 28, 2015
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Sperry®, Stride Rite® and Wolverine®. Third-party distributors, licensees and joint ventures extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division that markets both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2015 Form 10-K.
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
In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended by ASUs 2015-14, 2016-08 and 2016-10, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The effective date is annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standards on its existing revenue recognition policies and procedures.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company adopted ASU 2014-12 in the first quarter of 2016 on a prospective basis for awards issued after the effective date. ASU 2014-12 did not have, nor does the Company believe it will, have a material impact on its existing stock-based compensation plans.
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted ASU 2014-15 in the first quarter of 2016 and it did not have a significant impact on its quarterly reporting process.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. The Company adopted these ASUs in the first quarter of 2016 on a retrospective basis. The adoption of ASU 2015-03 resulted in the reclassification of $10.2 million and $12.4 million of deferred financing costs associated with its long-term debt from deferred financing costs to long-term debt as of January 2, 2016 and March 28, 2015, respectively. In accordance with ASU 2015-15, the Company elected to continue to present its debt issuance costs related to its revolving line of credit as an asset. Due to the adoption of this standard, the Company now includes these deferred financing costs in other noncurrent assets. The prior period disclosures have been restated to conform to the current year presentation. The new standards did not affect the Company’s results of operations or cash flows.
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
In February 2016, FASB issued ASU 2016-02, Leases ("ASU 2016-02") that updates the principles for lease accounting. The core principle of ASU 2016-02 is that a lessee shall recognize a lease asset and lease liability in its statement of financial position. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is evaluating the impacts of the new standard on its existing leases.
In March 2016, FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). ASU 2016-05 clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company is evaluating the impacts of the new standard on its share-based payment accounting.
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 seeks to provide simplification to issues of share-based payment awards in relation to income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company is evaluating the impacts of the new standard on its share-based payment accounting.

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
The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended
(In millions, except per share data)	March 26, 2016	March 28, 2015
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$17.4	$40.1
Adjustment for earnings allocated to non-vested restricted common stock	(0.4)	(0.8)
Net earnings used in calculating basic earnings per share	17.0	39.3
Adjustment for earnings reallocated from non-vested restricted common stock	—	0.1
Net earnings used in calculating diluted earnings per share	$17.0	$39.4
Denominator:
Weighted average shares outstanding	99.2	102.5
Adjustment for non-vested restricted common stock	(3.5)	(3.6)
Shares used in calculating basic earnings per share	95.7	98.9
Effect of dilutive stock options	0.5	1.9
Shares used in calculating diluted earnings per share	96.2	100.8
Net earnings per share:
Basic	$0.18	$0.40
Diluted	$0.18	$0.39
For the 12 weeks ended March 26, 2016 and March 28, 2015, options relating to 5,389,794 and 1,121,413 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Foreign currency translation effects	(4.7)	—	(4.7)
Balance at March 28, 2015	$434.1	$690.5	$1,124.6

Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Foreign currency translation effects	1.1	—	1.1
Balance at March 26, 2016	$430.2	$685.4	$1,115.6
During the fourth quarter of 2015, the results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results gave rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® and Sperry® trade name indefinite-lived intangible assets. The operating results for the first quarter of fiscal 2016 met the Company’s financial plan; however, if future operating results were to not meet its revenue and profitability projections, the Company may record a non-cash indefinite-lived intangible asset impairment charge in future periods. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $15.0 million and $586.8 million, respectively, as of March 26, 2016.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2017. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. This program reduced the Company's accounts receivable by $93.1 million, $77.6 million and $91.3 million as of March 26, 2016, January 2, 2016 and March 28, 2015, respectively. The Company sold a total of $158.7 million and $157.3 million of accounts receivable at their stated amounts, less a $0.4 million and $0.3 million fee charged by the financial institution, during the 12 weeks ended March 26, 2016 and March 28, 2015, respectively. The fee is recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	March 26, 2016	January 2, 2016	March 28, 2015
Term Loan A Facility, due July 13, 2020	$444.4	$444.4	$467.2
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Borrowings under revolving credit agreement	60.0	—	14.5
Capital lease obligation	0.6	0.6	0.6
Unamortized debt issuance costs	(9.7)	(10.2)	(12.4)
Total debt	$870.3	$809.8	$844.9
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.8 million, $3.8 million and $3.6 million as of March 26, 2016, January 2, 2016 and March 28, 2015, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At March 26, 2016, Term Loan A Facility had a weighted-average interest rate of 2.16%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of March 26, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $375.0 million of senior notes outstanding that may be traded in the public market (the “Public Bonds”) that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has various foreign revolving line of credit facilities with aggregate available borrowings of $7.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. There were no borrowings against these facilities for all periods presented.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.0 million for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in AOCI during the 12 weeks ended March 26, 2016 and March 28, 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swaps		Pension adjustments		Total
Balance of AOCI as of January 3, 2015	$(16.9)	$8.6		$0.4		$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(17.4)	7.1		(0.7)		—		(11.0)
Amounts reclassified from AOCI	—	(2.5)	(2)	—		4.8	(4)	2.3
Income tax expense (benefit)	—	0.7		—		(1.7)		(1.0)
Net reclassifications	—	(1.8)		—		3.1		1.3
Net current-period other comprehensive income (loss) (1)	(17.4)	5.3		(0.7)		3.1		(9.7)
Balance of AOCI as of March 28, 2015	$(34.3)	$13.9		$(0.3)		$(38.5)		$(59.2)

Balance of AOCI as of January 2, 2016	$(47.3)	$6.4		$(2.4)		$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	5.0	(1.9)		(4.2)		—		(1.1)
Amounts reclassified from AOCI	—	(1.8)	(2)	0.3	(3)	1.1	(4)	(0.4)
Income tax expense (benefit)	—	0.5		(0.1)		(0.3)		0.1
Net reclassifications	—	(1.3)		0.2		0.8		(0.3)
Net current-period other comprehensive income (loss) (1)	5.0	(3.2)		(4.0)		0.8		(1.4)
Balance of AOCI as of March 26, 2016	$(42.3)	$3.2		$(6.4)		$(12.0)		$(57.5)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	March 26, 2016	January 2, 2016	March 28, 2015
Carrying value	$809.7	$809.2	$829.8
Fair value	847.0	836.3	877.8
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 349 days, 349 days and 370 days, as of March 26, 2016, January 2, 2016 and March 28, 2015, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 26, 2016	January 2, 2016	March 28, 2015
Foreign exchange contracts:
Hedge contracts	$162.5	$192.6	$136.8
Non-hedge contracts	13.5	23.2	—
Interest rate swaps (1)	583.9	609.7	386.6

(1)	Includes a forward starting interest rate swap with a notional amount of $288.8 million, which has an effective date of October 17, 2016.

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 26, 2016	January 2, 2016	March 28, 2015
Financial assets:
Foreign exchange contracts - hedge	$2.3	$6.7	$10.4
Foreign exchange contracts - non-hedge	—	0.5	—
Interest rate swap	—	0.2	—
Financial liabilities:
Foreign exchange contracts - hedge	$1.4	$—	$—
Foreign exchange contracts - non-hedge	—	0.1	—
Interest rate swap	9.8	3.9	0.4
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 weeks ended March 26, 2016 or March 28, 2015. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

9.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $7.6 million and related income tax benefits of $2.6 million for grants under its stock-based compensation plans for the 12 weeks ended March 26, 2016. The Company recognized compensation expense of $6.7 million and related income tax benefits of $2.2 million for grants under its stock-based compensation plans for the 12 weeks ended March 28, 2015.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 12 weeks ended March 26, 2016 and March 28, 2015 was $3.27 and $6.30, respectively, with the following weighted average assumptions:

	12 Weeks Ended
	March 26, 2016	March 28, 2015
Expected market price volatility (1)	27.1%	28.8%
Risk-free interest rate (2)	1.0%	1.3%
Dividend yield (3)	1.4%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 2,090,153 and 1,746,536 shares of common stock in connection with new restricted stock grants made and the exercise of stock options during the 12 weeks ended March 26, 2016 and March 28, 2015, respectively. During the 12 weeks ended March 26, 2016 and March 28, 2015, the Company canceled 200,215 and 143,010 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company:

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015
Service cost pertaining to benefits earned during the period	$1.5	$2.1
Interest cost on projected benefit obligations	4.4	4.2
Expected return on pension assets	(4.6)	(4.7)
Net amortization loss	1.1	4.8
Net pension expense	$2.4	$6.4

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended March 26, 2016 and March 28, 2015 was 31.4% and 27.3%, respectively. The higher effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.
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
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011 in the majority of tax jurisdictions.

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
Minimum future royalty and advertising obligations for the fiscal periods subsequent to March 26, 2016 under the terms of certain licenses held by the Company are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Minimum royalties	$1.5	$1.8	$1.4	$1.5	$1.5	$—
Minimum advertising	3.9	3.2	3.3	3.4	3.5	7.4
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.5 million for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.7 million and $0.8 million for the 12 weeks ended March 26, 2016 and March 28, 2015, respectively.

13.	BUSINESS SEGMENTS
During the first quarter of fiscal 2016, the Company’s portfolio of brands was realigned into the following four operating segments, which the Company has determined to be reportable operating segments.

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear, Sebago® footwear and apparel and Cushe® footwear;

•	Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel;

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•	Wolverine Multi-Brand Group, consisting of Stride Rite® footwear and apparel and the Company's multi-brand consumer-direct businesses.
The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Reported revenue for the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party licensees and distributors; and revenue from the Company’s consumer-direct businesses.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and impairment costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.

Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated. All prior period amounts have been restated to reflect the new reportable operating segments.

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015
Revenue:
Wolverine Outdoor & Lifestyle Group	$217.7	$231.1
Wolverine Boston Group	209.1	234.3
Wolverine Heritage Group	71.8	81.4
Wolverine Multi-Brand Group	68.4	71.9
Other	10.6	12.7
Total	$577.6	$631.4
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$48.8	$54.7
Wolverine Boston Group	27.7	37.3
Wolverine Heritage Group	8.5	11.8
Wolverine Multi-Brand Group	(1.4)	(1.7)
Other	0.5	1.2
Corporate	(50.1)	(39.7)
Total	$34.0	$63.6

(In millions)	March 26, 2016	January 2, 2016	March 28, 2015
Total assets:
Wolverine Outdoor & Lifestyle Group	$494.7	$444.2	$485.2
Wolverine Boston Group	1,328.0	1,324.2	1,344.6
Wolverine Heritage Group	154.2	169.9	149.6
Wolverine Multi-Brand Group	188.2	204.3	208.3
Other	29.8	23.9	30.7
Corporate	229.7	267.9	209.7
Total	$2,424.6	$2,434.4	$2,428.1
Goodwill:
Wolverine Outdoor & Lifestyle Group	$129.7	$130.4	$130.7
Wolverine Boston Group	258.0	256.2	260.8
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	26.0	26.0	26.1
Total	$430.2	$429.1	$434.1

14.	RESTRUCTURING ACTIVITIES
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $49.5 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $43.0 million recorded in the restructuring and impairment costs (gain) line item as a component of operating expenses. Approximately $23.0 million represents non-cash charges. The Company expects annual pretax benefits of approximately $16.0 million as a result of the 2014 Plan. The Company closed 136 retail stores in connection with the 2014 Plan. The Company estimates the remaining restructuring reserve will be settled during the remainder of fiscal 2016.
The following is a summary of the activity during the 12 weeks ended March 26, 2016 and March 28, 2015, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring costs (gain)	0.7	—	(1.7)	(1.0)
Amounts paid	(1.1)	—	(2.4)	(3.5)
Balance at March 28, 2015	$0.6	$—	$2.4	$3.0

Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(1.4)	—	(3.8)	(5.2)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at March 26, 2016	$1.9	$—	$5.4	$7.3
Other Restructuring Activities
During the 12 weeks ended March 26, 2016, the Company recorded restructuring costs of $3.3 million in connection with certain organizational changes made during the first quarter of fiscal 2016. The costs associated with these restructuring activities were recorded within the Company’s Corporate category included in the restructuring and impairment costs (gain) line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income. The Company estimates another $4.5 million to $5.5 million of costs will be incurred during the remainder of fiscal 2016 to complete these organizational changes.
During the 12 weeks ended March 26, 2016, the Company recorded restructuring costs of $0.3 million in connection with the Company’s decision to wind-down operations of its Cushe® brand. The costs associated with these restructuring activities were recorded within the Company’s Corporate category included in the restructuring costs line item as a component of cost of goods sold in the consolidated condensed statements of operations and comprehensive income.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 26, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$650.6	$132.2	$(205.2)	$577.6
Cost of goods sold	1.5	469.0	64.6	(190.2)	344.9
Restructuring costs	0.3	3.6	—	—	3.9
Gross profit (loss)	(1.8)	178.0	67.6	(15.0)	228.8
Selling, general and administrative expenses	23.5	130.2	45.4	(15.0)	184.1
Restructuring and impairment costs	1.5	5.6	3.6	—	10.7
Operating profit (loss)	(26.8)	42.2	18.6	—	34.0
Other expenses:
Interest expense (income), net	8.7	(0.1)	(0.1)	—	8.5
Other expense (income), net	—	0.3	(0.4)	—	(0.1)
Total other expenses (income)	8.7	0.2	(0.5)	—	8.4
Earnings (loss) before income taxes	(35.5)	42.0	19.1	—	25.6
Income tax expense (benefit)	(13.3)	15.8	5.5	—	8.0
Earnings (loss) before equity in earnings of consolidated subsidiaries	(22.2)	26.2	13.6	—	17.6
Equity in earnings of consolidated subsidiaries	39.6	26.5	8.2	(74.3)	—
Net earnings	17.4	52.7	21.8	(74.3)	17.6
Less: net earnings attributable to noncontrolling interest	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$17.4	$52.7	$21.6	$(74.3)	$17.4

Comprehensive income	$15.7	$52.7	$23.3	$(75.8)	$15.9
Less: comprehensive loss attributable to noncontrolling interest	(0.3)	—	(0.1)	0.3	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$16.0	$52.7	$23.4	$(76.1)	$16.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$135.8	$947.7	$191.2	$(643.3)	$631.4
Cost of goods sold	98.5	811.0	89.3	(628.8)	370.0
Gross profit	37.3	136.7	101.9	(14.5)	261.4
Selling, general and administrative expenses	47.7	106.8	58.8	(14.5)	198.8
Restructuring costs (gain)	0.4	0.6	(2.0)	—	(1.0)
Operating profit (loss)	(10.8)	29.3	45.1	—	63.6
Other expenses:
Interest expense (income), net	9.5	0.1	(0.1)	—	9.5
Other expense (income), net	—	(1.2)	0.2	—	(1.0)
Total other expenses (income)	9.5	(1.1)	0.1	—	8.5
Earnings (loss) before income taxes	(20.3)	30.4	45.0	—	55.1
Income tax expense (benefit)	(7.9)	11.8	11.1	—	15.0
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(12.4)	18.6	33.9	—	40.1
Equity in earnings (loss) of consolidated subsidiaries	52.5	(39.4)	61.7	(74.8)	—
Net earnings (loss)	40.1	(20.8)	95.6	(74.8)	40.1
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$40.1	$(20.8)	$95.6	$(74.8)	$40.1

Comprehensive income (loss)	$30.4	$(20.8)	$83.3	$(62.7)	$30.2
Less: comprehensive income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$30.4	$(20.8)	$83.5	$(62.7)	$30.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 26, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16.2	$2.4	$139.6	$—	$158.2
Accounts receivable, net	3.3	221.5	101.2	—	326.0
Inventories:
Finished products, net	—	363.3	99.3	—	462.6
Raw materials and work-in-process, net	—	4.5	13.7	—	18.2
Total inventories	—	367.8	113.0	—	480.8
Prepaid expenses and other current assets	5.6	23.9	10.8	—	40.3
Total current assets	25.1	615.6	364.6	—	1,005.3
Property, plant and equipment:
Gross cost	191.2	218.1	31.2	—	440.5
Accumulated depreciation	(148.3)	(141.7)	(15.2)	—	(305.2)
Property, plant and equipment, net	42.9	76.4	16.0	—	135.3
Other assets:
Goodwill	2.7	353.7	73.8	—	430.2
Indefinite-lived intangibles	3.8	675.3	6.3	—	685.4
Amortizable intangibles, net	0.5	93.3	—	—	93.8
Deferred income taxes	—	—	3.0	—	3.0
Other	40.4	27.8	3.4	—	71.6
Intercompany accounts receivable	22.1	3,070.8	603.3	(3,696.2)	—
Investment in affiliates	3,509.1	882.8	996.6	(5,388.5)	—
Total other assets	3,578.6	5,103.7	1,686.4	(9,084.7)	1,284.0
Total assets	$3,646.6	$5,795.7	$2,067.0	$(9,084.7)	$2,424.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 26, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12.0	$68.4	$25.5	$—	$105.9
Accrued salaries and wages	7.1	6.7	4.3	—	18.1
Other accrued liabilities	42.1	44.1	36.9	—	123.1
Current maturities of long-term debt	16.9	—	—	—	16.9
Borrowings under revolving credit agreement	60.0	—	—	—	60.0
Total current liabilities	138.1	119.2	66.7	—	324.0
Long-term debt, less current maturities	792.8	0.6	—	—	793.4
Accrued pension liabilities	92.0	18.2	—	—	110.2
Deferred income taxes	(74.6)	249.8	2.2	—	177.4
Other liabilities	23.0	13.5	2.0	—	38.5
Intercompany accounts payable	1,700.9	1,486.0	509.3	(3,696.2)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	974.4	3,908.4	1,480.1	(5,388.5)	974.4
Noncontrolling interest	—	—	6.7	—	6.7
Total stockholders’ equity	974.4	3,908.4	1,486.8	(5,388.5)	981.1
Total liabilities and stockholders’ equity	$3,646.6	$5,795.7	$2,067.0	$(9,084.7)	$2,424.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 2, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27.2	$2.6	$164.3	$—	$194.1
Accounts receivable, net	84.8	105.8	108.3	—	298.9
Inventories:
Finished products, net	(0.8)	371.7	77.1	—	448.0
Raw materials and work-in-process, net	0.8	1.8	16.0	—	18.6
Total inventories	—	373.5	93.1	—	466.6
Prepaid expenses and other current assets	10.7	24.9	18.6	—	54.2
Total current assets	122.7	506.8	384.3	—	1,013.8
Property, plant and equipment:
Gross cost	228.4	170.5	32.6	—	431.5
Accumulated depreciation	(178.1)	(103.6)	(18.2)	—	(299.9)
Property, plant and equipment, net	50.3	66.9	14.4	—	131.6
Other assets:
Goodwill	2.7	353.3	73.1	—	429.1
Indefinite-lived intangibles	3.8	675.3	6.3	—	685.4
Amortizable intangibles, net	0.6	96.7	—	—	97.3
Deferred income taxes	—	—	3.7	—	3.7
Other	54.1	15.6	3.8	—	73.5
Intercompany accounts receivable	19.8	3,002.0	583.9	(3,605.7)	—
Investment in affiliates	3,388.4	854.0	949.4	(5,191.8)	—
Total other assets	3,469.4	4,996.9	1,620.2	(8,797.5)	1,289.0
Total assets	$3,642.4	$5,570.6	$2,018.9	$(8,797.5)	$2,434.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of January 2, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.3	$98.7	$63.7	$—	$199.7
Accrued salaries and wages	17.2	4.3	7.0	—	28.5
Other accrued liabilities	42.6	35.6	30.0	—	108.2
Current maturities of long-term debt	16.9	—	—	—	16.9
Total current liabilities	114.0	138.6	100.7	—	353.3
Long-term debt, less current maturities	792.3	0.6	—	—	792.9
Accrued pension liabilities	91.2	18.4	—	—	109.6
Deferred income taxes	(75.2)	249.8	4.0	—	178.6
Other liabilities	17.0	11.2	2.1	—	30.3
Intercompany accounts payable	1,739.4	1,360.0	506.3	(3,605.7)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	963.7	3,792.0	1,399.8	(5,191.8)	963.7
Noncontrolling interest	—	—	6.0	—	6.0
Total stockholders’ equity	963.7	3,792.0	1,405.8	(5,191.8)	969.7
Total liabilities and stockholders’ equity	$3,642.4	$5,570.6	$2,018.9	$(8,797.5)	$2,434.4

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109.9	$(87.8)	$99.2	$—	$121.3
Accounts receivable, net	15.6	204.0	137.6	—	357.2
Inventories:
Finished products, net	65.5	256.5	82.3	—	404.3
Raw materials and work-in-process, net	0.7	1.2	13.6	—	15.5
Total inventories	66.2	257.7	95.9	—	419.8
Deferred income taxes	12.8	14.0	1.1	—	27.9
Prepaid expenses and other current assets	45.2	(0.5)	17.2	—	61.9
Total current assets	249.7	387.4	351.0	—	988.1
Property, plant and equipment:
Gross cost	234.6	152.8	32.9	—	420.3
Accumulated depreciation	(185.8)	(76.7)	(22.5)	—	(285.0)
Property, plant and equipment, net	48.8	76.1	10.4	—	135.3
Other assets:
Goodwill	7.8	353.0	73.3	—	434.1
Indefinite-lived intangibles	4.3	674.9	11.3	—	690.5
Amortizable intangibles, net	0.5	108.1	0.1	—	108.7
Deferred income taxes	—	—	2.7	—	2.7
Other	53.3	12.0	3.4	—	68.7
Intercompany accounts receivable	22.1	2,433.4	501.4	(2,956.9)	—
Investment in affiliates	3,193.1	961.3	1,045.5	(5,199.9)	—
Total other assets	3,281.1	4,542.7	1,637.7	(8,156.8)	1,304.7
Total assets	$3,579.6	$5,006.2	$1,999.1	$(8,156.8)	$2,428.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of March 28, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.4	$35.7	$36.3	$—	$96.4
Accrued salaries and wages	9.3	4.9	3.9	—	18.1
Other accrued liabilities	36.4	44.7	40.2	—	121.3
Current maturities of long-term debt	42.0	—	—	—	42.0
Borrowings under revolving credit agreement	14.5	—	—	—	14.5
Total current liabilities	126.6	85.3	80.4	—	292.3
Long-term debt, less current maturities	787.8	0.6	—	—	788.4
Accrued pension liabilities	107.9	21.2	—	—	129.1
Deferred income taxes	(57.5)	274.7	2.8	—	220.0
Other liabilities	13.9	10.4	2.6	—	26.9
Intercompany accounts payable	1,633.8	856.5	466.6	(2,956.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	967.1	3,757.5	1,442.4	(5,199.9)	967.1
Noncontrolling interest	—	—	4.3	—	4.3
Total stockholders’ equity	967.1	3,757.5	1,446.7	(5,199.9)	971.4
Total liabilities and stockholders’ equity	$3,579.6	$5,006.2	$1,999.1	$(8,156.8)	$2,428.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 12 Weeks Ended March 26, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(59.0)	$4.6	$(24.5)	$—	$(78.9)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3.1)	(4.8)	(2.0)		(9.9)
Other	(0.6)	—	—	—	(0.6)
Net cash used in investing activities	(3.7)	(4.8)	(2.0)	—	(10.5)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	60.0	—	—	—	60.0
Cash dividends paid	(6.0)	—	—	—	(6.0)
Purchase of common stock for treasury	(0.1)	—	—	—	(0.1)
Purchases of shares under employee stock plans	(4.2)	—	—	—	(4.2)
Proceeds from the exercise of stock options	1.9	—	—	—	1.9
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Contributions from noncontrolling interests	—	—	0.8	—	0.8
Net cash provided by financing activities	51.7	—	0.8	—	52.5
Effect of foreign exchange rate changes	—	—	1.0	—	1.0
Decrease in cash and cash equivalents	(11.0)	(0.2)	(24.7)	—	(35.9)
Cash and cash equivalents at beginning of the year	27.2	2.6	164.3	—	194.1
Cash and cash equivalents at end of the period	$16.2	$2.4	$139.6	$—	$158.2

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
The Company’s brands are marketed in approximately 200 countries and territories at March 26, 2016, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 26, 2016, the Company operated 359 retail stores in the United States and Canada and 61 consumer-direct websites.
2016 FINANCIAL OVERVIEW

•
Revenue was $577.6 million for the first quarter of fiscal 2016, representing a decline of 8.5% versus the first quarter of fiscal 2015. The change in revenue reflected a 5.8% decline from the Outdoor & Lifestyle Group, a 10.8% decline from the Boston Group, a 11.8% decline from the Heritage Group and a 4.9% decline from the Multi-Brand Group. Revenues were negatively impacted by lower demand, unfavorable foreign exchange rates, the closure of Company retail stores and the exit of the Cushe® business.

•	Gross margin declined 180 basis points to 39.6% in the first quarter of fiscal 2016 due primarily to unfavorable foreign currency and higher restructuring costs.

•
Operating margin decreased 420 basis points to 5.9% for the first quarter of fiscal 2016, primarily driven by lower revenues, higher restructuring and impairment costs and the impact of lower gross margin.

•
The effective tax rate in the first quarter of fiscal 2016 was 31.4% compared to 27.3% in the first quarter of fiscal 2015. The higher effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.

•	Diluted earnings per share for the first quarter of fiscal 2016 were $0.18 compared to $0.39 per share for the first quarter of fiscal 2015.

•	The Company repurchased 200,000 shares during the first quarter of fiscal 2016 at an average price of $17.78 per share.

•	The Company declared cash dividends of $0.06 per share in both the first quarter of fiscal 2016 and fiscal 2015.

The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
RESULTS OF OPERATIONS

	12 Weeks Ended
(In millions, except per share data)	March 26, 2016	March 28, 2015	Percent Change
Revenue	$577.6	$631.4	(8.5)%
Cost of goods sold	344.9	370.0	(6.8)
Restructuring costs	3.9	—	—
Gross profit	228.8	261.4	(12.5)
Selling, general and administrative expenses	184.1	198.8	(7.4)
Restructuring and impairment costs (gain)	10.7	(1.0)	1,170.0
Operating profit	34.0	63.6	(46.5)
Interest expense, net	8.5	9.5	(10.5)
Other income, net	(0.1)	(1.0)	90.0
Earnings before income taxes	25.6	55.1	(53.5)
Income tax expense	8.0	15.0	(46.7)
Net earnings	17.6	40.1	(56.1)
Less: net earnings attributable to noncontrolling interest	0.2	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$17.4	$40.1	(56.6)%

Diluted earnings per share	$0.18	$0.39	(53.8)%
REVENUE
Revenue was $577.6 million for the first quarter of fiscal 2016, a decrease of 8.5% from the first quarter of fiscal 2015. The change in revenue reflected a 5.8% decline from the Outdoor & Lifestyle Group, a 10.8% decline from the Boston Group, a 11.8% decline from the Heritage Group and a 4.9% decline from the Multi-Brand Group. Revenue growth was negatively impacted by the closure of retail stores associated with the realignment of the Company’s consumer-direct operations ($3.9 million) and the exit of the Cushe® business ($2.4 million). Changes in foreign exchange rates decreased reported revenues by approximately $6.3 million for the first quarter of fiscal 2016.
GROSS MARGIN
Gross margin was 39.6% in the first quarter of fiscal 2016 compared to 41.4% in the first quarter of fiscal 2015. The decline in gross margin percentage was driven by unfavorable foreign currency (130 basis points), higher restructuring costs (70 basis points) and unfavorable product mix (100 basis points), which were partially offset by selling price increases and product cost reductions.
OPERATING EXPENSES
Operating expenses decreased $3.0 million, from $197.8 million in the first quarter of fiscal 2015 to $194.8 million in the first quarter of fiscal 2016. The decrease was driven by lower advertising expenses ($5.0 million), lower pension expense ($4.0 million), lower retail store operating costs ($3.4 million) and the impact from changes in foreign exchange rates ($2.0 million), which were partially offset by $11.7 million of incremental restructuring and impairment expenses.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.5 million in the first quarter of fiscal 2016 compared to $9.5 million in the first quarter of fiscal 2015. The decrease was primarily driven by lower average principal balances on the Company’s outstanding debt and lower interest rates.
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
The Company’s effective tax rate was 31.4% in the first quarter of fiscal 2016, compared to 27.3% in the first quarter of fiscal 2015. The higher effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.
REPORTABLE OPERATING SEGMENTS
During the first quarter of fiscal 2016, the Company’s portfolio of brands was realigned into the following four operating segments, which the Company has determined to be reportable operating segments.

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear, Sebago® footwear and apparel and Cushe® footwear;

•	Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel;

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•	Wolverine Multi-Brand Group, consisting of Stride Rite® footwear and apparel and the Company's multi-brand consumer-direct businesses.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and impairment costs.
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015	Change	Percent Change
Revenue:
Wolverine Outdoor & Lifestyle Group	$217.7	$231.1	$(13.4)	(5.8)%
Wolverine Boston Group	209.1	234.3	(25.2)	(10.8)
Wolverine Heritage Group	71.8	81.4	(9.6)	(11.8)
Wolverine Multi-Brand Group	68.4	71.9	(3.5)	(4.9)
Other	10.6	12.7	(2.1)	(16.5)
Total	$577.6	$631.4	$(53.8)	(8.5)%

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015	Change	Percent Change
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$48.8	$54.7	$(5.9)	(10.8)%
Wolverine Boston Group	27.7	37.3	(9.6)	(25.7)
Wolverine Heritage Group	8.5	11.8	(3.3)	(28.0)
Wolverine Multi-Brand Group	(1.4)	(1.7)	0.3	17.6
Other	0.5	1.2	(0.7)	(58.3)
Corporate	(50.1)	(39.7)	(10.4)	(26.2)
Total	$34.0	$63.6	$(29.6)	(46.5)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $13.4 million, or 5.8%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Changes in foreign exchange rates decreased first quarter of fiscal 2016 revenues by approximately $4.3 million. The reported revenue decrease was driven by a low twenties decrease for Cat® footwear, a mid single-digit revenue decline for Merrell® and the revenue decline from exiting the Cushe® business ($2.4 million), which were partially offset by a high twenties revenue increase for the Chaco® brand due to strong demand. The Cat® footwear decrease was due to lower demand within the U.S. driven by high retailer inventories, economic challenges in Russia, a distributor bankruptcy in Europe and changes in foreign exchange rates. The Merrell® decrease was due to shipping delays in Canada, the transition of the China business to a joint venture, the strategic decision to exit the wholesale channel for apparel and changes in foreign exchange rates, partially offset by higher consumer-direct revenue due to a low thirties growth rate for eCommerce and ten new retail stores.
The Outdoor & Lifestyle Group’s operating profit decreased $5.9 million, or 10.8%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease was driven by the revenue decreases for Merrell® and Cat® footwear and unfavorable foreign currency forward contracts, which were partially offset by higher operating profit for Chaco® due to higher revenues and higher gross margins from product costing improvements.
Wolverine Boston Group
The Boston Group’s revenue decreased $25.2 million, or 10.8%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Changes in foreign exchange rates reduced first quarter of fiscal 2016 revenues by approximately $1.4 million. The reported revenue decrease included a mid-teens revenue decline for Sperry® and a high single-digit decline for the Saucony® brand. The Sperry® decrease was due to lower demand for its boat shoe and casual products. The Saucony® decrease was attributable to lower shipments within the U.S. due to higher inventories at key customers, shipping delays in Canada and changes in foreign exchange rates.
The Boston Group’s operating profit decreased $9.6 million, or 25.7%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due primarily to lower revenues for Sperry® and Saucony® along with lower gross margins for Saucony® due to unfavorable foreign currency contracts.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $9.6 million, or 11.8%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The reported revenue decrease included a low teens revenue decline for Wolverine® and Bates®. The revenue decreases for both brands were attributable to lower demand within the U.S. due to higher inventories at key customers. In addition, Wolverine® was negatively impacted by softness in the oil industry.
The Heritage Group’s operating profit decreased $3.3 million, or 28.0%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to the revenue declines.
Wolverine Multi-Brand Group
The Multi-Brand Group revenue decreased $3.5 million, or 4.9%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to store closures.
The Multi-Brand Group’s operating profit increased $0.3 million, or 17.6%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.
Other
The Other category’s revenues decreased $2.1 million, or 16.5%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease was primarily due to decreased demand within the performance leathers business.
The Other category’s operating profit decreased $0.7 million, or 58.3%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.
Corporate
Corporate expenses were $50.1 million in the first quarter of fiscal 2016 compared to $39.7 million in the first quarter of fiscal 2015. The $10.4 million increase was driven by $15.6 million of higher restructuring and impairment costs, partially offset by $4.0 million of lower pension expense.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 26, 2016	January 2, 2016	March 28, 2015
Cash and cash equivalents	$158.2	$194.1	$121.3
Debt (1)	870.3	809.8	844.9
Available Revolving Credit Facility (2)	436.2	496.2	181.9

(1)	Amounts include long-term debt less unamortized debt issuance costs, borrowings under the Revolving Credit Facility and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	12 Weeks Ended
(In millions)	March 26, 2016	March 28, 2015
Net cash used in operating activities	$(78.9)	$(43.0)
Net cash used in investing activities	(10.5)	(7.1)
Net cash provided by (used in) financing activities	52.5	(47.8)
Additions to property, plant and equipment	9.9	6.4
Depreciation and amortization	9.8	10.9
Liquidity
Cash and cash equivalents of $158.2 million as of March 26, 2016 were $36.9 million higher compared to March 28, 2015. The Company had $436.2 million of borrowing capacity available under the Revolving Credit Facility as of March 26, 2016. Cash and cash equivalents located in foreign jurisdictions totaled $139.5 million as of March 26, 2016. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first quarter of fiscal 2016, an increase in net working capital represented a use of cash of $121.0 million. Working capital balances were impacted by increases in accounts receivable and inventories of $25.2 million and $15.7 million, respectively. Accounts payable drove a use of cash of $94.1 million, which was partially offset by a decrease in other operating assets of $12.5 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $9.9 million in the first quarter of fiscal 2016 compared to $6.4 million in the first quarter of fiscal 2015. The majority of the capital expenditures in the first quarter of fiscal 2016 and fiscal 2015 were for information system enhancements, building improvements and new retail store openings.
Financing Activities
As of March 26, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at March 26, 2016 totaled $870.3 million compared to $809.8 million at January 2, 2016. The increase was due to net revolving credit facility borrowings reflecting the seasonality of the Company’s business.
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company repurchased $3.6 million of shares during the first quarter of fiscal 2016. The Company repurchased $92.6 million of shares during fiscal 2015. The Company did not repurchase any shares in the open market in fiscal 2014 pursuant to this stock repurchase program. The Company also acquired $4.2 million of shares in the first quarter of fiscal 2016 in connection with employee transactions related to stock incentive plans.

The Company declared cash dividends of $0.06 per share, or $5.9 million and $6.0 million, for the first quarter of fiscal 2016 and fiscal 2015, respectively. The 2016 dividend is payable on May 2, 2016 to shareholders of record on April 1, 2016.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its 2015 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
Under the provisions of FASB ASC 815, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in AOCI until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At March 26, 2016 and March 28, 2015, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $162.5 million and $136.8 million, respectively, with maturities ranging up to 349 and 370 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At March 26, 2016, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $5.0 million from their value at January 2, 2016. At March 28, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $17.4 million from their value at January 3, 2015.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of March 26, 2016, the Company had $60 million of borrowings and outstanding letters of credit of $3.8 million under the Revolving Credit Facility. The Company’s total variable-rate debt was $504.4 million at March 26, 2016 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $295.1 million to fixed-rate debt.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of fiscal 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 3, 2016 to January 30, 2016)
Common Stock Repurchase Program(1)	—	—	—	$107,408,198
Employee Transactions(2)	508	$17.13	—
Period 2 (January 31, 2016 to February 27, 2016)
Common Stock Repurchase Program(1)	—	—	—	$107,408,198
Employee Transactions(2)	261,537	$16.55	—
Period 3 (February 28, 2016 to March 26, 2016)
Common Stock Repurchase Program(1)	200,000	$17.78	200,000	$103,851,315
Employee Transactions(2)	317	19.07	—
Total for Quarter Ended March 26, 2016
Common Stock Repurchase Program(1)	200,000	$17.78	200,000	$103,851,315
Employee Transactions(2)	262,362	16.55	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 12, 2014. This program authorizes the repurchase of up to $200 million of common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement.

(2)
Employee transactions include: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares and units withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares and units. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

ITEM 6.	Exhibits
Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 4, 2016	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 4, 2016	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.