Form 10-Q
period 2016-06-18
WOLVERINE WORLD WIDE INC /DE/
filed 2016-07-27
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second twelve week accounting period ended June 18, 2016
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
Yes ☐    No  ☒
There were 99,444,918 shares of common stock, $1 par value, outstanding as of July 15, 2016.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
(In millions, except per share data)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Revenue	$583.7	$630.1	$1,161.3	$1,261.5
Cost of goods sold	357.1	383.7	702.0	753.7
Restructuring costs	—	—	3.9	—
Gross profit	226.6	246.4	455.4	507.8
Selling, general and administrative expenses	183.0	195.1	367.1	393.9
Restructuring and impairment costs	1.8	3.7	12.5	2.7
Operating profit	41.8	47.6	75.8	111.2
Other expenses:
Interest expense, net	7.8	9.0	16.3	18.5
Other expense, net	1.1	1.8	1.0	0.8
Total other expenses	8.9	10.8	17.3	19.3
Earnings before income taxes	32.9	36.8	58.5	91.9
Income tax expense	8.8	11.6	16.8	26.6
Net earnings	24.1	25.2	41.7	65.3
Less: net earnings (loss) attributable to noncontrolling interest	0.1	(0.1)	0.3	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$25.3	$41.4	$65.4

Net earnings per share (see Note 3):
Basic	$0.25	$0.25	$0.42	$0.65
Diluted	$0.24	$0.24	$0.42	$0.63

Comprehensive income	$24.2	$28.4	$40.1	$58.6
Less: comprehensive loss attributable to noncontrolling interest	—	(0.2)	(0.1)	(0.4)
Comprehensive income attributable to Wolverine World Wide, Inc.	$24.2	$28.6	$40.2	$59.0

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 18, 2016	January 2, 2016	June 20, 2015
ASSETS
Current assets:
Cash and cash equivalents	$221.7	$194.1	$220.7
Accounts receivable, less allowances:
June 18, 2016 – $43.9
January 2, 2016 – $44.4
June 20, 2015 – $41.3	312.6	298.9	355.3
Inventories:
Finished products, net	421.8	448.0	439.2
Raw materials and work-in-process, net	17.5	18.6	13.0
Total inventories	439.3	466.6	452.2
Deferred income taxes	—	—	28.2
Prepaid expenses and other current assets	46.9	54.2	51.6
Total current assets	1,020.5	1,013.8	1,108.0
Property, plant and equipment:
Gross cost	454.6	431.5	429.3
Accumulated depreciation	(305.3)	(299.9)	(292.0)
Property, plant and equipment, net	149.3	131.6	137.3
Other assets:
Goodwill	431.9	429.1	436.5
Indefinite-lived intangibles	685.4	685.4	687.9
Amortizable intangibles, net	90.5	97.3	105.3
Deferred income taxes	4.1	3.7	2.9
Other	71.8	73.5	65.1
Total other assets	1,283.7	1,289.0	1,297.7
Total assets	$2,453.5	$2,434.4	$2,543.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	June 18, 2016	January 2, 2016	June 20, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172.9	$199.7	$202.1
Accrued salaries and wages	26.5	28.5	26.8
Other accrued liabilities	111.9	108.2	116.9
Current maturities of long-term debt	19.7	16.9	45.2
Total current liabilities	331.0	353.3	391.0
Long-term debt, less current maturities	788.3	792.9	776.3
Accrued pension liabilities	110.9	109.6	130.3
Deferred income taxes	175.0	178.6	219.3
Other liabilities	46.3	30.3	27.3
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
June 18, 2016 – 105,468,293 shares
January 2, 2016 – 103,915,928 shares
June 20, 2015 – 103,987,155 shares	105.5	103.9	104.0
Additional paid-in capital	86.5	75.9	65.6
Retained earnings	980.5	950.8	905.5
Accumulated other comprehensive loss	(57.3)	(56.1)	(55.9)
Cost of shares in treasury:
June 18, 2016 – 6,016,471 shares
January 2, 2016 – 5,457,726 shares
June 20, 2015 – 861,374 shares	(120.4)	(110.8)	(24.5)
Total Wolverine World Wide, Inc. stockholders’ equity	994.8	963.7	994.7
Noncontrolling interest	7.2	6.0	4.1
Total stockholders’ equity	1,002.0	969.7	998.8
Total liabilities and stockholders’ equity	$2,453.5	$2,434.4	$2,543.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015
OPERATING ACTIVITIES
Net earnings	$41.7	$65.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20.3	21.7
Deferred income taxes	(1.6)	(0.1)
Stock-based compensation expense	11.5	14.1
Excess tax benefits from stock-based compensation	(0.1)	(3.8)
Pension contribution	(0.2)	—
Pension and SERP expense	4.8	12.9
Restructuring and impairment costs	16.4	2.7
Cash payments related to restructuring costs	(9.3)	(4.6)
Other	(6.8)	(2.3)
Changes in operating assets and liabilities:
Accounts receivable	(12.9)	(44.4)
Inventories	27.2	(42.2)
Other operating assets	5.8	16.7
Accounts payable	(30.0)	53.3
Other operating liabilities	6.0	5.6
Net cash provided by operating activities	72.8	94.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(28.2)	(15.8)
Investment in joint venture	(0.5)	—
Other	2.7	3.2
Net cash used in investing activities	(26.0)	(12.6)
FINANCING ACTIVITIES
Payments on long-term debt	(2.8)	(67.7)
Cash dividends paid	(11.8)	(12.3)
Purchase of common stock for treasury	(6.0)	(5.9)
Purchases of shares under employee stock plans	(4.3)	(7.5)
Proceeds from the exercise of stock options	2.2	8.5
Excess tax benefits from stock-based compensation	0.1	3.8
Contributions from noncontrolling interests	1.3	—
Net cash used in financing activities	(21.3)	(81.1)
Effect of foreign exchange rate changes	2.1	(4.3)
Increase (decrease) in cash and cash equivalents	27.6	(3.1)
Cash and cash equivalents at beginning of the year	194.1	223.8
Cash and cash equivalents at end of the period	$221.7	$220.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 18, 2016 and June 20, 2015
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading global designer, manufacturer and marketer of footwear, apparel and accessories. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Sperry®, Stride Rite® and Wolverine®. Third-party distributors, licensees and joint ventures extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division that markets both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
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
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) that have been adopted by the Company during fiscal 2016. The following is a summary of the effect of adoption of these new standards.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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
Did not have, nor does the Company believe it will have, a material impact on its existing stock-based compensation plans.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
Requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
Did not have a significant impact on its quarterly reporting process.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. Allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. Does not affect the recognition and measurement guidance for debt issuance costs.

Resulted in the reclassification of $10.2 million and $11.6 million of deferred financing costs associated with the Company’s long-term debt from deferred financing costs to long-term debt as of January 2, 2016 and June 20, 2015, respectively. In accordance with ASU 2015-15, the Company elected to continue to present its debt issuance costs related to its revolving line of credit as an asset. Due to the adoption of this standard, these deferred financing costs are included in other noncurrent assets. The prior period disclosures have been restated to conform to the current year presentation. The new standards did not affect the Company’s results of operations or cash flows.

The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of the planned adoption period and anticipated impact of adopting these new standards.

Standard	Description	Planned Period of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-04, 2016-08, 2016-10 and 2016-12)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
		Q1 2018	The Company is evaluating the impacts of the new standards on its existing revenue recognition policies and procedures.
ASU 2015-11, Simplifying the Measurement of Inventory	Requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out.	Q1 2017	The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements.
		Q1 2018	The Company is evaluating the impacts of the new standard on its consolidated financial statements.

Standard	Description	Planned Period of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases
The core principle is that a lessee shall recognize a lease asset and lease liability in its statement of financial position. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.
		Q1 2019	The Company is evaluating the impacts of the new standard on its existing leases.
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
Clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge accounting criteria continue to be met.
		Q1 2017	The Company is evaluating the impacts of the new standard on its accounting for derivatives.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
Seeks to provide simplification to issues of share-based payment awards in relation to income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.
		Q1 2017	The Company is evaluating the impacts of the new standard on its share-based payment accounting.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
Seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
		Q1 2020	The Company is evaluating the impacts of the new standard on its existing financial instruments, including trade receivables.

3.	EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended		24 Weeks Ended
(In millions, except per share data)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$25.3	$41.4	$65.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(0.4)	(0.9)	(1.2)
Net earnings used in calculating basic earnings per share	23.5	24.9	40.5	64.2
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	—	0.1
Net earnings used in calculating diluted earnings per share	$23.5	$24.9	$40.5	$64.3
Denominator:
Weighted average shares outstanding	99.5	103.2	99.4	102.8
Adjustment for non-vested restricted common stock	(4.0)	(3.4)	(3.8)	(3.4)
Shares used in calculating basic earnings per share	95.5	99.8	95.6	99.4
Effect of dilutive stock options	0.6	1.8	0.5	1.9
Shares used in calculating diluted earnings per share	96.1	101.6	96.1	101.3
Net earnings per share:
Basic	$0.25	$0.25	$0.42	$0.65
Diluted	$0.24	$0.24	$0.42	$0.63
For the 12 and 24 weeks ended June 18, 2016, options relating to 5,587,283 and 5,717,179 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

For the 12 and 24 weeks ended June 20, 2015, options relating to 1,637,793 and 1,382,502 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment	—	(2.6)	(2.6)
Foreign currency translation effects	(2.3)	—	(2.3)
Balance at June 20, 2015	$436.5	$687.9	$1,124.4

Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Foreign currency translation effects	2.8	—	2.8
Balance at June 18, 2016	$431.9	$685.4	$1,117.3
During the fourth quarter of 2015, the results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results gave rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® and Sperry® trade name indefinite-lived intangible assets. The operating results for the first half of fiscal 2016 met the Company’s financial plan; however, if future operating results were to not meet its revenue and profitability projections, the Company may record a non-cash indefinite-lived intangible asset impairment charge in future periods. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $15.0 million and $586.8 million, respectively, as of June 18, 2016.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2017. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Accounts receivable sold	$140.2	$156.8	$298.9	$314.1
Fees charged	0.4	0.4	0.8	0.7
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $76.5 million, $77.6 million and $82.6 million as of June 18, 2016, January 2, 2016 and June 20, 2015, respectively.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	June 18, 2016	January 2, 2016	June 20, 2015
Term Loan A Facility, due July 13, 2020	$441.5	$444.4	$457.5
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Capital lease obligation	0.6	0.6	0.6
Unamortized debt issuance costs	(9.1)	(10.2)	(11.6)
Total debt	$808.0	$809.8	$821.5
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.6 million, $3.8 million and $3.6 million as of June 18, 2016, January 2, 2016 and June 20, 2015, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under the Term Loan A Facility and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At June 18, 2016, Term Loan A Facility had a weighted-average interest rate of 2.27%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of June 18, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
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
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.4 million for the 12 and 24 weeks ended June 18, 2016, respectively. The Company included in interest expense the amortization of deferred financing costs of $1.0 million and $2.0 million for the 12 and 24 weeks ended June 20, 2015, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in AOCI during the 12 weeks ended June 18, 2016 and June 20, 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swaps		Pension adjustments		Total
Balance of AOCI as of March 28, 2015	$(34.3)	$13.9		$(0.3)		$(38.5)		$(59.2)
Other comprehensive income (loss) before reclassifications (1)	8.2	(4.6)		—		—		3.6
Amounts reclassified from AOCI	—	(4.9)	(2)	—		4.9	(4)	—
Income tax expense (benefit)	—	1.5		—		(1.8)		(0.3)
Net reclassifications	—	(3.4)		—		3.1		(0.3)
Net current-period other comprehensive income (loss) (1)	8.2	(8.0)		—		3.1		3.3
Balance of AOCI as of June 20, 2015	$(26.1)	$5.9		$(0.3)		$(35.4)		$(55.9)

Balance of AOCI as of March 26, 2016	$(42.3)	$3.2		$(6.4)		$(12.0)		$(57.5)
Other comprehensive income (loss) before reclassifications (1)	5.3	(1.4)		(2.5)		—		1.4
Amounts reclassified from AOCI	—	(2.9)	(2)	0.2	(3)	1.2	(4)	(1.5)
Income tax expense (benefit)	—	0.9		(0.1)		(0.5)		0.3
Net reclassifications	—	(2.0)		0.1		0.7		(1.2)
Net current-period other comprehensive income (loss) (1)	5.3	(3.4)		(2.4)		0.7		0.2
Balance of AOCI as of June 18, 2016	$(37.0)	$(0.2)		$(8.8)		$(11.3)		$(57.3)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.
The change in AOCI during the 24 weeks ended June 18, 2016 and June 20, 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of AOCI as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(9.2)	2.5		(0.7)	—		(7.4)
Amounts reclassified from AOCI	—	(7.4)	(2)	—	9.7	(3)	2.3
Income tax expense (benefit)	—	2.2		—	(3.5)		(1.3)
Net reclassifications	—	(5.2)		—	6.2		1.0
Net current-period other comprehensive income (loss) (1)	(9.2)	(2.7)		(0.7)	6.2		(6.4)
Balance of AOCI as of June 20, 2015	$(26.1)	$5.9		$(0.3)	$(35.4)		$(55.9)

Balance of AOCI as of January 2, 2016	$(47.3)	$6.4		$(2.4)	$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	10.3	(3.3)		(6.7)	—		0.3
Amounts reclassified from AOCI	—	(4.7)	(2)	0.5	2.3	(3)	(1.9)
Income tax expense (benefit)	—	1.4		(0.2)	(0.8)		0.4
Net reclassifications	—	(3.3)		0.3	1.5		(1.5)
Net current-period other comprehensive income (loss) (1)	10.3	(6.6)		(6.4)	1.5		(1.2)
Balance of AOCI as of June 18, 2016	$(37.0)	$(0.2)		$(8.8)	$(11.3)		$(57.3)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	June 18, 2016	January 2, 2016	June 20, 2015
Carrying value	$807.4	$809.2	$820.9
Fair value	849.3	836.3	863.1
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 363 days, 349 days and 356 days, as of June 18, 2016, January 2, 2016 and June 20, 2015, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	June 18, 2016	January 2, 2016	June 20, 2015
Foreign exchange contracts:
Hedge contracts	$193.1	$192.6	$202.6
Non-hedge contracts	15.0	23.2	—
Interest rate swaps (1)	556.3	609.7	364.7

(1)	Includes a forward starting interest rate swap with a notional amount of $288.8 million, which has an effective date of October 17, 2016.
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 18, 2016	January 2, 2016	June 20, 2015
Financial assets:
Foreign exchange contracts - hedge	$1.2	$6.7	$2.4
Foreign exchange contracts - non-hedge	—	0.5	—
Interest rate swaps	—	0.2	—
Financial liabilities:
Foreign exchange contracts - hedge	$3.1	$—	$2.0
Foreign exchange contracts - non-hedge	0.1	0.1	—
Interest rate swaps	13.6	3.9	0.4
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 or 24 weeks ended June 18, 2016 and June 20, 2015. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
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
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3.9 million and $11.5 million, and related income tax benefits of $1.3 million and $3.9 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 18, 2016, respectively. The Company recognized compensation expense of $7.4 million and $14.1 million, and related income tax benefits of $2.5 million and $4.7 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 20, 2015.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 24 weeks ended June 18, 2016 and June 20, 2015 was $3.32 and $6.37, respectively, with the following weighted average assumptions:

	24 Weeks Ended
	June 18, 2016	June 20, 2015
Expected market price volatility (1)	27.1%	28.8%
Risk-free interest rate (2)	1.0%	1.3%
Dividend yield (3)	1.4%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 54,004 and 191,470 shares of common stock in connection with new restricted stock grants and the exercise of stock options during the 12 weeks ended June 18, 2016 and June 20, 2015, respectively. During the 12 weeks ended June 18, 2016 and June 20, 2015, the Company canceled 153,539 and 60,991 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 2,144,157 and 1,938,006 shares of common stock in connection with new restricted stock grants and the exercise of stock options during the 24 weeks ended June 18, 2016 and June 20, 2015, respectively. During the 24 weeks ended June 18, 2016 and June 20, 2015, the Company canceled 591,792 and 204,001 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company.

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Service cost pertaining to benefits earned during the period	$1.5	$2.1	$3.0	$4.2
Interest cost on projected benefit obligations	4.4	4.3	8.8	8.5
Expected return on pension assets	(4.7)	(4.8)	(9.3)	(9.5)
Net amortization loss	1.2	4.9	2.3	9.7
Net pension expense	$2.4	$6.5	$4.8	$12.9

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended June 18, 2016 and June 20, 2015 was 26.7% and 31.4%, respectively. For the 24 weeks ended June 18, 2016 and June 20, 2015, the Company’s effective tax rate was 28.8% and 28.9%, respectively. The lower effective tax rate in the current year periods reflects a shift in income between tax jurisdictions with differing tax rates.
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

Minimum future royalty and advertising obligations for the fiscal periods subsequent to June 18, 2016 under the terms of certain licenses held by the Company are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Minimum royalties	$0.9	$2.0	$1.4	$1.5	$1.5	$—
Minimum advertising	2.6	3.2	3.3	3.4	3.5	7.4
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.4 million for the 12 weeks ended June 18, 2016 and June 20, 2015, respectively. For the 24 weeks ended June 18, 2016 and June 20, 2015, the Company incurred royalty expense, in accordance with these agreements, of $0.9 million and $0.9 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.9 million and $1.0 million for the 12 weeks ended June 18, 2016 and June 20, 2015, respectively. For the 24 weeks ended June 18, 2016 and June 20, 2015, the Company incurred advertising expense, in accordance with these agreements, of $1.6 million and $1.8 million, respectively.

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

	12 Weeks Ended		24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Revenue:
Wolverine Outdoor & Lifestyle Group	$203.0	$210.3	$420.7	$441.4
Wolverine Boston Group	218.2	240.7	427.3	475.0
Wolverine Heritage Group	74.2	79.2	146.0	160.6
Wolverine Multi-Brand Group	69.7	81.5	138.1	153.4
Other	18.6	18.4	29.2	31.1
Total	$583.7	$630.1	$1,161.3	$1,261.5
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$34.7	$35.9	$83.5	$90.6
Wolverine Boston Group	30.9	39.3	58.6	76.6
Wolverine Heritage Group	8.3	11.0	16.8	22.8
Wolverine Multi-Brand Group	2.6	4.2	1.2	2.5
Other	1.6	1.1	2.1	2.3
Corporate	(36.3)	(43.9)	(86.4)	(83.6)
Total	$41.8	$47.6	$75.8	$111.2

(In millions)	June 18, 2016	January 2, 2016	June 20, 2015
Total assets:
Wolverine Outdoor & Lifestyle Group	$455.8	$444.2	$466.4
Wolverine Boston Group	1,337.0	1,324.2	1,354.8
Wolverine Heritage Group	148.8	169.9	162.5
Wolverine Multi-Brand Group	189.4	204.3	214.3
Other	28.3	23.9	27.1
Corporate	294.2	267.9	317.9
Total	$2,453.5	$2,434.4	$2,543.0
Goodwill:
Wolverine Outdoor & Lifestyle Group	$129.9	$130.4	$131.9
Wolverine Boston Group	259.5	256.2	262.1
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	26.0	26.0	26.0
Total	$431.9	$429.1	$436.5

14.	RESTRUCTURING ACTIVITIES
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed 136 retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $49.5 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $43.0 million recorded in the restructuring and impairment costs line item as a component of operating expenses. Approximately $23.0 million represents non-cash charges. The Company expects annual pretax benefits of approximately $16.0 million as a result of the 2014 Plan. The Company estimates the remaining restructuring reserve will be settled during the remainder of fiscal 2016.

The following is a summary of the activity during the 24 weeks ended June 18, 2016 and June 20, 2015, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring and impairment costs (gain)	1.4	0.3	(1.9)	(0.2)
Amounts paid	(1.7)	—	(2.9)	(4.6)
Charges against assets	—	(0.3)	(0.4)	(0.7)
Balance at June 20, 2015	$0.7	$—	$1.3	$2.0

Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(4.7)	(8.0)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at June 18, 2016	$—	$—	$4.5	$4.5
Other Restructuring Activities
During the 24 weeks ended June 18, 2016, the Company recorded restructuring costs of $5.1 million in connection with certain organizational changes made during the first quarter of fiscal 2016. The costs associated with these restructuring activities were recorded within the Company’s Corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income. The Company estimates another $5.0 million to $6.0 million of costs will be incurred during the remainder of fiscal 2016 to complete these organizational changes.
During the 24 weeks ended June 18, 2016, the Company recorded restructuring costs of $0.3 million in connection with the Company’s decision to wind-down operations of its Cushe® brand. During the second quarter of fiscal 2015, the Company recorded restructuring and impairment costs, primarily related to indefinite-lived intangibles, of $2.9 million related to its Cushe brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended June 18, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$658.1	$127.3	$(201.7)	$583.7
Cost of goods sold	1.8	472.3	66.1	(183.1)	357.1
Gross profit (loss)	(1.8)	185.8	61.2	(18.6)	226.6
Selling, general and administrative expenses	21.9	129.3	50.4	(18.6)	183.0
Restructuring and impairment costs	0.1	1.6	0.1	—	1.8
Operating profit (loss)	(23.8)	54.9	10.7	—	41.8
Other expenses:
Interest expense (income), net	8.0	(0.1)	(0.1)	—	7.8
Other expense, net	0.4	0.3	0.4	—	1.1
Total other expenses (income)	8.4	0.2	0.3	—	8.9
Earnings (loss) before income taxes	(32.2)	54.7	10.4	—	32.9
Income tax expense (benefit)	(12.8)	21.5	0.1	—	8.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(19.4)	33.2	10.3	—	24.1
Equity in earnings of consolidated subsidiaries	43.4	8.5	1.5	(53.4)	—
Net earnings	24.0	41.7	11.8	(53.4)	24.1
Less: net earnings attributable to noncontrolling interest	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$41.7	$11.7	$(53.4)	$24.0

Comprehensive income	$24.1	$41.7	$13.6	$(55.2)	$24.2
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.1)	—	—	0.1	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$24.2	$41.7	$13.6	$(55.3)	$24.2

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 18, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,308.7	$259.5	$(406.9)	$1,161.3
Cost of goods sold	3.3	941.3	130.7	(373.3)	702.0
Restructuring costs	0.3	3.6	—	—	3.9
Gross profit (loss)	(3.6)	363.8	128.8	(33.6)	455.4
Selling, general and administrative expenses	45.4	259.5	95.8	(33.6)	367.1
Restructuring and impairment costs	1.6	7.2	3.7	—	12.5
Operating (loss) profit	(50.6)	97.1	29.3	—	75.8
Other expenses:
Interest expense (income), net	16.7	(0.2)	(0.2)	—	16.3
Other expense, net	0.4	0.6	—	—	1.0
Total other expenses (income)	17.1	0.4	(0.2)	—	17.3
Earnings (loss) before income taxes	(67.7)	96.7	29.5	—	58.5
Income taxes (benefit)	(26.1)	37.3	5.6	—	16.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(41.6)	59.4	23.9	—	41.7
Equity in earnings of consolidated subsidiaries	83.0	35.0	9.7	(127.7)	—
Net earnings	41.4	94.4	33.6	(127.7)	41.7
Less: net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$41.4	$94.4	$33.3	$(127.7)	$41.4

Comprehensive income	$39.8	$94.4	$36.9	$(131.0)	$40.1
Less: comprehensive loss attributable to noncontrolling interest	(0.4)	—	(0.1)	0.4	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$40.2	$94.4	$37.0	$(131.4)	$40.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 24 Weeks Ended June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$269.3	$1,933.0	$373.5	$(1,314.3)	$1,261.5
Cost of goods sold	201.3	1,627.1	205.6	(1,280.3)	753.7
Gross profit	68.0	305.9	167.9	(34.0)	507.8
Selling, general and administrative expenses	90.2	215.2	122.4	(33.9)	393.9
Restructuring and impairment costs	1.5	1.2	—	—	2.7
Operating profit (loss)	(23.7)	89.5	45.5	(0.1)	111.2
Other expenses:
Interest expense (income), net	18.4	0.2	(0.1)	—	18.5
Other expense (income), net	2.2	(0.9)	(0.5)	—	0.8
Total other expenses (income)	20.6	(0.7)	(0.6)	—	19.3
Earnings (loss) before income taxes	(44.3)	90.2	46.1	(0.1)	91.9
Income taxes (benefit)	(17.0)	34.6	9.0	—	26.6
Earnings (loss) before equity in earnings of consolidated subsidiaries	(27.3)	55.6	37.1	(0.1)	65.3
Equity in earnings of consolidated subsidiaries	92.7	39.1	62.1	(193.9)	—
Net earnings	65.4	94.7	99.2	(194.0)	65.3
Less: net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$65.4	$94.7	$99.3	$(194.0)	$65.4

Comprehensive income	$59.0	$94.7	$87.0	$(182.1)	$58.6
Less: comprehensive loss attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to Wolverine World Wide, Inc.	$59.0	$94.7	$87.4	$(182.1)	$59.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of June 18, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57.9	$1.9	$161.9	$—	$221.7
Accounts receivable, net	7.8	213.5	91.3	—	312.6
Inventories:
Finished products, net	—	338.8	83.0	—	421.8
Raw materials and work-in-process, net	—	4.7	12.8	—	17.5
Total inventories	—	343.5	95.8	—	439.3
Prepaid expenses and other current assets	12.0	22.2	12.7	—	46.9
Total current assets	77.7	581.1	361.7	—	1,020.5
Property, plant and equipment:
Gross cost	185.5	237.0	32.1	—	454.6
Accumulated depreciation	(142.0)	(147.6)	(15.7)	—	(305.3)
Property, plant and equipment, net	43.5	89.4	16.4	—	149.3
Other assets:
Goodwill	2.7	353.7	75.5	—	431.9
Indefinite-lived intangibles	3.7	675.4	6.3	—	685.4
Amortizable intangibles, net	0.6	89.9	—	—	90.5
Deferred income taxes	—	—	4.1	—	4.1
Other	46.0	22.1	3.7	—	71.8
Intercompany accounts receivable	22.1	3,286.8	618.3	(3,927.2)	—
Investment in affiliates	3,558.8	902.2	1,031.0	(5,492.0)	—
Total other assets	3,633.9	5,330.1	1,738.9	(9,419.2)	1,283.7
Total assets	$3,755.1	$6,000.6	$2,117.0	$(9,419.2)	$2,453.5

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 18, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.4	$125.3	$25.2	$—	$172.9
Accrued salaries and wages	12.2	8.0	6.3	—	26.5
Other accrued liabilities	28.1	49.5	34.3	—	111.9
Current maturities of long-term debt	19.7	—	—	—	19.7
Total current liabilities	82.4	182.8	65.8	—	331.0
Long-term debt, less current maturities	787.7	0.6	—	—	788.3
Accrued pension liabilities	93.0	17.9	—	—	110.9
Deferred income taxes	(76.4)	249.8	1.6	—	175.0
Other liabilities	26.9	17.5	1.9	—	46.3
Intercompany accounts payable	1,846.7	1,568.8	511.7	(3,927.2)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	994.8	3,963.2	1,528.8	(5,492.0)	994.8
Noncontrolling interest	—	—	7.2	—	7.2
Total stockholders’ equity	994.8	3,963.2	1,536.0	(5,492.0)	1,002.0
Total liabilities and stockholders’ equity	$3,755.1	$6,000.6	$2,117.0	$(9,419.2)	$2,453.5

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60.3	$2.3	$158.1	$—	$220.7
Accounts receivable, net	6.8	222.2	126.3	—	355.3
Inventories:
Finished products, net	79.5	277.3	82.4	—	439.2
Raw materials and work-in-process, net	(0.4)	1.4	12.0	—	13.0
Total inventories	79.1	278.7	94.4	—	452.2
Deferred income taxes	12.8	14.0	1.4	—	28.2
Prepaid expenses and other current assets	62.3	(15.2)	4.5	—	51.6
Total current assets	221.3	502.0	384.7	—	1,108.0
Property, plant and equipment:
Gross cost	237.2	156.8	35.3	—	429.3
Accumulated depreciation	(187.2)	(81.0)	(23.8)	—	(292.0)
Property, plant and equipment, net	50.0	75.8	11.5	—	137.3
Other assets:
Goodwill	7.8	353.0	75.7	—	436.5
Indefinite-lived intangibles	3.8	674.9	9.2	—	687.9
Amortizable intangibles, net	0.5	104.7	0.1	—	105.3
Deferred income taxes	—	—	2.9	—	2.9
Other	51.0	10.1	4.0	—	65.1
Intercompany accounts receivable	22.2	2,560.2	611.5	(3,193.9)	—
Investment in affiliates	3,233.9	1,039.3	967.0	(5,240.2)	—
Total other assets	3,319.2	4,742.2	1,670.4	(8,434.1)	1,297.7
Total assets	$3,590.5	$5,320.0	$2,066.6	$(8,434.1)	$2,543.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of June 20, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.9	$89.2	$61.0	$—	$202.1
Accrued salaries and wages	14.7	5.0	7.1	—	26.8
Other accrued liabilities	36.2	45.4	35.3	—	116.9
Current maturities of long-term debt	45.2	—	—	—	45.2
Total current liabilities	148.0	139.6	103.4	—	391.0
Long-term debt, less current maturities	775.7	0.6	—	—	776.3
Accrued pension liabilities	109.4	20.9	—	—	130.3
Deferred income taxes	(58.2)	274.6	2.9	—	219.3
Other liabilities	14.7	10.4	2.2	—	27.3
Intercompany accounts payable	1,606.2	1,000.5	587.2	(3,193.9)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	994.7	3,873.4	1,366.8	(5,240.2)	994.7
Noncontrolling interest	—	—	4.1	—	4.1
Total stockholders’ equity	994.7	3,873.4	1,370.9	(5,240.2)	998.8
Total liabilities and stockholders’ equity	$3,590.5	$5,320.0	$2,066.6	$(8,434.1)	$2,543.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 24 Weeks Ended June 18, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$57.5	$18.0	$(2.7)	$—	$72.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.2)	(19.4)	(2.6)		(28.2)
Investment in joint venture	—	—	(0.5)		(0.5)
Other	2.0	0.7	—	—	2.7
Net cash used in investing activities	(4.2)	(18.7)	(3.1)	—	(26.0)
FINANCING ACTIVITIES
Payments on long-term debt	(2.8)	—	—	—	(2.8)
Cash dividends paid	(11.8)	—	—	—	(11.8)
Purchase of common stock for treasury	(6.0)	—	—	—	(6.0)
Purchases of shares under employee stock plans	(4.3)	—	—	—	(4.3)
Proceeds from the exercise of stock options	2.2	—	—	—	2.2
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Contributions from noncontrolling interests	—	—	1.3	—	1.3
Net cash provided by (used in) financing activities	(22.6)	—	1.3	—	(21.3)
Effect of foreign exchange rate changes	—	—	2.1	—	2.1
Increase (decrease) in cash and cash equivalents	30.7	(0.7)	(2.4)	—	27.6
Cash and cash equivalents at beginning of the year	27.2	2.6	164.3	—	194.1
Cash and cash equivalents at end of the period	$57.9	$1.9	$161.9	$—	$221.7

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
The Company’s brands are marketed in approximately 200 countries and territories at June 18, 2016, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 18, 2016, the Company operated 356 retail stores in the United States and Canada and 54 consumer-direct websites.
2016 FINANCIAL OVERVIEW

•
Revenue was $583.7 million for the second quarter of fiscal 2016, representing a decline of 7.4% versus the second quarter of fiscal 2015. The change in revenue reflected a 3.5% decline from the Outdoor & Lifestyle Group, a 9.3% decline from the Boston Group, a 6.3% decline from the Heritage Group and a 14.5% decline from the Multi-Brand Group. Revenue was negatively impacted by a challenging U.S. retail environment, unfavorable foreign exchange rates, the closure of Company retail stores and the exit of the Cushe® business.

•	Gross margin declined 30 basis points to 38.8% in the second quarter of fiscal 2016 driven by unfavorable foreign currency rates partially offset by selling price increases.

•
The effective tax rate in the second quarter of fiscal 2016 was 26.7% compared to 31.4% in the second quarter of fiscal 2015. The lower effective tax rate in the current year period reflects a shift in income between tax jurisdictions with differing tax rates.

•	Diluted earnings per share for the second quarter of fiscal 2016 and the second quarter of fiscal 2015 was $0.24 per share.

•	The Company repurchased 136,521 shares during the quarter at an average price of $17.94 per share.

•	Inventory declined 2.9% in the second quarter of fiscal 2016 versus the prior year.

•	The Company declared cash dividends of $0.06 per share in both the second quarter of fiscal 2016 and fiscal 2015.

RESULTS OF OPERATIONS

	12 Weeks Ended			24 Weeks Ended
(In millions, except per share data)	June 18, 2016	June 20, 2015	Percent Change	June 18, 2016	June 20, 2015	Percent Change
Revenue	$583.7	$630.1	(7.4)%	$1,161.3	$1,261.5	(7.9)%
Cost of goods sold	357.1	383.7	(6.9)	702.0	753.7	(6.9)
Restructuring costs	—	—	—	3.9	—	—
Gross profit	226.6	246.4	(8.0)	455.4	507.8	(10.3)
Selling, general and administrative expenses	183.0	195.1	(6.2)	367.1	393.9	(6.8)
Restructuring and impairment costs	1.8	3.7	(51.4)	12.5	2.7	363.0
Operating profit	41.8	47.6	(12.2)	75.8	111.2	(31.8)
Interest expense, net	7.8	9.0	(13.3)	16.3	18.5	(11.9)
Other expense, net	1.1	1.8	(38.9)	1.0	0.8	25.0
Earnings before income taxes	32.9	36.8	(10.6)	58.5	91.9	(36.3)
Income tax expense	8.8	11.6	(24.1)	16.8	26.6	(36.8)
Net earnings	24.1	25.2	(4.4)	41.7	65.3	(36.1)
Less: net earnings (loss) attributable to noncontrolling interest	0.1	(0.1)	200.0	0.3	(0.1)	400.0
Net earnings attributable to Wolverine World Wide, Inc.	$24.0	$25.3	(5.1)%	$41.4	$65.4	(36.7)%

Diluted earnings per share	$0.24	$0.24	—%	$0.42	$0.63	(33.3)%
REVENUE
Revenue was $583.7 million for the second quarter of fiscal 2016, a decrease of 7.4% from the second quarter of fiscal 2015. The change in revenue reflected a 3.5% decline from the Outdoor & Lifestyle Group, a 9.3% decline from the Boston Group, a 6.3% decline from the Heritage Group and a 14.5% decline from the Multi-Brand Group. Revenue was negatively impacted by a challenging U.S. retail environment, which reflected lower consumer traffic and spending in brick and mortar retail channels resulting in lower demand for the Company’s products. Revenue was also lower as a result of the closure of Company retail stores ($8.1 million) and the exit of the Cushe® business ($3.4 million). Changes in foreign exchange rates decreased reported revenues by approximately $3.0 million for the second quarter of fiscal 2016.
Revenue was $1,161.3 million for the first two quarters of fiscal 2016, a decrease of 7.9% from the first two quarters of fiscal 2015. The change in revenue reflected a decline of 4.7% from the Outdoor & Lifestyle Group, a 10.0% decline from the Boston Group, a 9.1% decline from the Heritage Group and a 10.0% decline from the Multi-Brand Group. Revenue growth was negatively impacted by the closure of Company retail stores ($11.8 million) and the exit of the Cushe® business ($5.6 million). Changes in foreign exchange rates decreased reported revenues by approximately $8.8 million for the first two quarters of fiscal 2016.
GROSS MARGIN
Gross margin was 38.8% in the second quarter of fiscal 2016 compared to 39.1% in the second quarter of fiscal 2015. The decline in gross margin was driven by unfavorable foreign currency rates (100 basis points) and unfavorable product mix (80 basis points), which were partially offset by selling price increases.
Gross margin was 39.2% for the first two quarters of fiscal 2016 compared to 40.3% in the first two quarters of fiscal 2015. The decline in gross margin was driven by unfavorable foreign currency (110 basis points), higher restructuring costs (30 basis points) and unfavorable product mix (60 basis points), which were partially offset by selling price increases.
OPERATING EXPENSES
Operating expenses decreased $14.0 million, from $198.8 million in the second quarter of fiscal 2015 to $184.8 million in the second quarter of fiscal 2016. The decrease was driven by lower retail store operating costs ($4.5 million), lower pension expense ($4.1 million), lower incentive compensation costs ($3.3 million), lower restructuring and impairment expenses ($1.9 million) and the impact from changes in foreign exchange rates ($1.0 million).

Operating expenses decreased $17.0 million, from $396.6 million in the first two quarters of fiscal 2015 to $379.6 million in the first two quarters of fiscal 2016. The decrease was driven by lower pension expense ($8.1 million), lower retail store operating costs ($7.9 million), lower advertising costs ($5.1 million), lower incentive compensation costs ($3.7 million) and the impact from changes in foreign exchange rates ($3.0 million), which were partially offset by higher restructuring and impairment expenses ($9.8 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $7.8 million in the second quarter of fiscal 2016 compared to $9.0 million in the second quarter of fiscal 2015. Net interest expense was $16.3 million in the first two quarters of fiscal 2016 compared to $18.5 million in the first two quarters of fiscal 2015. The decrease in interest expense in both periods was primarily driven by higher interest income and benefits of the third quarter fiscal 2015 debt refinancing.
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
The Company’s effective tax rate was 26.7% in the second quarter of fiscal 2016, compared to 31.4% in the second quarter of fiscal 2015. The Company’s effective tax rate was 28.8% in the first two quarters of fiscal 2016, compared to 28.9% in the first two quarters of fiscal 2015. The lower effective tax rate in the current year periods reflects a shift in income between tax jurisdictions with differing tax rates.
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
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015	Change	Percent Change	June 18, 2016	June 20, 2015	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$203.0	$210.3	$(7.3)	(3.5)%	$420.7	$441.4	$(20.7)	(4.7)%
Wolverine Boston Group	218.2	240.7	(22.5)	(9.3)%	427.3	475.0	(47.7)	(10.0)%
Wolverine Heritage Group	74.2	79.2	(5.0)	(6.3)%	146.0	160.6	(14.6)	(9.1)%
Wolverine Multi-Brand Group	69.7	81.5	(11.8)	(14.5)%	138.1	153.4	(15.3)	(10.0)%
Other	18.6	18.4	0.2	1.1%	29.2	31.1	(1.9)	(6.1)%
Total	$583.7	$630.1	$(46.4)	(7.4)%	$1,161.3	$1,261.5	$(100.2)	(7.9)%

	12 Weeks Ended				24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015	Change	Percent Change	June 18, 2016	June 20, 2015	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$34.7	$35.9	$(1.2)	(3.3)%	$83.5	$90.6	$(7.1)	(7.8)%
Wolverine Boston Group	30.9	39.3	(8.4)	(21.4)%	58.6	76.6	(18.0)	(23.5)%
Wolverine Heritage Group	8.3	11.0	(2.7)	(24.5)%	16.8	22.8	(6.0)	(26.3)%
Wolverine Multi-Brand Group	2.6	4.2	(1.6)	(38.1)%	1.2	2.5	(1.3)	(52.0)%
Other	1.6	1.1	0.5	45.5%	2.1	2.3	(0.2)	(8.7)%
Corporate	(36.3)	(43.9)	7.6	17.3%	(86.4)	(83.6)	(2.8)	(3.3)%
Total	$41.8	$47.6	$(5.8)	(12.2)%	$75.8	$111.2	$(35.4)	(31.8)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $7.3 million, or 3.5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Changes in foreign exchange rates decreased second quarter of fiscal 2016 revenues by approximately $2.0 million. The reported revenue decrease resulted from the exit of the Cushe® business ($3.4 million), a low teens decrease for Hush Puppies®, a low single-digit revenue decline for Merrell® and a mid single-digit decrease for Cat® footwear, partially offset by a high teens revenue increase for Chaco®. The Outdoor & Lifestyle Group’s revenue decreased $20.7 million, or 4.7%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. Changes in foreign exchange rates decreased the first two quarters of fiscal 2016 revenues by approximately $5.9 million. The reported revenue decrease resulted from the exit of the Cushe® business ($5.6 million), a mid single-digit revenue decline for Merrell® and a low teens decrease for Cat®footwear and Hush Puppies®, partially offset by a low twenties revenue increase for the Chaco® brand.
The Hush Puppies® revenue decrease in both periods was due to fewer closeout sales due to leaner inventories, lower demand within Europe and changes in foreign exchange rates. The Cat® footwear revenue decrease in both periods was due to lower demand in the U.S. and EMEA and changes in foreign exchange rates. The Merrell® revenue decrease in both periods was due to lower demand reflecting continuing challenges in the current retail environment, the strategic decision to exit the wholesale channel for apparel and changes in foreign exchange rates, partially offset by higher consumer-direct revenue due to a low thirties growth rate for eCommerce and new retail stores. The Chaco® revenue increase in both periods resulted from successful marketing initiatives which continue to increase brand awareness and consumer engagement resulting in increased shipments.
The Outdoor & Lifestyle Group’s operating profit decreased $1.2 million, or 3.3%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The Outdoor & Lifestyle Group’s operating profit decreased $7.1 million, or 7.8%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The change in both periods reflects higher operating profit from Chaco® due to increased revenues and better gross margins from product costing improvements, which was more than offset by the revenue declines within the other brands.
Wolverine Boston Group
The Boston Group’s revenue decreased $22.5 million, or 9.3%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Changes in foreign exchange rates reduced second quarter of fiscal 2016 revenues by approximately $0.7 million. The reported revenue decrease included a high-teens revenue decline for Sperry®, a high single-digit revenue decrease for Keds®, partially mitigated by a low single-digit revenue increase for Saucony®. The Boston Group’s revenue decreased $47.7 million, or 10.0%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. Changes in foreign exchange rates reduced the first two quarters of fiscal 2016 revenues by approximately $2.2 million. The reported revenue decrease included a mid-teens revenue decline for Sperry®, a mid single-digit revenue decrease for Keds® and a low single-digit revenue decrease for Saucony®.
The Sperry® decrease in both periods was due to lower demand for its boat shoe and casual products, while the Keds® decrease was due to lower demand for is core Champion product in the U.S. market. The Saucony® increase during the second quarter was attributable to growth in the Asia Pacific and EMEA regions, while the year-to-date decrease included lower demand within the U.S. due to higher inventories at key customers, domestic retail bankruptcies and the negative impact of foreign exchange rates.
The Boston Group’s operating profit decreased $8.4 million, or 21.4%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 due primarily to lower revenues for Sperry®. The Boston Group’s operating profit decreased $18.0 million, or 23.5%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The lower year-to-date operating profit was driven by lower Sperry® revenues and lower gross margins due to unfavorable foreign currency contracts for Saucony®.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $5.0 million, or 6.3%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The reported revenue decrease included a high teens revenue decline for Wolverine®, partially offset by a low thirties revenue increase for Bates®. The Heritage Group’s revenue decreased $14.6 million, or 9.1%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The reported revenue decrease included a mid teens revenue decline for Wolverine®, partially offset by a low teens revenue increase for Bates®.
The revenue decrease for Wolverine® in both periods was attributable to lower demand within the U.S. due to a challenging retail environment and weakness in the oil industry. The Bates increase in both periods was driven by increases in military contract awards.
The Heritage Group’s operating profit decreased $2.7 million, or 24.5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The Heritage Group’s operating profit decreased $6.0 million, or 26.3%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The decreases in both periods were attributable to the revenue declines.
Wolverine Multi-Brand Group
The Multi-Brand Group revenue decreased $11.8 million, or 14.5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and decreased $15.3 million, or 10.0%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The decrease in both periods was due to store closures, lower traffic and lower wholesale closeout sales.
The Multi-Brand Group’s operating profit decreased $1.6 million, or 38.1%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and decreased $1.3 million, or 52.0%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The decrease in both periods was due to lower gross margins resulting from higher promotions, partially offset by lower operating expenses due to store closures.
Other
The Other category’s revenues increased $0.2 million, or 1.1%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and decreased $1.9 million, or 6.1%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. The decrease in the first two quarters of fiscal 2016 was primarily due to decreased demand within the performance leathers business.
Corporate
Corporate expenses were $36.3 million in the second quarter of fiscal 2016 compared to $43.9 million in the second quarter of fiscal 2015. The $7.6 million decrease was driven by lower pension expense ($4.1 million), lower incentive compensation costs ($3.3 million) and lower restructuring and impairment expenses ($1.9 million), partially offset by higher bad debt expense ($1.0 million).
Corporate expenses were $86.4 million in the first two quarters of fiscal 2016 compared to $83.6 million in the first two quarters of fiscal 2015. The $2.8 million increase was driven by higher restructuring and impairment costs ($13.7 million) and higher bad debt expense ($1.0 million), partially offset by lower pension expense ($8.1 million) and lower incentive compensation costs ($3.7 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 18, 2016	January 2, 2016	June 20, 2015
Cash and cash equivalents	$221.7	$194.1	$220.7
Debt (1)	808.0	809.8	821.5
Available Revolving Credit Facility (2)	497.4	496.2	196.4

(1)	Amounts include long-term debt less unamortized debt issuance costs, borrowings under the Revolving Credit Facility and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

	24 Weeks Ended
(In millions)	June 18, 2016	June 20, 2015
Net cash provided by operating activities	$72.8	$94.9
Net cash used in investing activities	(26.0)	(12.6)
Net cash used in financing activities	(21.3)	(81.1)
Additions to property, plant and equipment	28.2	15.8
Depreciation and amortization	20.3	21.7
Liquidity
Cash and cash equivalents of $221.7 million as of June 18, 2016 were $1.0 million higher compared to June 20, 2015. The Company had $497.4 million of borrowing capacity available under the Revolving Credit Facility as of June 18, 2016. Cash and cash equivalents located in foreign jurisdictions totaled $161.8 million as of June 18, 2016. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first two quarters of fiscal 2016, an increase in net working capital represented a use of cash of $3.9 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $12.9 million and a decrease in accounts payable of $30.0 million, which were partially offset by an increase in other operating liabilities of $6.0 million and a decrease in inventories and other operating assets of $27.2 million and $5.8 million, respectively.
Investing Activities
The Company made capital expenditures of $28.2 million in the first two quarters of fiscal 2016 compared to $15.8 million in the first two quarters of fiscal 2015. The majority of the capital expenditures in the first two quarters of fiscal 2016 and fiscal 2015 were for building improvements, information system enhancements, and retail store investments. The increase in expenditures during the first two quarters of fiscal 2016 is due primarily to building improvements for the Company’s new Boston office.
Financing Activities
As of June 18, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at June 18, 2016 totaled $808.0 million compared to $809.8 million at January 2, 2016.
On February 12, 2014, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $200.0 million in common stock in the open market over a four-year period. The Company repurchased $6.0 million of shares during the first two quarters of fiscal 2016. The Company repurchased $92.6 million of shares during fiscal 2015. The Company did not repurchase any shares in the open market in fiscal 2014 pursuant to this stock repurchase program. The Company also acquired $4.3 million of shares in the first two quarters of fiscal 2016 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.8 million and $6.1 million, for the second quarter of fiscal 2016 and fiscal 2015, respectively. The 2016 dividend is payable on August 1, 2016 to shareholders of record on July 1, 2016.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At June 18, 2016 and June 20, 2015, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $193.1 million and $202.6 million, respectively, with maturities ranging up to 363 and 356 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At June 18, 2016, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $10.3 million from their value at January 2, 2016. At June 20, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $9.2 million from their value at January 3, 2015.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 18, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $2.6 million under the Revolving Credit Facility. The Company’s total variable-rate debt was $441.5 million at June 18, 2016 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $267.5 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 18, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of fiscal 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 27, 2016 to April 23, 2016)
Common Stock Repurchase Program(1)	136,521	$17.94	136,521	$101,401,471
Employee Transactions(2)	3,461	18.86	—
Period 5 (April 24, 2016 to May 21, 2016)
Common Stock Repurchase Program(1)	—	—	—	$101,401,471
Employee Transactions(2)	—	—	—
Period 6 (May 22, 2016 to June 18, 2016)
Common Stock Repurchase Program(1)	—	—	—	$101,401,471
Employee Transactions(2)	—	—	—
Total for Quarter Ended June 18, 2016
Common Stock Repurchase Program(1)	136,521	$17.94	136,521	$101,401,471
Employee Transactions(2)	3,461	18.86	—

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

WOLVERINE WORLD WIDE, INC.

July 27, 2016	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

July 27, 2016	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

10.1	Wolverine World Wide, Inc. Executive Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2016.

10.2	Wolverine World Wide, Inc. Stock Incentive Plan of 2016.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 15, 2016.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.