Form 10-Q
period 2016-09-10
WOLVERINE WORLD WIDE INC /DE/
filed 2016-10-19
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve week accounting period ended September 10, 2016
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
Yes ☐    No  ☒
There were 98,660,413 shares of common stock, $1 par value, outstanding as of October 8, 2016.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Revenue	$603.7	$678.9	$1,765.0	$1,940.4
Cost of goods sold	366.1	407.2	1,068.1	1,160.9
Restructuring costs	0.3	—	4.2	—
Gross profit	237.3	271.7	692.7	779.5
Selling, general and administrative expenses	167.4	191.0	534.5	584.9
Restructuring and impairment costs	0.9	4.8	13.4	7.5
Operating profit	69.0	75.9	144.8	187.1
Other expenses:
Interest expense, net	8.6	9.0	24.9	27.5
Debt extinguishment and other costs	0.5	1.6	0.5	1.6
Other expense, net	—	0.5	1.0	1.3
Total other expenses	9.1	11.1	26.4	30.4
Earnings before income taxes	59.9	64.8	118.4	156.7
Income tax expense	11.7	18.8	28.5	45.4
Net earnings	48.2	46.0	89.9	111.3
Less: net earnings attributable to noncontrolling interest	—	0.2	0.3	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$48.2	$45.8	$89.6	$111.2

Net earnings per share (see Note 3):
Basic	$0.49	$0.45	$0.92	$1.10
Diluted	$0.49	$0.44	$0.91	$1.08

Comprehensive income	$46.5	$32.8	$86.6	$91.4
Less: comprehensive income (loss) attributable to noncontrolling interest	0.4	(0.8)	0.3	(1.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$46.1	$33.6	$86.3	$92.6

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 10, 2016	January 2, 2016	September 12, 2015
ASSETS
Current assets:
Cash and cash equivalents	$530.9	$194.1	$196.4
Accounts receivable, less allowances:
September 10, 2016 – $42.6
January 2, 2016 – $44.4
September 12, 2015 – $42.0	309.5	298.9	374.6
Inventories:
Finished products, net	445.6	448.0	481.2
Raw materials and work-in-process, net	12.0	18.6	14.3
Total inventories	457.6	466.6	495.5
Deferred income taxes	—	—	28.0
Prepaid expenses and other current assets	42.6	54.2	39.7
Total current assets	1,340.6	1,013.8	1,134.2
Property, plant and equipment:
Gross cost	454.3	431.5	439.0
Accumulated depreciation	(305.5)	(299.9)	(294.7)
Property, plant and equipment, net	148.8	131.6	144.3
Other assets:
Goodwill	429.6	429.1	432.1
Indefinite-lived intangibles	685.6	685.4	687.9
Amortizable intangibles, net	87.1	97.3	101.8
Deferred income taxes	3.3	3.7	2.8
Other	64.0	73.5	74.1
Total other assets	1,269.6	1,289.0	1,298.7
Total assets	$2,759.0	$2,434.4	$2,577.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 10, 2016	January 2, 2016	September 12, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168.0	$199.7	$183.1
Accrued salaries and wages	26.6	28.5	30.7
Other accrued liabilities	135.5	108.2	138.3
Current maturities of long-term debt	393.5	16.9	11.2
Borrowings under revolving credit agreements	1.2	—	—
Total current liabilities	724.8	353.3	363.3
Long-term debt, less current maturities	657.7	792.9	803.4
Accrued pension liabilities	111.4	109.6	131.3
Deferred income taxes	176.1	178.6	219.6
Other liabilities	48.3	30.3	33.0
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 10, 2016 – 105,599,231 shares
January 2, 2016 – 103,915,928 shares
September 12, 2015 – 103,973,830 shares	105.6	103.9	104.0
Additional paid-in capital	93.6	75.9	73.2
Retained earnings	1,022.8	950.8	945.2
Accumulated other comprehensive loss	(59.4)	(56.1)	(68.1)
Cost of shares in treasury:
September 10, 2016 – 6,441,591 shares
January 2, 2016 – 5,457,726 shares
September 12, 2015 – 1,106,270 shares	(130.4)	(110.8)	(31.0)
Total Wolverine World Wide, Inc. stockholders’ equity	1,032.2	963.7	1,023.3
Noncontrolling interest	8.5	6.0	3.3
Total stockholders’ equity	1,040.7	969.7	1,026.6
Total liabilities and stockholders’ equity	$2,759.0	$2,434.4	$2,577.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

	36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015
OPERATING ACTIVITIES
Net earnings	$89.9	$111.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30.0	32.8
Deferred income taxes	(0.6)	(0.2)
Stock-based compensation expense	15.3	17.4
Excess tax benefits from stock-based compensation	(0.4)	(4.5)
Pension contribution	(0.4)	—
Pension and SERP expense	7.3	19.3
Debt extinguishment costs	—	1.6
Restructuring and impairment costs	17.6	7.5
Cash payments related to restructuring costs	(11.2)	(6.7)
Other	(4.8)	(3.2)
Changes in operating assets and liabilities:
Accounts receivable	(12.7)	(68.3)
Inventories	8.3	(91.7)
Other operating assets	10.1	29.0
Accounts payable	(34.7)	32.7
Other operating liabilities	29.5	32.8
Net cash provided by operating activities	143.2	109.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(34.4)	(28.6)
Investment in joint venture	(0.5)	—
Other	10.4	(4.3)
Net cash used in investing activities	(24.5)	(32.9)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements	1.2	—
Borrowings of long-term debt	250.0	450.0
Payments on long-term debt	(5.7)	(525.2)
Payments of debt issuance costs	(3.4)	(2.4)
Cash dividends paid	(17.7)	(18.3)
Purchase of common stock for treasury	(11.4)	(12.6)
Purchases of shares under employee stock plans	(4.7)	(7.6)
Proceeds from the exercise of stock options	5.6	12.8
Excess tax benefits from stock-based compensation	0.4	4.5
Contributions from noncontrolling interests	2.2	—
Net cash provided by (used in) financing activities	216.5	(98.8)
Effect of foreign exchange rate changes	1.6	(5.5)
Increase (decrease) in cash and cash equivalents	336.8	(27.4)
Cash and cash equivalents at beginning of the year	194.1	223.8
Cash and cash equivalents at end of the period	$530.9	$196.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 10, 2016 and September 12, 2015
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s fiscal 2015 Form 10-K.
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

Resulted in the reclassification of $10.2 million and $11.0 million of deferred financing costs associated with the Company’s long-term debt from deferred financing costs to long-term debt as of January 2, 2016 and September 12, 2015, respectively. In accordance with ASU 2015-15, the Company elected to continue to present its debt issuance costs related to its revolving line of credit as an asset. Due to the adoption of this standard, these deferred financing costs are included in other noncurrent assets. The prior period disclosures have been restated to conform to the current year presentation. The new standards did not affect the Company’s results of operations or cash flows.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
Provides guidance for how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees.
Did not have, nor does the Company believe it will have, a material impact on its existing cash flows presentation.

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

The following table sets forth the computation of basic and diluted earnings per share.

	12 Weeks Ended		36 Weeks Ended
(In millions, except per share data)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$48.2	$45.8	$89.6	$111.2
Adjustment for earnings allocated to non-vested restricted common stock	(1.0)	(0.8)	(1.9)	(2.0)
Net earnings used in calculating basic earnings per share	47.2	45.0	87.7	109.2
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	—	0.1
Net earnings used in calculating diluted earnings per share	$47.2	$45.0	$87.7	$109.3
Denominator:
Weighted average shares outstanding	99.4	103.0	99.4	102.9
Adjustment for non-vested restricted common stock	(3.8)	(3.3)	(3.8)	(3.4)
Shares used in calculating basic earnings per share	95.6	99.7	95.6	99.5
Effect of dilutive stock options	1.3	1.6	0.7	1.7
Shares used in calculating diluted earnings per share	96.9	101.3	96.3	101.2
Net earnings per share:
Basic	$0.49	$0.45	$0.92	$1.10
Diluted	$0.49	$0.44	$0.91	$1.08
For the 12 and 36 weeks ended September 10, 2016, options relating to 1,968,599 and 4,636,609 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

For the 12 and 36 weeks ended September 12, 2015, options relating to 1,692,879 and 1,526,875 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment	—	(2.6)	(2.6)
Foreign currency translation effects	(6.7)	—	(6.7)
Balance at September 12, 2015	$432.1	$687.9	$1,120.0

Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Purchase of intangibles	—	0.2	0.2
Foreign currency translation effects	0.5	—	0.5
Balance at September 10, 2016	$429.6	$685.6	$1,115.2
During the fourth quarter of fiscal 2015, the results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results gave rise to a reduction in the excess of fair value over the carrying value for the Stride Rite® and Sperry® trade name indefinite-lived intangible assets. The operating results for fiscal 2016 have met the Company’s financial plan; however, if future operating results were to not meet its revenue and profitability projections, the Company may record a non-cash indefinite-lived intangible asset impairment charge in future periods. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $15.0 million and $586.8 million, respectively, as of September 10, 2016.

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

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Accounts receivable sold	$138.2	$158.9	$437.1	$473.0
Fees charged	0.3	0.3	1.1	1.0
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $78.5 million, $77.6 million and $81.0 million as of September 10, 2016, January 2, 2016 and September 12, 2015, respectively.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	September 10, 2016	January 2, 2016	September 12, 2015
Term Loan A, due July 13, 2020	$438.7	$444.4	$450.0
Public Bonds, 6.125% interest, due October 15, 2020	375.0	375.0	375.0
Senior Notes, 5.000% interest, due September 1, 2026	250.0	—	—
Borrowings under revolving credit agreements	1.2	—	—
Capital lease obligation	0.6	0.6	0.6
Unamortized debt issuance costs	(13.1)	(10.2)	(11.0)
Total debt	$1,052.4	$809.8	$814.6
On July 13, 2015, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $450.0 million term loan facility (“Term Loan A”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,425.0 million, unless certain specified conditions set forth in the Credit Agreement are met.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $500.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.6 million, $3.8 million and $3.6 million as of September 10, 2016, January 2, 2016 and September 12, 2015, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 10, 2016, Term Loan A had a weighted-average interest rate of 2.16%.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 10, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
On August 30, 2016, the Company issued $250.0 million of senior notes that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.000% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
Subsequent to the end of the third quarter of fiscal 2016, on September 15, 2016, the Company executed an amendment to the Credit Agreement (the “Amended Agreement”), which increased the outstanding principal balance of Term Loan A by $150.0 million, and increased the amount the Company can borrow under the Revolving Credit Facility by $100.0 million. Under the Amended Agreement, the debt capacity is now limited to an aggregate debt amount not to exceed $1,750.0 million, unless certain specified conditions are met. The Amended Agreement also provides greater operational flexibility to the Company and its subsidiaries, including with respect to the ability of the Company and its subsidiaries to make restricted payments including share repurchases, investments and asset dispositions. The interest rates applicable to amounts outstanding are unchanged under the Amended Agreement, as are the maturity date of July 13, 2020 and financial covenants.
The Company has $375.0 million of senior notes outstanding that may be traded in the public market (the “Public Bonds”) that are due on October 15, 2020. The Public Bonds bear interest at 6.125% with the related interest payments due semi-annually. The Public Bonds are guaranteed by substantially all of the Company’s domestic subsidiaries. Subsequent to the end of the third quarter of fiscal 2016, on September 15, 2016, the Company redeemed the Public Bonds using the proceeds of the Senior Note issuance and the additional borrowings on Term Loan A. As such, the Company has classified the $375.0 million as current maturities of long-term debt as of September 10, 2016 since the outstanding principal balance was voluntarily paid in the fourth quarter of fiscal 2016.
Due to the early redemption of the Public Bonds, the Company estimates that it will incur debt extinguishment costs of approximately $18.0 million in the fourth quarter of fiscal 2016. This amount includes a $13.1 million early redemption premium and the write-off of the unamortized balance of the deferred financing fees related to the original debt issuance.
The Company has various foreign revolving line of credit facilities with aggregate available borrowings of $7.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $1.2 million, $0.0 million and $0.0 million as of September 10, 2016, January 2, 2016 and September 12, 2015, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.8 million and $2.2 million for the 12 and 36 weeks ended September 10, 2016, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $2.7 million for the 12 and 36 weeks ended September 12, 2015, respectively.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in AOCI during the 12 weeks ended September 10, 2016 and September 12, 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swaps		Pension adjustments		Total
Balance of AOCI as of June 20, 2015	$(26.1)	$5.9		$(0.3)		$(35.4)		$(55.9)
Other comprehensive income (loss) before reclassifications (1)	(11.8)	3.8		(4.0)		—		(12.0)
Amounts reclassified from AOCI	—	(6.6)	(2)	1.6		4.8	(4)	(0.2)
Income tax expense (benefit)	—	2.2		(0.6)		(1.6)		—
Net reclassifications	—	(4.4)		1.0		3.2		(0.2)
Net current-period other comprehensive income (loss) (1)	(11.8)	(0.6)		(3.0)		3.2		(12.2)
Balance of AOCI as of September 12, 2015	$(37.9)	$5.3		$(3.3)		$(32.2)		$(68.1)

Balance of AOCI as of June 18, 2016	$(37.0)	$(0.2)		$(8.8)		$(11.3)		$(57.3)
Other comprehensive income (loss) before reclassifications (1)	(5.9)	3.0		0.9		—		(2.0)
Amounts reclassified from AOCI	—	(1.5)	(2)	0.2	(3)	1.1	(4)	(0.2)
Income tax expense (benefit)	—	0.5		(0.1)		(0.3)		0.1
Net reclassifications	—	(1.0)		0.1		0.8		(0.1)
Net current-period other comprehensive income (loss) (1)	(5.9)	2.0		1.0		0.8		(2.1)
Balance of AOCI as of September 10, 2016	$(42.9)	$1.8		$(7.8)		$(10.5)		$(59.4)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.
The change in AOCI during the 36 weeks ended September 10, 2016 and September 12, 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of AOCI as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(21.0)	6.3		(4.7)	—		(19.4)
Amounts reclassified from AOCI	—	(14.0)	(2)	1.6	14.5	(3)	2.1
Income tax expense (benefit)	—	4.4		(0.6)	(5.1)		(1.3)
Net reclassifications	—	(9.6)		1.0	9.4		0.8
Net current-period other comprehensive income (loss) (1)	(21.0)	(3.3)		(3.7)	9.4		(18.6)
Balance of AOCI as of September 12, 2015	$(37.9)	$5.3		$(3.3)	$(32.2)		$(68.1)

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of AOCI as of January 2, 2016	$(47.3)	$6.4		$(2.4)	$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	4.4	(0.3)		(5.8)	—		(1.7)
Amounts reclassified from AOCI	—	(6.2)	(2)	0.7	3.4	(3)	(2.1)
Income tax expense (benefit)	—	1.9		(0.3)	(1.1)		0.5
Net reclassifications	—	(4.3)		0.4	2.3		(1.6)
Net current-period other comprehensive income (loss) (1)	4.4	(4.6)		(5.4)	2.3		(3.3)
Balance of AOCI as of September 10, 2016	$(42.9)	$1.8		$(7.8)	$(10.5)		$(59.4)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in interest expense.

(4)	Amounts reclassified are included in the computation of net pension expense.

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, foreign currency forward exchange contracts, interest rate swap arrangements, borrowings under revolving credit agreements and long-term debt. The carrying amount of the Company’s financial instruments is historical cost, which approximates fair value, except for the interest rate swaps and foreign currency forward exchange contracts, which are carried at fair value. The carrying value and the fair value of the Company’s long-term debt, excluding capital leases, are as follows:

(In millions)	September 10, 2016	January 2, 2016	September 12, 2015
Carrying value	$1,050.6	$809.2	$814.0
Fair value	1,090.9	836.3	846.2
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 335 days, 349 days and 356 days, as of September 10, 2016, January 2, 2016 and September 12, 2015, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 10, 2016	January 2, 2016	September 12, 2015
Foreign exchange contracts:
Hedge contracts	$161.4	$192.6	$194.0
Non-hedge contracts	10.8	23.2	—
Interest rate swaps (1)	537.9	609.7	638.9

(1)	Includes a forward starting interest rate swap with a notional amount of $288.8 million, which has an effective date of October 17, 2016.
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 10, 2016	January 2, 2016	September 12, 2015
Financial assets:
Foreign exchange contracts - hedge	$2.5	$6.7	$3.7
Foreign exchange contracts - non-hedge	—	0.5	—
Interest rate swaps	—	0.2	—
Financial liabilities:
Foreign exchange contracts - hedge	$1.6	$—	$1.3
Foreign exchange contracts - non-hedge	0.5	0.1	—
Interest rate swaps	12.1	3.9	5.0
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the 12 or 36 weeks ended September 10, 2016 and September 12, 2015. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
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
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $3.8 million and $15.3 million, and related income tax benefits of $1.4 million and $5.3 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 10, 2016, respectively. The Company recognized compensation expense of $3.3 million and $17.4 million, and related income tax benefits of $1.0 million and $5.7 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 12, 2015.
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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. The estimated weighted average fair value for each option granted during the 36 weeks ended September 10, 2016 and September 12, 2015 was $3.34 and $6.37, respectively, with the following weighted average assumptions:

	36 Weeks Ended
	September 10, 2016	September 12, 2015
Expected market price volatility (1)	27.2%	28.8%
Risk-free interest rate (2)	1.0%	1.3%
Dividend yield (3)	1.4%	0.9%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

The Company issued 267,376 and 292,885 shares of common stock in connection with new restricted stock grants and the exercise of stock options during the 12 weeks ended September 10, 2016 and September 12, 2015, respectively. During the 12 weeks ended September 10, 2016 and September 12, 2015, the Company canceled 136,438 and 306,210 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.
The Company issued 2,411,533 and 2,230,891 shares of common stock in connection with new restricted stock grants and the exercise of stock options during the 36 weeks ended September 10, 2016 and September 12, 2015, respectively. During the 36 weeks ended September 10, 2016 and September 12, 2015, the Company canceled 728,230 and 510,211 shares, respectively, of common stock issued under restricted stock awards as a result of forfeitures.

10.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan expense recognized by the Company.

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Service cost pertaining to benefits earned during the period	$1.5	$2.1	$4.5	$6.3
Interest cost on projected benefit obligations	4.5	4.2	13.3	12.7
Expected return on pension assets	(4.6)	(4.7)	(13.9)	(14.2)
Net amortization loss	1.1	4.8	3.4	14.5
Net pension expense	$2.5	$6.4	$7.3	$19.3

11.	INCOME TAXES
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
The Company’s effective tax rate for the 12 weeks ended September 10, 2016 and September 12, 2015 was 19.5% and 29.0%, respectively. For the 36 weeks ended September 10, 2016 and September 12, 2015, the Company’s effective tax rate was 24.1%

and 29.0%, respectively. The lower effective tax rate in the current year periods reflects changes in income between tax jurisdictions with differing tax rates and certain favorable discrete items in the current year.
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
Minimum future royalty and advertising obligations for the fiscal periods subsequent to September 10, 2016 under the terms of certain licenses held by the Company are as follows:

(In millions)	2016	2017	2018	2019	2020	Thereafter
Minimum royalties	$0.4	$2.0	$1.4	$1.5	$1.5	$—
Minimum advertising	0.9	3.2	3.3	3.4	3.5	7.4
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.5 million for the 12 weeks ended September 10, 2016 and September 12, 2015, respectively. For the 36 weeks ended September 10, 2016 and September 12, 2015, the Company incurred royalty expense, in accordance with these agreements, of $1.4 million and $1.4 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.7 million and $0.6 million for the 12 weeks ended September 10, 2016 and September 12, 2015, respectively. For the 36 weeks ended September 10, 2016 and September 12, 2015, the Company incurred advertising expense, in accordance with these agreements, of $2.3 million and $2.4 million, respectively.

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

	12 Weeks Ended		36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Revenue:
Wolverine Outdoor & Lifestyle Group	$219.1	$252.7	$639.8	$694.1
Wolverine Boston Group	202.4	222.3	629.7	697.3
Wolverine Heritage Group	86.0	87.3	232.0	247.9
Wolverine Multi-Brand Group	80.5	95.9	218.6	249.3
Other	15.7	20.7	44.9	51.8
Total	$603.7	$678.9	$1,765.0	$1,940.4
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$43.2	$59.8	$126.7	$150.4
Wolverine Boston Group	30.7	29.7	89.3	106.3
Wolverine Heritage Group	13.3	14.8	30.1	37.6
Wolverine Multi-Brand Group	5.9	7.2	7.1	9.7
Other	1.4	1.8	3.5	4.1
Corporate	(25.5)	(37.4)	(111.9)	(121.0)
Total	$69.0	$75.9	$144.8	$187.1

(In millions)	September 10, 2016	January 2, 2016	September 12, 2015
Total assets:
Wolverine Outdoor & Lifestyle Group	$481.4	$444.2	$522.3
Wolverine Boston Group	1,309.6	1,324.2	1,330.5
Wolverine Heritage Group	162.0	169.9	186.3
Wolverine Multi-Brand Group	179.9	204.3	217.1
Other	31.4	23.9	22.6
Corporate	594.7	267.9	298.4
Total	$2,759.0	$2,434.4	$2,577.2
Goodwill:
Wolverine Outdoor & Lifestyle Group	$128.2	$130.4	$131.3
Wolverine Boston Group	258.9	256.2	258.3
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	26.0	26.0	26.0
Total	$429.6	$429.1	$432.1

14.	RESTRUCTURING ACTIVITIES
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed 136 retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $49.5 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $43.0 million recorded in the restructuring and impairment costs line item as a component of operating expenses. Approximately $23.0 million represents non-cash charges. The Company expects annual pretax benefits of approximately $16.0 million as a result of the 2014 Plan. The Company estimates the majority of the remaining restructuring reserve will be settled during the remainder of fiscal 2016, with the exception of a lease liability that extends into 2019.
The following is a summary of the activity during the 36 weeks ended September 10, 2016 and September 12, 2015, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring and impairment costs	1.8	0.3	0.4	2.5
Amounts paid	(1.9)	—	(4.2)	(6.1)
Charges against assets	—	(0.3)	(1.8)	(2.1)
Balance at September 12, 2015	$0.9	$—	$0.9	$1.8

Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(5.7)	(9.0)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at September 10, 2016	$—	$—	$3.5	$3.5
Other Restructuring Activities
During the 36 weeks ended September 10, 2016, the Company recorded restructuring costs of $6.3 million in connection with certain organizational changes made during fiscal 2016. The costs associated with these restructuring activities were recorded within the Company’s Corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income. The Company estimates another $4.0 million to $5.0 million of costs will be incurred during the fourth quarter of fiscal 2016 to complete these organizational changes.
During the 36 weeks ended September 10, 2016, the Company recorded restructuring costs of $0.3 million in connection with the Company’s decision to wind-down operations of its Cushe® brand. During the 36 weeks ended September 12, 2015, the Company recorded restructuring and impairment costs of $4.1 million related to its Cushe brand. These costs included $2.6 million related to indefinite-lived intangibles and $1.5 million in other restructuring costs. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 10, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$671.7	$146.7	$(214.7)	$603.7
Cost of goods sold	0.8	487.3	74.4	(196.4)	366.1
Restructuring costs	—	0.1	0.2	—	0.3
Gross profit (loss)	(0.8)	184.3	72.1	(18.3)	237.3
Selling, general and administrative expenses	8.3	126.6	50.8	(18.3)	167.4
Restructuring and impairment costs	—	0.7	0.2	—	0.9
Operating profit (loss)	(9.1)	57.0	21.1	—	69.0
Other expenses:
Interest expense (income), net	8.7	—	(0.1)	—	8.6
Debt extinguishment and other costs	0.5	—	—	—	0.5
Other expense (income), net	6.0	(6.0)	—	—	—
Total other expenses (income)	15.2	(6.0)	(0.1)	—	9.1
Earnings (loss) before income taxes	(24.3)	63.0	21.2	—	59.9
Income tax expense (benefit)	(12.4)	29.5	(5.4)	—	11.7
Earnings (loss) before equity in earnings (loss) of consolidated subsidiaries	(11.9)	33.5	26.6	—	48.2
Equity in earnings (loss) of consolidated subsidiaries	60.1	(4.8)	43.2	(98.5)	—
Net earnings	48.2	28.7	69.8	(98.5)	48.2
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$48.2	$28.7	$69.8	$(98.5)	$48.2

Comprehensive income	$46.5	$28.7	$66.3	$(95.0)	$46.5
Less: comprehensive income attributable to noncontrolling interest	0.4	—	0.4	(0.4)	0.4
Comprehensive income attributable to Wolverine World Wide, Inc.	$46.1	$28.7	$65.9	$(94.6)	$46.1

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 12 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$149.6	$1,016.0	$213.9	$(700.6)	$678.9
Cost of goods sold	108.3	860.7	121.2	(683.0)	407.2
Gross profit	41.3	155.3	92.7	(17.6)	271.7
Selling, general and administrative expenses	37.4	107.9	63.4	(17.7)	191.0
Restructuring and impairment costs	1.4	1.7	1.7	—	4.8
Operating profit	2.5	45.7	27.6	0.1	75.9
Other expenses:
Interest expense, net	9.0	—	—	—	9.0
Debt extinguishment and other costs	1.6	—	—	—	1.6
Other expense, net	—	0.3	0.2	—	0.5
Total other expenses	10.6	0.3	0.2	—	11.1
Earnings (loss) before income taxes	(8.1)	45.4	27.4	0.1	64.8
Income tax expense (benefit)	(3.4)	18.4	3.8	—	18.8
Earnings (loss) before equity in earnings of consolidated subsidiaries	(4.7)	27.0	23.6	0.1	46.0
Equity in earnings of consolidated subsidiaries	50.5	14.8	31.7	(97.0)	—
Net earnings	45.8	41.8	55.3	(96.9)	46.0
Less: net income attributable to noncontrolling interest	—	—	0.2	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$45.8	$41.8	$55.1	$(96.9)	$45.8

Comprehensive income	$32.3	$41.8	$41.9	$(83.2)	$32.8
Less: comprehensive loss attributable to noncontrolling interest	(1.3)	—	(0.8)	1.3	(0.8)
Comprehensive income attributable to Wolverine World Wide, Inc.	$33.6	$41.8	$42.7	$(84.5)	$33.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 10, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,980.4	$406.2	$(621.6)	$1,765.0
Cost of goods sold	4.1	1,428.6	205.1	(569.7)	1,068.1
Restructuring costs	0.3	3.7	0.2	—	4.2
Gross profit (loss)	(4.4)	548.1	200.9	(51.9)	692.7
Selling, general and administrative expenses	53.7	386.1	146.6	(51.9)	534.5
Restructuring and impairment costs	1.6	7.9	3.9	—	13.4
Operating (loss) profit	(59.7)	154.1	50.4	—	144.8
Other expenses:
Interest expense (income), net	25.4	(0.2)	(0.3)	—	24.9
Debt extinguishment and other costs	0.5	—	—	—	0.5
Other expense (income), net	6.4	(5.4)	—	—	1.0
Total other expenses (income)	32.3	(5.6)	(0.3)	—	26.4
Earnings (loss) before income taxes	(92.0)	159.7	50.7	—	118.4
Income taxes (benefit)	(38.5)	66.8	0.2	—	28.5
Earnings (loss) before equity in earnings of consolidated subsidiaries	(53.5)	92.9	50.5	—	89.9
Equity in earnings of consolidated subsidiaries	143.1	30.2	52.9	(226.2)	—
Net earnings	89.6	123.1	103.4	(226.2)	89.9
Less: net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$89.6	$123.1	$103.1	$(226.2)	$89.6

Comprehensive income	$86.3	$123.1	$103.2	$(226.0)	$86.6
Less: comprehensive income attributable to noncontrolling interest		—	0.3		0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$86.3	$123.1	$102.9	$(226.0)	$86.3

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
For the 36 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$418.9	$2,949.0	$587.4	$(2,014.9)	$1,940.4
Cost of goods sold	309.6	2,487.8	326.8	(1,963.3)	1,160.9
Gross profit	109.3	461.2	260.6	(51.6)	779.5
Selling, general and administrative expenses	127.6	323.1	185.8	(51.6)	584.9
Restructuring and impairment costs	2.9	2.9	1.7	—	7.5
Operating profit (loss)	(21.2)	135.2	73.1	—	187.1
Other expenses:
Interest expense (income), net	27.4	0.2	(0.1)	—	27.5
Debt extinguishment and other costs	1.6	—	—	—	1.6
Other expense (income), net	2.2	(0.6)	(0.3)	—	1.3
Total other expenses (income)	31.2	(0.4)	(0.4)	—	30.4
Earnings (loss) before income taxes	(52.4)	135.6	73.5	—	156.7
Income taxes (benefit)	(20.4)	53.0	12.8	—	45.4
Earnings (loss) before equity in earnings of consolidated subsidiaries	(32.0)	82.6	60.7	—	111.3
Equity in earnings of consolidated subsidiaries	143.2	53.9	93.8	(290.9)	—
Net earnings	111.2	136.5	154.5	(290.9)	111.3
Less: net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$111.2	$136.5	$154.4	$(290.9)	$111.2

Comprehensive income	$91.3	$136.5	$128.9	$(265.3)	$91.4
Less: comprehensive loss attributable to noncontrolling interest	(1.3)	—	(1.2)	1.3	(1.2)
Comprehensive income attributable to Wolverine World Wide, Inc.	$92.6	$136.5	$130.1	$(266.6)	$92.6

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 10, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$346.9	$1.8	$182.2	$—	$530.9
Accounts receivable, net	7.7	200.3	101.5	—	309.5
Inventories:
Finished products, net	—	350.6	95.0	—	445.6
Raw materials and work-in-process, net	—	3.1	8.9	—	12.0
Total inventories	—	353.7	103.9	—	457.6
Prepaid expenses and other current assets	9.3	20.8	12.5	—	42.6
Total current assets	363.9	576.6	400.1	—	1,340.6
Property, plant and equipment:
Gross cost	184.0	239.2	31.1	—	454.3
Accumulated depreciation	(143.4)	(146.9)	(15.2)	—	(305.5)
Property, plant and equipment, net	40.6	92.3	15.9	—	148.8
Other assets:
Goodwill	2.7	353.7	73.2	—	429.6
Indefinite-lived intangibles	—	679.3	6.3	—	685.6
Amortizable intangibles, net	0.1	87.0	—	—	87.1
Deferred income taxes	—	—	3.3	—	3.3
Other	51.3	9.0	3.7	—	64.0
Intercompany accounts receivable	22.2	3,465.8	614.2	(4,102.2)	—
Investment in affiliates	3,621.6	893.9	1,104.7	(5,620.2)	—
Total other assets	3,697.9	5,488.7	1,805.4	(9,722.4)	1,269.6
Total assets	$4,102.4	$6,157.6	$2,221.4	$(9,722.4)	$2,759.0

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 10, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32.3	$104.0	$31.7	$—	$168.0
Accrued salaries and wages	12.6	7.7	6.3	—	26.6
Other accrued liabilities	43.4	58.3	33.8	—	135.5
Current maturities of long-term debt	393.5	—	—	—	393.5
Borrowings under revolving credit agreements	—	—	1.2	—	1.2
Total current liabilities	481.8	170.0	73.0	—	724.8
Long-term debt, less current maturities	657.1	0.6	—	—	657.7
Accrued pension liabilities	93.8	17.6	—	—	111.4
Deferred income taxes	(75.5)	249.8	1.8	—	176.1
Other liabilities	25.6	19.3	3.4	—	48.3
Intercompany accounts payable	1,887.4	1,720.2	494.6	(4,102.2)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	1,032.2	3,980.1	1,640.1	(5,620.2)	1,032.2
Noncontrolling interest	—	—	8.5	—	8.5
Total stockholders’ equity	1,032.2	3,980.1	1,648.6	(5,620.2)	1,040.7
Total liabilities and stockholders’ equity	$4,102.4	$6,157.6	$2,221.4	$(9,722.4)	$2,759.0

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

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$49.5	$3.0	$143.9	$—	$196.4
Accounts receivable, net	104.1	136.2	134.3	—	374.6
Inventories:
Finished products, net	93.3	294.9	93.0	—	481.2
Raw materials and work-in-process, net	0.5	1.4	12.4	—	14.3
Total inventories	93.8	296.3	105.4	—	495.5
Deferred income taxes	12.8	14.0	1.2	—	28.0
Prepaid expenses and other current assets	10.3	18.5	10.9	—	39.7
Total current assets	270.5	468.0	395.7	—	1,134.2
Property, plant and equipment:
Gross cost	242.7	164.3	32.0	—	439.0
Accumulated depreciation	(189.6)	(84.8)	(20.3)	—	(294.7)
Property, plant and equipment, net	53.1	79.5	11.7	—	144.3
Other assets:
Goodwill	7.8	353.0	71.3	—	432.1
Indefinite-lived intangibles	3.8	674.9	9.2	—	687.9
Amortizable intangibles, net	0.5	101.2	0.1	—	101.8
Deferred income taxes	—	—	2.8	—	2.8
Other	52.9	17.4	3.8	—	74.1
Intercompany accounts receivable	22.1	2,742.4	640.3	(3,404.8)	—
Investment in affiliates	3,271.5	1,054.0	1,019.9	(5,345.4)	—
Total other assets	3,358.6	4,942.9	1,747.4	(8,750.2)	1,298.7
Total assets	$3,682.2	$5,490.4	$2,154.8	$(8,750.2)	$2,577.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets - continued
As of September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.8	$69.5	$58.8	$—	$183.1
Accrued salaries and wages	18.2	5.0	7.5	—	30.7
Other accrued liabilities	15.7	81.7	40.9	—	138.3
Current maturities of long-term debt	11.2	—	—	—	11.2
Total current liabilities	99.9	156.2	107.2	—	363.3
Long-term debt, less current maturities	802.8	0.6	—	—	803.4
Accrued pension liabilities	110.6	20.7	—	—	131.3
Deferred income taxes	(57.9)	274.7	2.8	—	219.6
Other liabilities	20.1	10.9	2.0	—	33.0
Intercompany accounts payable	1,683.4	1,112.2	609.2	(3,404.8)	—
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity	1,023.3	3,915.1	1,430.3	(5,345.4)	1,023.3
Noncontrolling interest	—	—	3.3	—	3.3
Total stockholders’ equity	1,023.3	3,915.1	1,433.6	(5,345.4)	1,026.6
Total liabilities and stockholders’ equity	$3,682.2	$5,490.4	$2,154.8	$(8,750.2)	$2,577.2

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 Weeks Ended September 10, 2016
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$110.9	$15.7	$16.6	$—	$143.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.9)	(25.3)	(3.2)	—	(34.4)
Investment in joint venture	—	—	(0.5)	—	(0.5)
Other	1.6	8.8	—	—	10.4
Net cash used in investing activities	(4.3)	(16.5)	(3.7)	—	(24.5)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements	—	—	1.2	—	1.2
Borrowings of long-term debt	250.0	—	—	—	250.0
Payments on long-term debt	(5.7)	—	—	—	(5.7)
Payments of debt issuance costs	(3.4)	—	—	—	(3.4)
Cash dividends paid	(17.7)	—	—	—	(17.7)
Purchase of common stock for treasury	(11.4)	—	—	—	(11.4)
Purchases of shares under employee stock plans	(4.7)	—	—	—	(4.7)
Proceeds from the exercise of stock options	5.6	—	—	—	5.6
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Contributions from noncontrolling interests	—	—	2.2	—	2.2
Net cash provided by financing activities	213.1	—	3.4	—	216.5
Effect of foreign exchange rate changes	—	—	1.6	—	1.6
Increase (decrease) in cash and cash equivalents	319.7	(0.8)	17.9	—	336.8
Cash and cash equivalents at beginning of the year	27.2	2.6	164.3	—	194.1
Cash and cash equivalents at end of the period	$346.9	$1.8	$182.2	$—	$530.9

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
For the 36 Weeks Ended September 12, 2015
(Unaudited)

(In millions)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$146.4	$19.2	$(55.8)	$—	$109.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(10.5)	(14.2)	(3.9)	—	(28.6)
Other	1.0	(5.3)	—	—	(4.3)
Net cash used in investing activities	(9.5)	(19.5)	(3.9)	—	(32.9)
FINANCING ACTIVITIES
Borrowings of long-term debt	450.0	—	—	—	450.0
Payments on long-term debt	(525.2)	—	—	—	(525.2)
Payments of debt issuance costs	(2.4)	—	—	—	(2.4)
Cash dividends paid	(18.3)	—	—	—	(18.3)
Purchase of common stock for treasury	(12.6)	—	—	—	(12.6)
Purchases of shares under employee stock plans	(7.6)	—	—	—	(7.6)
Proceeds from the exercise of stock options	12.8	—	—	—	12.8
Excess tax benefits from stock-based compensation	4.5	—	—	—	4.5
Net cash used in financing activities	(98.8)	—	—	—	(98.8)
Effect of foreign exchange rate changes	—	—	(5.5)	—	(5.5)
Increase (decrease) in cash and cash equivalents	38.1	(0.3)	(65.2)	—	(27.4)
Cash and cash equivalents at beginning of the year	11.4	3.3	209.1	—	223.8
Cash and cash equivalents at end of the period	$49.5	$3.0	$143.9	$—	$196.4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s brands are marketed in approximately 200 countries and territories at September 10, 2016, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 10, 2016, the Company operated 344 retail stores in the United States and Canada and 56 consumer-direct websites.
2016 FINANCIAL OVERVIEW

•
Revenue was $603.7 million for the third quarter of fiscal 2016, representing a decline of 11.1% versus the third quarter of fiscal 2015. The change in revenue reflected a 13.3% decline from the Outdoor & Lifestyle Group, a 9.0% decline from the Boston Group, a 1.5% decline from the Heritage Group and a 16.1% decline from the Multi-Brand Group. Revenue was negatively impacted by a challenging U.S. retail environment, the closure of Company retail stores, the exit of the Cushe® business and unfavorable foreign exchange rates.

•	Gross margin declined 70 basis points to 39.3% in the third quarter of fiscal 2016 driven by unfavorable foreign currency rates.

•
The effective tax rate in the third quarter of fiscal 2016 was 19.5% compared to 29.0% in the third quarter of fiscal 2015. The lower effective tax rate in the current year period reflects changes in income between tax jurisdictions with differing tax rates and favorable discrete items in the current year.

•	Diluted earnings per share for the third quarter of fiscal 2016 and the third quarter of fiscal 2015 was $0.49 per share and $0.44 per share, respectively.

•	The Company repurchased 417,816 shares during the quarter at an average price of $23.55 per share.

•	Inventory declined 7.6% in the third quarter of fiscal 2016 versus the prior year.

•	The Company declared cash dividends of $0.06 per share in both the third quarter of fiscal 2016 and fiscal 2015.

RESULTS OF OPERATIONS

	12 Weeks Ended			36 Weeks Ended
(In millions, except per share data)	September 10, 2016	September 12, 2015	Percent Change	September 10, 2016	September 12, 2015	Percent Change
Revenue	$603.7	$678.9	(11.1)%	$1,765.0	$1,940.4	(9.0)%
Cost of goods sold	366.1	407.2	(10.1)	1,068.1	1,160.9	(8.0)
Restructuring costs	0.3	—	—	4.2	—	—
Gross profit	237.3	271.7	(12.7)	692.7	779.5	(11.1)
Selling, general and administrative expenses	167.4	191.0	(12.4)	534.5	584.9	(8.6)
Restructuring and impairment costs	0.9	4.8	(81.3)	13.4	7.5	78.7
Operating profit	69.0	75.9	(9.1)	144.8	187.1	(22.6)
Interest expense, net	8.6	9.0	(4.4)	24.9	27.5	(9.5)
Debt extinguishment and other costs	0.5	1.6	(68.8)	0.5	1.6	(68.8)
Other expense, net	—	0.5	(100.0)	1.0	1.3	(23.1)
Earnings before income taxes	59.9	64.8	(7.6)	118.4	156.7	(24.4)
Income tax expense	11.7	18.8	(37.8)	28.5	45.4	(37.2)
Net earnings	48.2	46.0	4.8	89.9	111.3	(19.2)
Less: net earnings attributable to noncontrolling interest	—	0.2	(100.0)	0.3	0.1	200.0
Net earnings attributable to Wolverine World Wide, Inc.	$48.2	$45.8	5.2%	$89.6	$111.2	(19.4)%

Diluted earnings per share	$0.49	$0.44	11.4%	$0.91	$1.08	(15.7)%
REVENUE
Revenue was $603.7 million for the third quarter of fiscal 2016, a decrease of 11.1% from the third quarter of fiscal 2015. The change in revenue reflected a 13.3% decline from the Outdoor & Lifestyle Group, a 9.0% decline from the Boston Group, a 1.5% decline from the Heritage Group and a 16.1% decline from the Multi-Brand Group. Revenue was negatively impacted by a challenging U.S. retail environment which resulted in higher inventories at key retail partners, lower consumer traffic and lower spending in the Company’s brick and mortar retail stores. Revenue was also lower as a result of the closure of Company retail stores ($9.7 million) and the exit of the Cushe® business ($4.3 million). Changes in foreign exchange rates decreased reported revenues by approximately $4.1 million for the third quarter of fiscal 2016.
Revenue was $1,765.0 million for the first three quarters of fiscal 2016, a decrease of 9.0% from the first three quarters of fiscal 2015. The change in revenue reflected a decline of 7.8% from the Outdoor & Lifestyle Group, a 9.7% decline from the Boston Group, a 6.4% decline from the Heritage Group and a 12.3% decline from the Multi-Brand Group. Revenue growth was negatively impacted by the closure of Company retail stores ($21.4 million) and the exit of the Cushe® business ($10.1 million). Changes in foreign exchange rates decreased reported revenues by approximately $13.0 million for the first three quarters of fiscal 2016.
GROSS MARGIN
Gross margin was 39.3% in the third quarter of fiscal 2016 compared to 40.0% in the third quarter of fiscal 2015. Gross margin was negatively impacted by unfavorable foreign currency rates.
Gross margin was 39.2% for the first three quarters of fiscal 2016 compared to 40.2% in the first three quarters of fiscal 2015. The decline in gross margin was driven by unfavorable foreign currency (100 basis points) and higher restructuring costs (30 basis points), which were partially offset by favorable product costs (30 basis points).
OPERATING EXPENSES
Operating expenses decreased $27.5 million, from $195.8 million in the third quarter of fiscal 2015 to $168.3 million in the third quarter of fiscal 2016. The decrease was driven by lower advertising costs ($6.9 million), lower selling costs ($5.4 million), lower retail store operating costs ($5.2 million), lower pension expense ($3.9 million), lower restructuring and impairment expenses ($3.9 million) and lower incentive compensation costs ($2.3 million). Changes in foreign exchange rates decreased operating expenses by approximately $1.4 million for the third quarter of fiscal 2016.

Operating expenses decreased $44.5 million, from $592.4 million in the first three quarters of fiscal 2015 to $547.9 million in the first three quarters of fiscal 2016. The decrease was driven by lower retail store operating costs ($12.6 million), lower pension expense ($12.0 million), lower advertising costs ($11.6 million), lower selling costs ($11.5 million) and lower incentive compensation costs ($6.0 million), which were partially offset by higher restructuring and impairment expenses ($5.9 million). Changes in foreign exchange rates decreased operating expenses by approximately $4.4 million for the first three quarters of fiscal 2016.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.6 million in the third quarter of fiscal 2016 compared to $9.0 million in the third quarter of fiscal 2015. Net interest expense was $24.9 million in the first three quarters of fiscal 2016 compared to $27.5 million in the first three quarters of fiscal 2015. The decrease in interest expense in both periods was primarily driven by higher interest income and benefits of the third quarter fiscal 2015 debt refinancing.
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
The Company’s effective tax rate was 19.5% in the third quarter of fiscal 2016, compared to 29.0% in the third quarter of fiscal 2015. The Company’s effective tax rate was 24.1% in the first three quarters of fiscal 2016, compared to 29.0% in the first three quarters of fiscal 2015. The lower effective tax rate in the current year periods reflects changes in income between tax jurisdictions with differing tax rates and certain favorable discrete items in the current year.
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
The current quarter and prior year reportable operating segment results are as follows:

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015	Change	Percent Change	September 10, 2016	September 12, 2015	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$219.1	$252.7	$(33.6)	(13.3)%	$639.8	$694.1	$(54.3)	(7.8)%
Wolverine Boston Group	202.4	222.3	(19.9)	(9.0)	629.7	697.3	(67.6)	(9.7)
Wolverine Heritage Group	86.0	87.3	(1.3)	(1.5)	232.0	247.9	(15.9)	(6.4)
Wolverine Multi-Brand Group	80.5	95.9	(15.4)	(16.1)	218.6	249.3	(30.7)	(12.3)
Other	15.7	20.7	(5.0)	(24.2)	44.9	51.8	(6.9)	(13.3)
Total	$603.7	$678.9	$(75.2)	(11.1)%	$1,765.0	$1,940.4	$(175.4)	(9.0)%

	12 Weeks Ended				36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015	Change	Percent Change	September 10, 2016	September 12, 2015	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$43.2	$59.8	$(16.6)	(27.8)%	$126.7	$150.4	$(23.7)	(15.8)%
Wolverine Boston Group	30.7	29.7	1.0	3.4	89.3	106.3	(17.0)	(16.0)
Wolverine Heritage Group	13.3	14.8	(1.5)	(10.1)	30.1	37.6	(7.5)	(19.9)
Wolverine Multi-Brand Group	5.9	7.2	(1.3)	(18.1)	7.1	9.7	(2.6)	(26.8)
Other	1.4	1.8	(0.4)	(22.2)	3.5	4.1	(0.6)	(14.6)
Corporate	(25.5)	(37.4)	11.9	31.8	(111.9)	(121.0)	9.1	7.5
Total	$69.0	$75.9	$(6.9)	(9.1)%	$144.8	$187.1	$(42.3)	(22.6)%
Further information regarding the reportable operating segments can be found in Note 13 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $33.6 million, or 13.3%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Changes in foreign exchange rates decreased third quarter of fiscal 2016 revenues by approximately $3.4 million. The reported revenue decrease resulted from the exit of the Cushe® business ($4.3 million), a high teens revenue decline for Merrell® , a high single-digit decrease for Cat® footwear, a high single digit decrease for Hush Puppies®, partially offset by a low thirties revenue increase for Chaco®. The Outdoor & Lifestyle Group’s revenue decreased $54.3 million, or 7.8%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. Changes in foreign exchange rates decreased the first three quarters of fiscal 2016 revenues by approximately $9.3 million. The reported revenue decrease resulted from the exit of the Cushe® business ($10.1 million), a high single-digit revenue decline for Merrell® and a low teens decrease for Cat® footwear and Hush Puppies®, partially offset by a mid twenties revenue increase for the Chaco® brand.
The Merrell® revenue decrease in both periods was due to lower demand reflecting continuing challenges in the U.S. retail environment from high customer inventories, bankruptcies, the strategic decision to exit the wholesale channel for apparel and changes in foreign exchange rates, partially offset by a low thirties growth rate for eCommerce. The Cat® footwear revenue decrease in both periods was due to lower demand in the U.S. and EMEA due to a soft retail market, declines in the oil industry and changes in foreign exchange rates. The Hush Puppies® revenue decrease in both periods was due to changes in foreign exchange rates, fewer closeout sales due to leaner inventories and lower demand within Europe. The Chaco® revenue increase in both periods resulted from strong brand momentum and consumer engagement resulting in increased shipments.
The Outdoor & Lifestyle Group’s operating profit decreased $16.6 million, or 27.8%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The Outdoor & Lifestyle Group’s operating profit decreased $23.7 million, or 15.8%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The change in both periods reflects higher operating profit from Chaco® due to increased revenues and better gross margins from product costing improvements, which was more than offset by the revenue declines within the other brands.
Wolverine Boston Group
The Boston Group’s revenue decreased $19.9 million, or 9.0%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Changes in foreign exchange rates reduced third quarter of fiscal 2016 revenues by approximately $0.6 million. The reported revenue decrease included a mid teens revenue decrease for Saucony®, a mid single-digit revenue decline for Sperry® and a mid single-digit revenue decrease for Keds®. The Boston Group’s revenue decreased $67.6 million, or 9.7%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. Changes in foreign exchange rates reduced the first three quarters of fiscal 2016 revenues by approximately $2.8 million. The reported revenue decrease included a low-teens revenue decline for Sperry®, a high single-digit revenue decrease for Saucony® and a mid single-digit revenue decrease for Keds®.
The Sperry® decrease in both periods was due to lower demand for its boat shoe and certain other casual products partially offset by growth in boots. The Saucony® decrease in both periods included lower demand within the U.S. due to higher inventories at key customers, domestic retail bankruptcies and the negative impact of foreign exchange rates, partially offset by growth in Europe.

The Keds® decrease in both periods was due to lower demand for its core Champion product in the U.S. market, partially offset by growth in Latin America and Asia.
The Boston Group’s operating profit increased $1.0 million, or 3.4%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due primarily to increased profitability from Sperry® and Keds® due to higher gross margins and lower advertising expenses partially offset by lower revenues, and lower gross margins for Saucony®. The Boston Group’s operating profit decreased $17.0 million, or 16.0%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The lower year-to-date operating profit was driven by lower revenues and lower gross margins due to unfavorable foreign currency contracts and incremental closeout sales for Saucony®.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $1.3 million, or 1.5%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The reported revenue decrease included a mid teens revenue decline for Wolverine®, partially offset by a low fifties revenue increase for Bates®. The Heritage Group’s revenue decreased $15.9 million, or 6.4%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The reported revenue decrease included a mid teens revenue decline for Wolverine® and a mid teens revenue decline for Harley-Davidson®, partially offset by a low twenties revenue increase for Bates®.
The revenue decrease for Wolverine® in both periods was attributable to lower demand within the U.S. due to a soft U.S. retail market and declines in the oil industry. The Harley-Davidson® revenue decline in the first three quarters of fiscal 2016 was driven by a decline in U.S. motorcycle sales. The Bates® increase in both periods was driven by increases in military contract awards.
The Heritage Group’s operating profit decreased $1.5 million, or 10.1%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The Heritage Group’s operating profit decreased $7.5 million, or 19.9%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The decreases in both periods were attributable to the revenue decline and lower gross margin for Bates® and Harley-Davidson®. The gross margin decline for Bates® was due to a higher percentage of low margin Department of Defense contract business and the gross margin decline for Harley-Davidson® was due to unfavorable product mix.
Wolverine Multi-Brand Group
The Multi-Brand Group revenue decreased $15.4 million, or 16.1%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and decreased $30.7 million, or 12.3%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The decrease in both periods was due to store closures, lower traffic and lower wholesale closeout sales.
The Multi-Brand Group’s operating profit decreased $1.3 million, or 18.1%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and decreased $2.6 million, or 26.8%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The decrease in both periods was due to lower gross margins resulting from higher promotions, partially offset by lower operating expenses due to store closures.
Other
The Other category’s revenues decreased $5.0 million, or 24.2%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and decreased $6.9 million, or 13.3%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The decreases in both periods were primarily due to decreased demand within the performance leathers business and lower third party sourcing commissions.
Corporate
Corporate expenses were $25.5 million in the third quarter of fiscal 2016 compared to $37.4 million in the third quarter of fiscal 2015. The $11.9 million decrease was driven by lower pension expense ($3.9 million), lower restructuring and impairment expenses ($3.6 million) and lower incentive compensation costs ($2.3 million).
Corporate expenses were $111.9 million in the first three quarters of fiscal 2016 compared to $121.0 million in the first three quarters of fiscal 2015. The $9.1 million decrease was driven by lower pension expense ($12.0 million) and lower incentive compensation costs ($6.0 million), partially offset by higher restructuring and impairment costs ($10.1 million).

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 10, 2016		January 2, 2016	September 12, 2015
Cash and cash equivalents	$530.9		$194.1	$196.4
Debt (1)	1,052.4	(3)	809.8	814.6
Borrowings under revolving credit agreements	1.2		—	—
Available Revolving Credit Facility (2)	497.4		496.2	496.4

(1)	Amounts include long-term debt less unamortized debt issuance costs, borrowings under the revolving credit agreements and a capital lease.

(2)	Amounts shown are net of outstanding letters of credit, which reduce availability under the Revolving Credit Facility.

(3)
The debt balance at September 10, 2016 includes the $250.0 million Senior Notes issuance on August 30, 2016. Subsequent to the end of the third quarter, the Company used these proceeds and additional borrowings on Term Loan A to redeem the $375.0 million Public Bonds.

	36 Weeks Ended
(In millions)	September 10, 2016	September 12, 2015
Net cash provided by operating activities	$143.2	$109.8
Net cash used in investing activities	(24.5)	(32.9)
Net cash provided by (used in) financing activities	216.5	(98.8)
Additions to property, plant and equipment	34.4	28.6
Depreciation and amortization	30.0	32.8
Liquidity
Cash and cash equivalents of $530.9 million as of September 10, 2016 were $334.5 million higher compared to September 12, 2015. The increase includes the proceeds from the $250.0 million Senior Notes issuance on August 30, 2016. The Company had $497.4 million of borrowing capacity available under the Revolving Credit Facility as of September 10, 2016. Cash and cash equivalents located in foreign jurisdictions totaled $182.0 million as of September 10, 2016. The Company intends to permanently reinvest cash in these foreign locations.
Subsequent to the end of the third quarter of fiscal 2016, on September 15, 2016, the Company executed an amendment to the Credit Agreement, which increased the outstanding principal balance of Term Loan A by $150.0 million, and increased the amount the Company can borrow under the Revolving Credit Facility by $100.0 million.
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
For the first three quarters of fiscal 2016, an increase in net working capital represented a use of cash of $0.5 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $12.7 million and a decrease in accounts payable of $34.7 million, which were partially offset by an increase in other operating liabilities of $29.5 million and a decrease in inventories and other operating assets of $8.3 million and $10.1 million, respectively.
Investing Activities
The Company made capital expenditures of $34.4 million in the first three quarters of fiscal 2016 compared to $28.6 million in the first three quarters of fiscal 2015. The majority of the capital expenditures in the first three quarters of fiscal 2016 and fiscal 2015 were for building improvements, information system enhancements, and retail store investments. The increase in expenditures during the first three quarters of fiscal 2016 is due primarily to building improvements for the Company’s new Boston office.
Financing Activities
As of September 10, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.

The Company’s debt at September 10, 2016 totaled $1,052.4 million compared to $809.8 million at January 2, 2016. The increase is due to the $250.0 million Senior Notes issuance on August 30, 2016. Subsequent to the end of the third quarter of fiscal 2016, the Company redeemed the $375.0 million Public Bonds and increased the principal balance of Term Loan A by $150.0 million. The net increase to the Company’s long-term debt for these transactions was $25.0 million.
Due to the early redemption of the Public Bonds, the Company estimates that it will incur debt extinguishment costs of approximately $18.0 million in the fourth quarter of fiscal 2016. This amount includes a $13.1 million early redemption premium and the write-off of the unamortized balance of the deferred financing fees related to the original debt issuance.
The Company repurchased $15.8 million of shares during the first three quarters of fiscal 2016 and $12.6 million of shares during the first three quarters of fiscal 2015. The Company may purchase up to an additional $290.6 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $4.7 million of shares in the first three quarters of fiscal 2016 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.8 million and $6.1 million, for the third quarter of fiscal 2016 and fiscal 2015, respectively. The 2016 dividend is payable on November 1, 2016 to shareholders of record on October 3, 2016.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At September 10, 2016 and September 12, 2015, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $161.4 million and $194.0 million, respectively, with maturities ranging up to 335 and 356 days, respectively.
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

Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At September 10, 2016, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $4.4 million from their value at January 2, 2016. At September 12, 2015, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $21.0 million from their value at January 3, 2015.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 10, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $2.6 million under the Revolving Credit Facility and $1.2 million in borrowings under foreign revolving line of credit facilities. The Company’s total variable-rate debt was $439.9 million at September 10, 2016 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $249.1 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 10, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of fiscal 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 19, 2016 to July 16, 2016)
Common Stock Repurchase Program(1)	—	$—	—	$101,401,471
Employee Transactions(2)	20,616	20.77	—
Period 8 (July 17, 2016 to August 13, 2016)
Common Stock Repurchase Program(1)	18,185	23.76	18,185	$100,969,428
Employee Transactions(2)	10,134	24.36	—
Period 9 (August 14, 2016 to September 10, 2016)
Common Stock Repurchase Program(1)	399,631	23.54	399,631	$290,592,027
Employee Transactions(2)	—	—	—
Total for Quarter Ended September 10, 2016
Common Stock Repurchase Program(1)	417,816	$23.55	417,816	$290,592,027
Employee Transactions(2)	30,750	21.95	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2014. This program, which was terminated on August 8, 2016, authorized the repurchase of up to $200 million of common stock. On August 8, 2016, the Company's Board of Directors approved a new common stock repurchase program that authorizes the repurchase of up to $300 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement.

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

WOLVERINE WORLD WIDE, INC.

October 19, 2016	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

October 19, 2016	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

4.1
Senior Notes Indenture, dated as of August 30, 2016 among Wolverine World Wide, Inc., the guarantors listed on the signature pages therein, and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2016.

10.1
First Amendment, dated September 15, 2016, to the Amended and Restated Credit Agreement, dated July 13, 2015, among Wolverine World Wide, Inc., as parent borrower, the several banks and other financial institutions or entities from time to time parties thereto, the several agents and other financial institutions or entities from time to time parties thereto, J.P. Morgan Europe Limited, as foreign currency agent, and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed on September 19, 2016.

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