Form 10-K
period 2016-12-31
WOLVERINE WORLD WIDE INC /DE/
filed 2017-02-28
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☑                                                                                        Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 17, 2016, the last business day of the registrant’s most recently completed second fiscal quarter: $1,930,843,778. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 17, 2017: 96,727,473.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 4, 2017 are incorporated by reference into Part III of this report.

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

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	foreign currency exchange rate fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for owned and contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•
the failure of the U.S. Department of Defense to exercise future purchase options or award new contracts, or the cancellation or modification of existing contracts by the U.S. Department of Defense or other military purchasers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to the expanding into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	increase in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the success of the Company’s consumer-direct realignment initiatives; and

•	changes in future pension funding requirements and pension expenses.
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
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer and marketer of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, children’s footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 200 countries and territories through owned operations in the United States ("U.S."), Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
Today, the Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Sperry®, Stride Rite® and Wolverine®. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Keds® apparel; Saucony® apparel; Sperry® apparel; and Stride Rite® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear and Sebago® footwear and apparel;

•	Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel;

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•	Wolverine Multi-Brand Group, consisting of Stride Rite® footwear and apparel and the Company's multi-brand consumer-direct businesses.
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
The Company’s Global Operations Group is responsible for manufacturing, sourcing, distribution, logistics and customer support. The Company directly sells its products in the U.S., Canada and certain countries in Europe to a wide range of customers, including department stores, national chains, catalog retailers, specialty retailers, mass merchants and internet retailers, and to governments and municipalities.
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
The Company's operating segments and related brands are described in more detail below.

1.	Wolverine Outdoor & Lifestyle Group
Merrell®: Merrell® products (footwear/apparel/accessories) are created to empower amazing outdoor lives. Known for quality, durability, versatility and comfort, Merrell® is focused on delivering gear with compelling technologies, performance features and inspired styling for use both on the trail and around town. Merrell® footwear offers an assortment of products in strategic categories such as technical hike, trail, run, outdoor fitness, lifestyle and work for both men and women. Merrell® footwear is sold in outdoor specialty retailers, sporting goods chains, department stores, internet and catalog retailers as well as Merrell® stores and an eCommerce site. Merrell® apparel and accessories extend to an active outdoor lifestyle with a versatile line of apparel built for both performance and lifestyle. Merrell® apparel features stylized lifestyle silhouettes built with the technical, high performance, weather fighting materials that consumers expect from a premium outdoor brand. Merrell® also markets accessories including technical duffels and backpacks.
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

2.	Wolverine Boston Group
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
Saucony®: Saucony® is a leading performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the biomechanical needs of runners while maximizing comfort and protection, bringing to market innovations such as: EVERUN®, a cushioning technology system; PowerGrid™ and PWRGRID+™ midsole technologies; Sauc-Fit®, ComfortLite Sock Liner™, HydraMAX™ and ISO-Fit™ upper technologies; and iBR+™ and XT-900™ outsole material innovations. Saucony® offers five categories of footwear products – technical, race, trail, Life on the Run and lifestyle "Originals". Saucony® also offers the Total Run System™, a complete line of performance running apparel. Through the Find Your Strong™ brand platform, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty, sporting goods retailers, as well as Saucony® stores and an eCommerce site.
Keds®: Keds® is an authentic casual lifestyle brand brought to life in 1916 with its simple, yet chic take on canvas footwear. Emerging from its popularity came the iconic Champion® sneaker, a shoe that soon ignited a style revolution, popularized by everyone from fashion icons to the girl next door. Today, Keds® remains a true American brand, rooted in female empowerment and fueled by a passion for inspiring a new generation of ladies. The brand’s product architecture targets young women consumers with both core offerings and seasonal iterations featuring updated prints, patterns, materials and constructions on lace-up and slip-on silhouettes, all designed specifically for a woman’s foot. Keds® continues to inspire loyalty through purposeful, innovative and classic, yet modernized footwear and its unwavering support for putting ladies first.

3.	Wolverine Heritage Group
Wolverine®: The Wolverine® brand offers high-quality boots and shoes that incorporate innovative technologies to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in three categories: (i) work and industrial; (ii) rugged outdoor for hunting; and (iii) lifestyle and heritage. The development of DuraShocks®, MultiShox®, Wolverine Fusion® and Wolverine Compressor® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of footwear with a focus on comfort. The Wolverine® work product line targets industrial workers and focuses on work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® rugged outdoor product lines incorporate DuraShocks® and other technologies and comfort features into products designed for outdoor sport use and to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The brand's lifestyle and heritage line targets consumers that have active lifestyles. The brand also markets a line of work and rugged casual Wolverine® brand apparel, and licenses its Wolverine® brand for use on eyewear, gloves and socks.
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

4.	Wolverine Multi-Brand Group
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
Other Businesses
In addition to its reportable segments, the Company also operates a performance leather business.
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

•	The Company uses a network of independent Shoemobile® distribution outlets to distribute certain of the Company’s work and occupational footwear brands at industrial facilities.

•	The Company solicits all branches of the U.S. military and submits bids for contracts to supply specific footwear products.

•	The Company also operates brick and mortar retail stores and eCommerce websites.
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2016 or fiscal 2015.
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue (and taking into consideration the 16 weeks or 17 weeks included in the Company’s fiscal fourth quarter versus the 12 weeks included in each of the first three fiscal quarters). Beginning in fiscal 2017, the Company's fiscal year will be comprised of four 13 week quarters. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal free cash flow and, as needed, the Revolving Credit Facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in certain countries in South America and Asia, as well as in Mexico. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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
Order Backlog
At February 11, 2017, the Company had an order backlog of approximately $980 million compared to an order backlog of approximately $1,024 million at February 13, 2016. Substantially all of the backlog relates to orders for products expected to ship in fiscal 2017. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
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
Employees
As of December 31, 2016, the Company had approximately 5,860 domestic and foreign production, office and sales employees. Approximately 45 employees were covered by a single union contract that expires on March 31, 2018. The Company presently considers its employee relations to be good.
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
The Company’s operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global economic conditions. Disposable income and consumer spending may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates, declines in consumer confidence or other factors. A decline in disposable income and consumer spending could adversely affect demand for the Company’s products.
The Company operates in competitive industries and markets.
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and consumer-direct footwear and apparel companies. Many of the Company’s competitors have greater resources and larger customer and consumer bases, are able to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences will affect its future sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.
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
The Company’s ability to effectively manage its inventories and accurately forecast demand are important factors in its operations. Inventory shortages can impede the Company’s ability to meet demand, adversely affect the timing of shipments to customers and, consequently, adversely affect business relationships with retail customers, diminish brand loyalty and decrease sales.
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
All of the Company’s products manufactured overseas and imported into the U.S., Canada, the European Union and other countries are subject to customs duties collected by customs authorities. The customs information submitted by the Company is routinely subject to review by customs authorities and any such review might result in the assessment of additional duties or penalties. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions, the loss of most favored nation trading status or other trade restrictions may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and adversely affect its sales and profitability.
Foreign currency exchange rate fluctuations could adversely impact the Company’s business.
Foreign currency exchange rate fluctuations affect the Company’s revenue and profitability. Changes in foreign currency exchange rates may impact the Company’s financial results positively or negatively in any given period, which may make it difficult to compare the Company’s operating results from different periods. Foreign currency exchange rate fluctuations may also adversely impact third parties that manufacture the Company’s products by increasing their costs of production and raw materials and making such costs more difficult to finance, thereby raising prices for the Company, its distributors and its licensees. The Company’s hedging strategy may not successfully mitigate the Company’s foreign currency exchange rate risk. For a more detailed discussion of the risks related to foreign currency exchange rate fluctuations, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, our foreign subsidiaries purchase products in U.S. dollars and the cost of those products will vary depending on the applicable foreign currency exchange rate, which will impact the price charged to customers. The Company’s foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers and in turn, impacts the amount of royalties paid to the Company in U.S. dollars. As the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. Although the Company typically has sought to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on the Company’s business and results of operations.
Significant capacity constraints, production disruptions, quality issues, price increases and other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly in the Asia Pacific region. As is common in the footwear and apparel industry, the Company does not have long-term contracts with its third-party manufacturers. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reductions in the availability of production capacity, failures to meet production deadlines, failure to make products that meet applicable quality standards, or increases in manufacturing costs. The Company’s future results depend partly on its ability to maintain its relationships with third-party manufacturers.
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
Increases in the cost of raw materials, labor and services could adversely affect the Company’s results of operations.
The Company’s ability to competitively price its products and, as a result, its operating results are dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, insurance and health care. The cost of commodities, equipment, services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company.

Increases in costs for commodities, equipment, services and materials used in production could have a negative impact on the Company’s results of operations and financial position.
The Company purchases pigskin hides for its leathers operations from a single domestic source pursuant to short-term contracts. If this source fails to continue to supply the Company with raw pigskin or supplies the Company with raw pigskin on less favorable terms, the Company’s cost of raw materials for its leathers operations could increase and, as a result, have a negative impact on the Company’s results of operations and financial position.
Labor disruptions could adversely affect the Company’s business.
The Company’s business depends on its ability to source and distribute products in a timely and cost-effective manner. Labor disputes at or that affect independent factories where the Company’s goods are produced, shipping ports, such as the 2015 labor dispute at west coast U.S. ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business, particularly if these disputes result in work slowdowns, stoppages, lockouts, strikes or other disruptions. Any such disruption may have a material adverse effect on the Company’s business by potentially resulting in inventory shortages, delayed or canceled orders by customers and unanticipated inventory accumulation, and may negatively impact the Company’s results of operations and financial position.
A significant reduction in wholesale customer purchases of the Company’s products, wholesale customers seeking more favorable terms or failure of wholesale customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success is directly dependent on its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its wholesale customers. Sales to the Company’s wholesale customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the wholesale customers. Failure to fill wholesale customers’ orders in a timely manner could harm the Company’s relationships with its wholesale customers. Furthermore, if any of the Company’s major wholesale customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these wholesale customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
The Company sells its products to wholesale customers and extends credit based on an evaluation of each wholesale customer’s financial condition. The financial difficulties of a wholesale customer could cause the Company to stop doing business with that wholesale customer or reduce its business with that wholesale customer. The Company’s inability to collect from its wholesale customers or a cessation or reduction of sales to certain wholesale customers because of credit concerns could have an adverse effect on the Company’s business, results of operations and financial position.
Retail consolidation could lead to fewer wholesale customers, wholesale customers seeking more favorable price, payment or other terms from the Company and a decrease in the number of stores that carry the Company’s products. In addition, changes in the channels of distribution, such as the continued growth of eCommerce and related competitive pressures, and the sale of private label products by major retailers, could have an adverse effect on the Company’s results of operations and financial position.
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

Expanding the Company’s brands into new markets and product categories and re-aligning its consumer-direct operations may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands and business.
As part of the Company’s growth strategy, it seeks to enhance the positioning of its brands, to extend its brands into complementary product categories and to expand geographically. There can be no assurance that the Company will be able to successfully implement any or all of these growth strategies, and unsuccessful efforts to do so could have an adverse effect on its results of operations and financial position.
Part of the future growth and profitability of the Company’s consumer-direct operations is significantly dependent on the Company’s ability to close underperforming stores and successfully develop its eCommerce and mobile platforms. The Company cannot be sure whether its eCommerce and mobile platforms will be successful, whether it will be able to terminate existing store leases in a cost-effective manner, or whether it will recapture lost sales from closed retail store locations through its wholesale, eCommerce or mobile businesses. The closure of stores and the failure to recapture sales from closed retail store locations could adversely impact the Company’s operations and financial position.
Unseasonable or extreme weather conditions could adversely affect the Company’s results of operations.
The Company markets and sells footwear and apparel suited for specific seasons, such as sandals and flats for the summer season and boots for the winter season. If the weather conditions for a particular season vary significantly from those typical for that season, such as an unusually cold and rainy summer or an unusually warm and dry winter, consumer demand for seasonally appropriate products could be adversely affected. Lower demand for seasonally appropriate products may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are highly dependent on future weather conditions and its ability to react to changes in weather conditions.
Extreme weather conditions can also adversely impact the Company’s business, results of operations and financial position. If extreme weather events forced closures of, or disrupted operations at, distribution centers maintained by the Company or third parties, the Company could incur higher costs and experience longer lead times to distribute its products on a timely basis to the Company’s retail stores, wholesale customers or eCommerce consumers. In addition, consumer traffic may be reduced as a result of extreme weather conditions and a decrease in shopping traffic could have an adverse effect on the Company’s results of operations and financial position.
Changes in general economic conditions and/or the credit markets affecting our distributors, suppliers and retailers could adversely affect the Company’s results of operations and financial position.
Changes in general economic conditions and/or the credit markets could adversely impact the Company’s future results of operations and financial position. Negative trends in global economic conditions may adversely impact our third-party distributors’, suppliers’ and retailers’ ability to meet their obligations to provide the Company with the materials and services it needs at the prices, terms or levels as such third-parties have historically, which could adversely impact the Company’s ability to meet our consumers’ demands and, in turn, our results of operations and financial position.
In addition, if the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results.
Unfavorable findings resulting from a government audit could subject the Company to a variety of penalties and sanctions, and could negatively impact its future revenues.
The U.S. government has the right to audit the Company’s performance under the Company’s government contracts. If an audit by the U.S. government discovers improper or illegal activities, the Company could be subject to civil and criminal penalties and administrative sanctions, including termination of the Company’s contracts with the U.S. government, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government or any of its agencies. The Company could also suffer serious harm to its reputation if the U.S. government alleges that the Company acted in an improper or illegal manner, whether or not any such allegations have merit. If, as the result of an audit by the U.S. government or for any other reason, the Company is suspended or barred from contracting with the U.S. government generally, or any of its agencies, if the Company’s reputation or relationship with government agencies is impaired, or if the U.S. government otherwise ceases doing business with the Company or significantly decreases the amount of business it does with the Company, the Company’s revenue and profitability would decrease. The Company is also subject to customs and other audits in various jurisdictions where it operates. Negative audit findings in foreign jurisdictions similarly could have an adverse effect on the Company’s results of operations and financial position.

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
In addition, the Company’s income tax returns are subject to examination by the Internal Revenue Service and other domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and establishes reserves for potential adjustments that may result from these examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on the Company’s results of operations and financial position.
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
The Company cannot ensure that its independent contract manufacturers, third-party distributors, third-party licensees and others with which it does business comply with all applicable laws and ethical standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated applicable laws or ethical standards, the Company could receive negative publicity that could damage its reputation, negatively affect the value of its brands and subject the Company to legal risks.
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
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
During, and following, the recent presidential election in the United States, there was discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China as well as a disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. The Company does a significant amount of business in the Asia Pacific region. The results of the presidential election have created significant uncertainty about the future relationship between the United States and countries in the Asia Pacific region. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the Asia Pacific region and elsewhere around the world.

Global political and economic uncertainty could adversely impact the Company’s business.
The Company’s products are marketed in approximately 200 countries and territories, and the Company sources a substantial majority of its products from foreign countries. Concerns regarding acts of terrorism or regional and international conflicts have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports, and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products.
In addition, an economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which the Company operates could have a material adverse effect on the Company. The Company cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China or any other market in which the Company operates, or in its industry. The Company sources finished footwear and apparel from companies in China, and the recent economic slowdown in China could adversely affect sales in China and consequently, the Company’s business, results of operations and financial position.
The Company is also subject to risks related to doing business in developing countries and economically volatile areas. These risks include social, political and economic instability; nationalization by local governmental authorities of the Company’s, its distributors’, or its licensees’ assets and operations; slower payment of invoices; and restrictions on the Company’s ability to repatriate foreign currency or receive payment of amounts owed by third-party distributors and licensees. In addition, commercial laws in these areas may not be well developed or consistently administered, and new unfavorable laws may be retroactively applied. Any of these risks could have an adverse impact on the Company’s prospects and results of operations in these areas.
Global capital markets could enter a period of severe disruption and instability, which could have a material adverse effect on debt and equity markets in the United States, which in turn could have a materially negative impact on the Company’s business, financial condition and results of operations.
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
In addition, continuing signs of deteriorating sovereign debt conditions in numerous European countries, uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting from the European Union and economic slowdown in China create uncertainty that could lead to further disruptions and instability. The Company may in the future have difficulty accessing capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
The Company’s business could be significantly harmed if it is not able to protect its intellectual property or if a court found it to be infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which the Company is involved, either as a plaintiff or as a defendant, could cost the Company a significant amount of time and money and distract management’s attention from operating the Company’s business. If the Company does not prevail on any intellectual property claims, then the Company may have to change its manufacturing processes, products or trade names, any of which could reduce its profitability.
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
The Company depends on its executive management and other key employees. In the footwear, apparel and consumer-direct markets, competition for key executive talent is intense and the Company’s failure to identify, attract or retain executive managers or other key employees could adversely affect its business. The Company must offer and maintain competitive compensation packages to effectively recruit and retain such individuals. Further, the loss of one or more executive managers or other key employees, or the Company’s failure to successfully implement succession planning, could adversely affect the Company’s business, results of operations and financial position.
Changes in employment laws and regulations and other related changes may lead to higher employment and pension costs for the Company.
Changes in employment laws and regulations and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care and retirement benefits, including U.S.-based defined benefit pension plans. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate or mortality assumptions used to determine the annual service cost related to the defined benefit plans, a change in the method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.
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
Because the Company processes and transmits payment card information, the Company is subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. The Company is required by payment card network rules to comply with the Standard, and the Company’s failure to do so may result in fines or restrictions on its ability to accept payment cards. Under certain circumstances specified in the payment card network rules, the Company may be required to submit to periodic audits, self-assessments or other assessments of its compliance with the Standard. Such activities may reveal that the Company has failed to comply with the Standard. If an audit, self-assessment or other test determines that the Company needs to take steps to remediate any deficiencies, such remediation efforts may distract the Company’s management team and require it to undertake costly and time consuming remediation efforts. In addition, even if the Company complies with the Standard, there is no assurance that it will be protected from a security breach. Further, changes in technology and processing procedures may result in changes in the Card Rules. Such changes may require the Company to make significant investments in operating systems and technology that may impact business. Failure to keep up with changes in technology could result in loss of business. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.

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
The protection of the Company’s customer, associate and Company data is critically important to the Company. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company’s customers and associates have a high expectation that the Company will adequately safeguard and protect their sensitive personal information. The Company has become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of the Company’s business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of the Company’s networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on its financial condition and results of operations. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to its reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and PCI security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s consumer-direct operations.
If the Company encounters problems affecting its logistics and distribution systems, its ability to deliver its products to the market could be adversely affected.
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Therefore, its operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

The Company’s business depends on effective marketing, advertising and promotional programs.
Consumer traffic and demand for our merchandise is influenced by the Company’s advertising, marketing and promotional activities, the name recognition and reputation of its brands. Although the Company uses marketing, advertising and promotional programs to attract consumers through various media, including social media, database marketing and print, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. The Company’s promotional activity and other programs may not be effective, may be perceived negatively or could require increased expenditures, which could adversely impact the Company’s business, results of operations and financial position.
The Company faces risks associated with its growth strategy and acquiring businesses.
The Company has expanded its products and markets in part through strategic acquisitions and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company cannot provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. In addition, the Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in the preliminary stages of such an acquisition that it cannot recover. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on the Company’s business, results of operations and financial position.
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
There is no assurance that the Company will be able to successfully implement its restructuring plans.
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”). There can be no assurance that the Company will successfully realize some or all of the estimated profitability improvements or other benefits from the 2016 Plan or the 2014 Plan, the Company's recently completed realignment plan. There is also no assurance that the Company will be able to re-invest any future cost savings generated from the 2016 Plan and 2014 Plan into other initiatives or that any such investment will improve the Company’s operations.
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
The Company may in the course of business be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.
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
The market price and volume of the Company’s common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on the Company’s results of operations and financial position, or a change in opinion in the market regarding the Company’s business prospects or other factors, many of which may be outside the Company’s immediate control. Changes in the amounts and frequency of share repurchases or dividends also could adversely affect the value of the Company’s common stock.
The Company’s quarterly sales and earnings may fluctuate, and the Company or securities analysts may not accurately estimate the Company’s financial results, which may result in volatility in, or a decline in, the Company's stock price.
The Company’s quarterly sales and earnings can vary due to a number of factors, many of which are beyond the Company’s control, including the following:

•	In the wholesale business, sales of footwear are dependent on orders from major customers, who may change delivery schedules, change the mix of products they order or cancel orders without penalty.

•	Wholesale customers set the delivery schedule for shipments of the Company’s products, which could cause shifts of sales between quarters.

•	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which the Company reviews and revises as necessary each quarter.

•
Our earnings are also sensitive to a number of factors that are beyond the Company’s control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.

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
The Company’s current level of indebtedness could adversely affect the Company by decreasing business flexibility and increasing borrowing costs.
The Company’s current level of indebtedness could adversely affect the Company by decreasing its business flexibility and increasing its borrowing costs. The Company has debt outstanding under a senior secured credit agreement (“Credit Agreement”) and senior notes. The Credit Agreement and the indenture governing the senior notes contain customary restrictive covenants imposing operating and financial restrictions on the Company, including restrictions that may limit the Company’s ability to engage in acts that may be in its long-term best interests. These covenants restrict the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests.
These restrictive covenants may limit the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s ability to comply with any financial covenants could be materially affected by events beyond its control and there can be no assurance that the Company will satisfy any such requirements. If the Company fails to comply with these covenants, it may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. The Company may be unable to obtain such waivers, amendments or alternative or additional financing on favorable terms or at all.
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
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 164,000 square feet in Waltham, Massachusetts. The Company’s owned manufacturing operations are conducted at owned facilities in Michigan. The Company operates its distribution operations primarily through an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center in Howard City, Michigan, of approximately 460,000 square feet; a leased distribution center in Ontario, Canada, of approximately 342,000 square feet; an owned distribution center in Rockford, Michigan, of approximately 305,000 square feet; a leased distribution center in Cedar Springs, Michigan, of approximately 235,000 square feet; and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.
The Company also leases and owns various other offices and distribution centers throughout the U.S. to meet its operational requirements. In addition, the Company operates 294 retail stores through leases with various third-party landlords in the U.S. and Canada collectively occupying approximately 671,000 square feet.
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
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of February 20, 2017. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Brendan M. Gibbons	41	Senior Vice President, General Counsel and Secretary
Michael Jeppesen	57	President, Global Operations Group and Wolverine Heritage Group
Amy M. Klimek	43	Senior Vice President, Global Human Resources
Blake W. Krueger	63	Chairman of the Board, Chief Executive Officer and President
Todd Spaletto	45	President, Wolverine Outdoor & Lifestyle Group
Michael D. Stornant	50	Senior Vice President, Chief Financial Officer and Treasurer
Richard J. Woodworth	59	President, Wolverine Boston Group
James D. Zwiers	49	Executive Vice President
Brendan M. Gibbons has served the Company as Senior Vice President, General Counsel and Secretary since July 2016. From April 2014 until July 2016, he served as Vice President, General Counsel and Secretary. From 2009 to October 2013, he served as Senior Vice President of Legal and Corporate Affairs, General Counsel, and Secretary for Carter’s Inc., a global branded marketer of apparel for babies and young children.
Michael Jeppesen has served the Company as President, Global Operations Group since January 2012, and President, Wolverine Heritage Group since April 2016. From 2005 to 2011, he was Senior Vice President, Design and Sourcing, for Collective Brands, Inc., a wholesaler and retailer of footwear and related accessories.
Amy M. Klimek has served the Company as Senior Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources. From 2006 to October 2014, she served as Director of Human Resources.
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007.
Todd Spaletto has served the Company as President, Wolverine Outdoor & Lifestyle Group since February 2017. From February 2011 to January 2017, he was President, Americas for The North Face, Inc., a supplier of outdoor apparel, equipment and footwear.
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
James D. Zwiers has served the Company as Executive Vice President since February 2017. From February 2016 through February 2017, he served as President, Wolverine Outdoor & Lifestyle Group. From June 2014 through February 2016, he served as Senior Vice President and President, International Group. From January 2013 to June 2014, he served as Senior Vice President and President, Performance Group. From March 2009 until January 2013, he served as Senior Vice President and President, Outdoor Group, which was realigned into the Performance Group.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by quarter for fiscal years 2016 and 2015. The number of stockholders of record on February 17, 2017, was 1,637.

	Fiscal 2016		Fiscal 2015
Stock price	High	Low	High	Low
First quarter	$20.23	$14.74	$32.57	$26.86
Second quarter	20.70	16.44	35.20	28.54
Third quarter	25.54	18.51	29.94	24.98
Fourth quarter	25.31	20.58	27.24	16.70

	Fiscal Year
Cash dividends declared per share	2016	2015
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06
A quarterly dividend of $0.06 per share was declared on February 8, 2017. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2017.
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
Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 11, 2016 to October 8, 2016)
Common Stock Repurchase Program (1)	573,391	$22.75	573,391	$277,550,228
Employee Transactions (2)	1,182	$22.71
Period 11 (October 9, 2016 to November 5, 2016)
Common Stock Repurchase Program (1)	398,811	$20.96	398,811	$269,191,271
Employee Transactions (2)	278	$22.71
Period 12 (November 6, 2016 to December 3, 2016)
Common Stock Repurchase Program (1)	—	$—	—	$269,191,271
Employee Transactions (2)	12,036	$24.07
Period 13 (December 4, 2016 to December 31, 2016)
Common Stock Repurchase Program (1)	1,112,380	$22.14	1,112,380	$244,561,688
Employee Transactions (2)	7,188	$23.32
Total for Fourth Quarter ended December 31, 2016
Common Stock Repurchase Program (1)	2,084,582	$22.08	2,084,582	$244,561,688
Employee Transactions (2)	20,684	$23.71

(1)
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2014. This program, which was terminated on August 8, 2016, authorized the repurchase of up to $200.0 million of common stock. On August 8, 2016, the Company's Board of Directors approved a new common stock repurchase program that authorizes the repurchase of up to $300.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2016	2015	2014	2013	2012 (5)
Summary of Operations
Revenue	$2,494.6	$2,691.6	$2,761.1	$2,691.1	$1,640.8
Net earnings attributable to Wolverine World Wide, Inc.	87.7	122.8	133.1	100.4	80.7
Net earnings per share of common stock:
Basic net earnings (2)(3)	$0.90	$1.22	$1.33	$1.01	$0.84
Diluted net earnings (2)(3)	0.89	1.20	1.30	0.99	0.81
Cash dividends declared (3)	0.24	0.24	0.24	0.24	0.24
Financial Position at Year-End
Total assets (4)	$2,431.7	$2,434.4	$2,491.3	$2,604.4	$2,579.2
Debt (4)	820.7	809.8	887.6	1,132.2	1,214.8

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

(2)
Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for nonvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock and units.

(3)	All per share data has been presented to reflect the two-for-one stock split in the form of a stock dividend paid on November 1, 2013 to stockholders of record on October 1, 2013.

(4)
Total assets and Debt have been restated due to the adoption of ASU 2014-03 in fiscal 2016, which resulted in the reclassification of deferred financing costs from Deferred financing costs to Long-term debt.

(5)	Beginning October 9, 2012, the reported amounts include the operating results of the Performance + Lifestyle business of Collective Brands, Inc. ("PLG"), which the Company acquired in October 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s brands are marketed in approximately 200 countries and territories at December 31, 2016, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 31, 2016, the Company operated 294 retail stores in the U.S. and Canada and 56 consumer-direct websites.
2016 FINANCIAL OVERVIEW

•
Revenue for fiscal 2016 was $2,494.6 million, a decrease of 7.3% compared to fiscal 2015. The decrease reflects the closure of retail stores ($34.5 million), the negative impact of foreign exchange ($17.1 million), the exit of the Cushe® business ($14.9 million) and lower demand for products within the Company's operating groups.

•
Gross margin for fiscal 2016 was 38.5%, a decrease of 60 basis points from fiscal 2015. The gross margin decline was driven by the negative impact of foreign exchange, store closures and a negative mix shift in international markets, which were partially offset by product cost reductions.

•
Operating expenses decreased $50.6 million in fiscal 2016, to $800.0 million. Operating expenses were favorably impacted by lower store operating costs due to store closures, lower pension expense, lower advertising costs, lower selling expenses and the impact of foreign exchange, which were partially offset by higher restructuring and impairment costs and higher incentive compensation expense.

•	The effective tax rate in fiscal 2016 was 20.8% compared to 25.2% in fiscal 2015. The lower effective tax rate in fiscal 2016 reflects more favorable discrete items compared to fiscal 2015.

•	Cash provided by operating activities was $296.3 million during fiscal 2016 compared to cash provided by operating activities of $215.5 million in fiscal 2015.

•	Inventories were 25.3% lower in fiscal 2016 compared to 2015.

•	The Company declared cash dividends of $0.24 per share, in both fiscal 2016 and fiscal 2015.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2016	2015	2014	2016	2015
Revenue	$2,494.6	$2,691.6	$2,761.1	(7.3)%	(2.5)%
Cost of goods sold	1,526.4	1,636.9	1,673.8	(6.8)	(2.2)
Restructuring costs	8.3	3.0	1.0	176.7	200.0
Gross profit	959.9	1,051.7	1,086.3	(8.7)	(3.2)
Selling, general and administrative expenses	758.0	816.0	815.2	(7.1)	0.1
Acquisition-related integration costs	—	—	15.2	—	(100.0)
Restructuring and impairment costs	42.0	34.6	26.0	21.4	33.1
Operating profit	159.9	201.1	229.9	(20.5)	(12.5)
Interest expense, net	34.8	38.2	45.4	(8.9)	(15.9)
Debt extinguishment and other costs	18.1	1.6	1.3	1,031.3	23.1
Other expense (income), net	(3.5)	(3.3)	1.7	6.1	294.1
Earnings before income taxes	110.5	164.6	181.5	(32.9)	(9.3)
Income tax expense	23.0	41.4	47.6	(44.4)	(13.0)
Net earnings	87.5	123.2	133.9	(29.0)	(8.0)
Less: net earnings (loss) attributable to noncontrolling interest	(0.2)	0.4	0.8	(150.0)	(50.0)
Net earnings attributable to Wolverine World Wide, Inc.	$87.7	$122.8	$133.1	(28.6)%	(7.7)%
Diluted earnings per share	$0.89	$1.20	$1.30	(25.8)%	(7.7)%
REVENUE
Revenue was $2,494.6 million for fiscal 2016, representing a decrease of 7.3% versus the prior year's revenue of $2,691.6 million. The decrease reflects the closure of retail stores ($34.5 million), the negative impact of foreign exchange ($17.1 million), the exit of the Cushe® business ($14.9 million) and lower demand for products within the Company's operating groups. International revenue represented 28.2%, 27.6% and 27.9% of total reported revenues in fiscal years 2016, 2015 and 2014, respectively.
Revenue was $2,691.6 million for fiscal 2015, representing a decrease of 2.5% versus the prior year's revenue of $2,761.1 million. The decrease reflects the negative impact of foreign exchange ($65.6 million), the closure of retail stores ($37.9 million) and the exit of the Patagonia® footwear business ($22.0 million), which were partially offset by revenue growth for certain brands and eCommerce within the operating groups.
GROSS MARGIN
For fiscal 2016, the Company’s gross margin was 38.5% compared to 39.1% in fiscal 2015. The gross margin decline was driven primarily by the negative impact of foreign exchange (70 basis points), store closures (50 basis points) and a negative mix shift in international markets (30 basis points), which were partially offset by product cost reductions.
For fiscal 2015, the Company’s gross margin was 39.1% compared to 39.3% in fiscal 2014. The gross margin decline was driven primarily by the negative impact of foreign exchange (50 basis points) and a negative mix shift in international markets (40 basis points), which were partially offset by select selling price increases and product cost reductions (40 basis points) as well as fewer inventory markdowns (30 basis points).
OPERATING EXPENSES
Operating expenses decreased $50.6 million in fiscal 2016, to $800.0 million. Operating expenses were favorably impacted by lower store operating costs ($18.0 million), lower pension expense ($17.5 million), lower advertising costs ($12.9 million), lower selling expenses ($12.5 million) and the impact of foreign exchange ($6.3 million), which were partially offset by higher restructuring and impairment costs ($7.4 million), higher incentive compensation expense ($5.1 million) and organizational transformation costs ($2.2 million).
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
INTEREST, OTHER AND TAXES
Net interest expense was $34.8 million in fiscal 2016 compared to $38.2 million in fiscal 2015. The decrease was due primarily to the benefits of the Company's fiscal 2016 fourth quarter refinancing, which lowered the effective interest rate on the Company’s outstanding debt.
Net interest expense was $38.2 million in fiscal 2015 compared to $45.4 million in fiscal 2014. The decrease was due primarily to lower average principal balances on the Company’s outstanding debt.
The Company incurred $18.1 million of debt extinguishment and other costs during fiscal 2016 in connection with the fourth quarter refinancing of the Company's debt. Debt extinguishment costs included a $13.1 million early redemption premium to retire the Company's previously outstanding Public Bonds, $4.0 million write-off of unamortized debt issuance costs and other costs associated with the refinancing. The Company incurred $1.6 million of debt extinguishment costs during the third quarter of fiscal 2015 in connection with the refinancing of the Company's debt. The Company incurred $1.3 million of debt extinguishment costs during the fourth quarter of fiscal 2014 due to accelerating the amortization of capitalized deferred financing fees in relation to debt repayments.
The Company’s effective tax rates in fiscal 2016 and fiscal 2015 were 20.8% and 25.2%, respectively. The lower effective tax rate in fiscal 2016 reflects more favorable discrete items compared to fiscal 2015.
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
REPORTABLE OPERATING SEGMENTS
The Company has four reportable operating segments. The Company’s operating segments are determined on the basis of how the Company internally reports and evaluates financial information used to make operating decisions. The Company’s reportable operating segments are:

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

The reportable operating segment results for fiscal years 2016, 2015 and 2014 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2016	2015	Change		2015	2014	Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$890.6	$957.5	$(66.9)	(7.0)%	$957.5	$1,024.6	$(67.1)	(6.5)%
Wolverine Boston Group	889.4	942.8	(53.4)	(5.7)	942.8	906.1	36.7	4.1
Wolverine Heritage Group	347.0	370.5	(23.5)	(6.3)	370.5	369.7	0.8	0.2
Wolverine Multi-Brand Group	304.3	351.2	(46.9)	(13.4)	351.2	399.0	(47.8)	(12.0)
Other	63.3	69.6	(6.3)	(9.1)	69.6	61.7	7.9	12.8
Total	$2,494.6	$2,691.6	$(197.0)	(7.3)%	$2,691.6	$2,761.1	$(69.5)	(2.5)%

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2016	2015	Change		2015	2014	Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$166.8	$197.7	$(30.9)	(15.6)%	$197.7	$216.0	$(18.3)	(8.5)%
Wolverine Boston Group	121.7	132.9	(11.2)	(8.4)	132.9	132.9	—	—
Wolverine Heritage Group	50.8	54.6	(3.8)	(7.0)	54.6	59.5	(4.9)	(8.2)
Wolverine Multi-Brand Group	4.8	5.2	(0.4)	(7.7)	5.2	14.3	(9.1)	(63.6)
Other	5.5	5.6	(0.1)	(1.8)	5.6	4.4	1.2	27.3
Corporate	(189.7)	(194.9)	5.2	(2.7)	(194.9)	(197.2)	2.3	1.2
Total	$159.9	$201.1	$(41.2)	(20.5)%	$201.1	$229.9	$(28.8)	(12.5)%
Further information regarding the reportable operating segments can be found in Note 15 to the consolidated financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $66.9 million, or 7.0%, in fiscal 2016 compared to fiscal 2015. The decline was partially due to a high single digit revenue decline for Merrell®, the exit of the Cushe® business, a mid single-digit decrease for Cat® and a high single digit revenue decline for Hush Puppies®, which were partially offset by a mid-twenties increase for Chaco®. The Merrell® decrease was due to lower demand in the U.S. reflecting continued challenges in the retail environment, customer bankruptcies, the strategic decision to exit the apparel wholesale channel and the negative impact of foreign exchange. This was partially offset by a low thirties growth rate for eCommerce. The Cat® decline was due to lower demand in the U.S. and EMEA due to a soft retail market, declines in the oil industry and changes in foreign exchange rates which were partially offset by growth in Latin America. The Hush Puppies® decrease was due to challenging trading conditions in Europe and the negative impact of foreign exchange rate changes. The Chaco® increase was driven by growth in the brand's sandal products within the U.S. market.
The Outdoor & Lifestyle Group’s operating profit decreased $30.9 million, or 15.6%, in fiscal 2016 compared to fiscal 2015. The operating profit decrease was due primarily to the revenue and gross margin decreases for Merrell® and Cat®. The gross margin decreases were due to unfavorable foreign currency forward contracts. These decreases were partially offset by the revenue increase from Chaco® and higher gross margin from Chaco® due to more favorable product costs and fewer closeout sales.
The Outdoor & Lifestyle Group’s revenue decreased $67.1 million, or 6.5%, in fiscal 2015 compared to fiscal 2014. The decline was due to a low twenties decline for Hush Puppies®, a mid single-digit decline from Merrell®, a mid single-digit decline from Cat®, a high teen decline from Sebago® and the exit of the Patagonia® footwear license, which were partially offset by growth in the low fifties from Chaco®. The Hush Puppies® decline was due to strategic reductions in the U.S. department store channel and the decrease from Merrell® was driven by the negative impact of foreign exchange. The Cat® decrease resulted from the negative impact of foreign exchange, while the Sebago® decline was due to the negative impact of foreign exchange and higher inventory levels at key retail partners. The Chaco® increase was due to increased demand for its core sandal product.
The Outdoor & Lifestyle Group’s operating profit decreased $18.3 million, or 8.5%, in fiscal 2015 compared to fiscal 2014. The operating profit decrease was due primarily to the revenue decreases for Merrell®, Cat® and Patagonia® and gross margin decreases from Merrell® and Cat®. These decreases were partially offset by the revenue increase from Chaco® and higher a gross margin from Chaco® due to fewer close-out sales. The gross margin decrease from Merrell® was due to unfavorable foreign currency forward contracts. The lower gross margin for Cat® was due to a negative mix shift in international markets and higher domestic closeout sales.
Wolverine Boston Group
The Boston Group’s revenue decreased $53.4 million, or 5.7%, in fiscal 2016 compared to fiscal 2015. The decline was driven by a high single-digit decline from Sperry® and a mid single-digit decline from Saucony®. The Sperry® decrease was due to lower wholesale demand for its core boat products, partially offset by growth in the boot product category. The Saucony® decrease was due to challenges within the U.S. wholesale business including lower demand for products, certain customer bankruptcies and the unfavorable impact of changes in foreign currency exchange rates. This was partially offset by high single-digit growth in EMEA.
The Boston Group’s operating profit decreased $11.2 million, or 8.4%, in fiscal 2016 compared to fiscal 2015. The decrease was due primarily to the revenue declines and lower gross margin for Saucony® due to negative foreign exchange impact and product mix, partially offset by higher operating profit from Keds® due to lower advertising spend.
The Boston Group’s revenue increased $36.7 million, or 4.1%, in fiscal 2015 compared to fiscal 2014. The growth was driven by high single-digit growth from Saucony® and by low single-digit revenue increases for Sperry® and Keds®. The Saucony® increase was due to growth in its lifestyle oriented Originals product and Technical Running product, partially offset by the negative impact from foreign exchange. The Keds® increase was driven by growth in the Asia Pacific region due to new distributor arrangements. The Sperry® increase was a result of strong eCommerce revenue growth and new retail stores.

The Boston Group’s operating profit was flat in fiscal 2015 compared to fiscal 2014. Saucony® drove higher operating profit due to the increased revenues, which were partially offset by lower gross margins due to unfavorable foreign currency forward contracts. This was offset by lower operating profit for Sperry® due to higher advertising costs, partially offset by higher gross margin due to higher selling prices and favorable product mix.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $23.5 million, or 6.3%, in fiscal 2016 compared to fiscal 2015. The revenue decline was the result of a low-teens decline from Wolverine®, a mid-teens decline from Harley Davidson®, partially offset by mid-teens growth from Bates®. The Wolverine® decline was due to lower demand in the U.S. due to a soft retail market and declines in the oil industry. The Harley Davidson® decline was due to sluggish motorcycle sales in the U.S., which negatively impacted the Harley Davidson® dealer network. The Bates® increase was driven by increases in its domestic contract business.
The Heritage Group’s operating profit decreased $3.8 million, or 7.0%, in fiscal 2016 compared to fiscal 2015. The operating profit decrease was due primarily to the revenue decreases within the group.
The Heritage Group’s revenue increased $0.8 million, or 0.2%, in fiscal 2015 compared to fiscal 2014. The slight revenue increase was the result of mid single-digit growth from Bates®, partially offset by a low single-digit decline from Wolverine®. The Bates® increase was driven by increases in its domestic contract business. The Wolverine® decline was due primarily to unseasonably warm winter weather and higher inventory levels at key retail partners in the second half of fiscal 2015.
The Heritage Group’s operating profit decreased $4.9 million, or 8.2%, in fiscal 2015 compared to fiscal 2014. The operating profit decrease was due primarily to the revenue decrease for Wolverine®.
Wolverine Multi-Brand Group
The Multi-Brand Group’s revenue decreased $46.9 million, or 13.4%, in fiscal 2016 compared to fiscal 2015. The revenue decline was due to Stride Rite® store closures and lower Stride Rite® U.S. wholesale revenues. The Multi-Brand Group’s operating profit decreased $0.4 million, or 7.7%, in fiscal 2016 compared to fiscal 2015.
The Multi-Brand Group revenue decreased $47.8 million, or 12.0%, in fiscal 2015 compared to fiscal 2014. The decrease was due a low teens revenue decline for Stride Rite® due to the planned closure of retail stores. The Multi-Brand Group’s operating profit decreased $9.1 million, or 63.6%, in fiscal 2015 compared to fiscal 2014. The decrease was due lower revenue for Stride Rite® and lower gross margins resulting from retail store close-out activities.
Corporate
Corporate expenses decreased $5.2 million in fiscal 2016 compared to fiscal 2015. Corporate expenses were favorably impacted by lower pension expense ($17.5 million), which were partially offset by higher restructuring and impairment costs ($7.4 million), higher incentive compensation expense ($5.1 million) and organizational transformation costs ($2.2 million).

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
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2016	2015	2014
Cash and cash equivalents	$369.8	$194.1	$223.8
Debt	820.7	809.8	887.6
Available revolving credit facility (1)	597.4	496.2	196.4
Cash provided by operating activities	296.3	215.5	314.6
Cash used in investing activities	(38.4)	(50.0)	(34.8)
Cash used in financing activities	(79.5)	(187.3)	(270.4)
Additions to property, plant and equipment	55.3	46.4	30.0
Depreciation and amortization	43.5	48.7	53.3

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $369.8 million as of December 31, 2016 were $175.7 million higher compared to January 2, 2016. The Company had $597.4 million available under a revolving credit agreement (the “Revolving Credit Facility”) as of December 31, 2016.
At December 31, 2016, the Company had $227.8 million of cash and cash equivalents located in foreign jurisdictions, in which the Company intends to permanently reinvest these funds. The Company had outstanding standby letters of credit under the Revolving Credit Facility of $2.6 million at December 31, 2016.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during fiscal 2016 was higher compared to fiscal 2015 due primarily to improvements in working capital balances compared to fiscal 2015, partially offset by lower earnings performance. During fiscal 2016 working capital balances drove a source of cash of $98.0 million, which primarily was driven by the favorable impact of lower inventories and accounts receivable of $110.0 million and $32.3 million, respectively, partially offset by a decrease in accounts payable of $50.4 million.
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
Investing Activities
The Company made capital expenditures of $55.3 million in fiscal 2016 compared to $46.4 million in fiscal 2015. The increase in capital expenditures during fiscal 2016 was primarily due to building improvements for the Company's new Boston office and a new distribution center. The majority of the Company's capital expenditures in both years were for building improvements and information system enhancements.
The Company made capital expenditures of $46.4 million in fiscal 2015 compared to $30.0 million in fiscal 2014. The increase in capital expenditures during fiscal 2015 was primarily due to higher retail store and distribution center investments.
During fiscal 2016, the Company received proceeds of $7.8 million for the sale of a non-core business within the Multi-Brand Group operating segment.

Financing Activities
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
The Company had $375.0 million of senior notes outstanding that were able to be traded in the public market (the “Public Bonds”) that were due on October 15, 2020. On September 15, 2016, the Company redeemed the Public Bonds using the proceeds of the Senior Note issuance and the additional borrowings on Term Loan A. The Company incurred $18.1 million of debt extinguishment and other costs during fiscal 2016 in connection with the fourth quarter refinancing of the Company's debt. The debt extinguishment costs included a $13.1 million early redemption premium to retire the Company's previously outstanding Public bonds, a $4.0 million write-off of unamortized debt issuance costs and other costs associated with the refinancing.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.6 million and $3.8 million as of December 31, 2016 and January 2, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
As of December 31, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company's debt at December 31, 2016 was $820.7 million compared to $809.8 million at January 2, 2016. The net increase in debt during fiscal 2016 was primarily a result of net incremental borrowings from the fiscal 2016 refinancing activities less principal payments on the Term Loan A Facility. The net decrease in debt of $77.8 million during fiscal 2015 was primarily a result of principal payments on the Term Loan A Facility, including $58.0 million of voluntary debt payments during fiscal 2015.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $9.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $1.8 million as of December 31, 2016. There were no borrowings as of January 2, 2016.
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
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2014. This program, which was terminated on August 8, 2016, authorized the repurchase of up to $200.0 million of common stock. On August 8, 2016, the Company's Board of Directors approved a new common stock repurchase program that authorizes the repurchase of up to $300.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement. The Company repurchased $61.9 million, $92.6 million and $0 of Company common stock in fiscal years 2016, 2015 and 2014, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $4.9 million, $7.7 million and $10.5 million of shares in fiscal years 2016, 2015 and 2014, respectively, in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.24 per share in fiscal years 2016, 2015 and 2014. Dividends paid totaled $23.5 million, $24.4 million and $24.0 million, for fiscal years 2016, 2015 and 2014, respectively.
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
Inventory
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first out ("LIFO") method for all domestic raw materials and work-in-process inventories and certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of fiscal 2016 and fiscal 2015, as a result of its testing, the Company recorded a $7.1 million and $2.5 million impairment charge, respectively, for the Stride Rite trade name. The Company did not recognize any impairment charges for indefinite-lived intangible assets during fiscal 2014. The Company did not recognize any impairment charges for goodwill during fiscal years 2016, 2015 or 2014.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. The Company recorded impairment charges of $12.2 million and $11.6 million during fiscal 2016 and 2015, respectively, related to certain consumer-direct store assets where the estimated future cash flows did not support the net book value of the store assets.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 4.35% at December 31, 2016, compared to 5.00% at January 2, 2016. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 7.25% and 7.50% for fiscal years 2016 and 2015, respectively. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of December 31, 2016.
CONTRACTUAL OBLIGATIONS
As of December 31, 2016, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,000.2	$66.9	$168.1	$456.9	$308.3
Capital lease obligations	0.6	0.1	0.2	0.3	—
Operating lease obligations	358.3	47.6	83.1	68.4	159.2
Purchase obligations (2)	288.6	288.6	—	—	—
Pension (3)	2.8	2.8	—	—	—
Supplemental Executive Retirement Plan	39.1	3.8	7.6	7.8	19.9
Deferred compensation	2.3	0.4	0.9	0.6	0.4
Dividends declared	5.8	5.8	—	—	—
Minimum royalties	6.4	2.0	2.9	1.5	—
Minimum advertising	24.8	3.3	6.7	7.2	7.6
Total (4)	$1,728.9	$421.3	$269.5	$542.7	$495.4

(1)
Includes principal and interest payments on the Company’s long-term debt, net of the impact of the interest rate swaps. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 31, 2016. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 10 to the consolidated financial statements for additional information on the Company's interest rate swaps.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
Pension obligations reflect expected pension funding, which is the amount of required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(4)
The total amount of unrecognized tax benefits on the consolidated balance sheet at December 31, 2016 is $8.9 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 31, 2016 and January 2, 2016, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $171.3 million and $215.8 million, respectively, with maturities ranging up to 356 and 349 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At December 31, 2016, a stronger U.S. dollar compared to foreign currencies versus fiscal 2015 decreased the value of these investments in net assets by $6.2 million. At January 2, 2016, a stronger U.S. dollar compared to foreign currencies versus fiscal 2014 decreased the value of these investments in net assets by $30.4 million.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $575.6 million at December 31, 2016 and the Company held two interest rate swap agreements denominated in U.S. dollars that effectively convert $496.0 million to fixed-rate debt. The interest rate swap derivative instruments are held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instruments is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swaps was determined to be a net liability of $5.2 million at the end of fiscal 2016. As of December 31, 2016, the weighted-average interest rate on the Company’s variable-rate debt was 2.2%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $0.8 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2016	2015	2014
Revenue	$2,494.6	$2,691.6	$2,761.1
Cost of goods sold	1,526.4	1,636.9	1,673.8
Restructuring costs	8.3	3.0	1.0
Gross profit	959.9	1,051.7	1,086.3
Selling, general and administrative expenses	758.0	816.0	815.2
Acquisition-related integration costs	—	—	15.2
Restructuring and impairment costs	42.0	34.6	26.0
Operating profit	159.9	201.1	229.9
Other expenses:
Interest expense, net	34.8	38.2	45.4
Debt extinguishment and other costs	18.1	1.6	1.3
Other expense (income), net	(3.5)	(3.3)	1.7
Total other expenses	49.4	36.5	48.4
Earnings before income taxes	110.5	164.6	181.5
Income taxes	23.0	41.4	47.6
Net earnings	87.5	123.2	133.9
Less: net earnings (loss) attributable to noncontrolling interest	(0.2)	0.4	0.8
Net earnings attributable to Wolverine World Wide, Inc.	$87.7	$122.8	$133.1
Net earnings per share (see Note 3):
Basic	$0.90	$1.22	$1.33
Diluted	$0.89	$1.20	$1.30
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2016	2015	2014
Net earnings	$87.5	$123.2	$133.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.6)	(31.8)	(18.5)
Foreign exchange contracts:
Unrealized gain arising during the period, net of taxes of $3.0, $4.9 and $4.1	5.5	10.8	9.1
Reclassification adjustments into cost of goods sold, net of taxes of $(2.2), $(6.0) and $0.2	(5.8)	(13.0)	0.3
Interest rate swaps:
Unrealized loss arising during the period, net of taxes of $(1.1), $(2.2) and $(0.1)	(2.0)	(4.2)	(0.2)
Reclassification adjustments into interest expense, net of taxes of $0.5, $0.7 and $0	1.1	1.4	—
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $(11.2), $8.2 and $(19.6)	(20.8)	15.2	(36.3)
Amortization of prior actuarial losses, net of taxes of $1.7, $7.3 and $2.6	3.2	13.5	4.8
Amortization of prior service cost	0.1	0.1	0.1
Settlement gain included in net income, net of taxes of $0, $0 and $(0.3)	(0.1)	—	(0.7)
Other comprehensive loss	(25.4)	(8.0)	(41.4)
Less: other comprehensive loss attributable to noncontrolling interest	(0.4)	(1.4)	(1.1)
Other comprehensive loss attributable to Wolverine World Wide, Inc.	(25.0)	(6.6)	(40.3)

Comprehensive income	62.1	115.2	92.5
Less: comprehensive loss attributable to noncontrolling interest	(0.6)	(1.0)	(0.3)
Comprehensive income attributable to Wolverine World Wide, Inc.	$62.7	$116.2	$92.8
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$369.8	$194.1
Accounts receivable, less allowances:
December 31, 2016 – $39.4
January 2, 2016 – $44.4	263.3	298.9
Inventories:
Finished products	333.7	448.0
Raw materials and work-in-process	15.0	18.6
Total inventories	348.7	466.6
Prepaid expenses and other current assets	49.6	54.2
Total current assets	1,031.4	1,013.8
Property, plant and equipment:
Gross cost	434.0	431.5
Accumulated depreciation	(287.9)	(299.9)
Property, plant and equipment, net	146.1	131.6
Other assets:
Goodwill	424.3	429.1
Indefinite-lived intangibles	678.5	685.4
Amortizable intangibles, net	83.8	97.3
Deferred income taxes	2.3	3.7
Other	65.3	73.5
Total other assets	1,254.2	1,289.0
Total assets	$2,431.7	$2,434.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	December 31, 2016	January 2, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150.8	$199.7
Accrued salaries and wages	30.8	28.5
Other accrued liabilities	111.7	108.2
Current maturities of long-term debt	37.5	16.9
Borrowings under revolving credit agreements and other short-term notes	2.9	—
Total current liabilities	333.7	353.3
Long-term debt, less current maturities	780.3	792.9
Accrued pension liabilities	143.1	109.6
Deferred income taxes	161.0	178.6
Other liabilities	39.5	30.3
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
December 31, 2016 – 105,647,040 shares
January 2, 2016 – 103,915,928 shares	105.6	103.9
Additional paid-in capital	103.2	75.9
Retained earnings	1,015.1	950.8
Accumulated other comprehensive loss	(81.1)	(56.1)
Cost of shares in treasury:
December 31, 2016 – 8,522,425 shares
January 2, 2016 – 5,457,726 shares	(176.3)	(110.8)
Total Wolverine World Wide, Inc. stockholders’ equity	966.5	963.7
Noncontrolling interest	7.6	6.0
Total stockholders’ equity	974.1	969.7
Total liabilities and stockholders’ equity	$2,431.7	$2,434.4

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2016	2015	2014
OPERATING ACTIVITIES
Net earnings	$87.5	$123.2	$133.9
Adjustments necessary to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.5	48.7	53.3
Deferred income taxes	(5.8)	(26.7)	(19.1)
Stock-based compensation expense	22.8	18.7	25.1
Excess tax benefits from stock-based compensation	(0.6)	(4.9)	(5.6)
Pension contribution	(1.5)	—	(3.9)
Pension and SERP expense	10.4	27.9	11.9
Debt extinguishment costs	17.4	1.6	1.3
Restructuring and impairment costs	50.3	37.6	27.0
Cash payments related to restructuring costs	(19.4)	(10.3)	(7.7)
Other	(6.3)	(2.0)	11.5
Changes in operating assets and liabilities:
Accounts receivable	32.3	5.8	76.5
Inventories	110.0	(68.8)	2.9
Other operating assets	2.3	14.6	(17.8)
Accounts payable	(50.4)	52.9	16.2
Other operating liabilities	3.8	(2.8)	9.1
Net cash provided by operating activities	296.3	215.5	314.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(55.3)	(46.4)	(30.0)
Proceeds from sale of a business	7.8	—	—
Investment in joint venture	(0.5)	—	(1.1)
Other	9.6	(3.6)	(3.7)
Net cash used in investing activities	(38.4)	(50.0)	(34.8)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	3.1	—	—
Borrowings of long-term debt	400.0	450.0	—
Payments on long-term debt	(393.8)	(530.9)	(249.8)
Payments of debt issuance and debt extinguishment costs	(17.9)	(2.4)	—
Cash dividends paid	(23.5)	(24.4)	(24.0)
Purchase of common stock for treasury	(52.7)	(92.6)	—
Purchases of shares under employee stock plans	(4.9)	(7.7)	(10.5)
Proceeds from the exercise of stock options	7.4	13.3	7.3
Excess tax benefits from stock-based compensation	0.6	4.9	5.6
Contributions from noncontrolling interests	2.2	2.5	1.0
Net cash used in financing activities	(79.5)	(187.3)	(270.4)
Effect of foreign exchange rate changes	(2.7)	(7.9)	0.2
Increase (decrease) in cash and cash equivalents	175.7	(29.7)	9.6
Cash and cash equivalents at beginning of the year	194.1	223.8	214.2
Cash and cash equivalents at end of the year	$369.8	$194.1	$223.8
OTHER CASH FLOW INFORMATION
Interest paid	$33.7	$34.9	$42.2
Net income taxes paid	35.4	49.8	70.2
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	1.7	—	—
Purchase of common stock for treasury not yet paid	9.2	—	—
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2013	$100.8	$5.0	$743.1	$(9.2)	$(2.1)	$3.8	$841.4
Net earnings			133.1			0.8	133.9
Other comprehensive loss				(40.3)		(1.1)	(41.4)
Shares issued under stock incentive plans, net of forfeitures (795,523 shares)	0.8	(0.8)					—
Shares issued for stock options exercised, net (639,655 shares)	0.7	6.6					7.3
Stock-based compensation expense		25.1					25.1
Income tax benefits from stock incentive plans		4.2					4.2
Cash dividends declared ($0.24 per share)			(24.0)				(24.0)
Issuance of treasury shares (35,484 shares)		—			1.0		1.0
Purchases of shares under employee stock plans (379,782 shares)					(10.5)		(10.5)
Capital contribution from noncontrolling interests						1.0	1.0
Balance at January 3, 2015	$102.3	$40.1	$852.2	$(49.5)	$(11.6)	$4.5	$938.0
Net earnings			122.8			0.4	123.2
Other comprehensive loss				(6.6)		(1.4)	(8.0)
Shares issued under stock incentive plans, net of forfeitures (721,621 shares)	0.7	(0.7)					—
Shares issued for stock options exercised, net (941,157 shares)	0.9	12.4					13.3
Stock-based compensation expense		18.7					18.7
Income tax benefits from stock incentive plans		5.4					5.4
Cash dividends declared ($0.24 per share)			(24.2)				(24.2)
Issuance of treasury shares (40,016 shares)		—			1.1		1.1
Purchase of common stock for treasury for treasury (4,804,665 shares)					(92.6)		(92.6)
Purchases of shares under employee stock plans (276,275 shares)					(7.7)		(7.7)
Capital contribution from noncontrolling interests						2.5	2.5
Balance at January 2, 2016	$103.9	$75.9	$950.8	$(56.1)	$(110.8)	$6.0	$969.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2016	$103.9	$75.9	$950.8	$(56.1)	$(110.8)	$6.0	$969.7
Net earnings (loss)			87.7			(0.2)	87.5
Other comprehensive loss				(25.0)		(0.4)	(25.4)
Shares issued under stock incentive plans, net of forfeitures (1,200,527 shares)	1.2	(1.3)					(0.1)
Shares issued for stock options exercised, net (530,585 shares)	0.5	6.9					7.4
Stock-based compensation expense		22.8					22.8
Income tax deficiencies from stock incentive plans		(1.0)					(1.0)
Cash dividends declared ($0.24 per share)			(23.4)				(23.4)
Issuance of treasury shares (57,798 shares)		(0.1)			1.2		1.1
Purchase of common stock for treasury for treasury (2,838,919 shares)					(61.9)		(61.9)
Purchases of shares under employee stock plans (283,578 shares)					(4.8)		(4.8)
Capital contribution from noncontrolling interests						2.2	2.2
Balance at December 31, 2016	$105.6	$103.2	$1,015.1	$(81.1)	$(176.3)	$7.6	$974.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2016 and 2015 had 52 weeks and fiscal 2014 contained 53 weeks. Beginning in fiscal 2017, the Company's fiscal year will be comprised of four 13 week quarters. The fiscal year end will continue to be on the Saturday nearest to December 31.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $121.5 million, $137.2 million and $126.6 million for fiscal years 2016, 2015 and 2014, respectively. Prepaid advertising totaled $4.0 million and $6.9 million as of December 31, 2016 and January 2, 2016, respectively.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2016, 2015 and 2014.

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
Did not have a material impact on its existing stock-based compensation plans.
ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
Requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
Did not have a significant impact on its quarterly reporting process.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

Resulted in the reclassification of $10.2 million of deferred financing costs associated with the Company’s long-term debt from deferred financing costs to long-term debt as of January 2, 2016. In accordance with ASU 2015-15, the Company elected to continue to present its debt issuance costs related to its revolving line of credit as an asset. Due to the adoption of this standard, these deferred financing costs are included in other noncurrent assets. The prior period disclosures have been restated to conform to the current year presentation. The new standards did not affect the Company’s results of operations or cash flows.

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
Did not have a material impact on its existing cash flows presentation.
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
Q1 2018
The Company does not expect the adoption of the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows. The effect on results is not expected to be material because the Company’s analysis of contracts under the new revenue recognition standard supports the recognition of revenue at a point in time for the majority of contracts, which is consistent with the current revenue recognition model. Revenue on the majority of contracts will continue to be recognized at a point in time because of the distinct transfer of control to the customer.

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
Q1 2017
The adoption of the new standard in fiscal 2017 is not expected to have a significant impact on the Company’s results of operations and cash flows as the income tax effects of its share-based payment awards will be recognized as a component of income tax expense, instead of as a component of additional paid-in capital.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2016	2015	2014
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$87.7	$122.8	$133.1
Adjustment for earnings allocated to nonvested restricted common stock	(2.1)	(2.8)	(2.9)
Net earnings used to calculate basic earnings per share	85.6	120.0	130.2
Adjustment for earnings reallocated to nonvested restricted common stock	0.1	0.1	0.1
Net earnings used to calculate diluted earnings per share	$85.7	$120.1	$130.3
Denominator:
Weighted average shares outstanding	99.0	102.0	101.4
Adjustment for nonvested restricted common stock	(3.7)	(3.4)	(3.2)
Shares used to calculate basic earnings per share	95.3	98.6	98.2
Effect of dilutive stock options	0.9	1.4	1.9
Shares used to calculate diluted earnings per share	96.2	100.0	100.1
Net earnings per share:
Basic	$0.90	$1.22	$1.33
Diluted	$0.89	$1.20	$1.30
Options granted to purchase 3,100,328 shares of common stock in fiscal 2016, 2,264,711 shares in fiscal 2015 and 1,116,576 shares in fiscal 2014 have not been included in the denominator for the computation of diluted earnings per share for each of those fiscal years because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 31, 2016 or January 2, 2016. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company’s Board of Directors approved a common stock repurchase program on February 11, 2014. This program, which was terminated on August 8, 2016, authorized the repurchase of up to $200.0 million of common stock. On August 8, 2016, the Company's Board of Directors approved a new common stock repurchase program that authorizes the repurchase of up to $300.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement. The Company repurchased $61.9 million, $92.6 million and $0 of Company common stock in fiscal years 2016, 2015 and 2014, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $4.9 million, $7.7 million and $10.5 million of shares in fiscal years 2016, 2015 and 2014, respectively, in connection with employee transactions related to stock incentive plans.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes during fiscal years 2016 and 2015 in the carrying amount of goodwill and indefinite-lived intangibles, which comprises trademarks and trade names, is as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 3, 2015	$438.8	$690.5	$1,129.3
Impairment	—	(5.1)	(5.1)
Foreign currency translation effects	(9.7)	—	(9.7)
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Purchase of intangibles	—	0.2	0.2
Sale of a business	(2.3)	—	(2.3)
Impairment	—	(7.1)	(7.1)
Foreign currency translation effects	(2.5)	—	(2.5)
Balance at December 31, 2016	$424.3	$678.5	$1,102.8
In the fourth quarter of fiscal 2016, as a result of its annual impairment testing, the Company recorded a $7.1 million impairment charge for the Stride Rite® trade name. The results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results continues to support the book value of the Sperry® trade name. If the operating results for Stride Rite® and Sperry® were to decline in future periods, the Company may record a non-cash indefinite-lived intangible asset impairment charge. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $7.9 million and $586.8 million, respectively, as of December 31, 2016.
In the second quarter of fiscal 2015, the Company recorded a $2.6 million impairment charge for the Cushe® trade name, due to the decision to wind-down operations of the Cushe® brand. In the fourth quarter of fiscal 2015, as a result of its annual impairment testing, the Company recorded a $2.5 million impairment charge for the Stride Rite® trade name.
During fiscal 2016, the Company sold a non-core business within the Multi-Brand Group operating segment, which included an allocation of goodwill for the brand.
The Company did not recognize any impairment charges for goodwill during fiscal years 2016 or 2015 or for goodwill or indefinite-lived intangible assets during fiscal 2014, as the annual impairment testing indicated that all reporting unit goodwill and indefinite-lived intangible asset fair values exceeded their respective carrying values.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying value and accumulated amortization for these amortizable intangibles is as follows:

	December 31, 2016
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	16	$100.5	$21.6	$78.9
Licensing arrangements	1	28.8	27.6	1.2
Developed product technology	1	14.9	12.7	2.2
Other	3	11.4	9.9	1.5
Total		$155.6	$71.8	$83.8

	January 2, 2016
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	17	$100.5	$16.7	$83.8
Licensing arrangements	1	28.8	22.0	6.8
Developed product technology	2	14.9	9.8	5.1
Other	3	11.2	9.6	1.6
Total		$155.4	$58.1	$97.3

Amortization expense for other intangible assets was $14.0 million, $15.6 million and $15.7 million for fiscal years 2016, 2015 and 2014, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 31, 2016 is as follows:

(In millions)	2017	2018	2019	2020	2021
Amortization expense	$9.0	$5.5	$5.3	$5.2	$5.0

5.	ACCOUNTS RECEIVABLE
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

	Fiscal Year
(In millions)	2016	2015	2014
Accounts receivable sold	$614.9	$657.4	$72.8
Fees charged	1.7	1.4	0.1
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $81.1 million and $77.6 million as of December 31, 2016 and January 2, 2016, respectively.

6.	INVENTORIES
The Company used the LIFO method to value inventories of $66.2 million at December 31, 2016 and $78.7 million at January 2, 2016. If the FIFO method had been used, inventories would have been $22.4 million and $27.0 million higher than reported at December 31, 2016 and January 2, 2016, respectively.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	December 31, 2016	January 2, 2016
Term Loan A, due July 13, 2020	$575.6	$444.4
Senior Notes, 5.000% interest, due September 1, 2026	250.0	—
Public Bonds, 6.125% interest, due October 15, 2020	—	375.0
Borrowings under revolving credit agreements and other short-term notes	2.9	—
Capital lease obligation	0.5	0.6
Unamortized debt issuance costs	(8.3)	(10.2)
Total debt	$820.7	$809.8
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.6 million and $3.8 million as of December 31, 2016 and January 2, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At December 31, 2016, Term Loan A had a weighted-average interest rate of 2.85%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of December 31, 2016, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
On August 30, 2016, the Company issued $250.0 million of senior notes that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.000% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company had $375.0 million of senior notes outstanding that were able to be traded in the public market (the “Public Bonds”) that were due on October 15, 2020. On September 15, 2016, the Company redeemed the Public Bonds using the proceeds of the Senior Note issuance and the additional borrowings on Term Loan A. Due to the early redemption of the Public Bonds, the Company incurred debt extinguishment costs of $17.4 million in fiscal 2016. This amount includes a $13.1 million early redemption premium and the write-off of the unamortized balance of the deferred financing fees related to the original debt issuance.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $9.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $1.8 million and $0 as of December 31, 2016 and January 2, 2016, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $3.1 million, $3.7 million and $4.2 million in fiscal years 2016, 2015 and 2014, respectively.
Annual maturities of debt, including capital leases, for the fiscal years subsequent to December 31, 2016 are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Annual maturities of debt	$40.4	$52.7	$60.1	$425.7	$0.1	$250.0

8.	ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in accumulated other comprehensive income (loss) during fiscal years 2016 and 2015 is as follows:

(In millions)	Foreign currency translation adjustments	Foreign exchange contracts		Interest rate swap	Pension adjustments		Total
Balance of accumulated other comprehensive income (loss) as of January 3, 2015	$(16.9)	$8.6		$0.4	$(41.6)		$(49.5)
Other comprehensive income (loss) before reclassifications (1)	(30.4)	10.8		(4.2)	15.2		(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19.0)	(2)	2.1	20.9	(3)	4.0
Income tax expense (benefit)	—	6.0		(0.7)	(7.3)		(2.0)
Net reclassifications	—	(13.0)		1.4	13.6		2.0
Net current-period other comprehensive income (loss) (1)	(30.4)	(2.2)		(2.8)	28.8		(6.6)
Balance of accumulated other comprehensive income (loss) as of January 2, 2016	$(47.3)	$6.4		$(2.4)	$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	(6.2)	5.5		(2.0)	(20.8)		(23.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.0)	(2)	1.6	4.9	(3)	(1.5)
Income tax expense (benefit)	—	2.2		(0.5)	(1.7)		—
Net reclassifications	—	(5.8)		1.1	3.2		(1.5)
Net current-period other comprehensive income (loss) (1)	(6.2)	(0.3)		(0.9)	(17.6)		(25.0)
Balance of accumulated other comprehensive income (loss) as of December 31, 2016	$(53.5)	$6.1		$(3.3)	$(30.4)		$(81.1)

(1)	Other comprehensive income is reported net of taxes and noncontrolling interest.

(2)	Amounts reclassified are included in cost of goods sold.

(3)	Amounts reclassified are included in the computation of net pension expense (see Note 12 to the consolidated financial statements for additional details).

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 31, 2016	January 2, 2016
Land	$4.1	$4.1
Buildings and improvements	125.1	105.6
Machinery and equipment	189.6	211.7
Software	115.2	110.1
Gross cost	434.0	431.5
Less: accumulated depreciation	287.9	299.9
Property, plant and equipment, net	$146.1	$131.6
Depreciation expense was $29.5 million, $33.1 million and $37.6 million for fiscal years 2016, 2015 and 2014, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2035. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $55.5 million, $54.8 million and $59.2 million in fiscal years 2016, 2015 and 2014, respectively. The Company recognized sublease income of $0.9 million in fiscal 2016 and is due $4.0 million in future rentals under noncancelable subleases.

Minimum rental payments due under all noncancelable operating leases for the fiscal years subsequent to December 31, 2016 are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum rental payments	$47.6	$43.6	$39.5	$35.4	$33.0	$159.2

10.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

(In millions)	December 31, 2016	January 2, 2016
Carrying value	$820.2	$809.2
Fair value	827.6	836.3
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
The Company follows ASC 815, which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 356 days and 349 days, as of December 31, 2016 and January 2, 2016, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedges are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has two interest rate swap arrangements which exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. These derivative instruments, which, unless otherwise terminated, will mature on October 6, 2017 and July 13, 2020, and have been designated as cash flow hedges of the debt. The notional amounts of the interest rate swap arrangements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The Company does not hold or issue financial instruments for trading purposes.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 31, 2016	January 2, 2016
Foreign exchange contracts:
Hedge contracts	$169.2	$192.6
Non-hedge contracts	2.1	23.2
Interest rate swaps	496.0	609.7

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 31, 2016	January 2, 2016
Financial assets:
Foreign exchange contracts - hedge	$6.6	$6.7
Foreign exchange contracts - non-hedge	—	0.5
Interest rate swaps	0.1	0.2
Financial liabilities:
Foreign exchange contracts - hedge	$(0.3)	$—
Foreign exchange contracts - non-hedge	—	(0.1)
Interest rate swaps	(5.3)	(3.9)
The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the Cost of goods sold line item in the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for fiscal years 2016, 2015 and 2014. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in accumulated other comprehensive loss within stockholders’ equity.
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
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718. The Company recognized compensation expense of $22.8 million, $18.7 million and $25.1 million and related income tax benefits of $7.9 million, $6.1 million and $8.4 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2016, 2015 and 2014, respectively.
Stock-based compensation expense recognized in the consolidated statements of operations for fiscal years 2016, 2015 and 2014 was based on awards ultimately expected to vest and, as such, was reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
As of December 31, 2016, the Company had 6,126,194 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance. Each option or stock appreciation right granted counts as 1.0 stock incentive unit and all other awards granted, including restricted stock, count as 2.6 stock incentive units. Options granted under each plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. Restricted stock issued under these plans is subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to five-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted share awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.

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
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $3.36, $6.35 and $6.20 per share for fiscal years 2016, 2015 and 2014, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2016	2015	2014
Expected market price volatility (1)	27.2%	28.8%	29.6%
Risk-free interest rate (2)	1.0%	1.3%	1.2%
Dividend yield (3)	1.4%	0.9%	0.9%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 28, 2013	6,031,241	$16.00	6.2	$104.9
Granted	1,349,849	27.09
Exercised	(737,402)	13.15
Cancelled	(245,695)	24.16
Outstanding at January 3, 2015	6,397,993	$18.36	6.2	$68.3
Granted	1,366,137	28.22
Exercised	(1,003,896)	14.63
Cancelled	(387,840)	26.93
Outstanding at January 2, 2016	6,372,394	$20.54	6.1	$8.6
Granted	2,445,573	16.88
Exercised	(562,610)	14.41
Cancelled	(761,695)	23.03
Outstanding at December 31, 2016	7,493,662	$19.55	6.4	$28.7
Estimated forfeitures	(30,328)
Vested or expected to vest at December 31, 2016	7,463,334	$19.56	6.4	$28.6
Nonvested at December 31, 2016 and expected to vest	(2,766,770)
Exercisable at December 31, 2016	4,696,564	$19.35	5.0	$18.3
The total pretax intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $4.0 million, $14.5 million and $10.3 million, respectively. As of December 31, 2016, there was $4.8 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.4 years. As of January 2, 2016 and January 3, 2015, there was $4.6 million and $4.6 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.2 years and 1.2 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of December 31, 2016, based on the Company’s closing stock price of 21.95, was 3,546,676 and the weighted-average exercise price was $16.81. As of January 2, 2016, 1,811,921 outstanding options were exercisable and in-the-money and the weighted-average exercise price was $11.94.
A summary of the nonvested restricted shares and units is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2013	1,930,425	$18.61	1,431,000	$20.31
Granted	689,345	27.09	609,335	27.03
Vested	(700,543)	16.49	(244,625)	18.85
Forfeited	(192,045)	22.39	(304,940)	20.27
Nonvested at January 3, 2015	1,727,182	$22.44	1,490,770	$23.30
Granted	677,113	27.26	732,124	28.62
Vested	(398,582)	18.99	(311,343)	20.47
Forfeited	(279,074)	25.90	(405,432)	24.76
Nonvested at January 2, 2016	1,726,639	$24.57	1,506,119	$26.08
Granted	1,050,758	16.89	1,008,228	16.71
Vested	(443,380)	22.10	(316,454)	23.54
Forfeited	(386,639)	23.27	(467,007)	23.22
Nonvested at December 31, 2016	1,947,378	$21.24	1,730,886	$21.86
As of December 31, 2016, there was $16.6 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2016 was $7.7 million. As of January 2, 2016, there was $17.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended January 2, 2016 was $11.1 million. As of January 3, 2015, there was $16.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under restricted stock award plans that was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 3, 2015 was $19.5 million.
As of December 31, 2016, there was $8.2 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based award plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2016 was $5.2 million. As of January 2, 2016, there was $4.5 million of unrecognized compensation expense related to nonvested stock-based compensation arrangements granted under performance-based restricted stock award plans. That cost was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the year ended January 2, 2016 was $8.7 million. As of January 3, 2015, there was $6.0 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under performance-based restricted stock award plans that was expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the year ended January 3, 2015 was $6.6 million.

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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time that generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $56.6 million at December 31, 2016 and $64.6 million at January 2, 2016 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its defined contribution plans of $4.0 million, $4.6 million and $4.7 million in fiscal years 2016, 2015 and 2014, respectively.
The Company has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.1 million, $1.5 million and $1.2 million in fiscal years 2016, 2015 and 2014, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.1 million at December 31, 2016 and $1.9 million at January 2, 2016 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2016 and 2015:

	Fiscal Year
(In millions)	2016	2015
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$392.8	$432.9
Service cost pertaining to benefits earned during the year	6.5	9.0
Interest cost on projected benefit obligations	19.1	18.5
Actuarial (gains) losses	31.0	(50.1)
Benefits paid to plan participants	(24.7)	(17.5)
Settlements	(7.2)	—
Projected benefit obligations at end of the year	$417.5	$392.8
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$280.8	$302.1
Actual return on plan assets	19.1	(6.2)
Company contributions - pension	1.5	—
Company contributions - SERP	2.4	2.4
Benefits paid to plan participants	(24.7)	(17.5)
Settlements	(7.2)	—
Fair value of pension assets at end of the year	$271.9	$280.8
Funded status	$(145.6)	$(112.0)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1.2	$1.6
Current liabilities	(3.7)	(4.0)
Non-current liabilities	(143.1)	(109.6)
Net amount recognized	$(145.6)	$(112.0)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss (amounts net of tax: $(30.4) and $(12.7))	$(45.3)	$(18.2)
Unrecognized prior service cost (amounts net of tax: $0 and $(0.1))	—	(0.1)
Net amount recognized	$(45.3)	$(18.3)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(145.6)	$(112.0)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	50.1	58.4
Net funded status of pension plans and SERP (supplemental)	$(95.5)	$(53.6)
The accumulated benefit obligations for all defined benefit pension plans and the SERP were $396.3 million at December 31, 2016 and $375.5 million at January 2, 2016.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2016	2015	2014
Service cost pertaining to benefits earned during the year	$6.5	$9.0	$7.2
Interest cost on projected benefit obligations	19.1	18.5	20.3
Expected return on pension assets	(20.1)	(20.5)	(22.1)
Net amortization loss	5.0	20.9	7.5
Settlement gain	(0.1)	—	(1.0)
Net pension expense	$10.4	$27.9	$11.9
Less: SERP expense	5.8	7.8	7.6
Qualified defined benefit pension plans expense	$4.6	$20.1	$4.3
The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2017 is $9.8 million.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2016	2015
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	4.35%	5.00%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	5.00%	4.37%
Expected long-term rate of return on plan assets	7.25%	7.50%
Rate of compensation increase - pension	4.85%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 31, 2016 were 65% in equity securities and 35% in fixed income securities. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$161.0	$—	$161.0	59.2%
Fixed income investments	—	95.4	0.3	95.7	35.2%
Other	—	—	15.2	15.2	5.6%
Fair value of plan assets	$—	$256.4	$15.5	$271.9	100.0%

	January 2, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities	$—	$169.8	$—	$169.8	60.5%
Fixed income investments	—	99.2	0.3	99.5	35.4%
Other	—	—	11.5	11.5	4.1%
Fair value of plan assets	$—	$269.0	$11.8	$280.8	100.0%
The Company expects to contribute approximately $2.8 million to its qualified defined benefit pension plans and $3.8 million to the SERP in fiscal 2017.
Expected benefit payments for the fiscal years subsequent to December 31, 2016 are as follows:

(In millions)	2017	2018	2019	2020	2021	2022-2026
Expected benefit payments	$20.3	$20.6	$21.0	$21.5	$22.1	$118.6

13.	INCOME TAXES
The geographic components of earnings before income taxes are as follows:

	Fiscal Year
(In millions)	2016	2015	2014
United States	$54.7	$102.1	$132.4
Foreign	55.8	62.5	49.1
Earnings before income taxes	$110.5	$164.6	$181.5
The provisions for income taxes consist of the following:

	Fiscal Year
(In millions)	2016	2015	2014
Current expense:
Federal	$16.0	$48.9	$42.1
State	1.4	5.2	5.6
Foreign	11.3	11.6	18.0
Deferred expense (credit):
Federal	(6.9)	(22.0)	(9.3)
State	(0.3)	(1.9)	(6.6)
Foreign	1.5	(0.4)	(2.2)
Income tax provision	$23.0	$41.4	$47.6

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2016	2015	2014
Income taxes at U.S. statutory rate (35%)	$38.7	$57.6	$63.5
State income taxes, net of federal income tax	(6.1)	1.8	3.7
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	(0.4)	(0.4)	(5.5)
Other	0.2	(1.9)	0.7
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(17.3)	(18.1)	(16.4)
Other	3.3	0.2	3.6
Adjustments for uncertain tax positions	0.2	0.1	—
Change in valuation allowance	2.0	(1.3)	(19.2)
Change in state tax rates	(0.1)	(0.7)	(6.0)
Gain on intercompany sale of subsidiary stock	—	—	23.2
Non-deductible expenses	1.9	3.5	1.1
Other	0.6	0.6	(1.1)
Income tax provision	$23.0	$41.4	$47.6
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 31, 2016	January 2, 2016
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$17.2	$22.1
Deferred compensation accruals	9.0	7.9
Accrued pension expense	53.7	40.1
Stock-based compensation	22.6	20.0
Net operating loss, capital loss and foreign tax credit carryforward	9.7	13.9
Book over tax depreciation/amortization	2.0	3.0
Tenant lease expenses	5.0	1.7
Other	9.3	8.7
Total gross deferred income tax assets	128.5	117.4
Less valuation allowance	(11.5)	(9.5)
Net deferred income tax assets	117.0	107.9
Deferred income tax liabilities:
Intangible assets	(270.5)	(276.3)
Other	(5.2)	(6.5)
Total deferred income tax liabilities	(275.7)	(282.8)
Net deferred income tax liabilities	$(158.7)	$(174.9)
The valuation allowance for deferred income tax assets as of December 31, 2016 and January 2, 2016 was $11.5 million and $9.5 million, respectively. The net change in the total valuation allowance for fiscal years 2016 and 2015 was $(2.0) million and $1.0 million, respectively. The valuation allowance for the prior year was primarily related to foreign net operating loss carryforwards, tax credit carryforwards in foreign jurisdictions and a capital loss carryforward in the U.S. that, in the judgment of management, are not more likely than not to be realized. In addition to the prior year’s foreign net operating loss and foreign tax credit carryforwards, the current year valuation allowance also includes U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities. The U.S. capital loss carryforward period expired in the current year and the capital loss is therefore no longer included in the valuation allowance. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance was comprised of an increase against the state deferred tax assets of $4.9 million and an increase related to state net operating loss carryforward of $1.1 million, partially offset by a decrease relating to the expiration of a capital loss carryforward of $2.7 million, a decrease related to an audit adjustment in foreign net operating loss of $0.8 million and a net decrease relating to the foreign net operating losses and foreign tax credits of $0.5 million.
At December 31, 2016, the Company had foreign net operating loss carryforwards of $26.5 million, which have expiration periods ranging from five years to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. state net operating loss carryforwards of $51.3 million, which have expiration periods ranging from six years to twenty years during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.3 million, which are available for an unlimited carryforward period to offset future foreign taxes. The Company also had a U.S. capital loss carryforward expire in the current year of $7.6 million.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2016	2015
Beginning balance	$8.7	$8.6
Increases related to current year tax positions	1.4	1.1
Decreases related to prior year positions	(1.0)	(0.6)
Decrease due to lapse of statute	(0.2)	(0.4)
Ending balance	$8.9	$8.7
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $7.8 million as of December 31, 2016 and $7.7 million as of January 2, 2016. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.9 million as of December 31, 2016 and $2.8 million as of January 2, 2016.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.
The Company has not established a deferred tax liability on the amount of foreign unremitted earnings of $527.9 million at December 31, 2016. As of December 31, 2016, the Company had $369.8 million of cash and equivalents on hand, of which $227.8 million was held outside of the U.S. The Company intends to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate this cash to fund its U.S. operations. However, if these funds were repatriated, the Company would be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of the hypothetical calculation.

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

The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 31, 2016 are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum royalties	$2.0	$1.4	$1.5	$1.5	$—	$—
Minimum advertising	3.3	3.3	3.4	3.5	3.7	7.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.0 million, $2.0 million and $2.3 million for fiscal years 2016, 2015 and 2014, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $3.2 million, $3.3 million and $4.1 million for fiscal years 2016, 2015 and 2014, respectively.

15.	BUSINESS SEGMENTS
During the first quarter of fiscal 2016, the Company’s portfolio of brands was realigned into the following four operating segments, which the Company has determined to be reportable operating segments. All prior period disclosures have been restated to reflect these new reportable operating segments.

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

	Fiscal Year
(In millions)	2016	2015	2014
Revenue:
Wolverine Outdoor & Lifestyle Group	$890.6	$957.5	$1,024.6
Wolverine Boston Group	889.4	942.8	906.1
Wolverine Heritage Group	347.0	370.5	369.7
Wolverine Multi-Brand Group	304.3	351.2	399.0
Other	63.3	69.6	61.7
Total	$2,494.6	$2,691.6	$2,761.1
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$166.8	$197.7	$216.0
Wolverine Boston Group	121.7	132.9	132.9
Wolverine Heritage Group	50.8	54.6	59.5
Wolverine Multi-Brand Group	4.8	5.2	14.3
Other	5.5	5.6	4.4
Corporate	(189.7)	(194.9)	(197.2)
Total	$159.9	$201.1	$229.9
Depreciation and amortization expense:
Wolverine Outdoor & Lifestyle Group	$3.0	$3.4	$3.7
Wolverine Boston Group	4.1	4.2	3.4
Wolverine Heritage Group	0.5	0.5	0.5
Wolverine Multi-Brand Group	4.5	6.3	6.7
Other	1.5	1.5	1.8
Corporate	29.9	32.8	37.2
Total	$43.5	$48.7	$53.3
Capital expenditures:
Wolverine Outdoor & Lifestyle Group	$3.3	$4.7	$3.4
Wolverine Boston Group	4.7	8.3	5.3
Wolverine Heritage Group	0.5	0.4	0.3
Wolverine Multi-Brand Group	2.5	7.2	8.1
Other	1.5	0.9	0.4
Corporate	42.8	24.9	12.5
Total	$55.3	$46.4	$30.0

(In millions)	December 31, 2016	January 2, 2016
Total assets:
Wolverine Outdoor & Lifestyle Group	$391.8	$444.2
Wolverine Boston Group	1,273.5	1,324.2
Wolverine Heritage Group	157.8	169.9
Wolverine Multi-Brand Group	140.8	204.3
Other	33.7	23.9
Corporate	434.1	267.9
Total	$2,431.7	$2,434.4
Goodwill:
Wolverine Outdoor & Lifestyle Group	$126.6	$130.4
Wolverine Boston Group	257.5	256.2
Wolverine Heritage Group	16.5	16.5
Wolverine Multi-Brand Group	23.7	26.0
Total	$424.3	$429.1
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2016	2015	2014
United States	$1,791.5	$1,948.9	$1,990.2
Foreign:
Europe, Middle East and Africa	323.9	345.3	391.0
Canada	120.5	141.2	163.0
Other	258.7	256.2	216.9
Total from foreign territories	703.1	742.7	770.9
Total revenue	$2,494.6	$2,691.6	$2,761.1
The location of the Company’s tangible long-lived assets, which is comprised of property, plant and equipment, is as follows:

(In millions)	December 31, 2016	January 2, 2016	January 3, 2015
United States	$131.4	$117.7	$126.8
Foreign countries	14.7	13.9	10.0
Total	$146.1	$131.6	$136.8
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2016, the Company sourced approximately 98% of its footwear products from third-party suppliers located primarily in the Asia Pacific region. For fiscal 2016, the remainder was produced at Company-owned manufacturing facilities in the U.S. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

16.	RESTRUCTURING ACTIVITIES
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations . As a part of the 2016 Plan, the Company intends to close certain retail stores during fiscal 2017. The Company currently estimates pretax charges related to the 2016 Plan will range from $43.0 million to $49.0 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. The Company closed 51 retail stores in connection with the 2016 Plan during fiscal 2016 .

Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $5.8 million, with $2.7 million recorded in the restructuring costs line item as a component of cost of goods sold, and $3.1 million recorded in the restructuring and impairment costs line item as a component of operating expenses. The following is a summary of the activity during fiscal 2016, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$—	$—	$—
Restructuring costs	0.8	5.0	5.8
Amounts paid	—	(1.1)	(1.1)
Charges against assets	—	(2.7)	(2.7)
Balance at December 31, 2016	$0.8	$1.2	$2.0
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed 136 retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $49.5 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $43.0 million recorded in the restructuring and impairment costs line item as a component of operating expenses. Approximately $23.0 million represents non-cash charges. The Company expects annual pretax benefits of approximately $16.0 million as a result of the 2014 Plan. The majority of the remaining restructuring reserve relates to a lease liability that extends to 2019.
The following is a summary of the activity during fiscal 2016, 2015 and 2014, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$—	$—	$—
Restructuring costs	2.6	5.5	13.1	21.2
Amounts paid	(1.6)	—	(3.4)	(5.0)
Charges against assets	—	(5.5)	(3.2)	(8.7)
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring costs	2.9	5.4	9.0	17.3
Amounts paid	(1.8)	—	(7.2)	(9.0)
Charges against assets	—	(5.4)	(1.8)	(7.2)
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(7.5)	(10.8)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at December 31, 2016	$—	$—	$1.7	$1.7
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

The following is a summary of the activity during fiscal 2014, with respect to a reserve established by the Company in connection with the 2013 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 28, 2013	$—	$0.5	$0.5
Restructuring costs	0.1	0.9	1.0
Amounts paid	(0.1)	(1.2)	(1.3)
Charges against assets	—	(0.2)	(0.2)
Balance at January 3, 2015	$—	$—	$—
Other Restructuring Activities
During fiscal 2016, the Company recorded restructuring costs of $13.9 million in connection with certain organizational changes made during fiscal 2016. The costs associated with these restructuring activities were recorded within the Company’s Corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income.
During fiscal 2015, the Company recorded restructuring and impairment costs of $4.2 million related to its decision to wind-down operations of its Cushe® brand. These costs included $2.6 million related to indefinite-lived intangibles and $1.6 million in other restructuring costs. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated condensed statements of operations and comprehensive income. During fiscal 2016, the Company recorded additional restructuring costs of $0.3 million related to the Cushe® brand.
During fiscal 2014, the Company recorded an impairment of an equity method investment and reserved certain receivables within the Company’s international operations. The impairment and asset charge were determined to be other-than-temporary and the Company recorded a non-cash charge of $4.8 million within its corporate category included in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations. During fiscal 2015, the Company recorded additional restructuring costs of $2.0 million related to its international operations.
During the fourth quarters of fiscal 2016 and 2015, the Company recorded impairment costs of $7.1 million and $2.5 million, respectively, related to indefinite-lived intangibles of its Stride Rite® brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations.
The Company recorded impairment charges of $12.2 million and $11.6 million during fiscal 2016 and 2015, respectively, related to certain consumer-direct store assets where the estimated future cash flows did not support the net book value of the store assets. These costs were recorded within its corporate category in the restructuring and impairment costs line item as a component of operating expenses in the consolidated statements of operations.
Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	Fiscal 2016		Fiscal 2015
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property and equipment	$0.7	$12.4	$1.8	$17.0
Indefinite-lived intangibles	7.9	7.1	15.0	5.1
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
The Company reports its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16-week period for the fiscal fourth quarter. The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2016
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$577.6	$583.7	$603.7	$729.6
Gross profit	228.8	226.6	237.3	267.2
Net earnings (loss) attributable to Wolverine World Wide, Inc.	17.4	24.0	48.2	(1.9)
Net earnings (loss) per share:
Basic	$0.18	$0.25	$0.49	$(0.02)
Diluted	0.18	0.24	0.49	(0.02)

	Fiscal 2015
(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$631.4	$630.1	$678.9	$751.2
Gross profit	261.4	246.4	271.7	272.2
Net earnings attributable to Wolverine World Wide, Inc.	40.1	25.3	45.8	11.6
Net earnings per share:
Basic	$0.40	$0.25	$0.45	$0.12
Diluted	0.39	0.24	0.44	0.12

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine World Wide, Inc. and subsidiaries at December 31, 2016 and January 2, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wolverine World Wide, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wolverine World Wide, Inc.

We have audited Wolverine World Wide Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wolverine World Wide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wolverine World Wide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 28, 2017

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the sixteen-week period ended December 31, 2016 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine Worldwide to be held on May 4, 2017. The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2016:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,493,662	(2), (3)	$19.55	6,281,956	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	7,493,662		$19.55	6,281,956

(1)
Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.

(2)
Includes: (i) 6,890,123 stock options awarded to employees under the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016; and (ii) and 603,539 stock options awarded to non-employee directors under the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.

(3)	Of this amount, 2,797,098 options were not exercisable as of December 31, 2016 due to vesting restrictions.

(4)
Comprised of: (i) 155,762 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 6,126,194 shares issuable under the Stock Incentive Plan of 2016.

The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 397,158 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
The Stock Incentive Plan of 2016 is an equity-based incentive plan for officers, key employees, and directors. The Stock Incentive Plan of 2016 authorizes awards of stock options, restricted common stock, common stock, restricted stock units and/or stock appreciation rights. The Stock Incentive Plan of 2016 provides that each share of restricted or unrestricted common stock and each restricted stock unit issued under the plan is counted as 2.6 shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes only stock options will be issued under the plan in the future; each stock option counts as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes, expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.
Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of December 31, 2016:

•	Outside Directors’ Deferred Compensation Plan: 155,762

•	Stock Incentive Plan of 2016: 2,356,228

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015.

•	Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
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

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 28, 2017	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2017
Blake W. Krueger

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2017
Michael D. Stornant

/s/ Jeffrey M. Boromisa	Director	February 28, 2017
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 28, 2017
Gina R. Boswell

/s/ Roxane Divol	Director	February 28, 2017
Roxane Divol

/s/ William K. Gerber	Director	February 28, 2017
William K. Gerber

/s/ Joseph R. Gromek	Director	February 28, 2017
Joseph R. Gromek

/s/ David T. Kollat	Director	February 28, 2017
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 28, 2017
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 28, 2017
Nicholas T. Long

/s/ Timothy J. O’Donovan	Director	February 28, 2017
Timothy J. O’Donovan

/s/ Michael A. Volkema	Director	February 28, 2017
Michael A. Volkema

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$21.8	$23.6	—	$28.2	(A)	$17.2
Allowance for sales returns	16.3	64.4	—	64.4	(B)	16.3
Allowance for cash discounts	6.3	21.0	—	21.4	(C)	5.9
Inventory valuation allowances	17.3	15.9	—	15.2	(D)	18.0
Total	$61.7	$124.9	—	$129.2		$57.4
Fiscal year ended January 2, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$20.6	$20.4	—	$19.2	(A)	$21.8
Allowance for sales returns	15.9	62.6	—	62.2	(B)	16.3
Allowance for cash discounts	4.5	21.1	—	19.3	(C)	6.3
Inventory valuation allowances	11.4	16.9	—	11.0	(D)	17.3
Total	$52.4	$121.0	—	$111.7		$61.7
Fiscal year ended January 3, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$18.3	$34.9	—	$32.6	(A)	$20.6
Allowance for sales returns	15.4	68.9	—	68.4	(B)	15.9
Allowance for cash discounts	4.1	19.7	—	19.3	(C)	4.5
Inventory valuation allowances	14.0	14.0	—	16.6	(D)	11.4
Total	$51.8	$137.5	—	$136.9		$52.4

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1

EXHIBIT INDEX

Exhibit Number	Document

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
4.1
Senior Notes Indenture, dated August 30, 2016, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.

4.2	Form of 5.000% Senior Note due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.
10.1	Amended and Restated Stock Incentive Plan of 1999.* Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Stock Incentive Plan of 2001.* Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Stock Incentive Plan of 2003.* Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.4	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.5	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.6	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.7	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2012.
10.8	Amended and Restated Executive Long-Term Incentive Plan (3-Year Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012.
10.9	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.10
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.10.

10.11
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.11

10.12
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.12.

10.13	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.14	Employees’ Pension Plan (Restated as amended through December 23, 2014).* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.
10.15	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012.
10.16	Form of Stock Option Agreement for non-employee directors.* Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
10.17	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.18	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.19	2016 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

E-1

Exhibit Number	Document

10.20	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.21	Form of Performance Share Award Agreement (2015 - 2017 performance period).* Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.
10.22
Form of Performance Share Award Agreement (2016 - 2018 performance period).* Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

10.23
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.24
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.25
409A Supplemental Executive Retirement Plan.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.25.

10.26
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.27	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.28	Wolverine World Wide, Inc. Executive Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2016.
10.29	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.30	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.31	Wolverine World Wide, Inc. Stock Incentive Plan of 2016.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 15, 2016.
10.32
Limited Guarantee, dated as of May 1, 2012, entered into by Wolverine World Wide, Inc. in favor of Collective Brands, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.33
Purchase Agreement, dated as of May 1, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.34
Interim Agreement, dated as of May 1, 2012, by and among Wolverine World Wide, Inc., WBG-PSS Holdings LLC, WBG-PSS Merger Sub Inc., Golden Gate Capital Opportunity Fund, L.P. and Blum Strategic Partners IV, L.P. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

10.35
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

10.37
Amendment No. 1 to Purchase Agreement, dated as of October 9, 2012, by and between Open Water Ventures, LLC and WBG-PSS Holdings LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 8, 2012.

10.38
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

E-2

Exhibit Number	Document

10.39
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

10.40
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

10.42
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

10.43
Receivables Sales Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.44
Replacement Facility Amendment, dated as of July 13, 2015, among Wolverine World Wide, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as a lender, J.P. Morgan Europe Limited, as foreign currency agent, Wells Fargo Bank, National Association and MUFG Union Bank, N.A., as co-syndication agents and lenders, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015.

10.45
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

21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-3