Form 10-Q
period 2017-04-01
WOLVERINE WORLD WIDE INC /DE/
filed 2017-05-10
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-06024
 __________________________________________________________
WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)
 __________________________________________________________

Delaware	38-1185150
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9341 Courtland Drive N.E., Rockford, Michigan	49351
(Address of Principal Executive Offices)	(Zip Code)
(616) 866-5500
(Registrant’s Telephone Number, Including Area Code)
________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒
There were 96,908,087 shares of common stock, $1 par value, outstanding as of April 28, 2017.

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

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	increase in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•	the impact of regulation, regulatory and legal proceedings and legal compliance risks;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other acquired intangibles;

•	the success of the Company’s consumer-direct realignment initiatives; and

•	changes in future pension funding requirements and pension expenses.
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

(In millions, except per share data)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Revenue	$591.3	$577.6
Cost of goods sold	352.0	344.9
Restructuring costs	4.6	3.9
Gross profit	234.7	228.8
Selling, general and administrative expenses	182.1	184.1
Restructuring and impairment costs	20.0	10.7
Operating profit	32.6	34.0
Other expenses:
Interest expense, net	8.9	8.5
Other expense (income), net	2.5	(0.1)
Total other expenses	11.4	8.4
Earnings before income taxes	21.2	25.6
Income tax expense	4.4	8.0
Net earnings	16.8	17.6
Less: net earnings attributable to noncontrolling interests	0.1	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$16.7	$17.4

Net earnings per share (see Note 3):
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

Comprehensive income	$20.1	$15.9
Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$19.7	$16.0

Cash dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	April 1, 2017	December 31, 2016	March 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$304.1	$369.8	$158.2
Accounts receivable, less allowances:
April 1, 2017 – $39.3
December 31, 2016 – $39.4
March 26, 2016 – $42.7	287.7	263.3	326.0
Inventories:
Finished products, net	341.4	333.7	462.6
Raw materials and work-in-process, net	15.1	15.0	18.2
Total inventories	356.5	348.7	480.8
Prepaid expenses and other current assets	39.5	49.6	40.3
Total current assets	987.8	1,031.4	1,005.3
Property, plant and equipment:
Gross cost	429.7	434.0	440.5
Accumulated depreciation	(284.6)	(287.9)	(305.2)
Property, plant and equipment, net	145.1	146.1	135.3
Other assets:
Goodwill	425.1	424.3	430.2
Indefinite-lived intangibles	678.5	678.5	685.4
Amortizable intangibles, net	81.4	83.8	93.8
Deferred income taxes	2.8	2.3	3.0
Other	67.1	65.3	71.6
Total other assets	1,254.9	1,254.2	1,284.0
Total assets	$2,387.8	$2,431.7	$2,424.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	April 1, 2017	December 31, 2016	March 26, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113.8	$150.8	$105.9
Accrued salaries and wages	21.7	30.8	18.1
Other accrued liabilities	101.0	111.7	123.1
Current maturities of long-term debt	41.2	37.5	16.9
Borrowings under revolving credit agreements and other short-term notes	2.4	2.9	60.0
Total current liabilities	280.1	333.7	324.0
Long-term debt, less current maturities	769.5	780.3	793.4
Accrued pension liabilities	143.5	143.1	110.2
Deferred income taxes	159.5	161.0	177.4
Other liabilities	39.7	39.5	38.5
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
April 1, 2017 – 105,735,062 shares
December 31, 2016 – 105,647,040 shares
March 26, 2016 – 105,567,828 shares	105.7	105.6	105.6
Additional paid-in capital	117.1	103.2	82.2
Retained earnings	1,026.0	1,015.1	962.3
Accumulated other comprehensive loss	(78.1)	(81.1)	(57.5)
Cost of shares in treasury:
April 1, 2017 – 8,827,675 shares
December 31, 2016 – 8,522,425 shares
March 26, 2016 – 5,892,172 shares	(183.2)	(176.3)	(118.2)
Total Wolverine World Wide, Inc. stockholders’ equity	987.5	966.5	974.4
Noncontrolling interest	8.0	7.6	6.7
Total stockholders’ equity	995.5	974.1	981.1
Total liabilities and stockholders’ equity	$2,387.8	$2,431.7	$2,424.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
OPERATING ACTIVITIES
Net earnings	$16.8	$17.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9.2	9.8
Deferred income taxes	(3.6)	0.9
Stock-based compensation expense	7.7	7.6
Excess tax benefits from stock-based compensation	—	(0.1)
Pension contribution	(0.2)	—
Pension and SERP expense	3.7	2.4
Restructuring and impairment costs	24.6	14.6
Cash payments related to restructuring costs	(11.7)	(6.7)
Other	(2.4)	(4.0)
Changes in operating assets and liabilities:
Accounts receivable	(23.7)	(25.2)
Inventories	(11.4)	(15.7)
Other operating assets	9.7	12.5
Accounts payable	(36.1)	(94.1)
Other operating liabilities	(13.4)	1.5
Net cash used in operating activities	(30.8)	(78.9)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.1)	(9.9)
Other	(0.7)	(0.6)
Net cash used in investing activities	(11.8)	(10.5)
FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit agreements and other short-term notes	(0.6)	60.0
Payments on long-term debt	(7.5)	—
Cash dividends paid	(5.8)	(6.0)
Purchase of common stock for treasury	(11.5)	(0.1)
Purchases of shares under employee stock plans	(4.9)	(4.2)
Proceeds from the exercise of stock options	6.5	1.9
Excess tax benefits from stock-based compensation	—	0.1
Contributions from noncontrolling interests	—	0.8
Net cash provided by (used in) financing activities	(23.8)	52.5
Effect of foreign exchange rate changes	0.7	1.0
Decrease in cash and cash equivalents	(65.7)	(35.9)
Cash and cash equivalents at beginning of the year	369.8	194.1
Cash and cash equivalents at end of the period	$304.1	$158.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
April 1, 2017 and March 26, 2016
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s fiscal 2016 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2017 and 2016 both have 52 weeks. Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to the Company’s annual fiscal year reporting. References to the “quarter ended” or “fiscal quarter” refer to the 13-week period ended April 1, 2017 or the 12-week period ended March 26, 2016.
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
The Company records provisions for estimated sales returns and allowances at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, estimates of actual returns and allowances in any future period are inherently uncertain and actual returns and allowances may differ from these estimates. If actual or expected future returns and allowances were significantly greater or less than established reserves, a reduction or increase to net revenue would be recorded in the period this determination was made.
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Seasonality
The Company’s business is subject to seasonal influences that can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in recent years. Prior to fiscal 2017, the Company’s fiscal year had 12 weeks in each of the first three fiscal quarters and, 16 weeks in the fourth fiscal quarter, which also impacted the the comparability from quarter to quarter.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) that have been adopted by the Company during fiscal 2017. The following is a summary of the effect of adoption of these new standards.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2015-11, Simplifying the Measurement of Inventory	Requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out.	Did not have, nor does the Company believe it will have, a material impact on the accounting for its inventory.
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
Clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge accounting criteria continue to be met.
Did not have, nor does the Company believe it will have, a material impact on the accounting for its derivatives.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
Seeks to provide simplification to issues of share-based payment awards in relation to income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.
The adoption of the new standard in fiscal 2017 did not have a significant impact on the Company’s results of operations and cash flows.

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
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Sponsors of benefit plans would be required to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost.
Q1 2018
The Company does not expect the adoption of the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows. The new standard will require the Company to present the non-service pension costs as a component of expense below operating profit.

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

The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except per share data)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$16.7	$17.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.4)	(0.4)
Net earnings used in calculating basic earnings per share	16.3	17.0
Adjustment for earnings reallocated from non-vested restricted common stock	—	—
Net earnings used in calculating diluted earnings per share	$16.3	$17.0
Denominator:
Weighted average shares outstanding	97.0	99.2
Adjustment for non-vested restricted common stock	(2.5)	(3.5)
Shares used in calculating basic earnings per share	94.5	95.7
Effect of dilutive stock options	1.5	0.5
Shares used in calculating diluted earnings per share	96.0	96.2
Net earnings per share:
Basic	$0.17	$0.18
Diluted	$0.17	$0.18
For the quarters ended April 1, 2017 and March 26, 2016, options relating to 1,872,281 and 5,389,794 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Foreign currency translation effects	1.1	—	1.1
Balance at March 26, 2016	$430.2	$685.4	$1,115.6

Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Foreign currency translation effects	0.8	—	0.8
Balance at April 1, 2017	$425.1	$678.5	$1,103.6
In the fourth quarter of fiscal 2016, as a result of its annual impairment testing, the Company recorded a $7.1 million impairment charge for the Stride Rite® trade name. The results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results continue to support the book value of the Sperry® trade name. If the operating results for Stride Rite® and Sperry® were to decline in future periods, the Company may record a non-cash indefinite-lived intangible asset impairment charge. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $7.9 million and $586.8 million, respectively, as of April 1, 2017.

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

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Accounts receivable sold	$149.6	$158.7
Fees charged	0.5	0.4
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $89.6 million, $81.1 million and $93.1 million as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Term Loan A, due July 13, 2020	$568.1	$575.6	$444.4
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	—
Public Bonds, 6.125% interest, due October 15, 2020	—	—	375.0
Borrowings under revolving credit agreements and other short-term notes	2.4	2.9	60.0
Capital lease obligation	0.5	0.5	0.6
Unamortized debt issuance costs	(7.9)	(8.3)	(9.7)
Total debt	$813.1	$820.7	$870.3
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million, $2.6 million and $3.8 million as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At April 1, 2017, Term Loan A had a weighted-average interest rate of 2.95%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum

Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of April 1, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $9.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $1.9 million, $1.8 million and $0 as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $0.7 million for the quarters ended April 1, 2017 and March 26, 2016, respectively.

7.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 362 days, 356 days and 349 days, as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the USD notional amount, with an exchange of principal at maturity. The notional amount of the cross currency swap arrangement is used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	April 1, 2017	December 31, 2016	March 26, 2016
Foreign exchange contracts:
Hedge contracts	$164.6	$169.2	$162.5
Non-hedge contracts	—	2.1	13.5
Interest rate swaps	494.6	496.0	583.9
Cross currency swap	106.4	—	—

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Financial assets:
Foreign exchange contracts - hedge	$3.2	$6.6	$2.3
Interest rate swaps	0.3	0.1	—
Financial liabilities:
Foreign exchange contracts - hedge	$(0.5)	$(0.3)	$(1.4)
Interest rate swaps	(3.7)	(5.3)	(9.8)
Cross currency swap	(0.7)	—	—
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the quarters ended April 1, 2017 and March 26, 2016. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense.
Hedge effectiveness on the cross currency swap will be assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $7.7 million and related income tax benefits of $2.6 million for grants under its stock-based compensation plans for the quarter ended April 1, 2017. The Company recognized compensation expense of $7.6 million and related income tax benefits of $2.6 million for grants under its stock-based compensation plans for the quarter ended March 26, 2016.
During the quarter ended April 1, 2017, the Company did not grant any employee stock options. During the quarter ended March 26, 2016, the Company granted 2,204,609 employee stock options with an estimated weighted average grant date fair value of $3.27. The Company estimated the fair value of the options on the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

12 Weeks Ended March 26, 2016
Expected market price volatility (1)	27.1%
Risk-free interest rate (2)	1.0%
Dividend yield (3)	1.4%
Expected term (4)	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

During the quarter ended April 1, 2017, the Company issued 730,081 restricted awards at a weighted average grant date fair value of $22.92 per award. During the quarter ended March 26, 2016, the Company issued 976,815 restricted awards at a weighted average grant date fair value of $16.50 per award.
During the quarter ended April 1, 2017, the Company issued 488,918 performance awards at a weighted average grant date fair value of $25.02 per award. During the quarter ended March 26, 2016, the Company issued 973,219 performance awards at a weighted average grant date fair value of $16.51 per award.

9.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Service cost pertaining to benefits earned during the period	$1.8	$1.5
Interest cost on projected benefit obligations	4.4	4.4
Expected return on pension assets	(4.9)	(4.6)
Net amortization loss	2.4	1.1
Net pension expense	$3.7	$2.4

10.	INCOME TAXES
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
The Company’s effective tax rates for the quarters ended April 1, 2017 and March 26, 2016 were 20.7% and 31.4%, respectively. The lower effective tax rate in the current year period reflects the positive impact from discrete items and a shift in income between tax jurisdictions with differing tax rates.
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
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012 in the majority of tax jurisdictions.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in AOCI during the quarters ended April 1, 2017 and March 26, 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of January 2, 2016	$(47.3)	$4.0		$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	5.0	(6.1)		—		(1.1)
Amounts reclassified from AOCI	—	(1.5)	(2)	1.1	(3)	(0.4)
Income tax expense (benefit)	—	0.4		(0.3)		0.1
Net reclassifications	—	(1.1)		0.8		(0.3)
Net current-period other comprehensive income (loss) (1)	5.0	(7.2)		0.8		(1.4)
Balance of AOCI as of March 26, 2016	$(42.3)	$(3.2)		$(12.0)		$(57.5)

Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	2.7	(0.6)		—		2.1
Amounts reclassified from AOCI	—	(0.7)	(2)	2.4	(3)	1.7
Income tax expense (benefit)	—	—		(0.8)		(0.8)
Net reclassifications	—	(0.7)		1.6		0.9
Net current-period other comprehensive income (loss) (1)	2.7	(1.3)		1.6		3.0
Balance of AOCI as of April 1, 2017	$(50.8)	$1.5		$(28.8)		$(78.1)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and cross currency hedges are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

12.	FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy.

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Financial assets:
Derivatives	$3.5	$6.7	$2.3
Financial liabilities:
Derivatives	$(4.9)	$(5.6)	$(11.2)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross currency swap is determined using the current forward rates and changes in the spot rate.

Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	13 Weeks Ended April 1, 2017
(In millions)	Fair Value	Impairment
Property and equipment	$—	$4.5
The property and equipment was valued using an income approach based on the discounted cash flows expected to be generated by the underlying assets (Level 3).
Fair Value Disclosures
The Company’s financial instruments, that are not recorded at fair value, consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under revolving credit agreements and other short-term and long-term debt. The carrying amount of these financial instruments is historical cost, which approximates fair value, except for the debt. The carrying value and the fair value of the Company’s debt, excluding capital leases, are as follows:

(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Carrying value	$812.6	$820.2	$869.7
Fair value	816.6	827.6	907.0
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

13.	LITIGATION AND CONTINGENCIES
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
Minimum future royalty and advertising obligations for the fiscal periods subsequent to April 1, 2017 under the terms of certain licenses held by the Company are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum royalties	$1.5	$1.4	$1.5	$1.5	$—	$—
Minimum advertising	2.1	3.3	3.4	3.5	3.7	7.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $0.4 million for the quarters ended April 1, 2017 and March 26, 2016, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.9 million and $0.7 million for the quarters ended April 1, 2017 and March 26, 2016, respectively.

14.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and impairment costs and organizational transformation costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Revenue:
Wolverine Outdoor & Lifestyle Group	$232.6	$217.7
Wolverine Boston Group	203.9	209.1
Wolverine Heritage Group	75.7	71.8
Wolverine Multi-Brand Group	64.4	68.4
Other	14.7	10.6
Total	$591.3	$577.6
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$52.3	$48.8
Wolverine Boston Group	31.9	27.7
Wolverine Heritage Group	9.6	8.5
Wolverine Multi-Brand Group	0.2	(1.4)
Other	1.3	0.5
Corporate	(62.7)	(50.1)
Total	$32.6	$34.0

(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Total assets:
Wolverine Outdoor & Lifestyle Group	$443.5	$391.8	$494.7
Wolverine Boston Group	1,260.2	1,273.5	1,328.0
Wolverine Heritage Group	147.4	157.8	154.2
Wolverine Multi-Brand Group	131.2	140.8	188.2
Other	34.7	33.7	29.8
Corporate	370.8	434.1	229.7
Total	$2,387.8	$2,431.7	$2,424.6
Goodwill:
Wolverine Outdoor & Lifestyle Group	$127.0	$126.6	$129.7
Wolverine Boston Group	257.9	257.5	258.0
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	23.7	23.7	26.0
Total	$425.1	$424.3	$430.2

15.	RESTRUCTURING ACTIVITIES
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which will result in the closure of certain retail stores. The Company has closed 155 retail stores in connection with the 2016 Plan through the end of the first quarter of fiscal 2017 and plans to close approximately 115 additional stores through the end of fiscal 2017. The Company currently estimates pretax charges related to the 2016 Plan will range from $66.0 million to $71.0 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan.
Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $29.7 million, with $7.3 million recorded in the restructuring costs line item as a component of cost of goods sold, and $22.4 million recorded in the restructuring and impairment costs line item as a component of operating expenses. The following is a summary of the activity during the quarter ended April 1, 2017, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	1.5	4.5	17.9	23.9
Amounts paid	(0.6)	—	(9.3)	(9.9)
Charges against assets	—	(4.5)	(4.6)	(9.1)
Balance at April 1, 2017	$1.7	$—	$5.2	$6.9
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

The following is a summary of the activity during the quarters ended April 1, 2017 and March 26, 2016, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(1.4)	—	(3.8)	(5.2)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at March 26, 2016	$1.9	$—	$5.4	$7.3

Balance at December 31, 2016	$—	$—	$1.7	$1.7
Restructuring and impairment costs	—	—	—	—
Amounts paid	—	—	(0.1)	(0.1)
Charges against assets	—	—	—	—
Balance at April 1, 2017	$—	$—	$1.6	$1.6
Other Restructuring Activities
During the quarters ended April 1, 2017 and March 26, 2016, the Company recorded restructuring costs of $0.7 million and $3.3 million, respectively, in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and impairment costs line item as a component of operating expenses.
During the quarter ended March 26, 2016, the Company recorded restructuring costs of $0.3 million related to its decision to wind-down operations of its Cushe® brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading designer, manufacturer and marketer of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 200 countries and territories at April 1, 2017, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At April 1, 2017, the Company operated 190 retail stores in the United States and Canada and 30 consumer-direct websites.
Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to our annual fiscal year reporting. References to the “quarter ended” or “fiscal quarter” refer to the 13-week period ended April 1, 2017 or the 12-week period ended March 26, 2016.
2017 FINANCIAL OVERVIEW

•
Revenue was $591.3 million for the first quarter of fiscal 2017, representing a growth of 2.4% versus the first quarter of fiscal 2016. The change in revenue reflected a 6.8% increase from the Outdoor & Lifestyle Group, a 2.5% decline from the Boston Group, a 5.4% increase from the Heritage Group and a 5.8% decline from the Multi-Brand Group. The change in revenue includes $43.2 million in revenues due to the additional week of operations. Revenue was negatively impacted by a challenging U.S. retail environment, the closure of Company retail stores and unfavorable foreign exchange rates.

•
Gross margin improved 10 basis points to 39.7% in the first quarter of fiscal 2017 driven by product cost improvements, partially offset by product mix, store closures and the negative impact of foreign exchange.

•	The effective tax rate in the first quarter of fiscal 2017 was 20.7% compared to 31.4% in the first quarter of fiscal 2016.

•	Diluted earnings per share for the first quarter of fiscal 2017 and the first quarter of fiscal 2016 was $0.17 per share and $0.18 per share, respectively.

•	Inventory declined 25.9% in the first quarter of fiscal 2017 versus the prior year.

•	The Company declared cash dividends of $0.06 per share in both the first quarter of fiscal 2017 and fiscal 2016.

RESULTS OF OPERATIONS

(In millions, except per share data)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016	Percent Change
Revenue	$591.3	$577.6	2.4%
Cost of goods sold	352.0	344.9	2.1
Restructuring costs	4.6	3.9	17.9
Gross profit	234.7	228.8	2.6
Selling, general and administrative expenses	182.1	184.1	(1.1)
Restructuring and impairment costs	20.0	10.7	86.9
Operating profit	32.6	34.0	(4.1)
Interest expense, net	8.9	8.5	4.7
Other expense (income), net	2.5	(0.1)	2,600.0
Earnings before income taxes	21.2	25.6	(17.2)
Income tax expense	4.4	8.0	(45.0)
Net earnings	16.8	17.6	(4.5)
Less: net earnings attributable to noncontrolling interests	0.1	0.2	(50.0)
Net earnings attributable to Wolverine World Wide, Inc.	$16.7	$17.4	(4.0)%

Diluted earnings per share	$0.17	$0.18	(5.6)%
REVENUE
Revenue was $591.3 million for the first quarter of fiscal 2017, an increase of 2.4% from the first quarter of fiscal 2016. The change in revenue reflected a 6.8% increase from the Outdoor & Lifestyle Group, a 2.5% decline from the Boston Group, a 5.4% increase from the Heritage Group and a 5.8% decline from the Multi-Brand Group. The change in consolidated revenue included $43.2 million in revenues due to the additional week in fiscal 2017 compared to the first quarter of fiscal 2016. Revenue was negatively impacted by a challenging U.S. retail environment which resulted in higher inventories at key retail partners and by lower consumer traffic and lower consumer spending in the Company’s brick and mortar retail stores. Revenue was also impacted by the closure of Company retail stores ($13.6 million) and the exit of the Cushe® business ($1.3 million). Changes in foreign exchange rates decreased reported revenues by approximately $2.5 million for the first quarter of fiscal 2017.
GROSS MARGIN
Gross margin was 39.7% in the first quarter of fiscal 2017 compared to 39.6% in the first quarter of fiscal 2016. Gross margin was favorably impacted by product cost improvements, partially offset by product mix, store closures and the negative impact of foreign exchange.
OPERATING EXPENSES
Operating expenses increased $7.3 million, from $194.8 million in the first quarter of fiscal 2016 to $202.1 million in the first quarter of fiscal 2017. The increase was driven by the additional week of operations ($15.5 million), higher restructuring and impairment costs ($9.3 million) and higher pension expense ($1.3 million), partially offset by lower selling costs ($6.7 million), lower store operating costs ($6.0 million), lower advertising costs ($3.9 million) and lower incentive compensation costs ($2.4 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.9 million in the first quarter of fiscal 2017 compared to $8.5 million in the first quarter of fiscal 2016. The increase in interest expense was primarily driven by the additional week in the first quarter of fiscal 2017.
The Company maintains management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are generally lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in other jurisdictions that are not subject to income tax. The Company has not provided for U.S. taxes for earnings generated in foreign jurisdictions because it intends to reinvest these earnings indefinitely outside the U.S. However, if certain foreign earnings previously treated as permanently reinvested are repatriated, the additional U.S. tax liability could have a material adverse effect on the Company’s results of operations and financial position.

The Company’s effective tax rate was 20.7% in the first quarter of fiscal 2017, compared to 31.4% in the first quarter of fiscal 2016. The lower effective tax rate in the current year period reflects the positive impact from discrete items and a shift in income between tax jurisdictions with differing tax rates.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and impairment costs and organizational transformation costs.
The current quarter and prior year reportable operating segment results are as follows:

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$232.6	$217.7	$14.9	6.8%
Wolverine Boston Group	203.9	209.1	(5.2)	(2.5)
Wolverine Heritage Group	75.7	71.8	3.9	5.4
Wolverine Multi-Brand Group	64.4	68.4	(4.0)	(5.8)
Other	14.7	10.6	4.1	38.7
Total	$591.3	$577.6	$13.7	2.4%

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$52.3	$48.8	$3.5	7.2%
Wolverine Boston Group	31.9	27.7	4.2	15.2
Wolverine Heritage Group	9.6	8.5	1.1	12.9
Wolverine Multi-Brand Group	0.2	(1.4)	1.6	114.3
Other	1.3	0.5	0.8	160.0
Corporate	(62.7)	(50.1)	(12.6)	(25.1)
Total	$32.6	$34.0	$(1.4)	(4.1)%
Further information regarding the reportable operating segments can be found in Note 14 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue increased $14.9 million, or 6.8%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The reported revenue increase reflected $18.3 million of revenue due to the additional week of operations, partially offset by $2.3 million unfavorable impact from foreign exchange and lower revenues due to the exit of the Cushe® business ($1.3 million). The increase in revenues included high single digit growth for Merrell® and a high teens revenue increase for Chaco®, partially offset by a low teens decline for Hush Puppies®.

The Merrell® revenue increase was primarily due to the additional week of operations and growth in eCommerce partially offset by the negative impact of foreign exchange. The Chaco® revenue increase was a result of strong brand momentum and consumer engagement particularly within the brand’s core sandal category. The Hush Puppies® decline was due to lower demand in Canada and a difficult retail environment in Europe.
The Outdoor & Lifestyle Group’s operating profit increased $3.5 million, or 7.2%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase reflects higher operating profit from Chaco® due to increased revenues and the additional week in operations for the group.
Wolverine Boston Group
The Boston Group’s revenue decreased $5.2 million, or 2.5%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The reported revenue decrease reflected $15.3 million of revenue due to the additional week of operations. The reported revenue decrease included a low single digit revenue decline for Sperry® and a high single-digit revenue decline for Keds®.
The Sperry® decrease was due to lower demand within its boat shoe and vulcanized categories, partially offset by growth in active footwear driven by the launch of a new product line and the additional week of operations. The Keds® decrease was due to the intentional exit of certain unprofitable points of distribution in the U.S. market, partially offset by growth in eCommerce and the additional week of operations.
The Boston Group’s operating profit increased $4.2 million, or 15.2%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due primarily to increased profitability from Keds® and Saucony® due to higher gross margins and lower advertising expenses for Keds® and the additional week of operations for the group.
Wolverine Heritage Group
The Heritage Group’s revenue increased $3.9 million, or 5.4%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The reported revenue increase reflected $4.3 million of revenue due to the additional week of operations. The reported revenue increase included a mid teens revenue increase for Wolverine®, partially offset by a mid teens revenue decline for Bates®.
The revenue increase for Wolverine® was attributable to higher demand within the U.S. market driven by new product introductions and the impact of the additional week of operations. The Bates® decrease was driven by lower volumes related to military contract awards.
The Heritage Group’s operating profit increased $1.1 million, or 12.9%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was driven by Wolverine® due to the higher revenues.
Wolverine Multi-Brand Group
The Multi-Brand Group revenue decreased $4.0 million, or 5.8%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The reported revenue decrease reflected $4.3 million of revenue due to the additional week of operations. The remaining decrease was due to store closures.
The Multi-Brand Group’s operating profit increased $1.6 million, or 114.3%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was due to increased gross margins for Stride Rite® within the U.S. wholesale market.
Other
The Other category’s revenues increased $4.1 million, or 38.7%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was primarily due to increased demand within the performance leathers business and the impact of the additional week of operations.
Corporate
Corporate expenses were $62.7 million in the first quarter of fiscal 2017 compared to $50.1 million in the first quarter of fiscal 2016. The $12.6 million increase was driven by higher restructuring and impairment costs ($10.0 million), higher pension expense ($1.3 million), higher organizational transformation costs ($0.8 million) and the additional week of operations ($2.9 million), partially offset by lower incentive compensation costs ($2.4 million).

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	April 1, 2017	December 31, 2016	March 26, 2016
Cash and cash equivalents	$304.1	$369.8	$158.2
Debt	813.1	820.7	870.3
Available revolving credit facility (1)	597.5	597.4	436.2

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.

(In millions)	13 Weeks Ended April 1, 2017	12 Weeks Ended March 26, 2016
Net cash used in operating activities	$(30.8)	$(78.9)
Net cash used in investing activities	(11.8)	(10.5)
Net cash provided by (used in) financing activities	(23.8)	52.5
Additions to property, plant and equipment	11.1	9.9
Depreciation and amortization	9.2	9.8
Liquidity
Cash and cash equivalents of $304.1 million as of April 1, 2017 were $145.9 million higher compared to March 26, 2016. The Company had $597.5 million of borrowing capacity available under the Revolving Credit Facility as of April 1, 2017. Cash and cash equivalents located in foreign jurisdictions totaled $235.7 million as of April 1, 2017. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first quarter of fiscal 2017, an increase in net working capital represented a use of cash of $74.9 million. Working capital balances were unfavorably impacted by an increase in accounts receivable and inventories of $23.7 million and $11.4 million, respectively. Accounts payable and other operating liabilities drove a use of cash of $36.1 million and $13.4 million, respectively, which were partially offset by a decrease in other operating assets of $9.7 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $11.1 million in the first quarter of fiscal 2017 and $9.9 million in the first quarter of fiscal 2016 related primarily for building improvements and information system enhancements.
Financing Activities
As of April 1, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at April 1, 2017 totaled $813.1 million compared to $820.7 million at December 31, 2016. The decrease is due to scheduled principal payments on Term Loan A.
The Company repurchased $2.3 million and $3.6 million of shares during the first quarters of fiscal 2017 and 2016. The Company may purchase up to an additional $242.3 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $4.9 million of shares in the first quarter of fiscal 2017 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.8 million and $5.9 million, for the first quarters of fiscal 2017 and 2016, respectively. The 2017 dividend is payable on May 1, 2017 to shareholders of record on April 3, 2017.

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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its 2016 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At April 1, 2017 and March 26, 2016, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $164.6 million and $162.5 million, respectively, with maturities ranging up to 362 and 349 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company currently does not hedge these net investments. At April 1, 2017, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $2.7 million from their value at December 31, 2016. At March 26, 2016, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $5.0 million from their value at January 2, 2016.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of April 1, 2017, the Company had no outstanding borrowings and outstanding letters of credit of $2.5 million under the Revolving Credit Facility and $2.4 million in borrowings under foreign revolving credit agreements and other short-term notes. The Company’s total variable-rate debt was $570.5 million at April 1, 2017 and the Company held two interest rate swap agreement denominated in U.S. dollars that effectively converts $494.6 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of fiscal 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 1, 2017 to February 4, 2017)
Common Stock Repurchase Program(1)	17,619	$21.98	17,619	$244,174,343
Employee Transactions(2)	6,282	22.94	—
Period 2 (February 5, 2017 to March 4, 2017)
Common Stock Repurchase Program(1)	90,804	$21.00	90,804	$242,267,186
Employee Transactions(2)	215,153	23.02	—
Period 3 (March 5, 2017 to April 1, 2017)
Common Stock Repurchase Program(1)	—	—	—	$242,267,186
Employee Transactions(2)	—	—	—
Total for Quarter Ended April 1, 2017
Common Stock Repurchase Program(1)	108,423	$21.16	108,423	$242,267,186
Employee Transactions(2)	221,435	23.02	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on August 8, 2016 that authorizes the repurchase of up to $300.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

WOLVERINE WORLD WIDE, INC.

May 10, 2017	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 10, 2017	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

10.1	2017 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Award Agreement (2017 - 2019 performance period).*

10.3	Employees’ Pension Plan (Restated as amended through May 1, 2017)*

10.4	409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.