Form 10-Q
period 2017-07-01
WOLVERINE WORLD WIDE INC /DE/
filed 2017-08-09
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Yes ☐    No  ☒
There were 96,636,010 shares of common stock, $1 par value, outstanding as of July 28, 2017.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

(In millions, except per share data)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Revenue	$598.8	$583.7	$1,190.1	$1,161.3
Cost of goods sold	369.4	357.1	721.4	702.0
Restructuring costs	2.5	—	7.1	3.9
Gross profit	226.9	226.6	461.6	455.4
Selling, general and administrative expenses	175.1	183.0	357.2	367.1
Restructuring and impairment costs	22.6	1.8	42.6	12.5
Operating profit	29.2	41.8	61.8	75.8
Other expenses:
Interest expense, net	5.9	7.8	14.8	16.3
Other expense, net	1.3	1.1	3.8	1.0
Total other expenses	7.2	8.9	18.6	17.3
Earnings before income taxes	22.0	32.9	43.2	58.5
Income tax expense	1.5	8.8	5.9	16.8
Net earnings	20.5	24.1	37.3	41.7
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1	(0.1)	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$20.7	$24.0	$37.4	$41.4

Net earnings per share (see Note 3):
Basic	$0.21	$0.25	$0.39	$0.42
Diluted	$0.21	$0.24	$0.38	$0.42

Comprehensive income	$20.3	$24.2	$40.4	$40.1
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.4	(0.1)
Comprehensive income attributable to Wolverine World Wide, Inc.	$20.3	$24.2	$40.0	$40.2

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	July 1, 2017	December 31, 2016	June 18, 2016
ASSETS
Current assets:
Cash and cash equivalents	$412.8	$369.8	$221.7
Accounts receivable, less allowances:
July 1, 2017 – $38.9
December 31, 2016 – $39.4
June 18, 2016 – $43.9	287.1	263.3	312.6
Inventories:
Finished products, net	321.0	333.7	421.8
Raw materials and work-in-process, net	12.7	15.0	17.5
Total inventories	333.7	348.7	439.3
Prepaid expenses and other current assets	42.0	49.6	46.9
Assets held for sale	16.9	—	—
Total current assets	1,092.5	1,031.4	1,020.5
Property, plant and equipment:
Gross cost	434.3	434.0	454.6
Accumulated depreciation	(284.2)	(287.9)	(305.3)
Property, plant and equipment, net	150.1	146.1	149.3
Other assets:
Goodwill	427.2	424.3	431.9
Indefinite-lived intangibles	678.5	678.5	685.4
Amortizable intangibles, net	80.7	83.8	90.5
Deferred income taxes	3.1	2.3	4.1
Other	67.9	65.3	71.8
Total other assets	1,257.4	1,254.2	1,283.7
Total assets	$2,500.0	$2,431.7	$2,453.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	July 1, 2017	December 31, 2016	June 18, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207.6	$150.8	$172.9
Accrued salaries and wages	22.3	30.8	26.5
Other accrued liabilities	111.0	111.7	111.9
Liabilities held for sale	1.8	—	—
Current maturities of long-term debt	45.0	37.5	19.7
Borrowings under revolving credit agreements and other short-term notes	1.6	2.9	—
Total current liabilities	389.3	333.7	331.0
Long-term debt, less current maturities	758.7	780.3	788.3
Accrued pension liabilities	143.7	143.1	110.9
Deferred income taxes	153.8	161.0	175.0
Other liabilities	46.0	39.5	46.3
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
July 1, 2017 – 105,792,839 shares
December 31, 2016 – 105,647,040 shares
June 18, 2016 – 105,468,293 shares	105.8	105.6	105.5
Additional paid-in capital	124.5	103.2	86.5
Retained earnings	1,040.9	1,015.1	980.5
Accumulated other comprehensive loss	(78.5)	(81.1)	(57.3)
Cost of shares in treasury:
July 1, 2017 – 9,211,572 shares
December 31, 2016 – 8,522,425 shares
June 18, 2016 – 6,016,471 shares	(193.0)	(176.3)	(120.4)
Total Wolverine World Wide, Inc. stockholders’ equity	999.7	966.5	994.8
Noncontrolling interest	8.8	7.6	7.2
Total stockholders’ equity	1,008.5	974.1	1,002.0
Total liabilities and stockholders’ equity	$2,500.0	$2,431.7	$2,453.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

(In millions)	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
OPERATING ACTIVITIES
Net earnings	$37.3	$41.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.2	20.3
Deferred income taxes	(8.6)	(1.6)
Stock-based compensation expense	13.0	11.5
Excess tax benefits from stock-based compensation	—	(0.1)
Pension contribution	(0.7)	(0.2)
Pension and SERP expense	7.5	4.8
Restructuring and impairment costs	49.7	16.4
Cash payments related to restructuring costs	(27.5)	(9.3)
Other	(10.1)	(6.8)
Changes in operating assets and liabilities:
Accounts receivable	(20.2)	(12.9)
Inventories	(4.6)	27.2
Other operating assets	6.9	5.8
Accounts payable	54.4	(30.0)
Other operating liabilities	(7.7)	6.0
Net cash provided by operating activities	107.6	72.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(19.8)	(28.2)
Investment in joint venture	—	(0.5)
Other	(3.2)	2.7
Net cash used in investing activities	(23.0)	(26.0)
FINANCING ACTIVITIES
Net payments under revolving credit agreements and other short-term notes	(1.6)	—
Payments on long-term debt	(15.0)	(2.8)
Payments of debt issuance costs	(0.1)	—
Cash dividends paid	(11.6)	(11.8)
Purchase of common stock for treasury	(21.5)	(6.0)
Purchases of shares under employee stock plans	(5.0)	(4.3)
Proceeds from the exercise of stock options	8.3	2.2
Excess tax benefits from stock-based compensation	—	0.1
Contributions from noncontrolling interests	0.8	1.3
Net cash used in financing activities	(45.7)	(21.3)
Effect of foreign exchange rate changes	4.1	2.1
Increase in cash and cash equivalents	43.0	27.6
Cash and cash equivalents at beginning of the year	369.8	194.1
Cash and cash equivalents at end of the period	$412.8	$221.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
July 1, 2017 and June 18, 2016
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, manufacturer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sebago®, Sperry®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
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
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2017 and 2016 both have 52 weeks. Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to the Company’s annual fiscal year reporting. References to the “quarter ended” or “second quarter” refer to the 13-week period ended July 1, 2017 or the 12-week period ended June 18, 2016. References to the “first two quarters” refer to the 26-week period ended July 1, 2017 or the 24-week period ended June 18, 2016.
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
Seasonality
The Company’s business is subject to seasonal influences that can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in recent years. Prior to fiscal 2017, the Company’s fiscal year had 12 weeks in each of the first three fiscal quarters and, 16 weeks in the fourth fiscal quarter, which also impacted the comparability from quarter to quarter.

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
ASU 2017-01, Clarifying the Definition of a Business
Clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.
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
ASU 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-04, 2016-08, 2016-10, 2016-12 and 2017-10)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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

The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except per share data)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$20.7	$24.0	$37.4	$41.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(0.5)	(0.8)	(0.9)
Net earnings used in calculating basic and diluted earnings per share	$20.2	$23.5	$36.6	$40.5
Denominator:
Weighted average shares outstanding	96.8	99.5	96.9	99.4
Adjustment for non-vested restricted common stock	(2.2)	(4.0)	(2.3)	(3.8)
Shares used in calculating basic earnings per share	94.6	95.5	94.6	95.6
Effect of dilutive stock options	1.6	0.6	1.5	0.5
Shares used in calculating diluted earnings per share	96.2	96.1	96.1	96.1
Net earnings per share:
Basic	$0.21	$0.25	$0.39	$0.42
Diluted	$0.21	$0.24	$0.38	$0.42
For the 13 and 26 weeks ended July 1, 2017, options relating to 1,814,701 and 1,836,686 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

For the 12 and 24 weeks ended June 18, 2016, options relating to 5,587,283 and 5,717,179 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Foreign currency translation effects	2.8	—	2.8
Balance at June 18, 2016	$431.9	$685.4	$1,117.3

Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Foreign currency translation effects	2.9	—	2.9
Balance at July 1, 2017	$427.2	$678.5	$1,105.7
In the fourth quarter of fiscal 2016, as a result of its annual impairment testing, the Company recorded a $7.1 million impairment charge for the Stride Rite® trade name. The results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results continue to support the book value of the Sperry® trade name. If the operating results for Stride Rite® and Sperry® were to decline in future periods, the Company may record a non-cash indefinite-lived intangible asset impairment charge. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $7.9 million and $586.8 million, respectively, as of July 1, 2017.

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

(In millions)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Accounts receivable sold	$148.4	$140.2	$298.0	$298.9
Fees charged	0.5	0.4	1.0	0.8
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $82.2 million, $81.1 million and $76.5 million as of July 1, 2017, December 31, 2016 and June 18, 2016, respectively.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Term Loan A, due July 13, 2020	$560.6	$575.6	$441.5
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	—
Public Bonds, 6.125% interest	—	—	375.0
Borrowings under revolving credit agreements and other short-term notes	1.6	2.9	—
Capital lease obligation	0.5	0.5	0.6
Unamortized debt issuance costs	(7.4)	(8.3)	(9.1)
Total debt	$805.3	$820.7	$808.0
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on July 13, 2020. The scheduled principal payments due over the next 12 months total $45.0 million as of July 1, 2017 and are recorded as current maturities of long-term debt on the consolidated balance sheet.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million, $2.6 million and $2.6 million as of July 1, 2017, December 31, 2016 and June 18, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At July 1, 2017, Term Loan A had a weighted-average interest rate of 3.02%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.

The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of July 1, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $9.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $1.6 million, $1.8 million and $0 as of July 1, 2017, December 31, 2016 and June 18, 2016, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.4 million for the 13 and 26 weeks ended July 1, 2017, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.4 million for the 12 and 24 weeks ended June 18, 2016, respectively.

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
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 363 days, 356 days and 363 days, as of July 1, 2017, December 31, 2016 and June 18, 2016, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the USD notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in accumulated other comprehensive income (loss). All other changes in fair value are recorded in other income or expense.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	July 1, 2017	December 31, 2016	June 18, 2016
Foreign exchange contracts:
Hedge contracts	$157.8	$169.2	$193.1
Non-hedge contracts	6.6	2.1	15.0
Interest rate swaps	475.2	496.0	556.3
Cross currency swap	106.4	—	—

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Financial assets:
Foreign exchange contracts - hedge	$0.4	$6.6	$1.2
Interest rate swaps	0.2	0.1	—
Financial liabilities:
Foreign exchange contracts - hedge	$(4.3)	$(0.3)	$(3.1)
Foreign exchange contracts - non-hedge	—	—	(0.1)
Interest rate swaps	(3.8)	(5.3)	(13.6)
Cross currency swap	(6.6)	—	—
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the quarters ended July 1, 2017 and June 18, 2016. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity.
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
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $5.3 million and $13.0 million, and related income tax benefits of $1.8 million and $4.4 million, for grants under its stock-based compensation plans for the 13 and 26 weeks ended July 1, 2017, respectively. The Company recognized compensation expense of $3.9 million and $11.5 million, and related income tax benefits of $1.3 million and $3.9 million, for grants under its stock-based compensation plans for the 12 and 24 weeks ended June 18, 2016.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

During the 26 weeks ended July 1, 2017, the Company granted 93,274 employee stock options with an estimated weighted average grant date fair value of $5.50. During the 24 weeks ended June 18, 2016, the Company granted 2,375,573 employee stock options with an estimated weighted average grant date fair value of $3.32. The Company estimated the fair value of the options on the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Expected market price volatility (1)	29.3%	27.1%
Risk-free interest rate (2)	1.7%	1.0%
Dividend yield (3)	1.0%	1.4%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

During the 26 weeks ended July 1, 2017, the Company issued 744,504 restricted awards at a weighted average grant date fair value of $22.94 per award. During the 24 weeks ended June 18, 2016, the Company issued 996,301 restricted awards at a weighted average grant date fair value of $16.56 per award.
During the 26 weeks ended July 1, 2017, the Company issued 488,918 performance awards at a weighted average grant date fair value of $25.02 per award. During the 24 weeks ended June 18, 2016, the Company issued 980,093 performance awards at a weighted average grant date fair value of $16.53 per award.

9.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

(In millions)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Service cost pertaining to benefits earned during the period	$1.8	$1.5	$3.6	$3.0
Interest cost on projected benefit obligations	4.4	4.4	8.8	8.8
Expected return on pension assets	(4.9)	(4.7)	(9.8)	(9.3)
Net amortization loss	2.5	1.2	4.9	2.3
Net pension expense	$3.8	$2.4	$7.5	$4.8

10.	INCOME TAXES
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
The Company’s effective tax rates for the 13 and 26 weeks ended July 1, 2017 were 7.0% and 13.7%, respectively. The Company’s effective tax rates for the 12 and 24 weeks ended June 18, 2016 were 26.7% and 28.8%, respectively. The lower effective tax rate in the current year periods reflects the positive impact from discrete items and a shift in income between tax jurisdictions with differing tax rates. The shift in income for both periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.

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
The change in AOCI during the second quarter of fiscal 2017 and fiscal 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of March 26, 2016	$(42.3)	$(3.2)		$(12.0)		$(57.5)
Other comprehensive income (loss) before reclassifications (1)	5.3	(3.9)		—		1.4
Amounts reclassified from AOCI	—	(2.7)	(2)	1.2	(3)	(1.5)
Income tax expense (benefit)	—	0.8		(0.5)		0.3
Net reclassifications	—	(1.9)		0.7		(1.2)
Net current-period other comprehensive income (loss) (1)	5.3	(5.8)		0.7		0.2
Balance of AOCI as of June 18, 2016	$(37.0)	$(9.0)		$(11.3)		$(57.3)

Balance of AOCI as of April 1, 2017	$(50.8)	$1.5		$(28.8)		$(78.1)
Other comprehensive income (loss) before reclassifications (1)	9.2	(9.6)		—		(0.4)
Amounts reclassified from AOCI	—	(1.9)	(2)	2.5	(3)	0.6
Income tax expense (benefit)	—	0.3		(0.9)		(0.6)
Net reclassifications	—	(1.6)		1.6		—
Net current-period other comprehensive income (loss) (1)	9.2	(11.2)		1.6		(0.4)
Balance of AOCI as of July 1, 2017	$(41.6)	$(9.7)		$(27.2)		$(78.5)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and cross currency hedges are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the first two quarters of fiscal 2017 and fiscal 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of January 2, 2016	$(47.3)	$4.0		$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	10.3	(10.0)		—		0.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	(2)	2.3	(3)	(1.9)
Income tax expense (benefit)	—	1.2		(0.8)		0.4
Net reclassifications	—	(3.0)		1.5		(1.5)
Net current-period other comprehensive income (loss) (1)	10.3	(13.0)		1.5		(1.2)
Balance of AOCI as of June 18, 2016	$(37.0)	$(9.0)		$(11.3)		$(57.3)

Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	11.9	(10.2)		—		1.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.6)	(2)	4.9	(3)	2.3
Income tax expense (benefit)	—	0.3		(1.7)		(1.4)
Net reclassifications	—	(2.3)		3.2		0.9
Net current-period other comprehensive income (loss) (1)	11.9	(12.5)		3.2		2.6
Balance of AOCI as of July 1, 2017	$(41.6)	$(9.7)		$(27.2)		$(78.5)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and cross currency hedges are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

12.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Financial assets:
Derivatives	$0.6	$6.7	$1.2
Financial liabilities:
Derivatives	$(14.7)	$(5.6)	$(16.8)

The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross currency swap is determined using the current forward rates and changes in the spot rate.
Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	26 Weeks Ended July 1, 2017
(In millions)	Fair Value	Impairment
Property and equipment	$—	$4.6
The property and equipment was valued using an income approach based on the discounted cash flows expected to be generated by the underlying assets (Level 3).
Fair Value Disclosures
The Company’s financial instruments that are not recorded at fair value consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under revolving credit agreements and other short-term and long-term debt. The carrying amount of these financial instruments is historical cost, which approximates fair value, except for the debt. The carrying value and the fair value of the Company’s debt, excluding capital leases, are as follows:

(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Carrying value	$804.8	$820.2	$807.4
Fair value	822.8	827.6	849.3
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
Minimum future royalty and advertising obligations for the fiscal periods subsequent to July 1, 2017 under the terms of certain licenses held by the Company are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum royalties	$1.0	$1.4	$1.5	$1.5	$—	$—
Minimum advertising	1.4	2.9	3.0	3.1	3.2	10.2
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.1 million for the 13 and 26 weeks ended July 1, 2017, respectively. For the 12 and 24 weeks ended June 18, 2016, the Company incurred royalty expense, in accordance with these agreements, of $0.5 million and $0.9 million, respectively.

The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.7 million and $1.6 million for the 13 and 26 weeks ended July 1, 2017, respectively. For the 12 and 24 weeks ended June 18, 2016, the Company incurred advertising expense, in accordance with these agreements, of $0.9 million and $1.6 million, respectively.

14.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments. During the second quarter of fiscal 2017, the components within the Wolverine Multi-Brand Group were realigned as the Company transitions Stride Rite® to a global license arrangement. The license arrangement was effective on July 2, 2017, subsequent to the second quarter.

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

•
Wolverine Multi-Brand Group, consisting of the Company’s Children’s footwear business and the Company's multi-brand consumer-direct businesses. The Children’s footwear business includes Stride Rite®, as well as children’s footwear offerings from Saucony®, Sperry®, Keds® and Merrell®.

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

(In millions)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Revenue:
Wolverine Outdoor & Lifestyle Group	$231.9	$203.0	$464.5	$420.7
Wolverine Boston Group	221.7	218.2	425.6	427.3
Wolverine Heritage Group	74.1	74.2	149.8	146.0
Wolverine Multi-Brand Group	51.7	69.7	116.1	138.1
Other	19.4	18.6	34.1	29.2
Total	$598.8	$583.7	$1,190.1	$1,161.3
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$44.0	$34.7	$96.3	$83.5
Wolverine Boston Group	38.9	30.9	70.8	58.6
Wolverine Heritage Group	11.2	8.3	20.8	16.8
Wolverine Multi-Brand Group	4.1	2.6	4.3	1.2
Other	1.9	1.6	3.2	2.1
Corporate	(70.9)	(36.3)	(133.6)	(86.4)
Total	$29.2	$41.8	$61.8	$75.8

(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Total assets:
Wolverine Outdoor & Lifestyle Group	$444.2	$391.8	$455.8
Wolverine Boston Group	1,283.2	1,273.5	1,337.0
Wolverine Heritage Group	130.3	157.8	148.8
Wolverine Multi-Brand Group	130.5	140.8	189.4
Other	31.0	33.7	28.3
Corporate	480.8	434.1	294.2
Total	$2,500.0	$2,431.7	$2,453.5
Goodwill:
Wolverine Outdoor & Lifestyle Group	$127.7	$126.6	$129.9
Wolverine Boston Group	259.3	257.5	259.5
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	23.7	23.7	26.0
Total	$427.2	$424.3	$431.9

15.	RESTRUCTURING ACTIVITIES
2017 Plan
During the second quarter of fiscal 2017, the Company implemented certain organizational changes (the “2017 Plan”). The Company currently estimates pretax charges related to the 2017 Plan will range from $2.4 million to $2.6 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $8.4 million as a result of the 2017 Plan. Costs incurred related to the 2017 Plan have been recorded within the Corporate category. The cumulative costs incurred of $2.0 million are recorded in the restructuring and impairment costs line item as a component of operating expenses.
The following is a summary of the activity during the first two quarters of fiscal 2017, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$—	$—	$—
Restructuring costs	1.7	0.3	2.0
Amounts paid	(0.1)	(0.3)	(0.4)
Balance at July 1, 2017	$1.6	$—	$1.6
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which will result in the closure of certain retail stores. The Company has closed 231 retail stores in connection with the 2016 Plan through the end of the second quarter of fiscal 2017 and plans to close approximately 33 additional stores through the end of fiscal 2017. The Company currently estimates pretax charges related to the 2016 Plan will range from $71.0 million to $76.0 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $52.8 million, with $9.8 million recorded in the restructuring costs line item as a component of cost of goods sold, and $43.0 million recorded in the restructuring and impairment costs line item as a component of operating expenses.

The following is a summary of the activity during the first two quarters of fiscal 2017, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	3.0	4.6	39.4	47.0
Amounts paid	(3.0)	—	(21.7)	(24.7)
Charges against assets	—	(4.6)	(4.0)	(8.6)
Balance at July 1, 2017	$0.8	$—	$14.9	$15.7
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
The following is a summary of the activity during the first two quarters of fiscal 2017 and fiscal 2016, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(4.7)	(8.0)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at June 18, 2016	$—	$—	$4.5	$4.5

Balance at December 31, 2016	$—	$—	$1.7	$1.7
Amounts paid	—	—	(0.2)	(0.2)
Balance at July 1, 2017	$—	$—	$1.5	$1.5
Other Restructuring Activities
During the first two quarters of fiscal 2017 and fiscal 2016, the Company recorded restructuring costs of $0.7 million and $5.1 million, respectively, in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and impairment costs line item as a component of operating expenses.
During the 24 weeks ended June 18, 2016, the Company recorded restructuring costs of $0.3 million related to its decision to wind-down operations of its Cushe® brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses.

16.	ASSETS AND LIABILITIES HELD FOR SALE
In May 2017, the Company agreed to enter into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, which became effective in the third quarter of fiscal 2017, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The sale of inventory and other assets and liabilities was completed in the third quarter of fiscal 2017. Subsequent to quarter end, the Company received cash proceeds of $16.1 million for the sale of these assets and liabilities. The assets and liabilities sold are classified as held for sale as of July 1, 2017, and are as follows:

(In millions)	July 1, 2017
Inventory	$16.3
Other current assets	0.6
Other accrued liabilities	(1.8)
Total assets and liabilities held for sale	$15.1

17.	SUBSEQUENT EVENTS
Amendments to Operating Leases
Subsequent to quarter end, the Company paid $27.0 million to amend or terminate 70 leases with a common landlord. The agreement terminated the leases for 44 retail stores that the Company had closed in the second quarter of fiscal 2017. The agreement also modified an additional 26 leases for retail stores that are currently open. The Company will close these stores in the fourth quarter of fiscal 2017 with the leases terminating on December 31, 2017. The Company recognized lease termination costs of $12.2 million in the second quarter of fiscal 2017 for the stores that have already closed. These costs are included in the restructuring and impairment costs line item on the Condensed Consolidated Statements of Operations. The remaining $14.8 million will be recognized as an in-substance lease termination cost in the third quarter of fiscal 2017.
Sale of Assets
Subsequent to quarter end, on July 31, 2017, the Company entered into an agreement to sell certain intangible and other assets related to the Sebago® brand. As part of this agreement, the buyer acquired the intellectual property rights to design, manufacture and market all products under the Sebago® brand. The Company received $14.3 million in the third quarter of fiscal 2017 and will recognize a gain on sale of approximately $8.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report.
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading designer, manufacturer, marketer and licensor of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 200 countries and territories at July 1, 2017, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At July 1, 2017, the Company operated 114 retail stores in the United States and Canada and 31 consumer-direct websites.
Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to our annual fiscal year reporting. References to the “quarter ended” or “second quarter” refer to the 13-week period ended July 1, 2017 or the 12-week period ended June 18, 2016. References to the “first two quarters” refer to the 26-week period ended July 1, 2017 or the 24-week period ended June 18, 2016.
2017 FINANCIAL OVERVIEW

•
Revenue was $598.8 million for the second quarter of fiscal 2017, representing growth of 2.6% versus the second quarter of fiscal 2016. The change in revenue reflected a 14.2% increase from the Outdoor & Lifestyle Group, a 1.6% increase from the Boston Group, a 0.1% decrease from the Heritage Group and a 25.8% decline from the Multi-Brand Group. The change in revenue includes $35.5 million in revenues due to the additional week of operations and $25.3 million lower revenue due to the closure of Company retail stores. Changes in foreign exchange rates decreased reported revenues by approximately $3.6 million for the second quarter of fiscal 2017.

•
Gross margin declined 90 basis points to 37.9% in the second quarter of fiscal 2017 versus the second quarter of fiscal 2016 driven by the closure of higher margin stores, negative product mix, higher restructuring costs and the negative impact of foreign exchange, partially offset by product cost improvements.

•
The effective tax rate in the second quarter of fiscal 2017 was 7.0% compared to 26.7% in the second quarter of fiscal 2016. The lower effective tax rate in the current year period is due to the positive impact from discrete items and a shift in income between tax jurisdictions with differing tax rates. The shift in income for both periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.

•	Diluted earnings per share for the second quarter of fiscal 2017 and the second quarter of fiscal 2016 was $0.21 per share and $0.24 per share, respectively.

•	Inventory declined 24.1% in the second quarter of fiscal 2017 versus the prior year.

•	The Company declared cash dividends of $0.06 per share in both the second quarter of fiscal 2017 and fiscal 2016.

RESULTS OF OPERATIONS

(In millions, except per share data)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	Percent Change	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016	Percent Change
Revenue	$598.8	$583.7	2.6%	$1,190.1	$1,161.3	2.5%
Cost of goods sold	369.4	357.1	3.4	721.4	702.0	2.8
Restructuring costs	2.5	—	—	7.1	3.9	82.1
Gross profit	226.9	226.6	0.1	461.6	455.4	1.4
Selling, general and administrative expenses	175.1	183.0	(4.3)	357.2	367.1	(2.7)
Restructuring and impairment costs	22.6	1.8	1,155.6	42.6	12.5	240.8
Operating profit	29.2	41.8	(30.1)	61.8	75.8	(18.5)
Interest expense, net	5.9	7.8	(24.4)	14.8	16.3	(9.2)
Other expense, net	1.3	1.1	18.2	3.8	1.0	280.0
Earnings before income taxes	22.0	32.9	(33.1)	43.2	58.5	(26.2)
Income tax expense	1.5	8.8	(83.0)	5.9	16.8	(64.9)
Net earnings	20.5	24.1	(14.9)	37.3	41.7	(10.6)
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1	(300.0)	(0.1)	0.3	(133.3)
Net earnings attributable to Wolverine World Wide, Inc.	$20.7	$24.0	(13.8)%	$37.4	$41.4	(9.7)%

Diluted earnings per share	$0.21	$0.24	(12.5)%	$0.38	$0.42	(9.5)%
REVENUE
Revenue was $598.8 million for the second quarter of fiscal 2017, representing growth of 2.6% versus the second quarter of fiscal 2016. The change in revenue reflected a 14.2% increase from the Outdoor & Lifestyle Group, a 1.6% increase from the Boston Group, a 0.1% decrease from the Heritage Group and a 25.8% decline from the Multi-Brand Group. The change in revenue includes $35.5 million in additional revenues due to the additional week of operations and $25.3 million lower revenue due to the closure of Company retail stores. Changes in foreign exchange rates decreased reported revenues by approximately $3.6 million for the second quarter of fiscal 2017.
Revenue was $1,190.1 million for the first two quarters of fiscal 2017, an increase of 2.5% from the first two quarters of fiscal 2016. The change in revenue reflected growth of 10.4% from the Outdoor & Lifestyle Group, a 0.4% decline from the Boston Group, 2.6% growth from the Heritage Group and a 15.9% decline from the Multi-Brand Group. The change in revenue includes $78.7 million in additional revenues due to the additional two weeks of operations. Revenue was lower as a result of the closure of Company retail stores ($38.7 million) and the exit of the Cushe® business ($1.5 million). Changes in foreign exchange rates decreased reported revenues by approximately $6.1 million for the first two quarters of fiscal 2017.
GROSS MARGIN
Gross margin was 37.9% in the second quarter of fiscal 2017 compared to 38.8% in the second quarter of fiscal 2016. The decrease included favorable product cost improvements (430 basis points), which was more than offset by store closures (210 basis points), product mix (190 basis points), higher restructuring costs (40 basis points), higher retail store inventory mark downs (50 basis points) and the negative impact of foreign exchange (30 basis points).
Gross margin was 38.8% for the first two quarters of fiscal 2017 compared to 39.2% in the first two quarters of fiscal 2016. The decline in gross margin included favorable product costing improvements (460 basis points), which was more than offset by unfavorable product mix including store closures (340 basis points), higher restructuring costs (60 basis points), higher retail store inventory mark downs (60 basis points) and the negative impact of foreign exchange (40 basis points).
OPERATING EXPENSES
Operating expenses increased $12.9 million, from $184.8 million in the second quarter of fiscal 2016 to $197.7 million in the second quarter of fiscal 2017. The increase was driven by higher restructuring and impairment costs ($20.8 million), the additional week of operations ($11.3 million), higher organizational transformation costs ($7.2 million), higher incentive compensation costs

($1.8 million) and higher pension expense ($1.4 million), which was partially offset by lower Company retail store operating costs ($19.4 million), lower advertising costs ($6.3 million), lower selling costs ($2.6 million) and lower other operating costs.
Operating expenses increased $20.2 million, from $379.6 million in the first two quarters of fiscal 2016 to $399.8 million in the first two quarters of fiscal 2017. The increase was driven by higher restructuring and impairment expenses ($30.1 million), the additional two weeks of operations ($27.0 million), higher organizational transformation costs ($8.0 million), higher pension expense ($2.7 million), which were partially offset by lower Company retail store operating costs ($28.7 million), lower advertising costs ($10.2 million), lower selling costs ($5.5 million) and lower other operating costs.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $5.9 million in the second quarter of fiscal 2017 compared to $7.8 million in the second quarter of fiscal 2016. Net interest expense was $14.8 million in the first two quarters of fiscal 2017 compared to $16.3 million in the first two quarters of fiscal 2016. The decrease in net interest expense was primarily driven by the fair value adjustment for the Company’s cross currency swap.
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
The Company’s effective tax rate was 7.0% in the second quarter of fiscal 2017, compared to 26.7% in the second quarter of fiscal 2016. The Company’s effective tax rate was 13.7% in the first two quarters of fiscal 2017, compared to 28.8% in the first two quarters of fiscal 2016. The lower effective tax rate in the current year periods reflects the positive impact from discrete items and a shift in income between tax jurisdictions with differing tax rates. The shift in income for both periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.
REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments. During the second quarter of fiscal 2017, the components within the Wolverine Multi-Brand Group were realigned as the Company transitions Stride Rite® to a global license arrangement. The license arrangement was effective on July 2, 2017, subsequent to the second quarter.

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

•
Wolverine Multi-Brand Group, consisting of the Company’s Children’s footwear business and the Company's multi-brand consumer-direct businesses. The Children’s footwear business includes Stride Rite®, as well as children’s footwear offerings from Saucony®, Sperry®, Keds® and Merrell®.

The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and impairment costs and organizational transformation costs.

The current quarter and prior year reportable operating segment results are as follows:

(In millions)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	Change	Percent Change	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$231.9	$203.0	$28.9	14.2%	$464.5	$420.7	$43.8	10.4%
Wolverine Boston Group	221.7	218.2	3.5	1.6	425.6	427.3	(1.7)	(0.4)
Wolverine Heritage Group	74.1	74.2	(0.1)	(0.1)	149.8	146.0	3.8	2.6
Wolverine Multi-Brand Group	51.7	69.7	(18.0)	(25.8)	116.1	138.1	(22.0)	(15.9)
Other	19.4	18.6	0.8	4.3	34.1	29.2	4.9	16.8
Total	$598.8	$583.7	$15.1	2.6%	$1,190.1	$1,161.3	$28.8	2.5%

(In millions)	13 Weeks Ended July 1, 2017	12 Weeks Ended June 18, 2016	Change	Percent Change	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$44.0	$34.7	$9.3	26.8%	$96.3	$83.5	$12.8	15.3%
Wolverine Boston Group	38.9	30.9	8.0	25.9	70.8	58.6	12.2	20.8
Wolverine Heritage Group	11.2	8.3	2.9	34.9	20.8	16.8	4.0	23.8
Wolverine Multi-Brand Group	4.1	2.6	1.5	57.7	4.3	1.2	3.1	258.3
Other	1.9	1.6	0.3	18.8	3.2	2.1	1.1	52.4
Corporate	(70.9)	(36.3)	(34.6)	(95.3)	(133.6)	(86.4)	(47.2)	(54.6)
Total	$29.2	$41.8	$(12.6)	(30.1)%	$61.8	$75.8	$(14.0)	(18.5)%
Further information regarding the reportable operating segments can be found in Note 14 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue increased $28.9 million, or 14.2%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The reported revenue increase reflected $8.5 million of revenue due to the additional week of operations, partially offset by $2.4 million unfavorable impact from foreign exchange. The increase in revenues included just over mid single digit growth for Merrell®, a low twenties revenue increase for Chaco® and a low forties increase for Cat®, partially offset by a mid single digit decline for Hush Puppies®. The Outdoor & Lifestyle Group’s revenue increased $43.8 million, or 10.4%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The reported revenue increase reflected $26.8 million of revenue due to the additional two weeks of operations, partially offset by $4.7 million unfavorable impact from foreign exchange. The reported revenue increase resulted from a high single-digit revenue increase for Merrell®, a low twenties increase for Chaco®, and a high twenties increase for Cat®footwear, partially offset by a high single digit revenue decrease for the Hush Puppies® brand.
The Merrell® revenue increase in both periods was primarily due to the additional week of operations, a change in distribution models for a few distributors and growth in eCommerce, partially offset by the negative impact of foreign exchange. The Chaco® revenue increase in both periods was a result of strong brand momentum and consumer engagement particularly within the brand’s core sandal category. The Cat® revenue increase in both periods was primarily due to the additional week of operations, a change in distribution models for a few distributors, and growth in the U.S. The Hush Puppies® decline in both periods was due to a strategic move away from lower margin customers in the U.S. and Canada and a difficult retail environment in Europe.
The Outdoor & Lifestyle Group’s operating profit increased $9.3 million, or 26.8%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The Outdoor & Lifestyle Group’s operating profit increased $12.8 million, or 15.3%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The increase in both periods reflects higher operating profit from Merrell®, Cat®, and Chaco® due to increased revenues and the additional week(s) of operations for the group.

Wolverine Boston Group
The Boston Group’s revenue increased $3.5 million, or 1.6%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The reported revenue increase reflected $14.1 million of revenue due to the additional week of operations, which was partially offset by lower demand for Sperry® and Keds®. The Boston Group’s revenue decreased $1.7 million, or 0.4%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The reported revenue decrease reflected lower demand within Sperry® and Keds®, partially offset by $29.4 million of revenue due to the additional two weeks of operations.
The Sperry® decrease in both periods was due to lower demand within its boat shoe and vulcanized categories as well as store closures. The Keds® decrease in both periods was due to the intentional exit of certain unprofitable points of distribution in the U.S. market, partially offset by growth in eCommerce.
The Boston Group’s operating profit increased $8.0 million, or 25.9%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The Boston Group’s operating profit increased $12.2 million, or 20.8%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The increase in both periods reflects higher profitability from Saucony® and Sperry® due to higher gross margins, the additional week(s) of operations and improved operating expense leverage for the group.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $0.1 million, or 0.1%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The reported revenue decrease reflected a high twenties revenue decline for the Bates® brand partially offset by a high teens increase for Wolverine® and $5.3 million of revenue due to the additional week of operations. The Heritage Group’s revenue increased $3.8 million, or 2.6%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The reported revenue increase reflected a mid teens increase for Wolverine®, a $9.6 million revenue increase due to the additional two weeks of operations, partially offset by a low twenties decline for the Bates® brand.
The revenue increase in both periods for Wolverine® was attributable to higher demand within the U.S. market driven by new product introductions, timing of shipments and the impact of the additional week(s) of operations. The Bates® decrease was driven by lower volumes related to military contract awards.
The Heritage Group’s operating profit increased $2.9 million, or 34.9%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The Heritage Group’s operating profit increased $4.0 million, or 23.8%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The increase in both periods was driven by Wolverine® due to higher revenues and lower product costs.
Wolverine Multi-Brand Group
The Multi-Brand Group’s revenue decreased $18.0 million, or 25.8%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The reported revenue decrease was primarily due to store closures, partially offset by $6.2 million of revenue due to the additional week of operations. The Multi-Brand Group’s revenue decreased $22.0 million, or 15.9%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. The reported revenue decrease was due to store closures, partially offset by $10.5 million of revenue due to the additional two weeks of operations.
The Multi-Brand Group’s operating profit increased $1.5 million, or 57.7%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The Multi-Brand Group’s operating profit increased $3.1 million, or 258.3%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016.The increase was primarily due to higher Stride Rite® eCommerce revenue and the closure of unprofitable Stride Rite® stores.
Other
The Other category’s revenues increased $0.8 million, or 4.3%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The Other category’s revenues increased $4.9 million, or 16.8%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in both periods was primarily due to increased demand within the performance leathers business and the impact of the additional week(s) of operations.
Corporate
Corporate expenses were $70.9 million in the second quarter of fiscal 2017 compared to $36.3 million in the second quarter of fiscal 2016. The $34.6 million increase was driven by higher restructuring and impairment costs ($23.3 million), higher organizational transformation costs ($7.2 million), higher incentive compensation costs ($1.8 million), higher pension expense ($1.4 million) and the additional week of operations ($0.6 million).

Corporate expenses were $133.6 million in the first two quarters of fiscal 2017 compared to $86.4 million in the first two quarters of fiscal 2016. The $47.2 million increase was driven by higher restructuring and impairment costs ($33.3 million), higher organizational transformation costs ($8.0 million), higher pension expense ($2.7 million), and the additional two weeks of operations ($3.5 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	July 1, 2017	December 31, 2016	June 18, 2016
Cash and cash equivalents	$412.8	$369.8	$221.7
Debt	805.3	820.7	808.0
Available revolving credit facility (1)	597.5	597.4	497.4

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.

(In millions)	26 Weeks Ended July 1, 2017	24 Weeks Ended June 18, 2016
Net cash provided by operating activities	$107.6	$72.8
Net cash used in investing activities	(23.0)	(26.0)
Net cash used in financing activities	(45.7)	(21.3)
Additions to property, plant and equipment	19.8	28.2
Depreciation and amortization	18.2	20.3
Liquidity
Cash and cash equivalents of $412.8 million as of July 1, 2017 were $191.1 million higher compared to June 18, 2016. The increase is due primarily to the cash provided by operating activities during the second half of fiscal 2016. The Company had $597.5 million of borrowing capacity available under the Revolving Credit Facility as of July 1, 2017. Cash and cash equivalents located in foreign jurisdictions totaled $283.3 million as of July 1, 2017. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first two quarters of fiscal 2017, a decrease in net working capital represented a source of cash of $28.8 million. Working capital balances were favorably impacted by an increase in accounts payable of $54.4 million. An increase in accounts receivable of $20.2 million as well as changes in inventories and other operating liabilities drove a use of cash. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $19.8 million and $28.2 million in the first two quarters of fiscal 2017 and fiscal 2016, respectively, related primarily for building improvements for a new distribution center and information system enhancements.
Financing Activities
As of July 1, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at July 1, 2017 totaled $805.3 million compared to $820.7 million at December 31, 2016. The decrease is due to scheduled principal payments on Term Loan A.
The Company repurchased $12.3 million and $6.0 million of shares during the first two quarters of fiscal 2017 and fiscal 2016, respectively. The Company may purchase up to an additional $232.3 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $5.0 million of shares in the first two quarters of fiscal 2017 in connection with employee transactions related to stock incentive plans.

The Company declared cash dividends of $0.06 per share, or $5.8 million and $5.8 million, for the second quarter of fiscal 2017 and fiscal 2016, respectively. The 2017 dividend is payable on August 1, 2017 to shareholders of record on July 3, 2017.
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
CONTRACTUAL OBLIGATIONS
During the first two quarters of fiscal 2017, the Company closed 180 retail stores, all of which were leased from third-party landlords. Minimum rental payments due under all noncancelable operating leases for the fiscal periods subsequent to July 1, 2017 are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum rental payments	$20.1	$37.5	$35.0	$31.9	$30.1	$117.8
Subsequent to July 1, 2017, the Company executed an agreement to terminate certain retail leases on or before December 31, 2017. The Company paid $27.0 million in the third quarter of fiscal 2017 as part of the agreement. Included in the table above is $30.1 million of minimum rental payments for these leases after their modified lease termination date of December 31, 2017. Excluding the amounts related to leases modified subsequent to July 1, 2017, the remaining operating lease obligations as of July 1, 2017 are $242.3 million.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At July 1, 2017 and June 18, 2016, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $157.8 million and $193.1 million, respectively, with maturities ranging up to 363 and 363 days, respectively.
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

Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap which has been designated as a hedge of a net investment in a foreign operation. The hedge has a notional amount of $106.4 million and will mature on September 1, 2021. At July 1, 2017, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $11.9 million from their value at December 31, 2016. At June 18, 2016, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $10.3 million from their value at January 2, 2016.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of July 1, 2017, the Company had no outstanding borrowings and outstanding letters of credit of $2.5 million under the Revolving Credit Facility and $1.6 million in borrowings under foreign revolving credit agreements and other short-term notes. The Company’s total variable-rate debt was $562.2 million at July 1, 2017 and the Company held two interest rate swap agreement denominated in U.S. dollars that effectively converts $475.2 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of fiscal 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (April 2, 2017 to May 6, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$242,267,186
Employee Transactions(2)	2,893	$24.12	—
Period 5 (May 7, 2017 to June 3, 2017)
Common Stock Repurchase Program(1)	392,053	$25.51	392,053	$232,267,206
Employee Transactions(2)	1,225	$25.34	—
Period 6 (June 4, 2017 to July 1, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$232,267,206
Employee Transactions(2)	—	$—	—
Total for Quarter Ended July 1, 2017
Common Stock Repurchase Program(1)	392,053	$25.51	392,053	$232,267,206
Employee Transactions(2)	4,118	$24.48	—

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

WOLVERINE WORLD WIDE, INC.

August 9, 2017	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 9, 2017	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

10.1
Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan). Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2017.*

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