Form 10-Q
period 2017-09-30
WOLVERINE WORLD WIDE INC /DE/
filed 2017-11-09
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐    No  ☒
There were 95,680,718 shares of common stock, $1 par value, outstanding as of October 27, 2017.

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

•
the impact of regulation, regulatory and legal proceedings and legal compliance risks, including compliance with federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, and litigation or other legal proceedings relating to the protection of the environment or environmental effects on human health;

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

(In millions, except per share data)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Revenue	$581.3	$603.7	$1,771.4	$1,765.0
Cost of goods sold	349.4	366.1	1,070.8	1,068.1
Restructuring costs	1.2	0.3	8.3	4.2
Gross profit	230.7	237.3	692.3	692.7
Selling, general and administrative expenses	172.4	167.4	529.6	534.5
Restructuring and impairment costs	23.0	0.9	65.6	13.4
Operating profit	35.3	69.0	97.1	144.8
Other expenses:
Interest expense, net	8.6	8.6	23.4	24.9
Debt extinguishment and other costs	—	0.5	—	0.5
Other expense (income), net	(0.4)	—	3.4	1.0
Total other expenses	8.2	9.1	26.8	26.4
Earnings before income taxes	27.1	59.9	70.3	118.4
Income tax expense	4.3	11.7	10.2	28.5
Net earnings	22.8	48.2	60.1	89.9
Less: net earnings (loss) attributable to noncontrolling interests	(0.4)	—	(0.5)	0.3
Net earnings attributable to Wolverine World Wide, Inc.	$23.2	$48.2	$60.6	$89.6

Net earnings per share (see Note 3):
Basic	$0.24	$0.49	$0.63	$0.92
Diluted	$0.24	$0.49	$0.62	$0.91

Comprehensive income	$27.6	$46.5	$68.0	$86.6
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.4)	0.4	—	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$28.0	$46.1	$68.0	$86.3

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2017	December 31, 2016	September 10, 2016
ASSETS
Current assets:
Cash and cash equivalents	$342.7	$369.8	$530.9
Accounts receivable, less allowances:
September 30, 2017 – $37.0
December 31, 2016 – $39.4
September 10, 2016 – $42.6	294.5	263.3	309.5
Inventories:
Finished products, net	331.5	333.7	445.6
Raw materials and work-in-process, net	7.3	15.0	12.0
Total inventories	338.8	348.7	457.6
Prepaid expenses and other current assets	44.0	49.6	42.6
Total current assets	1,020.0	1,031.4	1,340.6
Property, plant and equipment:
Gross cost	410.0	434.0	454.3
Accumulated depreciation	(267.8)	(287.9)	(305.5)
Property, plant and equipment, net	142.2	146.1	148.8
Other assets:
Goodwill	429.9	424.3	429.6
Indefinite-lived intangibles	673.1	678.5	685.6
Amortizable intangibles, net	78.5	83.8	87.1
Deferred income taxes	4.4	2.3	3.3
Other	70.6	65.3	64.0
Total other assets	1,256.5	1,254.2	1,269.6
Total assets	$2,418.7	$2,431.7	$2,759.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 30, 2017	December 31, 2016	September 10, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141.7	$150.8	$168.0
Accrued salaries and wages	36.2	30.8	26.6
Other accrued liabilities	100.1	111.7	135.5
Current maturities of long-term debt	48.8	37.5	393.5
Borrowings under revolving credit agreements and other short-term notes	3.7	2.9	1.2
Total current liabilities	330.5	333.7	724.8
Long-term debt, less current maturities	744.2	780.3	657.7
Accrued pension liabilities	133.8	143.1	111.4
Deferred income taxes	150.5	161.0	176.1
Other liabilities	49.6	39.5	48.3
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 30, 2017 – 105,956,497 shares
December 31, 2016 – 105,647,040 shares
September 10, 2016 – 105,599,231 shares	105.9	105.6	105.6
Additional paid-in capital	134.1	103.2	93.6
Retained earnings	1,058.4	1,015.1	1,022.8
Accumulated other comprehensive loss	(73.7)	(81.1)	(59.4)
Cost of shares in treasury:
September 30, 2017 – 10,347,476 shares
December 31, 2016 – 8,522,425 shares
September 10, 2016 – 6,441,591 shares	(223.0)	(176.3)	(130.4)
Total Wolverine World Wide, Inc. stockholders’ equity	1,001.7	966.5	1,032.2
Noncontrolling interest	8.4	7.6	8.5
Total stockholders’ equity	1,010.1	974.1	1,040.7
Total liabilities and stockholders’ equity	$2,418.7	$2,431.7	$2,759.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flow
(Unaudited)

(In millions)	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
OPERATING ACTIVITIES
Net earnings	$60.1	$89.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28.0	30.0
Deferred income taxes	(13.2)	(0.6)
Stock-based compensation expense	19.1	15.3
Excess tax benefits from stock-based compensation	—	(0.4)
Pension contribution	(11.1)	(0.4)
Pension and SERP expense	11.2	7.3
Restructuring and impairment costs	73.9	17.6
Cash payments related to restructuring costs	(58.9)	(11.2)
(Gain)/loss on sale of a business and other assets	(7.0)	—
Other	(12.1)	(4.8)
Changes in operating assets and liabilities:
Accounts receivable	(24.3)	(12.7)
Inventories	(15.1)	8.3
Other operating assets	1.9	10.1
Accounts payable	(10.0)	(34.7)
Other operating liabilities	7.0	29.5
Net cash provided by operating activities	49.5	143.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(28.7)	(34.4)
Proceeds from sale of a business and other assets	38.0	—
Investment in joint venture	—	(0.5)
Other	(4.1)	10.4
Net cash provided by (used in) investing activities	5.2	(24.5)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	0.3	1.2
Borrowings of long-term debt	—	250.0
Payments on long-term debt	(26.2)	(5.7)
Payments of debt issuance costs	(0.1)	(3.4)
Cash dividends paid	(17.4)	(17.7)
Purchases of common stock for treasury	(51.5)	(11.4)
Purchases of shares under employee stock plans	(5.2)	(4.7)
Proceeds from the exercise of stock options	11.9	5.6
Excess tax benefits from stock-based compensation	—	0.4
Contributions from noncontrolling interests	0.8	2.2
Net cash provided by (used in) financing activities	(87.4)	216.5
Effect of foreign exchange rate changes	5.6	1.6
Increase (decrease) in cash and cash equivalents	(27.1)	336.8
Cash and cash equivalents at beginning of the year	369.8	194.1
Cash and cash equivalents at end of the period	$342.7	$530.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2017 and September 10, 2016
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
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2017 and 2016 both have 52 weeks. Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to the Company’s annual fiscal year reporting. References to the “quarter ended” or “third quarter” refer to the 13-week period ended September 30, 2017 or the 12-week period ended September 10, 2016. References to the “first three quarters” refer to the 39-week period ended September 30, 2017 or the 36-week period ended September 10, 2016.
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

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2015-11, Simplifying the Measurement of Inventory	Requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out.	The adoption of the new standard in fiscal 2017 did not have, nor does the Company believe it will have, a material impact on the accounting for its inventory.
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
Clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge accounting criteria continue to be met.
The adoption of the new standard in fiscal 2017 did not have, nor does the Company believe it will have, a material impact on the accounting for its derivatives.
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
Q1 2018
The Company does not expect the adoption of the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows. The effect on results is not expected to be material because the Company’s analysis of contracts under the new revenue recognition standard supports the recognition of revenue at a point in time for the majority of contracts, which is consistent with the current revenue recognition model. Revenue on the majority of contracts will continue to be recognized at a point in time because of the distinct transfer of control to the customer. The Company will adopt the standard using the modified retrospective method.

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
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
Seeks to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities and to reduce the complexity of and simplify the application of hedge accounting. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness.
		Q1 2019	The Company is evaluating the impacts of the new standard on its existing derivative contracts.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
Seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
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

The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except per share data)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$23.2	$48.2	$60.6	$89.6
Adjustment for earnings allocated to non-vested restricted common stock	(0.5)	(1.0)	(1.3)	(1.9)
Net earnings used in calculating basic and diluted earnings per share	$22.7	$47.2	$59.3	$87.7
Denominator:
Weighted average shares outstanding	96.1	99.4	96.6	99.4
Adjustment for non-vested restricted common stock	(2.1)	(3.8)	(2.2)	(3.8)
Shares used in calculating basic earnings per share	94.0	95.6	94.4	95.6
Effect of dilutive stock options	1.8	1.3	1.6	0.7
Shares used in calculating diluted earnings per share	95.8	96.9	96.0	96.3
Net earnings per share:
Basic	$0.24	$0.49	$0.63	$0.92
Diluted	$0.24	$0.49	$0.62	$0.91
For the 13 and 39 weeks ended September 30, 2017, options relating to 1,006,123 and 1,804,594 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the 12 and 36 weeks ended September 10, 2016, options relating to 1,968,599 and 4,636,609 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Purchase of intangibles	—	0.2	0.2
Foreign currency translation effects	0.5	—	0.5
Balance at September 10, 2016	$429.6	$685.6	$1,115.2

Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Sale of intangibles	—	(5.4)	(5.4)
Foreign currency translation effects	5.6	—	5.6
Balance at September 30, 2017	$429.9	$673.1	$1,103.0
In the fourth quarter of fiscal 2016, the results of our indefinite-lived intangible impairment test based on the Company's outlook for future operating results continued to support the book value of the Sperry® trade name. If the operating results for Sperry® were to decline in future periods, the Company may record a non-cash indefinite-lived intangible asset impairment charge. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible assets was $586.8 million, as of September 30, 2017.
In the third quarter of fiscal 2017, the Company sold certain intangible assets related to its Sebago® brand. See Note 16 for additional information.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. The agreement, which expires in the fourth quarter of fiscal 2017, will renew for a one year term if not otherwise terminated or amended. Under the agreement, up to $200.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

(In millions)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Accounts receivable sold	$134.5	$138.2	$432.5	$437.1
Fees charged	0.5	0.3	1.5	1.1
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $72.8 million, $81.1 million and $78.5 million as of September 30, 2017, December 31, 2016 and September 10, 2016, respectively.

6.	DEBT
Total debt consists of the following obligations:

(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Term Loan A, due July 13, 2020	$549.4	$575.6	$438.7
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Public Bonds, 6.125% interest	—	—	375.0
Borrowings under revolving credit agreements and other short-term notes	3.7	2.9	1.2
Capital lease obligation	0.5	0.5	0.6
Unamortized debt issuance costs	(6.9)	(8.3)	(13.1)
Total debt	$796.7	$820.7	$1,052.4
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on July 13, 2020. The scheduled principal payments due over the next 12 months total $48.8 million as of September 30, 2017 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheet.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million, $2.6 million and $2.6 million as of September 30, 2017, December 31, 2016 and September 10, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 30, 2017, Term Loan A had a weighted-average interest rate of 2.97%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 30, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $3.6 million, $1.8 million and $1.2 million as of September 30, 2017, December 31, 2016 and September 10, 2016, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $2.1 million for the 13 and 39 weeks ended September 30, 2017, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.8 million and $2.2 million for the 12 and 36 weeks ended September 10, 2016, respectively.

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
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 363 days, 356 days and 335 days, as of September 30, 2017, December 31, 2016 and September 10, 2016, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has two interest rate swap arrangements, one of which matured on October 6, 2017, and the other, unless otherwise terminated, will mature on July 13, 2020. These agreements, which exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts, have been designated as cash flow hedges of the debt. The notional amounts of the interest rate swap arrangements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the USD notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in accumulated other comprehensive income (loss). All other changes in fair value are recorded in interest expense.

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016	September 10, 2016
Foreign exchange contracts:
Hedge contracts	$159.8	$169.2	$161.4
Non-hedge contracts	—	2.1	10.8
Interest rate swaps	464.0	496.0	537.9
Cross currency swap	106.4	—	—
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Financial assets:
Foreign exchange contracts - hedge	$0.2	$6.6	$2.5
Interest rate swaps	—	0.1	—
Financial liabilities:
Foreign exchange contracts - hedge	$(5.6)	$(0.3)	$(1.6)
Foreign exchange contracts - non-hedge	—	—	(0.5)
Interest rate swaps	(3.0)	(5.3)	(12.1)
Cross currency swap	(11.8)	—	—
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the quarters ended September 30, 2017 and September 10, 2016. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in Accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity.
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
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense.

8.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company recognized compensation expense of $6.1 million and $19.1 million, and related income tax benefits of $2.0 million and $6.4 million, for grants under its stock-based compensation plans for the 13 and 39 weeks ended September 30, 2017, respectively. The Company recognized compensation expense of $3.8 million and $15.3 million, and related income tax benefits of $1.4 million and $5.3 million, for grants under its stock-based compensation plans for the 12 and 36 weeks ended September 10, 2016.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

During the 39 weeks ended September 30, 2017, the Company granted 93,274 stock options with an estimated weighted average grant date fair value of $5.50 per option. During the 36 weeks ended September 10, 2016, the Company granted 2,424,506 stock options with an estimated weighted average grant date fair value of $3.34 per option. The Company estimated the fair value of the options on the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Expected market price volatility (1)	29.3%	27.2%
Risk-free interest rate (2)	1.7%	1.0%
Dividend yield (3)	1.0%	1.4%
Expected term (4)	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

During the 39 weeks ended September 30, 2017, the Company issued 759,264 restricted awards at a weighted average grant date fair value of $23.04 per award. During the 36 weeks ended September 10, 2016, the Company issued 1,035,308 restricted awards at a weighted average grant date fair value of $16.80 per award.
During the 39 weeks ended September 30, 2017, the Company issued 503,482 performance awards at a weighted average grant date fair value of $25.17 per award. During the 36 weeks ended September 10, 2016, the Company issued 1,002,136 performance awards at a weighted average grant date fair value of $16.67 per award.

9.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

(In millions)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Service cost pertaining to benefits earned during the period	$1.8	$1.5	$5.4	$4.5
Interest cost on projected benefit obligations	4.5	4.5	13.3	13.3
Expected return on pension assets	(5.0)	(4.6)	(14.8)	(13.9)
Net amortization loss	2.4	1.1	7.3	3.4
Net pension expense	$3.7	$2.5	$11.2	$7.3

10.	INCOME TAXES
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
The Company’s effective tax rates for the 13 and 39 weeks ended September 30, 2017 were 15.9% and 14.6%, respectively. The Company’s effective tax rates for the 12 and 36 weeks ended September 10, 2016 were 19.5% and 24.1%, respectively. The lower effective tax rate in the current year periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements.
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
The change in AOCI during the third quarter of fiscal 2017 and fiscal 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of June 18, 2016	$(37.0)	$(9.0)		$(11.3)		$(57.3)
Other comprehensive income (loss) before reclassifications (1)	(5.9)	3.9		—		(2.0)
Amounts reclassified from AOCI	—	(1.3)	(2)	1.1	(3)	(0.2)
Income tax expense (benefit)	—	0.4		(0.3)		0.1
Net reclassifications	—	(0.9)		0.8		(0.1)
Net current-period other comprehensive income (loss) (1)	(5.9)	3.0		0.8		(2.1)
Balance of AOCI as of September 10, 2016	$(42.9)	$(6.0)		$(10.5)		$(59.4)

Balance of AOCI as of July 1, 2017	$(41.6)	$(9.7)		$(27.2)		$(78.5)
Other comprehensive income (loss) before reclassifications (1)	8.8	(5.4)		—		3.4
Amounts reclassified from AOCI	—	(0.1)	(2)	2.4	(3)	2.3
Income tax expense (benefit)	—	(0.1)		(0.8)		(0.9)
Net reclassifications	—	(0.2)		1.6		1.4
Net current-period other comprehensive income (loss) (1)	8.8	(5.6)		1.6		4.8
Balance of AOCI as of September 30, 2017	$(32.8)	$(15.3)		$(25.6)		$(73.7)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the first three quarters of fiscal 2017 and fiscal 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of January 2, 2016	$(47.3)	$4.0		$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	4.4	(6.1)		—		(1.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.5)	(2)	3.4	(3)	(2.1)
Income tax expense (benefit)	—	1.6		(1.1)		0.5
Net reclassifications	—	(3.9)		2.3		(1.6)
Net current-period other comprehensive income (loss) (1)	4.4	(10.0)		2.3		(3.3)
Balance of AOCI as of September 10, 2016	$(42.9)	$(6.0)		$(10.5)		$(59.4)

Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	20.7	(15.6)		—		5.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.7)	(2)	7.3	(3)	4.6
Income tax expense (benefit)	—	0.2		(2.5)		(2.3)
Net reclassifications	—	(2.5)		4.8		2.3
Net current-period other comprehensive income (loss) (1)	20.7	(18.1)		4.8		7.4
Balance of AOCI as of September 30, 2017	$(32.8)	$(15.3)		$(25.6)		$(73.7)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

12.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Financial assets:
Derivatives	$0.2	$6.7	$2.5
Financial liabilities:
Derivatives	$(20.4)	$(5.6)	$(14.2)

The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross currency swap is determined using the current forward rates and changes in the spot rate.
Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	39 Weeks Ended September 30, 2017
(In millions)	Fair Value	Impairment
Property and equipment	$—	$9.6
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

(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Carrying value	$796.2	$820.2	$1,051.8
Fair value	815.2	827.6	1,092.1
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

13.	LITIGATION AND CONTINGENCIES
The Company is involved in various environmental claims and other legal actions. The environmental claims include sites where the U.S. Environmental Protection Agency, state or local regulators have notified the Company that it is a potentially responsible party with respect to environmental remediation activities. These claims are subject to ongoing environmental impact studies, assessment, remediation, allocation of costs between responsible parties, where applicable, and concurrence by regulatory authorities and have not yet advanced to a stage where the Company’s liability is fixed. However, after taking into consideration legal counsel’s evaluation of all actions and claims against the Company, it is management’s opinion that the outcome of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is also involved in routine litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is management’s opinion that the outcome of these items are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company used Scotchgard™, a product that included compounds commonly referred to as PFAS, in the Company’s former tannery operations. PFAS have recently been detected in ground water samples taken at the former tannery site and near sites where the Company disposed of tannery byproducts. This may result in claims against the Company or other liabilities. The Company is working with state and local regulators to investigate and monitor the situation.
Minimum future royalty and advertising obligations for the fiscal periods subsequent to September 30, 2017 under the terms of certain licenses held by the Company are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum royalties	$0.5	$1.4	$1.5	$1.5	$—	$—
Minimum advertising	0.7	2.9	3.0	3.1	3.2	10.2

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.7 million and $1.8 million for the 13 and 39 weeks ended September 30, 2017, respectively. For the 12 and 36 weeks ended September 10, 2016, the Company incurred royalty expense, in accordance with these agreements, of $0.5 million and $1.4 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.9 million and $2.5 million for the 13 and 39 weeks ended September 30, 2017, respectively. For the 12 and 36 weeks ended September 10, 2016, the Company incurred advertising expense, in accordance with these agreements, of $0.7 million and $2.3 million, respectively.

14.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments. During the second quarter of fiscal 2017, the components within the Wolverine Multi-Brand Group were realigned as the Company transitioned Stride Rite® to a global license arrangement, which was effective on July 2, 2017.

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

(In millions)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Revenue:
Wolverine Outdoor & Lifestyle Group	$247.7	$219.1	$712.2	$639.8
Wolverine Boston Group	196.6	202.4	622.2	629.7
Wolverine Heritage Group	89.2	86.0	239.0	232.0
Wolverine Multi-Brand Group	28.8	80.5	144.9	218.6
Other	19.0	15.7	53.1	44.9
Total	$581.3	$603.7	$1,771.4	$1,765.0
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$54.1	$43.2	$150.4	$126.7
Wolverine Boston Group	33.5	30.7	104.3	89.3
Wolverine Heritage Group	16.4	13.3	37.2	30.1
Wolverine Multi-Brand Group	4.3	5.9	8.6	7.1
Other	1.6	1.4	4.8	3.5
Corporate	(74.6)	(25.5)	(208.2)	(111.9)
Total	$35.3	$69.0	$97.1	$144.8

(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Total assets:
Wolverine Outdoor & Lifestyle Group	$472.0	$391.8	$481.4
Wolverine Boston Group	1,264.4	1,273.5	1,309.6
Wolverine Heritage Group	148.1	157.8	162.0
Wolverine Multi-Brand Group	92.5	140.8	179.9
Other	26.9	33.7	31.4
Corporate	414.8	434.1	594.7
Total	$2,418.7	$2,431.7	$2,759.0
Goodwill:
Wolverine Outdoor & Lifestyle Group	$128.6	$126.6	$128.2
Wolverine Boston Group	261.1	257.5	258.9
Wolverine Heritage Group	16.5	16.5	16.5
Wolverine Multi-Brand Group	23.7	23.7	26.0
Total	$429.9	$424.3	$429.6

15.	RESTRUCTURING ACTIVITIES
2017 Plan
Beginning in the second quarter of fiscal 2017, the Company implemented certain organizational changes and initiated the sale of certain assets and a change to the distribution model for certain brands (the “2017 Plan”). See Note 16 for additional information on the divestitures and distribution model changes. The Company currently estimates pretax charges related to the 2017 Plan will range from $8.5 million to $12.0 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $11.0 million as a result of the 2017 Plan. Costs incurred related to the 2017 Plan have been recorded within the Corporate category. The cumulative costs incurred is $6.5 million, with $1.0 million recorded in the restructuring costs line item as a component of cost of goods sold, and $5.5 million recorded in the restructuring and impairment costs line item as a component of operating expenses.

The following is a summary of the activity during the first three quarters of fiscal 2017, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$—	$—	$—	$—
Restructuring costs	3.8	1.6	1.1	6.5
Amounts paid	(1.7)	—	—	(1.7)
Charges against assets	—	(1.6)	(1.0)	(2.6)
Balance at September 30, 2017	$2.1	$—	$0.1	$2.2
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which will result in the closure of certain retail stores. The Company has closed 239 retail stores in connection with the 2016 Plan through the end of the third quarter of fiscal 2017 and plans to close approximately 27 additional stores through the end of fiscal 2017. The Company currently estimates pretax charges related to the 2016 Plan will range from $73.0 million to $76.0 million. The Company estimates it will record the remaining charges through the end of fiscal 2017. Once fully implemented, the Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $72.6 million, with $10.0 million recorded in the restructuring costs line item as a component of cost of goods sold, and $62.6 million recorded in the restructuring and impairment costs line item as a component of operating expenses.
The following is a summary of the activity during the first three quarters of fiscal 2017, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	3.2	8.0	55.6	66.8
Amounts paid	(3.8)	—	(50.7)	(54.5)
Charges against assets	—	(8.0)	(3.8)	(11.8)
Balance at September 30, 2017	$0.2	$—	$2.3	$2.5
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed 136 retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $48.8 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $42.3 million recorded in the restructuring and impairment costs line item as a component of operating expenses. Subsequent to the end of the third quarter of fiscal 2017, the Company paid the remaining restructuring reserve that was related to a lease liability.

The following is a summary of the activity during the first three quarters of fiscal 2017 and fiscal 2016, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring and impairment costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(5.7)	(9.0)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at September 10, 2016	$—	$—	$3.5	$3.5

Balance at December 31, 2016	$—	$—	$1.7	$1.7
Restructuring and impairment costs (gain)	—	—	(0.7)	(0.7)
Amounts paid	—	—	(0.3)	(0.3)
Balance at September 30, 2017	$—	$—	$0.7	$0.7
Other Restructuring Activities
During the first three quarters of fiscal 2017 and fiscal 2016, the Company recorded restructuring costs of $1.3 million and $6.3 million, respectively, in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and impairment costs line item as a component of operating expenses.
During the 36 weeks ended September 10, 2016, the Company recorded restructuring costs of $0.3 million related to its decision to wind-down operations of its Cushe® brand. The Company recorded these costs within its Corporate category in the restructuring and impairment costs line item as a component of operating expenses.

16.	DIVESTITURES
In the third quarter of fiscal 2017, the Company entered into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The Company received cash and other consideration of $16.9 million for the sale of these assets and liabilities and recognized a gain of $0.2 million, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets and liabilities sold, which were included in the Wolverine Multi-Brand Group, are as follows:

(In millions)	Book Value
Inventory	$17.1
Prepaid expenses and other current assets	1.4
Other accrued liabilities	(1.8)
Total assets and liabilities sold	$16.7

In the third quarter of fiscal 2017, the Company sold certain intangible and other assets related to the Sebago® brand. As part of this agreement, the buyer acquired the intellectual property rights to design, manufacture and market all products under the Sebago® brand. The Company received $14.3 million in the third quarter of fiscal 2017 and recognized a gain on sale of $8.4 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Outdoor & Lifestyle Group, are as follows:

(In millions)	Book Value
Indefinite-lived intangibles	5.4
Amortizable intangibles	0.2
Total assets sold	$5.6

In the third quarter of fiscal 2017, the Company sold its Department of Defense contract business, which was comprised of an owned manufacturing facility, the transfer of employees and certain associated assets. The Company received cash and other consideration of $7.8 million and recognized a loss on sale of $1.6 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Heritage Group and Other segment, are as follows:

(In millions)	Book Value
Inventory	$5.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	3.0
Total assets sold	$9.1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company’s brands are marketed in approximately 200 countries and territories at September 30, 2017, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 30, 2017, the Company operated 107 retail stores in the United States and Canada and 31 consumer-direct websites.
Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year will be comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. There is no change to the Company’s annual fiscal year reporting. References to the “quarter ended” or “third quarter” refer to the 13-week period ended September 30, 2017 or the 12-week period ended September 10, 2016. References to the “first three quarters” refer to the 39-week period ended September 30, 2017 or the 36-week period ended September 10, 2016.
2017 FINANCIAL OVERVIEW

•
Revenue was $581.3 million for the third quarter of fiscal 2017, representing a decline of 3.7% versus the third quarter of fiscal 2016. The change in revenue reflected a 13.1% increase from the Outdoor & Lifestyle Group, a 2.9% decrease from the Boston Group, a 3.7% increase from the Heritage Group and a 64.2% decline from the Multi-Brand Group. The change in revenue includes $28.2 million of additional revenues due to the additional week of operations and $41.6 million of lower revenue due to the closure of Company retail stores. Changes in foreign exchange rates increased revenues by approximately $3.2 million for the third quarter of fiscal 2017.

•	Gross margin increased 40 basis points to 39.7% in the third quarter of fiscal 2017 versus the third quarter of fiscal 2016 driven by positive product mix and product cost improvements.

•
The effective tax rate in the third quarter of fiscal 2017 was 15.9% compared to 19.5% in the third quarter of fiscal 2016. The lower effective tax rate in the current year periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.

•	Diluted earnings per share for the third quarter of fiscal 2017 and the third quarter of fiscal 2016 was $0.24 per share and $0.49 per share, respectively.

•	Inventory at September 30, 2017 declined 26.0% versus the third quarter of fiscal 2016.

•	The Company repurchased 1,139,256 shares during the quarter at an average price of $26.33 per share.

•	The Company declared cash dividends of $0.06 per share in both the third quarter of fiscal 2017 and fiscal 2016.

RESULTS OF OPERATIONS

(In millions, except per share data)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	Percent Change	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016	Percent Change
Revenue	$581.3	$603.7	(3.7)%	$1,771.4	$1,765.0	0.4%
Cost of goods sold	349.4	366.1	(4.6)	1,070.8	1,068.1	0.3
Restructuring costs	1.2	0.3	300.0	8.3	4.2	97.6
Gross profit	230.7	237.3	(2.8)	692.3	692.7	(0.1)
Selling, general and administrative expenses	172.4	167.4	3.0	529.6	534.5	(0.9)
Restructuring and impairment costs	23.0	0.9	2,455.6	65.6	13.4	389.6
Operating profit	35.3	69.0	(48.8)	97.1	144.8	(32.9)
Interest expense, net	8.6	8.6	—	23.4	24.9	(6.0)
Debt extinguishment and other costs	—	0.5	(100.0)	—	0.5	(100.0)
Other expense (income), net	(0.4)	—	—	3.4	1.0	240.0
Earnings before income taxes	27.1	59.9	(54.8)	70.3	118.4	(40.6)
Income tax expense	4.3	11.7	(63.2)	10.2	28.5	(64.2)
Net earnings	22.8	48.2	(52.7)	60.1	89.9	(33.1)
Less: net earnings (loss) attributable to noncontrolling interests	(0.4)	—	—	(0.5)	0.3	(266.7)
Net earnings attributable to Wolverine World Wide, Inc.	$23.2	$48.2	(51.9)%	$60.6	$89.6	(32.4)%

Diluted earnings per share	$0.24	$0.49	(51.0)%	$0.62	$0.91	(31.9)%
REVENUE
Revenue was $581.3 million for the third quarter of fiscal 2017, representing a decline of 3.7% versus the third quarter of fiscal 2016. The change in revenue reflected a 13.1% increase from the Outdoor & Lifestyle Group, a 2.9% decrease from the Boston Group, a 3.7% increase from the Heritage Group and a 64.2% decrease from the Multi-Brand Group. The change in revenue includes $28.2 million of additional revenues due to the additional week of operations and $41.6 million of lower revenue due to the closure of Company retail stores. Changes in foreign exchange rates increased revenues by approximately $3.2 million for the third quarter of fiscal 2017.
Revenue was $1,771.4 million for the first three quarters of fiscal 2017, an increase of 0.4% from the first three quarters of fiscal 2016. The change in revenue reflected growth of 11.3% from the Outdoor & Lifestyle Group, a 1.2% decline from the Boston Group, 3.0% growth from the Heritage Group and a 33.7% decline from the Multi-Brand Group. The change in revenue includes $107.0 million of additional revenues due to the additional three weeks of operations. Revenue was lower as a result of the closure of Company retail stores ($80.2 million) and the exit of the Cushe® business ($1.5 million). Changes in foreign exchange rates decreased revenues by approximately $2.8 million for the first three quarters of fiscal 2017.
GROSS MARGIN
Gross margin was 39.7% in the third quarter of fiscal 2017 compared to 39.3% in the third quarter of fiscal 2016. The increase included favorable product cost improvements (90 basis points) and product mix (90 basis points), which was partially offset by the negative impact of foreign exchange (50 basis points) and store closures (90 basis points).
Gross margin was 39.1% for the first three quarters of fiscal 2017 compared to 39.2% in the first three quarters of fiscal 2016. The decline in gross margin included favorable product costing improvements (200 basis points), which was more than offset by unfavorable product mix (70 basis points), the negative impact of foreign exchange (40 basis points) and the impact of store closures (100 basis points).
OPERATING EXPENSES
Operating expenses increased $27.1 million, from $168.3 million in the third quarter of fiscal 2016 to $195.4 million in the third quarter of fiscal 2017. The increase was driven by higher restructuring and impairment costs ($22.1 million), the additional week of operations ($13.8 million), higher organizational transformation costs ($7.0 million), higher incentive compensation costs ($8.6 million) and higher pension expense ($1.2 million), which was partially offset by lower Company retail store operating costs ($23.4 million), and lower selling costs ($4.3 million).
Operating expenses increased $47.3 million, from $547.9 million in the first three quarters of fiscal 2016 to $595.2 million in the first three quarters of fiscal 2017. The increase was driven by higher restructuring and impairment expenses ($52.2 million), the additional three weeks of operations ($40.8 million), higher organizational transformation costs ($15.0 million), higher incentive compensation costs ($7.7 million), and higher pension expense ($3.9 million), which were partially offset by lower Company retail store operating costs ($52.2 million), lower advertising costs ($12.8 million) and lower selling costs ($9.8 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.6 million in the third quarter of fiscal 2017, no change compared to the third quarter of fiscal 2016. Net interest expense was $23.4 million in the first three quarters of fiscal 2017 compared to $24.9 million in the first three quarters of fiscal 2016. The decrease in net interest expense in the first three quarters of fiscal 2017 was driven by benefits of the Company’s fiscal 2016 third quarter debt refinancing and fair value adjustments for the Company’s cross currency swap.
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
The Company’s effective tax rate was 15.9% in the third quarter of fiscal 2017, compared to 19.5% in the third quarter of fiscal 2016. The Company’s effective tax rate was 14.6% in the first three quarters of fiscal 2017, compared to 24.1% in the first three quarters of fiscal 2016. The lower effective tax rate in the current year periods reflects a reduction in U.S. income due to higher restructuring and impairment costs and organizational transformation costs.
REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments. During the second quarter of fiscal 2017, the components within the Wolverine Multi-Brand Group were realigned as the Company transitioned Stride Rite® to a global license arrangement, which was effective on July 2, 2017.

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

The current quarter and prior year reportable operating segment results are as follows:

(In millions)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	Change	Percent Change	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$247.7	$219.1	$28.6	13.1%	$712.2	$639.8	$72.4	11.3%
Wolverine Boston Group	196.6	202.4	(5.8)	(2.9)	622.2	629.7	(7.5)	(1.2)
Wolverine Heritage Group	89.2	86.0	3.2	3.7	239.0	232.0	7.0	3.0
Wolverine Multi-Brand Group	28.8	80.5	(51.7)	(64.2)	144.9	218.6	(73.7)	(33.7)
Other	19.0	15.7	3.3	21.0	53.1	44.9	8.2	18.3
Total	$581.3	$603.7	$(22.4)	(3.7)%	$1,771.4	$1,765.0	$6.4	0.4%

(In millions)	13 Weeks Ended September 30, 2017	12 Weeks Ended September 10, 2016	Change	Percent Change	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$54.1	$43.2	$10.9	25.2%	$150.4	$126.7	$23.7	18.7%
Wolverine Boston Group	33.5	30.7	2.8	9.1	104.3	89.3	15.0	16.8
Wolverine Heritage Group	16.4	13.3	3.1	23.3	37.2	30.1	7.1	23.6
Wolverine Multi-Brand Group	4.3	5.9	(1.6)	(27.1)	8.6	7.1	1.5	21.1
Other	1.6	1.4	0.2	14.3	4.8	3.5	1.3	37.1
Corporate	(74.6)	(25.5)	(49.1)	(192.5)	(208.2)	(111.9)	(96.3)	(86.1)
Total	$35.3	$69.0	$(33.7)	(48.8)%	$97.1	$144.8	$(47.7)	(32.9)%
Further information regarding the reportable operating segments can be found in Note 14 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue increased $28.6 million, or 13.1%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The revenue increase reflected $17.5 million of revenue due to the additional week of operations. The increase in revenues included high teens growth for Merrell®, a high single-digit revenue increase for Chaco® and a mid single-digit revenue increase for Cat®. The Outdoor & Lifestyle Group’s revenue increased $72.4 million, or 11.3%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The revenue increase reflected $44.3 million of revenue due to the additional three weeks of operations, partially offset by a $2.6 million unfavorable impact from foreign exchange. The revenue increase resulted from a low teens revenue increase for Merrell®, a high teens increase for Chaco®, and a high teens increase for Cat® footwear, partially offset by a mid single-digit revenue decrease for Hush Puppies®.
The Merrell® revenue increase in both periods was primarily due to the additional week(s) of operations, new product launches, a change in distribution models for a few distributors and growth in eCommerce. The Chaco® revenue increase in both periods was a result of strong brand momentum and consumer engagement particularly within the brand’s core sandal category. The Cat® revenue increase in both periods was primarily due to the additional week(s) of operations, a change in distribution models for a few distributors, and growth in the U.S. The Hush Puppies® revenue decline in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 was due to a strategic move away from lower margin customers in the U.S. and Canada and a difficult retail environment in Europe.
The Outdoor & Lifestyle Group’s operating profit increased $10.9 million, or 25.2%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The Outdoor & Lifestyle Group’s operating profit increased $23.7 million, or 18.7%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The increase in both periods reflects higher operating profit from Merrell® due to increased revenues and higher gross margins and Cat® due to increased revenues.
Wolverine Boston Group
The Boston Group’s revenue decreased $5.8 million, or 2.9%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The revenue decrease reflected a high single-digit decline for Sperry®, partially offset by high single-digit growth from Saucony®. The Boston Group’s revenue decreased $7.5 million, or 1.2%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The revenue decrease reflected a mid single-digit decline for Sperry® and a high single-digit decline for Keds®, partially offset by mid single-digit growth from Saucony®. The revenue decrease was partially offset by $30.1 million of revenue due to the additional weeks of operations.
The Sperry® decrease in both periods was due to lower demand within its boat shoe category and store closures. The Saucony® increase in both periods was due to growth in the Athletic category in the U.S. and growth in Canada. The Keds® decrease in the first three quarters of fiscal 2017 was due to the intentional exit of certain unprofitable points of distribution in the U.S. wholesale market.
The Boston Group’s operating profit increased $2.8 million, or 9.1%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The Boston Group’s operating profit increased $15.0 million, or 16.8%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The increase in the quarter was due to higher revenue and gross margin for Saucony® partially offset by lower profitability for Sperry® due to lower sales. The increase in the first three quarters of fiscal 2017 reflects higher profitability from Saucony® due to higher revenue and gross margins and improved operating expense leverage for the group.
Wolverine Heritage Group
The Heritage Group’s revenue increased $3.2 million, or 3.7%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The revenue increase reflected $6.8 million of revenue due to the additional week of operations. The increase in revenues included a mid teens increase for Wolverine®, a low fifties growth rate increase for Hy-Test®, partially offset by a mid twenties decline for the Bates® brand. The Heritage Group’s revenue increased $7.0 million, or 3.0%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The revenue increase reflected $16.5 million of revenue due to the additional weeks of operations. The revenue increase reflected a mid teens increase for Wolverine®, a high twenties growth rate for Hy-Test®, partially offset by a low twenties decline for the Bates® brand.
The revenue increase in both periods for Wolverine® was attributable to higher demand within the U.S. market driven by new product introductions, timing of shipments and the impact of the additional week(s) of operations. The Hy-Test® increase was due to the strengthening manufacturing sector in the U.S.. The Bates® decrease was driven by lower volumes related to military contract awards.
The Heritage Group’s operating profit increased $3.1 million, or 23.3%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The Heritage Group’s operating profit increased $7.1 million, or 23.6%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The increase in both periods was driven by Wolverine® due to higher revenues and lower product costs and Hy-Test® due to higher revenues and increased gross margins due to better product mix.
Wolverine Multi-Brand Group
The Multi-Brand Group’s revenue decreased $51.7 million, or 64.2%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The revenue decrease was primarily due to store closures and the change in operating model for the Stride Rite® brand, partially offset by $2.2 million of revenue due to the additional week of operations. The Multi-Brand Group’s revenue decreased $73.7 million, or 33.7%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The revenue decrease was due to store closures and the change in operating model for the Stride Rite® brand, partially offset by $12.7 million of revenue due to the additional three weeks of operations.
The Multi-Brand Group’s operating profit decreased $1.6 million, or 27.1%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The Multi-Brand Group’s operating profit increased $1.5 million, or 21.1%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016.
Other
The Other category’s revenues increased $3.3 million, or 21.0%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The Other category’s revenues increased $8.2 million, or 18.3%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in both periods was primarily due to increased demand within the performance leathers business and the impact of the additional week(s) of operations.

Corporate
Corporate expenses were $74.6 million in the third quarter of fiscal 2017 compared to $25.5 million in the third quarter of fiscal 2016. The $49.1 million increase was driven by higher restructuring and impairment costs ($23.0 million), higher organizational transformation costs ($7.0 million), higher incentive compensation costs ($8.6 million), higher pension expense ($1.2 million) and the additional week of operations ($5.2 million).
Corporate expenses were $208.2 million in the first three quarters of fiscal 2017 compared to $111.9 million in the first three quarters of fiscal 2016. The $96.3 million increase was driven by higher restructuring and impairment costs ($56.3 million), higher organizational transformation costs ($15.0 million), higher pension expense ($3.9 million), higher incentive compensation ($7.7 million) and the additional three weeks of operations ($8.5 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 30, 2017	December 31, 2016	September 10, 2016
Cash and cash equivalents	$342.7	$369.8	$530.9
Debt	796.7	820.7	1,052.4
Available revolving credit facility (1)	597.5	597.4	497.4

(1)	Amounts are net of both borrowings and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.

(In millions)	39 Weeks Ended September 30, 2017	36 Weeks Ended September 10, 2016
Net cash provided by operating activities	$49.5	$143.2
Net cash provided by (used in) investing activities	5.2	(24.5)
Net cash provided by (used in) financing activities	(87.4)	216.5
Additions to property, plant and equipment	28.7	34.4
Depreciation and amortization	28.0	30.0
Liquidity
Cash and cash equivalents of $342.7 million as of September 30, 2017 were $188.2 million lower compared to September 10, 2016. The decrease is due primarily to the redemption of the Public Bonds of $375.0 million, partially offset by cash provided by operating activities in the fourth quarter of fiscal 2016. The Company had $597.5 million of borrowing capacity available under the Revolving Credit Facility as of September 30, 2017. Cash and cash equivalents located in foreign jurisdictions totaled $291.4 million as of September 30, 2017. The Company intends to permanently reinvest cash in these foreign locations.
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
For the first three quarters of fiscal 2017, an increase in net working capital represented a use of cash of $40.5 million. Working capital balances were unfavorably impacted by increases in accounts receivable of $24.3 million and inventories of $15.1 million and a decrease in accounts payable of $10.0 million, which was partially offset by an increase in other operating liabilities of $7.0 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $28.7 million and $34.4 million in the first three quarters of fiscal 2017 and fiscal 2016, respectively, driven by building improvements for a new distribution center and information system enhancements. The Company received cash proceeds of $38.0 million related to the sale of a business and certain other assets and liabilities.
Financing Activities
As of September 30, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.

The Company’s debt at September 30, 2017 totaled $796.7 million compared to $820.7 million at December 31, 2016. The decrease is due to scheduled principal payments on Term Loan A.
The Company repurchased $42.3 million and $15.8 million of shares during the first three quarters of fiscal 2017 and fiscal 2016, respectively. The Company may purchase up to an additional $202.3 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $5.2 million of shares in the first three quarters of fiscal 2017 in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.06 per share, or $5.7 million and $5.8 million, for the third quarter of fiscal 2017 and fiscal 2016, respectively. The 2017 dividend is payable on November 1, 2017 to shareholders of record on October 2, 2017.
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
CONTRACTUAL OBLIGATIONS
During the first three quarters of fiscal 2017, the Company closed 188 retail stores, all of which were leased from third-party landlords. Minimum rental payments due under all noncancelable operating leases for the fiscal periods subsequent to September 30, 2017 are as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter
Minimum rental payments	$8.5	$31.4	$30.4	$27.0	$25.4	$112.0

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At September 30, 2017 and September 10, 2016, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $159.8 million and $161.4 million, respectively, with maturities ranging up to 363 and 335 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap which has been designated as a hedge of a net investment in a foreign operation. The hedge has a notional amount of $106.4 million and will mature on September 1, 2021. At September 30, 2017, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $20.7 million from their value at December 31, 2016. At September 10, 2016, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $4.4 million from their value at January 2, 2016.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 30, 2017, the Company had no outstanding borrowings and outstanding letters of credit of $2.5 million under the Revolving Credit Facility and $3.7 million in borrowings under foreign revolving credit agreements and other short-term notes. The Company’s total variable-rate debt was $553.1 million at September 30, 2017 and the Company held two interest rate swap agreement denominated in U.S. dollars that effectively converts $464.0 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of fiscal 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 2, 2017 to August 5, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$232,267,206
Employee Transactions(2)	8,415	$27.44	—
Period 8 (August 6, 2017 to September 2, 2017)
Common Stock Repurchase Program(1)	1,139,256	$26.33	1,139,256	$202,267,225
Employee Transactions(2)	5,862	$26.35	—
Period 9 (September 3, 2017 to September 30, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$202,267,225
Employee Transactions(2)	—	$—	—
Total for Quarter Ended September 30, 2017
Common Stock Repurchase Program(1)	1,139,256	$26.33	1,139,256	$202,267,225
Employee Transactions(2)	14,277	$26.99	—

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
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

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

WOLVERINE WORLD WIDE, INC.

November 9, 2017	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 9, 2017	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)