Form 10-K
period 2017-12-30
WOLVERINE WORLD WIDE INC /DE/
filed 2018-02-27
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                    Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter: $2,604,753,929. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 16, 2018: 96,009,236.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 3, 2018 are incorporated by reference into Part III of this report.

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

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	foreign currency exchange rate fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	increase in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•
the impact of regulation, regulatory and legal proceedings and legal compliance risks, including compliance with federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, and litigation or other legal proceedings relating to the protection of the environment or environmental effects on human health;

•	the potential breach of the Company’s databases, or those of its vendors, which contain certain personal information or payment card data;

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other intangibles;

•	the success of the Company’s restructuring and realignment initiatives; and

•	changes in future pension funding requirements and pension expenses.
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
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, children’s footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 200 countries and territories through owned operations in the United States ("U.S."), Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
Today, the Company sources and markets a broad range of footwear styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sperry® and Wolverine®. The Company licenses its Stride Rite® brand under a global license arrangement. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Keds® apparel; Saucony® apparel and Sperry® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
The Company’s products generally feature contemporary styling with proprietary technologies designed to provide maximum comfort and performance. The Company believes that its primary competitive advantages are its well-recognized brand names, patented proprietary designs, diverse product offerings and comfort technologies, wide range of distribution channels and diversified manufacturing and sourcing base. The Company combines quality materials and skilled workmanship to produce footwear according to its specifications at both Company-owned and third-party manufacturing facilities. The Company’s products are sold at various price points targeting a wide range of consumers of casual, work, outdoor and athletic footwear and apparel.
The Company’s portfolio of brands is organized into the following four operating segments, which the Company has determined to be reportable operating segments. During the second quarter of fiscal 2017, the components within the Wolverine Multi-Brand Group were realigned as the Company transitioned Stride Rite® to a global license arrangement, which was effective on July 2, 2017.

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, and Chaco® footwear;

•	Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel;

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•
Wolverine Multi-Brand Group, consisting of the Company’s Children’s footwear business and the Company's multi-brand consumer-direct businesses. The Children’s footwear business includes the Stride Rite®licensed business, as well as children’s footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®.

The reportable segments are engaged in designing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue for the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party licensees and distributors; and revenue from the Company’s consumer-direct businesses.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, impairment of intangible assets, organizational transformation costs, and environmental and other related costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker. The Company’s Global Operations Group is responsible for sourcing, distribution, logistics and customer support.
For financial information regarding the Company, see the consolidated financial statements and the accompanying notes, which are included in Item 8 of this Annual Report on Form 10-K. Financial information regarding the Company’s reportable segments and other operating categories and financial information by geographic area is found in Note 16 to the consolidated financial statements.

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
Bates®: The Bates® brand is a leader in supplying footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, Bates iCS®, Bates Endurance Performance System and other proprietary comfort technologies in the design of its footwear. Bates® supplies military footwear to several foreign countries. Civilian uniform users include police officers, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers and catalog retailers.
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
Children’s Footwear - The Children’s footwear business includes the Stride Rite® licensed business, as well as children’s footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®. With a history dating back to 1919, Stride Rite® is an industry leader in children's footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand. Children's footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies® are sold through its owned wholesale channel, consumer-direct websites and by a license partner.
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
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2017 or fiscal 2016.
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal operating cash flows and, as needed, the Revolving Credit Facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in certain countries in South America and Mexico. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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
Manufacturing and Sourcing
The Company directly controls the majority of the units of footwear and apparel sourced under the Company’s brand names. The Company’s licensees directly control the balance. Substantially all of the units sourced by the Company are procured from numerous third-party manufacturers in the Asia Pacific region. The Company maintains offices in the Asia Pacific region to develop and facilitate sourcing strategies. The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. The Company has adopted “Engagement Criteria for Partners and Sources,” a policy that requires the Company’s domestic and foreign manufacturers, licensees and distributors to use ethical business standards, comply with all applicable health and safety laws and regulations, commit to use environmentally safe practices, treat employees fairly with respect to wages, benefits and working conditions and not use child or prison labor. The Company’s third-party sourcing strategy allows the Company to (i) benefit from lower manufacturing costs and state-of-the-art manufacturing facilities; (ii) source high quality raw materials from around the world; and (iii) avoid capital expenditures necessary for additional owned factories. The Company believes that its overall global manufacturing strategy provides the flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.
The Company’s principal raw material is quality leather, which it purchases from a select group of domestic and foreign suppliers. The widespread availability of common upper materials and specialty leathers eliminates reliance by the Company on a single supplier.
The Company currently purchases all of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier to the Company for over 50 years. Alternative sources of raw pigskin are available, but the Company believes these sources offer less advantageous pricing, quality and compatibility with the Company’s processing method. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Q Form®, Sperry®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license extends for more than five years and the Harley-Davidson® license has a term through December 31, 2020. Both licenses are subject to early termination for breach.
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
Order Backlog
At February 18, 2018, the Company had an order backlog of approximately $913 million compared to an order backlog of approximately $979 million at February 19, 2017. The February 19, 2017 order backlog contains $52 million related to fiscal 2017 divestitures. Substantially all of the backlog relates to orders for products expected to ship in fiscal 2018. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.

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
Employees
As of December 30, 2017, the Company had approximately 3,700 domestic and foreign production, office and sales employees. The Company presently considers its employee relations to be good.
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
A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. statutory income tax rate due to discrete items and because the Company did not provide for U.S. taxes on earnings it considered to be permanently reinvested in foreign operations. The Company’s future effective tax rates could be unfavorably affected by a number of factors, including, but not limited to, changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; or decreases in the amount of earnings in countries with low statutory tax rates. An increase in the Company’s effective tax rate could have a material adverse effect on its results of operations and financial position.
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
An impairment of goodwill or other intangibles could have an adverse material impact to the Company’s results of operations.
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
In 2017, 2016 and 2014, the Company initiated specific restructuring and organization transformation plans. There can be no assurance that the Company will successfully realize some or all of the estimated profitability improvements or other benefits from these plans. There is also no assurance that the Company will be able to re-invest any future cost savings generated from the plans into other initiatives or that any such investment will improve the Company’s operations.
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
The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Various third parties could also bring actions against the Company alleging health-related or other harm arising from non-compliance. The

Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third-party, such as a prior owner or tenant. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.
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
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 136,000 square feet in Waltham, Massachusetts. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 460,000 square feet in Howard City, Michigan; a leased distribution center of approximately 342,000 square feet in Ontario, Canada; an owned distribution center of approximately 305,000 square feet in Rockford, Michigan; and a leased distribution facility of approximately 200,000 square feet in Brookville, Ohio.
The Company also leases and owns various other offices and distribution centers throughout the U.S. to meet its operational requirements. In addition, the Company operates 81 retail stores through leases with various third-party landlords in the U.S. and Canada collectively occupying approximately 224,000 square feet.
The Company conducts its international operations in Canada, the United Kingdom, China, Hong Kong and continental Europe through leased distribution centers, offices and/or showrooms. The Company believes that its current facilities are suitable and adequate to meet its current needs.

Item 3.	Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. A discussion of legal matters is found in Note 15 to the consolidated financial statements.

Item 4.	Mine Safety Disclosures
Not applicable.
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of February 1, 2018. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Michael Jeppesen	58	President, Global Operations Group and Wolverine Heritage Group
Amy M. Klimek	44	Senior Vice President, Global Human Resources
Blake W. Krueger	64	Chairman of the Board, Chief Executive Officer and President
Todd Spaletto	46	President, Wolverine Outdoor & Lifestyle Group
Michael D. Stornant	51	Senior Vice President, Chief Financial Officer and Treasurer
Richard J. Woodworth	60	President, Wolverine Boston Group
James D. Zwiers	50	Executive Vice President
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
James D. Zwiers has served the Company as Executive Vice President since February 2017. From February 2016 through February 2017, he served as President, Wolverine Outdoor & Lifestyle Group. From June 2014 through February 2016, he served as Senior Vice President and President, International Group. From March 2009 to June 2014, he served as Senior Vice President and President, Performance Group, which was realigned out of the Outdoor Group.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The following table shows the high and low stock prices on the New York Stock Exchange and dividends declared by quarter for fiscal years 2017 and 2016. The number of stockholders of record on February 16, 2018, was 1,403.

	Fiscal 2017		Fiscal 2016
Stock price	High	Low	High	Low
First quarter	$26.41	$20.94	$20.23	$14.74
Second quarter	28.11	23.45	20.70	16.44
Third quarter	29.20	25.29	25.54	18.51
Fourth quarter	32.05	25.25	25.31	20.58

	Fiscal Year
Cash dividends declared per share	2017	2016
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06
A quarterly dividend of $0.08 per share was declared on February 8, 2018. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2018.
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

Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (October 1, 2017 to November 4, 2017)
Common Stock Repurchase Program (1)	—	$—	—	$202,267,225
Employee Transactions (2)	3,396	$29.04
Period 11 (November 5, 2017 to December 2, 2017)
Common Stock Repurchase Program (1)	—	$—	—	$202,267,225
Employee Transactions (2)	441	$28.93
Period 12 (December 3, 2017 to December 30, 2017)
Common Stock Repurchase Program (1)	—	$—	—	$202,267,225
Employee Transactions (2)	3,800	$29.23
Total for Fourth Quarter ended December 30, 2017
Common Stock Repurchase Program (1)	—	$—	—	$202,267,225
Employee Transactions (2)	7,637	$29.12

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2017	2016	2015	2014	2013
Summary of Operations
Revenue	$2,350.0	$2,494.6	$2,691.6	$2,761.1	$2,691.1
Net earnings attributable to Wolverine World Wide, Inc.	0.3	87.7	122.8	133.1	100.4
Net earnings per share of common stock:
Basic net earnings (2)	$—	$0.90	$1.22	$1.33	$1.01
Diluted net earnings (2)	—	0.89	1.20	1.30	0.99
Cash dividends declared	0.24	0.24	0.24	0.24	0.24
Financial Position at Year-End
Total assets (3)	$2,399.0	$2,431.7	$2,434.4	$2,491.3	$2,604.4
Debt (3)(4)	782.6	820.7	809.8	887.6	1,132.2

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

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

(4)	Debt includes capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, marketer and licensor of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth.” The Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 200 countries and territories at December 30, 2017, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 30, 2017, the Company operated 81 retail stores in the U.S. and Canada and 29 consumer-direct websites.
2017 FINANCIAL OVERVIEW

•
Revenue for fiscal 2017 was $2,350.0 million, a decrease of 5.8% compared to fiscal 2016. The decrease reflects the closure of retail stores and the change in business model for Stride Rite® ($159.3 million). The business model change for Stride Rite® reflects the Company's transition to a global license arrangement for the brand effective during the third quarter of fiscal 2017.

•
Gross margin for fiscal 2017 was 38.9%, an increase of 40 basis points from fiscal 2016. The gross margin increase was driven primarily by product cost decreases, which were partially offset by store closures, negative mix in international markets, and the negative impact of foreign exchange.

•
Operating expenses increased $90.5 million in fiscal 2017, to $890.5 million. The increase was driven by higher restructuring and other related costs, higher impairment of intangible assets, higher environmental and other related costs, higher organizational transformation costs, higher incentive compensation expense, and higher pension costs partially offset by lower selling expenses, lower retail store operating costs, lower advertising costs, and lower product development expenses.

•
The effective tax rate in fiscal 2017 was 93.7% compared to 20.8% in fiscal 2016. The higher effective tax rate in fiscal 2017 is due to higher expenses from restructuring activities in the U.S. resulting in a tax benefit, partially offset by incremental tax expense of $8.6 million related to the Tax Cuts and Jobs Act (“TCJA”). The TCJA net tax expense is comprised of $58.1 million related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years, and $3.0 million of other related taxes, partially offset by a non-cash adjustment of $52.5 million for the remeasurement of deferred tax balances at the new corporate tax rate of 21%.

•
Cash provided by operating activities was $202.7 million during fiscal 2017 compared to cash provided by operating activities of $296.3 million in fiscal 2016. The lower cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to higher cash payments for restructuring activities, a voluntary pension contribution and other changes in working capital.

•	Inventories were 20.6% lower at the end of fiscal 2017 compared to 2016.

•	The Company declared cash dividends of $0.24 per share, in both fiscal 2017 and fiscal 2016.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2017	2016	2015	2017	2016
Revenue	$2,350.0	$2,494.6	$2,691.6	(5.8)%	(7.3)%
Cost of goods sold	1,426.6	1,526.4	1,636.9	(6.5)	(6.8)
Restructuring costs	9.0	8.3	3.0	8.4	176.7
Gross profit	914.4	959.9	1,051.7	(4.7)	(8.7)
Selling, general and administrative expenses	713.7	758.0	816.0	(5.8)	(7.1)
Restructuring and other related costs	72.9	34.9	29.5	108.9	18.3
Impairment of intangible assets	68.6	7.1	5.1	866.2	39.2
Environmental and other related costs	35.3	—	—	—	—
Operating profit	23.9	159.9	201.1	(85.1)	(20.5)
Interest expense, net	32.1	34.8	38.2	(7.8)	(8.9)
Debt extinguishment and other costs	—	18.1	1.6	(100.0)	1,031.3
Other expense (income), net	2.4	(3.5)	(3.3)	(168.6)	6.1
Earnings (loss) before income taxes	(10.6)	110.5	164.6	(109.6)	(32.9)
Income tax expense (benefit)	(9.9)	23.0	41.4	(143.0)	(44.4)
Net earnings (loss)	(0.7)	87.5	123.2	(100.8)	(29.0)
Less: net earnings (loss) attributable to noncontrolling interests	(1.0)	(0.2)	0.4	400.0	(150.0)
Net earnings attributable to Wolverine World Wide, Inc.	$0.3	$87.7	$122.8	(99.7)%	(28.6)%
Diluted earnings per share	$—	$0.89	$1.20	(100.0)%	(25.8)%
REVENUE
Revenue was $2,350.0 million for fiscal 2017, representing a decrease of 5.8% versus the prior year's revenue of $2,494.6 million. The decrease reflects the closure of retail stores and the change in business model for Stride Rite® ($159.3 million). International revenue represented 31.5%, 28.2% and 27.6% of total reported revenues in fiscal years 2017, 2016 and 2015, respectively. Changes in foreign exchange rates decreased revenues by approximately $1.7 million in fiscal 2017.
Revenue was $2,494.6 million for fiscal 2016, representing a decrease of 7.3% versus the prior year's revenue of $2,691.6 million. The decrease reflects the closure of retail stores ($34.5 million), the negative impact of foreign exchange ($17.1 million), the exit of the Cushe® business ($14.9 million) and lower demand for products within the Company's operating groups.
GROSS MARGIN
For fiscal 2017, the Company’s gross margin was 38.9% compared to 38.5% in fiscal 2016. The gross margin increase was driven primarily by product cost decreases (230 basis points), which were partially offset by store closures (90 basis points), negative mix in international markets (70 basis points), and the negative impact of foreign exchange (30 basis points).
For fiscal 2016, the Company’s gross margin was 38.5% compared to 39.1% in fiscal 2015. The gross margin decline was driven primarily by the negative impact of foreign exchange (70 basis points), store closures (50 basis points) and a negative mix shift in international markets (30 basis points), which were partially offset by product cost reductions.
OPERATING EXPENSES
Operating expenses increased $90.5 million in fiscal 2017, to $890.5 million. The increase was driven by higher restructuring and other related costs ($38.0 million), higher impairment of intangible assets ($61.5 million), higher environmental and other related costs ($35.3 million), higher organizational transformation costs ($35.6 million), higher incentive compensation expense ($12.9 million), and higher pension costs ($4.5 million) partially offset by lower selling expenses ($32.1 million), lower retail store operating costs ($52.2 million), and lower advertising costs ($12.3 million).
Operating expenses decreased $50.6 million in fiscal 2016, to $800.0 million. Operating expenses were favorably impacted by lower store operating costs ($18.0 million), lower pension expense ($17.5 million), lower advertising costs ($12.9 million), lower selling expenses ($12.5 million) and the impact of foreign exchange ($6.3 million), which were partially offset by higher restructuring and other related costs ($5.4 million), higher impairment of intangible assets ($2.0 million), higher incentive compensation expense ($5.1 million) and organizational transformation costs ($2.2 million).
INTEREST, OTHER AND TAXES
Net interest expense was $32.1 million in fiscal 2017 compared to $34.8 million in fiscal 2016. The decrease was driven by a lower effective interest rate on the Company's debt, lower average debt principal balances and higher interest income.
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
On December 22, 2017, the TCJA was enacted which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
The Company’s effective tax rates in fiscal 2017 and fiscal 2016 were 93.7% and 20.8%, respectively. The higher effective tax rate in fiscal 2017 is due to higher expenses from restructuring activities in the U.S. resulting in a tax benefit, partially offset by incremental tax expense of $8.6 million related to TCJA. The TCJA net tax expense is comprised of $58.1 million related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years, and $3.0 million of other related taxes, partially offset by a non-cash adjustment of $52.5 million for the remeasurement of deferred tax balances at the new corporate tax rate of 21%.
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

•
Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear, Sebago® footwear and apparel and Cushe® footwear in fiscal 2015;

•	Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel;

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•
Wolverine Multi-Brand Group, consisting of the Company’s Children’s footwear business and the Company's multi-brand consumer-direct businesses. The Children’s footwear business includes Stride Rite®, as well as children’s footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®.

The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, impairment of intangible assets, organizational transformation costs, and environmental and other related costs.

The reportable operating segment results for fiscal years 2017, 2016 and 2015 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2017	2016	Change		2016	2015	Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$947.1	$890.6	$56.5	6.3%	$890.6	$957.5	$(66.9)	(7.0)%
Wolverine Boston Group	833.8	889.4	(55.6)	(6.3)	889.4	942.8	(53.4)	(5.7)
Wolverine Heritage Group	327.9	347.0	(19.1)	(5.5)	347.0	370.5	(23.5)	(6.3)
Wolverine Multi-Brand Group	166.9	304.3	(137.4)	(45.2)	304.3	351.2	(46.9)	(13.4)
Other	74.3	63.3	11.0	17.4	63.3	69.6	(6.3)	(9.1)
Total	$2,350.0	$2,494.6	$(144.6)	(5.8)%	$2,494.6	$2,691.6	$(197.0)	(7.3)%

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2017	2016	Change		2016	2015	Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$193.2	$166.8	$26.4	15.8%	$166.8	$197.7	$(30.9)	(15.6)%
Wolverine Boston Group	139.1	121.7	17.4	14.3	121.7	132.9	(11.2)	(8.4)
Wolverine Heritage Group	53.3	50.8	2.5	4.9	50.8	54.6	(3.8)	(7.0)
Wolverine Multi-Brand Group	10.5	4.8	5.7	118.8	4.8	5.2	(0.4)	(7.7)
Other	6.4	5.5	0.9	16.4	5.5	5.6	(0.1)	(1.8)
Corporate	(378.6)	(189.7)	(188.9)	99.6	(189.7)	(194.9)	5.2	2.7
Total	$23.9	$159.9	$(136.0)	(85.1)%	$159.9	$201.1	$(41.2)	(20.5)%
Further information regarding the reportable operating segments can be found in Note 16 to the consolidated financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue increased $56.5 million, or 6.3%, in fiscal 2017 compared to fiscal 2016. The increase was due partially to a mid single digit revenue increase for Merrell®, a low teens increase for Cat® and a mid teens increase for Chaco® partially offset by a low teens revenue decline for Hush Puppies®. The Merrell® increase was due to expansion into the work category and eCommerce growth partially offset by the closure of retail stores. The Cat® increase was due to a business model change in certain international markets as well as growth in the U.S. The Chaco® increase was driven by growth in the brand's sandal products within the U.S. market. The Hush Puppies® decrease was due to the exit of certain markets in Europe and a strategic move away from lower margin customers in the U.S. and Canada.
The Outdoor & Lifestyle Group’s operating profit increased $26.4 million, or 15.8%, in fiscal 2017 compared to fiscal 2016. The operating profit increase was due primarily to the revenue increase for Merrell®, lower selling, general and administrative expenses for the Group due to the exit of certain businesses in Europe and headcount reductions, partially offset by higher advertising costs for Chaco®.
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
Wolverine Boston Group
The Boston Group’s revenue decreased $55.6 million, or 6.3%, in fiscal 2017 compared to fiscal 2016. The decline was driven by high single-digit declines from Sperry® and Keds®. The Sperry® decrease was due to lower wholesale demand for its core boat products and the closure of retail stores. The Keds® decrease was due to the intentional exit of certain unprofitable points of distribution in the U.S. wholesale market.
The Boston Group’s operating profit increased $17.4 million, or 14.3%, in fiscal 2017 compared to fiscal 2016. The increase was due primarily to higher gross margin for Saucony® and Keds® and lower selling, general and administrative expenses due to lower advertising spend and headcount reductions within the Group.
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
Wolverine Heritage Group
The Heritage Group’s revenue decreased $19.1 million, or 5.5%, in fiscal 2017 compared to fiscal 2016. The revenue decline was primarily the result of a mid twenties decline from Bates®, which was driven by decreases in the domestic contract business as well as the sale of the Department of Defense contract business in the third quarter of 2017.
The Heritage Group’s operating profit increased $2.5 million, or 4.9%, in fiscal 2017 compared to fiscal 2016. The operating profit increase was due primarily to the improved margins for the Wolverine® and HyTest® brands and fewer contracts from the low margin Department of Defense contract business.
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
Wolverine Multi-Brand Group
The Multi-Brand Group’s revenue decreased $137.4 million, or 45.2%, in fiscal 2017 compared to fiscal 2016. The revenue decline was due to the closure of retail stores and the change in operating model for the Stride Rite® brand. The Multi-Brand Group’s operating profit increased $5.7 million, or 118.8%, in fiscal 2017 compared to fiscal 2016 due to the closure of unprofitable stores.
The Multi-Brand Group’s revenue decreased $46.9 million, or 13.4%, in fiscal 2016 compared to fiscal 2015. The revenue decline was due to the closure of retail stores and lower Stride Rite® U.S. wholesale revenues. The Multi-Brand Group’s operating profit decreased $0.4 million, or 7.7%, in fiscal 2016 compared to fiscal 2015.
Corporate
Corporate expenses increased $188.9 million in fiscal 2017 compared to fiscal 2016. Corporate expenses were impacted by the increase in restructuring and other related costs ($38.7 million), higher impairment of intangible assets ($61.5 million), higher organizational transformation costs ($35.6 million), higher environmental and other related costs ($35.3 million), higher incentive compensation expenses ($12.9 million) and higher pension costs ($4.5 million).
Corporate expenses decreased $5.2 million in fiscal 2016 compared to fiscal 2015. Corporate expenses were favorably impacted by lower pension expense ($17.5 million), which were partially offset by higher restructuring and other related costs ($5.4 million) and higher impairment of intangible assets ($2.0 million), higher incentive compensation expense ($5.1 million) and organizational transformation costs ($2.2 million).

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2017	2016	2015
Cash and cash equivalents	$481.0	$369.8	$194.1
Debt (1)	782.6	820.7	809.8
Available revolving credit facility (2)	597.5	597.4	496.2
Net cash provided by operating activities	202.7	296.3	215.5
Net cash used in investing activities	(1.0)	(38.4)	(50.0)
Net cash used in financing activities	(98.0)	(79.5)	(187.3)
Additions to property, plant and equipment	32.4	55.3	46.4
Depreciation and amortization	37.2	43.5	48.7

(1)	Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.
Liquidity
Cash and cash equivalents of $481.0 million as of December 30, 2017 were $111.2 million higher compared to December 31, 2016. The Company had $597.5 million available under a revolving credit agreement (the “Revolving Credit Facility”) as of December 30, 2017.
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
As a result of the TCJA, the Company has recorded a liability of $58.1 million related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years. The Company does not expect this to have a material impact on its current or future liquidity.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated financial statements. As of December 30, 2017, the Company has recorded a liability of $31.1 million related to environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. Of this amount, $12.5 million is expected to be paid in fiscal 2018 and is recorded in other accrued liabilities with the remaining $18.6 million recorded in other liabilities and is expected to be paid over the course of thirty years. The Company's remediation activity at its former tannery site and sites where the Company disposed of tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during fiscal 2017 was lower compared to fiscal 2016 due primarily to higher cash payments for restructuring activities of $45.4 million, changes in deferred income taxes of $75.8 million due to the impact of the TCJA and higher pension contributions of $9.8 million in addition to changes in working capital. During fiscal 2017 working capital balances drove a source of cash of $113.3 million, which primarily was driven by the favorable impact of lower inventories of $45.4 million and increases to accounts payable, income taxes payable and other operating liabilities of $11.2 million, $46.1 million and 13.0 million, respectively.
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

Investing Activities
The Company made capital expenditures of $32.4 million, $55.3 million and $46.4 million in fiscal years 2017, 2016 and 2015, respectively. The higher capital expenditures during fiscal 2016 was due primarily to building improvements for the Company's new Boston office and west coast distribution center. The majority of the Company's capital expenditures in all three years were for building improvements and information system enhancements.
During fiscal 2017, the Company received proceeds of $38.6 million related to the sale of a business and other assets. During fiscal 2016, the Company received proceeds of $7.8 million for the sale of a non-core business.
Financing Activities
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million and $2.6 million as of December 30, 2017 and December 31, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
As of December 30, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company’s debt at December 30, 2017 totaled $782.6 million compared to $820.7 million at December 31, 2016. The decrease is due to scheduled principal payments on Term Loan A. The net increase in debt during fiscal 2016 of $10.9 million was primarily a result of net incremental borrowings from the fiscal 2016 refinancing activities less principal payments on the Term Loan A Facility.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. Borrowings against these facilities were $0.5 million as of December 30, 2017.
The Company repurchased $42.3 million, $61.9 million and $92.6 million of Company common stock in fiscal years 2017, 2016 and 2015, respectively, under stock repurchase plans. The Company may purchase up to an additional $202.3 million of shares under its existing common stock repurchase program that expires in 2020, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement. In addition to the stock repurchase program activity, the Company acquired $5.5 million, $4.9 million and $7.7 million of shares in fiscal years 2017, 2016 and 2015, respectively, in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.24 per share in fiscal years 2017, 2016 and 2015. Dividends paid totaled $23.0 million, $23.5 million and $24.4 million, for fiscal years 2017, 2016 and 2015, respectively. A quarterly dividend of $0.08 per share was declared on February 8, 2018 to shareholders of record on April 2, 2018. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2018 which will increase dividends paid by approximately $5.3 million in 2018.
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
Inventory
The Company values its inventory at the lower of cost or market. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recorded a $68.6 million impairment charge for the Sperry® trade name. In the fourth quarter of fiscal 2016 and fiscal 2015, as a result of its testing, the Company recorded a $7.1 million and $2.5 million impairment charge, respectively, for the Stride Rite® trade name. The Company did not recognize any impairment charges for goodwill during fiscal years 2017, 2016 and 2015.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. The Company recorded impairment charges of $11.0 million, $12.2 million and $11.6 million during fiscal years 2017, 2016 and 2015, respectively, related to certain retail store assets where the estimated future cash flows did not support the net book value of the assets.
Environmental
Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred. Liabilities related to estimated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies.
Income Taxes
The Company maintains certain strategic management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that have generally been lower than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. Income tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates. Because income tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated outcome. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets. If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets in future years, which would cause the Company to record additional income tax expense in its consolidated statements of operations. Management evaluates the potential that the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.
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
On December 22, 2017, the U.S. enacted the TCJA, which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

Other significant changes to U.S. income taxes resulting from TCJA will be reflected in the Company’s first quarter of 2018. In addition to the reduction of the corporate tax rate, changes in the taxation of foreign earnings and the deductibility of expenses are still being evaluated by the Company and could have a material impact on the company’s effective tax rate.
Concurrent with the enactment of the tax reform legislation on December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 ("SAB 118") to address concerns regarding the ability of a reporting entity to timely comply with the accounting requirements to recognize all the effects of the Act in the period of enactment. Under SAB 118, the Company has up to 12 months from the enactment date to complete the accounting for some or all of the income tax effects triggered by the enactment of the law. The Company has recorded a provisional estimate of the expected tax liability as required under SAB 118 and intends to finalize the computations on or before the due date of the U.S. corporate tax return in October 2018.
As a result of the TCJA, the Company now intends to repatriate cash held in foreign jurisdictions and has recorded a deferred tax liability related to estimated state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries.
The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 3.80% at December 30, 2017, compared to 4.35% at December 31, 2016. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 7.00% for fiscal 2018. This determination is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of December 30, 2017.
CONTRACTUAL OBLIGATIONS
As of December 30, 2017, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$937.0	$67.6	$548.6	$25.0	$295.8
Capital lease obligations	0.5	0.1	0.3	0.1	—
Operating lease obligations	257.4	31.2	57.0	48.4	120.8
Purchase obligations (2)	277.9	277.9	—	—	—
Pension (3)	1.7	1.7	—	—	—
Supplemental Executive Retirement Plan	39.6	3.7	7.7	7.8	20.4
Deferred compensation	2.1	0.4	0.9	0.5	0.3
Dividends declared	5.9	5.9	—	—	—
Minimum royalties	4.4	1.4	3.0	—	—
Minimum advertising	22.4	2.9	6.1	6.5	6.9
Total (4)	$1,548.9	$392.8	$623.6	$88.3	$444.2

(1)
Includes principal and interest payments on the Company’s long-term debt, net of the impact of an interest rate swap. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 30, 2017. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 9 to the consolidated financial statements for additional information on the Company's interest rate swap.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
Pension obligations reflect expected pension funding, which is the amount of required funding obligations under government regulation. Funding amounts are calculated on an annual basis and no required or planned funding beyond one year has been determined.

(4)
The total amount of unrecognized tax benefits on the consolidated balance sheet at December 30, 2017 is $9.3 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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
Under the provisions of Financial Accounting Standards Board (“FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC 815"), the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 30, 2017 and December 31, 2016, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $162.7 million and $171.3 million, respectively, with maturities ranging up to 356 days.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap which has been designated as a hedge of a net investment in a foreign operation. The hedge has a notional amount of $106.4 million and will mature on September 1, 2021. At December 30, 2017, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $20.8 million from their value at December 31, 2016. At December 31, 2016, a stronger U.S. dollar compared to foreign currencies decreased the value of these investments in net assets by $6.2 million from their value at January 2, 2016.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $538.1 million at December 30, 2017 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively convert $446.9 million to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net liability of $0.3 million at the end of fiscal 2017. As of December 30, 2017, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 3.05%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $0.9 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2017	2016	2015
Revenue	$2,350.0	$2,494.6	$2,691.6
Cost of goods sold	1,426.6	1,526.4	1,636.9
Restructuring costs	9.0	8.3	3.0
Gross profit	914.4	959.9	1,051.7
Selling, general and administrative expenses	713.7	758.0	816.0
Restructuring and other related costs	72.9	34.9	29.5
Impairment of intangible assets	68.6	7.1	5.1
Environmental and other related costs	35.3	—	—
Operating profit	23.9	159.9	201.1
Other expenses:
Interest expense, net	32.1	34.8	38.2
Debt extinguishment and other costs	—	18.1	1.6
Other expense (income), net	2.4	(3.5)	(3.3)
Total other expenses	34.5	49.4	36.5
Earnings (loss) before income taxes	(10.6)	110.5	164.6
Income tax expense (benefit)	(9.9)	23.0	41.4
Net earnings (loss)	(0.7)	87.5	123.2
Less: net earnings (loss) attributable to noncontrolling interests	(1.0)	(0.2)	0.4
Net earnings attributable to Wolverine World Wide, Inc.	$0.3	$87.7	$122.8
Net earnings per share (see Note 3):
Basic	$—	$0.90	$1.22
Diluted	$—	$0.89	$1.20
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2017	2016	2015
Net earnings (loss)	$(0.7)	$87.5	$123.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21.1	(6.6)	(31.8)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $(7.0), $1.9 and $2.7	(16.0)	3.5	6.6
Reclassification adjustments included in net earnings (loss), net of taxes of $(0.3), $(1.7) and $(5.3)	(0.7)	(4.7)	(11.6)
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $(3.3), $(11.2) and $8.2	(6.0)	(20.8)	15.2
Amortization of prior actuarial losses, net of taxes of $3.5, $1.7 and $7.3	6.3	3.2	13.5
Curtailment gain arising during the period, net of taxes of $0.8	1.5	—	—
Amortization of prior service cost	—	0.1	0.1
Settlement gain included in net earnings (loss)	—	(0.1)	—
Other comprehensive income (loss)	6.2	(25.4)	(8.0)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.4)	(1.4)
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	5.9	(25.0)	(6.6)

Comprehensive income	5.5	62.1	115.2
Less: comprehensive loss attributable to noncontrolling interest	(0.7)	(0.6)	(1.0)
Comprehensive income attributable to Wolverine World Wide, Inc.	$6.2	$62.7	$116.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$481.0	$369.8
Accounts receivable, less allowances:
December 30, 2017 – $31.5
December 31, 2016 – $39.4	271.3	263.3
Inventories:
Finished products, net	265.2	333.7
Raw materials and work-in-process, net	11.5	15.0
Total inventories	276.7	348.7
Prepaid expenses and other current assets	45.3	49.6
Total current assets	1,074.3	1,031.4
Property, plant and equipment:
Gross cost	391.1	434.0
Accumulated depreciation	(254.4)	(287.9)
Property, plant and equipment, net	136.7	146.1
Other assets:
Goodwill	429.8	424.3
Indefinite-lived intangibles	604.5	678.5
Amortizable intangibles, net	77.0	83.8
Deferred income taxes	4.3	2.3
Other	72.4	65.3
Total other assets	1,188.0	1,254.2
Total assets	$2,399.0	$2,431.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	December 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.3	$150.8
Accrued salaries and wages	40.0	30.8
Other accrued liabilities	122.0	111.7
Current maturities of long-term debt	37.5	37.5
Borrowings under revolving credit agreements and other short-term notes	0.5	2.9
Total current liabilities	362.3	333.7
Long-term debt, less current maturities	744.6	780.3
Accrued pension liabilities	142.2	143.1
Deferred income taxes	84.2	161.0
Other liabilities	110.5	39.5
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
December 30, 2017 – 106,405,449 shares
December 31, 2016 – 105,647,040 shares	106.4	105.6
Additional paid-in capital	149.2	103.2
Retained earnings	992.2	1,015.1
Accumulated other comprehensive loss	(75.2)	(81.1)
Cost of shares in treasury:
December 30, 2017 – 10,345,141 shares
December 31, 2016 – 8,522,425 shares	(223.0)	(176.3)
Total Wolverine World Wide, Inc. stockholders’ equity	949.6	966.5
Noncontrolling interest	5.6	7.6
Total stockholders’ equity	955.2	974.1
Total liabilities and stockholders’ equity	$2,399.0	$2,431.7

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2017	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$(0.7)	$87.5	$123.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	37.2	43.5	48.7
Deferred income taxes	(75.8)	(5.8)	(26.7)
Stock-based compensation expense	25.4	22.8	18.7
Excess tax benefits from stock-based compensation	—	(0.6)	(4.9)
Pension contribution	(11.3)	(1.5)	—
Pension and SERP expense	14.9	10.4	27.9
Debt extinguishment costs	—	17.4	1.6
Restructuring and other related costs	81.9	43.2	32.5
Cash payments related to restructuring costs	(64.8)	(19.4)	(10.3)
Impairment of intangible assets	68.6	7.1	5.1
Environmental and other related costs, net of cash payments	32.3	—	—
Net gain on sale of a business and other assets	(7.0)	—	—
Other	(11.3)	(6.3)	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	(2.7)	32.3	5.8
Inventories	45.4	110.0	(68.8)
Other operating assets	0.3	2.3	14.6
Accounts payable	11.2	(50.4)	52.9
Income taxes	46.1	1.0	(1.2)
Other operating liabilities	13.0	2.8	(1.6)
Net cash provided by operating activities	202.7	296.3	215.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(32.4)	(55.3)	(46.4)
Proceeds from sale of a business and other assets	38.6	7.8	—
Investment in joint venture	(2.1)	(0.5)	—
Other	(5.1)	9.6	(3.6)
Net cash used in investing activities	(1.0)	(38.4)	(50.0)
FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit agreements and other short-term notes	(2.6)	3.1	—
Borrowings of long-term debt	—	400.0	450.0
Payments on long-term debt	(37.5)	(393.8)	(530.9)
Payments of debt issuance and debt extinguishment costs	(0.1)	(17.9)	(2.4)
Cash dividends paid	(23.0)	(23.5)	(24.4)
Purchase of common stock for treasury	(51.5)	(52.7)	(92.6)
Purchases of shares under employee stock plans	(5.5)	(4.9)	(7.7)
Proceeds from the exercise of stock options	21.4	7.4	13.3
Excess tax benefits from stock-based compensation	—	0.6	4.9
Contributions from noncontrolling interests	0.8	2.2	2.5
Net cash used in financing activities	(98.0)	(79.5)	(187.3)
Effect of foreign exchange rate changes	7.5	(2.7)	(7.9)
Increase (decrease) in cash and cash equivalents	111.2	175.7	(29.7)
Cash and cash equivalents at beginning of the year	369.8	194.1	223.8
Cash and cash equivalents at end of the year	$481.0	$369.8	$194.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow – continued

	Fiscal Year
(In millions)	2017	2016	2015
OTHER CASH FLOW INFORMATION
Interest paid	$31.5	$33.7	$34.9
Net income taxes paid	23.6	35.4	49.8
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	0.8	1.7	—
Purchase of common stock for treasury not yet paid	—	9.2	—
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 3, 2015	$102.3	$40.1	$852.2	$(49.5)	$(11.6)	$4.5	$938.0
Net earnings			122.8			0.4	123.2
Other comprehensive loss				(6.6)		(1.4)	(8.0)
Shares issued under stock incentive plans, net of forfeitures (721,621 shares)	0.7	(0.7)					—
Shares issued for stock options exercised, net (941,157 shares)	0.9	12.4					13.3
Stock-based compensation expense		18.7					18.7
Income tax benefits from stock incentive plans		5.4					5.4
Cash dividends declared ($0.24 per share)			(24.2)				(24.2)
Issuance of treasury shares (40,016 shares)		—			1.1		1.1
Purchase of common stock for treasury (4,804,665 shares)					(92.6)		(92.6)
Purchases of shares under employee stock plans (276,275 shares)					(7.7)		(7.7)
Capital contribution from noncontrolling interests						2.5	2.5
Balance at January 2, 2016	$103.9	$75.9	$950.8	$(56.1)	$(110.8)	$6.0	$969.7
Net earnings (loss)			87.7			(0.2)	87.5
Other comprehensive loss				(25.0)		(0.4)	(25.4)
Shares issued under stock incentive plans, net of forfeitures (1,200,527 shares)	1.2	(1.3)					(0.1)
Shares issued for stock options exercised, net (530,585 shares)	0.5	6.9					7.4
Stock-based compensation expense		22.8					22.8
Income tax deficiencies from stock incentive plans		(1.0)					(1.0)
Cash dividends declared ($0.24 per share)			(23.4)				(23.4)
Issuance of treasury shares (57,798 shares)		(0.1)			1.2		1.1
Purchase of common stock for treasury (2,838,919 shares)					(61.9)		(61.9)
Purchases of shares under employee stock plans (283,578 shares)					(4.8)		(4.8)
Capital contribution from noncontrolling interests						2.2	2.2
Balance at December 31, 2016	$105.6	$103.2	$1,015.1	$(81.1)	$(176.3)	$7.6	$974.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	$105.6	$103.2	$1,015.1	$(81.1)	$(176.3)	$7.6	$974.1
Net earnings (loss)			0.3			(1.0)	(0.7)
Other comprehensive income				5.9		0.3	6.2
Shares forfeited, net of shares issued under stock incentive plans (488,655 shares)	(0.5)	0.3					(0.2)
Shares issued for stock options exercised, net (1,247,064 shares)	1.3	20.1					21.4
Stock-based compensation expense		25.4					25.4
Cash dividends declared ($0.24 per share)			(23.2)				(23.2)
Issuance of treasury shares (44,480 shares)		0.2			0.9		1.1
Purchase of common stock for treasury (1,639,732 shares)					(42.3)		(42.3)
Purchases of shares under employee stock plans (227,464 shares)					(5.3)		(5.3)
Capital contribution from noncontrolling interests						0.8	0.8
Incremental investment in joint venture						(2.1)	(2.1)
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended December 30, 2017, December 31, 2016 and January 2, 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear, industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Principles of Consolidation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2017, 2016 and 2015 all had 52 weeks.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $107.1 million, $121.5 million and $137.2 million for fiscal years 2017, 2016 and 2015, respectively. Prepaid advertising totaled $2.8 million and $4.0 million as of December 30, 2017 and December 31, 2016, respectively.
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
Inventories
The Company values its inventory at the lower of cost or market. Cost is determined by the LIFO method for certain domestic finished goods inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. See Note 17 to the consolidated financial statements for information related to long-lived assets that were determined to be impaired.
Environmental
Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred. Liabilities related to estimated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies.
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 11 to the consolidated financial statements for additional information. The Company has elected to measure its defined benefit plan assets and obligations as of December 31 of each year, regardless of the Company's actual fiscal year end date, which is the Saturday nearest to December 31.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2017, 2016 and 2015.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) that have been adopted by the Company during fiscal 2017. The following is a summary of the effect of adoption of these new standards.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2015-11, Simplifying the Measurement of Inventory	Requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out.	The adoption of the new standard in fiscal 2017 did not have, nor does the Company believe it will have, a material impact on the accounting for its inventory.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

The adoption of the new standard in fiscal 2017 did not have a material impact on the Company’s results of operations and cash flows.
ASU 2017-01, Clarifying the Definition of a Business
Clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

The adoption of the new standard in fiscal 2017 did not have a material impact on the Company’s results of operations and cash flows.
The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of the planned adoption period and anticipated impact of adopting these new standards.

Standard	Description	Planned Period of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2017-13, and 2017-14)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
Q1 2018
The Company has finalized its assessment of the update, which outlines a single, comprehensive model for accounting for revenue from contracts with customers. The Company's review indicated no cumulative-effect adjustment was required, indicating no impact on the Company's consolidated financial statements, except for enhanced disclosures upon adoption beginning in the first quarter of fiscal 2018.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements.
		Q1 2018	The adoption of the new standard will not have a material impact on the Company's consolidated financial statements.
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
Q1 2018
The adoption of the new standard will require the Company to present the non-service pension costs as a component of expense below operating profit. The adoption, which will be applied retrospectively, will not have any impact on consolidated net income, financial position or cash flows.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2017	2016	2015
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$0.3	$87.7	$122.8
Adjustment for earnings allocated to nonvested restricted common stock	—	(2.1)	(2.8)
Net earnings used to calculate basic earnings per share	0.3	85.6	120.0
Adjustment for earnings (loss) reallocated to nonvested restricted common stock	(0.2)	0.1	0.1
Net earnings used to calculate diluted earnings per share	$0.1	$85.7	$120.1
Denominator:
Weighted average shares outstanding	96.4	99.0	102.0
Adjustment for nonvested restricted common stock	(2.7)	(3.7)	(3.4)
Shares used to calculate basic earnings per share	93.7	95.3	98.6
Effect of dilutive stock options	1.7	0.9	1.4
Shares used to calculate diluted earnings per share	95.4	96.2	100.0
Net earnings per share:
Basic	$—	$0.90	$1.22
Diluted	$—	$0.89	$1.20
Options granted to purchase 1,753,869, 3,100,328 and 2,264,711 shares in fiscal years 2017, 2016 and 2015, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 30, 2017 or December 31, 2016. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
On August 8, 2016, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to $300.0 million in common stock over a four-year period, although the annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement. The Company repurchased $42.3 million, $61.9 million and $92.6 million of Company common stock in fiscal years 2017, 2016 and 2015, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $5.5 million, $4.9 million and $7.7 million of shares in fiscal years 2017, 2016 and 2015, respectively, in connection with employee transactions related to stock incentive plans.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes during fiscal years 2017 and 2016 in the carrying amount of goodwill and indefinite-lived intangibles, which comprises trademarks and trade names, is as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at January 2, 2016	$429.1	$685.4	$1,114.5
Purchase of intangibles	—	0.2	0.2
Impairment	—	(7.1)	(7.1)
Sale of a business	(2.3)	—	(2.3)
Foreign currency translation effects	(2.5)	—	(2.5)
Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Impairment	—	(68.6)	(68.6)
Sale of a business	—	(5.4)	(5.4)
Foreign currency translation effects	5.5	—	5.5
Balance at December 30, 2017	$429.8	$604.5	$1,034.3

In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recognized a $68.6 million impairment charge for the Sperry® trade name. In the fourth quarter of fiscal 2016, as a result of its annual impairment testing, the Company recorded a $7.1 million impairment charge for the Stride Rite® trade name. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand, which is estimated to improve the future profitability of the business and reduce the risk of future non-cash impairments. If the operating results for Sperry® were to decline in future periods, the Company may need to record an additional non-cash impairment charge. The carrying value of the Company’s Stride Rite® and Sperry® trade name indefinite-lived intangible assets was $7.9 million and $518.2 million, respectively, as of December 30, 2017.
In the second quarter of fiscal 2015, the Company recorded a $2.6 million impairment charge for the Cushe® trade name, due to the decision to wind-down operations of the Cushe® brand.
In the third quarter of fiscal 2017, the Company sold the intangible assets related to its Sebago® brand from the Outdoor & Lifestyle Group operating segment. See Note 18 for additional information. During fiscal 2016, the Company sold a non-core business within the Multi-Brand Group operating segment, which included an allocation of goodwill for the brand.
The Company did not recognize any impairment charges during fiscal years 2017, 2016 or 2015 for goodwill, as the annual impairment testing indicated that all reporting unit goodwill fair values exceeded their respective carrying values.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying value and accumulated amortization for these amortizable intangibles is as follows:

	December 30, 2017
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	15	$100.5	$26.6	$73.9
Other	3	13.5	10.4	3.1
Total		$114.0	$37.0	$77.0

	December 31, 2016
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	16	$100.5	$21.6	$78.9
Licensing arrangements	1	28.8	27.6	1.2
Developed product technology	1	14.9	12.7	2.2
Other	3	11.4	9.9	1.5
Total		$155.6	$71.8	$83.8
Amortization expense for these amortizable intangible assets was $9.4 million, $14.0 million and $15.6 million for fiscal years 2017, 2016 and 2015, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 30, 2017 is as follows:

(In millions)	2018	2019	2020	2021	2022
Amortization expense	$6.1	$5.9	$5.6	$5.4	$5.1

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2018. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Fiscal Year
(In millions)	2017	2016	2015
Accounts receivable sold	$558.3	$614.9	$657.4
Fees charged	2.1	1.7	1.4
The fees are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows. This program reduced the Company's accounts receivable by $70.1 million and $81.1 million as of December 30, 2017 and December 31, 2016, respectively.

6.	INVENTORIES
The Company used the LIFO method to value inventories of $53.2 million at December 30, 2017 and $66.2 million at December 31, 2016. During fiscal 2017, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by $6.0 million. If the FIFO method had been used, inventories would have been $16.4 million and $22.4 million higher than reported at December 30, 2017 and December 31, 2016, respectively.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	December 30, 2017	December 31, 2016
Term Loan A, due July 13, 2020	$538.1	$575.6
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	0.5	2.9
Capital lease obligation	0.5	0.5
Unamortized debt issuance costs	(6.5)	(8.3)
Total debt	$782.6	$820.7
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on July 13, 2020. The scheduled principal payments due over the next 12 months total $37.5 million as of December 30, 2017 and are recorded as current maturities of long-term debt on the consolidated balance sheet.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million and $2.6 million as of December 30, 2017 and December 31, 2016, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.

The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At December 30, 2017, Term Loan A had a weighted-average interest rate of 3.39%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of December 30, 2017, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $0.5 million and $1.8 million as of December 30, 2017 and December 31, 2016, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $2.8 million, $3.1 million and $3.7 million in fiscal years 2017, 2016 and 2015, respectively.
Annual maturities of debt, including capital leases, for the fiscal years subsequent to December 30, 2017 are as follows:

(In millions)	2018	2019	2020	2021	2022	Thereafter
Annual maturities of debt	$38.0	$60.2	$440.7	$0.2	$—	$250.0

8.	PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES
Property, plant and equipment consisted of the following:

(In millions)	December 30, 2017	December 31, 2016
Land	$4.0	$4.1
Buildings and improvements	103.5	125.1
Machinery and equipment	171.0	189.6
Software	112.6	115.2
Gross cost	391.1	434.0
Less: accumulated depreciation	254.4	287.9
Property, plant and equipment, net	$136.7	$146.1
Depreciation expense was $27.8 million, $29.5 million and $33.1 million for fiscal years 2017, 2016 and 2015, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2035. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $39.9 million, $55.5 million and $54.8 million in fiscal years 2017, 2016 and 2015, respectively. The Company recognized sublease income of $1.9 million and $0.9 million in fiscal years 2017 and 2016, respectively. As of December 30, 2017, the Company is due $19.1 million in future rentals under noncancelable subleases.
Minimum rental payments due and minimum sublease rentals to be received under all noncancelable operating leases for the fiscal years subsequent to December 30, 2017 are as follows:

(In millions)	2018	2019	2020	2021	2022	Thereafter
Minimum rental payments	$31.2	$30.2	$26.8	$25.1	$23.3	$120.8

9.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 356 days, as of December 30, 2017 and December 31, 2016. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on July 13, 2020. This agreement, which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as cash flow hedge of the debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss) ("AOCI"), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in AOCI. All other changes in fair value are recorded in interest expense.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 30, 2017	December 31, 2016
Foreign exchange contracts:
Hedge contracts	$162.7	$169.2
Non-hedge contracts	—	2.1
Interest rate swap	446.9	496.0
Cross currency swap	106.4	—
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 30, 2017	December 31, 2016
Financial assets:
Foreign exchange contracts - hedge	$0.3	$6.6
Interest rate swap	—	0.1
Financial liabilities:
Foreign exchange contracts - hedge	$(5.0)	$(0.3)
Interest rate swap	(0.3)	(5.3)
Cross currency swap	(13.8)	—

Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the fiscal years ending December 30, 2017, December 31, 2016 and January 2, 2016. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. The Company's interest rate swaps have remained effective since inception throughout fiscal years ending December 30, 2017, December 31, 2016 and January 2, 2016
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. The Company's cross currency swap has remained effective since inception throughout fiscal year ending December 30, 2017.

10.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $25.4 million, $22.8 million and $18.7 million and related income tax benefits of $8.6 million, $7.9 million and $6.1 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2017, 2016 and 2015, respectively. The Company generally grants restricted stock or units (“Restricted Awards”), performance-based restricted stock or units (“Performance Awards”) and stock options under its stock-based compensation plans.
As of December 30, 2017, the Company had 2,673,893 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016 ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to four-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. With regard to acceleration of vesting upon retirement, employees of eligible retirement age are vested in accordance with plan provisions and applicable stock option and restricted stock agreements. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.
The Board of Directors awards an annual grant of Performance Awards to certain plan participants. The number of Performance Awards that will be earned (and eligible to vest) during the performance period will depend on the Company’s level of success in achieving two specifically identified performance targets. Any portion of the Performance Awards that are not earned by the end of the three-year measurement period will be forfeited. The final determination of the number of Performance Awards to be issued in respect to an award is determined by the Compensation Committee of the Company’s Board of Directors.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $5.50, $3.36 and $6.35 per share for fiscal years 2017, 2016 and 2015, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2017	2016	2015
Expected market price volatility (1)	29.3%	27.2%	28.8%
Risk-free interest rate (2)	1.7%	1.0%	1.3%
Dividend yield (3)	1.0%	1.4%	0.9%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 3, 2015	6,397,993	$18.36	6.2	$68.3
Granted	1,366,137	28.22
Exercised	(1,003,896)	14.63
Cancelled	(387,840)	26.93
Outstanding at January 2, 2016	6,372,394	$20.54	6.1	$8.6
Granted	2,445,573	16.88
Exercised	(562,610)	14.41
Cancelled	(761,695)	23.03
Outstanding at December 31, 2016	7,493,662	$19.55	6.4	$28.7
Granted	93,274	23.85
Exercised	(1,267,269)	17.15
Cancelled	(230,003)	21.37
Outstanding at December 30, 2017	6,089,664	$20.05	5.8	$72.1
Nonvested at December 30, 2017	(1,439,221)
Exercisable at December 30, 2017	4,650,443	$20.47	5.1	$53.1
The total pretax intrinsic value of stock options exercised during fiscal years 2017, 2016 and 2015 was $12.5 million, $4.0 million and $14.5 million, respectively. As of December 30, 2017, there was $1.8 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2016 and January 2, 2016, there was $4.8 million and $4.6 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.4 years and 1.2 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of December 30, 2017, based on the Company’s closing stock price of $31.88 per share, was 4,563,527 and the weighted-average exercise price was $20.26 per share. As of December 31, 2016, 3,546,676 outstanding options were exercisable and in-the-money and the weighted-average exercise price was $16.81 per share.

Restricted Awards and Performance Awards
A summary of the nonvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 3, 2015	1,727,182	$22.44	1,490,770	$23.30
Granted	677,113	27.26	732,124	28.62
Vested	(398,582)	18.99	(311,343)	20.47
Forfeited	(279,074)	25.90	(405,432)	24.76
Nonvested at January 2, 2016	1,726,639	$24.57	1,506,119	$26.08
Granted	1,050,758	16.89	1,008,228	16.71
Vested	(443,380)	22.10	(316,454)	23.54
Forfeited	(386,639)	23.27	(467,007)	23.22
Nonvested at December 31, 2016	1,947,378	$21.24	1,730,886	$21.86
Granted	762,078	23.06	511,722	25.14
Vested	(445,939)	22.03	(173,894)	27.01
Forfeited	(238,445)	21.66	(378,046)	25.04
Nonvested at December 30, 2017	2,025,072	$21.70	1,690,668	$21.54
As of December 30, 2017, there was $18.3 million of unrecognized compensation expense related to nonvested Restricted Awards which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Restricted Awards vested during the year ended December 30, 2017 was $10.6 million. As of December 31, 2016, there was $16.6 million of unrecognized compensation expense related to nonvested Restricted Awards which was expected to be recognized over a weighted-average period of 2.1 years. The total fair value of Restricted Awards vested during the year ended December 31, 2016 was $7.7 million. As of January 2, 2016, there was $17.2 million of unrecognized compensation expense related to nonvested Restricted Awards which was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Awards vested during the year ended January 2, 2016 was $11.1 million.
As of December 30, 2017, there was $16.9 million of unrecognized compensation expense related to nonvested Performance Awards which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Performance Awards vested during the year ended December 30, 2017 was $4.0 million. As of December 31, 2016, there was $8.2 million of unrecognized compensation expense related to nonvested Performance Awards which was expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Performance Awards vested during the year ended December 31, 2016 was $5.2 million. As of January 2, 2016, there was $4.5 million of unrecognized compensation expense related to nonvested Performance Awards which was expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Performance Awards vested during the year ended January 2, 2016 was $8.7 million.

11.	RETIREMENT PLANS
The Company has three non-contributory, defined benefit pension plans that provide retirement benefits to less than half of its domestic employees. The Company’s principal defined benefit pension plan, which is closed to new participants, provides benefits based on the employee’s years of service and final average earnings. The Company’s second plan provides benefits at a fixed rate per year of service for certain employees under a collective bargaining arrangement. The Company’s third non-contributory defined benefit pension plan is closed to new participants and no longer accrues future benefits.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time that generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $60.7 million at December 30, 2017 and $56.6 million at December 31, 2016 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.

The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its contributions to the defined contribution plans of $4.2 million, $4.0 million and $4.6 million in fiscal years 2017, 2016 and 2015, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.0 million, $1.1 million and $1.5 million in fiscal years 2017, 2016 and 2015, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.1 million at December 30, 2017 and $1.1 million at December 31, 2016 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2017 and 2016:

	Fiscal Year
(In millions)	2017	2016
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$417.5	$392.8
Service cost pertaining to benefits earned during the year	7.2	6.5
Interest cost on projected benefit obligations	17.7	19.1
Actuarial losses	30.5	31.0
Benefits paid to plan participants	(27.2)	(24.7)
Curtailment	(2.3)	—
Settlement	—	(7.2)
Projected benefit obligations at end of the year	$443.4	$417.5
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$271.9	$280.8
Actual return on plan assets	41.0	19.1
Company contributions - pension	11.3	1.5
Company contributions - SERP	2.6	2.4
Benefits paid to plan participants	(27.2)	(24.7)
Settlement	—	(7.2)
Fair value of pension assets at end of the year	$299.6	$271.9
Funded status	$(143.8)	$(145.6)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2.1	$1.2
Current liabilities	(3.7)	(3.7)
Non-current liabilities	(142.2)	(143.1)
Net amount recognized	$(143.8)	$(145.6)
Funded status of pension plans and SERP (supplemental):
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	54.0	50.1
Net funded status of pension plans and SERP (supplemental)	$(89.8)	$(95.5)
Unrecognized net actuarial loss recognized in AOCI was $42.6 million and $45.3 million, and amounts net of tax were $28.6 million and $30.4 million, as of December 30, 2017 and December 31, 2016, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $422.0 million at December 30, 2017 and $396.3 million at December 31, 2016.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2017	2016	2015
Service cost pertaining to benefits earned during the year	$7.2	$6.5	$9.0
Interest cost on projected benefit obligations	17.7	19.1	18.5
Expected return on pension assets	(19.8)	(20.1)	(20.5)
Net amortization loss	9.8	5.0	20.9
Settlement gain	—	(0.1)	—
Net pension expense	$14.9	$10.4	$27.9
Less: SERP expense	5.5	5.8	7.8
Qualified defined benefit pension plans expense	$9.4	$4.6	$20.1
The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2018 is $3.3 million.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2017	2016
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	3.80%	4.35%
Rate of compensation increase - pension	3.92%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	4.35%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.25%
Rate of compensation increase - pension	3.97%	4.85%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 30, 2017 were 58% in equity securities, 37% in fixed income securities and 5% in real estate investments. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 30, 2017
(In millions)	Level 1	Level 2	Level 3	Other[1]	Total
Equity securities	$—	$—	$—	$173.4	$173.4	57.9%
Fixed income securities	—	—	—	109.1	109.1	36.4%
Real estate investments	—	—	—	15.8	15.8	5.3%
Other	—	—	1.3	—	1.3	0.4%
Fair value of plan assets	$—	$—	$1.3	$298.3	$299.6	100.0%

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Other[1]	Total
Equity securities	$—	$—	$—	$161.0	$161.0	59.2%
Fixed income securities	—	—	0.3	95.4	95.7	35.2%
Real estate investments	—	—	—	14.5	14.5	5.3%
Other	—	—	0.7	—	0.7	0.3%
Fair value of plan assets	$—	$—	$1.0	$270.9	$271.9	100.0%

[1]
In accordance with ASC 820, Fair Value Measurement, certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.

The Company expects to contribute approximately $1.7 million to its qualified defined benefit pension plans and $3.7 million to the SERP in fiscal 2018.
Expected benefit payments for the fiscal years subsequent to December 30, 2017 are as follows:

(In millions)	2018	2019	2020	2021	2022	2023-2027
Expected benefit payments	$20.6	$21.0	$21.4	$21.9	$22.2	$118.6

12.	INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2017	2016	2015
United States	$(78.2)	$54.7	$102.1
Foreign	67.6	55.8	62.5
Earnings (loss) before income taxes	$(10.6)	$110.5	$164.6
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2017	2016	2015
Current expense:
Federal	$48.1	$16.0	$48.9
State	1.9	1.4	5.2
Foreign	14.0	11.3	11.6
Deferred expense (credit):
Federal	(72.0)	(6.9)	(22.0)
State	(0.2)	(0.3)	(1.9)
Foreign	(1.7)	1.5	(0.4)
Income tax provision	$(9.9)	$23.0	$41.4

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2017	2016	2015
Income taxes at U.S. statutory rate (35%)	$(3.7)	$38.7	$57.6
State income taxes, net of federal income tax	(4.2)	(6.1)	1.8
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	(3.5)	(0.4)	(0.4)
Other	(0.3)	0.2	(1.9)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(17.3)	(17.3)	(18.1)
Other	3.5	3.3	0.2
Adjustments for uncertain tax positions	0.4	0.2	0.1
Change in valuation allowance	3.0	2.0	(1.3)
Change in state tax rates	0.1	(0.1)	(0.7)
Transition tax due to TCJA	58.1	—	—
Remeasurement of U.S. deferred taxes due to TCJA	(52.5)	—	—
Deferred tax on future cash dividends	3.0	—	—
Non-deductible expenses	(0.6)	1.9	3.5
Other	4.1	0.6	0.6
Income tax provision	$(9.9)	$23.0	$41.4
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 30, 2017	December 31, 2016
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5.9	$17.2
Deferred compensation accruals	8.9	9.0
Accrued pension expense	33.9	53.7
Stock-based compensation	16.7	22.6
Net operating loss and foreign tax credit carryforwards	15.1	9.7
Book over tax depreciation and amortization	—	2.0
Tenant lease expenses	3.2	5.0
Environmental reserve	7.9	—
Other	10.4	9.3
Total gross deferred income tax assets	102.0	128.5
Less valuation allowance	(14.5)	(11.5)
Net deferred income tax assets	87.5	117.0
Deferred income tax liabilities:
Intangible assets	(155.3)	(270.5)
Tax over book depreciation and amortization	(6.3)	—
Other	(5.8)	(5.2)
Total deferred income tax liabilities	(167.4)	(275.7)
Net deferred income tax liabilities	$(79.9)	$(158.7)
The valuation allowance for deferred income tax assets as of December 30, 2017 and December 31, 2016 was $14.5 million and $11.5 million, respectively. The net increase in the total valuation allowance for fiscal years 2017 and 2016 was $3.0 million and $2.0 million, respectively. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance was comprised of an increase against the state deferred tax assets of $1.1 million and an increase related to state net operating loss carryforward of $2.9 million, a decrease related to an audit adjustment of a foreign net operating loss of $1.3 million and a net increase relating to the foreign net operating losses and foreign tax credits of $0.3 million.
At December 30, 2017, the Company had foreign net operating loss carryforwards of $33.9 million, which have expirations ranging from 2019 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. state net operating loss carryforwards of $99.8 million, which have expirations ranging from 2018 to 2037 during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.6 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2017	2016
Beginning balance	$8.9	$8.7
Increases related to current year tax positions	1.8	1.4
Decreases related to prior year positions	(1.1)	(1.0)
Decrease due to lapse of statute	(0.3)	(0.2)
Ending balance	$9.3	$8.9
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $8.5 million as of December 30, 2017 and $7.8 million as of December 31, 2016. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.7 million as of December 30, 2017 and $2.9 million as of December 31, 2016.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be material to the consolidated financial statements. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.
On December 22, 2017, the TCJA was enacted which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded income tax expense of $5.6 million during the fourth quarter of 2017. This amount, which is included in the income tax expense (benefit) line item in the consolidated statements of operations, consists of two components: (i) a $58.1 million expense relating to the estimated one-time mandatory transition tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company to be paid over eight years, and (ii) a $52.5 million benefit resulting from the remeasurement of the Company’s deferred tax assets and liabilities in the U.S. based on the new lower corporate income tax rate.
As a result of the TCJA, the Company now intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $3.0 million.
The amounts recorded due to the enactment of the TCJA are the Company's best estimate based on the current information and guidance available at this time, and represent provisional estimates of the transition tax, remeasurement of deferred tax accounts and deferred tax liability on future dividends associated with the TCJA, and as allowed under SAB 118, will be finalized in 2018.
The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of foreign unremitted earnings of $259.0 million at December 30, 2017. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

13.	ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in accumulated other comprehensive income (loss) during fiscal years 2017 and 2016 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of January 2, 2016	$(47.3)	$4.0		$(12.8)		$(56.1)
Other comprehensive income (loss) before reclassifications (1)	(6.2)	3.5		(20.8)		(23.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.4)	(2)	4.9	(3)	(1.5)
Income tax (expense) benefit	—	1.7		(1.7)		—
Net reclassifications	—	(4.7)		3.2		(1.5)
Net current-period other comprehensive income (loss) (1)	(6.2)	(1.2)		(17.6)		(25.0)
Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	20.8	(16.0)		(4.5)		0.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	(2)	9.8	(3)	9.4
Income tax (expense) benefit	—	(0.3)		(3.5)		(3.8)
Net reclassifications	—	(0.7)		6.3		5.6
Net current-period other comprehensive income (loss) (1)	20.8	(16.7)		1.8		5.9
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

14.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 30, 2017	December 31, 2016
Financial assets:
Derivatives	$0.3	$6.7
Financial liabilities:
Derivatives	$(19.1)	$(5.6)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross currency swap is determined using the current forward rates and changes in the spot rate.

Nonrecurring Fair Value Measurements
The following is a summary of assets and impairments that were measured at fair value on a nonrecurring basis.

	Fiscal 2017		Fiscal 2016
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property and equipment	$0.2	$11.0	$0.7	$12.4
Indefinite-lived intangibles	518.2	68.6	7.9	7.1
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

(In millions)	December 30, 2017	December 31, 2016
Carrying value	$782.1	$820.2
Fair value	802.5	827.6
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

15.	LITIGATION AND CONTINGENCIES
Litigation
The Company operated a leather tannery in Rockford, Michigan from the early 1900’s through 2009 (the “Tannery”). The Company also owns a parcel on House Street in Plainfield township that the Company used for the disposal of Tannery byproducts until about 1970 (the "House Street Site"). Beginning in the late 1950s, the Company used 3M Company’s Scotchgard™ in its processing of certain leathers at the Tannery. Until 2002 when 3M changed its Scotchgard™ formula, Tannery byproducts disposed of by the Company at the House Street Site and other locations may have contained PFOA and/or PFOS, two chemicals in the family of compounds known as per- and polyfluoroalkyl substances (together, “PFAS”). PFOA and PFOS help provide non-stick, stain-resistant, and water-resistant qualities, and were used for many decades in commercial products like firefighting foams and metal plating, and in common consumer items like food wrappers, microwave popcorn bags, pizza boxes, Teflon™, carpets, and Scotchgard™.
The United States Centers for Disease Control and Prevention has concluded that studies of the health effects of PFOA and PFOS are “inconsistent and inconclusive,” but in May 2016 the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion ("ppt") combined for PFOA and PFOS. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. On January 9, 2018, the Michigan Department of Environmental Quality (“MDEQ”) announced it developed a drinking water criterion of 70 ppt combined for PFOA and PFOS, which sets an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. This combined criterion took effect January 10, 2018.
The Company has been served with two regulatory actions including a civil action filed by the MDEQ under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with lawsuits from individuals and a putative class.
Regulatory Actions of EPA and MDEQ
On January 10, 2018, the MDEQ filed a civil action against the Company under the federal RCRA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties, has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS.

The MDEQ Action seeks to require the Company to investigate the location and extent of PFAS in the environment, develop and implement plans for the continued sampling and analysis of impacts to drinking water wells from PFAS released or disposed of by the Company, and provide alternative drinking water supplies to homes impacted by PFAS for which the Company is allegedly responsible. The MDEQ Action further seeks to require the Company to connect users of drinking water wells to municipal drinking water supplies to address allegedly unacceptable risks posed by a release or threat of release of PFAS attributable to the Company. The Company is working with the MDEQ to analyze the House Street Site and test nearby residential drinking water wells and coordinate communications to impacted homeowners. The Company’s current remediation efforts have included amongst other items, providing alternate drinking water to impacted homes, including bottled water and water filtration systems.
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “EPA Order” or “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a). The effective date of the Order was February 1, 2018. The Order pertains to the Company's Tannery site and House Street Site and directs the Company to conduct specified removal actions to abate actual or threatened release of hazardous substances at or from the sites. The Order requires the Company to submit to the EPA, within 60 days after the effective date, a draft removal work plan for performing the removal actions. The Company expects to submit its draft removal work plan in early April of 2018. The Order requires other submittals as well, including a Sampling and Analysis Plan, Health and Safety Plan, Quality Assurance Project Plan, monthly progress reports and other technical reports. On February 1, 2018, the Company filed its Notice of Intent to Comply with the EPA Order, which outlined the Company’s position on the aspects of the proposed Order. In its response, the Company has agreed to comply with the terms of the Order, but has identified inaccuracies and shortcomings in the Order that challenge the legal basis for the Order.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.
Individual Litigation Actions
Individual lawsuits as well as a putative class action lawsuit have been filed against the Company that raise a variety of claims, including related to property, remediation, and human health effects. Assessing potential liability with respect to the putative class action and individual lawsuits at this time, however, is difficult. The putative class action and individual lawsuits were only recently filed and there is minimal direct and relevant precedent for these types of claims related to PFAS. In addition, the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the class action and individual actions are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment and intellectual property. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is management’s opinion that the outcome of these items are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Liabilities
As of December 30, 2017, the Company has reserved $31.1 million for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. Of this reserve, $12.5 million of the reserve is expected to be paid in fiscal 2018 and is recorded in other accrued liabilities with the remaining $18.6 million recorded in other liabilities expected to be paid over the course of thirty years. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company expects that it will pay the amounts accrued over the periods of remediation for the applicable sites, currently ranging up to 30 years.
The Company's remediation activity at its former tannery site and other sites where the Company disposed of tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 30, 2017 are as follows:

(In millions)	2018	2019	2020	2021	2022	Thereafter
Minimum royalties	$1.4	$1.5	$1.5	$—	$—	$—
Minimum advertising	2.9	3.0	3.1	3.2	3.3	6.9
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.3 million, $2.0 million and $2.0 million for fiscal years 2017, 2016 and 2015, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales. In accordance with these agreements, the Company incurred advertising expense of $3.2 million, $3.2 million and $3.3 million for fiscal years 2017, 2016 and 2015, respectively.

16.	BUSINESS SEGMENTS
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

•
Wolverine Multi-Brand Group, consisting of the Company’s Children’s footwear business and the Company's multi-brand consumer-direct businesses. The Children’s footwear business includes Stride Rite®, as well as children’s footwear offerings from Saucony®, Sperry®, Keds® , Merrell® and Hush Puppies®.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, impairment of intangible assets, organizational transformation costs and environmental and other related costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.
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

	Fiscal Year
(In millions)	2017	2016	2015
Revenue:
Wolverine Outdoor & Lifestyle Group	$947.1	$890.6	$957.5
Wolverine Boston Group	833.8	889.4	942.8
Wolverine Heritage Group	327.9	347.0	370.5
Wolverine Multi-Brand Group	166.9	304.3	351.2
Other	74.3	63.3	69.6
Total	$2,350.0	$2,494.6	$2,691.6
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$193.2	$166.8	$197.7
Wolverine Boston Group	139.1	121.7	132.9
Wolverine Heritage Group	53.3	50.8	54.6
Wolverine Multi-Brand Group	10.5	4.8	5.2
Other	6.4	5.5	5.6
Corporate	(378.6)	(189.7)	(194.9)
Total	$23.9	$159.9	$201.1
Depreciation and amortization expense:
Wolverine Outdoor & Lifestyle Group	$2.4	$3.0	$3.4
Wolverine Boston Group	3.2	4.1	4.2
Wolverine Heritage Group	0.5	0.5	0.5
Wolverine Multi-Brand Group	3.1	4.5	6.3
Other	0.9	1.5	1.5
Corporate	27.1	29.9	32.8
Total	$37.2	$43.5	$48.7
Capital expenditures:
Wolverine Outdoor & Lifestyle Group	$0.5	$3.3	$4.7
Wolverine Boston Group	1.6	4.7	8.3
Wolverine Heritage Group	—	0.5	0.4
Wolverine Multi-Brand Group	0.7	2.5	7.2
Other	1.1	1.5	0.9
Corporate	28.5	42.8	24.9
Total	$32.4	$55.3	$46.4

(In millions)	December 30, 2017	December 31, 2016
Total assets:
Wolverine Outdoor & Lifestyle Group	$420.4	$391.8
Wolverine Boston Group	1,176.9	1,273.5
Wolverine Heritage Group	136.7	157.8
Wolverine Multi-Brand Group	81.5	140.8
Other	28.7	33.7
Corporate	554.8	434.1
Total	$2,399.0	$2,431.7
Goodwill:
Wolverine Outdoor & Lifestyle Group	$128.8	$126.6
Wolverine Boston Group	260.8	257.5
Wolverine Heritage Group	16.5	16.5
Wolverine Multi-Brand Group	23.7	23.7
Total	$429.8	$424.3
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2017	2016	2015
United States	$1,608.7	$1,791.5	$1,948.9
Foreign:
Europe, Middle East and Africa	322.4	323.9	345.3
Canada	121.2	120.5	141.2
Other	297.7	258.7	256.2
Total from foreign territories	741.3	703.1	742.7
Total revenue	$2,350.0	$2,494.6	$2,691.6
The location of the Company’s tangible long-lived assets, which is comprised of property, plant and equipment, is as follows:

(In millions)	December 30, 2017	December 31, 2016	January 3, 2015
United States	$122.4	$131.4	$117.7
Foreign countries	14.3	14.7	13.9
Total	$136.7	$146.1	$131.6
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2017, the Company sourced approximately 99% of its footwear products from third-party suppliers located primarily in the Asia Pacific region. For fiscal 2017, the remainder was produced at a Company-owned manufacturing facility in the U.S., which was sold during the fourth quarter of fiscal 2017. All apparel and accessories are sourced from third-party suppliers. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

17.	RESTRUCTURING ACTIVITIES
2017 Plan
Beginning in the second quarter of fiscal 2017, the Company implemented certain organizational changes and initiated the sale of certain assets and a change to the distribution model for certain brands (the “2017 Plan”). See Note 18 for additional information on the divestitures and distribution model changes. The Company completed the 2017 Plan during the fourth quarter of fiscal 2017. The Company expects annual pretax benefits of approximately $11.0 million as a result of the 2017 Plan. Costs incurred related to the 2017 Plan have been recorded within the Corporate category. The cumulative costs incurred is $11.3 million, with

$1.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $9.8 million recorded in the restructuring and other related costs line item as a component of operating expenses.
The following is a summary of the activity during fiscal 2017, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$—	$—	$—	$—
Restructuring costs	7.6	1.6	2.1	11.3
Amounts paid	(4.3)	—	(0.3)	(4.6)
Charges against assets	—	(1.6)	(1.8)	(3.4)
Balance at December 30, 2017	$3.3	$—	$—	$3.3
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which resulted in the closure of certain retail stores. The Company closed 266 retail stores in connection with the 2016 Plan, which was completed during the fourth quarter of fiscal 2017. The Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $75.1 million, with $10.2 million recorded in the restructuring costs line item as a component of cost of goods sold, and $64.9 million recorded in the restructuring and other related costs line item as a component of operating expenses.
The following is a summary of the activity during fiscal 2017 and 2016, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$—	$—	$—	$—
Restructuring costs	0.8	—	5.0	5.8
Amounts paid	—	—	(1.1)	(1.1)
Charges against assets	—	—	(2.7)	(2.7)
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	3.5	9.4	56.4	69.3
Amounts paid	(4.0)	—	(52.3)	(56.3)
Charges against assets	—	(9.4)	(3.9)	(13.3)
Balance at December 30, 2017	$0.3	$—	$1.4	$1.7
2014 Plan
On July 9, 2014, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2014 Plan”). As a part of the 2014 Plan, the Company closed 136 retail stores, consolidated certain consumer-direct support functions and implemented certain other organizational changes. The Company completed the 2014 Plan during the first quarter of fiscal 2016. Costs incurred related to the 2014 Plan have been recorded within the Corporate category. The cumulative costs incurred is $48.8 million, with $6.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $42.3 million recorded in the restructuring and other related costs line item as a component of operating expenses.

The following is a summary of the activity during fiscal 2017, 2016 and 2015, with respect to a reserve established by the Company in connection with the 2014 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 3, 2015	$1.0	$—	$6.5	$7.5
Restructuring costs	2.9	5.4	9.0	17.3
Amounts paid	(1.8)	—	(7.2)	(9.0)
Charges against assets	—	(5.4)	(1.8)	(7.2)
Balance at January 2, 2016	$2.1	$—	$6.5	$8.6
Restructuring costs	1.2	0.2	9.6	11.0
Amounts paid	(3.3)	—	(7.5)	(10.8)
Charges against assets	—	(0.2)	(6.9)	(7.1)
Balance at December 31, 2016	$—	$—	$1.7	$1.7
Restructuring cost adjustment	—	—	(0.7)	(0.7)
Amounts paid	—	—	(1.0)	(1.0)
Balance at December 30, 2017	$—	$—	$—	$—
Other Restructuring Activities
During fiscal 2017 and fiscal 2016, the Company recorded restructuring costs of $2.0 million and $13.9 million, respectively, in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and other related costs line item as a component of operating expenses.
During the fourth quarter of fiscal 2017, the Company recorded impairment costs of $68.6 million, related to indefinite-lived intangibles of its Sperry® brand. The Company recorded these costs within its Corporate category in the impairment of intangible assets line item as a component of operating expenses in the consolidated statements of operations.
During the fourth quarters of fiscal 2016 and 2015, the Company recorded impairment costs of $7.1 million and $2.5 million, respectively, related to indefinite-lived intangibles of its Stride Rite® brand. The Company recorded these costs within its Corporate category in the impairment of intangible assets line item as a component of operating expenses in the consolidated statements of operations.
The Company recorded impairment charges of $12.2 million and $11.6 million during fiscal 2016 and 2015, respectively, related to certain retail store assets where the estimated future cash flows did not support the net book value of the store assets. These costs were recorded within its corporate category in the restructuring and other related costs line item as a component of operating expenses in the consolidated statements of operations.
During fiscal 2015, the Company recorded of $4.2 million of costs related to its decision to wind-down operations of its Cushe® brand. These costs included $2.6 million related to indefinite-lived intangibles and $1.6 million in other restructuring costs. The Company recorded these costs within its Corporate category in the impairment of intangible assets and restructuring and other related costs, respectively, line items as a component of operating expenses in the consolidated statements of operations and comprehensive income. During fiscal 2016, the Company recorded additional restructuring costs of $0.3 million related to the Cushe® brand.
During fiscal 2015, the Company recorded restructuring costs of $2.0 million related to its international operations within its corporate category included in the restructuring and other related costs line item as a component of operating expenses in the consolidated statements of operations.

18.	DIVESTITURES
In the third quarter of fiscal 2017, the Company entered into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The Company received cash and other consideration of $16.9 million for the sale of these assets and liabilities and recognized a gain of $0.2 million, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations and comprehensive income. The assets and liabilities sold, which were included in the Wolverine Multi-Brand Group, are as follows:

(In millions)	Book Value
Inventory	$17.1
Prepaid expenses and other current assets	1.4
Other accrued liabilities	(1.8)
Total assets and liabilities sold	$16.7

In the third quarter of fiscal 2017, the Company sold certain intangible and other assets related to the Sebago® brand. As part of this agreement, the buyer acquired the intellectual property rights to design, manufacture and market all products under the Sebago® brand. The Company received cash of $14.3 million and recognized a gain on sale of $8.4 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Outdoor & Lifestyle Group, are as follows:

(In millions)	Book Value
Indefinite-lived intangibles	5.4
Amortizable intangibles	0.2
Total assets sold	$5.6

In the third quarter of fiscal 2017, the Company sold its Department of Defense contract business, which was comprised of an owned manufacturing facility, the transfer of employees and certain associated assets. The goodwill allocated to the sale of the business was nominal. The Company received cash of $7.8 million and recognized a loss on sale of $1.6 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Heritage Group and Other segment, are as follows:

(In millions)	Book Value
Inventory	$5.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	3.0
Total assets sold	$9.1

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Prior to fiscal 2017, the Company reported its quarterly results of operations on the basis of 12-week periods for each of the first three fiscal quarters and a 16 or 17-week period for the fiscal fourth quarter. Beginning in fiscal 2017, the Company's fiscal year is comprised of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter.
The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2017
(In millions, except per share data)	13 Weeks Ended April 1, 2017	13 Weeks Ended July 1, 2017	13 Weeks Ended September 30, 2017	13 Weeks Ended December 30, 2017
Revenue	$591.3	$598.8	$581.3	$578.6
Gross profit	234.7	226.9	230.7	222.1
Net earnings (loss) attributable to Wolverine World Wide, Inc.	16.7	20.7	23.2	(60.3)
Net earnings (loss) per share:
Basic	$0.17	$0.21	$0.24	$(0.65)
Diluted	0.17	0.21	0.24	(0.65)

	Fiscal 2016
(In millions, except per share data)	12 Weeks Ended March 26, 2016	12 Weeks Ended June 18, 2016	12 Weeks Ended September 10, 2016	16 Weeks Ended December 31, 2016
Revenue	$577.6	$583.7	$603.7	$729.6
Gross profit	228.8	226.6	237.3	267.2
Net earnings (loss) attributable to Wolverine World Wide, Inc.	17.4	24.0	48.2	(1.9)
Net earnings (loss) per share:
Basic	$0.18	$0.25	$0.49	$(0.02)
Diluted	0.18	0.24	0.49	(0.02)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 27, 2018

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 30, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2017 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine Worldwide to be held on May 3, 2018. The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2017, December 31, 2016 and January 2, 2016.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 30, 2017, December 31, 2016 and January 2, 2016.

•	Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2017, December 31, 2016 and January 2, 2016.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 30, 2017, December 31, 2016 and January 2, 2016.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference. The Company will furnish a copy of any exhibit listed below to any stockholder without charge upon written request to General Counsel and Secretary, 9341 Courtland Drive N.E., Rockford, Michigan 49351.

Exhibit Number	Document

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 24, 2014.
3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

Exhibit Number	Document

4.1
Senior Notes Indenture, dated August 30, 2016, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.

4.2	Form of 5.000% Senior Note due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.
10.1	Amended and Restated Stock Incentive Plan of 1999.* Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Stock Incentive Plan of 2001.* Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Stock Incentive Plan of 2003.* Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.4	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.5	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.6	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.7	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.8	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.9
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.9.

10.10
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.10.

10.11
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. All executive officers and directors are parties to this agreement.

10.12	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.13	Employees’ Pension Plan (Restated as amended through December 29, 2017).*
10.14	Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2012.
10.15	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.16	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.17	2016 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.18	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.19	Form of Performance Share Award Agreement (2015 - 2017 performance period).* Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.
10.20
Form of Performance Share Award Agreement (2016 - 2018 performance period).* Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

10.21	2017 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017.
10.22
Form of Performance Stock Unit Award Agreement (2017 - 2019 performance period).* Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017.

Exhibit Number	Document

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

10.25
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.25.

10.26
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.27	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.28	Wolverine World Wide, Inc. Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018.
10.29	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.30	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.31	Wolverine World Wide, Inc. Stock Incentive Plan of 2016.* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 15, 2016.
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

Exhibit Number	Document

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

10.43
Receivables Purchase Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.44	Amendment to the Receivables Purchase Agreement, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser, dated January 5, 2018.
10.45
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

10.46
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

WOLVERINE WORLD WIDE, INC.

Date:	February 27, 2018	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2018
Blake W. Krueger

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2018
Michael D. Stornant

/s/ Jeffrey M. Boromisa	Director	February 27, 2018
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 27, 2018
Gina R. Boswell

/s/ Roxane Divol	Director	February 27, 2018
Roxane Divol

/s/ William K. Gerber	Director	February 27, 2018
William K. Gerber

/s/ Joseph R. Gromek	Director	February 27, 2018
Joseph R. Gromek

/s/ David T. Kollat	Director	February 27, 2018
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 27, 2018
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 27, 2018
Nicholas T. Long

/s/ Timothy J. O’Donovan	Director	February 27, 2018
Timothy J. O’Donovan

/s/ Michael A. Volkema	Director	February 27, 2018
Michael A. Volkema

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal year ended December 30, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$17.2	$18.1	—	$21.1	(A)	$14.2
Allowance for sales returns	16.3	52.6	—	56.3	(B)	12.6
Allowance for cash discounts	5.9	17.9	—	19.1	(C)	4.7
Inventory valuation allowances	18.0	10.6	—	17.1	(D)	11.5
Total	$57.4	$99.2	—	$113.6		$43.0
Fiscal year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$21.8	$23.6	—	$28.2	(A)	$17.2
Allowance for sales returns	16.3	64.4	—	64.4	(B)	16.3
Allowance for cash discounts	6.3	21.0	—	21.4	(C)	5.9
Inventory valuation allowances	17.3	15.9	—	15.2	(D)	18.0
Total	$61.7	$124.9	—	$129.2		$57.4
Fiscal year ended January 2, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$20.6	$20.4	—	$19.2	(A)	$21.8
Allowance for sales returns	15.9	62.6	—	62.2	(B)	16.3
Allowance for cash discounts	4.5	21.1	—	19.3	(C)	6.3
Inventory valuation allowances	11.4	16.9	—	11.0	(D)	17.3
Total	$52.4	$121.0	—	$111.7		$61.7

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1