Form 10-Q
period 2018-03-31
WOLVERINE WORLD WIDE INC /DE/
filed 2018-05-09
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No  ☒
There were 94,757,025 shares of common stock, $1 par value, outstanding as of April 27, 2018.

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
These uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “2017 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	March 31, 2018	April 1, 2017
Revenue	$534.1	$591.3
Cost of goods sold	306.2	352.0
Restructuring costs	—	4.6
Gross profit	227.9	234.7
Selling, general and administrative expenses	163.7	180.2
Restructuring and other related costs	—	20.0
Environmental and other related costs	2.7	—
Operating profit	61.5	34.5
Other expenses:
Interest expense, net	7.2	8.9
Other expense (income), net	(0.6)	4.4
Total other expenses	6.6	13.3
Earnings before income taxes	54.9	21.2
Income tax expense	8.3	4.4
Net earnings	46.6	16.8
Less: net earnings (loss) attributable to noncontrolling interests	(0.1)	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$46.7	$16.7

Net earnings per share (see Note 3):
Basic	$0.49	$0.17
Diluted	$0.48	$0.17

Comprehensive income	$46.1	$20.1
Less: comprehensive income attributable to noncontrolling interests	0.2	0.4
Comprehensive income attributable to Wolverine World Wide, Inc.	$45.9	$19.7

Cash dividends declared per share	$0.08	$0.06
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2018	December 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$257.1	$481.0	$304.1
Accounts receivable, less allowances:
March 31, 2018 – $33.6
December 30, 2017 – $31.5
April 1, 2017 – $39.3	295.3	271.3	287.7
Inventories:
Finished products, net	278.7	265.2	341.4
Raw materials and work-in-process, net	11.8	11.5	15.1
Total inventories	290.5	276.7	356.5
Prepaid expenses and other current assets	37.5	45.3	39.5
Total current assets	880.4	1,074.3	987.8
Property, plant and equipment:
Gross cost	394.5	391.1	429.7
Accumulated depreciation	(260.8)	(254.4)	(284.6)
Property, plant and equipment, net	133.7	136.7	145.1
Other assets:
Goodwill	429.3	429.8	425.1
Indefinite-lived intangibles	604.5	604.5	678.5
Amortizable intangibles, net	75.6	77.0	81.4
Deferred income taxes	4.5	4.3	2.8
Other	76.0	72.4	67.1
Total other assets	1,189.9	1,188.0	1,254.9
Total assets	$2,204.0	$2,399.0	$2,387.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 31, 2018	December 30, 2017	April 1, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97.2	$162.3	$113.8
Accrued salaries and wages	17.5	40.0	21.7
Other accrued liabilities	120.0	122.0	101.0
Current maturities of long-term debt	41.2	37.5	41.2
Borrowings under revolving credit agreements and other short-term notes	0.8	0.5	2.4
Total current liabilities	276.7	362.3	280.1
Long-term debt, less current maturities	630.3	744.6	769.5
Accrued pension liabilities	142.0	142.2	143.5
Deferred income taxes	84.4	84.2	159.5
Other liabilities	113.3	110.5	39.7
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
March 31, 2018 – 106,825,575 shares
December 30, 2017 – 106,405,449 shares
April 1, 2017 – 105,735,062 shares	106.8	106.4	105.7
Additional paid-in capital	163.1	149.2	117.1
Retained earnings	1,039.4	992.2	1,026.0
Accumulated other comprehensive loss	(84.1)	(75.2)	(78.1)
Cost of shares in treasury:
March 31, 2018 – 12,048,223 shares
December 30, 2017 – 10,345,141 shares
April 1, 2017 – 8,827,675 shares	(273.7)	(223.0)	(183.2)
Total Wolverine World Wide, Inc. stockholders’ equity	951.5	949.6	987.5
Noncontrolling interest	5.8	5.6	8.0
Total stockholders’ equity	957.3	955.2	995.5
Total liabilities and stockholders’ equity	$2,204.0	$2,399.0	$2,387.8
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net earnings	$46.6	$16.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7.8	9.2
Deferred income taxes	(0.5)	(3.6)
Stock-based compensation expense	7.9	7.7
Pension contribution	(0.3)	(0.2)
Pension and SERP expense	1.5	3.7
Restructuring and other related costs	—	24.6
Cash payments related to restructuring costs	(3.1)	(11.7)
Environmental and other related costs, net of cash payments	(0.9)	—
Other	0.3	(2.4)
Changes in operating assets and liabilities:
Accounts receivable	(23.9)	(23.7)
Inventories	(13.6)	(11.4)
Other operating assets	8.2	9.7
Accounts payable	(65.3)	(36.1)
Income taxes payable	(0.9)	—
Other operating liabilities	(25.1)	(13.4)
Net cash used in operating activities	(61.3)	(30.8)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3.4)	(11.1)
Other	(0.7)	(0.7)
Net cash used in investing activities	(4.1)	(11.8)
FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit agreements and other short-term notes	0.3	(0.6)
Payments on long-term debt	(111.3)	(7.5)
Cash dividends paid	(5.8)	(5.8)
Purchases of common stock for treasury	(42.5)	(11.5)
Purchases of shares under employee stock plans	(7.9)	(4.9)
Proceeds from the exercise of stock options	8.1	6.5
Net cash used in financing activities	(159.1)	(23.8)
Effect of foreign exchange rate changes	0.6	0.7
Decrease in cash and cash equivalents	(223.9)	(65.7)
Cash and cash equivalents at beginning of the year	481.0	369.8
Cash and cash equivalents at end of the period	$257.1	$304.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended March 31, 2018 and April 1, 2017
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s fiscal 2017 Form 10-K.
As described in Note 2, the Company adopted Accounting Standards Updates (“ASU”) 2017-07 at the beginning of the first quarter of fiscal 2018. As part of the adoption, the prior period non-service cost components of pension expense have been reclassified to other expense to conform with the new presentation. In addition, as described in Note 15, the Company realigned certain components within its operating segments. All prior period disclosures have been restated to reflect the new reportable operating segments.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2018 and 2017 both have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter.
Revenue Recognition
Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 6.
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
The Financial Accounting Standards Board (“FASB”) issued the following ASUs that have been adopted by the Company during fiscal 2018. The following is a summary of the effect of adoption of these new standards.

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

The Company adopted the new revenue standard using the modified retrospective method at the beginning of the first quarter. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. See Note 6 for the impact of the adoption of this standard, as well as additional disclosures around the Company’s revenue from contracts with customers.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements.
The adoption of the new standard in fiscal 2018 did not have, nor does the Company believe it will have, a material impact on the accounting for its financial assets and financial liabilities.
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

The Company now presents non-service pension costs as a component of Other expense (income), net. Non-services costs of $1.9 million for the quarter ended April 1, 2017 have been retrospectively adjusted to Other expense (income) to conform with the new presentation.

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

The Company reclassified $0.2 million of unrecognized losses related to its cross currency swap from accumulated other comprehensive income to retained earnings. This reclassification was effective as of the beginning of fiscal 2018.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
Allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Adoption of this ASU will eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.

The Company reclassified $7.9 million of stranded tax effects resulting from the Tax Cuts and Jobs Act related to its cross currency swap and unamortized actuarial losses related to its pension plans from accumulated other comprehensive income to retained earnings. This reclassification was effective as of the beginning of fiscal 2018.

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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	March 31, 2018	April 1, 2017
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$46.7	$16.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.9)	(0.4)
Net earnings used in calculating basic and diluted earnings per share	$45.8	$16.3
Denominator:
Weighted average shares outstanding	95.7	97.0
Adjustment for non-vested restricted common stock	(2.0)	(2.5)
Shares used in calculating basic earnings per share	93.7	94.5
Effect of dilutive stock options	1.9	1.5
Shares used in calculating diluted earnings per share	95.6	96.0
Net earnings per share:
Basic	$0.49	$0.17
Diluted	$0.48	$0.17
For the quarters ended March 31, 2018 and April 1, 2017, options relating to 101,321 and 1,872,281 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Foreign currency translation effects	0.8	—	0.8
Balance at April 1, 2017	$425.1	$678.5	$1,103.6

Balance at December 30, 2017	$429.8	$604.5	$1,034.3
Foreign currency translation effects	(0.5)	—	(0.5)
Balance at March 31, 2018	$429.3	$604.5	$1,033.8
In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recognized a $68.6 million impairment charge for the Sperry® trade name. If the operating results for Sperry® were to decline in future periods, the Company may need to record an additional non-cash impairment charge. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $518.2 million as of March 31, 2018.

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

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017
Accounts receivable sold	$112.6	$149.6
Fees charged	0.5	0.5
The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $71.0 million, $70.1 million and $89.6 million as of March 31, 2018, December 30, 2017 and April 1, 2017, respectively.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
The Company has adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method applied to all contracts as of the date of application. The Company elected the practical expedient to not adjust customer consideration for the effects of a financing component given, at contract inception, the Company’s customers are expected to pay for goods in one year or less. The Company also elected the practical expedient to expense costs associated with obtaining customer contracts given the associated performance obligation is less than one year. The Company has elected the practical expedient to treat shipping and handling activities that occur after control of the good transfers to the customer as fulfillment activities.
Revenue Recognition and Performance Obligations
Revenue is recognized upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. The Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. Revenue is recognized net of variable consideration and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Control of the Company's goods and services, and associated fixed revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products by or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer has the risks and rewards of the goods.
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company recognizes the fixed consideration using time as an appropriate measure of progress and recognizes royalties only when cumulative royalties exceed the minimum guarantee. The Company believes time is the appropriate measure of progress and best represents a faithful depiction of the transfer of goods under the contract. The Company has $52.2 million of remaining fixed transaction price under its license agreements as of March 31, 2018. The Company expects to recognize the fixed amount per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
The Company provides disaggregated revenue by sales channel including the wholesale and consumer-direct sales channels reconciled to the Company’s reportable operating segments. The wholesale channel includes royalty revenues given the similarity in the Company’s oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Quarter Ended March 31, 2018			Quarter Ended April 1, 2017
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Outdoor & Lifestyle Group	$201.8	$21.0	$222.8	$208.5	$22.9	$231.4
Wolverine Boston Group	194.2	24.8	219.0	213.0	51.0	264.0
Wolverine Heritage Group	69.7	3.4	73.1	73.4	2.3	75.7
Other	17.8	1.4	19.2	14.7	5.5	20.2
Total	$483.5	$50.6	$534.1	$509.6	$81.7	$591.3
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the quarter ended March 31, 2018 related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	March 31, 2018	December 30, 2017
Contract balances:
Product returns reserve	$13.3	$12.6
Customer rebates liability	10.6	10.4
Customer markdowns reserve	6.3	6.4
Other sales incentives reserves	4.2	3.3
Customer advances liability	5.4	6.7
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from initial estimates. If actual results in the future vary from initial estimates, the Company subsequently adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

Trade Discounts and Allowances
The Company provides customers with discounts which include trade discounts and allowances that are explicitly stated in contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.
Product Returns
Consistent with industry practice, the Company offers limited product return rights for damaged or other return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and a reduction to trade receivables, net on the consolidated condensed balance sheet. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts.
Rebates
The Company accrues for customer rebates related to customers who purchase required volumes or meet other criteria. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and an establishment of a current liability on the consolidated condensed balance sheet.
Markdowns
Chargebacks represent the estimated reserve resulting from commitments to sell products to the Company’s customers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the end consumer. The reserve is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to trade receivables, net on the consolidated condensed balance sheet.
Other Sales Incentives
The Company accrues for other customer allowances for certain customers that purchase required volumes or meet other criteria. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to trade receivables, net on the consolidated condensed balance sheet depending on the nature of the item.
Customer Advances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated condensed balance sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances from customers, before revenue is recognized, resulting in contract liabilities.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Term Loan A, due July 13, 2020	$426.9	$538.1	$568.1
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	0.8	0.5	2.4
Capital lease obligation	0.4	0.5	0.5
Unamortized debt issuance costs	(5.8)	(6.5)	(7.9)
Total debt	$672.3	$782.6	$813.1
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on July 13, 2020. The scheduled principal payments due over the next 12 months total $41.2 million as of March 31, 2018 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheet.

The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million as of March 31, 2018, December 30, 2017 and April 1, 2017, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At March 31, 2018, Term Loan A had a weighted-average interest rate of 3.47%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of March 31, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $0.8 million, $0.5 million and $1.9 million as of March 31, 2018, December 30, 2017 and April 1, 2017, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $1.0 million and $0.7 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 545 days, 356 days and 362 days, as of March 31, 2018, December 30, 2017 and April 1, 2017, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on July 13, 2020. This agreement, which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss) (“AOCI”), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in AOCI. All other changes in fair value are recorded in interest expense.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 31, 2018	December 30, 2017	April 1, 2017
Foreign exchange contracts:
Hedge contracts	$198.9	$162.7	$164.6
Non-hedge contracts	5.5	—	—
Interest rate swaps	442.0	446.9	494.6
Cross currency swap	106.4	106.4	106.4
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Financial assets:
Foreign exchange contracts - hedge	$0.9	$0.3	$3.2
Interest rate swaps	2.3	—	0.3
Financial liabilities:
Foreign exchange contracts - hedge	$(3.1)	$(5.0)	$(0.5)
Interest rate swaps	—	(0.3)	(3.7)
Cross currency swap	(19.0)	(13.8)	(0.7)
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the quarters ended March 31, 2018 and April 1, 2017. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the quarters ended March 31, 2018 and April 1, 2017.
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. The Company's cross currency swap has remained effective since inception throughout the quarter ending March 31, 2018.

9.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $7.9 million and $7.7 million and related income tax benefits of $1.6 million and $2.6 million for grants under its stock-based compensation plans for the quarters ended March 31, 2018 and April 1, 2017, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the quarter ended March 31, 2018, the Company issued 502,775 restricted awards at a weighted average grant date fair value of $31.87 per award. During the quarter ended April 1, 2017, the Company issued 730,081 restricted awards at a weighted average grant date fair value of $22.92 per award.
During the quarter ended March 31, 2018, the Company issued 335,315 performance awards at a weighted average grant date fair value of $31.85 per award. During the quarter ended April 1, 2017, the Company issued 488,918 performance awards at a weighted average grant date fair value of $25.02 per award.

10.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017
Service cost pertaining to benefits earned during the period	$1.6	$1.8
Interest cost on projected benefit obligations	4.1	4.4
Expected return on pension assets	(5.0)	(4.9)
Net amortization loss	0.8	2.4
Net pension expense	$1.5	$3.7
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated condensed financial statements.

11.	INCOME TAXES
The Company maintains management and operational activities in overseas subsidiaries, and its foreign earnings are taxed at rates that are different than the U.S. federal statutory income tax rate. A significant amount of the Company’s earnings are generated by its Canadian, European and Asian subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The amounts recorded in fiscal 2017 due to the enactment of the TCJA continue to be the Company's best estimate based on the current information and guidance available at this time, and represent provisional estimates of the transition tax, remeasurement of deferred tax accounts and deferred tax liability on future dividends associated with the TCJA, and as allowed under SAB 118, will be finalized on or before the due date of the U.S. corporate tax return in October 2018.
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
The Company’s effective tax rates for the quarters ended March 31, 2018 and April 1, 2017 were 15.1% and 20.7%, respectively. The lower effective tax rate in the current year period reflects a reduction in U.S. income tax expense due to a lower U.S. corporate tax rate following enactment of the TCJA and favorable discrete items.
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
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013 in the majority of tax jurisdictions.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in AOCI during the quarters ended March 31, 2018 and April 1, 2017 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	2.7	(0.6)		—		2.1
Amounts reclassified from AOCI	—	(0.7)	(2)	2.4	(3)	1.7
Income tax expense (benefit)	—	—		(0.8)		(0.8)
Net reclassifications	—	(0.7)		1.6		0.9
Net current-period other comprehensive income (loss) (1)	2.7	(1.3)		1.6		3.0
Balance of AOCI as of April 1, 2017	$(50.8)	$1.5		$(28.8)		$(78.1)

Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(0.2)	(3.2)		—		(3.4)
Amounts reclassified from AOCI	—	2.7	(2)	0.8	(3)	3.5
Income tax expense (benefit)	—	(0.8)		(0.1)		(0.9)
Net reclassifications	—	1.9		0.7		2.6
Net current-period other comprehensive income (loss) (1)	(0.2)	(1.3)		0.7		(0.8)
Reclassifications to retained earnings (4)	—	(2.1)		(6.0)		(8.1)
Balance of AOCI as of March 31, 2018	$(32.9)	$(17.3)		$(33.9)		$(84.1)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

(4)	Amounts reclassified to retained earnings upon adoption of ASU 2017-12 and ASU 2018-02.

13.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Financial assets:
Derivatives	$3.2	$0.3	$3.5
Financial liabilities:
Derivatives	$(22.1)	$(19.1)	$(4.9)
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

(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Carrying value	$671.9	$782.1	$812.6
Fair value	681.4	802.5	816.6
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

14.	LITIGATION AND CONTINGENCIES
Litigation
The Company operated a leather tannery in Rockford, Michigan from the early 1900s through 2009 (the “Tannery”). The Company also owns a parcel on House Street in Plainfield township that the Company used for the disposal of Tannery byproducts until about 1970 (the "House Street" site). Beginning in the late 1950s, the Company used 3M Company’s Scotchgard™ in its processing of certain leathers at the Tannery. Until 2002 when 3M changed its Scotchgard™ formula, Tannery byproducts disposed of by the Company at the House Street site and other locations may have contained PFOA and/or PFOS, two chemicals in the family of compounds known as per- and polyfluoroalkyl substances (together, “PFAS”). PFOA and PFOS help provide non-stick, stain-resistant, and water-resistant qualities, and were used for many decades in commercial products like firefighting foams and metal plating, and in common consumer items like food wrappers, microwave popcorn bags, pizza boxes, Teflon™, carpets, and Scotchgard™.
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
The Company has been served with two regulatory actions including a civil action filed by the MDEQ under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with individual lawsuits and two putative class action lawsuits.

Regulatory and Civil Actions of EPA and MDEQ
On January 10, 2018, the MDEQ filed a civil action against the Company under the federal RCRA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS.
The MDEQ Action seeks to require the Company to investigate the location and extent of PFAS in the environment, develop and implement plans for the continued sampling and analysis of impacts to drinking water wells from PFAS released or disposed of by the Company, and provide alternative drinking water supplies to homes impacted by PFAS for which the Company is allegedly responsible. The MDEQ Action further seeks to require the Company to connect users of drinking water wells to municipal drinking water supplies to address allegedly unacceptable risks posed by a release or threat of release of PFAS attributable to the Company. The Company is working with the MDEQ to analyze the House Street and other relevant disposal sites, test nearby residential drinking water wells and coordinate communications to impacted homeowners. The Company’s current remediation efforts have included, amongst other items, providing alternate drinking water to impacted homes, including bottled water and water filtration systems.
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a). The effective date of the Order was February 1, 2018. The Order pertains to the Company's Tannery and House Street sites and directs the Company to conduct specified removal actions to abate actual or threatened releases of hazardous substances at or from the sites. On February 1, 2018, the Company filed its Notice of Intent to Comply with the EPA Order, which outlined the Company’s position on certain aspects of the proposed Order. In its response, the Company has agreed to comply with the terms of the Order, but has identified inaccuracies and shortcomings in the Order that challenge the legal basis for the Order. Pursuant to the Order, in April 2018, the Company submitted to the EPA its draft removal work plans for performing the removal actions at the Tannery and House Street sites. The Company has also provided the EPA with other submittals required by the Order, including a Sampling and Analysis Plan, Health and Safety Plan, Quality Assurance Project Plan, monthly progress reports and other technical reports.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.
Individual Litigation Actions
Individual lawsuits as well as two putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. Assessing potential liability with respect to the putative class actions and individual lawsuits at this time, however, is difficult. The putative class actions and individual lawsuits were only recently filed and there is minimal direct and relevant precedent for these types of claims related to PFAS. In addition, the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the class actions and individual actions are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
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
Environmental Liabilities
The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. The Company incurred $0.9 million of environmental remediation costs during the quarter ended March 31, 2018 and $31.1 million during fiscal year 2017, which net of payments, resulted in a reserve of $29.2 million as of March 31, 2018. The reserve is comprised of $12.7 million that is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $16.5 million recorded in other liabilities and is expected to be paid over the course of up to 30 years. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company expects that it will pay the amounts accrued over the periods of remediation for the applicable sites, currently ranging up to 30 years.
The Company's remediation activity the Tannery and other sites where the Company disposed of Tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
Minimum future royalty and advertising obligations for the fiscal periods subsequent to March 31, 2018 under the terms of certain licenses held by the Company are as follows:

(In millions)	2018	2019	2020	2021	2022	Thereafter
Minimum royalties	$0.9	$1.5	$1.5	$—	$—	$—
Minimum advertising	2.2	3.1	3.2	3.3	3.4	7.0
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.6 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.8 million and $0.9 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.

15.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined to be reportable operating segments. During the first quarter of fiscal 2018, the Kids footwear business was realigned into the Wolverine Boston Group and the multi-brand consumer-direct component is now reported within the other category. All prior period disclosures have been restated to reflect these new reportable operating segments.

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear and Sebago® footwear and apparel;

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel, and the Kids footwear business that includes the Stride Rite® licensed business, as well as kid’s footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®; and

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-branded consumer-direct retail stores, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, organizational transformation costs and environmental and other related costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.

Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017
Revenue:
Wolverine Outdoor & Lifestyle Group	$222.8	$231.4
Wolverine Boston Group	219.0	264.0
Wolverine Heritage Group	73.1	75.7
Other	19.2	20.2
Total	$534.1	$591.3
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$52.7	$51.6
Wolverine Boston Group	36.8	33.8
Wolverine Heritage Group	12.6	9.6
Other	0.9	0.3
Corporate	(41.5)	(60.8)
Total	$61.5	$34.5

(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Total assets:
Wolverine Outdoor & Lifestyle Group	$462.0	$420.4	$443.5
Wolverine Boston Group	1,235.8	1,245.0	1,375.8
Wolverine Heritage Group	129.0	136.7	147.4
Other	42.5	42.1	50.3
Corporate	334.7	554.8	370.8
Total	$2,204.0	$2,399.0	$2,387.8
Goodwill:
Wolverine Outdoor & Lifestyle Group	$129.6	$128.8	$127.0
Wolverine Boston Group	283.2	284.5	281.6
Wolverine Heritage Group	16.5	16.5	16.5
Total	$429.3	$429.8	$425.1

16.	RESTRUCTURING ACTIVITIES
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
The following is a summary of the activity during the quarter ended March 31, 2018, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Total
Balance at December 30, 2017	$3.3	$3.3
Amounts paid	(1.3)	(1.3)
Balance at March 31, 2018	$2.0	$2.0

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
The following is a summary of the activity during the quarters ended March 31, 2018 and April 1, 2017, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	1.5	4.5	17.9	23.9
Amounts paid	(0.6)	—	(9.3)	(9.9)
Charges against assets	—	(4.5)	(4.6)	(9.1)
Balance at April 1, 2017	$1.7	$—	$5.2	$6.9

Balance at December 30, 2017	$0.3	$—	$1.4	$1.7
Amounts paid	(0.3)	—	(1.0)	(1.3)
Balance at March 31, 2018	$—	$—	$0.4	$0.4
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

(In millions)	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$1.7	$1.7
Amounts paid	(0.1)	(0.1)
Balance at April 1, 2017	$1.6	$1.6
Other Restructuring Activities
During the quarter ended April 1, 2017, the Company recorded restructuring costs of $0.7 million in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and other related costs line item as a component of operating expenses.

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
The Company’s brands are marketed in approximately 200 countries and territories at March 31, 2018, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 31, 2018, the Company operated 81 retail stores in the United States and Canada and 29 consumer-direct websites.
2018 FINANCIAL OVERVIEW

•
Revenue was $534.1 million for the first quarter of fiscal 2018, representing a decline of 9.7% versus the first quarter of fiscal 2017. The change in revenue reflected a 3.7% decrease from the Outdoor & Lifestyle Group, a 17.0% decrease from the Boston Group, and a 3.4% decrease from the Heritage Group. The decline in revenue includes $33.8 million of lower revenues due to the closure of Company retail stores, $19.4 million of lower revenues due to the transition from a wholesale to a license business for the Stride Rite® brand, $7.0 million of lower revenues due to the divestiture of the Sebago® brand, and $6.3 million of lower revenues due to the exit of the Department of Defense business within the Bates® brand. Changes in foreign exchange rates increased revenues by approximately $8.1 million for the first quarter of fiscal 2018.

•
Gross margin increased 300 basis points to 42.7% in the first quarter of fiscal 2018 versus the first quarter of fiscal 2017 driven by improved product mix, lower product costs and lower restructuring costs.

•
The effective tax rate in the first quarter of fiscal 2018 was 15.1% and 20.7% in the first quarter of fiscal 2017. The lower effective tax rate in the current year period reflects a reduction in U.S. income tax expense due to the TCJA and favorable discrete items.

•
Diluted earnings per share for the first quarter of fiscal 2018 and the first quarter of fiscal 2017 were $0.48 per share and $0.17 per share, respectively. Diluted earnings per share in the first quarter of fiscal 2018 benefited from lower restructuring and other related costs.

•	Inventory declined $66.0 million or 18.5% compared to the prior year.

•	The Company repurchased 1,509,664 shares during the quarter at an average price of $29.56 per share.

•	The Company declared cash dividends of $0.08 per share in the first quarter of fiscal 2018 and $0.06 per share in the first quarter of fiscal 2017.

•	The Company made a voluntary debt principal payment of $100.0 million during the first quarter of fiscal 2018.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	March 31, 2018	April 1, 2017	Percent Change
Revenue	$534.1	$591.3	(9.7)%
Cost of goods sold	306.2	352.0	(13.0)
Restructuring costs	—	4.6	(100.0)
Gross profit	227.9	234.7	(2.9)
Selling, general and administrative expenses	163.7	180.2	(9.2)
Restructuring and other related costs	—	20.0	(100.0)
Environmental and other related costs	2.7	—	—
Operating profit	61.5	34.5	78.3
Interest expense, net	7.2	8.9	(19.1)
Other expense (income), net	(0.6)	4.4	(113.6)
Earnings before income taxes	54.9	21.2	159.0
Income tax expense	8.3	4.4	88.6
Net earnings	46.6	16.8	177.4
Less: net earnings (loss) attributable to noncontrolling interests	(0.1)	0.1	(200.0)
Net earnings attributable to Wolverine World Wide, Inc.	$46.7	$16.7	179.6%

Diluted earnings per share	$0.48	$0.17	182.4%
REVENUE
Revenue was $534.1 million for the first quarter of fiscal 2018, representing a decline of 9.7% versus the first quarter of fiscal 2017. The change in revenue reflected a 3.7% decrease from the Outdoor & Lifestyle Group, a 17.0% decrease from the Boston Group, and a 3.4% decrease from the Heritage Group. The decline in revenue includes $33.8 million of lower revenue due to the closure of Company retail stores, $19.4 million of lower revenues due to the transition from a wholesale to a license business for the Stride Rite® brand, $7.0 million of lower revenues due to the divestiture of the Sebago® brand, and $6.3 million of lower revenues due to the exit of the Department of Defense business within the Bates® brand. Changes in foreign exchange rates increased revenues by approximately $8.1 million for the first quarter of fiscal 2018.
GROSS MARGIN
Gross margin was 42.7% in the first quarter of fiscal 2018 compared to 39.7% in the first quarter of fiscal 2017. The increase benefited from improved product mix, lower product costs and lower restructuring costs.
OPERATING EXPENSES
Operating expenses decreased $33.8 million, from $200.2 million in the first quarter of fiscal 2017 to $166.4 million in the first quarter of fiscal 2018. The decrease was driven by lower restructuring and impairment costs ($20.0 million) and selling costs driven by store closures ($16.8 million) partially offset by higher environmental costs ($2.7 million) and incentive compensation expenses ($2.2 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $7.2 million in the first quarter of fiscal 2018 compared to $8.9 million in the first quarter of fiscal 2017. The decrease in net interest expense was driven by higher interest income during the first quarter of fiscal 2018.
Other income was $0.6 million in the first quarter of fiscal 2018 compared to other expense of $4.4 million in the first quarter of fiscal 2017. The decrease in other expenses was driven by lower non-service pension costs ($2.0 million) and lower foreign currency remeasurement net losses ($0.7 million).
On December 22, 2017, the TCJA was enacted which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

The Company’s effective tax rate was 15.1% in the first quarter of fiscal 2018, compared to 20.7% in the first quarter of fiscal 2017. The lower effective tax rate in the current year periods reflects a reduction in U.S. income tax expense due to the TCJA and favorable discrete items.
REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined to be reportable operating segments. During the first quarter of fiscal 2018, the Kids footwear business was realigned into the Wolverine Boston Group and the multi-brand consumer-direct component is now reported within the other category. All prior period disclosures have been restated to reflect these new reportable operating segments.

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel, Chaco® footwear and Sebago® footwear and apparel;

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel and Keds® footwear and apparel, and the Kids footwear business that includes the Stride Rite® licensed business, as well as kid’s footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®; and

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-branded consumer-direct retail stores, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, organizational transformation costs and environmental and other related costs.
The reportable operating segment results for the quarters ended March 31, 2018 and April 1, 2017 are as follows:

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$222.8	$231.4	$(8.6)	(3.7)%
Wolverine Boston Group	219.0	264.0	(45.0)	(17.0)
Wolverine Heritage Group	73.1	75.7	(2.6)	(3.4)
Other	19.2	20.2	(1.0)	(5.0)
Total	$534.1	$591.3	$(57.2)	(9.7)%

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$52.7	$51.6	$1.1	2.1%
Wolverine Boston Group	36.8	33.8	3.0	8.9
Wolverine Heritage Group	12.6	9.6	3.0	31.3
Other	0.9	0.3	0.6	200.0
Corporate	(41.5)	(60.8)	19.3	31.7
Total	$61.5	$34.5	$27.0	78.3%
Further information regarding the reportable operating segments can be found in Note 15 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $8.6 million, or 3.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in revenues included $7.0 million of lower revenues due to the divestiture of the Sebago® brand, a $3.7 million impact from the closure of retail stores as well as a low teens decrease for Hush Puppies®, partially offset by a low single digit increase for Chaco®.

The Hush Puppies® revenue decline in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was due to fewer closeout sales and a difficult retail environment in the U.S. The Chaco® revenue increase was a result of strong brand momentum and consumer engagement particularly within the brand’s core sandal category.
The Outdoor & Lifestyle Group’s operating profit increased $1.1 million, or 2.1%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase reflects higher operating profit from Merrell® due to higher gross margins.
Wolverine Boston Group
The Boston Group’s revenue decreased $45.0 million, or 17.0%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The revenue decrease included $19.4 million related to the business model change for the Stride Rite® brand as well as $26.4 million related to the closure of retail stores. The decrease in revenues also reflected a mid single digit decline for Saucony®, partially offset by mid single digit growth from Keds®.
The Saucony® decrease was due to lower sales in the U.S. and store closures. The Keds® increase was due to growth in the e-commerce channel.
The Boston Group’s operating profit increased $3.0 million, or 8.9%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in the quarter was due to the business model change for the Stride Rite® brand and closure of unprofitable retail stores.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $2.6 million, or 3.4%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in revenues included $6.3 million of lower revenues due to the exit of the Department of Defense business within the Bates® brand partially offset by a high single digit increase for Wolverine®.
The revenue increase for Wolverine® was attributable to higher demand within the U.S. market driven by growth in work product, apparel and growth in the eCommerce channel.
The Heritage Group’s operating profit increased $3.0 million, or 31.3%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase was driven by Wolverine® due to higher revenues and the exit of the Department of Defense business within the Bates® brand.
Other
The Other category’s revenues decreased $1.0 million, or 5.0%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease reflected $3.7 million of lower revenues from the closure of retail stores partially offset by increased demand within the performance leathers business.
Corporate
Corporate expenses were $41.5 million in the first quarter of fiscal 2018 compared to $60.8 million in the first quarter of fiscal 2017. The $19.3 million decrease was driven by lower restructuring and impairment costs ($24.6 million) partially offset by higher environmental costs ($2.7 million) and incentive compensation expenses ($2.2 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 31, 2018	December 30, 2017	April 1, 2017
Cash and cash equivalents	$257.1	$481.0	$304.1
Debt (1)	672.3	782.6	813.1
Available revolving credit facility (2)	597.5	597.5	597.5

(1)	Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the revolving credit facility.

	Quarter Ended
(In millions)	March 31, 2018	April 1, 2017
Net cash used in operating activities	$(61.3)	$(30.8)
Net cash used in investing activities	(4.1)	(11.8)
Net cash used in financing activities	(159.1)	(23.8)
Additions to property, plant and equipment	3.4	11.1
Depreciation and amortization	7.8	9.2
Liquidity
Cash and cash equivalents of $257.1 million as of March 31, 2018 were $47.0 million lower compared to April 1, 2017. The decrease is due primarily to $141.3 million of principal payments on Term Loan A and share repurchases of $82.5 million, partially offset by cash provided by operating activities during the previous 12 months of $172.2 million. The Company had $597.5 million of borrowing capacity available under the Revolving Credit Facility as of March 31, 2018. Cash and cash equivalents located in foreign jurisdictions totaled $93.8 million as of March 31, 2018.
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
As a result of the TCJA, the Company recorded a liability of $58.1 million during the fourth quarter of fiscal 2017 related to the taxation of unremitted earnings of non-U.S. subsidiaries. The Company does not expect this liability, which will be paid over eight years, to have a material impact on its current or future liquidity.
A detailed discussion of environmental remediation costs is found in Note 14 to the condensed consolidated financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of March 31, 2018, the Company has a reserve of $29.2 million, of which, $12.7 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $16.5 million recorded in other liabilities expected to be paid over the course of up to 30 years. The Company's remediation activity at its former tannery site and sites where the Company disposed of tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the quarter ended March 31, 2018, an increase in net working capital represented a use of cash of $120.6 million. Working capital balances were unfavorably impacted by decreases in accounts payable of $65.3 million and other operating liabilities of $25.1 million and increases in accounts receivable of $23.9 million and inventories of $13.6 million. These changes in working capital balances reflect the seasonality of the Company’s business.
Investing Activities
The Company made capital expenditures of $3.4 million and $11.1 million in the quarters ended March 31, 2018 and April 1, 2017, respectively, driven by building improvements and information system enhancements. The higher expenditures in 2017 were due primarily to a new distribution center.
Financing Activities
As of March 31, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at March 31, 2018 totaled $672.3 million compared to $782.6 million at December 30, 2017. The decrease was due to a $100.0 million voluntary principal payment and a scheduled principal payment on Term Loan A.
The Company repurchased $44.6 million and $2.3 million of shares during the quarters ended March 31, 2018 and April 1, 2017, respectively. The Company may purchase up to an additional $157.6 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $7.9 million of shares in the quarter ended March 31, 2018 in connection with employee transactions related to stock incentive plans.
The Company declared a cash dividend of $0.08 per share and $0.06 per share, or $7.6 million and $5.8 million, for the quarters ended March 31, 2018 and April 1, 2017, respectively. The 2018 dividend is payable on May 1, 2018 to shareholders of record on April 2, 2018.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its 2017 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At March 31, 2018 and April 1, 2017, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $198.9 million and $164.6 million, respectively, with maturities ranging up to 545 and 362 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap which has been designated as a hedge of a net investment in a foreign operation. The hedge has a notional amount of $106.4 million and will mature on September 1, 2021. At March 31, 2018, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $0.2 million from their value at December 30, 2017. At April 1, 2017, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $2.7 million from their value at December 31, 2016.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of March 31, 2018, the Company had no outstanding borrowings and outstanding letters of credit of $2.5 million under the Revolving Credit Facility and $0.8 million in borrowings under foreign revolving credit agreements and other short-term notes. The Company’s total variable-rate debt was $427.7 million at March 31, 2018 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $426.9 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2017 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of fiscal 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 31, 2017 to February 3, 2018)
Common Stock Repurchase Program(1)	—	$—	—	$202,267,225
Employee Transactions(2)	8,206	$32.13	—
Period 2 (February 4, 2018 to March 3, 2018)
Common Stock Repurchase Program(1)	1,028,260	$29.95	1,028,260	$171,470,756
Employee Transactions(2)	246,492	$31.03	—
Period 3 (March 4, 2018 to March 31, 2018)
Common Stock Repurchase Program(1)	481,404	$28.72	481,404	$157,646,912
Employee Transactions(2)	—	$—	—
Total for Quarter Ended March 31, 2018
Common Stock Repurchase Program(1)	1,509,664	$29.56	1,509,664	$157,646,912
Employee Transactions(2)	254,698	$31.07	—

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

ITEM 6.	Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015.

10.1	2018 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Award Agreement (2018 - 2020 performance period).*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 9, 2018	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 9, 2018	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)