Form 10-Q
period 2018-09-29
WOLVERINE WORLD WIDE INC /DE/
filed 2018-11-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No  ☒
There were 94,839,829 shares of common stock, $1 par value, outstanding as of October 26, 2018.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$558.6	$581.3	$1,659.6	$1,771.4
Cost of goods sold	326.5	349.4	965.4	1,070.8
Restructuring costs	—	1.2	—	8.3
Gross profit	232.1	230.7	694.2	692.3
Selling, general and administrative expenses	161.6	170.5	488.6	523.8
Restructuring and other related costs	—	23.0	—	65.6
Environmental and other related costs	2.1	—	7.6	—
Operating profit	68.4	37.2	198.0	102.9
Other expenses:
Interest expense, net	5.8	8.6	18.7	23.4
Other expense (income), net	(1.3)	1.5	(7.2)	9.2
Total other expenses	4.5	10.1	11.5	32.6
Earnings before income taxes	63.9	27.1	186.5	70.3
Income tax expense	5.0	4.3	25.5	10.2
Net earnings	58.9	22.8	161.0	60.1
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.4)	0.2	(0.5)
Net earnings attributable to Wolverine World Wide, Inc.	$58.8	$23.2	$160.8	$60.6

Net earnings per share (see Note 3):
Basic	$0.62	$0.24	$1.69	$0.63
Diluted	$0.60	$0.24	$1.65	$0.62

Comprehensive income	$60.8	$27.6	$163.3	$68.0
Less: comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.4)	0.4	—
Comprehensive income attributable to Wolverine World Wide, Inc.	$60.5	$28.0	$162.9	$68.0

Cash dividends declared per share	$0.08	$0.06	$0.24	$0.18
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 29, 2018	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$228.1	$481.0	$342.7
Accounts receivable, less allowances:
September 29, 2018 – $29.7
December 30, 2017 – $31.5
September 30, 2017 – $37.0	364.0	271.3	294.5
Inventories:
Finished products, net	309.2	265.2	331.5
Raw materials and work-in-process, net	15.2	11.5	7.3
Total inventories	324.4	276.7	338.8
Prepaid expenses and other current assets	32.2	45.3	44.0
Total current assets	948.7	1,074.3	1,020.0
Property, plant and equipment:
Gross cost	393.7	391.1	410.0
Accumulated depreciation	(262.3)	(254.4)	(267.8)
Property, plant and equipment, net	131.4	136.7	142.2
Other assets:
Goodwill	427.5	429.8	429.9
Indefinite-lived intangibles	604.5	604.5	673.1
Amortizable intangibles, net	73.1	77.0	78.5
Deferred income taxes	4.0	4.3	4.4
Other	79.9	72.4	70.6
Total other assets	1,189.0	1,188.0	1,256.5
Total assets	$2,269.1	$2,399.0	$2,418.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 29, 2018	December 30, 2017	September 30, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139.5	$162.3	$141.7
Accrued salaries and wages	32.2	40.0	36.2
Other accrued liabilities	124.4	122.0	100.1
Current maturities of long-term debt	60.0	37.5	48.8
Borrowings under revolving credit agreements and other short-term notes	1.5	0.5	3.7
Total current liabilities	357.6	362.3	330.5
Long-term debt, less current maturities	601.0	744.6	744.2
Accrued pension liabilities	81.2	142.2	133.8
Deferred income taxes	99.4	84.2	150.5
Other liabilities	67.6	110.5	49.6
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 29, 2018 – 107,587,377 shares
December 30, 2017 – 106,405,449 shares
September 30, 2017 – 105,956,497 shares	107.6	106.4	105.9
Additional paid-in capital	190.6	149.2	134.1
Retained earnings	1,138.3	992.2	1,058.4
Accumulated other comprehensive loss	(81.2)	(75.2)	(73.7)
Cost of shares in treasury:
September 29, 2018 – 12,746,435 shares
December 30, 2017 – 10,345,141 shares
September 30, 2017 – 10,347,476 shares	(299.0)	(223.0)	(223.0)
Total Wolverine World Wide, Inc. stockholders’ equity	1,056.3	949.6	1,001.7
Noncontrolling interest	6.0	5.6	8.4
Total stockholders’ equity	1,062.3	955.2	1,010.1
Total liabilities and stockholders’ equity	$2,269.1	$2,399.0	$2,418.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES
Net earnings	$161.0	$60.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	22.6	28.0
Deferred income taxes	12.3	(13.2)
Stock-based compensation expense	21.2	19.1
Pension contribution	(60.7)	(11.1)
Pension and SERP expense	4.0	11.2
Restructuring and other related costs	—	73.9
Cash payments related to restructuring costs	(4.8)	(58.9)
Environmental and other related costs, net of cash payments	(6.3)	—
Loss/(gain) on sale of a business and other assets	0.3	(7.0)
Other	6.5	(12.1)
Changes in operating assets and liabilities:
Accounts receivable	(95.4)	(24.3)
Inventories	(49.2)	(15.1)
Other operating assets	(3.2)	1.9
Accounts payable	(21.8)	(10.0)
Income taxes payable	8.2	(1.1)
Other operating liabilities	(28.7)	8.1
Net cash provided by (used in) operating activities	(34.0)	49.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15.3)	(28.7)
Proceeds from sale of a business and other assets	2.2	38.0
Other	(1.7)	(4.1)
Net cash provided by (used in) investing activities	(14.8)	5.2
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	1.0	0.3
Payments on long-term debt	(122.6)	(26.2)
Payments of debt issuance costs	—	(0.1)
Cash dividends paid	(21.0)	(17.4)
Purchases of common stock for treasury	(69.9)	(51.5)
Purchases of shares under employee stock plans	(8.1)	(5.2)
Proceeds from the exercise of stock options	23.2	11.9
Contributions from noncontrolling interests	—	0.8
Net cash used in financing activities	(197.4)	(87.4)
Effect of foreign exchange rate changes	(6.7)	5.6
Decrease in cash and cash equivalents	(252.9)	(27.1)
Cash and cash equivalents at beginning of the year	481.0	369.8
Cash and cash equivalents at end of the period	$228.1	$342.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended September 29, 2018 and September 30, 2017
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2017 Form 10-K.
As described in Note 2, the Company adopted Accounting Standards Updates (“ASU”) 2017-07 at the beginning of the first quarter of 2018. As part of the adoption, the prior period non-service cost components of pension expense have been reclassified to other expense to conform with the new presentation. In addition, as described in Note 15, the Company realigned certain components within its operating segments during the first quarter of 2018. All prior period disclosures have been restated to reflect the new reportable operating segments.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2018 and 2017 both have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Revenue Recognition
Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year-to-date ended September 29, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 6.
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
The Financial Accounting Standards Board (“FASB”) issued the following ASUs that have been adopted by the Company during 2018. The following is a summary of the effect of adoption of these new standards.

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

The Company adopted the new revenue standard using the modified retrospective method at the beginning of the first quarter. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year-to-date ended September 29, 2018. See Note 6 for the impact of the adoption of this standard, as well as additional disclosures around the Company’s revenue from contracts with customers.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements.
The adoption of the new standard in 2018 did not have, nor does the Company believe it will have, a material impact on the accounting for its financial assets and financial liabilities.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Sponsors of benefit plans are required to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost.

The Company now presents non-service pension costs as a component of Other expense (income), net. Non-services costs of $1.9 million and $5.8 million for the quarter and year-to-date ended September 30, 2017, respectively, have been retrospectively adjusted from Selling, general and administrative expenses to Other expense (income) to conform with the new presentation.

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

The Company reclassified $0.2 million of unrecognized losses related to its cross currency swap from accumulated other comprehensive income to retained earnings. This reclassification was effective as of the beginning of 2018.

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

The Company reclassified $7.9 million of stranded tax effects resulting from the Tax Cuts and Jobs Act related to its cross currency swap and unamortized actuarial losses related to its pension plans from accumulated other comprehensive income to retained earnings. This reclassification was effective as of the beginning of 2018.

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
Q1 2019
Upon adoption in the first quarter of 2019, the Company will recognize a right-of-use asset and a lease liability for the present value of future minimum rental payments for its portfolio of operating leases. The Company does not expect a material impact to its results of operations or cash flows related to the adoption of this standard. The Company plans to adopt the new standard using the modified retrospective approach and elect the package of practical expedients for leases existing as of the transition date.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$58.8	$23.2	$160.8	$60.6
Adjustment for earnings allocated to non-vested restricted common stock	(1.2)	(0.5)	(3.4)	(1.3)
Net earnings used in calculating basic earnings per share	57.6	22.7	157.4	59.3
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	0.1	—
Net earnings used in calculating diluted earnings per share	$57.6	$22.7	$157.5	$59.3
Denominator:
Weighted average shares outstanding	94.9	96.1	95.2	96.6
Adjustment for non-vested restricted common stock	(1.7)	(2.1)	(1.8)	(2.2)
Shares used in calculating basic earnings per share	93.2	94.0	93.4	94.4
Effect of dilutive stock options	2.1	1.8	2.0	1.6
Shares used in calculating diluted earnings per share	95.3	95.8	95.4	96.0
Net earnings per share:
Basic	$0.62	$0.24	$1.69	$0.63
Diluted	$0.60	$0.24	$1.65	$0.62
For the quarter and year-to-date ended September 29, 2018, options relating to 18,779 and 24,250 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 30, 2017, options relating to 1,006,123 and 1,804,594 shares of common stock outstanding, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill and indefinite-lived intangibles are as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Sale of a business	—	(5.4)	(5.4)
Foreign currency translation effects	5.6	—	5.6
Balance at September 30, 2017	$429.9	$673.1	$1,103.0

Balance at December 30, 2017	$429.8	$604.5	$1,034.3
Foreign currency translation effects	(2.3)	—	(2.3)
Balance at September 29, 2018	$427.5	$604.5	$1,032.0
In the fourth quarter of 2017, as a result of its annual impairment testing, the Company recognized a $68.6 million impairment charge for the Sperry® trade name. If the operating results for Sperry® were to decline in future periods compared to current projections, the Company may need to record an additional non-cash impairment charge. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $518.2 million as of September 29, 2018.
In the third quarter of 2017, the Company sold certain intangible assets related to its Sebago® brand. See Note 17 for additional information.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of 2018. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. During the third quarter of 2018, the Company stopped selling accounts receivables under the agreement. The Company will continue to service the outstanding receivables until they are collected. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Accounts receivable sold	$40.1	$134.5	$264.3	$432.5
Fees charged	0.2	0.5	1.3	1.5
The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $7.5 million, $70.1 million and $72.8 million as of September 29, 2018, December 30, 2017 and September 30, 2017, respectively.

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
Control of the Company's goods and services, and associated fixed revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products by or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer has the risks and rewards of the goods. Payment terms for the Company’s revenue vary by sales channel. Standard credit terms apply to the Company’s wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel.
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company recognizes the fixed consideration using time as an appropriate measure of progress and recognizes royalties only when cumulative royalties exceed the minimum guarantee. The Company believes time is the appropriate measure of progress and best represents a faithful depiction of the transfer of goods under the contract. The Company has $47.4 million of remaining fixed transaction price under its license agreements as of September 29, 2018, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

	Quarter Ended September 29, 2018			Year-To-Date Ended September 29, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Outdoor & Lifestyle Group	$211.2	$32.4	$243.6	$622.8	$84.0	$706.8
Wolverine Boston Group	183.7	30.9	214.6	577.3	87.4	664.7
Wolverine Heritage Group	79.9	4.2	84.1	219.4	11.5	230.9
Other	14.4	1.9	16.3	51.3	5.9	57.2
Total	$489.2	$69.4	$558.6	$1,470.8	$188.8	$1,659.6

	Quarter Ended September 30, 2017			Year-To-Date Ended September 30, 2017
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Outdoor & Lifestyle Group	$217.9	$27.3	$245.2	$625.6	$80.8	$706.4
Wolverine Boston Group	192.7	30.9	223.6	628.0	130.3	758.3
Wolverine Heritage Group	86.5	2.7	89.2	231.6	7.4	239.0
Other	18.9	4.4	23.3	53.0	14.7	67.7
Total	$516.0	$65.3	$581.3	$1,538.2	$233.2	$1,771.4
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year-to-date ended September 29, 2018, related to the Company’s contract liabilities, was nominal.
The Company’s contract balances are as follows:

(In millions)	September 29, 2018	December 30, 2017
Contract balances:
Product returns reserve	$13.7	$12.6
Customer rebates liability	14.0	10.4
Customer markdowns reserve	4.9	6.4
Other sales incentives reserves	2.5	3.3
Customer advances liability	3.9	6.7
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
Customer Advances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated condensed balance sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances from customers, before revenue is recognized, resulting in contract liabilities. Customer advances are recorded in the Other accrued liabilities line item on the consolidated condensed balance sheets.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Term Loan A, due July 13, 2020	$415.6	$538.1	$549.4
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	1.5	0.5	3.7
Capital lease obligation	0.4	0.5	0.5
Unamortized debt issuance costs	(5.0)	(6.5)	(6.9)
Total debt	$662.5	$782.6	$796.7
On September 15, 2016, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement provided a $588.8 million term loan facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility”), both with maturity dates of July 13, 2020. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on July 13, 2020. In addition to the scheduled quarterly principal payments, the Company made a $100.0 million voluntary principal payment in the first quarter of 2018. The scheduled principal payments due over the next 12 months total $60.0 million as of September 29, 2018 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheet.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $600.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.5 million as of September 29, 2018, December 30, 2017 and September 30, 2017, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.25% to 1.00%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.25% to 2.00% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 29, 2018, Term Loan A had a weighted-average interest rate of 3.36%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 29, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $2.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $1.5 million as of September 29, 2018. During 2017, the facility had aggregate available borrowings of $4.0 million, with amounts outstanding of $0.5 million and $3.6 million as of December 30, 2017 and September 30, 2017, respectively.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $2.2 million for the quarter and year-to-date ended September 29, 2018, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $2.1 million for the quarter and year-to-date ended September 30, 2017, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815") which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 545 days, 356 days and 363 days, as of September 29, 2018, December 30, 2017 and September 30, 2017, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 29, 2018	December 30, 2017	September 30, 2017
Foreign exchange contracts:
Hedge contracts	$215.5	$162.7	$159.8
Non-hedge contracts	8.1	—	—
Interest rate swaps	376.1	446.9	464.0
Cross currency swap	95.8	106.4	106.4
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Financial assets:
Foreign exchange contracts - hedge	$3.9	$0.3	$0.2
Interest rate swaps	3.6	—	—
Financial liabilities:
Foreign exchange contracts - hedge	$(0.2)	$(5.0)	$(5.6)
Interest rate swaps	—	(0.3)	(3.0)
Cross currency swap	(12.1)	(13.8)	(11.8)
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated condensed statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the year-to-date ended September 29, 2018 and September 30, 2017. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. Hedge ineffectiveness was not material to the Company’s consolidated condensed financial statements for the year-to-date ended September 29, 2018 and September 30, 2017.
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. The Company's cross currency swap has remained effective since inception through the quarter ending September 29, 2018.

9.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $7.0 million and $21.2 million, and related income tax benefits of $1.4 million and $4.3 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 29, 2018, respectively. The Company recognized compensation expense of $6.1 million and $19.1 million, and related income tax benefits of $2.0 million and $6.4 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 30, 2017, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the year-to-date ended September 29, 2018, the Company issued 601,320 restricted awards at a weighted average grant date fair value of $31.78 per award. During the year-to-date ended September 30, 2017, the Company issued 759,264 restricted awards at a weighted average grant date fair value of $23.04 per award.
During the year-to-date ended September 29, 2018, the Company issued 384,657 performance awards at a weighted average grant date fair value of $32.13 per award. During the year-to-date ended September 30, 2017, the Company issued 503,482 performance awards at a weighted average grant date fair value of $25.17 per award.

10.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost pertaining to benefits earned during the period	$1.5	$1.8	$4.6	$5.4
Interest cost on projected benefit obligations	4.1	4.5	12.4	13.3
Expected return on pension assets	(5.4)	(5.0)	(15.5)	(14.8)
Net amortization loss	0.8	2.4	2.5	7.3
Net pension expense	$1.0	$3.7	$4.0	$11.2
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated condensed statements of operations and comprehensive income. The Company made contributions to its pension plans of $60.7 million and $11.1 million in first three quarters of 2018 and 2017, respectively.

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
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The amounts recorded in fiscal 2017 due to the enactment of the TCJA continue to be the Company's best estimate based on the current information and guidance available at this time and represent provisional estimates of the transition tax. As allowed under SAB 118, remeasurement of deferred tax accounts and deferred tax liability on future dividends associated with the TCJA, which was not significant, was finalized with the filing of the U.S. corporate tax return in October 2018.
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

The Company’s effective tax rates for the quarter and year-to-date ended September 29, 2018 were 7.8% and 13.7%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 30, 2017 were 15.9% and 14.6%, respectively. The lower effective tax rate in the current year periods reflects the positive net impact from one-time discrete items primarily due to voluntary pension contributions of $60.0 million in 2018 that were deductible on the 2017 U.S. tax return. The contributions created a tax return deduction at 35% offset by a reduction of the associated deferred tax asset established at year end 2017 at 21% for a net tax benefit in 2018 of 14%. These discrete benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates primarily associated with an increase in U.S. income compared to the prior year that included restructuring and impairment costs and organizational transformation costs. The tax increase resulting from the shift in income was partially offset by a lower U.S. corporate tax rate following enactment of the TCJA.
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
The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014 in the majority of tax jurisdictions.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended September 29, 2018 and September 30, 2017 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of July 1, 2017	$(41.6)	$(9.7)		$(27.2)		$(78.5)
Other comprehensive income (loss) before reclassifications (1)	8.8	(5.4)		—		3.4
Amounts reclassified from AOCI	—	(0.1)	(2)	2.4	(3)	2.3
Income tax expense (benefit)	—	(0.1)		(0.8)		(0.9)
Net reclassifications	—	(0.2)		1.6		1.4
Net current-period other comprehensive income (loss) (1)	8.8	(5.6)		1.6		4.8
Balance of AOCI as of September 30, 2017	$(32.8)	$(15.3)		$(25.6)		$(73.7)

Balance of AOCI as of June 30, 2018	$(45.7)	$(4.0)		$(33.2)		$(82.9)
Other comprehensive income (loss) before reclassifications (1)	1.0	(0.2)		—		0.8
Amounts reclassified from AOCI	—	0.8	(2)	0.8	(3)	1.6
Income tax expense (benefit)	—	(0.5)		(0.2)		(0.7)
Net reclassifications	—	0.3		0.6		0.9
Net current-period other comprehensive income (loss) (1)	1.0	0.1		0.6		1.7
Balance of AOCI as of September 29, 2018	$(44.7)	$(3.9)		$(32.6)		$(81.2)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the year-to-date ended September 29, 2018 and September 30, 2017 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	20.7	(15.6)		—		5.1
Amounts reclassified from AOCI	—	(2.7)	(2)	7.3	(3)	4.6
Income tax expense (benefit)	—	0.2		(2.5)		(2.3)
Net reclassifications	—	(2.5)		4.8		2.3
Net current-period other comprehensive income (loss) (1)	20.7	(18.1)		4.8		7.4
Balance of AOCI as of September 30, 2017	$(32.8)	$(15.3)		$(25.6)		$(73.7)

Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(12.0)	7.4		—		(4.6)
Amounts reclassified from AOCI	—	6.7	(2)	2.5	(3)	9.2
Income tax expense (benefit)	—	(2.0)		(0.5)		(2.5)
Net reclassifications	—	4.7		2.0		6.7
Net current-period other comprehensive income (loss) (1)	(12.0)	12.1		2.0		2.1
Reclassifications to retained earnings (4)	—	(2.1)		(6.0)		(8.1)
Balance of AOCI as of September 29, 2018	$(44.7)	$(3.9)		$(32.6)		$(81.2)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

(4)	Amounts reclassified to retained earnings upon adoption of ASU 2017-12 and ASU 2018-02.

13.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Financial assets:
Derivatives	$7.5	$0.3	$0.2
Financial liabilities:
Derivatives	$(12.3)	$(19.1)	$(20.4)
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

(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Carrying value	$662.1	$782.1	$796.2
Fair value	668.7	802.5	815.2
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
Environmental Liabilities
The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. The Company incurred $0.9 million of environmental remediation costs during the year-to-date ended September 29, 2018 and $31.1 million during 2017, which net of payments, resulted in a reserve of $23.4 million as of September 29, 2018. The reserve is comprised of $11.5 million that is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $11.9 million recorded in other liabilities and is expected to be paid over the course of up to 30 years. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company expects that it will pay the amounts accrued over the periods of remediation for the applicable sites, currently ranging up to 30 years.
The Company's remediation activity at the Tannery and other sites where the Company disposed of Tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate the possible costs or range of costs in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
Minimum future royalty and advertising obligations for the fiscal periods subsequent to September 29, 2018 under the terms of certain licenses held by the Company are as follows:

(In millions)	2018	2019	2020	2021	2022	Thereafter
Minimum royalties	$—	$1.5	$1.5	$—	$—	$—
Minimum advertising	0.7	3.1	3.2	3.3	3.4	7.0
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $1.7 million for the quarter and year-to-date ended September 29, 2018, respectively. For the quarter and year-to-date ended September 30, 2017, the Company incurred royalty expense, in accordance with these agreements, of $0.7 million and $1.8 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.5 million and $2.2 million for the quarter and year-to-date ended September 29, 2018, respectively. For the quarter and year-to-date ended September 30, 2017, the Company incurred advertising expense, in accordance with these agreements, of $0.9 million and $2.5 million, respectively.

15.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2018, the Kids footwear business was realigned into the Wolverine Boston Group and the multi-brand consumer-direct component is now reported within the other category. All prior period disclosures have been restated to reflect these new reportable operating segments.

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

	Quarter Ended		Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Wolverine Outdoor & Lifestyle Group	$243.6	$245.2	$706.8	$706.4
Wolverine Boston Group	214.6	223.6	664.7	758.3
Wolverine Heritage Group	84.1	89.2	230.9	239.0
Other	16.3	23.3	57.2	67.7
Total	$558.6	$581.3	$1,659.6	$1,771.4
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$52.8	$53.3	$152.7	$148.2
Wolverine Boston Group	37.6	38.3	120.0	116.0
Wolverine Heritage Group	16.6	16.4	42.5	37.2
Other	0.4	1.9	2.9	3.9
Corporate	(39.0)	(72.7)	(120.1)	(202.4)
Total	$68.4	$37.2	$198.0	$102.9

(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Total assets:
Wolverine Outdoor & Lifestyle Group	$492.7	$420.4	$472.0
Wolverine Boston Group	1,264.1	1,245.0	1,341.1
Wolverine Heritage Group	157.6	136.7	148.1
Other	45.2	42.1	42.7
Corporate	309.5	554.8	414.8
Total	$2,269.1	$2,399.0	$2,418.7
Goodwill:
Wolverine Outdoor & Lifestyle Group	$127.9	$128.8	$128.6
Wolverine Boston Group	283.1	284.5	284.8
Wolverine Heritage Group	16.5	16.5	16.5
Total	$427.5	$429.8	$429.9

16.	RESTRUCTURING ACTIVITIES
2017 Plan
Beginning in the second quarter of 2017, the Company implemented certain organizational changes and initiated the sale of certain assets and a change to the distribution model for certain brands (the “2017 Plan”). The Company completed the 2017 Plan during the fourth quarter of 2017. The Company expects annual pretax benefits of approximately $11.0 million as a result of the 2017 Plan. Costs incurred related to the 2017 Plan have been recorded within the Corporate category. The cumulative costs incurred is $11.3 million, with $1.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $9.8 million recorded in the restructuring and other related costs line item as a component of operating expenses.

The following is a summary of the activity during the year-to-date ended September 29, 2018 and September 30, 2017, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$—	$—	$—	$—
Restructuring costs	3.8	1.6	1.1	6.5
Amounts paid	(1.7)	—	—	(1.7)
Charges against assets	—	(1.6)	(1.0)	(2.6)
Balance at September 30, 2017	$2.1	$—	$0.1	$2.2

Balance at December 30, 2017	$3.3	$—	$—	$3.3
Amounts paid	(2.8)	—	—	(2.8)
Balance at September 29, 2018	$0.5	$—	$—	$0.5
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which resulted in the closure of certain retail stores. The Company closed 266 retail stores in connection with the 2016 Plan, which was completed during the fourth quarter of 2017. The Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred is $75.1 million, with $10.2 million recorded in the restructuring costs line item as a component of cost of goods sold, and $64.9 million recorded in the restructuring and other related costs line item as a component of operating expenses.
The following is a summary of the activity during the year-to-date ended September 29, 2018 and September 30, 2017, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	3.2	8.0	55.6	66.8
Amounts paid	(3.8)	—	(50.7)	(54.5)
Charges against assets	—	(8.0)	(3.8)	(11.8)
Balance at September 30, 2017	$0.2	$—	$2.3	$2.5

Balance at December 30, 2017	$0.3	$—	$1.4	$1.7
Amounts paid	(0.3)	—	(1.1)	(1.4)
Balance at September 29, 2018	$—	$—	$0.3	$0.3
Other Restructuring Activities
During the year-to-date ended September 30, 2017, the Company recorded restructuring costs of $1.3 million in connection with certain organizational changes. The costs associated with these restructuring activities were recorded within the Company’s Corporate category in the restructuring and other related costs line item as a component of operating expenses.

17.	DIVESTITURES
In the third quarter of 2017, the Company entered into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The Company received cash and other consideration of $16.9 million for the sale of these assets and liabilities and recognized a gain of $0.2 million, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets and liabilities sold, which were included in the Wolverine Boston Group, are as follows:

(In millions)	Book Value
Inventory	$17.1
Prepaid expenses and other current assets	1.4
Other accrued liabilities	(1.8)
Total assets and liabilities sold	$16.7

In the third quarter of 2017, the Company sold certain intangible and other assets related to the Sebago® brand. As part of this agreement, the buyer acquired the intellectual property rights to design, manufacture and market all products under the Sebago® brand. The Company received $14.3 million in the third quarter of 2017 and recognized a gain on sale of $8.4 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Outdoor & Lifestyle Group, are as follows:

(In millions)	Book Value
Indefinite-lived intangibles	5.4
Amortizable intangibles	0.2
Total assets sold	$5.6

In the third quarter of 2017, the Company sold its Department of Defense contract business, which was comprised of an owned manufacturing facility, the transfer of employees and certain associated assets. The Company received cash and other consideration of $7.8 million and recognized a loss on sale of $1.6 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated condensed statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Heritage Group and Other segment, are as follows:

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
The Company’s brands are marketed in approximately 200 countries and territories at September 29, 2018, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 29, 2018, the Company operated 81 retail stores in the United States and Canada and 42 consumer-direct websites.
2018 FINANCIAL OVERVIEW

•
Revenue was $558.6 million for the third quarter of 2018, representing a decline of 3.9% or $22.7 million versus the third quarter of 2017. The change in revenue reflected a 0.7% decline from the Outdoor & Lifestyle Group, a 4.0% decline from the Boston Group, and a 5.7% decline from the Heritage Group. Items negatively impacting revenue included the closure of Company retail stores ($7.5 million), the transition from a wholesale to a license business for the Stride Rite® brand ($3.8 million), the divestiture of the Sebago® brand ($6.9 million) and the exit of the Department of Defense business ($7.2 million), partially offset by growth in the eCommerce channel and certain brands within the U.S. wholesale channel. Changes in foreign exchange rates decreased revenues by $3.2 million for the third quarter of 2018.

•
Gross margin increased 190 basis points to 41.6% in the third quarter of 2018 versus the third quarter of 2017 driven by improved product mix, lower product costs, business model changes and lower restructuring costs.

•
The effective tax rate in the third quarter of 2018 was 7.8% and 15.9% in the third quarter of 2017. The lower effective tax rate in the third quarter of 2018 reflects the positive net impact from one-time discrete items, primarily a voluntary pension contribution of $40.0 million and a lower U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (“TCJA”). These benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates primarily associated with an increase in U.S. income compared to the prior year that included restructuring and other related costs, impairment costs and organizational transformation costs.

•	Diluted earnings per share for the third quarter of 2018 and the third quarter of 2017 were $0.60 per share and $0.24 per share, respectively.

•	Inventory declined $14.4 million or 4.3% compared to the prior year, driven by portfolio changes listed above and a focused effort to reduce inventory levels across the Company.

•	The Company declared cash dividends of $0.08 per share in the third quarter of 2018 and $0.06 per share in the third quarter of 2017.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 29, 2018	September 30, 2017	Percent Change	September 29, 2018	September 30, 2017	Percent Change
Revenue	$558.6	$581.3	(3.9)%	$1,659.6	$1,771.4	(6.3)%
Cost of goods sold	326.5	349.4	(6.6)	965.4	1,070.8	(9.8)
Restructuring costs	—	1.2	(100.0)	—	8.3	(100.0)
Gross profit	232.1	230.7	0.6	694.2	692.3	0.3
Selling, general and administrative expenses	161.6	170.5	(5.2)	488.6	523.8	(6.7)
Restructuring and other related costs	—	23.0	(100.0)	—	65.6	(100.0)
Environmental and other related costs	2.1	—	—	7.6	—	—
Operating profit	68.4	37.2	83.9	198.0	102.9	92.4
Interest expense, net	5.8	8.6	(32.6)	18.7	23.4	(20.1)
Other expense (income), net	(1.3)	1.5	(186.7)	(7.2)	9.2	(178.3)
Earnings before income taxes	63.9	27.1	135.8	186.5	70.3	165.3
Income tax expense	5.0	4.3	16.3	25.5	10.2	150.0
Net earnings	58.9	22.8	158.3	161.0	60.1	167.9
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.4)	125.0	0.2	(0.5)	140.0
Net earnings attributable to Wolverine World Wide, Inc.	$58.8	$23.2	153.4%	$160.8	$60.6	165.3%

Diluted earnings per share	$0.60	$0.24	150.0%	$1.65	$0.62	166.1%
REVENUE
Revenue was $558.6 million for the third quarter of 2018, representing a decline of 3.9% versus the third quarter of 2017. The change in revenue reflected a 0.7% decrease from the Outdoor & Lifestyle Group, a 4.0% decrease from the Boston Group, a 5.7% decrease from the Heritage Group, and a 30.0% decrease from the Other category. Items that negatively impacted revenue included the closure of Company retail stores ($7.5 million), the transition from a wholesale to a license business for the Stride Rite® brand ($3.8 million), the divestiture of the Sebago® brand ($6.9 million) and the exit of the Department of Defense business within the Bates® brand ($7.2 million), partially offset by growth in the consumer-direct sales channel and certain brands within the wholesale channel. Changes in foreign exchange rates decreased revenues by $3.2 million for the third quarter of 2018.
Revenue was $1,659.6 million for the first three quarters of 2018, a decrease of 6.3% from the first three quarters of 2017. The change in revenue reflected growth of 0.1% from the Outdoor & Lifestyle Group, a 12.3% decline from the Boston Group, a 3.4% decline from the Heritage Group, and a 15.5% decline from the Other category. Items that negatively impacted revenue included the closure of Company retail stores ($59.7 million), the transition from a wholesale to a license business for the Stride Rite® brand ($46.0 million), the divestiture of the Sebago® brand ($19.5 million) and the exit of the Department of Defense business within the Bates® brand ($20.1 million). Changes in foreign exchange rates increased revenues by approximately $8.3 million for the first three quarters of 2018.
GROSS MARGIN
Gross margin was 41.6% in the third quarter of 2018 compared to 39.7% in the third quarter of 2017. Gross margin was 41.8% for the first three quarters of 2018 compared to 39.1% in the first three quarters of 2017. The increase in the current year periods resulted from improved product mix, lower product costs, lower restructuring costs and lower inventory reserve requirements.
OPERATING EXPENSES
Operating expenses decreased $29.8 million, from $193.5 million in the third quarter of 2017 to $163.7 million in the third quarter of 2018. The decrease was driven by lower restructuring and other related costs ($23.0 million), lower costs driven by store closures ($2.8 million), lower organizational transformation costs ($7.0 million) and lower incentive compensation costs ($3.9 million), partially offset by higher advertising costs ($6.2 million) and higher environmental and other related costs ($2.1 million).

Operating expenses decreased $93.2 million, from $589.4 million in the first three quarters of 2017 to $496.2 million in the first three quarters of 2018. The decrease was driven by lower restructuring and other related costs ($65.6 million), lower costs driven by store closures ($32.0 million) and lower organizational transformation costs ($15.0 million), partially offset by higher incentive compensation expenses ($2.9 million), higher advertising costs ($5.0 million) and higher environmental and other related costs ($7.6 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $5.8 million in the third quarter of 2018 compared to $8.6 million in the third quarter of 2017. Net interest expense was $18.7 million in the first three quarters of 2018 compared to $23.4 million in the first three quarters of 2017. The decrease in net interest expense during both current year periods was driven by higher interest income and lower average debt principal balance.
Other income was $1.3 million in the third quarter of 2018 compared to other expense of $1.5 million in the third quarter of 2017. The other income in the third quarter of 2018 was driven by lower non-service pension costs ($2.4 million). Other income was $7.2 million in the first three quarters of 2018 compared to other expense of $9.2 million in the first three quarters of 2017, driven by lower non-service pension costs ($6.4 million), lower legal settlement costs ($1.3 million) and a foreign currency remeasurement gain ($5.9 million).
On December 22, 2017, the TCJA was enacted, which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
The Company’s effective tax rate was 7.8% in the third quarter of 2018, compared to 15.9% in the third quarter of 2017. The Company’s effective tax rate was 13.7% in the first three quarters of 2018 compared to 14.6% in the first three quarters of 2017. The lower effective tax rate in the current year periods reflects the positive net impact from one-time discrete items primarily due to voluntary pension contributions of $60.0 million in 2018 that were deductible on the 2017 U.S. tax return. The contributions created a tax return deduction at 35% offset by a reduction of the associated deferred tax asset established at year end 2017 at 21% for a net tax benefit in 2018 of 14%. These discrete benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates primarily associated with an increase in U.S. income compared to the prior year that included restructuring and other related costs, impairment costs and organizational transformation costs. The tax increase resulting from the shift in income was partially offset by a lower U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (“TCJA”).
REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following three operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2018, the Kids footwear business was realigned into the Wolverine Boston Group and the multi-brand consumer-direct component is now reported within the Other category. All prior period disclosures have been restated to reflect these new reportable operating segments.

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

The reportable operating segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017	Change	Percent Change	September 29, 2018	September 30, 2017	Change	Percent Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$243.6	$245.2	$(1.6)	(0.7)%	$706.8	$706.4	$0.4	0.1%
Wolverine Boston Group	214.6	223.6	(9.0)	(4.0)	664.7	758.3	(93.6)	(12.3)
Wolverine Heritage Group	84.1	89.2	(5.1)	(5.7)	230.9	239.0	(8.1)	(3.4)
Other	16.3	23.3	(7.0)	(30.0)	57.2	67.7	(10.5)	(15.5)
Total	$558.6	$581.3	$(22.7)	(3.9)%	$1,659.6	$1,771.4	$(111.8)	(6.3)%

	Quarter Ended				Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017	Change	Percent Change	September 29, 2018	September 30, 2017	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$52.8	$53.3	$(0.5)	(0.9)%	$152.7	$148.2	$4.5	3.0%
Wolverine Boston Group	37.6	38.3	(0.7)	(1.8)	120.0	116.0	4.0	3.4
Wolverine Heritage Group	16.6	16.4	0.2	1.2	42.5	37.2	5.3	14.2
Other	0.4	1.9	(1.5)	(78.9)	2.9	3.9	(1.0)	(25.6)
Corporate	(39.0)	(72.7)	33.7	46.4	(120.1)	(202.4)	82.3	40.7
Total	$68.4	$37.2	$31.2	83.9%	$198.0	$102.9	$95.1	92.4%
Further information regarding the reportable operating segments can be found in Note 15 to the consolidated condensed financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue decreased $1.6 million, or 0.7%, in the third quarter of 2018 compared to the third quarter of 2017. The change in revenue included $6.9 million of lower revenues due to the divestiture of the Sebago® brand, partially offset by a mid-teens increase in the Cat® brand. The Outdoor & Lifestyle Group’s revenue increased $0.4 million, or 0.1%, in the first three quarters of 2018 compared to the first three quarters of 2017. The increase in revenues during the first three quarters of 2018 included a mid-single digit increase for Merrell®, inclusive of an $8.4 million impact from the closure of retail stores, as well as a mid-single digit increase for Cat®, partially offset by $19.5 million of lower revenues due to the divestiture of the Sebago® brand. The Merrell® revenue increase during the first three quarters of 2018 is the result of of new product introductions, strong at-once business and strength in the Work and Outdoor Life categories. The Cat® increase in both current year periods is due to strength in the Work category.
The Outdoor & Lifestyle Group’s operating profit decreased $0.5 million, or 0.9%, in the third quarter of 2018 compared to the third quarter of 2017. The Outdoor & Lifestyle Group’s operating profit increased $4.5 million, or 3.0%, in the first three quarters of 2018 compared to the first three quarters of 2017, which reflects higher operating profit from Merrell® and Cat® due to higher revenue and gross margins.
Wolverine Boston Group
The Boston Group’s revenue decreased $9.0 million, or 4.0%, in the third quarter of 2018 compared to the third quarter of 2017. The revenue decrease included $3.8 million related to the business model change for the Stride Rite® brand as well as $4.1 million related to the closure of retail stores. The decrease in revenues also reflected a mid-single-digit revenue decline for Sperry® and a high-single-digit revenue decline for Saucony®, partially offset by mid-teens growth from Keds®. The Boston Group’s revenue decreased $93.6 million, or 12.3%, in the first three quarters of 2018 compared to the first three quarters of 2017. The revenue decrease included $46.0 million related to the business model change for the Stride Rite® brand as well as $43.8 million related to the closure of retail stores. The decrease in revenues also reflected a mid single-digit decrease for Sperry® and a high single-

digit decrease for Saucony®, partially offset by high single-digit growth Keds®. The decline in both periods for Sperry was due to the closure of unprofitable stores, partially offset by growth in eCommerce. The Saucony® decrease in both periods was due to lower demand for products in the U.S. and Canada, partially offset by growth in Europe and eCommerce. The Keds® increase in both periods was driven by growth in Lifestyle and Premium categories and strong growth in eCommerce.
The Boston Group’s operating profit decreased $0.7 million, or 1.8%, in the third quarter of 2018 compared to the third quarter of 2017. The Boston Group’s operating profit increased $4.0 million, or 3.4% in the first three quarters of 2018 compared to the first three quarters of 2017. The increase in the first three quarters of 2018 was due to closure of unprofitable retail stores and higher operating profit from Keds® due to higher revenue and higher gross margins, partially offset by lower operating profit from Saucony® due to lower revenues.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $5.1 million, or 5.7%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease in revenues included $7.2 million of lower revenues due to the exit of the Department of Defense business within the Bates® brand, partially offset by a low-teens increase for Wolverine®. The Heritage Group’s revenue decreased $8.1 million, or 3.4%, in the first three quarters of 2018 compared to the first three quarters of 2017. The decrease in revenues included $20.1 million of lower revenues due to the exit of the Department of Defense business within the Bates® brand, partially offset by a high single-digit increase for Wolverine®.
The revenue increase for Wolverine® in both periods was attributable to higher demand within the U.S. market driven by growth in the Work category and apparel, and growth in the eCommerce channel.
The Heritage Group’s operating profit increased $0.2 million, or 1.2%, in the third quarter of 2018 compared to the third quarter of 2017. The Heritage Group’s operating profit increased $5.3 million, or 14.2%, in the first three quarters of 2018 compared to the first three quarters of 2017. The increase in both periods was driven by Wolverine® due to higher revenues and the exit of the Department of Defense business within the Bates® brand.
Other
The Other category’s revenue decreased $7.0 million, or 30.0%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease reflected $1.8 million of lower revenues from the closure of retail stores and decreased demand within the performance leathers business, partially offset by increased third-party sourcing commission revenue. The Other category’s revenue decreased $10.5 million, or 15.5%, in the first three quarters of 2018, compared to the first three quarters of 2017. The decrease reflected $7.5 million of lower revenues from the closure of retail stores and decreased demand within the performance leathers business, partially offset by increased third-party sourcing commission revenue.
Corporate
Corporate expenses were $39.0 million in the third quarter of 2018 compared to $72.7 million in the third quarter of 2017. The $33.7 million decrease was driven by lower restructuring and other related costs ($24.2 million), lower organizational transformation costs ($7.0 million), and lower incentive compensation expenses ($3.9 million), partially offset by higher environmental and other related costs ($2.1 million).
Corporate expenses were $120.1 million in the first three quarters of 2018 compared to $202.4 million in the first three quarters of 2017. The $82.3 million decrease was driven by lower restructuring and other related costs ($73.9 million) and lower organizational transformation costs ($15.0 million), partially offset by higher incentive compensation expenses ($2.9 million) and environmental and other related costs ($7.6 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 29, 2018	December 30, 2017	September 30, 2017
Cash and cash equivalents	$228.1	$481.0	$342.7
Debt (1)	662.5	782.6	796.7
Available revolving credit facility (2)	597.5	597.5	597.5

(1)	Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Year-To-Date Ended
(In millions)	September 29, 2018	September 30, 2017
Net cash provided by (used in) operating activities	$(34.0)	$49.5
Net cash provided by (used in) investing activities	(14.8)	5.2
Net cash used in financing activities	(197.4)	(87.4)
Additions to property, plant and equipment	15.3	28.7
Depreciation and amortization	22.6	28.0
Liquidity
Cash and cash equivalents of $228.1 million as of September 29, 2018 were $114.6 million lower compared to September 30, 2017. The decrease is due primarily to $133.8 million of principal payments on Term Loan A, share repurchases of $69.9 million, partially offset by cash provided by operating activities during the previous four quarters of $119.2 million. The Company had $597.5 million of borrowing capacity available under the Revolving Credit Facility as of September 29, 2018. Cash and cash equivalents located in foreign jurisdictions totaled $62.2 million as of September 29, 2018.
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
As a result of the TCJA, the Company recorded a $58.1 million expense during the fourth quarter of 2017 related to the taxation of unremitted earnings of non-U.S. subsidiaries, which is to be paid over eight years. The Company does not expect the remaining amounts to be paid to have a material impact on its current or future liquidity.
A detailed discussion of environmental remediation costs is found in Note 14 to the condensed consolidated financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of September 29, 2018, the Company has a reserve of $23.4 million, of which, $11.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $11.9 million recorded in other liabilities expected to be paid over the course of up to 30 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is largely ongoing and in the early stages. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold. The Company made contributions to its pension plans of $60.7 million and $11.1 million in first three quarters of 2018 and 2017, respectively.
For the first three quarters of 2018, an increase in net working capital represented a use of cash of $190.1 million. Working capital balances were unfavorably impacted by increases in accounts receivable of $95.4 million and inventories of $49.2 million and decreases in accounts payable of $21.8 million and other operating liabilities of $28.7 million. These changes in working capital balances reflect the seasonality of the Company’s business as well as the Company’s decision to decrease its sales of selected trade accounts receivable during the third quarter of 2018.
Investing Activities
The Company made capital expenditures of $15.3 million and $28.7 million in first three quarters of 2018 and 2017, respectively, driven by building improvements and information system enhancements. The higher expenditures in 2017 were due primarily to a new distribution center. The Company received cash proceeds of $38.0 million related to the the sale of a business and certain other assets and liabilities during the third quarter of 2017.
Financing Activities
As of September 29, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.

The Company’s debt at September 29, 2018 totaled $662.5 million compared to $782.6 million at December 30, 2017. The decrease was due primarily to a $100.0 million voluntary principal payment and scheduled principal payments on Term Loan A.
The Company repurchased $69.9 million and $42.3 million of shares in first three quarters of 2018 and 2017, respectively. The Company may purchase up to an additional $132.4 million of shares under its existing common stock repurchase program that expires in 2020. The Company also acquired $8.1 million of shares in first three quarters of 2018 in connection with employee transactions related to stock incentive plans.
The Company declared a cash dividend of $0.08 per share and $0.06 per share, or $7.6 million and $5.7 million, for the third quarters of 2018 and 2017, respectively. A quarterly dividend of $0.08 per share was declared on November 1, 2018 to shareholders of record on January 2, 2019.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At September 29, 2018 and September 30, 2017, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $215.5 million and $159.8 million, respectively, with maturities ranging up to 545 and 363 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap which has been designated as a hedge of a net investment in a foreign operation. The hedge has a notional amount of $95.8 million and will mature on September 1, 2021. At September 29, 2018, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $12.0 million from their value at

December 30, 2017. At September 30, 2017, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $20.7 million from their value at December 31, 2016.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 29, 2018, the Company had no outstanding borrowings and outstanding letters of credit of $2.5 million under the Revolving Credit Facility and $1.5 million in borrowings under foreign revolving credit agreements and other short-term notes. The Company’s total variable-rate debt was $417.1 million at September 29, 2018 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $376.1 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2017 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 2, 2017 to August 5, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$152,381,779
Employee Transactions(2)	3,579	$34.48	—
Period 8 (August 6, 2017 to September 2, 2017)
Common Stock Repurchase Program(1)	529,966	$37.74	529,966	$132,381,810
Employee Transactions(2)	247	$37.76	—
Period 9 (September 3, 2017 to September 30, 2017)
Common Stock Repurchase Program(1)	—	$—	—	$132,381,810
Employee Transactions(2)	—	$—	—
Total for Quarter Ended September 29, 2018
Common Stock Repurchase Program(1)	529,966	$37.74	529,966	$132,381,810
Employee Transactions(2)	3,826	$34.69	—

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

WOLVERINE WORLD WIDE, INC.

November 7, 2018	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 7, 2018	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)