Form 10-K
period 2018-12-29
WOLVERINE WORLD WIDE INC /DE/
filed 2019-02-26
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐
Non-accelerated filer ☐                     Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $3,197,797,422. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 15, 2019: 91,521,544.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting to be held May 2, 2019 are incorporated by reference into Part III of this report.

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
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, kids' footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 200 countries and territories through owned operations in the United States ("U.S."), Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
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

•	Wolverine Outdoor & Lifestyle Group, consisting of Merrell® footwear and apparel, Cat® footwear, Hush Puppies® footwear and apparel and Chaco® footwear;

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®; and

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
Cat® Footwear: Cat® footwear comes from a world of industry and action. The Company is the exclusive global footwear licensee of Caterpillar Inc., and for over two decades, Cat® footwear has been designing and engineering quality footwear that lives up to the hard-working reputation of the Caterpillar® brand. Cat® footwear originally created a small collection of rugged work boots designed to provide workers with comfort and durability that met the challenges of the worksite. Today, Cat® footwear offers a wide range of footwear, including work boots, casual shoes and women’s fashion products - sold through a global distribution network. Cat®, Caterpillar®, Build For It®, "Caterpillar Yellow" and "Power Edge" are registered trademarks of Caterpillar Inc.
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire our consumers to live life on the bright side. We believe that optimism is contagious and that by encouraging positivity we can help shape a better world. Hush Puppies® footwear is distributed through wholesale and licensed channels, and through an eCommerce site. In addition, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide.
Chaco®: Chaco’s whitewater heritage and 30-year history of outfitting rafting guides has helped cement its place in the high-performance footwear space. Every product Chaco® makes exists to connect life-loving explorers to the wonders of the world through all-terrain versatility, unmatched durability, and signature LUVSEAT™ footbed arch support. Consumers can demonstrate their own creativity and express themselves through the virtually limitless sandal customization options available through the MyChaco design program. The brand’s products are distributed primarily through leading outdoor and footwear specialty retailers. as well as through an eCommerce site and other leading internet retailers.

2.	Wolverine Boston Group
Sperry®: Sperry® is a leading global nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers. The brand has been an American favorite since 1935 with the introduction of the industry’s first boat shoe. Today, Sperry® remains the leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. Sperry® has evolved into a well-balanced, multi-category (footwear, apparel and accessories) and year-round lifestyle brand for men and women. Sperry® also offers sport-specific and athlete-tested performance footwear solutions for sailors, boaters, anglers and multi-water sports enthusiasts. The Advance Water Technologies™ product collection featuring ASV™ (Anti-Shock and Vibration), Grip X3 Technology® and SON-R Technology® has allowed Sperry® to reinforce its position as an innovation leader in these categories. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through Sperry® retail stores and an eCommerce site.
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
Kids Footwear: The Kids footwear business includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®. With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand. Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies® are distributed primarily through premium and better lifestyle retailers, outdoor and sporting good retailers, as well as through an eCommerce site and by a license partner.

3.	Wolverine Heritage Group
Wolverine®: The Wolverine® brand offers high-quality boots and shoes to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in three categories: (i) trade work; (ii) outdoor recreation; and (iii) lifestyle and heritage. The development of DuraShocks®and EPX Anti-Fatigue ® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of footwear with a focus on comfort. The Wolverine® work product line targets skilled trade workers and focuses on work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® outdoor recreation product lines incorporate DuraShocks® and other technologies and comfort features into products designed for outdoor sport use and to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The brand's lifestyle and heritage line targets consumers looking for rugged and well-crafted casual boots and shoes. The brand also markets a line of work and rugged casual Wolverine® brand apparel and socks, and licenses the Wolverine® brand for use on eyewear, gloves and base layers.
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
Harley-Davidson® Footwear: Pursuant to a license arrangement with the Harley-Davidson Motor Company, Inc., the Company has footwear marketing and distribution rights for Harley-Davidson® branded footwear. Harley-Davidson® branded footwear products include motorcycle, casual, fashion, work and western footwear for men, women and kids. Harley-Davidson® footwear is sold globally through a network of independent Harley-Davidson® dealerships and other retail outlets. Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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
Other Businesses
In addition to its reportable segments, the Company operates a performance leather business and a multi-brand consumer-direct business.
Wolverine Leathers Division - The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and also sold to external footwear brands.
Multi-brand Consumer-Direct - The multi-brand consumer-direct division includes retail stores that sell footwear and apparel from the Company's brand portfolio and other brands.
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

•	The Company uses volume direct programs to ship products to the retail customer and to provide products at competitive prices to service major retail, catalog, mass merchant and government customers.

•	The Company also operates brick and mortar retail stores and eCommerce sites.
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2018, 2017 or 2016.
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
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, HyTest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Q Form®, Sperry®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license has a term through December 31, 2024 and the Harley-Davidson® license has a term through December 31, 2022. Both licenses are subject to early termination for breach.
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
Order Backlog
At February 17, 2019, the Company had an order backlog of approximately $971 million, compared to an order backlog of approximately $913 million at February 18, 2018. Substantially all of the backlog relates to orders for products expected to ship in fiscal 2019. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
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
Environmental Matters
The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with foreign and domestic federal, state and local agencies from time to time to resolve cleanup issues at various sites and other regulatory issues. Financial information regarding the Company’s environmental remediation activities is found in Note 16 to the consolidated financial statements.
Employees
As of December 29, 2018, the Company had approximately 3,700 domestic and foreign production, office and sales employees. The Company presently considers its employee relations to be good.
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
The Company’s results of operations depend on factors affecting consumer disposable income and spending patterns. These factors include general economic conditions, employment rates, business conditions, interest rates and tax policy in each of the markets and regions in which the Company or its third-party distributors and licensees operates. Customers may defer or cancel purchases of the Company’s products due to uncertainty about global, regional or local economic conditions, and how such conditions may impact them. Disposable income and consumer spending may decline due to recessionary economic cycles, high interest rates on consumer or business borrowings, restricted credit availability, inflation, high levels of unemployment or consumer debt, high tax rates, declines in consumer confidence or other factors. A decline in disposable income and consumer spending could adversely affect demand for the Company’s products, which could adversely affect the Company's results of operations.
The Company operates in competitive industries and markets.
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and consumer-direct footwear and apparel companies. Many of the Company’s competitors have greater resources and larger customer and consumer bases, are able, or elect, to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own more recognized brands; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences quickly will affect its future sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.

The Company’s operating results could be adversely affected if it is unable to maintain its brands’ positive images with consumers or anticipate, understand and respond to changing footwear and apparel trends and consumer preferences.
Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company’s success depends in part on its ability to maintain its brands’ positive images, and the ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. The Company’s efforts to maintain and improve its competitive position by monitoring and timely and appropriately responding to changes in consumer preferences, increasing brand awareness and enhancing the style, comfort and perceived value of its products may not be successful. If the Company is unable to maintain or enhance the images of its brands or if it is unable to timely and appropriately respond to changing consumer preferences and evolving footwear and apparel trends, consumers may consider its brands’ images to be outdated, associate its brands with styles that are no longer popular and decrease demand for its products. Such failures could result in reduced sales, excess inventory, trade name impairments, lower gross margin and other adverse impacts on the Company’s operating results.
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
All of the Company’s products manufactured overseas and imported into the U.S., Canada, the European Union and other countries are subject to customs duties collected by customs authorities. The customs information submitted by the Company is routinely subject to review by customs authorities and any such review might result in the assessment of additional duties or penalties. Additional U.S. or foreign customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions, the loss of most favored nation trading status or other trade restrictions, including those due to changes in trade relations between the U.S. and other countries, may be imposed on the importation of the Company’s products in the future. The imposition of such costs or restrictions in countries where the Company operates, as well as in countries where its third-party distributors and licensees operate, could result in increases in the cost of the Company’s products generally and adversely affect its sales and profitability.
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
In addition, our foreign subsidiaries purchase products in U.S. dollars and the cost of those products will vary depending on the applicable foreign currency exchange rate, which will impact the price charged to customers. The Company’s foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers and in turn, impacts the amount of royalties paid to the Company in U.S. dollars. As the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits denominated in foreign currencies are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. The Company may seek to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, but the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on the Company’s business and results of operations.

Significant capacity constraints, production disruptions, quality issues, price increases and other risks associated with foreign sourcing could increase the Company’s operating costs and adversely impact the Company’s business and reputation.
The Company currently sources a substantial majority of its products from third-party manufacturers in foreign countries, predominantly in the Asia Pacific region. As is common in the footwear and apparel industry, the Company does not have long-term contracts with its third-party manufacturers. The Company may experience difficulties with such manufacturers, including reductions in the availability of production capacity, failures to meet production deadlines, failure to make products that meet applicable quality standards, or increases in manufacturing costs. The Company’s future results depend partly on its ability to maintain its relationships with third-party manufacturers.
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
The Company’s ability to competitively price its products and, as a result, its operating results, are dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, insurance and health care. The cost of commodities, equipment, services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. Increases in costs for commodities, equipment, services and materials used in production could have a negative impact on the Company’s results of operations and financial position.
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
The Company’s business depends on its ability to source and distribute products in a timely and cost-effective manner. Labor disputes at or that affect independent factories where the Company’s goods are produced, shipping ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for the Company’s business, particularly if these disputes result in work slowdowns, stoppages, lockouts, strikes or other disruptions. Any such disruption may have an adverse effect on the Company’s business by potentially resulting in inventory shortages, delayed or canceled orders by customers and unanticipated inventory accumulation, and may negatively impact the Company’s results of operations and financial position.
A significant reduction in wholesale customer purchases of the Company’s products, wholesale customers seeking more favorable terms or failure of wholesale customers to pay for the Company’s products in a timely manner could adversely affect the Company’s business.
The Company’s financial success depends on its wholesale customers continuing to purchase its products. The Company does not typically have long-term contracts with its wholesale customers. Sales to the Company’s wholesale customers are generally on an order-to-order basis and are subject to rights of cancellation and rescheduling by the wholesale customers. Failure to fill wholesale customers’ orders in a timely manner could harm the Company’s relationships with its wholesale customers. Furthermore, if any of the Company’s major wholesale customers experiences a significant downturn in its business, or fails to remain committed to the Company’s products or brands, these wholesale customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s results of operations and financial position.
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
The Company’s consumer-direct operations, including its brick and mortar locations as well as its eCommerce and mobile channels, have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company has also made substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar consumer-direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs. The success of our consumer-direct operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels, reductions in mall traffic, and the Company’s ability to effectively develop its eCommerce and mobile channels. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer-direct business, as well as damage its reputation and brands, and could have an adverse effect on the Company’s results of operations and financial position.
Expanding the Company’s brands into new markets and product categories and re-aligning its consumer-direct operations may be difficult and costly, and unsuccessful efforts to do so may adversely affect the Company’s brands and business.
As part of the Company’s growth strategy, it seeks to enhance the positioning of its brands, to extend its brands into complementary product categories and to expand geographically. The Company may not be able to successfully implement any or all of these growth strategies, and unsuccessful efforts to do so could have an adverse effect on its results of operations and financial position.
Part of the future growth and profitability of the Company’s consumer-direct operations is significantly dependent on the Company successfully developing its eCommerce and mobile platforms. The Company cannot be sure whether its eCommerce and mobile platforms will be successful.
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
Changes in general economic conditions and/or the credit markets could have an adverse impact on the Company’s future results of operations and financial position. Negative trends in global economic conditions may adversely impact the Company's third-party distributors’, suppliers’ and retailers’ ability to meet their obligations to provide the Company with the materials and services it needs at the prices, terms or levels as such third-parties have historically, which could adversely impact the Company’s ability to meet consumers’ demands and, in turn, the Company's results of operations and financial position.
In addition, if the Company’s third-party distributors, suppliers and retailers are not able to obtain financing on favorable terms, or at all, they may delay or cancel orders for the Company’s products or fail to meet their obligations to the Company in a timely manner, either of which could adversely impact the Company’s sales, cash flow and operating results.

An increase in the Company’s effective tax rate or negative determinations by domestic or foreign tax authorities could have an adverse effect on the Company’s results of operations and financial position.
A significant amount of the Company’s earnings are generated by its Canadian, European and Asia Pacific subsidiaries and, to a lesser extent, in jurisdictions that are not subject to income tax. As a result, the Company’s income tax expense has historically differed from the tax computed at the U.S. statutory income tax rate due to discrete items and because the Company did not provide for U.S. taxes on non-cash undistributed earnings that it intends to permanently reinvest in foreign operations. The Company’s future effective tax rates could be unfavorably affected by a number of factors, including, but not limited to, changes in the tax rates in jurisdictions in which the Company generates income; changes in, or in the interpretation of, tax rules and regulations in the jurisdictions in which the Company does business; or decreases in the amount of earnings in countries with low statutory tax rates. An increase in the Company’s effective tax rate could have an adverse effect on its results of operations and financial position.
In addition, the Company’s income tax returns are subject to examination by the Internal Revenue Service and other domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and establishes reserves for potential adjustments that may result from these examinations. The final determination of any of these examinations could have an adverse effect on the Company’s results of operations and financial position.
Failure of the Company’s third-party licensees and distributors to meet sales goals or to make timely payments on amounts owed to the Company could adversely affect the Company’s financial performance.
In many international markets, independent third-party licensees or distributors sell the Company’s products. Failure by the Company’s licensees or distributors to meet planned annual sales goals or to make timely payments on amounts owed to the Company could have an adverse effect on the Company’s business, results of operations and financial position. If a change in licensee or distributor becomes necessary, it may be difficult and costly to locate an acceptable substitute distributor or licensee and the Company may incur increased costs and experience substantial disruption and a resulting loss of sales and brand equity in the market where such licensee or distributor operates.
The Company’s reputation and competitive position depend on its third-party manufacturers, distributors, licensees and others complying with applicable laws and ethical standards.
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
The Company’s products are marketed in approximately 200 countries and territories, and the Company sources a substantial majority of its products from foreign countries. Concerns regarding acts of terrorism or regional and international conflicts have created significant global economic and political uncertainties that may have adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products.
Further, geo-political events in the countries and territories in which the Company markets or sources its products could have an adverse effect on the Company’s business. For example, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (“Brexit”). The political and economic uncertainties surrounding Brexit in the United Kingdom and the European Union, and the terms of the United Kingdom’s withdrawal, once determined, could disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, adversely impact investor and consumer confidence, decrease consumer discretionary spending, including on our products, and result in increased legal and regulatory complexities. Any of these effects, among others, could adversely affect our business, results of operations and financial condition.
In addition, an economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which the Company operates could have an adverse effect on the

Company. The Company cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China or any other market in which the Company operates, or in its industry.
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
Global capital markets could enter a period of severe disruption and instability, which could have an adverse effect on debt and equity markets in the United States, which in turn could have a negative impact on the Company’s business, financial condition and results of operations.
The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may recur for a prolonged period of time or materially worsen in the future.
The Company may in the future have difficulty accessing capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have an adverse effect on our business, financial condition and results of operations.
If the Company is unsuccessful in establishing and protecting its intellectual property, the value of its brands could be adversely affected.
The Company’s ability to remain competitive depends upon its continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally for all of the Company’s lines of business. The Company relies on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect its intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent U.S. laws do.
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
In addition, some of the Company’s branded footwear operations are operated pursuant to licensing agreements with third-party trademark owners. These agreements are subject to early termination for breach. These agreements also expire by their terms and as the agreements expire, the Company may be forced to stop selling the related products. Expiration or early termination by the licensor of any of these license agreements could have an adverse effect on the Company’s business, results of operations and financial position.
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
Changes in employment laws and regulations in the countries and territories in which the Company operates and other factors could increase the Company’s overall employment costs. The Company’s employment costs include costs relating to health care and retirement benefits, including U.S.-based defined benefit pension plans. The annual cost of benefits can vary significantly depending on a number of factors, including changes in the assumed or actual rate of return on pension plan assets, a change in the discount rate or mortality assumptions used to determine the annual service cost related to the defined benefit plans, a change in the method or timing of meeting pension funding obligations and the rate of health care cost inflation. Increases in the Company’s overall employment and pension costs could have an adverse effect on the Company’s business, results of operations and financial position.
The Company’s marketing programs, eCommerce initiatives and use of consumer information are governed by an evolving set of laws, industry standards and enforcement trends and unfavorable changes in those laws, standards or trends, or the Company’s failure to comply with existing or future laws, could substantially harm the Company’s business and results of operations.
The Company collects, maintains and uses data provided to it through its online activities and other consumer interactions in its business. The Company’s current and future marketing programs depend on its ability to collect, maintain and use this information, and its ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws, industry standards and enforcement trends. The Company strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If so, the Company may suffer damage to its reputation and be subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt the Company’s reputation, force it to spend significant amounts to defend or change its practices, distract its management from operating the Company's business, increase its costs of doing business, and result in monetary liability.
In addition, as data privacy and marketing laws change, the Company may incur additional costs to ensure it remains in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, the Company’s compliance costs may increase, the Company’s ability to effectively engage customers via personalized marketing may decrease, its opportunities for growth may be curtailed by its compliance capabilities or reputational harm and its potential liability for security breaches may increase. The Company is also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on the Company's operations.  For example, the European Union’s General Data Protection Regulation (the “GDPR”), which becomes effective in May 2018, extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company's location, and imposes significant new requirements on how the Company collects, processes and transfers personal data.
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
In 2016, the European Union formally adopted the General Data Protection Regulation ("GDPR"), which applied in all European Union member states effective May 25, 2018. GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us.

Disruption of the Company’s information technology systems could adversely affect the Company’s business.
The Company’s information technology systems are critical to the operations of its business. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations. Disruption to the Company’s information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, the Company may be adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.
The Company’s and its vendors’ databases containing personal information and payment card data of the Company’s customers, employees and other third parties, could be breached, which could subject the Company to adverse publicity, litigation, fines and expenses. If the Company is unable to comply with bank and payment card industry standards, its operations could be adversely affected.
The protection of the Company’s customer, associate and Company data is critically important to the Company. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company’s customers and associates have a high expectation that the Company will adequately safeguard and protect their sensitive personal information. The Company's operations have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of the Company’s business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of the Company’s networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible adverse impact on its financial condition and results of operations. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to its reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and PCI security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s consumer-direct operations.
If the Company encounters problems affecting its logistics and distribution systems, its ability to deliver its products to the market could be adversely affected.
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Therefore, its operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

The Company’s business depends on effective marketing, advertising and promotional programs.
Consumer traffic and demand for the Company's merchandise is influenced by the Company’s advertising, marketing and promotional activities, the name recognition and reputation of its brands. Although the Company uses marketing, advertising and promotional programs to attract consumers through various media, including social media, database marketing and print, its competitors may spend more or use different approaches, which could provide them with a competitive advantage. The Company’s promotional activity and other programs may not be effective, may be perceived negatively or could require increased expenditures, which could adversely impact the Company’s business, results of operations and financial position.
The Company faces risks associated with its growth strategy and acquiring businesses.
The Company has expanded its products and markets in part through strategic acquisitions and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits of the acquisition on a timely basis or at all; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company may be unable to provide assurance that it will be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. In addition, the Company may not consummate a potential acquisition for a variety of reasons, but it may nonetheless incur material costs in connection with an acquisition that it cannot recover. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on the Company’s business, results of operations and financial position.
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
An impairment of goodwill or other intangibles could have an adverse impact to the Company’s results of operations.
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized, but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations.
Changes in government regulation may increase the Company’s costs of compliance and failure to comply with government regulations or other standards may adversely affect its brands and business.
The Company’s business is affected by changes in government and regulatory policies in the U.S. and in foreign jurisdictions. New requirements relating to product safety and testing and new environmental requirements, as well as changes in tax laws, duties, tariffs and quotas, could have a negative impact on the Company’s ability to produce and market footwear at competitive prices. Failure to comply with such regulations, as well as to comply with ethical, social, product, labor and environmental standards, could also jeopardize the Company’s reputation and potentially lead to various adverse consumer actions, including boycotts. Any negative publicity about these types of concerns may reduce demand for the Company’s products. Damage to the Company’s reputation or loss of consumer confidence for any of these or other reasons could adversely affect the Company’s results of operations, as well as require additional resources to rebuild its reputation and brand value.
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
The Company may be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. For example, regulatory actions, putative class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 16 to the consolidated financial statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.
Provisions of Delaware law and the Company’s certificate of incorporation and bylaws could prevent or delay a change in control or change in management that could be beneficial to the Company’s stockholders.
Provisions of the Delaware General Corporation Law, as well as the Company’s certificate of incorporation and bylaws, could discourage, delay or prevent a merger, acquisition or other change in control of the Company that might benefit the Company's stockholders. These provisions are intended to provide the Company’s Board of Directors with continuity and also serve to encourage negotiations between the Company’s Board of Directors and any potential acquirer. Such provisions include a Board of Directors that is classified so that only one-third of directors stand for election each year. These provisions could also discourage proxy contests and make it more difficult for stockholders to replace the majority of the Company's directors and take other corporate actions that may be beneficial to the Company’s stockholders.
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
The Company’s quarterly sales and earnings can vary due to a number of factors, many of which are beyond the Company’s control, including the following:

•	In the wholesale business, sales of footwear are dependent on orders from major customers, who may change delivery schedules, change the mix of products they order or cancel orders without penalty.

•	Wholesale customers set the delivery schedule for shipments of the Company’s products, which could cause shifts of sales between quarters.

•	The Company's estimated annual tax rate is based on projections of our domestic and international operating results for the year, which the Company reviews and revises as necessary each quarter.

•
The Company's earnings are also sensitive to a number of factors that are beyond the Company’s control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.

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
These restrictive covenants may limit the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s ability to comply with any financial covenants could be materially affected by events beyond its control and the Company may be unable to satisfy any such requirements. If the Company fails to comply with these covenants, it may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce its expenditures. The Company may be unable to obtain such waivers, amendments or alternative or additional financing on favorable terms or at all.
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

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets, including China.
The Company is also subject to general political and economic risks in connection with our international operations, including:

•	political instability, including due to Brexit, and terrorist attacks;

•	differences in business culture;

•	different laws governing relationships with employees and business partners;

•	changes in diplomatic and trade relationships, including with China; and

•	general economic fluctuations in specific countries or markets.
The Company cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on the Company’s business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have an adverse effect on the Company’s business in the future or may require us to exit a particular market or significantly modify our current business practices.
The Company operates in many different international markets and could be adversely affected by violations of the FCPA and similar worldwide anti-corruption laws.
The FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The Company’s internal policies mandate compliance with these anti-corruption laws. Despite training and compliance programs, the Company's internal control policies and procedures may not protect it from reckless or criminal acts committed by its employees or agents.
The Company’s continued expansion internationally, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a adverse effect on the results of operations or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 225,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 136,000 square feet in Waltham, Massachusetts. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 460,000 square feet in Howard City, Michigan; a leased distribution center of approximately 342,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.
The Company also leases and owns showrooms and other various facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 80 retail stores, primarily through leases with various third-party landlords, in the U.S. collectively occupying approximately 220,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.

Item 3.	Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. A discussion of legal matters is found in Note 16 to the consolidated financial statements.

Item 4.	Mine Safety Disclosures
Not applicable.
Supplemental Item.        Executive Officers of the Registrant
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2019. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, they serve at the pleasure of management.

Name	Age	Positions held with the Company
Kyle Hanson	53	Senior Vice President, General Counsel and Secretary
Michael Jeppesen	59	President, Global Operations Group and Wolverine Heritage Group
Amy M. Klimek	45	Senior Vice President, Global Human Resources
Blake W. Krueger	65	Chairman of the Board, Chief Executive Officer and President
Todd Spaletto	47	President, Wolverine Outdoor & Lifestyle Group
Michael D. Stornant	52	Senior Vice President, Chief Financial Officer and Treasurer
Richard J. Woodworth	61	President, Wolverine Boston Group
James D. Zwiers	51	Executive Vice President
Kyle L. Hanson has served the Company as Senior Vice President, General Counsel and Secretary since June 2018.  From March 2014 through June 2018 she was Vice President, General Counsel and Corporate Secretary at The Buckle, Inc., a publicly traded footwear and apparel retailer. From May 2001 through March 2014, she was General Counsel and Corporate Secretary at The Buckle, Inc.
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
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 15, 2019, was 1,075.
A quarterly dividend of $0.10 per share was declared on February 12, 2019. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2019.
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
Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 30, 2018 to November 3, 2018)
Common Stock Repurchase Program (1)	—	$—	—	$132,381,810
Employee Transactions (2)	3,467	$36.19
Period 11 (November 4, 2018 to December 1, 2018)
Common Stock Repurchase Program (1)	2,352,398	$33.51	2,352,398	$53,547,263
Employee Transactions (2)	—	$—
Period 12 (December 2, 2018 to December 29, 2018)
Common Stock Repurchase Program (1)	788,955	$32.87	788,955	$27,617,711
Employee Transactions (2)	16,675	$33.04
Total for Fourth Quarter ended December 29, 2018
Common Stock Repurchase Program (1)	3,141,353	$33.35	3,141,353	$27,617,711
Employee Transactions (2)	20,142	$33.59

(1)
The Company’s Board of Directors approved a common stock repurchase program on August 8, 2016 that authorizes the repurchase of up to $300.0 million in common stock over a four-year period. On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to the $27.6 million remaining under the previous repurchase program. The annual amount of any stock repurchases are restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2018	2017	2016	2015	2014
Summary of Operations
Revenue	$2,239.2	$2,350.0	$2,494.6	$2,691.6	$2,761.1
Net earnings attributable to Wolverine World Wide, Inc.	200.1	0.3	87.7	122.8	133.1
Net earnings per share of common stock:
Basic net earnings (2)	$2.07	$—	$0.90	$1.22	$1.33
Diluted net earnings (2)	2.05	—	0.89	1.20	1.30
Cash dividends declared	0.32	0.24	0.24	0.24	0.24
Financial Position at Year-End
Total assets (3)	$2,183.1	$2,399.0	$2,431.7	$2,434.4	$2,491.3
Debt (3)(4)	570.5	782.6	820.7	809.8	887.6

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

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
OVERVIEW
BUSINESS OVERVIEW
The Company is a leading global designer, marketer and licensor of branded footwear, apparel and accessories. The Company’s vision statement is “to build a family of the most admired performance and lifestyle brands on earth” and the Company seeks to fulfill this vision by offering innovative products and compelling brand propositions; complementing its footwear brands with strong apparel and accessories offerings; expanding its global consumer-direct footprint; and delivering supply chain excellence.
The Company’s brands are marketed in approximately 200 countries and territories at December 29, 2018, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 29, 2018, the Company operated 80 retail stores in the U.S. and Canada and 42 consumer-direct eCommerce sites.
2018 FINANCIAL OVERVIEW

•
Revenue was $2,239.2 million for fiscal 2018, representing a decrease of 4.7% compared to the prior year's revenue of $2,350.0 million. The decrease reflects the closure of retail stores ($66.0 million), the change in business model for Stride Rite® ($47.5 million), the divestiture of the Sebago® brand ($26.0 million), and the sale of the Department of Defense contract business for Bates® ($26.1 million), partially offset by significant growth in eCommerce across all brands ($43.0 million).

•
Gross margin for fiscal 2018 was 41.1%, an increase of 220 basis points from fiscal 2017. The gross margin increase was driven primarily by favorable product mix, divestitures and portfolio changes, store closures, lower restructuring and other related costs and the favorable impact of foreign exchange.

•
Operating expenses decreased $213.4 million in fiscal 2018, to $669.4 million. The decrease was driven by lower restructuring and other related costs ($72.9 million), lower impairment of intangible assets ($68.6 million), lower environmental and other related costs ($20.0 million), lower transformation costs ($37.7 million) and lower selling expenses ($29.1 million) due to the closure of certain retail stores in fiscal 2017, partially offset by higher advertising costs ($13.7 million).

•
The effective tax rate in fiscal 2018 was 11.9%, compared to 93.7% in fiscal 2017. The lower effective tax rate in fiscal 2018 reflects the positive net impact from one-time discrete items, primarily a voluntary pension contribution of $60.0 million and a lower U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act ("TCJA"). These benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates, primarily associated with an increase in U.S. income compared to the prior year, that included restructuring and other related costs, impairment of intangible assets and organizational transformation costs.

•	The Company executed $174.7 million of share repurchases in fiscal 2018 at an average price of $32.65 per share.

•	The Company declared cash dividends of $0.32 per share in fiscal 2018 and $0.24 per share in fiscal 2017.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2018	2017	2016	2018	2017
Revenue	$2,239.2	$2,350.0	$2,494.6	(4.7)%	(5.8)%
Cost of goods sold	1,317.9	1,426.6	1,526.4	(7.6)	(6.5)
Restructuring costs	—	9.0	8.3	(100.0)	8.4
Gross profit	921.3	914.4	959.9	0.8	(4.7)
Selling, general and administrative expenses	654.1	706.0	754.1	(7.4)	(6.4)
Restructuring and other related costs	—	72.9	34.9	(100.0)	108.9
Impairment of intangible assets	—	68.6	7.1	(100.0)	866.2
Environmental and other related costs	15.3	35.3	—	(56.7)	—
Operating profit	251.9	31.6	163.8	697.2	(80.7)
Interest expense, net	24.5	32.1	34.8	(23.7)	(7.8)
Debt extinguishment and other costs	0.6	—	18.1	—	(100.0)
Other expense (income), net	(0.6)	10.1	0.4	(105.9)	*
Earnings (loss) before income taxes	227.4	(10.6)	110.5	*	(109.6)
Income tax expense (benefit)	27.1	(9.9)	23.0	(373.7)	(143.0)
Net earnings (loss)	200.3	(0.7)	87.5	*	(100.8)
Less: net earnings (loss) attributable to noncontrolling interests	0.2	(1.0)	(0.2)	(120.0)	400.0
Net earnings attributable to Wolverine World Wide, Inc.	$200.1	$0.3	$87.7	*	(99.7)%
Diluted earnings per share	$2.05	$—	$0.89	—%	(100.0)%
*Percentage change not meaningful
REVENUE
Revenue was $2,239.2 million for fiscal 2018, representing a decrease of 4.7% compared to the prior year's revenue of $2,350.0 million. The decrease reflects the closure of retail stores ($66.0 million), the change in business model for Stride Rite® ($47.5 million), the divestiture of the Sebago® brand ($26.0 million) and the sale of the Department of Defense contract business for Bates® ($26.1 million), partially offset by significant growth in eCommerce across all brands ($43.0 million). International revenue represented 32.8%, 31.5% and 28.2% of total reported revenues in fiscal years 2018, 2017 and 2016, respectively. Changes in foreign exchange rates increased revenues by approximately $4.1 million in fiscal 2018.
Revenue was $2,350.0 million for fiscal 2017, representing a decrease of 5.8% compared to the prior year's revenue of $2,494.6 million. The decrease reflects the closure of retail stores and the change in business model for Stride Rite® ($159.3 million). Changes in foreign exchange rates decreased revenues by approximately $1.7 million in fiscal 2017.
GROSS MARGIN
For fiscal 2018, the Company’s gross margin was 41.1%, compared to 38.9% in fiscal 2017. The gross margin increase was driven by favorable product mix (70 basis points), divestitures and portfolio changes (75 basis points), store closures (20 basis points), lower restructuring and other related costs (40 basis points) and the favorable impact of foreign exchange (15 basis points).
For fiscal 2017, the Company’s gross margin was 38.9%, compared to 38.5% in fiscal 2016. The gross margin increase was driven primarily by product cost decreases (230 basis points), which were partially offset by store closures (90 basis points), negative mix in international markets (70 basis points), and the negative impact of foreign exchange (30 basis points).
OPERATING EXPENSES
Operating expenses decreased $213.4 million in fiscal 2018, to $669.4 million. The decrease was driven by lower restructuring and other related costs ($72.9 million), lower impairment of intangible assets ($68.6 million), lower environmental and other related costs ($20.0 million), lower transformation costs ($37.7 million) and lower selling expenses ($29.1 million) due to the closure of certain retail stores in fiscal 2017, partially offset by a higher investment in advertising ($13.7 million) as part of the Company's growth agenda.
Operating expenses increased $90.5 million in fiscal 2017, to $890.5 million. The increase was driven by higher restructuring and other related costs ($38.0 million), higher impairment of intangible assets ($61.5 million), higher environmental and other related costs ($35.3 million), higher organizational transformation costs ($35.6 million) and higher incentive compensation expense ($12.9 million), partially offset by lower selling expenses ($32.1 million), lower retail store operating costs ($52.2 million), and lower advertising costs ($12.3 million).
INTEREST, OTHER AND TAXES
Net interest expense was $24.5 million, $32.1 million and $34.8 million in fiscal 2018, 2017 and 2016, respectively. The decreases from fiscal 2016 to fiscal 2017 and from fiscal 2017 to fiscal 2018 were driven by a lower effective interest rate on the Company's debt, lower average debt principal balances and higher interest income.
The Company incurred $0.6 million of debt extinguishment and other costs in connection with the refinancing of the Company's debt in the fourth quarter of fiscal 2018.
On December 22, 2017, the TCJA was enacted, which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
The effective tax rate in fiscal 2018 was 11.9%, compared to 93.7% in fiscal 2017. The lower effective tax rate in fiscal 2018 reflects the positive net impact from one-time discrete items, primarily a voluntary pension contribution of $60.0 million and a lower U.S. corporate tax rate following enactment of the TCJA. These benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates, primarily associated with an increase in U.S. income compared to the prior year, that included restructuring and other related costs, impairment of intangible assets and organizational transformation costs.
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
In the fourth quarter of fiscal 2018, the Company completed the analysis and computations necessary to finalize the provisional amounts reported in fiscal 2017 prior to the expiration of the December 22, 2018 applicable measurement period. The Company adjusted the computation of transition tax and remeasurement of deferred taxes, previously reported in fiscal 2017, and reflected a $1.2 million adjustment in the fourth quarter of fiscal 2018 to finalize the accounting under Staff Accounting Bulletin 118 ("SAB 118").
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

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®; and

•	Wolverine Heritage Group, consisting of Wolverine® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s multi-branded consumer-direct retail stores, leather marketing operations and sourcing operations that include third-party commission revenues. The Corporate category consists of unallocated corporate expenses, including restructuring and other related costs, impairment of intangible assets, organizational transformation costs, a foreign currency remeasurement gain recorded in the second quarter of fiscal 2018, a pension settlement loss related to the Company's purchase of pension annuity contracts in the fourth quarter of fiscal 2018 and environmental and other related costs.

On February 1, 2019, the Company implemented certain organizational changes. The Company is evaluating the impacts of these changes to its reportable operating segments, which will be reflected beginning with the first quarter of fiscal 2019.
The reportable operating segment results for fiscal years 2018, 2017 and 2016 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2018	2017	Change		2017	2016	Change
REVENUE
Wolverine Outdoor & Lifestyle Group	$951.9	$939.9	$12.0	1.3%	$939.9	$883.1	$56.8	6.4%
Wolverine Boston Group	895.5	988.8	(93.3)	(9.4)%	988.8	1,167.5	(178.7)	(15.3)%
Wolverine Heritage Group	320.3	327.9	(7.6)	(2.3)%	327.9	347.0	(19.1)	(5.5)%
Other	71.5	93.4	(21.9)	(23.4)%	93.4	97.0	(3.6)	(3.7)%
Total	$2,239.2	$2,350.0	$(110.8)	(4.7)%	$2,350.0	$2,494.6	$(144.6)	(5.8)%
OPERATING PROFIT (LOSS)
Wolverine Outdoor & Lifestyle Group	$196.8	$190.4	$6.4	3.4%	$190.4	$163.8	$26.6	16.2%
Wolverine Boston Group	157.5	153.6	3.9	2.5%	153.6	131.7	21.9	16.6%
Wolverine Heritage Group	60.8	53.3	7.5	14.1%	53.3	50.8	2.5	4.9%
Other	3.1	5.2	(2.1)	(40.4)%	5.2	3.3	1.9	57.6%
Corporate	(166.3)	(370.9)	204.6	(55.2)%	(370.9)	(185.8)	(185.1)	99.6%
Total	$251.9	$31.6	$220.3	697.2%	$31.6	$163.8	$(132.2)	(80.7)%
Further information regarding the reportable operating segments can be found in Note 17 to the consolidated financial statements.
Wolverine Outdoor & Lifestyle Group
The Outdoor & Lifestyle Group’s revenue increased $12.0 million, or 1.3%, in fiscal 2018 compared to fiscal 2017. The increase was due to mid-single digit growth in Merrell® and mid-single digit growth in Cat®, partially offset by a $26.0 million decline related to the divestiture of the Sebago® brand and a high-single digit decline for Hush Puppies®. The Merrell® revenue increase is the result of new product introductions, a strong at-once business, strength in the Hike, Work and Outdoor Life categories, and strong eCommerce growth that was partially offset by a $9.2 million decline due to store closures in 2017. The Cat® increase is due to a business model change in certain international markets, as well as growth in the U.S. The Hush Puppies® decrease is due to the exit of certain markets in Europe and poor sell-through in the U.S. and Canada.
The Outdoor & Lifestyle Group’s operating profit increased $6.4 million, or 3.4%, in fiscal 2018 compared to fiscal 2017. The operating profit increase was due to the revenue growth from Merrell® and Cat®, partially offset by the decline in Hush Puppies®. In addition, operating margin improved for Merrell® and Cat®. The Merrell® improvement resulted from better product mix and retail store closures in 2017, partially offset by planned investments in growth. The Cat® improvement is due to lower product costs.
The Outdoor & Lifestyle Group’s revenue increased $56.8 million, or 6.4%, in fiscal 2017 compared to fiscal 2016. The increase was due partially to a mid-single digit revenue increase for Merrell®, a low-teens increase for Cat® and a mid-teens increase for Chaco®, partially offset by a low-teens revenue decline for Hush Puppies®. The Merrell® increase was due to expansion into the work category and eCommerce growth, partially offset by the closure of retail stores. The Cat® increase was due to a business model change in certain international markets as well as growth in the U.S. The Chaco® increase was driven by growth in the brand's sandal products within the U.S. market. The Hush Puppies® decrease was due to the exit of certain markets in Europe and a strategic move away from lower margin customers in the U.S. and Canada.
The Outdoor & Lifestyle Group’s operating profit increased $26.6 million, or 16.2%, in fiscal 2017 compared to fiscal 2016. The operating profit increase was due to the revenue increase for Merrell®, lower selling, general and administrative expenses for the Group due to the exit of certain businesses in Europe and headcount reductions, partially offset by higher advertising costs for Chaco®.
Wolverine Boston Group
The Boston Group’s revenue decreased $93.3 million, or 9.4%, in fiscal 2018 compared to fiscal 2017. The decrease was driven by the transition of the Stride Rite® brand to a licensing model ($47.5 million) and the closure of retail stores ($47.5 million) and a high-single digit decline for Saucony®. This was partially offset by a low-single digit increase for Sperry® wholesale and

eCommerce channels and a mid-single digit increase for Keds® due to eCommerce growth. The Saucony® decrease was due to lower demand for products in the U.S. wholesale channel, partially offset by growth in Europe.
The Boston Group’s operating profit increased $3.9 million, or 2.5%, in fiscal 2018 compared to fiscal 2017. The increase was due to the closure of retail stores, higher operating profit for Keds® due to the higher revenue and higher gross margin and higher operating profit for Sperry® due to higher wholesale revenue. This was partially offset by lower operating profit from Saucony® due to lower revenues.
The Boston Group’s revenue decreased $178.7 million, or 15.3%, in fiscal 2017 compared to fiscal 2016. The decline was due to the closure of retail stores ($104.4 million) and the transition of the Stride Rite® brand to a licensing model ($35.3 million), in addition to high-single digit declines from Sperry® and Keds®. The Sperry® decrease was due to lower wholesale demand for its core boat products and the closure of retail stores. The Keds® decrease was due to the intentional exit of certain unprofitable points of distribution in the U.S. wholesale market.
The Boston Group’s operating profit increased $21.9 million, or 16.6%, in fiscal 2017 compared to fiscal 2016. The increase was due to the closure of retail stores and higher gross margin for Saucony® and Keds® and lower selling, general, and administrative expenses due to lower advertising spend and headcount reductions within the Group.
Wolverine Heritage Group
The Heritage Group’s revenue decreased $7.6 million, or 2.3%, in fiscal 2018 compared to fiscal 2017. The revenue decrease was due to the sale of the Department of Defense contract business in the third quarter of 2017 ($26.1 million), partially offset by high-single digit growth from Wolverine®, which was driven by a mid-forties increase in eCommerce and a mid-single digit increase in U.S. wholesale channel resulting from strength in the Work category.
The Heritage Group’s operating profit increased $7.5 million, or 14.1%, in fiscal 2018 compared to fiscal 2017. The operating profit increase was due to the higher revenue and gross margin improvement driven by product cost reduction for the Wolverine® brand and the sale of the low-margin Department of Defense contract business.
The Heritage Group’s revenue decreased $19.1 million, or 5.5%, in fiscal 2017 compared to fiscal 2016. The revenue decline was the result of a mid-twenties decline from Bates®, which was driven by decreases in the domestic contract business as well as the sale of the Department of Defense contract business in the third quarter of 2017.
The Heritage Group’s operating profit increased $2.5 million, or 4.9%, in fiscal 2017 compared to fiscal 2016. The operating profit increase was due to the improved margins for the Wolverine® and HyTest® brands and fewer contracts from the low-margin Department of Defense contract business.
Other
The Other category's revenue decreased $21.9 million, or 23.4%, in fiscal 2018 compared to fiscal 2017. The revenue decrease is due to a high-teens decline in the performance leathers business due to lower demand and the closure of multi-brand retail stores ($9.3 million). The Other category's operating profit decreased $2.1 million, or 40.4%, in fiscal 2018 compared to fiscal 2017, due to the performance leathers revenue decline.
The Other category’s revenue decreased $3.6 million, or 3.7%, in fiscal 2017 compared to fiscal 2016. The revenue decline was due to the closure of multi-brand retail stores, which was partially offset by a high-teens increase in the performance leathers business. The Other category's operating profit increased $1.9 million, or 57.6%, in fiscal 2017 compared to fiscal 2016.
Corporate
Corporate expenses decreased $204.6 million in fiscal 2018 compared to fiscal 2017. Corporate expenses were impacted by the decrease in restructuring and other related costs ($72.9 million), lower impairment of intangible assets ($68.6 million), lower organizational transformation costs ($37.7 million) and lower environmental and other related costs ($20.0 million).
Corporate expenses increased $185.1 million in fiscal 2017 compared to fiscal 2016. Corporate expenses were impacted by the increase in restructuring and other related costs ($38.7 million), higher impairment of intangible assets ($61.5 million), higher organizational transformation costs ($35.6 million), higher environmental and other related costs ($35.3 million) and higher incentive compensation expenses ($12.9 million).

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2018	2017	2016
Cash and cash equivalents	$143.1	$481.0	$369.8
Debt (1)	570.5	782.6	820.7
Available Revolving Credit Facility (2)	672.5	597.5	597.4
Net cash provided by operating activities	97.5	202.7	296.3
Net cash used in investing activities	(22.2)	(1.0)	(38.4)
Net cash used in financing activities	(404.5)	(98.0)	(79.5)
Additions to property, plant and equipment	21.7	32.4	55.3
Depreciation and amortization	31.5	37.2	43.5

(1)	Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Credit Facility.
Liquidity
Cash and cash equivalents of $143.1 million as of December 29, 2018 were $337.9 million lower compared to December 30, 2017. The decrease is due primarily to $213.7 million in net payments on the Company's debt, share repurchases of $174.7 million and $21.7 million of capital expenditures, partially offset by cash provided by operating activities of $97.5 million. The Company had $672.5 million of borrowing capacity available under the Revolving Credit Facility as of December 29, 2018. Cash and cash equivalents located in foreign jurisdictions totaled $92.6 million as of December 29, 2018.
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
As a result of the TCJA, the Company recorded a $58.1 million liability during the fourth quarter of 2017 related to the taxation of unremitted earnings of non-U.S. subsidiaries, which is to be paid over the next seven years. The Company does not expect the remaining amounts to be paid to have a material impact on its current or future liquidity.
A detailed discussion of environmental remediation costs is found in Note 16 to the consolidated financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of December 29, 2018, the Company has a reserve of $22.6 million, of which $11.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $11.1 million recorded in other liabilities and expected to be paid over the course of up to 30 years. The Company's remediation activity at the Tannery property, House Street site and other relevant disposal sites is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during fiscal 2018 was lower compared to fiscal 2017, due primarily to the wind-down of an accounts receivable financing program, inventory investments at the end of 2018 to support organic sales growth and an increase in contributions to its pension plans. The Company made contributions to its pension plans of $60.7 million, $11.3 million and $1.5 million in fiscal years 2018, 2017 and 2016, respectively. During 2018, working capital drove a use of cash of $137.9 million, which was driven by increases in accounts receivable of $95.0 million, inventories of $44.5 million and other operating assets of $17.8 million and a decrease in other operating liabilities of $19.3 million. These changes were partially offset by an increase in accounts payable of $40.6 million.
Cash from operations during fiscal 2017 was lower compared to fiscal 2016, due primarily to higher cash payments for restructuring activities of $45.4 million, changes in deferred income taxes of $75.8 million due to the impact of the TCJA and higher pension contributions of $9.8 million, in addition to changes in working capital. During fiscal 2017, working capital balances drove a source of cash of $113.3 million, which primarily was driven by the favorable impact of lower inventories of $45.4 million and increases in accounts payable, income taxes payable and other operating liabilities of $11.2 million, $46.1 million and 13.0 million, respectively.
Investing Activities
The Company made capital expenditures of $21.7 million, $32.4 million and $55.3 million in fiscal years 2018, 2017 and 2016, respectively. The higher capital expenditures during fiscal 2017 and 2016 were due primarily to building improvements for the Company's Boston office and west coast distribution center, respectively. The majority of the Company's capital expenditures in all three years was for building improvements and information system enhancements.
During fiscal 2017, the Company received proceeds of $38.6 million related to the sale of a business and other assets. During fiscal 2016, the Company received proceeds of $7.8 million for the sale of a non-core business.
Financing Activities
On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and a $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding borrowings under the Revolving Credit Facility of $125.0 million and outstanding letters of credit under the Revolving Credit Facility of $2.5 million as of December 29, 2018. The outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
As of December 29, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company’s debt at December 29, 2018 totaled $570.5 million, compared to $782.6 million at December 30, 2017. The decrease was due primarily to voluntary principal payments of $175.6 million and scheduled principal payments on Term Loan A of $37.5 million.
The Company has various foreign revolving credit facilities with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. There were no borrowings against this facility at December 29, 2018.
The Company repurchased $174.7 million, $42.3 million and $61.9 million of Company common stock in fiscal years 2018, 2017 and 2016, respectively, under stock repurchase plans. On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to the $27.6 million remaining under the previous repurchase program . In addition to the stock repurchase program activity, the Company acquired $8.8 million, $5.5 million and $4.9 million of shares in fiscal years 2018, 2017 and 2016, respectively, in connection with employee transactions related to stock incentive plans.
The Company declared cash dividends of $0.32 per share, $0.24 per share, and $0.24 per share in fiscal years 2018, 2017 and 2016 respectively. Dividends paid totaled $28.6 million, $23.0 million and $23.5 million, for fiscal years 2018, 2017 and 2016, respectively. A quarterly dividend of $0.10 per share was declared on February 11, 2019 to shareholders of record on April 1, 2019.
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
Control of the Company's goods and services, and associated fixed revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products by or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods. Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel.
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal year ended December 29, 2018, related to the Company’s contract liabilities, was nominal.
Allowance for Uncollectible Accounts
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ failure to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience.
Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
The Company reduces the carrying value of its inventories to the lower of cost or net realizable value for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated realizable value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory counts and subsequently comparing those results to perpetual inventory balances. If the Company determines that adjustments to the inventory quantities are appropriate, an adjustment to the Company’s cost of goods sold and inventory is recorded in the period in which such determination was made.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. No impairment charges were recognized for the Company's intangible assets during fiscal 2018. In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recorded a $68.8 million impairment charge for the Sperry® trade name. In the fourth quarter of fiscal 2016, as a result of its testing, the Company recorded a $7.1 million for the Stride Rite® trade name. The Company did not recognize any impairment charges for goodwill during fiscal years 2018, 2017 and 2016.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. No impairment charges were recognized for the Company's long-lived assets during fiscal 2018. The Company recorded impairment charges of $12.2 million and $11.6 million during fiscal years 2017 and 2016, respectively, related to certain retail store assets where the estimated future cash flows did not support the net book value of the assets.
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
Retirement Benefits
The determination of the obligation and expense for retirement benefits depends upon the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes.
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio.

The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 4.46% at December 29, 2018, compared to 3.80% at December 30, 2017. Pension expense is also impacted by the expected long-term rate of return on plan assets, which is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension asset. The expected long-term rate of return on plan assets was 7.00% and 7.25% during fiscal 2018 and 2017, respectively. The Company has determined that the expected long-term rate of return on plan assets will be 6.75% for fiscal 2019.
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
Concurrent with the enactment of the tax reform legislation on December 22, 2017, the SEC staff issued guidance in SAB 118 to address concerns regarding the ability of a reporting entity to timely comply with the accounting requirements to recognize all the effects of the Act in the period of enactment. Under SAB 118, the Company had up to 12 months from the enactment date to complete the accounting for some or all of the income tax effects triggered by the enactment of the law. The Company recorded a provisional estimate of the expected tax liability as required under SAB 118 during fiscal 2017. In the fourth quarter of fiscal 2018, the Company completed the analysis and computations necessary to finalize the provisional amounts reported in fiscal 2017 prior to the expiration of the December 22, 2018 applicable measurement period. The Company adjusted the computation of transition tax and remeasurement of deferred taxes, previously reported in fiscal 2017, and reflected a $1.2 million adjustment in the fourth quarter of fiscal 2018 to finalize the accounting under SAB 118.
As a result of the TCJA, the Company now intends to repatriate cash held in foreign jurisdictions and has recorded a deferred tax liability related to estimated state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries.
The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore not established a deferred tax liability on that amount of foreign unremitted earnings. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of December 29, 2018.

CONTRACTUAL OBLIGATIONS
As of December 29, 2018, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$710.6	$155.2	$63.0	$209.1	$283.3
Capital lease obligations	0.4	0.1	0.3	—	—
Operating lease obligations(2)	235.0	31.8	54.6	40.7	107.9
Purchase obligations (3)	356.3	356.3	—	—	—
Supplemental Executive Retirement Plan	41.7	3.8	7.8	8.2	21.9
Deferred compensation	1.9	0.4	0.8	0.4	0.3
Dividends declared	7.9	7.9	—	—	—
TCJA transition obligation	28.0	—	—	0.2	27.8
Minimum royalties	6.5	1.5	3.2	1.8	—
Minimum advertising	20.1	3.1	6.5	6.9	3.6
Total (4)	$1,408.4	$560.1	$136.2	$267.3	$444.8

(1)
Includes principal and interest payments on the Company’s long-term debt, net of the impact of an interest rate swap. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 29, 2018. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 10 to the consolidated financial statements for additional information on the Company's interest rate swap.

(2)
Operating lease obligations represent the future minimum rental payments under the provisions of Financial Accounting Standards Board (“FASB") Accounting Standards Codification ("ASC") Topic 840, Leases ("ASC 840"). Beginning in fiscal 2019, lease obligations will be recorded on the Company's balance sheet as a lease liability. See Note 2 to the consolidated financial statements for a discussion of the Company's adoption of Accounting Standards Updates (“ASU”) 2016-02, Leases.

(3)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(4)
The total amount of unrecognized tax benefits on the consolidated balance sheet at December 29, 2018 is $7.9 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 29, 2018 and December 30, 2017, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $225.1 million and $162.7 million, respectively, with maturities ranging up to 524 days.

The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated statement of operations.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. The hedge had a notional amount of $95.8 million as of December 29, 2018 and will mature on September 1, 2021. At December 29, 2018, a stronger U.S. dollar compared to certain foreign currencies, decreased the value of these investments in net assets by $20.3 million from their value at December 30, 2017. At December 30, 2017, a weaker U.S. dollar compared to foreign currencies, increased the value of these investments in net assets by $20.8 million from their value at December 31, 2016.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $325.0 million at December 29, 2018 and the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converted $181.3 million to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net asset of $1.6 million at the end of fiscal 2018. As of December 29, 2018, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 3.41%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $1.4 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2018	2017	2016
Revenue	$2,239.2	$2,350.0	$2,494.6
Cost of goods sold	1,317.9	1,426.6	1,526.4
Restructuring costs	—	9.0	8.3
Gross profit	921.3	914.4	959.9
Selling, general and administrative expenses	654.1	706.0	754.1
Restructuring and other related costs	—	72.9	34.9
Impairment of intangible assets	—	68.6	7.1
Environmental and other related costs	15.3	35.3	—
Operating profit	251.9	31.6	163.8
Other expenses:
Interest expense, net	24.5	32.1	34.8
Debt extinguishment and other costs	0.6	—	18.1
Other expense (income), net	(0.6)	10.1	0.4
Total other expenses	24.5	42.2	53.3
Earnings (loss) before income taxes	227.4	(10.6)	110.5
Income tax expense (benefit)	27.1	(9.9)	23.0
Net earnings (loss)	200.3	(0.7)	87.5
Less: net earnings (loss) attributable to noncontrolling interests	0.2	(1.0)	(0.2)
Net earnings attributable to Wolverine World Wide, Inc.	$200.1	$0.3	$87.7
Net earnings per share (see Note 3):
Basic	$2.07	$—	$0.90
Diluted	$2.05	$—	$0.89
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2018	2017	2016
Net earnings (loss)	$200.3	$(0.7)	$87.5
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(20.5)	21.1	(6.6)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $1.3, $(7.0) and $1.9	14.4	(16.0)	3.5
Reclassification adjustments included in net earnings (loss), net of taxes of $(1.3), $(0.3) and $(1.7)	2.5	(0.7)	(4.7)
Pension adjustments:
Net actuarial loss arising during the period, net of taxes of $(2.6), $(3.3) and $(11.2)	(9.9)	(6.0)	(20.8)
Amortization of prior actuarial losses, net of taxes of $0.7, $3.5 and $1.7	2.6	6.3	3.2
Amortization of prior service cost	—	—	0.1
Curtailment gain arising during the period, net of taxes $0.8 in 2017	—	1.5	—
Settlement loss (gain), net of taxes of $1.5 in 2018	5.7	—	(0.1)
Other comprehensive income (loss)	(5.2)	6.2	(25.4)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	0.3	(0.4)
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(5.0)	5.9	(25.0)

Comprehensive income	195.1	5.5	62.1
Less: comprehensive loss attributable to noncontrolling interest	—	(0.7)	(0.6)
Comprehensive income attributable to Wolverine World Wide, Inc.	$195.1	$6.2	$62.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$143.1	$481.0
Accounts receivable, less allowances:
December 29, 2018 – $26.6
December 30, 2017 – $31.5	361.2	271.3
Inventories:
Finished products, net	301.4	265.2
Raw materials and work-in-process, net	16.2	11.5
Total inventories	317.6	276.7
Prepaid expenses and other current assets	45.8	45.3
Total current assets	867.7	1,074.3
Property, plant and equipment:
Gross cost	381.8	391.1
Accumulated depreciation	(250.9)	(254.4)
Property, plant and equipment, net	130.9	136.7
Other assets:
Goodwill	424.4	429.8
Indefinite-lived intangibles	604.5	604.5
Amortizable intangibles, net	71.9	77.0
Deferred income taxes	3.1	4.3
Other	80.6	72.4
Total other assets	1,184.5	1,188.0
Total assets	$2,183.1	$2,399.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	December 29, 2018	December 30, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.3	$162.3
Accrued salaries and wages	31.9	40.0
Other accrued liabilities	106.4	122.0
Current maturities of long-term debt	7.5	37.5
Borrowings under revolving credit agreements and other short-term notes	125.0	0.5
Total current liabilities	473.1	362.3
Long-term debt, less current maturities	438.0	744.6
Accrued pension liabilities	92.0	142.2
Deferred income taxes	107.9	84.2
Other liabilities	80.5	110.5
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
December 29, 2018 – 107,609,206 shares
December 30, 2017 – 106,405,449 shares	107.6	106.4
Additional paid-in capital	201.4	149.2
Retained earnings	1,169.7	992.2
Accumulated other comprehensive loss	(88.3)	(75.2)
Cost of shares in treasury:
December 29, 2018 – 15,905,681 shares
December 30, 2017 – 10,345,141 shares	(404.4)	(223.0)
Total Wolverine World Wide, Inc. stockholders’ equity	986.0	949.6
Noncontrolling interest	5.6	5.6
Total stockholders’ equity	991.6	955.2
Total liabilities and stockholders’ equity	$2,183.1	$2,399.0

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2018	2017	2016
OPERATING ACTIVITIES
Net earnings (loss)	$200.3	$(0.7)	$87.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	31.5	37.2	43.5
Deferred income taxes	22.1	(75.8)	(5.8)
Stock-based compensation expense	31.2	25.4	22.8
Excess tax benefits from stock-based compensation	—	—	(0.6)
Pension contribution	(60.7)	(11.3)	(1.5)
Pension and SERP expense	11.8	14.9	10.4
Debt extinguishment costs	0.6	—	17.4
Restructuring and other related costs	—	81.9	43.2
Cash payments related to restructuring costs	(5.1)	(64.8)	(19.4)
Impairment of intangible assets	—	68.6	7.1
Environmental and other related costs, net of cash payments	(6.1)	32.3	—
Loss/(gain) on sale of a business and other assets	0.3	(7.0)	—
Other	9.5	(11.3)	(6.3)
Changes in operating assets and liabilities:
Accounts receivable	(95.0)	(2.7)	32.3
Inventories	(44.5)	45.4	110.0
Other operating assets	(17.8)	0.3	2.3
Accounts payable	40.6	11.2	(50.4)
Income taxes	(1.9)	46.1	1.0
Other operating liabilities	(19.3)	13.0	2.8
Net cash provided by operating activities	97.5	202.7	296.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(21.7)	(32.4)	(55.3)
Proceeds from sale of a business and other assets	2.2	38.6	7.8
Investment in joint venture	—	(2.1)	(0.5)
Other	(2.7)	(5.1)	9.6
Net cash used in investing activities	(22.2)	(1.0)	(38.4)
FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit agreements and other short-term notes	124.5	(2.6)	3.1
Borrowings of long-term debt	200.0	—	400.0
Payments on long-term debt	(538.2)	(37.5)	(393.8)
Payments of debt issuance and debt extinguishment costs	(2.7)	(0.1)	(17.9)
Cash dividends paid	(28.6)	(23.0)	(23.5)
Purchase of common stock for treasury	(174.7)	(51.5)	(52.7)
Purchases of shares under employee stock plans	(8.8)	(5.5)	(4.9)
Proceeds from the exercise of stock options	24.0	21.4	7.4
Excess tax benefits from stock-based compensation	—	—	0.6
Contributions from noncontrolling interests	—	0.8	2.2
Net cash used in financing activities	(404.5)	(98.0)	(79.5)
Effect of foreign exchange rate changes	(8.7)	7.5	(2.7)
Increase (decrease) in cash and cash equivalents	(337.9)	111.2	175.7
Cash and cash equivalents at beginning of the year	481.0	369.8	194.1
Cash and cash equivalents at end of the year	$143.1	$481.0	$369.8
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow – continued

	Fiscal Year
(In millions)	2018	2017	2016
OTHER CASH FLOW INFORMATION
Interest paid	$29.0	$31.5	$33.7
Net income taxes paid	17.4	23.6	35.4
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	1.3	0.8	1.7
Purchase of common stock for treasury not yet paid	—	—	9.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2016	$103.9	$75.9	$950.8	$(56.1)	$(110.8)	$6.0	$969.7
Net earnings (loss)			87.7			(0.2)	87.5
Other comprehensive loss				(25.0)		(0.4)	(25.4)
Shares issued under stock incentive plans, net of forfeitures (1,200,527 shares)	1.2	(1.3)					(0.1)
Shares issued for stock options exercised, net (530,585 shares)	0.5	6.9					7.4
Stock-based compensation expense		22.8					22.8
Income tax benefits from stock incentive plans		(1.0)					(1.0)
Cash dividends declared ($0.24 per share)			(23.4)				(23.4)
Issuance of treasury shares (57,798 shares)		(0.1)			1.2		1.1
Purchase of common stock for treasury (2,838,919 shares)					(61.9)		(61.9)
Purchases of shares under employee stock plans (283,578 shares)					(4.8)		(4.8)
Capital contribution from noncontrolling interests						2.2	2.2
Balance at December 31, 2016	$105.6	$103.2	$1,015.1	$(81.1)	$(176.3)	$7.6	$974.1
Net earnings (loss)			0.3			(1.0)	(0.7)
Other comprehensive income				5.9		0.3	6.2
Shares forfeited, net of shares issued under stock incentive plans (488,655 shares)	(0.5)	0.3					(0.2)
Shares issued for stock options exercised, net (1,247,064 shares)	1.3	20.1					21.4
Stock-based compensation expense		25.4					25.4
Cash dividends declared ($0.24 per share)			(23.2)				(23.2)
Issuance of treasury shares (44,480 shares)		0.2			0.9		1.1
Purchase of common stock for treasury (1,639,732 shares)					(42.3)		(42.3)
Purchases of shares under employee stock plans (227,464 shares)					(5.3)		(5.3)
Capital contribution from noncontrolling interests						0.8	0.8
Incremental investment in joint venture						(2.1)	(2.1)
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings			200.1			0.2	200.3
Other comprehensive loss				(5.0)		(0.2)	(5.2)
Shares forfeited, net of shares issued under stock incentive plans (154,084 shares)	(0.2)	(1.7)					(1.9)
Shares issued for stock options exercised, net (1,357,841 shares)	1.4	22.6					24.0
Stock-based compensation expense		31.2					31.2
Cash dividends declared ($0.32 per share)			(30.7)				(30.7)
Issuance of treasury shares (7,761 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (5,349,262 shares)					(174.7)		(174.7)
Purchases of shares under employee stock plans (219,039 shares)					(6.9)		(6.9)
Change in accounting principle (see Note 2)			8.1	(8.1)			—
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids' footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite® and Wolverine®. Licensing and distribution arrangements with third parties extend the global reach of the Company’s brand portfolio. The Company also operates a consumer-direct division to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Principles of Consolidation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2018, 2017 and 2016 all had 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 29, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 6.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $120.8 million, $107.1 million and $121.5 million for fiscal years 2018, 2017 and 2016, respectively. Prepaid advertising totaled $1.5 million and $2.8 million as of December 29, 2018 and December 30, 2017, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the LIFO method for certain domestic finished goods inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished goods inventories in foreign countries; certain domestic finished goods inventories; and for all finished goods inventories of the Company’s consumer-direct business, due to the unique nature of those operations. The Company has applied these inventory cost valuation methods consistently from year to year.
The Company reduces the carrying value of its inventories to the lower of cost or net realizable value for excess or obsolete inventories based upon assumptions about future demand and market conditions. If the Company were to determine that the estimated realizable value of its inventory is less than the carrying value of such inventory, the Company would provide a reserve for such difference as a charge to cost of sales. If actual market conditions are different from those projected, adjustments to those inventory reserves may be required. The adjustments would increase or decrease the Company’s cost of sales and net income in the period in which they were realized or recorded. Inventory quantities are verified at various times throughout the year by performing physical inventory counts and subsequently comparing those results to perpetual inventory balances. If the Company determines that adjustments to the inventory quantities are appropriate, an adjustment to the Company’s cost of goods sold and inventory is recorded in the period in which such determination was made.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing that result in a closing of such financings for the Company. Deferred financing costs related to fixed term borrowings are recorded as a reduction of long-term debt in the consolidated balance sheet. Deferred financing costs related to revolving credit facilities are recorded as an other noncurrent asset in the consolidated balance sheet. These costs are amortized into earnings through interest expense over the terms of the respective agreements. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. The Company would not be required to quantitatively determine the fair value of the indefinite-lived intangible unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. The Company may skip the qualitative assessment and quantitatively test indefinite-lived intangibles by comparison of the individual carrying values to the fair values. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration by management of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year. See Note 4 to the consolidated financial statements for information related to the results of the Company's annual test.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2018, 2017 and 2016.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following ASUs that have been adopted by the Company during fiscal 2018. The following is a summary of the effect of adoption of these new standards.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, 2017-13, and 2017-14)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the new revenue standard using the modified retrospective method at the beginning of the first quarter. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 29, 2018. See Note 6 for the impact of the adoption of this standard, as well as additional disclosures around the Company’s revenue from contracts with customers.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements.
The adoption of the new standard in fiscal 2018 did not have a material impact on the accounting for its financial assets and financial liabilities.
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

The Company now presents non-service pension costs as a component of Other expense (income), net. Non-services costs of $7.7 million and $3.9 million for fiscal years 2017 and 2016, respectively, have been retrospectively adjusted to Other expense (income) to conform with the new presentation.

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
Q1 2019
Upon adoption in the first quarter of 2019, the Company will recognize a right-of-use asset and a lease liability for the present value of future minimum rental payments for its portfolio of operating leases. The Company estimates that the lease liability as of the adoption on the first day of fiscal 2019 will be between $165.0 million and $185.0 million. The Company does not expect adoption of this standard will have a material impact on its results of operations or cash flows. The Company plans to adopt the new standard using the modified retrospective approach and elect the package of practical expedients for leases existing as of the transition date.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2018	2017	2016
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$200.1	$0.3	$87.7
Adjustment for earnings allocated to nonvested restricted common stock	(7.5)	—	(2.1)
Net earnings used to calculate basic earnings per share	192.6	0.3	85.6
Adjustment for earnings (loss) reallocated to nonvested restricted common stock	1.8	(0.2)	0.1
Net earnings used to calculate diluted earnings per share	$194.4	$0.1	$85.7
Denominator:
Weighted average shares outstanding	94.8	96.4	99.0
Adjustment for nonvested restricted common stock	(1.8)	(2.7)	(3.7)
Shares used to calculate basic earnings per share	93.0	93.7	95.3
Effect of dilutive stock options	2.0	1.7	0.9
Shares used to calculate diluted earnings per share	95.0	95.4	96.2
Net earnings per share:
Basic	$2.07	$—	$0.90
Diluted	$2.05	$—	$0.89
Options granted to purchase 25,230, 1,753,869 and 3,100,328 shares in fiscal years 2018, 2017 and 2016, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 29, 2018 or December 30, 2017. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $174.7 million, $42.3 million and $61.9 million of Company common stock in fiscal years 2018, 2017 and 2016, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $8.8 million, $5.5 million and $4.9 million of shares in fiscal years 2018, 2017 and 2016, respectively, in connection with employee transactions related to stock incentive plans.
On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Credit Agreement.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes during fiscal years 2018 and 2017 in the carrying amount of goodwill and indefinite-lived intangibles, which comprises trademarks and trade names, is as follows:

(In millions)	Goodwill	Indefinite-lived intangibles	Total
Balance at December 31, 2016	$424.3	$678.5	$1,102.8
Impairment	—	(68.6)	(68.6)
Sale of a business	—	(5.4)	(5.4)
Foreign currency translation effects	5.5	—	5.5
Balance at December 30, 2017	$429.8	$604.5	$1,034.3
Foreign currency translation effects	(5.4)	—	(5.4)
Balance at December 29, 2018	$424.4	$604.5	$1,028.9

No impairment charges were recognized for the Company's goodwill or intangible assets during fiscal 2018. In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recognized a $68.6 million impairment charge for the Sperry® trade name. If the operating results for Sperry® were to decline in future periods, the Company may need to record an additional non-cash impairment charge. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $518.2 million as of December 29, 2018.
In the third quarter of fiscal 2017, the Company sold the intangible assets related to its Sebago® brand from the Outdoor & Lifestyle Group operating segment. See Note 19 for additional information.
The Company did not recognize any impairment charges during fiscal years 2018, 2017 or 2016 for goodwill. The annual impairment testing indicated, for all reporting units tested quantitatively, that their fair values exceeded their respective carrying values. For the reporting units that the Company elected to test qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. They consist primarily of customer relationships, licensing arrangements and developed product technology. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	December 29, 2018
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	14	$100.5	$31.7	$68.8
Other	3	14.6	11.5	3.1
Total		$115.1	$43.2	$71.9

	December 30, 2017
(In millions)	Average remaining life (years)	Gross carrying value	Accumulated amortization	Net
Customer relationships	15	$100.5	$26.6	$73.9
Other	3	13.5	10.4	3.1
Total		$114.0	$37.0	$77.0
Amortization expense for these amortizable intangible assets was $6.2 million, $9.4 million and $14.0 million for fiscal years 2018, 2017 and 2016, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 29, 2018 is as follows:

(In millions)	2019	2020	2021	2022	2023
Amortization expense	$6.1	$5.8	$5.6	$5.4	$5.1

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2019. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. During the third quarter of fiscal 2018, the Company discontinued selling accounts receivable under the agreement. The Company continued to service the outstanding receivables sold to the financial institution until they were collected during the fourth quarter of fiscal 2018. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Fiscal Year
(In millions)	2018	2017	2016
Accounts receivable sold	$264.3	$558.3	$614.9
Fees charged	1.3	2.1	1.7
The fees are recorded in the Other expenses line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows. This program reduced the Company's accounts receivable by $0 and $70.1 million as of December 29, 2018 and December 30, 2017, respectively.

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
Control of the Company's goods and services, and associated fixed revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products by or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods. Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel.
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company recognizes the fixed consideration using time as an appropriate measure of progress and recognizes royalties only when cumulative royalties exceed the minimum guarantee. The Company believes time is the appropriate measure of progress and best represents a faithful depiction of the transfer of goods under the contract. The Company has $45.8 million of remaining fixed transaction price under its license agreements as of December 29, 2018, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

	Fiscal Year
(in millions)	2018	2017	2016
Wolverine Outdoor & Lifestyle Group:
Wholesale	$828.5	$829.3	$778.6
Consumer-direct	123.4	110.6	104.5
Total	951.9	939.9	883.1
Wolverine Boston Group:
Wholesale	762.0	814.5	894.4
Consumer-direct	133.5	174.3	273.1
Total	895.5	988.8	1,167.5
Wolverine Heritage Group:
Wholesale	300.7	315.0	338.0
Consumer-direct	19.6	12.9	9.0
Total	320.3	327.9	347.0
Other:
Wholesale	64.1	74.3	63.3
Consumer-direct	7.4	19.1	33.7
Total	71.5	93.4	97.0
Total revenue	$2,239.2	$2,350.0	$2,494.6
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal year ended December 29, 2018, related to the Company’s contract liabilities, was nominal.
The Company’s contract balances are as follows:

(In millions)	December 29, 2018	December 30, 2017
Product returns reserve	$13.6	$12.6
Customer rebates liability	12.8	10.4
Customer markdowns reserve	4.0	6.4
Other sales incentives reserves	2.3	3.3
Customer advances liability	3.8	6.7
The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from initial estimates. If actual results in the future vary from initial estimates, the Company subsequently adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

Product Returns
Consistent with industry practice, the Company offers limited product return rights for various return scenarios. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, and a reduction to trade receivables, net on the consolidated balance sheets. The Company believes there is sufficient current and historical information to record an estimate of the expected value of product returns although actual returns could differ from recorded amounts.
Rebates
The Company accrues for customer rebates related to customers who purchase required volumes or meet other criteria. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and an establishment of a current liability on the consolidated balance sheets.
Markdowns
Markdowns represent the estimated reserve resulting from commitments to sell products to the Company’s customers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the end consumer. The reserve is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to trade receivables, net on the consolidated balance sheets.
Other Sales Incentives
The Company accrues for other customer allowances for certain customers that purchase required volumes or meet other criteria. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to trade receivables, net on the consolidated balance sheets depending on the nature of the item.
Customer Advances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances from customers, before revenue is recognized, resulting in contract liabilities. Customer advances are recorded in the Other accrued liabilities line item on the consolidated balance sheets.

7.	INVENTORIES
The Company used the LIFO method to value inventories of $61.1 million and $53.2 million at December 29, 2018 and December 30, 2017, respectively. During fiscal 2018, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by $4.6 million. If the FIFO method had been used, inventories would have been $11.8 million and $16.4 million higher than reported at December 29, 2018 and December 30, 2017, respectively.

8.	DEBT
Total debt consists of the following obligations:

(In millions)	December 29, 2018	December 30, 2017
Term Loan A, due December 6, 2023	$200.0	$538.1
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	125.0	0.5
Capital lease obligation	0.4	0.5
Unamortized deferred financing costs	(4.9)	(6.5)
Total debt	$570.5	$782.6
On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $7.5 million as of December 29, 2018 and are recorded as current maturities of long-term debt on the consolidated balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding borrowings under the Revolving Credit Facility of $125.0 million as of December 29, 2018. The Company also had outstanding letters of credit under the Revolving Credit Facility of $2.5 million as of December 29, 2018 and December 30, 2017. These outstanding borrowings and letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At December 29, 2018, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 3.25% and 3.65%, respectively.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of December 29, 2018, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign Revolving Credit Facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of December 29, 2018 and $0.5 million outstanding as of December 30, 2017.
The Company has a capital lease obligation with payments scheduled to continue through February 2022.
The Company included in interest expense the amortization of deferred financing costs of $2.8 million, $2.8 million, and $3.1 million in fiscal years 2018, 2017 and 2016, respectively.
Annual maturities of debt, including capital leases, for the fiscal years subsequent to December 29, 2018 are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Annual maturities of debt	$132.5	$12.7	$10.2	$10.0	$160.0	$250.0

9.	PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES
Property, plant and equipment consisted of the following:

(In millions)	December 29, 2018	December 30, 2017
Land	$3.9	$4.0
Buildings and improvements	108.8	103.5
Machinery and equipment	162.5	171.0
Software	106.6	112.6
Gross cost	381.8	391.1
Less: accumulated depreciation	250.9	254.4
Property, plant and equipment, net	$130.9	$136.7
Depreciation expense was $25.3 million, $27.8 million and $29.5 million for fiscal years 2018, 2017 and 2016, respectively.
The Company leases machinery, equipment and certain warehouse, office and retail store space under operating lease agreements that expire at various dates through 2035. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses.
Rental expense under all operating leases, consisting primarily of minimum rentals, totaled $32.0 million, $39.9 million and $55.5 million in fiscal years 2018, 2017 and 2016, respectively. The Company recognized sublease income of $2.8 million, $1.9 million, and $0.9 million in fiscal years 2018, 2017 and 2016, respectively.
Future minimum rental payments due under noncancelable lease under the provisions of ASC 840, for the fiscal years subsequent to December 29, 2018, are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Minimum rental payments	$31.8	$28.4	$26.2	$23.7	$17.0	$107.9
As of December 29, 2018, the Company is due $21.9 million in future rentals under noncancelable subleases.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extend out to a maximum of 524 days and 356 days as of December 29, 2018 and December 30, 2017, respectively. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency translation exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 29, 2018	December 30, 2017
Foreign exchange contracts:
Hedge contracts	$220.3	$162.7
Non-hedge contracts	4.8	—
Interest rate swap	181.3	446.9
Cross currency swap	95.8	106.4
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 29, 2018	December 30, 2017
Financial assets:
Foreign exchange contracts - hedge	$8.7	$0.3
Interest rate swap	1.6	—
Financial liabilities:
Foreign exchange contracts - hedge	$—	$(5.0)
Interest rate swap	—	(0.3)
Cross currency swap	(8.2)	(13.8)
Hedge effectiveness on the foreign exchange contracts is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the cost of goods sold line item in the consolidated statements of operations. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the year-to-date ended December 29, 2018 and December 30, 2017. If, in the future, the foreign exchange contracts are determined to be ineffective hedges or terminated before their contractual termination dates, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts related to the cash flow hedges that are currently included in AOCI within stockholders’ equity.
The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. Hedge ineffectiveness was not material to the Company’s consolidated financial statements for the year-to-date ended December 29, 2018 and December 30, 2017.
Hedge effectiveness on the cross currency swap is assessed using the spot method. In accordance with ASC 815, the Company has formally documented the relationship between the cross currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedges’ inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of AOCI and will be recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value will be immediately recognized as a component of interest expense. The Company's cross currency swap has remained effective since inception through the year ended December 29, 2018.

11.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $31.2 million, $25.4 million and $22.8 million and related income tax benefits of $6.4 million, $8.6 million and $7.9 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2018, 2017 and 2016, respectively. The Company generally grants restricted stock or units (“Restricted Awards”), performance-based restricted stock or units (“Performance Awards”) and stock options under its stock-based compensation plans.
As of December 29, 2018, the Company had 8,154,675 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment or upon failure to achieve performance criteria in certain instances. These restrictions typically lapse over a three- to four-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued, shares or treasury shares.
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
Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $8.20, $5.50 and $3.36 per share for fiscal years 2018, 2017 and 2016, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2018	2017	2016
Expected market price volatility (1)	29.6%	29.3%	27.2%
Risk-free interest rate (2)	2.5%	1.7%	1.0%
Dividend yield (3)	0.8%	1.0%	1.4%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 2, 2016	6,372,394	$20.54	6.1	$8.6
Granted	2,445,573	16.88
Exercised	(562,610)	14.41
Cancelled	(761,695)	23.03
Outstanding at December 31, 2016	7,493,662	$19.55	6.4	$28.7
Granted	93,274	23.85
Exercised	(1,267,269)	17.15
Cancelled	(230,003)	21.37
Outstanding at December 30, 2017	6,089,664	$20.05	5.8	$72.1
Granted	28,171	31.85
Exercised	(1,359,387)	17.69
Cancelled	(56,446)	17.12
Outstanding at December 29, 2018	4,702,002	$20.83	5.2	$54.5
Nonvested at December 29, 2018	(581,194)
Exercisable at December 29, 2018	4,120,808	$21.30	4.9	$45.8
The total pretax intrinsic value of stock options exercised during fiscal years 2018, 2017 and 2016 was $21.2 million, $12.5 million and $4.0 million, respectively. As of December 29, 2018, there was $0.4 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 0.8 years. As of December 30, 2017 and December 31, 2016, there was $1.8 million and $4.8 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.0 years and 1.4 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of December 29, 2018, based on the Company’s closing stock price of $32.41 per share, was 4,048,842 and the weighted-average exercise price was $21.09 per share. As of December 30, 2017, 4,563,527 outstanding options were exercisable and in-the-money, with a weighted-average exercise price of $20.26 per share.
Restricted Awards and Performance Awards
A summary of the nonvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 2, 2016	1,726,639	$24.57	1,506,119	$26.08
Granted	1,050,758	16.89	1,008,228	16.71
Vested	(443,380)	22.10	(316,454)	23.54
Forfeited	(386,639)	23.27	(467,007)	23.22
Nonvested at December 31, 2016	1,947,378	$21.24	1,730,886	$21.86
Granted	762,078	23.06	511,722	25.14
Vested	(445,939)	22.03	(173,894)	27.01
Forfeited	(238,445)	21.66	(378,046)	25.04
Nonvested at December 30, 2017	2,025,072	$21.70	1,690,668	$21.54
Granted	609,276	31.81	384,657	35.10
Vested	(560,263)	22.93	(229,023)	26.64
Forfeited	(153,712)	23.81	(215,284)	26.18
Nonvested at December 29, 2018	1,920,373	$24.38	1,631,018	$23.42

As of December 29, 2018, there was $20.2 million of unrecognized compensation expense related to nonvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 29, 2018 was $17.4 million. As of December 30, 2017, there was $18.3 million of unrecognized compensation expense related to nonvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Restricted Awards vested during the year ended December 30, 2017 was $10.6 million. As of December 31, 2016, there was $16.6 million of unrecognized compensation expense related to nonvested Restricted Awards, which was expected to be recognized over a weighted-average period of 2.1 years. The total fair value of Restricted Awards vested during the year ended December 31, 2016 was $7.7 million.
As of December 29, 2018, there was $19.0 million of unrecognized compensation expense related to nonvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 29, 2018 was $7.3 million. As of December 30, 2017, there was $16.9 million of unrecognized compensation expense related to nonvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Performance Awards vested during the year ended December 30, 2017 was $4.0 million. As of December 31, 2016, there was $8.2 million of unrecognized compensation expense related to nonvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Performance Awards vested during the year ended December 31, 2016 was $5.2 million.

12.	RETIREMENT PLANS
The Company has three non-contributory, defined benefit pension plans that provide retirement benefits to less than half of its domestic employees. The Company’s principal defined benefit pension plan, which is closed to new participants, provides benefits based on the employee’s years of service and final average earnings. The remaining two defined benefit plans are closed to new participants and no longer accrue future benefits.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company for a period of time that generally extends 15 to 18 years following retirement. The Company maintains life insurance policies with a cash surrender value of $64.4 million at December 29, 2018 and $60.7 million at December 30, 2017 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for Company contributions based on earnings. The Company recognized expense for its contributions to the defined contribution plans of $4.5 million, $4.2 million and $4.0 million in fiscal years 2018, 2017 and 2016, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.1 million, $1.0 million and $1.1 million in fiscal years 2018, 2017 and 2016, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.1 million at December 29, 2018 and $1.1 million at December 30, 2017 and was recognized as a deferred compensation liability on the consolidated balance sheets.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2018 and 2017:

	Fiscal Year
(In millions)	2018	2017
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$443.4	$417.5
Service cost pertaining to benefits earned during the year	6.3	7.2
Interest cost on projected benefit obligations	16.5	17.7
Actuarial loss (gain)	(31.6)	30.5
Benefits paid to plan participants	(19.2)	(27.2)
Curtailment	—	(2.3)
Settlement	(66.6)	—
Projected benefit obligations at end of the year	$348.8	$443.4
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$299.6	$271.9
Actual return (loss) on plan assets	(22.6)	41.0
Company contributions - pension	60.7	11.3
Company contributions - SERP	2.5	2.6
Benefits paid to plan participants	(19.2)	(27.2)
Settlement	(66.6)	—
Fair value of pension assets at end of the year	$254.4	$299.6
Funded status	$(94.4)	$(143.8)
Amounts recognized in the consolidated balance sheets:
Non-current assets	$1.4	$2.1
Current liabilities	(3.8)	(3.7)
Non-current liabilities	(92.0)	(142.2)
Net amount recognized	$(94.4)	$(143.8)
Funded status of pension plans and SERP (supplemental):
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	57.4	54.0
Net funded status of pension plans and SERP (supplemental)	$(37.0)	$(89.8)
Unrecognized net actuarial loss recognized in AOCI was $44.6 million and $42.6 million, and amounts net of tax were $36.2 million and $28.6 million, as of December 29, 2018 and December 30, 2017, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $319.1 million at December 29, 2018 and $422.0 million at December 30, 2017. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2019 is $2.6 million.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2018	2017	2016
Service cost pertaining to benefits earned during the year	$6.3	$7.2	$6.5
Interest cost on projected benefit obligations	16.5	17.7	19.1
Expected return on pension assets	(21.5)	(19.8)	(20.1)
Net amortization loss	3.3	9.8	5.0
Settlement loss (gain)	7.2	—	(0.1)
Net pension expense	$11.8	$14.9	$10.4
Less: SERP expense	5.5	5.5	5.8
Qualified defined benefit pension plans expense	$6.3	$9.4	$4.6
During fiscal 2018 quarter, the Company completed a pension annuity purchase, which settled $66.6 million of projected benefit obligations. The Company recognized a settlement loss of $7.2 million due to the annuity purchase.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2018	2017
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	4.46%	3.80%
Rate of compensation increase - pension	3.82%	3.92%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	3.80%	4.35%
Expected long-term rate of return on plan assets	7.00%	7.25%
Rate of compensation increase - pension	3.92%	3.97%
Rate of compensation increase - SERP	7.00%	7.00%
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

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 29, 2018 were 57% in equity securities, 38% in fixed income securities and 5% in real estate investments. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 29, 2018			December 30, 2017
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$138.2	[1]	54.4%	$173.4	[1]	57.9%
Fixed income securities	98.0	[1]	38.5%	109.1	[1]	36.4%
Real estate investments	16.1	[1]	6.3%	15.8	[1]	5.3%
Other	2.1	[2]	0.8%	1.3	[2]	0.4%
Fair value of plan assets	$254.4		100.0%	$299.6		100.0%

[1]
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.

[2]	In accordance with ASC 820, investments have been measured using valuation techniques in which one or more significant inputs are unobservable (Level 3). See Note 15 for additional information.
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2019 and to make $3.8 million in contributions to the SERP in fiscal 2019.
Expected benefit payments for the fiscal years subsequent to December 29, 2018 are as follows:

(In millions)	2019	2020	2021	2022	2023	2024-2028
Expected benefit payments	$16.2	$15.7	$16.2	$16.9	$17.7	$98.6

13.	INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2018	2017	2016
United States	$159.2	$(78.2)	$54.7
Foreign	68.2	67.6	55.8
Earnings (loss) before income taxes	$227.4	$(10.6)	$110.5
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2018	2017	2016
Current expense:
Federal	$6.7	$48.1	$16.0
State	2.4	1.9	1.4
Foreign	10.9	14.0	11.3
Deferred expense (credit):
Federal	2.1	(72.0)	(6.9)
State	3.3	(0.2)	(0.3)
Foreign	1.7	(1.7)	1.5
Income tax provision	$27.1	$(9.9)	$23.0

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2018	2017	2016
Income taxes at U.S. statutory rates of 21%, 35% and 35%	$47.7	$(3.7)	$38.7
State income taxes, net of federal income tax	2.8	(4.2)	(6.1)
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	—	(3.5)	(0.4)
Other	(0.1)	(0.3)	0.2
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(10.8)	(17.3)	(17.3)
Other	(3.1)	3.5	3.3
Adjustments for uncertain tax positions	(1.4)	0.4	0.2
Change in valuation allowance	3.3	3.0	2.0
Change in state tax rates	1.9	0.1	(0.1)
Transition tax due to TCJA	(0.1)	58.1	—
Remeasurement of U.S. deferred taxes due to TCJA	—	(52.5)	—
Global Intangible Low Tax Income tax	3.7	—	—
Foreign Derived Intangible Income tax benefit	(6.8)	—	—
Deferred tax on future cash dividends	(0.9)	3.0	—
Permanent adjustments and non-deductible expenses	(9.6)	(0.6)	1.9
Other	0.5	4.1	0.6
Income tax provision	$27.1	$(9.9)	$23.0
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 29, 2018	December 30, 2017
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$4.9	$5.9
Deferred compensation accruals	6.9	8.9
Accrued pension expense	21.6	33.9
Stock-based compensation	16.9	16.7
Net operating loss and foreign tax credit carryforwards	19.2	15.1
Book over tax depreciation and amortization	0.8	—
Tenant lease expenses	4.1	3.2
Environmental reserve	5.0	7.9
Other	5.8	10.4
Total gross deferred income tax assets	85.2	102.0
Less valuation allowance	(17.8)	(14.5)
Net deferred income tax assets	67.4	87.5
Deferred income tax liabilities:
Intangible assets	(157.3)	(155.3)
Tax over book depreciation and amortization	(8.3)	(6.3)
Other	(6.6)	(5.8)
Total deferred income tax liabilities	(172.2)	(167.4)
Net deferred income tax liabilities	$(104.8)	$(79.9)
The valuation allowance for deferred income tax assets as of December 29, 2018 and December 30, 2017 was $17.8 million and $14.5 million, respectively. The net increase in the total valuation allowance for fiscal years 2018 and 2017 was $3.3 million and $3.0 million, respectively. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance comprises a decrease against the state deferred tax assets of $2.1 million and an increase related to state net operating loss carryforward of $2.8 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $2.6 million.
At December 29, 2018, the Company had foreign net operating loss carryforwards of $36.1 million, which have expirations ranging from 2019 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. state net operating loss carryforwards of $140.7 million, which have expirations ranging from 2019 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $3.6 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2018	2017
Beginning balance	$9.3	$8.9
Increases related to current year tax positions	0.8	1.8
Decreases related to prior year positions	(2.0)	(1.1)
Decrease due to lapse of statute	(0.2)	(0.3)
Ending balance	$7.9	$9.3
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $7.1 million and $8.5 million as of December 29, 2018 and December 30, 2017, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $2.4 million and $2.7 million as of December 29, 2018 and December 30, 2017, respectively.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be material to the consolidated financial statements. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.
On December 22, 2017, the TCJA was enacted, which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded income tax expense of $5.6 million during the fourth quarter of 2017. This amount, which is included in the income tax expense (benefit) line item in the consolidated statements of operations, consists of two components: (i) a $58.1 million expense relating to the estimated one-time mandatory transition tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company to be paid over eight years, and (ii) a $52.5 million benefit resulting from the remeasurement of the Company’s deferred tax assets and liabilities in the U.S. based on the new lower corporate income tax rate.
As a result of the TCJA, the Company now intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $0.6 million and $3.0 million for fiscal years 2018 and 2017, respectively. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of foreign unremitted earnings of $249.3 million at December 29, 2018. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
In the fourth quarter of fiscal 2018, the Company completed the analysis and computations necessary to finalize the provisional amounts reported in fiscal 2017 prior to the expiration of the December 22, 2018 applicable measurement period. The Company adjusted the computation of transition tax and remeasurement of deferred taxes, previously reported in fiscal 2017, and reflected a $1.2 million adjustment in the fourth quarter of fiscal 2018 to finalize the accounting under SAB 118.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2018 and 2017 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 31, 2016	$(53.5)	$2.8		$(30.4)		$(81.1)
Other comprehensive income (loss) before reclassifications (1)	20.8	(16.0)		(4.5)		0.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	(2)	9.8	(3)	9.4
Income tax (expense) benefit	—	(0.3)		(3.5)		(3.8)
Net reclassifications	—	(0.7)		6.3		5.6
Net current-period other comprehensive income (loss) (1)	20.8	(16.7)		1.8		5.9
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(20.3)	14.4		(9.9)		(15.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.8	(2)	10.5	(3)	14.3
Income tax (expense) benefit	—	(1.3)		(2.2)		(3.5)
Net reclassifications	—	2.5		8.3		10.8
Net current-period other comprehensive income (loss) (1)	(20.3)	16.9		(1.6)		(5.0)
Reclassifications to retained earnings (4)	—	(2.1)		(6.0)		(8.1)
Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense, and includes $7.2 million in fiscal 2018 related to a settlement loss. See Note 12.

(4)	Amounts reclassified to retained earnings upon adoption of ASU 2017-12 and ASU 2018-02.

15.	FAIR VALUE MEASUREMENTS
The Company follows ASC 820, which provides a consistent definition of fair value, focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-tier hierarchy for fair value measurements. ASC 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 29, 2018	December 30, 2017
Financial assets:
Derivatives	$10.3	$0.3
Financial liabilities:
Derivatives	$(8.2)	$(19.1)
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

(In millions)	December 29, 2018	December 30, 2017
Carrying value	$570.1	$782.1
Fair value	566.8	802.5
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

16.	LITIGATION AND CONTINGENCIES
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
The United States Centers for Disease Control and Prevention has concluded that studies of the health effects of PFOA and PFOS are “inconsistent and inconclusive,” but in May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion ("ppt") combined for PFOA and PFOS. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. On January 9, 2018, the Michigan Department of Environmental Quality (“MDEQ”) announced it developed a drinking water criterion of 70 ppt combined for PFOA and PFOS, which sets an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. This combined criterion took effect January 10, 2018.
The Company has been served with two regulatory actions including a civil action filed by the MDEQ under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with individual lawsuits and three putative class action lawsuits.

Regulatory and Civil Actions of EPA and MDEQ
On January 10, 2018, the MDEQ filed a civil action against the Company under the federal RCRA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "MDEQ Action").
The MDEQ Action seeks to require the Company to investigate the location and extent of PFAS in the environment, develop and implement plans for the continued sampling and analysis of impacts to drinking water wells from PFAS released or disposed of by the Company, and provide alternative drinking water supplies to homes impacted by PFAS for which the Company is allegedly responsible. The MDEQ Action further seeks to require the Company to connect users of drinking water wells to municipal drinking water supplies to address allegedly unacceptable risks posed by a release or threat of release of PFAS attributable to the Company. On December 19, 2018, the Company filed a third-party complaint against the 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the MDEQ Action.
The Company is working with the MDEQ to analyze the Tannery property, House Street site and other relevant disposal sites, test nearby residential drinking water wells and coordinate communications to impacted homeowners. The Company’s current remediation efforts have included, among other items, providing alternate drinking water to impacted homes, including bottled water and water filtration systems, sampling residential wells, installing and sampling monitoring wells and collecting and analyzing soil and sediment samples. The Company continues to collect and analyze this data on a continuing basis with the MDEQ and EPA.
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
Individual and Class Action Litigation
Individual lawsuits and three putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. In addition, the current owner of a former landfill and gravel mining operation has sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (collectively with the individual lawsuits and putative class actions, the “Litigation Matters”). Assessing potential liability with respect to the Litigation Matters at this time, however, is difficult. The Litigation Matters are in various stages of discovery and preliminary motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the Litigation Matters are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in Wolverine's defense and remediation efforts.
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

Environmental Liabilities
The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. The Company incurred $4.8 million of environmental remediation costs during fiscal 2018 and $31.1 million during fiscal year 2017, which net of payments, resulted in a reserve of $22.6 million as of December 29, 2018. The reserve comprises $11.5 million that is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $11.1 million recorded in other liabilities and is expected to be paid over the course of up to 30 years. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company expects that it will pay the amounts accrued over the periods of remediation for the applicable sites, currently ranging up to 30 years.
The Company's remediation activity at the Tannery property, House Street site and other relevant disposal sites is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 29, 2018 are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Minimum royalties	$1.5	$1.5	$1.7	$1.8	$—	$—
Minimum advertising	3.1	3.2	3.3	3.4	3.5	3.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.2 million, $2.3 million and $2.0 million for fiscal years 2018, 2017, and 2016, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $3.3 million, $3.2 million and $3.2 million for fiscal years 2018, 2017, and 2016, respectively.

17.	BUSINESS SEGMENTS
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

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell® and Hush Puppies®; and

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
On February 1, 2019, the Company implemented certain organizational changes. The Company is evaluating the impacts of these changes to its reportable operating segments, which will be reflected beginning with the first quarter of fiscal 2019.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Fiscal Year
(In millions)	2018	2017	2016
Revenue:
Wolverine Outdoor & Lifestyle Group	$951.9	$939.9	$883.1
Wolverine Boston Group	895.5	988.8	1,167.5
Wolverine Heritage Group	320.3	327.9	347.0
Other	71.5	93.4	97.0
Total	$2,239.2	$2,350.0	$2,494.6
Operating profit (loss):
Wolverine Outdoor & Lifestyle Group	$196.8	$190.4	$163.8
Wolverine Boston Group	157.5	153.6	131.7
Wolverine Heritage Group	60.8	53.3	50.8
Other	3.1	5.2	3.3
Corporate	(166.3)	(370.9)	(185.8)
Total	$251.9	$31.6	$163.8
Depreciation and amortization expense:
Wolverine Outdoor & Lifestyle Group	$2.3	$2.4	$3.0
Wolverine Boston Group	3.3	3.7	6.3
Wolverine Heritage Group	0.4	0.5	0.5
Other	3.1	3.5	3.8
Corporate	22.4	27.1	29.9
Total	$31.5	$37.2	$43.5
Capital expenditures:
Wolverine Outdoor & Lifestyle Group	$3.0	$0.5	$3.3
Wolverine Boston Group	1.2	1.6	6.1
Wolverine Heritage Group	0.1	—	0.5
Other	1.8	1.8	2.6
Corporate	15.6	28.5	42.8
Total	$21.7	$32.4	$55.3

(In millions)	December 29, 2018	December 30, 2017
Total assets:
Wolverine Outdoor & Lifestyle Group	$450.9	$420.4
Wolverine Boston Group	1,282.2	1,244.9
Wolverine Heritage Group	175.9	136.7
Other	50.0	42.2
Corporate	224.1	554.8
Total	$2,183.1	$2,399.0
Goodwill:
Wolverine Outdoor & Lifestyle Group	$127.3	$128.8
Wolverine Boston Group	280.6	284.5
Wolverine Heritage Group	16.5	16.5
Total	$424.4	$429.8
Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2018	2017	2016
United States	$1,505.2	$1,608.7	$1,791.5
Foreign:
Europe, Middle East and Africa	325.7	322.4	323.9
Canada	116.7	121.2	120.5
Other	291.6	297.7	258.7
Total from foreign territories	734.0	741.3	703.1
Total revenue	$2,239.2	$2,350.0	$2,494.6
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment, is as follows:

(In millions)	December 29, 2018	December 30, 2017	December 31, 2016
United States	$117.1	$122.4	$131.4
Foreign countries	13.8	14.3	14.7
Total	$130.9	$136.7	$146.1
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2018, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

18.	RESTRUCTURING ACTIVITIES
2017 Plan
Beginning in the second quarter of fiscal 2017, the Company implemented certain organizational changes and initiated the sale of certain assets and a change to the distribution model for certain brands (the “2017 Plan”). See Note 19 for additional information on the divestitures and distribution model changes. The Company completed the 2017 Plan during the fourth quarter of fiscal 2017. The Company expects annual pretax benefits of approximately $11.0 million as a result of the 2017 Plan. Costs incurred related to the 2017 Plan have been recorded within the Corporate category. The cumulative costs incurred are $11.3 million, with $1.5 million recorded in the restructuring costs line item as a component of cost of goods sold, and $9.8 million recorded in the restructuring and other related costs line item as a component of operating expenses.

The following is a summary of the activity during fiscal 2018 and 2017, with respect to a reserve established by the Company in connection with the 2017 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at December 31, 2016	$—	$—	$—	$—
Restructuring costs	7.6	1.6	2.1	11.3
Amounts paid	(4.3)	—	(0.3)	(4.6)
Charges against assets	—	(1.6)	(1.8)	(3.4)
Balance at December 30, 2017	$3.3	$—	$—	$3.3
Amounts paid	(3.3)	—	—	(3.3)
Balance at December 29, 2018	$—	$—	$—	$—
2016 Plan
On October 6, 2016, the Board of Directors of the Company approved a realignment of the Company’s consumer-direct operations (the “2016 Plan”), which resulted in the closure of certain retail stores. The Company closed 266 retail stores in connection with the 2016 Plan, which was completed during the fourth quarter of fiscal 2017. The Company expects annual pretax benefits of approximately $20.0 million as a result of the 2016 Plan. Costs incurred related to the 2016 Plan have been recorded within the Corporate category. The cumulative costs incurred are $75.1 million, with $10.2 million recorded in the restructuring costs line item as a component of cost of goods sold, and $64.9 million recorded in the restructuring and other related costs line item as a component of operating expenses.
The following is a summary of the activity during fiscal 2018, 2017 and 2016, with respect to a reserve established by the Company in connection with the 2016 Plan, by category of costs.

(In millions)	Severance and employee related	Impairment of property and equipment	Costs associated with exit or disposal activities	Total
Balance at January 2, 2016	$—	$—	$—	$—
Restructuring costs	0.8	—	5.0	5.8
Amounts paid	—	—	(1.1)	(1.1)
Charges against assets	—	—	(2.7)	(2.7)
Balance at December 31, 2016	$0.8	$—	$1.2	$2.0
Restructuring costs	3.5	9.4	56.4	69.3
Amounts paid	(4.0)	—	(52.3)	(56.3)
Charges against assets	—	(9.4)	(3.9)	(13.3)
Balance at December 30, 2017	$0.3	$—	$1.4	$1.7
Amounts paid	(0.3)	—	(1.1)	(1.4)
Balance at December 29, 2018	$—	$—	$0.3	$0.3
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
During the fourth quarter of fiscal 2016, the Company recorded impairment costs of $7.1 million related to indefinite-lived intangibles of its Stride Rite® brand. The Company recorded these costs within its Corporate category in the impairment of intangible assets line item as a component of operating expenses in the consolidated statements of operations.
The Company recorded impairment charges of $12.2 million during fiscal 2016 related to certain retail store assets where the estimated future cash flows did not support the net book value of the store assets. These costs were recorded within its corporate category in the restructuring and other related costs line item as a component of operating expenses in the consolidated statements of operations.

19.	DIVESTITURES
In the third quarter of fiscal 2017, the Company entered into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The Company received cash of $16.9 million for the sale of these assets and liabilities and recognized a gain of $0.2 million, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations and comprehensive income. The assets and liabilities sold, which were included in the Wolverine Multi-Brand Group, are as follows:

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

In the third quarter of fiscal 2017, the Company sold its Department of Defense contract business, which comprised an owned manufacturing facility, the transfer of employees and certain associated assets. The goodwill allocated to the sale of the business was nominal. The Company received cash of $7.8 million and recognized a loss on sale of $1.6 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations and comprehensive income. The assets sold, which were included in the Wolverine Heritage Group and Other segment, are as follows:

(In millions)	Book Value
Inventory	$5.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	3.0
Total assets sold	$9.1

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2018
(In millions, except per share data)	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 29, 2018	Quarter Ended December 29, 2018
Revenue	$534.1	$566.9	$558.6	$579.6
Gross profit	227.9	234.2	232.1	227.1
Net earnings attributable to Wolverine World Wide, Inc.	46.7	55.3	58.8	39.3
Net earnings per share:
Basic	$0.49	$0.58	$0.62	$0.39
Diluted	0.48	0.57	0.60	0.39

	Fiscal 2017
(In millions, except per share data)	Quarter Ended April 1, 2017	Quarter Ended July 1, 2017	Quarter Ended September 30, 2017	Quarter Ended December 30, 2017
Revenue	$591.3	$598.8	$581.3	$578.6
Gross profit	234.7	226.9	230.7	222.1
Net earnings (loss) attributable to Wolverine World Wide, Inc.	16.7	20.7	23.2	(60.3)
Net earnings (loss) per share:
Basic	$0.17	$0.21	$0.24	$(0.65)
Diluted	0.17	0.21	0.24	(0.65)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 29, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 29, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2018 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine Worldwide to be held on May 2, 2019. The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016.

•	Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
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

4.2	Form of 5.000% Senior Note due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.
10.1	Amended and Restated Stock Incentive Plan of 1999.* Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Stock Incentive Plan of 2001.* Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Stock Incentive Plan of 2003.* Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Exhibit Number	Document

10.4	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.5	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.6	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.7	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.8	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
10.13
Employees’ Pension Plan (Restated as amended through December 29, 2017).* Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

10.23	Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
10.24
Form of Performance Restricted Stock Unit Agreement (2018 - 2020 performance period).* Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.

10.25
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.26
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Exhibit Number	Document

10.27
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.27.

10.28
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.29	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.30	Wolverine World Wide, Inc. Deferred Compensation Plan, Amended and Restated.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018.
10.31	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.32	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.33	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 27, 2018.
10.34	Sixth Amendment to the Wolverine Employees' Pension Plan.*
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

Exhibit Number	Document

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

10.46
Receivables Purchase Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.47
Amendment to the Receivables Purchase Agreement, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser, dated January 5, 2018. Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

10.49
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

10.50
2018 Replacement Facility Amendment, dated as of December 6, 2018 among the Company, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, Wells Fargo Bank, National Association, Bank of America, N.A. and HSBC Bank USA, N.A., as co-syndication agents and lenders, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 26, 2019	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2019
Blake W. Krueger

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2019
Michael D. Stornant

/s/ Jeffrey M. Boromisa	Director	February 26, 2019
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 26, 2019
Gina R. Boswell

/s/ Roxane Divol	Director	February 26, 2019
Roxane Divol

/s/ William K. Gerber	Director	February 26, 2019
William K. Gerber

/s/ Joseph R. Gromek	Director	February 26, 2019
Joseph R. Gromek

/s/ David T. Kollat	Director	February 26, 2019
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 26, 2019
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 26, 2019
Nicholas T. Long

/s/ Michael A. Volkema	Director	February 26, 2019
Michael A. Volkema

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended December 29, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$14.2	$13.0	—	$17.7	(A)	$9.5
Allowance for sales returns	12.6	53.8	—	52.8	(B)	13.6
Allowance for cash discounts	4.7	7.7	—	8.9	(C)	3.5
Inventory valuation allowances	11.5	6.1	—	9.3	(D)	8.3
Total	$43.0	$80.6	—	$88.7		$34.9
Fiscal Year Ended December 30, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$17.2	$18.1	—	$21.1	(A)	$14.2
Allowance for sales returns	16.3	52.6	—	56.3	(B)	12.6
Allowance for cash discounts	5.9	17.9	—	19.1	(C)	4.7
Inventory valuation allowances	18.0	10.6	—	17.1	(D)	11.5
Total	$57.4	$99.2	—	$113.6		$43.0
Fiscal Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$21.8	$23.6	—	$28.2	(A)	$17.2
Allowance for sales returns	16.3	64.4	—	64.4	(B)	16.3
Allowance for cash discounts	6.3	21.0	—	21.4	(C)	5.9
Inventory valuation allowances	17.3	15.9	—	15.2	(D)	18.0
Total	$61.7	$124.9	—	$129.2		$57.4

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1