Form 10-Q
period 2019-03-30
WOLVERINE WORLD WIDE INC /DE/
filed 2019-05-09
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	WWW	New York Stock Exchange
There were 88,754,695 shares of common stock, $1 par value, outstanding as of April 26, 2019.

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

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	foreign currency exchange rate fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	increases in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•
the impact of regulation, regulatory and legal proceedings and legal compliance risks, including compliance with federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, and litigation or other legal proceedings relating to the protection of the environment or environmental effects on human health;

•
the potential breach of the Company’s databases or other systems, or those of its vendors, which contain certain personal information, payment card data or proprietary information, due to cyberattack or other similar event;

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “2018 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	March 30, 2019	March 31, 2018
Revenue	$523.4	$534.1
Cost of goods sold	303.2	306.2
Gross profit	220.2	227.9
Selling, general and administrative expenses	164.0	163.7
Environmental and other related costs	3.8	2.7
Operating profit	52.4	61.5
Other expenses:
Interest expense, net	6.9	7.2
Other income, net	(1.3)	(0.6)
Total other expenses	5.6	6.6
Earnings before income taxes	46.8	54.9
Income tax expense	6.2	8.3
Net earnings	40.6	46.6
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.1)
Net earnings attributable to Wolverine World Wide, Inc.	$40.5	$46.7

Net earnings per share (see Note 3):
Basic	$0.44	$0.49
Diluted	$0.43	$0.48

Comprehensive income	$43.4	$46.1
Less: comprehensive income attributable to noncontrolling interests	0.3	0.2
Comprehensive income attributable to Wolverine World Wide, Inc.	$43.1	$45.9

Cash dividends declared per share	$0.10	$0.08
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 30, 2019	December 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$80.6	$143.1	$257.1
Accounts receivable, less allowances:
March 30, 2019 – $25.7
December 29, 2018 – $26.6
March 31, 2018 – $33.6	375.5	361.2	295.3
Inventories:
Finished products, net	359.2	301.4	278.7
Raw materials and work-in-process, net	14.8	16.2	11.8
Total inventories	374.0	317.6	290.5
Prepaid expenses and other current assets	45.4	45.8	37.5
Total current assets	875.5	867.7	880.4
Property, plant and equipment:
Gross cost	385.6	381.8	394.5
Accumulated depreciation	(252.6)	(250.9)	(260.8)
Property, plant and equipment, net	133.0	130.9	133.7
Lease right-of-use assets, net	157.2	—	—
Other assets:
Goodwill	425.9	424.4	429.3
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	70.7	71.9	75.6
Deferred income taxes	3.4	3.1	4.5
Other	81.1	80.6	76.0
Total other assets	1,185.6	1,184.5	1,189.9
Total assets	$2,351.3	$2,183.1	$2,204.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 30, 2019	December 29, 2018	March 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112.6	$202.3	$97.2
Accrued salaries and wages	16.9	31.9	17.5
Other accrued liabilities	98.0	106.4	120.0
Lease liabilities	28.6	—	—
Current maturities of long-term debt	10.0	7.5	41.2
Borrowings under revolving credit agreements and other short-term notes	326.0	125.0	0.8
Total current liabilities	592.1	473.1	276.7
Long-term debt, less current maturities	435.3	438.0	630.3
Accrued pension liabilities	92.1	92.0	142.0
Deferred income taxes	108.6	107.9	84.4
Lease liabilities, noncurrent	147.3	—	—
Other liabilities	58.6	80.5	113.3
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
March 30, 2019 – 107,881,756 shares
December 29, 2018 – 107,609,206 shares
March 31, 2018 – 106,825,575 shares	107.9	107.6	106.8
Additional paid-in capital	208.0	201.4	163.1
Retained earnings	1,201.2	1,169.7	1,039.4
Accumulated other comprehensive loss	(85.7)	(88.3)	(84.1)
Cost of shares in treasury:
March 30, 2019 – 19,152,384 shares
December 29, 2018 – 15,905,681 shares
March 31, 2018 – 12,048,223 shares	(520.0)	(404.4)	(273.7)
Total Wolverine World Wide, Inc. stockholders’ equity	911.4	986.0	951.5
Noncontrolling interest	5.9	5.6	5.8
Total stockholders’ equity	917.3	991.6	957.3
Total liabilities and stockholders’ equity	$2,351.3	$2,183.1	$2,204.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net earnings	$40.6	$46.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7.2	7.8
Deferred income taxes	(0.4)	(0.5)
Stock-based compensation expense	6.6	7.9
Pension contribution	—	(0.3)
Pension and SERP expense	1.4	1.5
Cash payments related to restructuring costs	(0.1)	(3.1)
Environmental and other related costs, net of cash payments	(1.0)	(0.9)
Other	(5.9)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(13.6)	(23.9)
Inventories	(56.3)	(13.6)
Other operating assets	0.5	8.2
Accounts payable	(89.6)	(65.3)
Income taxes payable	(0.5)	(0.9)
Other operating liabilities	(21.3)	(25.1)
Net cash used in operating activities	(132.4)	(61.3)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.8)	(3.4)
Other	(0.1)	(0.7)
Net cash used in investing activities	(7.9)	(4.1)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	201.0	0.3
Payments on long-term debt	—	(111.3)
Payments of debt issuance costs	(0.3)	—
Cash dividends paid	(7.9)	(5.8)
Purchases of common stock for treasury	(103.1)	(42.5)
Employee taxes paid under stock-based compensation plans	(16.3)	(7.9)
Proceeds from the exercise of stock options	4.1	8.1
Net cash provided by (used in) financing activities	77.5	(159.1)
Effect of foreign exchange rate changes	0.3	0.6
Decrease in cash and cash equivalents	(62.5)	(223.9)
Cash and cash equivalents at beginning of the year	143.1	481.0
Cash and cash equivalents at end of the quarter	$80.6	$257.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings (loss)			46.7			(0.1)	46.6
Other comprehensive income (loss)				(0.8)		0.3	(0.5)
Shares forfeited, net of shares issued under stock incentive plans (104,227 shares)	(0.1)	(1.7)					(1.8)
Shares issued for stock options exercised, net (524,353 shares)	0.5	7.6					8.1
Stock-based compensation expense		7.9					7.9
Cash dividends declared ($0.08 per share)			(7.6)				(7.6)
Issuance of treasury shares (1,815 shares)		0.1			—		0.1
Purchase of common stock for treasury (1,509,664 shares)					(44.6)		(44.6)
Purchases of shares under employee stock plans (195,233 shares)					(6.1)		(6.1)
Change in accounting principle			8.1	(8.1)			—
Balance at March 31, 2018	$106.8	$163.1	$1,039.4	$(84.1)	$(273.7)	$5.8	$957.3

Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			40.5			0.1	40.6
Other comprehensive income				2.6		0.2	2.8
Shares issued, net of shares forfeited under stock incentive plans (9,243 shares)	—	(3.8)					(3.8)
Shares issued for stock options exercised, net (263,307 shares)	0.3	3.8					4.1
Stock-based compensation expense		6.6					6.6
Cash dividends declared ($0.10 per share)			(9.0)				(9.0)
Purchase of common stock for treasury (2,891,761 shares)					(103.1)		(103.1)
Purchases of shares under employee stock plans (356,880 shares)					(12.5)		(12.5)
Balance at March 30, 2019	$107.9	$208.0	$1,201.2	$(85.7)	$(520.0)	$5.9	$917.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended March 30, 2019 and March 31, 2018
(Unaudited)

1.	BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; children’s footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, HyTest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite® and Wolverine®. The Company’s products are marketed worldwide through owned operations and through licensing and distribution arrangements with third parties. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2018 Form 10-K.
As described in Note 2, the Company adopted ASU 2016-02, Leases, at the beginning of the first quarter of fiscal 2019. Under the modified retrospective method, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As described in Note 16, the Company realigned certain brands into a new operating segment during the first quarter of fiscal 2019. All prior period disclosures have been restated to reflect the new reportable operating segments.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2019 and 2018 both have 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Seasonality
The Company’s business is subject to seasonal influences that can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in recent years.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Update (“ASU”) that the Company adopted during 2019. The following is a summary of the effect of adoption of this new standard.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (as amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01)
The core principle is that a lessee shall recognize a lease liability in its statement of financial position for the present value of all future lease payments. A lessee would also recognize a right-of-use asset representing its right to use the underlying asset for the lease term. Under a new transition method, a reporting entity will apply the new lease requirements as of the effective date and continue to report comparative periods presented in the financial statements under GAAP in effect during the comparable periods.

The Company adopted ASU 2016-02 at the beginning of the first quarter using the modified retrospective approach and elected the package of practical expedients for its existing leases. The Company recognized a lease liability of $178.1 million, which was equal to the present value of the future lease payments for its portfolio of operating leases. The Company recognized a right-of-use asset of $157.3 million, which is equal to the lease liabilities adjusted for the balance of accrued rent and unamortized lease incentives as of the effective date. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or cash flows. See Note 8 for additional information on the adoption of this standard and disclosures regarding the Company’s leases.

The FASB has issued the following ASU that has not yet been adopted by the Company. The following is a summary of the planned adoption period and anticipated impact of adopting this new standard.

Standard	Description	Planned Period of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (as amended by ASU 2018-19)
Seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	March 30, 2019	March 31, 2018
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$40.5	$46.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(0.9)
Net earnings used in calculating basic and diluted earnings per share	39.7	45.8
Denominator:
Weighted average shares outstanding	91.0	95.7
Adjustment for non-vested restricted common stock	(1.0)	(2.0)
Shares used in calculating basic earnings per share	90.0	93.7
Effect of dilutive stock options	1.8	1.9
Shares used in calculating diluted earnings per share	91.8	95.6
Net earnings per share:
Basic	$0.44	$0.49
Diluted	$0.43	$0.48
For the quarters ended March 30, 2019 and March 31, 2018, 33,614 and 101,321 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Goodwill balance at beginning of the year	$424.4	$429.8
Foreign currency translation effects	1.5	(0.5)
Goodwill balance at end of the quarter	$425.9	$429.3
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of March 30, 2019 and December 29, 2018. The carrying value of the Company’s Sperry® trade name was $518.2 million as of March 30, 2019. If the operating results for Sperry® were to decline in future periods compared to current projections, the Company may need to record a non-cash impairment charge.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of 2019. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability as of the end of the first quarter of 2018. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. During the third quarter of fiscal 2018, the Company discontinued selling accounts receivables under the agreement. The Company continued to service the outstanding receivables until they were collected.

The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Accounts receivable sold	$—	$112.6
Fees charged	—	0.5
The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $71.0 million as of March 31, 2018.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. The Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations and recognizes revenue upon completion of the performance obligation. Revenue is recognized net of variable consideration and any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company has $39.9 million of remaining fixed transaction price under its license agreements as of March 30, 2019, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
The Company provides disaggregated revenue by sales channel, including the wholesale and consumer-direct sales channels, reconciled to the Company’s reportable operating segments. The wholesale channel includes royalty revenues due to the similarity in the Company’s oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Quarter Ended March 30, 2019			Quarter Ended March 31, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$272.3	$30.4	$302.7	$271.5	$24.4	$295.9
Wolverine Boston Group	175.5	29.3	204.8	194.2	24.8	219.0
Other	15.0	0.9	15.9	17.8	1.4	19.2
Total	$462.8	$60.6	$523.4	$483.5	$50.6	$534.1
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the quarters ended March 30, 2019 and March 31, 2018, related to the Company’s contract liabilities, was nominal.

The Company’s contract balances are as follows:

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Product returns reserve	$10.9	$13.6	$13.3
Customer rebates liability	11.3	12.8	10.6
Customer markdowns reserve	4.8	4.0	6.3
Other sales incentives reserves	2.5	2.3	4.2
Customer advances liability	3.5	3.8	5.4
The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from initial estimates. If actual results in the future vary from initial estimates, the Company subsequently adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Term Loan A, due December 6, 2023	$200.0	$200.0	$426.9
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	326.0	125.0	0.8
Capital lease obligation	—	0.4	0.4
Unamortized debt issuance costs	(4.7)	(4.9)	(5.8)
Total debt	$771.3	$570.5	$672.3
On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $10.0 million as of March 30, 2019 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $2.3 million, $2.5 million and $2.5 million as of March 30, 2019, December 29, 2018 and March 31, 2018, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At March 30, 2019, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 3.31% and 3.78%, respectively.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.

The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of March 30, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign Revolving Credit Facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of March 30, 2019 and December 29, 2018 and $0.8 million as of March 31, 2018.
Prior to fiscal 2019, the Company had a capital lease obligation. As a result of the adoption of ASU 2016-02, Leases, the capital lease is now classified as a financing lease and is no longer included in long term debt.
The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $1.0 million for the quarters ended March 30, 2019 and March 31, 2018, respectively.
8. LEASES
The Company adopted ASU 2016-02, Leases, at the beginning of the first quarter of 2019 using the modified retrospective approach applied to all leases as of the date of application. The Company elected the package of practical expedients for leases existing as of the effective date under which it did not reassess whether contracts contain leases under the new definition of a lease, the lease classification or whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In addition, the Company did not elect the hindsight practical expedient for considering judgments and estimates relating to its existing leases such as determining the remaining lease term.
Description of Leases
The Company’s leases consist primarily of corporate offices, retail stores, distribution centers, showrooms, vehicles and office equipment. The Company leases assets in the normal course of business to meet its current and future needs while providing flexibility to its operations. The Company enters into contracts with third parties to lease specifically identified assets. Most of the Company’s leases have contractually specified renewal periods. Most retail store leases have early termination clauses that the Company can elect if stipulated sales amounts are not achieved. The Company determines the lease term for each lease based on the terms of each contract and factors in renewal and early termination options if such options are reasonably certain to be exercised.
Accounting for Leases
Under FASB ASC Topic 842, Leases, the Company has elected the practical expedient to account for lease components and nonlease components associated with individual leases as a single lease component for all of its leases. In addition, the Company has elected to account for multiple lease components as a single lease component. The Company’s leases may include variable lease costs such as payments based on changes to an index, payments based on a percentage of retail store sales, and maintenance, utilities, shared marketing or other service costs that are paid directly to the lessor under terms of the lease. The Company recognizes variable lease payments when the amounts are incurred and determinable. The Company has elected to account for leases less than one year as short-term leases and accordingly does not recognize a right-of-use asset or lease liability for these leases. The Company recognizes rent expense on a straight-line basis over the lease term.
The Company subleases certain portions of leased offices and distribution centers that exceed the Company’s current operational needs. Since the Company utilizes the majority of the leased space and retains the obligation to the lessor, the underlying leases continue to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the term of the sublease, and beginning in fiscal 2019, is recognized in Other income, net on the consolidated condensed statements of operations and comprehensive income.
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments. The weighted-average discount rate for operating leases as of March 30, 2019 is 5.1%. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of March 30, 2019 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
The following is a summary of the Company’s lease cost.

Quarter Ended
(In millions)	March 30, 2019
Operating lease cost	$8.0
Variable lease cost	3.5
Short-term lease cost	0.2
Sublease income	(1.0)
Total lease cost	$10.7
The weighted-average remaining lease term for operating leases as of March 30, 2019 is 10.7 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to March 30, 2019 are as follows:

(In millions)	Operating Leases
Remainder of 2019	$21.6
2020	29.0
2021	26.5
2022	23.9
2023	17.7
Thereafter	111.6
Total future payments	230.3
Less: imputed interest	54.4
Recognized lease liability	$175.9
The Company made cash payments of $9.6 million for operating lease liabilities during the quarter ended March 30, 2019. During the quarter ended March 30, 2019, the Company entered into new leases that resulted in the noncash recognition of right-of-use assets and lease liabilities of $5.1 million. In addition, the Company entered into real estate leases which will commence subsequent to March 30, 2019 with future undiscounted rental payments of $6.9 million. The Company has a financing lease with future payments of $0.4 million and a remaining term of 2.8 years.

9.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 531 days, 524 days and 545 days, as of March 30, 2019, December 29, 2018 and March 31, 2018, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in AOCI within stockholders’ equity. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss) (“AOCI”), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in AOCI. All other changes in fair value are recorded in interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the cross-currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 30, 2019	December 29, 2018	March 31, 2018
Foreign exchange contracts:
Hedge contracts	$235.3	$220.3	$198.9
Non-hedge contracts	—	4.8	5.5
Interest rate swaps	162.5	181.3	442.0
Cross currency swap	79.8	95.8	106.4
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Financial assets:
Foreign exchange contracts - hedge	$7.0	$8.7	$0.9
Interest rate swaps	0.9	1.6	2.3
Financial liabilities:
Foreign exchange contracts - hedge	$(1.0)	$—	$(3.1)
Cross currency swap	(5.1)	(8.2)	(19.0)

10.	STOCK-BASED COMPENSATION
The Company recognized compensation expense of $6.6 million and $7.9 million and related income tax benefits of $1.3 million and $1.6 million for grants under its stock-based compensation plans for the quarters ended March 30, 2019 and March 31, 2018, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the quarter ended March 30, 2019, the Company issued 482,893 restricted awards at a weighted average grant date fair value of $34.81 per award. During the quarter ended March 31, 2018, the Company issued 502,775 restricted awards at a weighted average grant date fair value of $31.87 per award.
During the quarter ended March 30, 2019, the Company issued 329,089 performance awards at a weighted average grant date fair value of $37.65 per award. During the quarter ended March 31, 2018, the Company issued 335,315 performance awards at a weighted average grant date fair value of $31.85 per award.

11.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Service cost pertaining to benefits earned during the period	$1.4	$1.6
Interest cost on projected benefit obligations	3.8	4.1
Expected return on pension assets	(4.4)	(5.0)
Net amortization loss	0.6	0.8
Net pension expense	$1.4	$1.5
The non-service cost components of net pension expense is recorded in the Other income, net line item on the consolidated condensed statements of operations and comprehensive income. The Company made contributions to its pension plans of $0.3 million for the quarter ended March 31, 2018.

12.	INCOME TAXES
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
The Company’s effective tax rates for the quarters ended March 30, 2019 and March 31, 2018 were 13.2% and 15.1%, respectively. The lower effective tax rate in the current year period reflects the positive net impact from discrete items.
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

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity. The change in accumulated other comprehensive income (loss) during the quarters ended March 30, 2019 and March 31, 2018 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(0.2)	(3.2)		—		(3.4)
Amounts reclassified from AOCI	—	2.7	(2)	0.8	(3)	3.5
Income tax expense (benefit)	—	(0.8)		(0.1)		(0.9)
Net reclassifications	—	1.9		0.7		2.6
Net current-period other comprehensive income (loss) (1)	(0.2)	(1.3)		0.7		(0.8)
Reclassifications to retained earnings (4)	$—	$(2.1)		$(6.0)		$(8.1)
Balance of AOCI as of March 31, 2018	$(32.9)	$(17.3)		$(33.9)		$(84.1)

Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	2.4	1.3		—		3.7
Amounts reclassified from AOCI	—	(1.8)	(2)	0.6	(3)	(1.2)
Income tax expense (benefit)	—	0.2		(0.1)		0.1
Net reclassifications	—	(1.6)		0.5		(1.1)
Net current-period other comprehensive income (loss) (1)	2.4	(0.3)		0.5		2.6
Balance of AOCI as of March 30, 2019	$(50.6)	$0.6		$(35.7)		$(85.7)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

(4)
Amounts reclassified to retained earnings upon adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Financial assets:
Derivatives	$7.9	$10.3	$3.2
Financial liabilities:
Derivatives	$(6.1)	$(8.2)	$(22.1)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
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

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Carrying value	$771.3	$570.1	$671.9
Fair value	782.2	566.8	681.4
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

15.	LITIGATION AND CONTINGENCIES
Litigation
The Company operated a leather tannery in Rockford, Michigan from the early 1900s through 2009 (the “Tannery”). The Company also owns a parcel on House Street in Plainfield Township that the Company used for the disposal of Tannery byproducts until about 1970 (the "House Street" site). Beginning in the late 1950s, the Company used 3M Company’s Scotchgard™ in its processing of certain leathers at the Tannery. Until 2002 when 3M changed its Scotchgard™ formula, Tannery byproducts disposed of by the Company at the House Street site and other locations may have contained PFOA and/or PFOS, two chemicals in the family of compounds known as per- and polyfluoroalkyl substances (together, “PFAS”). PFOA and PFOS help provide non-stick, stain-resistant, and water-resistant qualities, and were used for many decades in commercial products like firefighting foams and metal plating, and in common consumer items like food wrappers, microwave popcorn bags, pizza boxes, Teflon™, carpets and Scotchgard™.
The United States Centers for Disease Control and Prevention has concluded that studies of the health effects of PFOA and PFOS are “inconsistent and inconclusive,” but in May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion ("ppt") combined for PFOA and PFOS. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes.
The Company has been served with two regulatory actions including a civil action filed by the MDEQ under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), Part 201 of the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and Part 31 of NREPA, and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with individual lawsuits and three putative class action lawsuits.

Regulatory and Civil Actions of EPA and MDEQ
On January 10, 2018, the MDEQ filed a civil action against the Company under the federal RCRA and Parts 201 and 31 of NREPA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "MDEQ Action"). Plainfield and Algoma Townships have intervened in the MDEQ Action alleging claims under RCRA, CERCLA, Part 201 of NREPA, and common law nuisance.
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

Environmental Liabilities
The following is a summary of the activity with respect to an environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Remediation liability at beginning of the year	$22.6	$31.1
Changes in estimate	—	0.9
Amounts paid	(2.3)	(2.8)
Remediation liability at the end of the quarter	$20.3	$29.2
The reserve balance as of March 30, 2019 comprises $9.2 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $11.1 million expected to be paid over the course of up to 28 years, recorded in other liabilities.
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual site. The liabilities are recognized on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. No estimated recoveries from legacy insurance policies or other responsible parties are included in the reserve.
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
Minimum Royalties and Advertising Commitments
Minimum future royalty and advertising obligations for the fiscal periods subsequent to March 30, 2019 under the terms of certain licenses held by the Company are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Minimum royalties	$1.0	$1.5	$1.7	$1.8	$—	$—
Minimum advertising	2.7	3.2	3.3	3.4	3.5	3.6
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $0.5 million for the quarters ended March 30, 2019 and March 31, 2018, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.4 million and $0.8 million for the quarters ended March 30, 2019 and March 31, 2018, respectively.

16.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. The change was to align our brands under key leadership to best support innovation and efficiency. All prior-period disclosures have been restated to reflect these new reportable operating segments.

•
Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as environmental and other related costs. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for each reportable operating segment.

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Revenue:
Wolverine Michigan Group	$302.7	$295.9
Wolverine Boston Group	204.8	219.0
Other	15.9	19.2
Total	$523.4	$534.1
Operating profit (loss):
Wolverine Michigan Group	$58.5	$65.3
Wolverine Boston Group	32.0	36.8
Other	0.8	0.9
Corporate	(38.9)	(41.5)
Total	$52.4	$61.5

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Total assets:
Wolverine Michigan Group	$775.0	$626.8	$591.0
Wolverine Boston Group	1,365.0	1,282.2	1,235.8
Other	48.5	50.0	42.5
Corporate	162.8	224.1	334.7
Total	$2,351.3	$2,183.1	$2,204.0
Goodwill:
Wolverine Michigan Group	$144.3	$143.8	$146.1
Wolverine Boston Group	281.6	280.6	283.2
Total	$425.9	$424.4	$429.3

17.	SUBSEQUENT EVENTS
On April 30, 2019, the Company acquired Sportlab S.R.L., which is a current distributor of Saucony® footwear in Italy. In addition to $11.7 million paid on April 30, 2019, the Company will make additional payments for trade receivables and an earnout provision.  The earnout provision will be calculated on the extent by which a specified revenue target is missed or exceeded during fiscal 2019. Due to the close proximity of the closing date of the transaction to the Form 10-Q filing, the Company is unable to provide the initial accounting impacts of the acquisition at this time.

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
The Company’s brands are marketed in approximately 200 countries and territories, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. As of March 30, 2019, the Company operated 80 retail stores in the United States and Canada and 40 consumer-direct websites.
2019 FINANCIAL OVERVIEW

•
Revenue was $523.4 million for the first quarter of 2019, representing a decline of 2.0%, or $10.7 million, compared to the first quarter of 2018. The Boston Group’s revenue declined 6.5%, which was partially offset by a 2.3% revenue increase from the Michigan Group. The Boston Group’s revenue decrease was driven by lower wholesale demand for Saucony® and lower boat shoe demand for Sperry®. The Michigan Group’s revenue increase was driven by continued strength in the Work category, which positively impacted 2019 first-quarter results for Cat®, Wolverine® and HyTest®. Changes in foreign exchange rates decreased revenues by $5.8 million during the first quarter of 2019.

•
Gross margins in the first quarters of 2019 and 2018 were 42.1% and 42.7%, respectively. The current-year decline was due to customer bankruptcies impacting royalties paid and business model changes for certain international wholesale customers.

•	The effective tax rates in the first quarters of 2019 and 2018 were 13.2% and 15.1%, respectively. The lower effective tax rate in 2019 reflects the positive net impact of discrete items.

•	Diluted earnings per share for the first quarters of 2019 and 2018 were $0.43 per share and $0.48 per share, respectively.

•
Compared to the first quarter of 2018, inventory increased $83.5 million, or 28.7%. This was due to lower than anticipated revenue for certain brands, as well as incremental purchases to facilitate growth during the remainder of 2019.

•	The Company repurchased $103.1 million of shares during the first quarter of 2019 at an average price of $35.65 per share.

•	The Company declared cash dividends of $0.10 per share and $0.08 per share in the first quarters of 2019 and 2018, respectively.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	March 30, 2019	March 31, 2018	Percent Change
Revenue	$523.4	$534.1	(2.0)%
Cost of goods sold	303.2	306.2	(1.0)
Gross profit	220.2	227.9	(3.4)
Selling, general and administrative expenses	164.0	163.7	0.2
Environmental and other related costs	3.8	2.7	40.7
Operating profit	52.4	61.5	(14.8)
Interest expense, net	6.9	7.2	(4.2)
Other income, net	(1.3)	(0.6)	(116.7)
Earnings before income taxes	46.8	54.9	(14.8)
Income tax expense	6.2	8.3	(25.3)
Net earnings	40.6	46.6	(12.9)
Less: net earnings (loss) attributable to noncontrolling interests	0.1	(0.1)	200.0
Net earnings attributable to Wolverine World Wide, Inc.	$40.5	$46.7	(13.3)%

Diluted earnings per share	$0.43	$0.48	(10.4)%
REVENUE
Revenue was $523.4 million for the first quarter of 2019, representing a decline of 2.0%, or $10.7 million, compared to the first quarter of 2018. The Boston Group’s revenue declined 6.5%, which was partially offset by a 2.3% revenue increase from the Michigan Group. The Boston Group’s revenue decrease was driven by lower wholesale demand for Saucony® and lower boat shoe demand for Sperry®. The Michigan Group’s revenue increase was driven by continued strength in the Work category, which positively impacted 2019 first-quarter results for Cat®, Wolverine® and HyTest®. Changes in foreign exchange rates decreased revenues by $5.8 million during the first quarter of 2019.
GROSS MARGIN
Gross margin was 42.1% in the first quarter of 2019 compared to 42.7% in the first quarter of 2018. The current-year decline was due to product mix, business model changes for certain international wholesale customers and customer bankruptcies impacting royalties paid.
OPERATING EXPENSES
Operating expenses increased by $1.4 million, from $166.4 million in the first quarter of 2018 to $167.8 million in the first quarter of 2019. The change was driven by higher distribution costs ($2.2 million), higher product development costs ($0.9 million) and higher environmental and other related costs ($1.1 million), partially offset by lower general and administrative costs ($3.0 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $6.9 million in the first quarter of 2019 compared to $7.2 million in the first quarter of 2018. The decrease was driven by more favorable interest rates as a result of the debt refinancing during the fourth quarter of 2018, partially offset by higher interest expense resulting from the Company making draws on its Revolving Credit Facility, which largely occurred in the second half of the first quarter of 2019.
Other income was $1.3 million in the first quarter of 2019 compared to $0.6 million in the first quarter of 2018. The change was driven by the absence of fees in 2019 associated with accounts receivable factoring ($0.5 million in 2018) and the inclusion of sublease income in 2019 ($1.0 million) due to the implementation of ASU 2016-02 during the first quarter of fiscal 2019, which, in prior periods, is included in operating costs. The increase in other income was partially offset by lower transaction services fee income ($0.9 million) related to a service agreement between the Company and a third party.
The effective tax rates in the first quarters of 2019 and 2018 were 13.2% and 15.1%, respectively. The lower effective tax rate in 2019 reflects the positive net impact of discrete items.

REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. The change was to align our brands under key leadership to best support innovation and efficiency. All prior period disclosures have been restated to reflect these new reportable operating segments.

•
Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and HyTest® safety footwear; and

•
Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.

The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as environmental and other related costs.
The reportable operating segment results are as follows:

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018	Change	Percent Change
REVENUE
Wolverine Michigan Group	$302.7	$295.9	$6.8	2.3%
Wolverine Boston Group	204.8	219.0	(14.2)	(6.5)
Other	15.9	19.2	(3.3)	(17.2)
Total	$523.4	$534.1	$(10.7)	(2.0)%

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$58.5	$65.3	$(6.8)	(10.4)%
Wolverine Boston Group	32.0	36.8	(4.8)	(13.0)
Other	0.8	0.9	(0.1)	(11.1)
Corporate	(38.9)	(41.5)	2.6	6.3
Total	$52.4	$61.5	$(9.1)	(14.8)%
Further information regarding the reportable operating segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $6.8 million, or 2.3%, in the first quarter of 2019 compared to the first quarter of 2018. The change in revenue included growth of over 30% from Cat®, high-single digit growth from Wolverine® and mid-teens growth from Hy-Test®, partially offset by a mid-teens decline from Hush Puppies®, a high-single digit decline from Chaco® and a low-single digit decline from Merrell®. The Wolverine® increase is due to continued strength in the Work category. The Cat® increase is due to strength in the Work category and business model changes in certain international markets. The decline from Merrell® is due to a key European customer converting to private label. The Chaco® decline is due to lower at-once orders, late deliveries of Spring product and lower close-out revenue.
The Michigan Group’s operating profit decreased $6.8 million, or 10.4%, in the first quarter of 2019 compared to the first quarter of 2018. The change was due to a 150-basis-point decline in gross margin and a $5.3 million increase in selling, general and administrative costs. The gross margin decline was driven by the bankruptcy of an international distributor and business model changes. The selling, general and administrative costs increase was due to increased advertising and product development costs.

Wolverine Boston Group
The Boston Group’s revenue decreased $14.2 million, or 6.5%, in the first quarter of 2019 compared to the first quarter of 2018. The change in revenue included a low-teens decline from Sperry® and a high-teens decline from Saucony®, partially offset by an increase of over 20% from Keds® and a low-single digit increase in the Kids footwear business. The Sperry® decline was due to a 30% decline in the Boat Shoe category. The Saucony® decline was due to lower demand for products in the U.S. wholesale channel and certain international third-party markets. The revenue decline for the Boston Group was partially offset by growth in eCommerce, which saw strength across all Boston Group brands and resulted in growth of over 29%.
The Boston Group’s operating profit decreased $4.8 million, or 13.0%, in the first quarter of 2019 compared to the first quarter of 2018 due to the revenue decline.
Other
The Other category’s revenue decreased $3.3 million, or 17.2%, in the first quarter of 2019 compared to the first quarter of 2018. The change reflected a high-single digit decline within the performance leathers business and a low-forties percentage decline from third-party sourcing commission revenue.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 30, 2019	December 29, 2018	March 31, 2018
Cash and cash equivalents	$80.6	$143.1	$257.1
Debt (1)	771.3	570.5	672.3
Available revolving credit facility (2)	471.7	672.5	597.5

(1)	Prior to 2019, Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Quarter Ended
(In millions)	March 30, 2019	March 31, 2018
Net cash used in operating activities	$(132.4)	$(61.3)
Net cash used in investing activities	(7.9)	(4.1)
Net cash provided by (used in) financing activities	77.5	(159.1)
Additions to property, plant and equipment	7.8	3.4
Depreciation and amortization	7.2	7.8
Liquidity
Cash and cash equivalents of $80.6 million as of March 30, 2019 were $176.5 million lower compared to March 31, 2018. The decrease is due primarily to share repurchases of $235.3 million and voluntary contributions to the Company’s pension plans of $60.4 million, partially offset by net borrowings under the Credit Agreement of $99.1 million and cash provided by operating activities during the previous four quarters of $26.4 million. The Company had $471.7 million of borrowing capacity available under the Revolving Credit Facility as of March 30, 2019. Cash and cash equivalents located in foreign jurisdictions totaled $79.7 million as of March 30, 2019.
Cash flow from operating activities and borrowings on the Revolving Credit Facility are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, repurchase the Company’s common stock and pursue acquisitions.
A detailed discussion of environmental remediation costs is found in Note 15 to the condensed consolidated financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of March 30, 2019, the Company has a reserve of $20.3 million, of which $9.2 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $11.1 million recorded in other liabilities expected to be paid over the course of up to 28 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2019, an increase in net working capital represented a use of cash of $180.8 million. Working capital balances were unfavorably impacted by a decrease in accounts payable of $89.6 million, an increase in inventories of $56.3 million, a decrease in other operating liabilities of $21.3 million and an increase in accounts receivable of $13.6 million. These changes in working capital balances reflect the seasonality of the Company’s business and timing of payments.
Investing Activities
The Company made capital expenditures of $7.8 million and $3.4 million in the first quarter of 2019 and 2018, respectively, driven by building improvements and information system enhancements.
Financing Activities
As of March 30, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at March 30, 2019 totaled $771.3 million compared to $570.5 million at December 29, 2018. The increase was due to funding stock repurchases and increases in working capital requirements.
The Company repurchased $103.1 million and $42.5 million of shares in the first quarter of 2019 and 2018, respectively. The Company may purchase up to an additional $324.5 million of shares under its existing common stock repurchase program that expires in 2020. The Company also paid $16.3 million in the first quarter of 2019 in connection with employee taxes related to stock incentive plans.
The Company declared a cash dividend of $0.10 per share and $0.08 per share, or $9.0 million and $7.6 million, for the first quarter of 2019 and 2018, respectively. A quarterly dividend of $0.10 per share was declared on May 2, 2019 to shareholders of record on July 1, 2019.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management Discussion and Analysis of Financial Conditions and Results of Operations in its 2018 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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

The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of March 30, 2019, and March 31, 2018, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $235.3 million and $198.9 million, respectively, with maturities ranging up to 531 and 545 days, respectively.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies, but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated condensed statement of operations and comprehensive income.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of March 30, 2019, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021. At March 30, 2019, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $2.4 million from their value as of December 29, 2018. As of March 31, 2018, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $0.2 million from their value at December 30, 2017.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of March 30, 2019, the Company’s total variable-rate debt was $526.0 million and the Company held one interest rate swap agreement, denominated in U.S. dollars, that effectively converted $162.5 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2018 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 30, 2018 to February 2, 2019)
Common Stock Repurchase Program(1)	—	$—	—	$27,617,711
Employee Transactions(2)	6,003	$33.75	—
Period 2 (February 3, 2019 to March 2, 2019)
Common Stock Repurchase Program(1)	945,456	$36.02	945,456	$393,558,732
Employee Transactions(2)	458,700	$35.02	—
Period 3 (March 3, 2019 to March 30, 2019)
Common Stock Repurchase Program(1)	1,946,305	$35.48	1,946,305	$324,512,903
Employee Transactions(2)	—	$—	—
Total for Quarter Ended March 30, 2019
Common Stock Repurchase Program(1)	2,891,761	$35.65	2,891,761	$324,512,903
Employee Transactions(2)	464,703	$35.00	—

(1)
The Company’s Board of Directors approved a common stock repurchase program on August 8, 2016 that authorizes the repurchase of up to $300.0 million in common stock over a four-year period. On February 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four-year period incremental to the $27.6 million remaining under the previous repurchase program. The annual amount of any stock repurchases is restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

ITEM 6.	Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

10.1	2019 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Award Agreement (2019 - 2021 performance period).*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 9, 2019	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 9, 2019	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)