Form 10-Q
period 2019-06-29
WOLVERINE WORLD WIDE INC /DE/
filed 2019-08-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-06024
 __________________________________________________________
WOLVERINE WORLD WIDE, INC.
(Exact Name of Registrant as Specified in its Charter)
 __________________________________________________________

Delaware					38-1185150
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

9341 Courtland Drive N.E.	,	Rockford	,	Michigan	49351
(Address of principal executive offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 85,252,519 shares of common stock, $1 par value, outstanding as of July 26, 2019.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$568.6	$566.9	$1,092.0	$1,101.0
Cost of goods sold	338.2	332.7	641.4	638.9
Gross profit	230.4	234.2	450.6	462.1
Selling, general and administrative expenses	168.7	163.3	332.7	327.0
Environmental and other related costs	6.2	2.8	10.0	5.5
Operating profit	55.5	68.1	107.9	129.6
Other expenses:
Interest expense, net	6.7	5.7	13.6	12.9
Other income, net	(1.0)	(5.3)	(2.3)	(5.9)
Total other expenses	5.7	0.4	11.3	7.0
Earnings before income taxes	49.8	67.7	96.6	122.6
Income tax expense	9.6	12.2	15.8	20.5
Net earnings	40.2	55.5	80.8	102.1
Less: net earnings attributable to noncontrolling interests	—	0.2	0.1	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$40.2	$55.3	$80.7	$102.0

Net earnings per share (see Note 3):
Basic	$0.45	$0.58	$0.89	$1.07
Diluted	$0.45	$0.57	$0.88	$1.05

Comprehensive income	$39.8	$56.4	$83.2	$102.5
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.2	0.1
Comprehensive income attributable to Wolverine World Wide, Inc.	$39.9	$56.5	$83.0	$102.4

Cash dividends declared per share	$0.10	$0.08	$0.20	$0.16
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 29, 2019	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$116.5	$143.1	$354.9
Accounts receivable, less allowances:
June 29, 2019 – $25.6
December 29, 2018 – $26.6
June 30, 2018 – $29.4	363.7	361.2	297.2
Inventories:
Finished products, net	397.0	301.4	281.1
Raw materials and work-in-process, net	9.5	16.2	12.7
Total inventories	406.5	317.6	293.8
Prepaid expenses and other current assets	42.6	45.8	36.3
Total current assets	929.3	867.7	982.2
Property, plant and equipment:
Gross cost	392.2	381.8	390.3
Accumulated depreciation	(254.0)	(250.9)	(259.9)
Property, plant and equipment, net	138.2	130.9	130.4
Lease right-of-use assets, net	157.8	—	—
Other assets:
Goodwill	438.5	424.4	427.0
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	82.0	71.9	74.2
Deferred income taxes	3.2	3.1	4.1
Other	89.4	80.6	77.9
Total other assets	1,217.6	1,184.5	1,187.7
Total assets	$2,442.9	$2,183.1	$2,300.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	June 29, 2019	December 29, 2018	June 30, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212.7	$202.3	$174.3
Accrued salaries and wages	18.1	31.9	24.0
Other accrued liabilities	105.3	106.4	126.4
Lease liabilities	30.8	—	—
Current maturities of long-term debt	10.0	7.5	45.0
Borrowings under revolving credit agreements and other short-term notes	368.0	125.0	1.3
Total current liabilities	744.9	473.1	371.0
Long-term debt, less current maturities	433.0	438.0	615.6
Accrued pension liabilities	92.2	92.0	121.6
Deferred income taxes	111.2	107.9	87.3
Lease liabilities, noncurrent	146.0	—	—
Other liabilities	60.4	80.5	89.5
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
June 29, 2019 – 107,997,808 shares
December 29, 2018 – 107,609,206 shares
June 30, 2018 – 107,279,667 shares	108.0	107.6	107.3
Additional paid-in capital	213.2	201.4	177.1
Retained earnings	1,232.8	1,169.7	1,087.1
Accumulated other comprehensive loss	(86.0)	(88.3)	(82.9)
Cost of shares in treasury:
June 29, 2019 – 22,741,032 shares
December 29, 2018 – 15,905,681 shares
June 30, 2018 – 12,217,481 shares	(624.3)	(404.4)	(279.0)
Total Wolverine World Wide, Inc. stockholders’ equity	843.7	986.0	1,009.6
Noncontrolling interest	11.5	5.6	5.7
Total stockholders’ equity	855.2	991.6	1,015.3
Total liabilities and stockholders’ equity	$2,442.9	$2,183.1	$2,300.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net earnings	$80.8	$102.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.0	15.1
Deferred income taxes	(1.2)	0.9
Stock-based compensation expense	10.2	14.2
Pension contribution	—	(20.7)
Pension and SERP expense	2.8	3.0
Cash payments related to restructuring costs	(0.1)	(4.3)
Environmental and other related costs, net of cash payments	(3.5)	(3.4)
Net loss on sale of assets	—	0.7
Other	(9.3)	7.2
Changes in operating assets and liabilities:
Accounts receivable	(3.9)	(28.6)
Inventories	(81.1)	(18.8)
Other operating assets	3.6	7.8
Accounts payable	10.2	13.0
Income taxes payable	(0.3)	6.9
Other operating liabilities	(19.3)	(30.0)
Net cash provided by operating activities	3.9	65.1
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(15.1)	—
Additions to property, plant and equipment	(18.3)	(8.3)
Proceeds from sale of assets	—	1.7
Investment in joint ventures	(8.5)	—
Other	(0.5)	(0.8)
Net cash used in investing activities	(42.4)	(7.4)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	243.0	0.8
Payments on long-term debt	(2.5)	(122.6)
Payments of debt issuance costs	(0.3)	—
Cash dividends paid	(16.8)	(13.4)
Purchases of common stock for treasury	(207.4)	(49.9)
Employee taxes paid under stock-based compensation plans	(16.5)	(8.0)
Proceeds from the exercise of stock options	5.8	16.4
Contributions from noncontrolling interests	5.7	—
Net cash provided by (used in) financing activities	11.0	(176.7)
Effect of foreign exchange rate changes	0.9	(7.1)
Decrease in cash and cash equivalents	(26.6)	(126.1)
Cash and cash equivalents at beginning of the year	143.1	481.0
Cash and cash equivalents at end of the quarter	$116.5	$354.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at March 31, 2018	$106.8	$163.1	$1,039.4	$(84.1)	$(273.7)	$5.8	$957.3
Net earnings			55.3			0.2	55.5
Other comprehensive income (loss)				1.2		(0.3)	0.9
Shares issued for stock options exercised, net (471,729 shares)	0.5	7.8					8.3
Stock-based compensation expense		6.3					6.3
Cash dividends declared ($0.08 per share)			(7.6)				(7.6)
Issuance of treasury shares (1,186 shares)		(0.1)			0.1		—
Purchase of common stock for treasury (168,279 shares)					(5.3)		(5.3)
Purchases of shares under employee stock plans (2,165 shares)					(0.1)		(0.1)
Balance at June 30, 2018	$107.3	$177.1	$1,087.1	$(82.9)	$(279.0)	$5.7	$1,015.3

Balance at March 30, 2019	107.9	208.0	1,201.2	(85.7)	(520.0)	5.9	$917.3
Net earnings			40.2			—	40.2
Other comprehensive loss				(0.3)		(0.1)	(0.4)
Shares issued, net of shares forfeited under stock incentive plans (29,262 shares)	—	(0.1)					(0.1)
Shares issued for stock options exercised, net (86,790 shares)	0.1	1.6					1.7
Stock-based compensation expense		3.6					3.6
Cash dividends declared ($0.10 per share)			(8.6)				(8.6)
Issuance of treasury shares (2,062 shares)		0.1			0.1		0.2
Purchase of common stock for treasury (3,589,131 shares)					(104.3)		(104.3)
Purchases of shares under employee stock plans (1,579 shares)					(0.1)		(0.1)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at June 29, 2019	$108.0	$213.2	$1,232.8	$(86.0)	$(624.3)	$11.5	$855.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings			102.0			0.1	102.1
Other comprehensive income				0.4		—	0.4
Shares forfeited, net of shares issued under stock incentive plans (121,864 shares)	(0.1)	(1.7)					(1.8)
Shares issued for stock options exercised, net (996,082 shares)	1.0	15.4					16.4
Stock-based compensation expense		14.2					14.2
Cash dividends declared ($0.16 per share)			(15.2)				(15.2)
Issuance of treasury shares (3,001 shares)		—			0.1		0.1
Purchase of common stock for treasury (1,677,943 shares)					(49.9)		(49.9)
Purchases of shares under employee stock plans (197,398 shares)					(6.2)		(6.2)
Change in accounting principle			8.1	(8.1)			—
Balance at June 30, 2018	$107.3	$177.1	$1,087.1	$(82.9)	$(279.0)	$5.7	$1,015.3

Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			80.7			0.1	80.8
Other comprehensive income				2.3		0.1	2.4
Shares issued, net of shares forfeited under stock incentive plans (38,505 shares)	—	(3.9)					(3.9)
Shares issued for stock options exercised, net (350,097 shares)	0.4	5.4					5.8
Stock-based compensation expense		10.2					10.2
Cash dividends declared ($0.20 per share)			(17.6)				(17.6)
Issuance of treasury shares (4,000 shares)		0.1			0.1		0.2
Purchase of common stock for treasury (6,480,892 shares)					(207.4)		(207.4)
Purchases of shares under employee stock plans (358,459 shares)					(12.6)		(12.6)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at June 29, 2019	$108.0	$213.2	$1,232.8	$(86.0)	$(624.3)	$11.5	$855.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended June 29, 2019 and June 30, 2018
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
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) that the Company has adopted during fiscal 2019. The following is a summary of the effect of adoption of this new standard.

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

The Company adopted ASU 2016-02 at the beginning of the first quarter using the modified retrospective approach and elected the package of practical expedients for its existing leases. The Company recognized a lease liability of $178.1 million, which was equal to the present value of the future lease payments for its portfolio of operating leases. The Company recognized a right-of-use asset of $157.3 million, which was equal to the lease liabilities adjusted for the balance of accrued rent and unamortized lease incentives as of the effective date. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or cash flows. See Note 8 for additional information on the adoption of this standard and disclosures regarding the Company’s leases.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$40.2	$55.3	$80.7	$102.0
Adjustment for earnings allocated to non-vested restricted common stock	(0.8)	(1.2)	(1.6)	(2.2)
Net earnings used in calculating basic earnings per share	39.4	54.1	79.1	99.8
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	0.1	0.1
Net earnings used in calculating diluted earnings per share	$39.4	$54.1	$79.2	$99.9
Denominator:
Weighted average shares outstanding	87.4	94.9	89.2	95.3
Adjustment for non-vested restricted common stock	(0.5)	(1.8)	(0.8)	(1.9)
Shares used in calculating basic earnings per share	86.9	93.1	88.4	93.4
Effect of dilutive stock options	1.4	1.9	1.7	1.9
Shares used in calculating diluted earnings per share	88.3	95.0	90.1	95.3
Net earnings per share:
Basic	$0.45	$0.58	$0.89	$1.07
Diluted	$0.45	$0.57	$0.88	$1.05

For the quarter and year-to-date ended June 29, 2019, 134,549 and 38,932 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended June 30, 2018, 104,144 and 107,203 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018
Goodwill balance at beginning of the year	$424.4	$429.8
Acquisition of a business (see Note 17)	12.0	—
Foreign currency translation effects	2.1	(2.8)
Goodwill balance at end of the quarter	$438.5	$427.0

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of June 29, 2019, December 29, 2018 and June 30, 2018. The carrying value of the Company’s Sperry® trade name was $518.2 million as of June 29, 2019. If the operating results for Sperry® were to decline in future periods compared to current projections, the Company may need to record a non-cash impairment charge.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2019. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability as of the end of the second quarter of 2018. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. During the third quarter of fiscal 2018, the Company discontinued selling accounts receivables under the agreement. The Company continued to service the outstanding receivables until they were collected.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended	Year-To-Date Ended
(In millions)	June 30, 2018
Accounts receivable sold	$111.6	$224.2
Fees charged	0.6	1.1

The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $58.6 million as of June 30, 2018.

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
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company has $36.9 million of remaining fixed transaction price under its license agreements as of June 29, 2019, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

	Quarter Ended June 29, 2019			Quarter Ended June 30, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$277.3	$40.9	$318.2	$279.6	$34.5	$314.1
Wolverine Boston Group	191.7	39.0	230.7	199.4	31.7	231.1
Other	18.4	1.3	19.7	19.1	2.6	21.7
Total	$487.4	$81.2	$568.6	$498.1	$68.8	$566.9

	Year-To-Date Ended June 29, 2019			Year-To-Date Ended June 30, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$549.6	$71.3	$620.9	$551.1	$58.9	$610.0
Wolverine Boston Group	367.2	68.3	435.5	393.6	56.5	450.1
Other	33.4	2.2	35.6	36.9	4.0	40.9
Total	$950.2	$141.8	$1,092.0	$981.6	$119.4	$1,101.0

Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal periods presented, related to the Company’s contract liabilities, was nominal.
The Company’s contract balances are as follows:

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Product returns reserve	$10.5	$13.6	$12.8
Customer rebates liability	10.2	12.8	10.2
Customer markdowns reserve	4.8	4.0	6.7
Other sales incentives reserves	1.9	2.3	2.5
Customer advances liability	4.1	3.8	7.5

The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from initial estimates. If actual results in the future vary from initial estimates, the Company subsequently adjusts these estimates, which affects net revenue and earnings in the period such variances become known.

7.	DEBT
Total debt consists of the following obligations:

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Term Loan A, due December 6, 2023	$197.5	$200.0	$415.6
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	368.0	125.0	1.3
Capital lease obligation	—	0.4	0.4
Unamortized deferred financing costs	(4.5)	(4.9)	(5.4)
Total debt	$811.0	$570.5	$661.9

On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $10.0 million as of June 29, 2019 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.9 million, $2.5 million and $2.5 million as of June 29, 2019, December 29, 2018 and June 30, 2018, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At June 29, 2019, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 3.34% and 3.66%, respectively.

The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio; a maximum Consolidated Secured Leverage Ratio; and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of June 29, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.000% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign Revolving Credit Facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of June 29, 2019 and December 29, 2018 and $1.3 million as of June 30, 2018.
Prior to fiscal 2019, the Company had a capital lease obligation. As a result of the adoption of ASU 2016-02, Leases, the capital lease is now classified as a financing lease and is no longer included in long term debt.
The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $0.8 million for the quarter and year-to-date ended June 29, 2019, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.6 million for the quarter and year-to-date ended June 30, 2018, respectively.
8. LEASES
The Company adopted ASU 2016-02, Leases, at the beginning of the first quarter of fiscal 2019 using the modified retrospective approach applied to all leases as of the date of application. The Company elected the package of practical expedients for leases existing as of the effective date under which it did not reassess whether contracts contain leases under the new definition of a lease, the lease classification or whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In addition, the Company did not elect the hindsight practical expedient for considering judgments and estimates relating to its existing leases such as determining the remaining lease term.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments. The weighted-average discount rate for operating leases as of June 29, 2019 is 5.1%. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of June 29, 2019 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
The following is a summary of the Company’s lease cost.

	Quarter Ended	Year-To-Date Ended
(In millions)	June 29, 2019
Operating lease cost	$8.2	$16.2
Variable lease cost	3.8	7.3
Short-term lease cost	0.4	0.6
Sublease income	(0.9)	(1.9)
Total lease cost	$11.5	$22.2

The weighted-average remaining lease term for operating leases as of June 29, 2019 is 10.5 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to June 29, 2019 are as follows:

(In millions)	Operating Leases
Remainder of 2019	$15.0
2020	29.6
2021	27.6
2022	25.2
2023	18.6
Thereafter	114.9
Total future payments	230.9
Less: imputed interest	54.1
Recognized lease liability	$176.8

The Company made cash payments of $18.0 million for operating lease liabilities during the year-to-date ended June 29, 2019. During the year-to-date ended June 29, 2019, the Company entered into new or amended leases that resulted in the noncash recognition of right-of-use assets and lease liabilities of $12.0 million. In addition, the Company entered into real estate leases which will commence subsequent to June 29, 2019 with future undiscounted rental payments of $1.8 million. The Company has a financing lease with future payments of $0.3 million and a remaining term of 2.6 years.

9.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 468 days, 524 days and 531 days, as of June 29, 2019, December 29, 2018 and June 30, 2018, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.

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
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in AOCI, offsetting the currency translation adjustment related to the underlying net investment that is also recorded in AOCI. All other changes in fair value are recorded in interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the cross-currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	June 29, 2019	December 29, 2018	June 30, 2018
Foreign exchange contracts:
Hedge contracts	$238.1	$220.3	$209.6
Non-hedge contracts	8.5	4.8	—
Interest rate swaps	141.9	181.3	395.5
Cross currency swap	79.8	95.8	106.4
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Financial assets:
Foreign exchange contracts - hedge	$4.3	$8.7	$6.0
Interest rate swaps	—	1.6	3.2
Financial liabilities:
Foreign exchange contracts - hedge	$(0.1)	$—	$(0.2)
Interest rate swaps	(0.2)	—	—
Cross currency swap	(5.3)	(8.2)	(12.4)

10.	STOCK-BASED COMPENSATION
The Company recognized compensation expense of $3.6 million and $10.2 million, and related income tax benefits of $0.7 million and $2.0 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 29, 2019, respectively. The Company recognized compensation expense of $6.3 million and $14.2 million, and related income tax benefits of $1.3 million and $2.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 30, 2018, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the year-to-date ended June 29, 2019, the Company issued 531,383 restricted awards at a weighted average grant date fair value of $35.01 per award. During the year-to-date ended June 30, 2018, the Company issued 570,027 restricted awards at a weighted average grant date fair value of $31.60 per award.

During the year-to-date ended June 29, 2019, the Company issued 329,089 performance awards at a weighted average grant date fair value of $37.65 per award. During the year-to-date ended June 30, 2018, the Company issued 346,331 performance awards at a weighted average grant date fair value of $31.79 per award.

11.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost pertaining to benefits earned during the period	$1.4	$1.5	$2.8	$3.1
Interest cost on projected benefit obligations	3.8	4.2	7.6	8.3
Expected return on pension assets	(4.5)	(5.1)	(8.9)	(10.1)
Net amortization loss	0.7	0.9	1.3	1.7
Net pension expense	$1.4	$1.5	$2.8	$3.0

The non-service cost components of net pension expense is recorded in the Other income, net line item on the consolidated condensed statements of operations and comprehensive income. The Company made contributions to its pension plans of $20.7 million for the year-to-date ended June 30, 2018.

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
The Company’s effective tax rates for the quarter and year-to-date ended June 29, 2019 were 19.4% and 16.4%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended June 30, 2018 were 18.1% and 16.8%, respectively. The increase in the effective tax rate for the quarter is due primarily to the favorable impact that pension contributions had on the prior year tax rate. The decrease in the effective year-to-date tax rate is primarily due to a shift in income between tax jurisdictions with differing tax rates.
The Company is subject to periodic audits by U.S. federal, state, local and non-U.S. tax authorities. Currently, the Company is undergoing routine periodic audits in both U.S. federal, state, local and non-U.S. tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014 in the majority of tax jurisdictions.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) (“AOCI”) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in AOCI during the quarters ended June 29, 2019 and June 30, 2018 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of March 31, 2018	$(32.9)	$(17.3)		$(33.9)		$(84.1)
Other comprehensive income (loss) before reclassifications (1)	(12.8)	10.8		—		(2.0)
Amounts reclassified from AOCI	—	3.2	(2)	0.9	(3)	4.1
Income tax expense (benefit)	—	(0.7)		(0.2)		(0.9)
Net reclassifications	—	2.5		0.7		3.2
Net current-period other comprehensive income (loss) (1)	(12.8)	13.3		0.7		1.2
Balance of AOCI as of June 30, 2018	$(45.7)	$(4.0)		$(33.2)		$(82.9)

Balance of AOCI as of March 30, 2019	$(50.6)	$0.6		$(35.7)		$(85.7)
Other comprehensive income (loss) before reclassifications (1)	2.6	(2.1)		—		0.5
Amounts reclassified from AOCI	—	(1.7)	(2)	0.7	(3)	(1.0)
Income tax expense (benefit)	—	0.4		(0.2)		0.2
Net reclassifications	—	(1.3)		0.5		(0.8)
Net current-period other comprehensive income (loss) (1)	2.6	(3.4)		0.5		(0.3)
Balance of AOCI as of June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.
The change in AOCI during the year-to-dates ended June 29, 2019 and June 30, 2019 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(13.0)	7.6		—		(5.4)
Amounts reclassified from AOCI	—	5.9	(2)	1.7	(3)	7.6
Income tax expense (benefit)	—	(1.5)		(0.3)		(1.8)
Net reclassifications	—	4.4		1.4		5.8
Net current-period other comprehensive income (loss) (1)	(13.0)	12.0		1.4		0.4
Reclassifications to retained earnings (4)	—	(2.1)		(6.0)		(8.1)
Balance of AOCI as of June 30, 2018	$(45.7)	$(4.0)		$(33.2)		$(82.9)

Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	5.0	(0.8)		—		4.2
Amounts reclassified from AOCI	—	(3.5)	(2)	1.3	(3)	(2.2)
Income tax expense (benefit)	—	0.6		(0.3)		0.3
Net reclassifications	—	(2.9)		1.0		(1.9)
Net current-period other comprehensive income (loss) (1)	5.0	(3.7)		1.0		2.3
Balance of AOCI as of June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Financial assets:
Derivatives	$4.3	$10.3	$9.2
Financial liabilities:
Derivatives	$(5.6)	$(8.2)	$(12.6)

The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swap is valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
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

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Carrying value	$811.0	$570.1	$661.5
Fair value	828.9	566.8	663.4

The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

15.	LITIGATION AND CONTINGENCIES
Litigation
The Company operated a leather tannery in Rockford, Michigan from the early 1900s through 2009 (the “Tannery”). The Company also owns a parcel on House Street in Plainfield Township that the Company used for the disposal of Tannery byproducts until about 1970 (the "House Street" site). Beginning in the late 1950s, the Company used 3M Company’s Scotchgard™ in its processing of certain leathers at the Tannery. Until 2002 when 3M changed its Scotchgard™ formula, Tannery byproducts disposed of by the Company at the House Street site and other locations may have contained PFOA and/or PFOS, two chemicals in the family of compounds known as per- and polyfluoroalkyl substances (together, “PFAS”). PFOA and PFOS help provide non-stick, stain-

resistant, and water-resistant qualities, and were used for many decades in commercial products like firefighting foams and metal plating, and in common consumer items like food wrappers, microwave popcorn bags, pizza boxes, Teflon™, carpets and Scotchgard™.
The United States Centers for Disease Control and Prevention has concluded that studies of the health effects of PFOA and PFOS are “inconsistent and inconclusive,” but in May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion ("ppt") combined for PFOA and PFOS. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On April 22, 2019, the MDEQ was reorganized into the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”).
The Company has been served with two regulatory actions including a civil action filed by the EGLE under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), Part 201 of the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and Part 31 of NREPA, and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with individual lawsuits and three putative class action lawsuits.
Civil and Regulatory Actions of EGLE and EPA
On January 10, 2018, the EGLE filed a civil action against the Company under the federal RCRA and Parts 201 and 31 of NREPA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "EGLE Action"). Plainfield and Algoma Townships have intervened in the EGLE Action alleging claims under RCRA, CERCLA, Part 201 of NREPA, and common law nuisance.
The EGLE Action seeks to require the Company to investigate the location and extent of PFAS in the environment, develop and implement plans for the continued sampling and analysis of impacts to drinking water wells from PFAS released or disposed of by the Company, and provide alternative drinking water supplies to homes impacted by PFAS for which the Company is allegedly responsible. The EGLE Action further seeks to require the Company to connect users of drinking water wells to municipal drinking water supplies to address allegedly unacceptable risks posed by a release or threat of release of PFAS attributable to the Company. On December 19, 2018, the Company filed a third-party complaint against the 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action.
The Company is working with the EGLE to analyze the Tannery property, House Street site and other relevant disposal sites, test nearby residential drinking water wells and coordinate communications to impacted homeowners. The Company’s current remediation efforts have included, among other items, providing alternate drinking water to impacted homes, including bottled water and water filtration systems, sampling residential wells, installing and sampling monitoring wells, collecting and analyzing soil and sediment samples and designing and installing a groundwater extraction and treatment system at the Tannery property. The Company continues to collect and analyze this data on a continuing basis with the EGLE and EPA.
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a). The effective date of the Order was February 1, 2018. The Order pertains to the Company's Tannery and House Street sites and directs the Company to conduct specified removal actions to abate actual or threatened releases of hazardous substances at or from the sites. On February 1, 2018, the Company filed its Notice of Intent to Comply with the EPA Order, which outlined the Company’s position on certain aspects of the proposed Order. In its response, the Company has agreed to comply with the terms of the Order, but has identified inaccuracies and shortcomings in the Order that challenge the legal basis for the Order. Pursuant to the Order, in May and June of 2018, the Company submitted to the EPA its final removal work plans for performing the removal actions at the Tannery and House Street sites, and the Company has completed the items set forth in those work plans. The Company has also provided the EPA with other submittals required by the Order, including a Sampling and Analysis Plan, Health and Safety Plan, Quality Assurance Project Plan, monthly progress reports and other technical reports.
The EPA sent the Company a letter on April 29, 2019, identifying certain “time critical” removal and other actions to be taken at the Company’s Tannery and House Street sites pursuant to the Order. On June 3, 2019, the Company submitted to the EPA its draft work plans for performing these actions, but also identified certain aspects that the Company believes are arbitrary, capricious and exceed the EPA’s authority.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.

Individual and Class Action Litigation
Individual lawsuits and three putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. In addition, the current owner of a former landfill and gravel mining operation has sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (collectively with the individual lawsuits and putative class actions, the “Litigation Matters”). Assessing potential liability with respect to the Litigation Matters at this time, however, is difficult. The Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the Litigation Matters are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
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
Environmental Liabilities
The following is a summary of the activity with respect to an environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018
Remediation liability at beginning of the year	$22.6	$31.1
Changes in estimate	—	0.9
Amounts paid	(5.3)	(6.0)
Remediation liability at the end of the quarter	$17.3	$26.0

The reserve balance as of June 29, 2019 comprises $7.9 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $9.4 million expected to be paid over the course of up to 28 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
Minimum future royalty and advertising obligations for the fiscal periods subsequent to June 29, 2019 under the terms of certain licenses held by the Company are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Minimum royalties	$0.5	$1.5	$1.7	$1.8	$—	$—
Minimum advertising	1.2	3.2	3.3	3.4	3.5	3.6

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.0 million for the quarter and year-to-date ended June 29, 2019, respectively. For the quarter and year-to-date ended June 30, 2018, the Company incurred royalty expense in accordance with these agreements of $0.6 million and $1.1 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.5 million and $1.9 million for the quarter and year-to-date ended June 29, 2019, respectively. For the quarter and year-to-date ended June 30, 2018, the Company incurred advertising expense in accordance with these agreements of $0.9 million and $1.7 million, respectively.

16.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable operating segments. During the first quarter of fiscal 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. The change was to align our brands under key leadership to best support innovation and efficiency. All prior-period disclosures have been restated to reflect these new reportable operating segments.

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

	Quarter Ended		Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Wolverine Michigan Group	$318.2	$314.1	$620.9	$610.0
Wolverine Boston Group	230.7	231.1	435.5	450.1
Other	19.7	21.7	35.6	40.9
Total	$568.6	$566.9	$1,092.0	$1,101.0
Operating profit (loss):
Wolverine Michigan Group	$59.3	$60.5	$117.8	$125.8
Wolverine Boston Group	37.2	45.6	69.2	82.4
Other	1.5	1.6	2.3	2.5
Corporate	(42.5)	(39.6)	(81.4)	(81.1)
Total	$55.5	$68.1	$107.9	$129.6

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Total assets:
Wolverine Michigan Group	$774.9	$626.8	$574.3
Wolverine Boston Group	1,426.2	1,282.2	1,247.1
Other	43.6	50.0	44.5
Corporate	198.2	224.1	434.4
Total	$2,442.9	$2,183.1	$2,300.3
Goodwill:
Wolverine Michigan Group	$143.8	$143.8	$144.7
Wolverine Boston Group	294.7	280.6	282.3
Total	$438.5	$424.4	$427.0

17.	BUSINESS ACQUISITIONS
On April 30, 2019, the Company acquired assets and assumed liabilities from Sportlab S.R.L, a distributor of Saucony® footwear in Italy. Total purchase consideration of $25.1 million includes cash paid, extinguishment of Sportlab’s accounts payable balance that was due to the Company at the time of acquisition and contingent consideration. The contingent consideration is based on sales activity from the date of the acquisition through the remainder of fiscal 2019 and is valued based on the order backlog at the acquisition date. The maximum amount of contingent consideration for which the Company would be liable is $5.7 million and if earned, would be paid in the first quarter of fiscal 2020. The detailed amounts of each component of the purchase consideration are as follows:

(In millions)	Purchase Consideration
Cash paid	$15.1
Extinguishment of Sportlab’s accounts payable balance	4.6
Contingent consideration	5.4
Total purchase consideration	$25.1

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for the acquired Saucony® distribution business are included in the Company’s consolidated condensed results of operations beginning April 30, 2019, and are included in the Wolverine Boston Group reporting group for segment reporting purposes.

The preliminary allocation of the purchase price through June 29, 2019 was:

(In millions)	Initial Valuation
Accounts receivable	$1.8
Inventories	6.5
Goodwill	12.0
Amortizable intangibles	12.9
Total assets acquired	33.2
Deferred income taxes	3.6
Other liabilities	4.5
Total liabilities assumed	8.1
Net assets acquired	$25.1

The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made at June 29, 2019. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, uncertain tax positions, remaining contingent consideration and the resulting effects on the amount of recorded goodwill.
The excess of the purchase price over the fair value of the net assets acquired, amounting to $12.0 million, was preliminarily recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Wolverine Boston Group operating segment. The goodwill that was recognized is attributable to the efficiencies to be gained by integrating operations with the Saucony® distribution business purchased from Sportlab. Other intangible assets acquired include order backlog, valued at $1.7 million, and customer relationship assets, valued at $11.2 million, which has have estimated useful lives of 7 months and 14 years, respectively.

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
The Company’s brands are marketed in approximately 170 countries and territories, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. As of June 29, 2019, the Company operated 89 retail stores in the United States and Canada and 41 consumer-direct websites.
2019 FINANCIAL OVERVIEW

•
Revenue was $568.6 million for the second quarter of 2019, representing growth of 0.3% compared to the second quarter of 2018. The change in revenue reflected a 1.3% increase from the Michigan Group and a 0.2% decline from the Boston Group. Changes in foreign exchange rates decreased revenue by $4.6 million during the second quarter of 2019.

•	Gross margin was 40.5% in the second quarter of 2019 compared to 41.3% in the second quarter of 2018.

•	The effective tax rates in the second quarters of 2019 and 2018 were 19.4% and 18.1%, respectively.

•	Diluted earnings per share for the second quarters of 2019 and 2018 were $0.45 per share and $0.57 per share, respectively.

•	The Company declared cash dividends of $0.10 per share and $0.08 per share in the second quarters of 2019 and 2018, respectively.

•
The Company repurchased $104.3 million of shares in the second quarter of 2019 at an average price of $29.07, and has $220.2 million available under its current $400.0 million share repurchase program.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	June 29, 2019	June 30, 2018	Percent Change	June 29, 2019	June 30, 2018	Percent Change
Revenue	$568.6	$566.9	0.3%	$1,092.0	$1,101.0	(0.8)%
Cost of goods sold	338.2	332.7	1.7	641.4	638.9	0.4
Gross profit	230.4	234.2	(1.6)	450.6	462.1	(2.5)
Selling, general and administrative expenses	168.7	163.3	3.3	332.7	327.0	1.7
Environmental and other related costs	6.2	2.8	121.4	10.0	5.5	81.8
Operating profit	55.5	68.1	(18.5)	107.9	129.6	(16.7)
Interest expense, net	6.7	5.7	17.5	13.6	12.9	5.4
Other income, net	(1.0)	(5.3)	81.1	(2.3)	(5.9)	61.0
Earnings before income taxes	49.8	67.7	(26.4)	96.6	122.6	(21.2)
Income tax expense	9.6	12.2	(21.3)	15.8	20.5	(22.9)
Net earnings	40.2	55.5	(27.6)	80.8	102.1	(20.9)
Less: net earnings attributable to noncontrolling interests	—	0.2	(100.0)	0.1	0.1	—
Net earnings attributable to Wolverine World Wide, Inc.	$40.2	$55.3	(27.3)%	$80.7	$102.0	(20.9)%

Diluted earnings per share	$0.45	$0.57	(21.1)%	$0.88	$1.05	(16.2)%
REVENUE
Revenue was $568.6 million for the second quarter of 2019, representing an increase of 0.3% compared to the second quarter of 2018. The change in revenue reflected a 1.3% increase from the Michigan Group and a 0.2% decline from the Boston Group. The Michigan Group’s revenue increase was driven by mid-twenties growth from Cat® due to strength in Asia Pacific and business model changes for certain international customers and mid-single digit growth from Merrell due to stronger wholesale demand in the U.S. and strength in eCommerce. This was partially offset by a mid-teens decline for Chaco due to the late start to Spring and high inventory levels at retailers. The Boston Group’s revenue decrease was driven by lower wholesale demand for Saucony®. Changes in foreign exchange rates decreased revenue by $4.6 million during the second quarter of 2019.
Revenue was $1,092.0 million in the first two quarters of 2019, a decrease of 0.8% from the first two quarters of 2018. The change in revenue reflected an increase of 1.8% from the Michigan Group and a decline of 3.2% from the Boston Group. The Michigan Group’s revenue increase was driven by high-twenties growth from Cat® due to strength in the Work category, business model changes for certain international customers and growth in Asia Pacific. This was partially offset by a low-teens decline for Chaco due to the late start to Spring and high inventory levels at retailers. The Boston Group’s revenue decrease was driven by lower demand for Saucony® and lower boat shoe demand for Sperry®. Changes in foreign exchange rates decreased revenue by $10.4 million during the first two quarters of 2019.
GROSS MARGIN
Gross margin was 40.5% in the second quarter of 2019 compared to 41.3% in the second quarter of 2018. Gross margin was 41.3% in the first two quarters of 2019 compared to 42.0% during the first two quarters of 2018. The decrease in the current year periods resulted from unfavorable product mix and business model changes for certain international wholesale customers, partially offset by a higher mix of higher gross margin consumer-direct revenue and reduced markdowns.
OPERATING EXPENSES
Operating expenses increased $8.8 million, from $166.1 million in the second quarter of 2018 to $174.9 million in the second quarter of 2019. The increase was driven by higher general and administrative costs ($5.8 million), higher environmental and other related costs ($3.4 million), higher advertising costs ($2.1 million), higher distribution costs ($1.8 million), higher business development costs ($1.4 million) and higher selling costs ($1.0 million), partially offset by lower employee incentive compensation costs ($6.9 million).
Operating expenses increased $10.2 million, from $332.5 million in the first two quarters of 2018 to $342.7 million in the first two quarters of 2019. The increase is due to higher environmental and other related costs ($4.5 million), higher distribution costs

($4.0 million), higher general and administrative costs ($2.7 million), higher business development costs ($2.4 million), higher selling costs ($1.8 million), higher product development costs ($1.2 million) and higher advertising costs ($1.7 million), partially offset by lower employee incentive compensation costs ($8.0 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $6.7 million in the second quarter of 2019 compared to $5.7 million in the second quarter of 2018. Net interest expense was $13.6 million in the first two quarters of 2019 compared to $12.9 million in the first two quarters of 2018. The increase during the second quarter of 2019 was driven by greater average debt balances in 2019. Additionally, interest income was $0.6 million lower in second quarter of 2019 as a result of lower cash balances compared to 2018. The increase in net interest expense for the first two quarters of 2019 was due to lower interest income ($2.3 million) as a result of lower cash balances, partially offset by reduced interest expense. The lower interest expense was due to lower amortization expense on deferred financing costs ($0.8 million) and lower average debt principal balances, resulting in lower interest expense ($0.2 million).
Other income was $1.0 million in the second quarter of 2019, compared to $5.3 million in the second quarter of 2018. The decrease was driven by a foreign currency remeasurement gain in 2018 ($5.9 million), partially offset by the inclusion of sublease income in 2019 ($0.9 million) due to the implementation of ASU 2016-02 during the first quarter of 2019. Other income was $2.3 million in the first two quarters of 2019 compared to $5.9 million in the first two quarters of 2018. This decline was driven by the foreign currency remeasurement gain, which was partially offset by the inclusion of sublease income in 2019 due to the implementation of ASU 2016-02 during the first quarter of 2019 ($1.9 million).
The effective tax rates in the second quarters of 2019 and 2018 were 19.4% and 18.1%, respectively. The effective tax rates in the first two quarters of 2019 and 2018 were 16.4% and 16.8%, respectively. The increase in the effective tax rate for the second quarter is due primarily to the favorable impact of pension contributions on the prior-year tax rate.
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

The reportable operating segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018	Change	Percent Change	June 29, 2019	June 30, 2018	Change	Percent Change
REVENUE
Wolverine Michigan Group	$318.2	$314.1	$4.1	1.3%	$620.9	$610.0	$10.9	1.8%
Wolverine Boston Group	230.7	231.1	(0.4)	(0.2)	435.5	450.1	(14.6)	(3.2)
Other	19.7	21.7	(2.0)	(9.2)	35.6	40.9	(5.3)	(13.0)
Total	$568.6	$566.9	$1.7	0.3%	$1,092.0	$1,101.0	$(9.0)	(0.8)%

	Quarter Ended				Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018	Change	Percent Change	June 29, 2019	June 30, 2018	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$59.3	$60.5	$(1.2)	(2.0)%	$117.8	$125.8	$(8.0)	(6.4)%
Wolverine Boston Group	37.2	45.6	(8.4)	(18.4)	69.2	82.4	(13.2)	(16.0)
Other	1.5	1.6	(0.1)	(6.3)	2.3	2.5	(0.2)	(8.0)
Corporate	(42.5)	(39.6)	(2.9)	(7.3)	(81.4)	(81.1)	(0.3)	(0.4)
Total	$55.5	$68.1	$(12.6)	(18.5)%	$107.9	$129.6	$(21.7)	(16.7)%
Further information regarding the reportable operating segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $4.1 million, or 1.3%, in the second quarter of 2019 compared to the second quarter of 2018. The revenue increase included mid-twenties growth from Cat® and mid-single digit growth from Merrell®, partially offset by mid-teens decline from Chaco® and low-teens declines from Wolverine®, Hush Puppies® and Bates®. The Michigan Group’s revenue increased $10.9 million, or 1.8%, in the first two quarters of 2019 compared to the first two quarters of 2018. This growth included a high twenties increase from Cat® and a low-single digit increase from Merrell®, partially offset by a low-teens decline from Chaco®, a mid-teens decline from Hush Puppies® and a high-single digit decline from Bates®. The Cat® increase was due to strength in the Work category, business model changes for certain international customers and growth in Asia Pacific. The Merrell® increase was due to increased wholesale demand in the U.S. and high-twenties eCommerce growth. The Chaco® decline was due to the late start to Spring and high inventory levels at retailers. The Bates® decline was due to declines in wholesale demand in the U.S. and softness in at-once orders. The Hush Puppies® decline was due to late deliveries of product and declines in Latin America and Canada during the second quarter of 2019.
The Michigan Group’s operating profit declined $1.2 million in the second quarter of 2019 compared to the second quarter of 2018. This decline was due to higher distribution and product development costs, partially offset by the group’s higher revenue. In the first two quarters of 2019, the Michigan Group’s operating profit declined $8.0 million, or 6.4%, compared to the first two quarters of 2018. The change was driven by an 80 basis point decline in gross margin and a $7.7 million increase in selling, general and administrative costs. The gross margin decline was due to the bankruptcy of an international distributor and business model changes. The increase in selling, general and administrative expenses was due to higher distribution and product development costs and new Merrell® stores.
Wolverine Boston Group
The Boston Group’s revenue declined by $0.4 million, or 0.2%, during the second quarter of 2019 compared to the second quarter of 2018. This decline was due to a mid-single digit decline in Saucony® and a low-single digit decline in Sperry®, partially offset by mid-teens growth in Keds®. The Boston Group’s revenue declined by $14.6 million, or 3.2%, during the first two quarters of 2019 compared to the first two quarters of 2018. This resulted from a low-teens decline from Saucony® and a mid-single digit decline from Sperry®, partially offset by a high-teens increase from Keds®. The Keds® increase was due to growth in the U.S. wholesale business and strong eCommerce growth. The Sperry® decrease was due to declines in the boat shoe and vulcanized categories, partially offset by eCommerce growth. The Saucony® decline was due to lower demand for products in the U.S. wholesale channel and in certain international third-party markets.

The Boston Group’s operating profit declined $8.4 million in the second quarter of 2019 compared to the second quarter of 2018. This was due to a 90 basis point gross margin decline as a result of greater promotional activity and a higher close-out provision. Additionally, selling, general and administrative expenses increased by $6.3 million due to the acquisition of a Saucony® distributor in Italy and higher distribution and advertising costs. The Boston Group’s operating profit declined $13.2 million in the first two quarters of 2019 compared to the first two quarters of 2018. This was due to the revenue decline and higher selling, general and administrative expense due to the acquisition of a Saucony® distributor in Italy and higher distribution and advertising costs.
Other
The Other category’s revenue decreased $2.0 million, or 9.2%, in the second quarter of 2019 compared to the second quarter of 2018. This decline reflected lower revenue from multi-branded retail stores and third-party sourcing commission revenue. During the first two quarters of 2019, the Other category’s revenue declined $5.3 million, or 13.0%, compared to the first two quarters of 2018. This change reflected mid-forties declines from third-party sourcing commission revenue and multi-branded stores, and a mid-single digit decline in the performance leathers business due to lower demand.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 29, 2019	December 29, 2018	June 30, 2018
Cash and cash equivalents	$116.5	$143.1	$354.9
Debt (1)	811.0	570.5	661.9
Available revolving credit facility (2)	428.1	672.5	597.5

(1)	Prior to 2019, Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Year-To-Date Ended
(In millions)	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$3.9	$65.1
Net cash used in investing activities	(42.4)	(7.4)
Net cash provided by (used in) financing activities	11.0	(176.7)
Additions to property, plant and equipment	18.3	8.3
Depreciation and amortization	15.0	15.1
Liquidity
Cash and cash equivalents of $116.5 million as of June 29, 2019 were $238.4 million lower compared to June 30, 2018. The decrease is due primarily to share repurchases of $332.2 million, increased investing activity of $57.2 million and voluntary contributions to the Company’s pension plans of $40.0 million, partially offset by increased net borrowings under the Credit Agreement of $149.9 million and cash provided by operating activities during the previous four quarters of $36.3 million. The Company had $428.1 million of borrowing capacity available under the Revolving Credit Facility as of June 29, 2019. Cash and cash equivalents located in foreign jurisdictions totaled $90.6 million as of June 29, 2019.
Cash flow from operating activities and borrowings on the Revolving Credit Facility are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, repurchase the Company’s common stock and pursue acquisitions.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of June 29, 2019, the Company had a reserve of $17.3 million, of which $7.9 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $9.4 million recorded in other liabilities expected to be paid over the course of up to 28 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2019, an increase in net working capital represented a use of cash of $90.8 million. Working capital balances were unfavorably impacted by an increase in inventories of $81.1 million and a decrease in other operating liabilities of $19.3 million, partially offset by an increase in accounts payable of $10.2 million. The increase in inventory is due primarily to the Company’s strategy to mitigate potential changes in tariffs on imported footwear, anticipated growth in sales, the acquisition of a distributor in Italy and new stores.
Investing Activities
The Company made capital expenditures of $18.3 million and $8.3 million in the first two quarters of 2019 and 2018, respectively, for building improvements and information system enhancements. During the second quarter of 2019 the Company made cash investments of $15.1 million related to a business acquisition and $8.5 million related to investments in joint ventures. See Note 17 for additional information regarding the acquisition.
Financing Activities
As of June 29, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at June 29, 2019 totaled $811.0 million compared to $570.5 million at December 29, 2018. The increase was due to stock repurchases and to fund a business acquisition and investments in joint ventures.
The Company repurchased $207.4 million and $49.9 million of shares in the first two quarters of 2019 and 2018, respectively. The Company may purchase up to an additional $220.2 million of shares under its existing common stock repurchase program that expires in 2023. The Company also paid $16.5 million in the first two quarters of 2019 in connection with employee taxes related to stock incentive plans.
The Company declared a cash dividend of $0.10 per share and $0.08 per share, or $8.6 million and $7.6 million, for the second quarters of 2019 and 2018, respectively. A quarterly dividend of $0.10 per share was declared on August 1, 2019 to shareholders of record on October 1, 2019.
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

The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of June 29, 2019 and June 30, 2018, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $238.1 million and $209.6 million, respectively, with maturities ranging up to 468 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of June 29, 2019, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021. As of June 29, 2019, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $5.0 million from their value as of December 29, 2018. As of June 30, 2018, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $13.0 million from their value at December 30, 2017.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 29, 2019, the Company’s total variable-rate debt was $565.5 million and the Company held one interest rate swap agreement, denominated in U.S. dollars, that effectively converted $141.9 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2018 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 31, 2019 to May 4, 2019)
Common Stock Repurchase Program(1)	—	$—	—	$324,512,903
Employee Transactions(2)	4,549	$36.65	—
Period 5 (May 5, 2019 to June 1, 2019)
Common Stock Repurchase Program(1)	2,877,313	$29.30	2,877,313	$240,199,387
Employee Transactions(2)	—	$—	—
Period 6 (June 2, 2019 to June 29, 2019)
Common Stock Repurchase Program(1)	711,818	$28.11	711,818	$220,191,990
Employee Transactions(2)	494	$27.62	—
Total for Quarter Ended June 29, 2019
Common Stock Repurchase Program(1)	3,589,131	$29.07	3,589,131	$220,191,990
Employee Transactions(2)	5,043	$35.76	—

(1)
On February 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period. The annual amount of any stock repurchases is restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

ITEM 6.	Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

10.1	Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan)*

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in inline XBRL includes: (i) the Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) the Consolidated Condensed Statements of Cash Flows; (iv) the Consolidated Condensed Statements of Stockholders’ Equity; and (v) the Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in inline XBRL (contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 7, 2019	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 7, 2019	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)