Form 10-Q
period 2019-09-28
WOLVERINE WORLD WIDE INC /DE/
filed 2019-11-07
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 80,875,736 shares of common stock, $1 par value, outstanding as of October 25, 2019.

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

•	problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•	strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;

•	the risk of impairment to goodwill and other intangibles;

•	the success of the Company’s restructuring and realignment initiatives undertaken from time to time; and

•	changes in future pension funding requirements and pension expenses.
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$574.3	$558.6	$1,666.3	$1,659.6
Cost of goods sold	331.0	326.5	972.4	965.4
Gross profit	243.3	232.1	693.9	694.2
Selling, general and administrative expenses	165.9	161.6	498.6	488.6
Environmental and other related costs	9.1	2.1	19.1	7.6
Operating profit	68.3	68.4	176.2	198.0
Other expenses:
Interest expense, net	8.2	5.8	21.8	18.7
Other income, net	(0.9)	(1.3)	(3.2)	(7.2)
Total other expenses	7.3	4.5	18.6	11.5
Earnings before income taxes	61.0	63.9	157.6	186.5
Income tax expense	12.4	5.0	28.2	25.5
Net earnings	48.6	58.9	129.4	161.0
Less: net earnings (loss) attributable to noncontrolling interests	(0.1)	0.1	—	0.2
Net earnings attributable to Wolverine World Wide, Inc.	$48.7	$58.8	$129.4	$160.8

Net earnings per share (see Note 3):
Basic	$0.57	$0.62	$1.46	$1.69
Diluted	$0.57	$0.60	$1.44	$1.65

Comprehensive income	$45.6	$60.8	$128.8	$163.3
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.5)	0.3	(0.3)	0.4
Comprehensive income attributable to Wolverine World Wide, Inc.	$46.1	$60.5	$129.1	$162.9

Cash dividends declared per share	$0.10	$0.08	$0.30	$0.24
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 28, 2019	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$125.2	$143.1	$228.1
Accounts receivable, less allowances:
September 28, 2019 – $24.0
December 29, 2018 – $26.6
September 29, 2018 – $29.7	357.3	361.2	364.0
Inventories:
Finished products, net	410.0	301.4	309.2
Raw materials and work-in-process, net	7.7	16.2	15.2
Total inventories	417.7	317.6	324.4
Prepaid expenses and other current assets	48.4	45.8	32.2
Total current assets	948.6	867.7	948.7
Property, plant and equipment:
Gross cost	399.1	381.8	393.7
Accumulated depreciation	(256.1)	(250.9)	(262.3)
Property, plant and equipment, net	143.0	130.9	131.4
Lease right-of-use assets, net	163.9	—	—
Other assets:
Goodwill	437.0	424.4	427.5
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	79.6	71.9	73.1
Deferred income taxes	3.2	3.1	4.0
Other	88.7	80.6	79.9
Total other assets	1,213.0	1,184.5	1,189.0
Total assets	$2,468.5	$2,183.1	$2,269.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 28, 2019	December 29, 2018	September 29, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155.6	$202.3	$139.5
Accrued salaries and wages	25.5	31.9	32.2
Other accrued liabilities	116.0	106.4	124.4
Lease liabilities	33.5	—	—
Current maturities of long-term debt	10.0	7.5	60.0
Borrowings under revolving credit agreements and other short-term notes	493.3	125.0	1.5
Total current liabilities	833.9	473.1	357.6
Long-term debt, less current maturities	430.7	438.0	601.0
Accrued pension liabilities	92.3	92.0	81.2
Deferred income taxes	112.0	107.9	99.4
Lease liabilities, noncurrent	151.0	—	—
Other liabilities	54.7	80.5	67.6
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; shares issued (including shares in treasury):
September 28, 2019 – 108,058,005 shares
December 29, 2018 – 107,609,206 shares
September 29, 2018 – 107,587,377 shares	108.1	107.6	107.6
Additional paid-in capital	221.3	201.4	190.6
Retained earnings	1,273.2	1,169.7	1,138.3
Accumulated other comprehensive loss	(88.6)	(88.3)	(81.2)
Cost of shares in treasury:
September 28, 2019 – 26,992,711 shares
December 29, 2018 – 15,905,681 shares
September 29, 2018 – 12,746,435 shares	(731.1)	(404.4)	(299.0)
Total Wolverine World Wide, Inc. stockholders’ equity	782.9	986.0	1,056.3
Noncontrolling interest	11.0	5.6	6.0
Total stockholders’ equity	793.9	991.6	1,062.3
Total liabilities and stockholders’ equity	$2,468.5	$2,183.1	$2,269.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES
Net earnings	$129.4	$161.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	23.3	22.6
Deferred income taxes	0.3	12.3
Stock-based compensation expense	17.3	21.2
Pension contribution	—	(60.7)
Pension and SERP expense	4.2	4.0
Cash payments related to restructuring costs	(0.1)	(4.8)
Environmental and other related costs, net of cash payments	(3.7)	(6.3)
Net loss on sale of assets	—	0.3
Other	(9.4)	6.5
Changes in operating assets and liabilities:
Accounts receivable	0.3	(95.4)
Inventories	(94.8)	(49.2)
Other operating assets	(1.2)	(3.2)
Accounts payable	(46.9)	(21.8)
Income taxes payable	9.3	8.2
Other operating liabilities	(12.0)	(28.7)
Net cash provided by (used in) operating activities	16.0	(34.0)
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(15.1)	—
Additions to property, plant and equipment	(28.7)	(15.3)
Proceeds from sale of assets	0.1	2.2
Investment in joint ventures	(8.5)	—
Other	(1.2)	(1.7)
Net cash used in investing activities	(53.4)	(14.8)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements and other short-term notes	368.3	1.0
Payments on long-term debt	(5.0)	(122.6)
Payments of debt issuance costs	(0.3)	—
Cash dividends paid	(25.4)	(21.0)
Purchases of common stock for treasury	(314.2)	(69.9)
Employee taxes paid under stock-based compensation plans	(16.7)	(8.1)
Proceeds from the exercise of stock options	7.0	23.2
Contributions from noncontrolling interests	5.7	—
Net cash provided by (used in) financing activities	19.4	(197.4)
Effect of foreign exchange rate changes	0.1	(6.7)
Decrease in cash and cash equivalents	(17.9)	(252.9)
Cash and cash equivalents at beginning of the year	143.1	481.0
Cash and cash equivalents at end of the quarter	$125.2	$228.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at June 30, 2018	$107.3	$177.1	$1,087.1	$(82.9)	$(279.0)	$5.7	$1,015.3
Net earnings			58.8			0.1	58.9
Other comprehensive income				1.7		0.2	1.9
Shares forfeited, net of shares issued under stock incentive plans (13,836 shares)	—	(0.1)					(0.1)
Shares issued for stock options exercised, net (321,546 shares)	0.3	6.5					6.8
Stock-based compensation expense		7.0					7.0
Cash dividends declared ($0.08 per share)			(7.6)				(7.6)
Issuance of treasury shares (3,005 shares)		0.1			—		0.1
Purchase of common stock for treasury (529,966 shares)					(20.0)		(20.0)
Balance at September 29, 2018	$107.6	$190.6	$1,138.3	$(81.2)	$(299.0)	$6.0	$1,062.3

Balance at June 29, 2019	108.0	213.2	1,232.8	(86.0)	(624.3)	11.5	$855.2
Net earnings (loss)			48.7			(0.1)	48.6
Other comprehensive loss				(2.6)		(0.4)	(3.0)
Shares forfeited, net of shares issued under stock incentive plans (1,917 shares)	0.1	(0.2)					(0.1)
Shares issued for stock options exercised, net (62,114 shares)	—	1.2					1.2
Stock-based compensation expense		7.1					7.1
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Issuance of treasury shares (1,831 shares)		—			0.1		0.1
Purchase of common stock for treasury (4,250,070 shares)					(106.8)		(106.8)
Purchases of shares under employee stock plans (3,440 shares)					(0.1)		(0.1)
Balance at September 28, 2019	$108.1	$221.3	$1,273.2	$(88.6)	$(731.1)	$11.0	$793.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity – continued
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings			160.8			0.2	161.0
Other comprehensive income				2.1		0.2	2.3
Shares forfeited, net of shares issued under stock incentive plans (135,700 shares)	(0.1)	(1.8)					(1.9)
Shares issued for stock options exercised, net (1,317,628 shares)	1.3	21.9					23.2
Stock-based compensation expense		21.2					21.2
Cash dividends declared ($0.24 per share)			(22.8)				(22.8)
Issuance of treasury shares (6,006 shares)		0.1			0.1		0.2
Purchase of common stock for treasury (2,207,909 shares)					(69.9)		(69.9)
Purchases of shares under employee stock plans (199,391 shares)					(6.2)		(6.2)
Change in accounting principle			8.1	(8.1)			—
Balance at September 29, 2018	$107.6	$190.6	$1,138.3	$(81.2)	$(299.0)	$6.0	$1,062.3

Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			129.4			—	129.4
Other comprehensive loss				(0.3)		(0.3)	(0.6)
Shares issued, net of shares forfeited under stock incentive plans (36,588 shares)	0.1	(4.1)					(4.0)
Shares issued for stock options exercised, net (412,211 shares)	0.4	6.6					7.0
Stock-based compensation expense		17.3					17.3
Cash dividends declared ($0.30 per share)			(25.9)				(25.9)
Issuance of treasury shares (5,831 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (10,730,962 shares)					(314.2)		(314.2)
Purchases of shares under employee stock plans (361,899 shares)					(12.7)		(12.7)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at September 28, 2019	$108.1	$221.3	$1,273.2	$(88.6)	$(731.1)	$11.0	$793.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended September 28, 2019 and September 29, 2018
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

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$48.7	$58.8	$129.4	$160.8
Adjustment for earnings allocated to non-vested restricted common stock	(1.0)	(1.2)	(2.6)	(3.4)
Net earnings used in calculating basic earnings per share	47.7	57.6	126.8	157.4
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	0.1	0.1
Net earnings used in calculating diluted earnings per share	$47.7	$57.6	$126.9	$157.5
Denominator:
Weighted average shares outstanding	83.5	94.9	87.3	95.2
Adjustment for non-vested restricted common stock	(0.5)	(1.7)	(0.7)	(1.8)
Shares used in calculating basic earnings per share	83.0	93.2	86.6	93.4
Effect of dilutive stock options	0.9	2.1	1.4	2.0
Shares used in calculating diluted earnings per share	83.9	95.3	88.0	95.4
Net earnings per share:
Basic	$0.57	$0.62	$1.46	$1.69
Diluted	0.57	0.60	1.44	1.65

For the quarter and year-to-date ended September 28, 2019, 1,228,157 and 131,004 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 29, 2018, 18,779 and 24,250 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018
Goodwill balance at beginning of the year	$424.4	$429.8
Acquisition of a business (see Note 17)	12.3	—
Foreign currency translation effects	0.3	(2.3)
Goodwill balance at end of the quarter	$437.0	$427.5

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of September 28, 2019, December 29, 2018 and September 29, 2018. The carrying value of the Company’s Sperry® trade name was $518.2 million as of September 28, 2019. If the operating results for Sperry® were to decline in future periods compared to current projections, the Company may need to record a non-cash impairment charge.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2019. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability as of the end of the third quarter of 2018. For receivables sold under the agreement, 90% of the stated amount is paid in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. During the third quarter of fiscal 2018, the Company discontinued selling accounts receivables under the agreement. The Company continued to service the outstanding receivables until they were collected.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended	Year-To-Date Ended
(In millions)	September 29, 2018
Accounts receivable sold	$40.1	$264.3
Fees charged	0.2	1.3

The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. This program reduced the Company's accounts receivable by $7.5 million as of September 29, 2018.

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
The Company holds agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company has $35.2 million of remaining fixed transaction price under its license agreements as of September 28, 2019, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

	Quarter Ended September 28, 2019			Quarter Ended September 29, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$279.5	$39.3	$318.8	$291.1	$36.6	$327.7
Wolverine Boston Group	203.5	37.8	241.3	183.7	30.9	214.6
Other	12.9	1.3	14.2	14.4	1.9	16.3
Total	$495.9	$78.4	$574.3	$489.2	$69.4	$558.6

	Year-To-Date Ended September 28, 2019			Year-To-Date Ended September 29, 2018
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$829.1	$110.6	$939.7	$842.2	$95.5	$937.7
Wolverine Boston Group	570.7	106.1	676.8	577.3	87.4	664.7
Other	46.3	3.5	49.8	51.3	5.9	57.2
Total	$1,446.1	$220.2	$1,666.3	$1,470.8	$188.8	$1,659.6

Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal periods presented related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Product returns reserve	$9.5	$13.6	$13.7
Customer markdowns reserve	3.6	4.0	4.9
Other sales incentives reserve	1.9	2.3	2.5
Customer rebates liability	10.8	12.8	14.0
Customer advances liability	5.4	3.8	3.9

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

7.	DEBT
Total debt consists of the following obligations:

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Term Loan A, due December 6, 2023	$195.0	$200.0	$415.6
Senior Notes, 5.00% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements and other short-term notes	493.3	125.0	1.5
Capital lease obligation	—	0.4	0.4
Unamortized deferred financing costs	(4.3)	(4.9)	(5.0)
Total debt	$934.0	$570.5	$662.5

On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $10.0 million as of September 28, 2019 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $3.9 million, $2.5 million and $2.5 million as of September 28, 2019, December 29, 2018 and September 29, 2018, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 28, 2019, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 3.24% and 3.20%, respectively.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of September 28, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $0.3 million, $0.0 million and $1.5 million as of September 28, 2019, December 29, 2018 and September 29, 2018, respectively.
Prior to fiscal 2019, the Company had a capital lease obligation. As a result of the adoption of ASU 2016-02, Leases, the capital lease is now classified as a financing lease and is no longer included in long term debt.
The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $1.2 million for the quarter and year-to-date ended September 28, 2019, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $2.2 million for the quarter and year-to-date ended September 29, 2018, respectively.
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments. The weighted-average discount rate for operating leases as of September 28, 2019 is 5.2%. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of September 28, 2019 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
The following is a summary of the Company’s lease cost.

	Quarter Ended	Year-To-Date Ended
(In millions)	September 28, 2019
Operating lease cost	$8.1	$24.3
Variable lease cost	3.6	10.9
Short-term lease cost	0.3	0.9
Sublease income	(1.0)	(2.9)
Total lease cost	$11.0	$33.2

The weighted-average remaining lease term for operating leases as of September 28, 2019 is 10.3 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to September 28, 2019 are as follows:

(In millions)	Operating Leases
Remainder of 2019	$8.7
2020	32.1
2021	29.3
2022	26.7
2023	19.9
Thereafter	122.3
Total future payments	239.0
Less: imputed interest	54.5
Recognized lease liability	$184.5

The Company made cash payments of $24.4 million for operating lease liabilities during the year-to-date ended September 28, 2019. During the year-to-date ended September 28, 2019, the Company entered into new or amended leases that resulted in the noncash recognition of right-of-use assets and lease liabilities of $25.0 million. In addition, the Company entered into real estate leases which will commence subsequent to September 28, 2019 with future undiscounted rental payments of $4.8 million. The Company has a financing lease with future payments of $0.3 million and a remaining term of 2.3 years.

9.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 545 days, 524 days and 545 days, as of September 28, 2019, December 29, 2018 and September 29, 2018, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has two interest rate swap arrangements, which unless otherwise terminated, will mature on July 13, 2020 and December 6, 2023, respectively. These agreements, which exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts, have been designated as cash flow hedges of the underlying debt. The notional amounts of the interest rate swap arrangements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangements is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transactions. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of each hedge, and continues to assess on an ongoing basis, whether the derivatives used in the hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 28, 2019	December 29, 2018	September 29, 2018
Foreign exchange contracts:
Hedge contracts	$237.7	$220.3	$215.5
Non-hedge contracts	—	4.8	8.1
Interest rate swaps	366.2	181.3	376.1
Cross currency swap	79.8	95.8	95.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Financial assets:
Foreign exchange contracts - hedge	$6.3	$8.7	$3.9
Interest rate swaps	—	1.6	3.6
Financial liabilities:
Foreign exchange contracts - hedge	$(0.2)	$—	$(0.2)
Interest rate swaps	(3.0)	—	—
Cross currency swap	(2.1)	(8.2)	(12.1)

10.	STOCK-BASED COMPENSATION
The Company recognized compensation expense of $7.1 million and $17.3 million, and related income tax benefits of $1.5 million and $3.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 28, 2019, respectively. The Company recognized compensation expense of $7.0 million and $21.2 million, and related income tax benefits of $1.4 million and $4.3 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 29, 2018, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.

During the year-to-date ended September 28, 2019, the Company issued 547,169 restricted awards at a weighted average grant date fair value of $34.80 per award. During the year-to-date ended September 29, 2018, the Company issued 601,320 restricted awards at a weighted average grant date fair value of $31.78 per award.
During the year-to-date ended September 28, 2019, the Company issued 344,433 performance awards at a weighted average grant date fair value of $37.33 per award. During the year-to-date ended September 29, 2018, the Company issued 384,657 performance awards at a weighted average grant date fair value of $32.13 per award.

11.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost pertaining to benefits earned during the period	$1.3	$1.5	$4.1	$4.6
Interest cost on projected benefit obligations	3.8	4.1	11.4	12.4
Expected return on pension assets	(4.4)	(5.4)	(13.3)	(15.5)
Net amortization loss	0.7	0.8	2.0	2.5
Net pension expense	$1.4	$1.0	$4.2	$4.0

The non-service cost components of net pension expense is recorded in the Other income, net line item on the consolidated condensed statements of operations and comprehensive income. The Company made contributions to its pension plans of $60.7 million for the year-to-date ended September 29, 2018.

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
The Company’s effective tax rates for the quarter and year-to-date ended September 28, 2019 were 20.3% and 17.9%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 29, 2018 were 7.8% and 13.7%, respectively. The increase in the effective tax rate for the current year periods is due primarily to the favorable impact on the prior year tax rate for voluntary pension contributions made in 2018.
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

The change in AOCI during the quarters ended September 28, 2019 and September 29, 2018 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of June 30, 2018	$(45.7)	$(4.0)		$(33.2)		$(82.9)
Other comprehensive income (loss) before reclassifications (1)	1.0	(0.2)		—		0.8
Amounts reclassified from AOCI	—	0.8	(2)	0.8	(3)	1.6
Income tax expense (benefit)	—	(0.5)		(0.2)		(0.7)
Net reclassifications	—	0.3		0.6		0.9
Net current-period other comprehensive income (loss) (1)	1.0	0.1		0.6		1.7
Balance of AOCI as of September 29, 2018	$(44.7)	$(3.9)		$(32.6)		$(81.2)

Balance of AOCI as of June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)
Other comprehensive income (loss) before reclassifications (1)	(5.6)	5.5		—		(0.1)
Amounts reclassified from AOCI	—	(4.2)	(2)	0.7	(3)	(3.5)
Income tax expense (benefit)	—	1.1		(0.1)		1.0
Net reclassifications	—	(3.1)		0.6		(2.5)
Net current-period other comprehensive income (loss) (1)	(5.6)	2.4		0.6		(2.6)
Balance of AOCI as of September 28, 2019	$(53.6)	$(0.4)		$(34.6)		$(88.6)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.
The change in AOCI during the year-to-date ended September 28, 2019 and September 29, 2018 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(12.0)	7.4		—		(4.6)
Amounts reclassified from AOCI	—	6.7	(2)	2.5	(3)	9.2
Income tax expense (benefit)	—	(2.0)		(0.5)		(2.5)
Net reclassifications	—	4.7		2.0		6.7
Net current-period other comprehensive income (loss) (1)	(12.0)	12.1		2.0		2.1
Reclassifications to retained earnings (4)	—	(2.1)		(6.0)		(8.1)
Balance of AOCI as of September 29, 2018	$(44.7)	$(3.9)		$(32.6)		$(81.2)

Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	(0.6)	4.7		—		4.1
Amounts reclassified from AOCI	—	(7.7)	(2)	2.0	(3)	(5.7)
Income tax expense (benefit)	—	1.7		(0.4)		1.3
Net reclassifications	—	(6.0)		1.6		(4.4)
Net current-period other comprehensive income (loss) (1)	(0.6)	(1.3)		1.6		(0.3)
Balance of AOCI as of September 28, 2019	$(53.6)	$(0.4)		$(34.6)		$(88.6)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Financial assets:
Derivatives	$6.3	$10.3	$7.5
Financial liabilities:
Derivatives	$(5.3)	$(8.2)	$(12.3)

The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The two interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
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

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Carrying value	$934.0	$570.1	$662.1
Fair value	952.8	566.8	668.7

The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

15.	LITIGATION AND CONTINGENCIES
Litigation
The Company operated a leather tannery in Rockford, Michigan from the early 1900s through 2009 (the “Tannery”). The Company also owns a parcel on House Street in Plainfield Township that the Company used for the disposal of Tannery byproducts until about 1970 (the "House Street" site). Beginning in the late 1950s, the Company used 3M Company’s Scotchgard™ in its processing of certain leathers at the Tannery. Until 2002 when 3M Company changed its Scotchgard™ formula, Tannery byproducts disposed of by the Company at the House Street site and other locations may have contained PFOA and/or PFOS, two chemicals in the family of compounds known as per- and polyfluoroalkyl substances (together, “PFAS”). PFOA and PFOS help provide non-stick, stain-resistant, and water-resistant qualities, and were used for many decades in commercial products like firefighting foams and metal plating, and in common consumer items like food wrappers, microwave popcorn bags, pizza boxes, Teflon™, carpets and Scotchgard™.
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
The Company has been served with two regulatory actions including a civil action filed by the EGLE under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), Part 201 of the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and Part 31 of NREPA, and a Unilateral Administrative Order issued by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) Section 106. The Company has also been served with individual lawsuits and three putative class action lawsuits. The three putative class action lawsuits were subsequently refiled as a single consolidated putative class action lawsuit.
Civil and Regulatory Actions of EGLE and EPA
On January 10, 2018, EGLE filed a civil action against the Company in the U.S District Court for the Western District of Michigan under RCRA and Parts 201 and 31 of NREPA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "EGLE Action"). Plainfield and Algoma Townships have intervened in the EGLE Action alleging claims under RCRA, CERCLA, Part 201 of NREPA, and common law nuisance.
The EGLE Action seeks to require the Company to investigate the location and extent of PFAS in the environment, develop and implement plans for the continued sampling and analysis of impacts to drinking water wells from PFAS released or disposed of by the Company, and provide alternative drinking water supplies to homes impacted by PFAS for which the Company is allegedly responsible. The EGLE Action further seeks to require the Company to connect users of drinking water wells to municipal drinking water supplies to address allegedly unacceptable risks posed by a release or threat of release of PFAS attributable to the Company. On December 19, 2018, the Company filed a third-party complaint against the 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action. On June 20, 2019, the 3M Company filed a counterclaim against the Company in response to the Company’s third-party complaint in the EGLE Action, seeking, among other things, contractual and common law indemnity and contribution under CERCLA and Part 201 of NREPA. In July 2019, the Court ordered all parties to the EGLE Action (including the 3M Company as a third-party defendant) to participate in confidential mediation. Initial mediation sessions were held in September 2019, and the parties remain engaged in discussions.
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
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a). The effective date of the Order was February 1, 2018. The Order pertained to the Company's Tannery and House Street sites and directed the Company to conduct specified removal actions, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has already completed some of these activities and submitted work plans for completion of the remaining items.
The Company discusses its reserve for remediation costs in the environmental liabilities section below.
Individual and Class Action Litigation
Individual lawsuits and three putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. The 3M Company, which sold Scotchgard containing PFAS to the Company, has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation has sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (collectively with the individual lawsuits and putative class action, the “Litigation Matters”). Assessing potential liability with respect to the Litigation Matters at this time, however, is difficult. The Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the Litigation Matters are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
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
Environmental Liabilities
The following is a summary of the activity with respect to an environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018
Remediation liability at beginning of the year	$22.6	$31.1
Changes in estimate	—	0.9
Amounts paid	(7.8)	(8.6)
Remediation liability at the end of the quarter	$14.8	$23.4

The reserve balance as of September 28, 2019 comprises $10.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $4.3 million expected to be paid over the course of up to 27 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
Minimum future royalty and advertising obligations for the fiscal periods subsequent to September 28, 2019 under the terms of certain licenses held by the Company are as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Minimum royalties	$—	$1.5	$1.7	$1.8	$—	$—
Minimum advertising	0.3	3.2	3.3	3.4	3.5	3.6

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $1.6 million for the quarter and year-to-date ended September 28, 2019, respectively. For the quarter and year-to-date ended September 29, 2018, the Company incurred royalty expense in accordance with these agreements of $0.6 million and $1.7 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.9 million and $2.8 million for the quarter and year-to-date ended September 28, 2019, respectively. For the quarter and year-to-date ended September 29, 2018, the Company incurred advertising expense in accordance with these agreements of $0.5 million and $2.2 million, respectively.

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

	Quarter Ended		Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Wolverine Michigan Group	$318.8	$327.7	$939.7	$937.7
Wolverine Boston Group	241.3	214.6	676.8	664.7
Other	14.2	16.3	49.8	57.2
Total	$574.3	$558.6	$1,666.3	$1,659.6
Operating profit (loss):
Wolverine Michigan Group	$66.0	$69.4	$183.8	$195.2
Wolverine Boston Group	46.5	37.6	115.7	120.0
Other	0.7	0.4	3.0	2.9
Corporate	(44.9)	(39.0)	(126.3)	(120.1)
Total	$68.3	$68.4	$176.2	$198.0

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Total assets:
Wolverine Michigan Group	$814.8	$626.8	$650.3
Wolverine Boston Group	1,404.6	1,282.2	1,264.1
Other	43.8	50.0	45.2
Corporate	205.3	224.1	309.5
Total	$2,468.5	$2,183.1	$2,269.1
Goodwill:
Wolverine Michigan Group	$143.1	$143.8	$144.4
Wolverine Boston Group	293.9	280.6	283.1
Total	$437.0	$424.4	$427.5

17.	BUSINESS ACQUISITIONS
On April 30, 2019, the Company acquired assets and assumed liabilities from Sportlab S.R.L. (“Sportlab”), the distributor of Saucony® footwear in Italy. Total purchase consideration of $25.1 million includes cash paid, extinguishment of Sportlab’s accounts payable balance that was due to the Company at the time of acquisition and contingent consideration. The contingent consideration is based on sales activity from the date of the acquisition through the remainder of fiscal 2019 and is valued based on the order backlog at the acquisition date. The maximum amount of contingent consideration for which the Company would be liable is $5.7 million and if earned, would be paid in the first quarter of fiscal 2020. The detailed amounts of each component of the purchase consideration are as follows:

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

The preliminary allocation of the purchase price through September 28, 2019 was:

(In millions)	Initial Valuation
Accounts receivable	$1.8
Inventories	6.2
Goodwill	12.3
Amortizable intangibles	12.9
Total assets acquired	33.2
Deferred income taxes	3.6
Other liabilities	4.5
Total liabilities assumed	8.1
Net assets acquired	$25.1

The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made at September 28, 2019. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes. uncertain tax positions, remaining contingent consideration and the resulting effects on the amount of recorded goodwill.
The excess of the purchase price over the fair value of the net assets acquired, amounting to $12.3 million, was preliminarily recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Wolverine Boston Group operating segment. The goodwill that was recognized is attributable to the efficiencies to be gained by integrating operations with the Saucony® distribution business purchased from Sportlab. Other intangible assets acquired include order backlog, valued at $1.7 million, and customer relationship assets, valued at $11.2 million, which have estimated useful lives of 7 months and 14 years, respectively.

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
The Company’s brands are marketed in approximately 170 countries and territories, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. As of September 28, 2019, the Company operated 94 retail stores in the United States and Canada and 41 consumer-direct websites.
2019 FINANCIAL OVERVIEW

•
Revenue was $574.3 million for the third quarter of 2019, representing growth of 2.8% compared to the third quarter of 2018. The change in revenue reflected a 2.7% decline from the Michigan Group and a 12.4% increase from the Boston Group. Changes in foreign exchange rates decreased revenue by $4.7 million during the third quarter of 2019.

•	Gross margin was 42.4% in the third quarter of 2019 compared to 41.6% in the third quarter of 2018.

•	The effective tax rates in the third quarters of 2019 and 2018 were 20.3% and 7.8%, respectively.

•	Diluted earnings per share for the third quarters of 2019 and 2018 were $0.57 per share and $0.60 per share, respectively.

•	The Company declared cash dividends of $0.10 per share and $0.08 per share in the third quarters of 2019 and 2018, respectively.

•	The Company repurchased $106.8 million of shares in the third quarter of 2019 at an average price of $25.13 per share.

RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 28, 2019	September 29, 2018	Percent Change	September 28, 2019	September 29, 2018	Percent Change
Revenue	$574.3	$558.6	2.8%	$1,666.3	$1,659.6	0.4%
Cost of goods sold	331.0	326.5	1.4	972.4	965.4	0.7
Gross profit	243.3	232.1	4.8	693.9	694.2	—
Selling, general and administrative expenses	165.9	161.6	2.7	498.6	488.6	2.0
Environmental and other related costs	9.1	2.1	333.3	19.1	7.6	151.3
Operating profit	68.3	68.4	(0.1)	176.2	198.0	(11.0)
Interest expense, net	8.2	5.8	41.4	21.8	18.7	16.6
Other income, net	(0.9)	(1.3)	30.8	(3.2)	(7.2)	55.6
Earnings before income taxes	61.0	63.9	(4.5)	157.6	186.5	(15.5)
Income tax expense	12.4	5.0	148.0	28.2	25.5	10.6
Net earnings	48.6	58.9	(17.5)	129.4	161.0	(19.6)
Less: net earnings (loss) attributable to noncontrolling interests	(0.1)	0.1	(200.0)	—	0.2	(100.0)
Net earnings attributable to Wolverine World Wide, Inc.	$48.7	$58.8	(17.2)%	$129.4	$160.8	(19.5)%

Diluted earnings per share	$0.57	$0.60	(5.0)%	$1.44	$1.65	(12.7)%
REVENUE
Revenue was $574.3 million for the third quarter of 2019, representing an increase of 2.8% compared to the third quarter of 2018. The change in revenue reflected a 2.7% decline from the Michigan Group and a 12.4% increase from the Boston Group. The Michigan Group’s revenue decline was driven by high-teens declines from Cat® and Chaco®, partially offset by high-single digit increase from Merrell®. The Boston Group’s revenue increase was driven by a low-teens increase for Sperry® and a mid-teens increase for Saucony®. Changes in foreign exchange rates decreased revenue by $4.6 million during the third quarter of 2019.
Revenue was $1,666.3 million in the first three quarters of 2019, an increase of 0.4% from the first three quarters of 2018. The change in revenue reflected an increase of 0.2% from the Michigan Group and a 1.8% increase from the Boston Group. The Michigan Group’s revenue increase was driven by mid-single digit growth from Merrell® and high-single digit growth from Cat®, partially offset by a mid-teens decline for Chaco®. The Boston Group’s revenue increase was driven by mid-teens growth for Keds®. Changes in foreign exchange rates decreased revenue by $14.9 million during the first three quarters of 2019.
GROSS MARGIN
Gross margin was 42.4% in the third quarter of 2019 compared to 41.6% in the third quarter of 2018. Gross margin was 41.6% in the first three quarters of 2019 compared to 41.8% during the first three quarters of 2018. The increase in the third quarter of 2019 resulted from favorable product mix and the acquisition of a distributor in Italy, partially offset by business model changes for certain international wholesale customers and higher closeout sales. The decrease in the first three quarters of 2019 resulted from unfavorable product mix and business model changes for certain international wholesale customers, partially offset by the acquisition of a distributor in Italy, a higher mix of higher gross margin consumer-direct revenue and reduced markdowns.
OPERATING EXPENSES
Operating expenses increased $11.3 million, from $163.7 million in the third quarter of 2018 to $175.0 million in the third quarter of 2019. The increase was driven by higher environmental and other related costs ($7.0 million), higher general and administrative costs ($3.9 million), higher selling costs ($2.7 million), higher reorganization costs ($2.5 million) and higher distribution costs ($1.3 million), partially offset by lower advertising costs ($4.1 million) and lower employee incentive compensation costs ($1.5 million).
Operating expenses increased $21.5 million, from $496.2 million in the first three quarters of 2018 to $517.7 million in the first three quarters of 2019. The increase is due to higher environmental and other related costs ($11.5 million), higher general and administrative costs ($7.2 million), higher distribution costs ($5.3 million), higher selling costs ($4.5 million), higher business development costs ($3.0 million) and higher reorganization costs ($2.5 million), partially offset by lower employee incentive compensation costs ($9.5 million) and lower advertising costs ($3.1 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $8.2 million in the third quarter of 2019 compared to $5.8 million in the third quarter of 2018. Net interest expense was $21.8 million in the first three quarters of 2019 compared to $18.7 million in the first three quarters of 2018. Interest expense increased by $1.1 million during the third quarter of 2019 due primarily to higher average debt balances in 2019. Interest income was $1.3 million lower in third quarter of 2019 as a result of lower cash balances compared to 2018. The increase in net interest expense for the first three quarters of 2019 was due to lower interest income ($3.7 million) as a result of lower cash balances, partially offset by reduced interest expense ($0.6 million) due primarily to lower amortization expense on deferred financing fees.
Other income was $0.9 million in the third quarter of 2019, compared to $1.3 million in the third quarter of 2018. The decrease was driven by higher non-service pension costs ($0.6 million), partially offset by the inclusion of sublease income in 2019 ($1.0 million) due to the implementation of ASU 2016-02 during the first quarter of 2019. Other income was $3.2 million in the first three quarters of 2019 compared to $7.2 million in the first three quarters of 2018. This decline was driven by a foreign currency remeasurement gain in 2018 ($5.9 million), which was partially offset by the inclusion of sublease income in 2019 due to the implementation of ASU 2016-02 during the first quarter of 2019 ($2.9 million).
The effective tax rates in the third quarters of 2019 and 2018 were 20.3% and 7.8%, respectively. The effective tax rates in the first three quarters of 2019 and 2018 were 17.9% and 13.7%, respectively. The increase in the effective tax rate for the current year periods is due primarily to the favorable impact on the prior year tax rate for voluntary pension contributions made in 2018.
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

The reportable operating segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018	Change	Percent Change	September 28, 2019	September 29, 2018	Change	Percent Change
REVENUE
Wolverine Michigan Group	$318.8	$327.7	$(8.9)	(2.7)%	$939.7	$937.7	$2.0	0.2%
Wolverine Boston Group	241.3	214.6	26.7	12.4	676.8	664.7	12.1	1.8
Other	14.2	16.3	(2.1)	(12.9)	49.8	57.2	(7.4)	(12.9)
Total	$574.3	$558.6	$15.7	2.8%	$1,666.3	$1,659.6	$6.7	0.4%

	Quarter Ended				Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018	Change	Percent Change	September 28, 2019	September 29, 2018	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$66.0	$69.4	$(3.4)	(4.9)%	$183.8	$195.2	$(11.4)	(5.8)%
Wolverine Boston Group	46.5	37.6	8.9	23.7	115.7	120.0	(4.3)	(3.6)
Other	0.7	0.4	0.3	75.0	3.0	2.9	0.1	3.4
Corporate	(44.9)	(39.0)	(5.9)	(15.1)	(126.3)	(120.1)	(6.2)	(5.2)
Total	$68.3	$68.4	$(0.1)	(0.1)%	$176.2	$198.0	$(21.8)	(11.0)%
Further information regarding the reportable operating segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue decreased $8.9 million, or 2.7%, in the third quarter of 2019 compared to the third quarter of 2018. The revenue decrease included high-teens declines from Cat® and Chaco® and a mid-teens decline from Hush Puppies®, partially offset by high-single digit growth from Merrell®. The Cat® decline is due to shipments scheduled for the third quarter of 2019 that shipped in the second quarter of 2019. The Chaco® decline is due to higher inventories at retail and competitive pricing pressure on certain key sandal offerings. The Hush Puppies® decline is due to slow sell through at retail in the U.S. and declines in Canada and Latin America. The Merrell® increase is due to growth in most geographic regions and growth in the Lifestyle, Work and Nature’s Gym categories and strong eCommerce growth in the high-teens.
The Michigan Group’s revenue increased $2.0 million, or 0.2%, in the first three quarters of 2019 compared to the first three quarters of 2018. This growth included a mid-single digit increase from Merrell® and a high-single digit increase from Cat®, partially offset by mid-teens declines from Chaco® and Hush Puppies®. The Cat® increase for the first three quarters was due to strength in the Work category, business model changes for certain international customers and growth in Europe and Latin America. The Merrell® increase was due to increased wholesale demand in the U.S., growth in Latin America and Asia Pacific and strong eCommerce growth in the mid-twenties. The Chaco® decline was due to the late start to Spring, high inventory levels at retailers and competitive pricing pressure on certain key sandal offerings. The Hush Puppies® decline was due to late deliveries of product and lower demand in the U.S. due to slow sell through at retail and declines in Canada, Europe and Latin America.
The Michigan Group’s operating profit declined $3.4 million in the third quarter of 2019 compared to the third quarter of 2018. This decline was due to the group’s lower revenue and a 50 basis point gross margin decline due to product mix and higher close-out sales. In the first three quarters of 2019, the Michigan Group’s operating profit declined $11.4 million, or 5.8%, compared to the first three quarters of 2018. The change was driven by a 70 basis point decline in gross margin and a $5.7 million increase in selling, general and administrative costs. The gross margin decline was due to the bankruptcy of an international distributor, product mix and business model changes for certain international distributors. The increase in selling, general and administrative expenses was due to higher distribution and product development costs, investments in eCommerce growth and new Merrell® stores.
Wolverine Boston Group
The Boston Group’s revenue increased by $26.7 million, or 12.4%, during the third quarter of 2019 compared to the third quarter of 2018. The increase was due to a low-teens increase in Sperry®, a mid-teens increase in Saucony® and a high-teens increase in the Kids footwear business. The Sperry® increase in the third quarter was due to growth in the U.S. wholesale business from strong boot sales, strong low-twenties eCommerce growth and new retail store openings. The Saucony® increase in the third quarter was due to the acquisition of the Saucony® distributor in Italy and strong low-thirties eCommerce growth. The Kids increase was due to strength in the Sperry® and Merrell® kids business and low-forties eCommerce growth.
The Boston Group’s revenue increased by $12.1 million, or 1.8%, during the first three quarters of 2019 compared to the first three quarters of 2018. This resulted from a mid-teens increase from Keds® and a high-single digit increase in the Kids footwear business, partially offset by a low-single digit decline in Saucony®. The increase in Keds® was due to growth in the U.S. wholesale business, growth in Asia and strong eCommerce growth in the high-twenties. The Kids increase was due to strength in the Sperry and Merrell® kids business and low-sixties eCommerce growth. The decrease for Saucony® was due to lower demand for products in the U.S. wholesale channel and in certain international third-party markets, partially offset by the acquisition of the Saucony® distributor in Italy.
The Boston Group’s operating profit increased $8.9 million in the third quarter of 2019 compared to the third quarter of 2018 due primarily to the increase in revenue for the quarter and a 120 basis point gross margin improvement due to the acquisition of the Saucony® distributor in Italy and lower close-out sales, partially offset by higher selling, general and administrative expense due to the Italy acquisition and new Sperry® stores. The Boston Group’s operating profit declined $4.3 million in the first three quarters of 2019 compared to the first three quarters of 2018. This was due primarily higher selling, general and administrative expense of $10.7 million due to the acquisition of the Saucony® distributor in Italy, new Sperry® stores and higher distribution and advertising costs, partially offset by the group’s higher revenue and gross margin improvement.
Other
The Other category’s revenue decreased $2.1 million, or 12.9%, in the third quarter of 2019 compared to the third quarter of 2018. This decline reflected lower revenue from third-party sourcing commission revenue. During the first three quarters of 2019, the Other category’s revenue declined $7.4 million, or 12.9%, compared to the first three quarters of 2018. The decline reflected lower third-party sourcing commission revenue, a decrease in sales at multi-branded stores and a low-single digit decline in the performance leathers business due to lower demand.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 28, 2019	December 29, 2018	September 29, 2018
Cash and cash equivalents	$125.2	$143.1	$228.1
Debt (1)	934.0	570.5	662.5
Available revolving credit facility (2)	303.1	672.5	597.5

(1)	Prior to 2019, Debt includes capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Year-To-Date Ended
(In millions)	September 28, 2019	September 29, 2018
Net cash provided by (used in) operating activities	$16.0	$(34.0)
Net cash used in investing activities	(53.4)	(14.8)
Net cash provided by (used in) financing activities	19.4	(197.4)
Additions to property, plant and equipment	28.7	15.3
Depreciation and amortization	23.3	22.6
Liquidity
Cash and cash equivalents of $125.2 million as of September 28, 2019 were $102.9 million lower compared to September 29, 2018. The decrease is due primarily to share repurchases of $419.0 million, increased investing activity of $60.8 million and cash dividends paid of $33.0 million, partially offset by increased net borrowings under the Credit Agreement of $272.4 million and cash provided by operating activities during the previous four quarters of $147.5 million. The Company had $303.1 million of borrowing capacity available under the Revolving Credit Facility as of September 28, 2019. Cash and cash equivalents located in foreign jurisdictions totaled $81.8 million as of September 28, 2019.

Cash flow from operating activities and borrowings on the Revolving Credit Facility are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, repurchase the Company’s common stock and pursue acquisitions.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of September 28, 2019, the Company had a reserve of $14.8 million, of which $10.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $4.3 million recorded in other liabilities expected to be paid over the course of up to 27 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2019, an increase in net working capital represented a use of cash of $145.3 million. Working capital balances were unfavorably impacted by an increase in inventories of $94.8 million, by a decrease in accounts payable of $46.9 million and a decrease in other operating liabilities of $12.0 million, partially offset by an increase in income taxes payable of $9.3 million. The increase in inventory is due primarily to the Company’s strategy to mitigate potential changes in tariffs on imported footwear, anticipated growth in sales and new stores.
Investing Activities
The Company made capital expenditures of $28.7 million and $15.3 million in the first three quarters of 2019 and 2018, respectively, for building improvements, new retail stores and information system enhancements. During the second quarter of 2019, the Company made cash investments of $15.1 million related to a business acquisition and $8.5 million related to investments in joint ventures. See Note 17 for additional information regarding the acquisition.
Financing Activities
On December 6, 2018, the Company amended its Credit Agreement. The Credit Agreement includes a $200.0 million Term Loan A and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023.
As of September 28, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at September 28, 2019 totaled $934.0 million compared to $570.5 million at December 29, 2018. The increase was due primarily to stock repurchases and to fund a business acquisition and investments in joint ventures.
The Company repurchased $314.2 million and $69.9 million of shares in the first three quarters of 2019 and 2018, respectively. The Company may purchase up to an additional $513.4 million of shares under its existing common stock repurchase program that expires in 2023. The Company also paid $16.7 million in the first three quarters of 2019 in connection with shares or units withheld to pay employee taxes related to stock incentive plans.
The Company declared a cash dividend of $0.10 per share and $0.08 per share, or $8.3 million and $7.6 million, for the third quarters of 2019 and 2018, respectively. A quarterly dividend of $0.10 per share was declared on November 1, 2019 to shareholders of record on January 2, 2020.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of September 28, 2019 and September 29, 2018, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $237.7 million and $215.5 million, respectively, with maturities ranging up to 545 days.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of September 28, 2019, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $0.6 million from their value as of December 29, 2018. As of September 29, 2018, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $12.0 million from their value at December 30, 2017. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of September 28, 2019, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 28, 2019, the Company’s total variable-rate debt was $688.3 million and the Company held two interest rate swap agreements, denominated in U.S. dollars, that effectively converted $366.2 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in its 2018 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 30, 2019 to August 3, 2019)
Common Stock Repurchase Program(1)	1,000	$26.01	1,000	$220,165,985
Employee Transactions(2)	7,950	$27.46	—
Period 8 (August 4, 2019 to August 31, 2019)
Common Stock Repurchase Program(1)	3,967,203	$25.03	3,967,203	$120,848,303
Employee Transactions(2)	249	$23.43	—
Period 9 (September 1, 2019 to September 28, 2019)
Common Stock Repurchase Program(1)	281,867	$26.46	281,867	$513,389,908
Employee Transactions(2)	492	$26.69	—
Total for Quarter Ended September 28, 2019
Common Stock Repurchase Program(1)	4,250,070	$25.13	4,250,070	$513,389,908
Employee Transactions(2)	8,691	$27.30	—

(1)
On February 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period. On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. The annual amount of any stock repurchases is restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 7, 2019	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 7, 2019	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)