Form 10-K
period 2019-12-28
WOLVERINE WORLD WIDE INC /DE/
filed 2020-02-26
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-06024
WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware			38-1185150
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

9341 Courtland Drive N.E.
Rockford	,	Michigan	49351
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (616) 866-5500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	WWW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter: $2,285,790,560. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 14, 2020: 81,929,364.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held April 30, 2020 are incorporated by reference into Part III of this report.

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

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	foreign currency exchange rate fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the recent coronavirus outbreak;

•	the cost and availability of raw materials, inventories, services and labor for contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	increases in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

•
the impact of regulation, regulatory and legal proceedings and legal compliance risks, including compliance with federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, litigation or other legal proceedings relating to the protection of the environment or environmental effects on human health and settlements or other dispositions of such litigation or other legal proceedings;

•
risks of breach of the Company’s databases or other systems, or those of its vendors, which contain certain personal information, payment card data or proprietary information, due to cyberattack or other causes;

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
General
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel, performance outdoor and athletic footwear and apparel, kids' footwear, industrial work boots and apparel, and uniform shoes and boots. The Company, a Delaware corporation, is the successor of a Michigan corporation of the same name, originally organized in 1906, which, in turn, was the successor of a footwear business established in Grand Rapids, Michigan in 1883. The Company’s products are marketed worldwide in approximately 170 countries and territories through owned operations in the United States ("U.S."), Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures.
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

The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue for the reportable operating segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party distributors, licensees and joint ventures; and revenue from the Company’s consumer-direct businesses.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, organizational transformation costs, reorganization costs, restructuring and other related costs, impairment of intangible assets, environmental and other related costs, a foreign currency remeasurement gain recorded in the second quarter of fiscal 2018 and a pension settlement loss related to the Company's purchase of pension annuity contracts in the fourth quarter of fiscal 2018. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker. The Company’s Global Operations Group is responsible for sourcing, distribution, logistics and customer support.
The Company's operating segments and related brands are described in more detail below.

1.	Wolverine Michigan Group
Merrell®: Merrell® exists to give you all you really need to discover the simple yet profound power of the trail. We believe the trail is for everyone and our goal is to provide thoughtfully designed, rigorously tested products that over-deliver on performance, versatility and durability. The brand's slogan is "When you’ve got air in your lungs and good shoes on your feet, you’ve got everything you need." Merrell® designs and creates products (footwear, apparel and accessories) in strategic categories such as technical hiking, trail running, training, lifestyle and work for men, women and children. Merrell® footwear is sold in a variety of channels including outdoor specialty, sporting goods and department stores, internet and catalog retailers, Merrell® retail stores and an eCommerce site. Merrell® apparel and accessories helps extend the brand to create a versatile line of apparel built for both performance and lifestyle. Merrell® also creates and markets a line of accessories including daypacks and duffels fit for adventure.
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
Wolverine®: The Wolverine® brand offers high-quality boots and shoes to deliver comfort and durability. The Wolverine® brand, in existence since 1883, markets footwear in the trade work, outdoor recreation, and lifestyle and heritage categories. The development of DuraShocks®and EPX Anti-Fatigue® technologies, as well as the development of the Contour Welt® line, allows the Wolverine® brand to offer a broad line of footwear with a focus on comfort. The Wolverine® work product line targets skilled trade workers and focuses on work boots and shoes with protective features such as toe caps, metatarsal guards and electrical hazard protection. The Wolverine® outdoor recreation product lines incorporate DuraShocks® and other technologies and comfort features into products designed for outdoor sport use and to meet the needs of hunters, fishermen and other active outdoor sports enthusiasts. The brand's lifestyle and heritage line targets consumers looking for rugged and well-crafted casual boots and shoes. The brand also markets a line of work and rugged casual Wolverine® brand apparel and socks, and licenses the Wolverine® brand for use on eyewear, gloves and base layers.
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
Hytest® Safety Footwear: The Hytest® product line consists of high-quality work boots and shoes that incorporate various specialty safety features designed to protect against hazards of the workplace, including steel toe, composite toe, nano toe, metatarsal guards, electrical hazard protection, static dissipating and conductive footwear. Hytest® footwear is distributed primarily through a network of independently-owned Shoemobile® mobile truck retail outlets providing direct sales of the Company’s occupational and work footwear brands to workers at industrial facilities and also through direct sales arrangements with large industrial customers.

2.	Wolverine Boston Group
Sperry®: Sperry® is a leading global nautical performance and lifestyle brand offering footwear, apparel and accessories to a broad range of consumers. The brand has been an American favorite since 1935 with the introduction of the industry’s first boat shoe. Today, Sperry® remains the leader in the boat shoe category, but has also expanded its business into casuals, dress casuals, wet weather, boots and vulcanized product categories. Sperry® has evolved into a well-balanced, multi-category (footwear, apparel and accessories) and year-round lifestyle brand for men and women. The Sperry core product lines have evolved from the A/O Boat Shoe to include Saltwater in Wet Weather and the CVO, Striper and Crest Vibe. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through Sperry® retail stores and an eCommerce site.
Saucony®: Saucony® is a purpose driven performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical needs of runners while delivering on their emotional style needs as well. Saucony innovations include Powerrun+, a cushioning technology system; PWRFOAM midsole, PWRTRAC outsole, and FormFit, an adaptive fit system. Saucony® offers five categories of performance footwear products; Competition, Road, Trail, Tread and Walking; as well as the Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. Through our Run For Good brand platform and charitable foundation, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers, as well as Saucony® retail stores and an eCommerce site.
Keds®: Keds® is an authentic, casual lifestyle brand brought to life in 1916 with its simple, yet chic take on canvas footwear. Emerging from its popularity came the iconic Champion® sneaker, a shoe that soon ignited a style revolution, popularized by everyone from fashion icons to the girl next door. Today, Keds® remains a true American brand, rooted in female empowerment and fueled by a passion for inspiring a new generation of ladies. The brand’s product architecture targets young women consumers with both core offerings and seasonal iterations featuring updated prints, patterns, materials and constructions on lace-up and slip-on silhouettes, all designed specifically for a woman’s foot. Keds® continues to inspire loyalty through purposeful, innovative and classic, yet modernized footwear and its unwavering support for putting ladies first.
Kids Footwear: The Kids footwear business includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®. With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand. Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are distributed through premium and better lifestyle retailers, outdoor and sporting good retailers, as well as through an eCommerce site and by a license partner.
Other Businesses
In addition to its reportable segments, the Company operates a performance leather business, sourcing operations and a multi-brand consumer-direct business.
Wolverine Leathers Division - The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and also sold to external footwear brands.
Sourcing Division - The sourcing division earns third-party commission revenue by providing consulting services related to product development, production control, quality assurance, materials procurement, compliance and other services.
Multi-brand Consumer-Direct Division - The multi-brand consumer-direct division includes retail stores that sell footwear and apparel from the Company's brand portfolio and other brands.
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

•	The Company uses volume direct programs to ship products to retail customers and to provide products at competitive prices to service major retail, catalog, mass merchant and government customers.

•	The Company also operates brick and mortar retail stores and eCommerce sites.
A broad distribution base insulates the Company from dependence on any one customer. No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal 2019, 2018 or 2017.
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in Mexico, Colombia and China. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures will provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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
Order Backlog
At February 22, 2020, the Company had an order backlog of $974 million, compared to an order backlog of $964 million at February 23, 2019. Substantially all of the backlog as of February 22, 2020 relates to orders for products expected to ship in fiscal 2020. Orders in the backlog are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any particular time is affected by a number of factors, including seasonality, retail conditions, expected customer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be predictive of eventual actual shipments.
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
Environmental Matters
The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with foreign and domestic federal, state and local agencies from time to time to resolve cleanup issues at various sites and other regulatory issues. Financial information regarding the Company’s environmental remediation activities is found in Note 17 to our Consolidated Financial Statements.
Employees
As of December 28, 2019, the Company had approximately 4,000 domestic and foreign production, office and sales employees. The Company presently considers its employee relations to be good.
Available Information
Information about the Company, including the Company’s Code of Business Conduct, Corporate Governance Guidelines, Director Independence Standards, Accounting and Finance Code of Ethics, Audit Committee Charter, Compensation Committee Charter and Governance Committee Charter, is available at its website at www.wolverineworldwide.com/investor-relations/corporate-governance. Printed copies of the documents listed above are available upon request, without charge, by writing to the Company at 9341 Courtland Drive, N.E., Rockford, Michigan 49351, Attention: General Counsel.
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
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries. Other adverse developments, such as the coronavirus outbreak discussed below, could cause significant production and shipping delays. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
The recent coronavirus outbreak could harm our business.
The recent outbreak of the coronavirus first identified in Wuhan, Hubei Province, China, could cause disruption to the Company’s suppliers and manufacturers located in China and elsewhere. Such disruption may occur as a result of facility closings, worker absenteeism, quarantines or other travel or health-related restrictions as a result of the coronavirus outbreaks or concern over the coronavirus. If the Company’s suppliers or manufacturers are so affected, the Company’s supply chain could be disrupted and its product shipments could be delayed. The Company may not be able to find alternative manufacturers suppliers or delivery methods on a cost-effective basis or at all. Closed retail stores and reduced consumer traffic and spending within or outside of China if the virus continues to spread could adversely sales of the Company’s products. If any of the foregoing occurs over a prolonged period, it could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
Increases in the cost of raw materials, labor and services could adversely affect the Company’s results of operations.
The Company’s ability to competitively price its products is dependent on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, transportation and shipping, insurance and health care. The cost of commodities, equipment, services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. Increases in costs for commodities, equipment, services and materials used in production could have a negative impact on the Company’s results of operations and financial position.
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
Part of the future growth and profitability of the Company’s consumer-direct operations is significantly dependent on the Company successfully developing and maintaining its eCommerce and mobile platforms. The Company cannot be sure whether its eCommerce and mobile platforms will be successful.
Unseasonable or extreme weather conditions could adversely affect the Company’s results of operations.
The Company markets and sells footwear and apparel suited for specific seasons, such as sandals and flats for the summer season and boots for the winter season. If the weather conditions for a particular season vary significantly from those typical for that season, such as an unusually cold and rainy summer or an unusually warm and dry winter, consumer demand for seasonally appropriate products could be adversely affected. Lower demand for seasonally appropriate products may result in excess inventory, forcing the Company to sell these products at significantly discounted prices, which would adversely affect the Company’s results of operations. Conversely, if weather conditions permit the Company to sell seasonal products early in the season, this may reduce inventory levels needed to meet customers’ needs later in that same season. Consequently, the Company’s results of operations are dependent on future weather conditions and its ability to react to changes in weather conditions.
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
The Company’s products are marketed in approximately 170 countries and territories, and the Company sources a substantial majority of its products from foreign countries. Concerns regarding acts of terrorism or regional and international conflicts and concerns regarding public health threats, such as the coronavirus outbreak, may create significant global economic and political uncertainties that may have adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products.
Further, geo-political events in the countries and territories in which the Company markets or sources its products could have an adverse effect on the Company’s business. For example, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (“Brexit”) and the United Kingdom withdrew from the European Union on January 31, 2020. The uncertainties regarding trading between the United Kingdom and the European Union following an eleven-month transition period, and the terms of the trade agreement to be negotiated during this period, once determined, could disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, adversely impact investor and consumer confidence, decrease consumer discretionary spending, including on our products, and result in increased legal and regulatory complexities. Any of these effects, among others, could adversely affect our business, results of operations and financial condition.
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
The Company is also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on the Company's operations. For example, in 2016, the European Union formally adopted the General Data Protection Regulation ("GDPR"), which applied in all European Union member states effective May 25, 2018. GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we collect, process and transfer, and we have put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. In addition, California recently adopted the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Compliance with any of the foregoing laws and regulations can be costly. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us.

Disruption of the Company’s information technology systems could adversely affect the Company’s business.
The Company’s information technology systems are critical to the operations of its business. Any future material interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact the Company’s business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of the Company’s operations. Disruption to the Company’s information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, the Company may be adversely affected if it is unable to improve, upgrade, maintain, and expand its technology systems.
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
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. Therefore, its operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers, including coronavirus outbreak discussed above. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

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
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations.
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
The Company may be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. For example, regulatory actions, putative class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 17 to the consolidated financial statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.
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
The Company’s results of operations, financial position, and cash flows, and its ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
The Company’s ability to conduct business in new and existing international markets is subject to legal, regulatory, political and economic risks. These include:

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
The Company cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on the Company’s business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have an adverse effect on the Company’s business in the future or may require us to exit a particular market or significantly modify our current business practices.
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
The Company’s continued expansion internationally, including in developing countries, could increase the risk of FCPA violations in the future. Violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in an adverse effect on the results of operations or financial condition.

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
The Company also leases or owns offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 96 retail stores primarily through leases with various third-party landlords in the U.S. that collectively occupying approximately 271,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.

Item 3.	Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, see Note 17 to our Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
Not applicable.
Supplemental Item.        Information about our Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2020. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Kyle Hanson	54	Senior Vice President, General Counsel and Secretary
Michael Jeppesen	60	President, Global Operations Group
Amy M. Klimek	46	Senior Vice President, Global Human Resources
Blake W. Krueger	66	Chairman of the Board, Chief Executive Officer and President
Todd Spaletto	48	President, Wolverine Michigan Group
Michael D. Stornant	53	Senior Vice President, Chief Financial Officer and Treasurer
James D. Zwiers	52	Executive Vice President
Kyle L. Hanson has served the Company as Senior Vice President, General Counsel and Secretary since June 2018. From March 2014 through June 2018, she was Vice President, General Counsel and Corporate Secretary at The Buckle, Inc., a publicly traded footwear and apparel retailer.
Michael Jeppesen has served the Company as President, Global Operations Group since January 2012. From April 2016 through January 2019, he also served as President, Wolverine Heritage Group.
Amy M. Klimek has served the Company as Senior Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources.
Blake W. Krueger has served the Company as Chairman since January 2010 and as Chief Executive Officer and President since April 2007.
Todd Spaletto has served the Company as President, Wolverine Michigan Group since February 2019. From February 2017 through January 2019, he served as President of the Wolverine Outdoor & Lifestyle Group. From February 2011 to January 2017, he was President, Americas for The North Face, Inc., a supplier of outdoor apparel, equipment and footwear.

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
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 14, 2020, was 816.
A quarterly dividend of $0.10 per share was declared on February 5, 2020. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2020.
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
Five-Year Cumulative Total Return Summary

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 29, 2019 to November 2, 2019)
Common Stock Repurchase Program (1)	184,003	$26.90	184,003	$508,440,465
Employee Transactions (2)	7,023	$27.64
Period 11 (November 3, 2019 to November 30, 2019)
Common Stock Repurchase Program (1)	—	$—	—	$508,440,465
Employee Transactions (2)	—	$—
Period 12 (December 1, 2019 to December 28, 2019)
Common Stock Repurchase Program (1)	—	$—	—	$508,440,465
Employee Transactions (2)	578	$33.03
Total for the fourth Quarter Ended December 28, 2019
Common Stock Repurchase Program (1)	184,003	$26.90	184,003	$508,440,465
Employee Transactions (2)	7,601	$28.05

(1)
On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million that was remaining under the previous program. The annual amount of any stock repurchases is restricted under the terms of the Company's Credit Agreement and senior notes indenture.

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

Item 6.	Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2019	2018	2017	2016	2015
Summary of Operations
Revenue	$2,273.7	$2,239.2	$2,350.0	$2,494.6	$2,691.6
Net earnings attributable to Wolverine World Wide, Inc.	128.5	200.1	0.3	87.7	122.8
Net earnings per share of common stock:
Basic net earnings (2)	$1.48	$2.07	$—	$0.90	$1.22
Diluted net earnings (2)	1.44	2.05	—	0.89	1.20
Cash dividends declared	0.40	0.32	0.24	0.24	0.24
Financial Position at Year-End
Total assets	$2,480.0	$2,183.1	$2,399.0	$2,431.7	$2,434.4
Debt	798.4	570.5	782.6	820.7	809.8

(1)	This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

(2)
Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for unvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock and units.

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
The Company’s brands are marketed in approximately 170 countries and territories at December 28, 2019, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At December 28, 2019, the Company operated 96 retail stores in the U.S. and Canada and 41 consumer-direct eCommerce sites.
2019 FINANCIAL OVERVIEW

•
Revenue was $2,273.7 million for fiscal 2019, representing an increase of 1.5% compared to the prior year's revenue of $2,239.2 million. The increase reflects a 2.2% increase from the Michigan Group and a 1.7% increase from the Boston Group. Changes in foreign exchange rates decreased revenue by $16.7 million during fiscal 2019.

•	Gross margin for fiscal 2019 was 40.6%, a decrease of 50 basis points from fiscal 2018.

•	The effective tax rate in fiscal 2019 was 11.7%, compared to 11.9% in fiscal 2018.

•	Diluted earnings per share for fiscal 2019 was $1.44, compared to $2.05 for fiscal 2018.

•	The Company declared cash dividends of $0.40 per share in fiscal 2019 and $0.32 per share in fiscal 2018.

•	Net cash provided by operating activities was $222.6 million in fiscal 2019.

•	The Company executed $319.2 million of share repurchases in fiscal 2019 at an average price of $29.24 per share.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year			Percent Change vs. Prior Year
(In millions, except per share data)	2019	2018	2017	2019	2018
Revenue	$2,273.7	$2,239.2	$2,350.0	1.5%	(4.7)%
Cost of goods sold	1,349.9	1,317.9	1,426.6	2.4	(7.6)
Restructuring costs	—	—	9.0	—	(100.0)
Gross profit	923.8	921.3	914.4	0.3	0.8
Selling, general and administrative expenses	669.3	654.1	706.0	2.3	(7.4)
Restructuring and other related costs	—	—	72.9	—	(100.0)
Impairment of intangible assets	—	—	68.6	—	(100.0)
Environmental and other related costs	83.5	15.3	35.3	445.8	(56.7)
Operating profit	171.0	251.9	31.6	(32.1)	697.2
Interest expense, net	30.0	24.5	32.1	22.4	(23.7)
Debt extinguishment and other costs	—	0.6	—	(100.0)	—
Other expense (income), net	(4.9)	(0.6)	10.1	716.7	(105.9)
Earnings (loss) before income taxes	145.9	227.4	(10.6)	(35.8)	*
Income tax expense (benefit)	17.0	27.1	(9.9)	(37.3)	(373.7)
Net earnings (loss)	128.9	200.3	(0.7)	(35.6)	*
Less: net earnings (loss) attributable to noncontrolling interests	0.4	0.2	(1.0)	100.0	(120.0)
Net earnings attributable to Wolverine World Wide, Inc.	$128.5	$200.1	$0.3	(35.8)%	*
Diluted earnings per share	$1.44	$2.05	$—	(29.8)%	—%
*Percentage change not meaningful
REVENUE
Revenue was $2,273.7 million for fiscal 2019, representing an increase of 1.5% compared to the prior year's revenue of $2,239.2 million. The increase reflected a 2.2% increase from the Michigan Group and a 1.7% increase from the Boston Group. The Michigan Group's revenue increase was driven by a high-single digit increase from Merrell® and a low-teens increase from Cat®, partially offset by low-teens decreases from Chaco® and Hush Puppies®. The Boston Group's revenue increase was due to a mid-single digit increase for Sperry® and a low-teens increase from Keds®, partially offset by a mid-single digit decline for Saucony®. International revenue represented 33.7%, 32.8% and 31.5% of total reported revenues in fiscal years 2019, 2018 and 2017, respectively. Changes in foreign exchange rates decreased revenue by $16.7 million during fiscal 2019.
Revenue was $2,239.2 million for fiscal 2018, representing a decrease of 4.7% compared $2,350.0 million in fiscal 2017. The decrease reflects the closure of retail stores ($66.0 million), the change in business model for Stride Rite® ($47.5 million), the divestiture of the Sebago® brand ($26.0 million) and the sale of the Department of Defense contract business for Bates® ($26.1 million), partially offset by significant growth in eCommerce across all brands ($43.0 million). Changes in foreign exchange rates increased revenues by $4.1 million in fiscal 2018.
GROSS MARGIN
For fiscal 2019, the Company’s gross margin was 40.6%, compared to 41.1% in fiscal 2018. The gross margin decrease was driven by unfavorable product mix (35 basis points), business model changes for certain international wholesale customers (60 basis points) and additional close-out sales (35 basis points), partially offset by the acquisition of the Saucony® distributor in Italy (35 basis points), a higher mix of higher gross margin consumer-direct revenue (35 basis points) and reduced markdowns (15 basis points).
For fiscal 2018, the Company’s gross margin was 41.1%, compared to 38.9% in fiscal 2017. The gross margin increase was driven by favorable product mix (70 basis points), divestitures and portfolio changes (75 basis points), store closures (20 basis points), lower restructuring and other related costs (40 basis points) and the favorable impact of foreign exchange (15 basis points).

OPERATING EXPENSES
Operating expenses increased $83.4 million in fiscal 2019, to $752.8 million. The increase was driven by higher environmental and other related costs ($68.2 million), higher general and administration costs ($15.7 million), higher distribution costs ($7.5 million), higher reorganization costs ($7.1 million) and higher selling expenses ($4.6 million). These increases were partially offset by lower incentive compensation costs of $16.7 million.
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
INTEREST, OTHER AND TAXES
Net interest expense was $30.0 million in fiscal 2019 compared to $24.5 million in fiscal 2018. The increase was driven by higher average debt principal balances due primarily to repurchases of the Company's stock and lower interest income. Net interest expense decreased from $32.1 million in fiscal 2017 to $24.5 million in fiscal 2018 due to a lower effective interest rate on the Company's debt, lower average debt principal balances and higher interest income.
The Company incurred $0.6 million of debt extinguishment and other costs in connection with the refinancing of the Company's debt in the fourth quarter of fiscal 2018.
The effective tax rate in fiscal 2019 was 11.7%, compared to 11.9% in fiscal 2018. The lower effective tax rate in fiscal 2019 reflects the positive net impact from one-time discrete items combined with a shift in income between tax jurisdictions with differing tax rates, primarily associated with a decrease in U.S. income compared to the prior year due primarily to higher reorganization costs and environmental and other related costs.
The effective tax rate in fiscal 2018 was 11.9%, compared to 93.7% in fiscal 2017. The lower effective tax rate in fiscal 2018 reflects the positive net impact from one-time discrete items, primarily a voluntary pension contribution of $60.0 million and a lower U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act ("TCJA"). These benefits were partially offset by a shift in income between tax jurisdictions with differing tax rates, primarily associated with an increase in U.S. income compared to the prior year due primarily to lower restructuring and other related costs, impairment of intangible assets and organizational transformation costs.
Other income was $4.9 million in fiscal 2019 compared to $0.6 million in fiscal 2018. The increase was driven by the inclusion of sublease income in 2019 due to the implementation of ASU 2016-02 during the first quarter of 2019 ($4.0 million), the reclassification of the ineffective portion of unrealized gains on foreign currency hedges ($1.2 million) in fiscal 2019 and a pension settlement loss recognized in fiscal 2018 ($7.2 million), partially offset by a foreign currency remeasurement gain in fiscal 2018 ($5.9 million).
REPORTABLE OPERATING SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. The change was to align our brands under key leadership to best support innovation and efficiency. All prior period disclosures have been retrospectively adjusted to reflect these new reportable operating segments.

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

The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, organizational transformation costs, reorganization costs, restructuring and other related costs, impairment of intangible assets, environmental and other related costs, a foreign currency remeasurement gain recorded in the second quarter of fiscal 2018 and a pension settlement loss related to the Company's purchase of pension annuity contracts in the fourth quarter of fiscal 2018.

The reportable operating segment results for fiscal years 2019, 2018 and 2017 are as follows:

	Fiscal Year			Percent Change	Fiscal Year			Percent Change
(In millions)	2019	2018	Change		2018	2017	Change
REVENUE
Wolverine Michigan Group	$1,299.7	$1,272.2	$27.5	2.2%	$1,272.2	$1,267.8	$4.4	0.3%
Wolverine Boston Group	910.9	895.5	15.4	1.7%	895.5	988.8	(93.3)	(9.4)%
Other	63.1	71.5	(8.4)	(11.7)%	71.5	93.4	(21.9)	(23.4)%
Total	$2,273.7	$2,239.2	$34.5	1.5%	$2,239.2	$2,350.0	$(110.8)	(4.7)%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$244.8	$257.6	$(12.8)	(5.0)%	$257.6	$243.7	$13.9	5.7%
Wolverine Boston Group	153.8	157.5	(3.7)	(2.3)%	157.5	153.6	3.9	2.5%
Other	2.9	3.1	(0.2)	(6.5)%	3.1	5.2	(2.1)	(40.4)%
Corporate	(230.5)	(166.3)	(64.2)	38.6%	(166.3)	(370.9)	204.6	(55.2)%
Total	$171.0	$251.9	$(80.9)	(32.1)%	$251.9	$31.6	$220.3	697.2%
Further information regarding the reportable operating segments can be found in Note 18 to the consolidated financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $27.5 million, or 2.2%, in fiscal 2019 compared to fiscal 2018. The increase was due to a high-single digit increase from Merrell® and a low-teens increase from Cat®, partially offset by low-teens decreases from Chaco® and Hush Puppies®. The Merrell® increase was due to growth in Asia Pacific, Europe and Latin America and strong eCommerce growth in the mid-twenties. The Cat® increase was due to strength in the Work category and business model changes for certain international customers. The Chaco® decline was due to high inventory levels at retailers and competitive pricing pressure on certain key sandal offerings. The Hush Puppies® decline was due to late deliveries of product and lower demand in the U.S. due to slow sell through at retail and declines in Canada, Europe and Latin America.
The Michigan Group’s operating profit decreased $12.8 million, or 5.0%, in fiscal 2019 compared to fiscal 2018. The decrease was due to a 140 basis point decline in gross margin and a $6.5 million increase in selling, general and administrative costs. The gross margin decline was due to the bankruptcy of an international distributor, product mix, higher close-out sales and business model changes for certain international distributors. The increase in selling, general and administrative expenses was due to investments in eCommerce growth and new Merrell® stores.
The Michigan Group’s revenue increased $4.4 million, or 0.3%, in fiscal 2018 compared to fiscal 2017. The increase was due to mid-single digit growth in Merrell®, high-single digit growth from Wolverine® and mid-single digit growth in Cat®, partially offset by the divestiture of the Sebago® brand ($26.0 million) and the sale of the Department of Defense contract business ($26.1 million). The Merrell® revenue increase is the result of new product introductions, a strong at-once business, strength in the Hike, Work and Outdoor Life categories, and strong eCommerce growth that was partially offset by a $9.2 million decline due to store closures in 2017. The Wolverine® increase was driven by a mid-forties increase in eCommerce and a mid-single digit increase in U.S. wholesale channel resulting from strength in the Work category. The Cat® increase is due to a business model change in certain international markets, as well as growth in the U.S.
The Michigan Group’s operating profit increased $13.9 million, or 5.7%, in fiscal 2018 compared to fiscal 2017. The operating profit increase was due to the revenue growth and improved operating margin from Merrell®, Wolverine® and Cat®. The Merrell® improvement resulted from better product mix and retail store closures in 2017, partially offset by planned investments in growth. The Wolverine® and Cat® improvements are due to lower product costs.
Wolverine Boston Group
The Boston Group’s revenue increased $15.4 million, or 1.7%, in fiscal 2019 compared to fiscal 2018. The increase was driven by a mid-single digit increase for Sperry® and a low-teens increase from Keds®, partially offset by a mid-single digit decline for Saucony®. The Sperry® increase was due to strong low-twenties eCommerce growth and new retail store openings, partially offset by a low-single digit decline in the U.S. wholesale market due to a decline in the Boat shoe category partially offset by increases in the Boot category. The Keds® increase was due to growth in the U.S. wholesale business and strong eCommerce growth in the thirties. The decrease for Saucony® was due to lower demand for products in the U.S. wholesale channel and in certain international third-party markets, partially offset by the acquisition of the Saucony® distributor in Italy and strong thirties eCommerce growth.
The Boston Group’s operating profit decreased $3.7 million, or 2.3%, in fiscal 2019 compared to fiscal 2018. The decrease was due to higher selling, general and administrative expense of $13.5 million due to the acquisition of the Saucony® distributor in

Italy, new Sperry® stores and higher distribution and advertising costs related to eCommerce, partially offset by the group’s higher revenue and gross margin improvement of 40 basis points.
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
Other
The Other category's revenue decreased $8.4 million, or 11.7%, in fiscal 2019 compared to fiscal 2018. The revenue decrease is due to lower third-party sourcing commission revenue, a high-twenties decline in multi-brand retail stores revenue due to conversions to a mono-brand format and a low-single digit decline in the performance leathers business.
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
Corporate
Corporate expenses increased $64.2 million in fiscal 2019 compared to fiscal 2018 due to higher environmental and other related costs ($68.2 million) and reorganization costs ($7.1 million), partially offset by lower incentive compensation costs ($16.7 million).
Corporate expenses decreased $204.6 million in fiscal 2018 compared to fiscal 2017. Corporate expenses were impacted by the decrease in restructuring and other related costs ($72.9 million), lower impairment of intangible assets ($68.6 million), lower organizational transformation costs ($37.7 million) and lower environmental and other related costs ($20.0 million).
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2019	2018	2017
Cash and cash equivalents	$180.6	$143.1	$481.0
Debt (1)	798.4	570.5	782.6
Available Revolving Credit Facility (2)	434.3	672.5	597.5
Net cash provided by operating activities	222.6	97.5	202.7
Net cash used in investing activities	(61.5)	(22.2)	(1.0)
Net cash used in financing activities	(124.6)	(404.5)	(98.0)
Additions to property, plant and equipment	34.4	21.7	32.4
Depreciation and amortization	32.7	31.5	37.2

(1)	Prior to 2019, Debt included capital lease obligations.

(2)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Credit Facility.
Liquidity
Cash and cash equivalents of $180.6 million as of December 28, 2019 were $37.5 million higher compared to December 29, 2018. The increase is due primarily to increased net borrowings under the Credit Agreement of $227.5 million and cash provided by operating activities of $222.6 million, partially offset by share repurchases of $319.2 million, capital expenditures of $34.4 million, cash dividends paid of $33.6 million, a business acquisition of $15.1 million, and investments in joint ventures of $8.5 million. The Company had $434.3 million of borrowing capacity available under the Revolving Credit Facility as of December 28, 2019. Cash and cash equivalents located in foreign jurisdictions totaled $113.0 million as of December 28, 2019.

Cash flow from operating activities, along with additional borrowings on the Revolving Credit Facility, if any, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, repurchase the Company’s common stock and pursue acquisitions.
A detailed discussion of environmental remediation costs is found in Note 17 to our Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts, including the Consent Decree approved on February 19, 2020 discussed in Note 17, with respect to each individual site. As of December 28, 2019, the Company has a reserve of $124.4 million, of which $41.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $82.9 million recorded in other liabilities and expected to be paid over the course of up to 25 years. Separately, as result of a settlement with 3M Company, the Company will receive a $55.0 million payment from 3M Company in fiscal 2020 as a partial recovery of these costs. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during fiscal 2019 was higher compared to fiscal 2018, due primarily to lower contributions to the Company's pension plans and increased collections of receivable accounts, offset partially by increased inventory investments during 2019 to support organic sales growth. During 2019, working capital drove a source of cash of $2.7 million, which was driven by a decrease in accounts receivable of $30.7 million and an increase in income taxes payable of $3.6 million, partially offset by increases in inventories of $23.8 million and other operating assets of $5.4 million and a decrease in other operating liabilities of $2.4 million.
Cash from operations during fiscal 2018 was lower compared to fiscal 2017, due primarily to the wind-down of an accounts receivable financing program, inventory investments at the end of 2018 to support organic sales growth and an increase in contributions to its pension plans. The Company made contributions to its pension plans of $60.7 million and $11.3 million in fiscal years 2018 and 2017 respectively. During 2018, working capital drove a use of cash of $137.9 million, which was driven by increases in accounts receivable of $95.0 million, inventories of $44.5 million and other operating assets of $17.8 million and a decrease in other operating liabilities of $19.3 million. These changes were partially offset by an increase in accounts payable of $40.6 million.
Investing Activities
The Company made capital expenditures of $34.4 million, $21.7 million and $32.4 million in fiscal years 2019, 2018 and 2017, respectively. The increase in capital expenditures during fiscal 2019 compared to fiscal 2018 were due to office enhancements and new retail stores.
During fiscal 2019, the Company paid $15.1 million related to a business acquisition and $8.5 million related to investments in joint ventures. See Note 19 to our Consolidated Financial Statements for additional information regarding the acquisition. During fiscal 2017, the Company received proceeds of $38.6 million related to the sale of a business and other assets.
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
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding borrowings under the Revolving Credit Facility of $360.0 million and outstanding letters of credit under the Revolving Credit Facility of $5.7 million as of December 28, 2019. The outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
As of December 28, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company’s debt at December 28, 2019 totaled $798.4 million, compared to $570.5 million at December 29, 2018. The increase was due to borrowings on the Revolving Credit Facility of $235.0 million less scheduled principal payments on Term Loan A of $7.5 million.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. There were no borrowings against this facility at December 28, 2019.
The Company repurchased $319.2 million, $174.7 million and $42.3 million of Company common stock in fiscal years 2019, 2018 and 2017, respectively, under stock repurchase plans. On September 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorized the repurchase of an additional $400.0 million of common stock over a four year period. The Company has $513.4 million available under its common stock repurchase program at December 28, 2019. In addition to the stock repurchase program activity, the Company acquired $16.9 million, $8.8 million and $5.5 million of shares in fiscal years 2019, 2018 and 2017, respectively, in connection with shares or units withheld to pay employee taxes related to stock-based compensation plans.
The Company declared cash dividends of $0.40 per share, $0.32 per share, and $0.24 per share in fiscal years 2019, 2018 and 2017 respectively. Dividends paid totaled $33.6 million, $28.6 million and $23.0 million, for fiscal years 2019, 2018 and 2017, respectively. A quarterly dividend of $0.10 per share was declared on February 5, 2020 to shareholders of record on April 1, 2020.
NEW ACCOUNTING STANDARDS
See Note 2 to our Consolidated Financial Statements for information related to new accounting standards.
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
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the fiscal year ended December 28, 2019, related to the Company’s contract liabilities, was nominal.
Allowance for Uncollectible Accounts
The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from its customers’ failure to make required payments. Company management evaluates the allowance for uncollectible accounts receivable based on a review of current customer status and historical collection experience.
Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries and certain domestic finished goods inventories. The average cost of inventory is used for finished goods inventories of the Company’s consumer-direct business. The Company has applied these inventory cost valuation methods consistently from year to year.
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

The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill during fiscal years 2019, 2018 and 2017. No impairment charges were recognized for the Company's intangible assets during fiscal years 2019 and 2018. In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recorded a $68.8 million impairment charge for the Sperry® trade name.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. No impairment charges were recognized for the Company's long-lived assets during fiscal years 2019 and 2018. The Company recorded impairment charges of $12.2 million during fiscal 2017, related to certain retail store assets where the estimated future cash flows did not support the net book value of the assets.
Environmental
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual site. The costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company records adjustments to the estimated costs if there are changes in the scope of the required remediation activity, extent of contamination, governmental regulations or remediation technologies. Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred.
Assets related to potential recoveries from other responsible parties are recognized when a definitive agreement is reached and collection of cash is reasonably certain. Recoveries of covered losses under insurance policies are recognized only when realization of the claim is deemed probable.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent fiscal year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 3.60% at December 28, 2019, compared to 4.46% at December 29, 2018. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.75% for fiscal 2020. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of December 28, 2019.
CONTRACTUAL OBLIGATIONS
As of December 28, 2019, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$929.1	$400.7	$66.6	$191.0	$270.8
Operating lease obligations	235.3	34.1	57.9	38.2	105.1
Purchase obligations (2)	367.8	367.8	—	—	—
Supplemental Executive Retirement Plan	42.0	3.7	7.9	8.3	22.1
Deferred compensation	1.8	0.4	0.8	0.4	0.2
Dividends declared	9.0	9.0	—	—	—
Municipal water improvements (3)	69.5	21.5	39.3	8.7	—
TCJA transition obligation	27.9	—	7.1	20.8	—
Minimum royalties	5.0	1.5	3.5	—	—
Minimum advertising	17.0	3.2	6.7	7.1	—
Total (4)	$1,704.4	$841.9	$189.8	$274.5	$398.2

(1)
Includes principal and interest payments on the Company’s long-term debt, net of the impact of interest rate swaps. Estimated future interest payments on outstanding debt obligations are based on interest rates as of December 28, 2019. Actual cash outflows may differ significantly due to changes in underlying interest rates. See Note 11 to our Consolidated Financial Statements for additional information on the Company's interest rate swaps.

(2)	Purchase obligations related primarily to inventory and capital expenditure commitments.

(3)
Under the terms of the approved Consent Decree, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to our Consolidated Financial Statements for additional information.

(4)
The total amount of unrecognized tax benefits on the consolidated balance sheet at December 28, 2019 is $6.9 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At December 28, 2019 and December 29, 2018, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $253.6 million and $225.1 million, respectively, with maturities ranging up to 545 days.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At December 28, 2019, a weaker U.S. dollar compared to certain foreign currencies, increased the value of these investments in net assets by $5.4 million from their value at December 29, 2018. At December 29, 2018, a stronger U.S. dollar compared to foreign currencies, decreased the value of these investments in net assets by $20.3 million from their value at December 30, 2017. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. The hedge had a notional amount of $79.8 million as of December 28, 2019 and will mature on September 1, 2021.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. The Company’s total variable-rate debt was $552.5 million at December 28, 2019 and the Company held two interest rate swap agreements, denominated in U.S. dollars that effectively converted $355.8 million to fixed-rate debt. The interest rate swap derivative instruments are held and used by the Company as tools for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net liability of $1.8 million at the end of fiscal 2019. As of December 28, 2019, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 3.08%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $2.0 million.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2019	2018	2017
Revenue	$2,273.7	$2,239.2	$2,350.0
Cost of goods sold	1,349.9	1,317.9	1,426.6
Restructuring costs	—	—	9.0
Gross profit	923.8	921.3	914.4
Selling, general and administrative expenses	669.3	654.1	706.0
Restructuring and other related costs	—	—	72.9
Impairment of intangible assets	—	—	68.6
Environmental and other related costs	83.5	15.3	35.3
Operating profit	171.0	251.9	31.6
Other expenses:
Interest expense, net	30.0	24.5	32.1
Debt extinguishment and other costs	—	0.6	—
Other expense (income), net	(4.9)	(0.6)	10.1
Total other expenses	25.1	24.5	42.2
Earnings (loss) before income taxes	145.9	227.4	(10.6)
Income tax expense (benefit)	17.0	27.1	(9.9)
Net earnings (loss)	128.9	200.3	(0.7)
Less: net earnings (loss) attributable to noncontrolling interests	0.4	0.2	(1.0)
Net earnings attributable to Wolverine World Wide, Inc.	$128.5	$200.1	$0.3
Net earnings per share (see Note 3):
Basic	$1.48	$2.07	$—
Diluted	$1.44	$2.05	$—
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year
(In millions)	2019	2018	2017
Net earnings (loss)	$128.9	$200.3	$(0.7)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	5.4	(20.5)	21.1
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $0.2, $1.3 and $(7.0)	0.9	14.4	(16.0)
Reclassification adjustments included in net earnings (loss), net of taxes of $(2.2), $1.3 and $(0.3)	(7.6)	2.5	(0.7)
Pension adjustments:
Net actuarial loss arising during the period, net of taxes of $(3.9), $(2.6) and $(3.3)	(14.6)	(9.9)	(6.0)
Amortization of prior actuarial losses, net of taxes of $0.5, $0.7 and $3.5	2.1	2.6	6.3
Curtailment gain arising during the period, net of taxes $0.8 in 2017	—	—	1.5
Settlement loss, net of taxes of $1.5 in 2018	—	5.7	—
Other comprehensive income (loss)	(13.8)	(5.2)	6.2
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(0.2)	0.3
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	(13.8)	(5.0)	5.9

Comprehensive income	115.1	195.1	5.5
Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	—	(0.7)
Comprehensive income attributable to Wolverine World Wide, Inc.	$114.7	$195.1	$6.2
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$180.6	$143.1
Accounts receivable, less allowances of $26.7 and $26.6	331.2	361.2
Inventories:
Finished products, net	342.0	301.4
Raw materials and work-in-process, net	6.2	16.2
Total inventories	348.2	317.6
Prepaid expenses and other current assets	107.1	45.8
Total current assets	967.1	867.7
Property, plant and equipment:
Gross cost	325.0	381.8
Accumulated depreciation	(184.0)	(250.9)
Property, plant and equipment, net	141.0	130.9
Lease right-of-use assets	160.8	—
Other assets:
Goodwill	438.9	424.4
Indefinite-lived intangibles	604.5	604.5
Amortizable intangibles, net	77.8	71.9
Deferred income taxes	2.9	3.1
Other	87.0	80.6
Total other assets	1,211.1	1,184.5
Total assets	$2,480.0	$2,183.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	December 28, 2019	December 29, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.1	$202.3
Accrued salaries and wages	20.8	31.9
Other accrued liabilities	157.9	106.4
Lease liabilities	34.1	—
Current maturities of long-term debt	12.5	7.5
Borrowings under revolving credit agreements	360.0	125.0
Total current liabilities	787.4	473.1
Long-term debt, less current maturities	425.9	438.0
Accrued pension liabilities	109.7	92.0
Deferred income taxes	99.0	107.9
Lease liabilities, noncurrent	147.2	—
Other liabilities	132.4	80.5
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 108,329,250 and 107,609,206 shares issued	108.3	107.6
Additional paid-in capital	233.4	201.4
Retained earnings	1,263.3	1,169.7
Accumulated other comprehensive loss	(102.1)	(88.3)
Cost of shares in treasury; 27,181,512 and 15,905,681 shares	(736.2)	(404.4)
Total Wolverine World Wide, Inc. stockholders’ equity	766.7	986.0
Noncontrolling interest	11.7	5.6
Total stockholders’ equity	778.4	991.6
Total liabilities and stockholders’ equity	$2,480.0	$2,183.1

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Fiscal Year
(In millions)	2019	2018	2017
OPERATING ACTIVITIES
Net earnings (loss)	$128.9	$200.3	$(0.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32.7	31.5	37.2
Deferred income taxes	(9.0)	22.1	(75.8)
Stock-based compensation expense	24.5	31.2	25.4
Pension contribution	—	(60.7)	(11.3)
Pension and SERP expense	5.6	11.8	14.9
Debt extinguishment costs	—	0.6	—
Restructuring and other related costs	—	—	81.9
Cash payments related to restructuring costs	(0.3)	(5.1)	(64.8)
Impairment of intangible assets	—	—	68.6
Environmental and other related costs, net of cash payments	48.8	(6.1)	32.3
Loss/(gain) on sale of a business and other assets	—	0.3	(7.0)
Other	(11.3)	9.5	(11.3)
Changes in operating assets and liabilities:
Accounts receivable	30.7	(95.0)	(2.7)
Inventories	(23.8)	(44.5)	45.4
Other operating assets	(5.4)	(17.8)	0.3
Accounts payable	—	40.6	11.2
Income taxes	3.6	(1.9)	46.1
Other operating liabilities	(2.4)	(19.3)	13.0
Net cash provided by operating activities	222.6	97.5	202.7
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(15.1)	—	—
Additions to property, plant and equipment	(34.4)	(21.7)	(32.4)
Proceeds from sale of a business and other assets	—	2.2	38.6
Investment in joint ventures	(8.5)	—	(2.1)
Other	(3.5)	(2.7)	(5.1)
Net cash used in investing activities	(61.5)	(22.2)	(1.0)
FINANCING ACTIVITIES
Net borrowings (payments) under revolving credit agreements	235.0	124.5	(2.6)
Borrowings of long-term debt	—	200.0	—
Payments on long-term debt	(7.5)	(538.2)	(37.5)
Payments of debt issuance and debt extinguishment costs	(0.3)	(2.7)	(0.1)
Cash dividends paid	(33.6)	(28.6)	(23.0)
Purchase of common stock for treasury	(319.2)	(174.7)	(51.5)
Employee taxes paid under stock-based compensation plans	(16.9)	(8.8)	(5.5)
Proceeds from the exercise of stock options	12.2	24.0	21.4
Contributions from noncontrolling interests	5.7	—	0.8
Net cash used in financing activities	(124.6)	(404.5)	(98.0)
Effect of foreign exchange rate changes	1.0	(8.7)	7.5
Increase (decrease) in cash and cash equivalents	37.5	(337.9)	111.2
Cash and cash equivalents at beginning of the year	143.1	481.0	369.8
Cash and cash equivalents at end of the year	$180.6	$143.1	$481.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow – continued

	Fiscal Year
(In millions)	2019	2018	2017
OTHER CASH FLOW INFORMATION
Interest paid	$32.4	$29.0	$31.5
Net income taxes paid	23.2	17.4	23.6
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	0.8	1.3	0.8
Business acquisition not yet paid	5.5	—	—
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	$105.6	$103.2	$1,015.1	$(81.1)	$(176.3)	$7.6	$974.1
Net earnings (loss)			0.3			(1.0)	(0.7)
Other comprehensive income				5.9		0.3	6.2
Shares forfeited, net of shares issued under stock incentive plans (488,655 shares)	(0.5)	0.3					(0.2)
Shares issued for stock options exercised, net (1,247,064 shares)	1.3	20.1					21.4
Stock-based compensation expense		25.4					25.4
Cash dividends declared ($0.24 per share)			(23.2)				(23.2)
Issuance of treasury shares (44,480 shares)		0.2			0.9		1.1
Purchase of common stock for treasury (1,639,732 shares)					(42.3)		(42.3)
Purchases of shares under stock-based compensation plans (227,464 shares)					(5.3)		(5.3)
Capital contribution from noncontrolling interests						0.8	0.8
Incremental investment in joint venture						(2.1)	(2.1)
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings			200.1			0.2	200.3
Other comprehensive loss				(5.0)		(0.2)	(5.2)
Shares forfeited, net of shares issued under stock incentive plans (154,084 shares)	(0.2)	(1.7)					(1.9)
Shares issued for stock options exercised, net (1,357,841 shares)	1.4	22.6					24.0
Stock-based compensation expense		31.2					31.2
Cash dividends declared ($0.32 per share)			(30.7)				(30.7)
Issuance of treasury shares (7,761 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (5,349,262 shares)					(174.7)		(174.7)
Purchases of shares under stock-based compensation plans (219,039 shares)					(6.9)		(6.9)
Change in accounting principle			8.1	(8.1)			—
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			128.5			0.4	128.9
Other comprehensive income (loss)				(13.8)		—	(13.8)
Shares issued, net of shares forfeited under stock incentive plans (38,655 shares)	0.1	(4.2)					(4.1)
Shares issued for stock options exercised, net (681,389 shares)	0.6	11.6					12.2
Stock-based compensation expense		24.5					24.5
Cash dividends declared ($0.40 per share)			(34.9)				(34.9)
Issuance of treasury shares (7,460 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (10,914,965 shares)					(319.2)		(319.2)
Purchases of shares under stock-based compensation plans (368,326 shares)					(12.8)		(12.8)
Capital contribution from noncontrolling interests						5.7	5.7
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2019, 2018 and 2017

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
During the first quarter of 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. All prior period disclosures have been retrospectively adjusted to reflect these new reportable operating segments.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2019, 2018 and 2017 all had 52 weeks.
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
Control of the Company's goods and services, and associated fixed revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the shipment or delivery of branded products by or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The shipment of goods, or point of purchase for retail store sales, was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods.
Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs that are charged to and reimbursed by a customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of goods sold. The Company has elected the practical expedient to treat shipping and handling activities that occur after control of the goods transfers to the customer as fulfillment activities.
Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition resulting in contract assets. See Note 6 for additional information.

Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $119.4 million, $120.8 million and $107.1 million for fiscal years 2019, 2018 and 2017, respectively. Prepaid advertising totaled $3.7 million and $1.5 million as of December 28, 2019 and December 29, 2018, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the LIFO method for certain domestic finished goods inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished goods inventories in foreign countries and certain domestic finished goods inventories. The average cost of inventory is used for finished goods inventories of the Company’s consumer-direct business. The Company has applied these inventory cost valuation methods consistently from year to year.
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
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost and include expenditures for buildings, leasehold improvements, furniture and fixtures, material handling systems, equipment and computer hardware and software. Normal repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment is computed using the straight-line method. The depreciable lives range from 14 to 20 years for buildings, from 5 to 15 years for leasehold improvements, from 3 to 10 years for furniture, fixtures and equipment and from 3 to 5 years for software.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year. See Note 4 for information related to the results of the Company's annual test.
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
Environmental
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual site. The costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company records adjustments to the estimated costs if there are changes in the scope of the required remediation activity, extent of contamination, governmental regulations or remediation technologies. Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred.
Assets related to potential recoveries from other responsible parties are recognized when a definitive agreement is reached and collection of cash is reasonably certain. Recoveries of covered losses under insurance policies are recognized only when realization of the claim is deemed probable.
Retirement Benefits
The determination of the obligation and expense for retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates and rates of increase in compensation. These assumptions are reviewed with the Company’s actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, long-term expected asset returns, rates of termination, regulatory requirements and plan changes. See Note 13 for additional information. The Company has elected to measure its defined benefit plan assets and obligations as of December 31 of each year, regardless of the Company's actual fiscal year end date, which is the Saturday nearest to December 31.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2019, 2018 and 2017.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following ASUs that have been adopted by the Company during fiscal 2019. The following is a summary of the effect of adoption of these new standards.

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

The Company adopted ASU 2016-02 at the beginning of the first quarter using the modified retrospective approach and elected the package of practical expedients for its existing leases. The Company recognized a lease liability of $178.1 million, which was equal to the present value of the future lease payments for its portfolio of operating leases. The Company recognized a right-of-use asset of $157.3 million, which was equal to the lease liabilities adjusted for the balance of accrued rent and unamortized lease incentives as of the effective date. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or cash flows. See Note 10 for additional information on the adoption of this standard and disclosures regarding the Company’s leases.

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
The Company calculates earnings per share in accordance with FASB ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Under the guidance in ASC 260, the Company’s unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2019	2018	2017
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$128.5	$200.1	$0.3
Less: net earnings attributed to participating share-based awards	(2.6)	(7.5)	—
Net earnings used to calculate basic earnings per share	125.9	192.6	0.3
Adjustment for earnings (loss) reallocated to participating share-based awards	0.1	1.8	(0.2)
Net earnings used to calculate diluted earnings per share	$126.0	$194.4	$0.1
Denominator:
Weighted average shares outstanding	85.7	94.8	96.4
Adjustment for unvested restricted common stock	(0.6)	(1.8)	(2.7)
Shares used to calculate basic earnings per share	85.1	93.0	93.7
Effect of dilutive share-based awards	2.1	2.0	1.7
Shares used to calculate diluted earnings per share	87.2	95.0	95.4
Net earnings per share:
Basic	$1.48	$2.07	$—
Diluted	$1.44	$2.05	$—

For fiscal years 2019, 2018 and 2017, 133,505, 25,230 and 1,753,869 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of December 28, 2019 or December 29, 2018. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $319.2 million, $174.7 million and $42.3 million of Company common stock in fiscal years 2019, 2018 and 2017, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $16.9 million, $8.8 million and $5.5 million of shares in fiscal years 2019, 2018 and 2017, respectively, in connection with employee transactions related to stock incentive plans.
On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Credit Agreement.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2019	2018
Goodwill balance at beginning of the year	$424.4	$429.8
Acquisition of a business (see Note 19)	12.0	—
Foreign currency translation effects	2.5	(5.4)
Goodwill balance at end of the year	$438.9	$424.4

The Company did not recognize any impairment charges during fiscal years 2019, 2018 and 2017 for goodwill. The annual impairment testing indicated, for all reporting units tested quantitatively, that their fair values exceeded their respective carrying values. For the reporting units that the Company elected to test qualitatively, as is permitted under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of December 28, 2019 and December 29, 2018. No impairment charges were recognized for the Company's intangible assets during fiscal years 2019 and 2018. In the fourth quarter of fiscal 2017, as a result of its annual impairment testing, the Company recognized a $68.6 million impairment charge for the Sperry® trade name. The risk of future impairment for the Sperry® trade name is dependent on key assumptions used in the determination of the trade name's fair value, such as revenue growth, operating profit and the discount rate. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $518.2 as of December 28, 2019.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	December 28, 2019
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$113.3	$38.8	$74.5	13
Other	17.3	14.0	3.3	3
Total	$130.6	$52.8	$77.8

	December 29, 2018
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$100.5	$31.7	$68.8	14
Other	14.6	11.5	3.1	3
Total	$115.1	$43.2	$71.9

Amortization expense for these amortizable intangible assets was $8.6 million, $6.2 million and $9.4 million for fiscal years 2019, 2018 and 2017, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to December 28, 2019 is as follows:

(In millions)	2020	2021	2022	2023	2024
Amortization expense	$6.9	$6.6	$6.4	$6.1	$5.9

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2020. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process. The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Fiscal Year
(In millions)	2019	2018	2017
Accounts receivable sold	$42.7	$264.3	$558.3
Fees charged	0.2	1.3	2.1

The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows. This program reduced the Company's accounts receivable by $33.9 million and $0 as of December 28, 2019 and December 29, 2018, respectively.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company provides disaggregated revenue for the wholesale and consumer-direct sales channels, which are reconciled to the Company’s reportable operating segments. The wholesale channel includes royalty revenues, which operates in a similar manner due to similar oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Fiscal Year
(in millions)	2019	2018	2017
Wolverine Michigan Group:
Wholesale	$1,134.9	$1,129.2	$1,144.3
Consumer-direct	164.8	143.0	123.5
Total	1,299.7	1,272.2	1,267.8
Wolverine Boston Group:
Wholesale	743.4	762.0	814.5
Consumer-direct	167.5	133.5	174.3
Total	910.9	895.5	988.8
Other:
Wholesale	57.9	64.1	74.3
Consumer-direct	5.2	7.4	19.1
Total	63.1	71.5	93.4
Total revenue	$2,273.7	$2,239.2	$2,350.0

The Company has agreements to license symbolic intellectual property with minimum guarantees and/or fixed consideration. Revenue is recognized under these contracts over the contractual term as the Company believes time is the appropriate measure of progress and best represents a faithful depiction of the transfer of goods under the contract. The Company is due $33.6 million of remaining fixed consideration under these license agreements as of December 28, 2019, which will be recognized over the remaining term of the contracts, which expire at various dates through 2024.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, the revenue recognized by the Company, net of these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2019 and 2018, related to the Company’s contract liabilities, was nominal.
The Company’s contract balances are as follows:

(In millions)	December 28, 2019	December 29, 2018
Product returns reserve	$11.4	$13.6
Customer markdowns reserve	4.4	4.0
Other sales incentives reserve	2.3	2.3
Customer rebates liability	12.0	12.8
Customer advances liability	7.2	3.8

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
Customer Markdowns
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
Customer Rebates
The Company accrues for customer rebates related to customers who purchase required volumes or meet other criteria. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and an establishment of a current liability on the consolidated balance sheets.
Customer Advances
The Company recognizes a liability for amounts received from customers before revenue is recognized. Customer advances are recognized as a current liability on the consolidated balance sheets.

7.	INVENTORIES
The Company used the LIFO method to value inventories of $81.2 million and $61.1 million at December 28, 2019 and December 29, 2018, respectively. During fiscal years 2019 and 2018, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by $0.4 million and $4.6 million, respectively. If the FIFO method had been used, inventories would have been $11.4 million and $11.8 million higher than reported at December 28, 2019 and December 29, 2018, respectively.

8.	DEBT
Total debt consists of the following obligations:

(In millions)	December 28, 2019	December 29, 2018
Term Loan A, due December 6, 2023	$192.5	$200.0
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0
Borrowings under revolving credit agreements	360.0	125.0
Capital lease obligation	—	0.4
Unamortized deferred financing costs	(4.1)	(4.9)
Total debt	$798.4	$570.5

On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $12.5 million as of December 28, 2019 and are recorded as current maturities of long-term debt on the consolidated balance sheets.

The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company also had outstanding letters of credit under the Revolving Credit Facility of $5.7 million and $2.5 million as of December 28, 2019 and December 29, 2018, respectively. These outstanding borrowings and letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At December 28, 2019, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 3.13% and 3.05%, respectively.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of December 28, 2019, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. As of December 28, 2019 and December 29, 2018 there were no borrowings against this credit facility.
Prior to fiscal 2019, the Company had a capital lease obligation. As a result of the adoption of ASU 2016-02, Leases, the capital lease is now classified as a financing lease and is no longer included in long term debt.
The Company included in interest expense the amortization of deferred financing costs of $1.6 million, $2.8 million, and $2.8 million in fiscal years 2019, 2018 and 2017, respectively.
Annual maturities of debt, including capital leases, for the fiscal years subsequent to December 28, 2019 are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Annual maturities of debt	$372.5	$10.0	$10.0	$160.0	$—	$250.0

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 28, 2019	December 29, 2018
Land	$3.9	$3.9
Buildings and leasehold improvements	123.2	108.8
Furniture, fixtures and equipment	136.8	162.5
Software	61.1	106.6
Gross cost	325.0	381.8
Less: accumulated depreciation	184.0	250.9
Property, plant and equipment, net	$141.0	$130.9

Depreciation expense was $24.1 million, $25.3 million and $27.8 million for fiscal years 2019, 2018 and 2017, respectively.
10. LEASES
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
Accounting for Leases
Under FASB ASC Topic 842, Leases, the Company has elected the practical expedient to account for lease components and nonlease components associated with individual leases as a single lease component for all of its leases. In addition, the Company has elected to account for multiple lease components as a single lease component. The Company’s leases may include variable lease costs such as payments based on changes to an index, payments based on a percentage of retail store sales, and maintenance, utilities, shared marketing or other service costs that are paid directly to the lessor under terms of the lease. The Company recognizes variable lease payments when the amounts are incurred and determinable. The Company has elected to account for leases of less than one year as short-term leases and accordingly does not recognize a right-of-use asset or lease liability for these leases. The Company recognizes rent expense on a straight-line basis over the lease term.
The Company subleases certain portions of leased offices and distribution centers that exceed the Company’s current operational needs. Since the Company utilizes the majority of the leased space and retains the obligation to the lessor, the underlying leases continue to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the term of the sublease, and beginning in fiscal 2019, is recognized in other expense (income), net on the consolidated statements of operations.
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments. The weighted-average discount rate for operating leases as of December 28, 2019 is 5.2%. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of December 28, 2019 adjusted for the remaining balance of accrued rent and unamortized lease incentives.

The following is a summary of the Company’s lease cost.

Fiscal Year
(In millions)	2019
Operating lease cost	$32.6
Variable lease cost	14.5
Short-term lease cost	1.2
Sublease income	(4.0)
Total lease cost	$44.3

The weighted-average remaining lease term for operating leases as of December 28, 2019 is 10.1 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 28, 2019 are as follows:

(In millions)	Operating Leases
2020	$34.1
2021	30.3
2022	27.6
2023	20.5
2024	17.7
Thereafter	105.1
Total future payments	235.3
Less: imputed interest	54.0
Recognized lease liability	$181.3

The Company made cash payments of $33.2 million for operating lease liabilities during fiscal 2019. During fiscal 2019, the Company entered into new or amended leases that resulted in the noncash recognition of right-of-use assets and lease liabilities of $26.8 million. In addition, the Company entered into real estate leases which will commence subsequent to December 28, 2019 with future undiscounted rental payments of $4.8 million. The Company has a financing lease with future payments of $0.3 million and a remaining term of 2.1 years.
Rental expense under all operating leases, under the previous lease standard ASC 840 and consisting primarily of minimum rentals, totaled $32.0 million and $39.9 million in fiscal years 2018 and 2017, respectively. The Company recognized sublease income of $2.8 million and $1.9 million in fiscal years 2018 and 2017, respectively.

11.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows ASC 815, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 545 days and 524 days as of December 28, 2019 and December 29, 2018, respectively. When foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. During fiscal 2019, the Company reclassified $1.2 million to other income for foreign currency derivatives that were no longer deemed highly effective.
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
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in AOCI, offsetting the currency translation adjustment related to the underlying net investment that is also recorded in AOCI. All other changes in fair value are recorded in interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the cross-currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the net investment in the foreign operations.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	December 28, 2019	December 29, 2018
Foreign exchange contracts:
Hedge contracts	$246.3	$220.3
Non-hedge contracts	7.3	4.8
Interest rate swap	355.8	181.3
Cross currency swap	79.8	95.8

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	December 28, 2019	December 29, 2018
Financial assets:
Foreign exchange contracts - hedge	$2.3	$8.7
Interest rate swap	—	1.6
Financial liabilities:
Foreign exchange contracts - hedge	$(1.8)	$—
Interest rate swap	(1.8)	—
Cross currency swap	(3.0)	(8.2)

12.	STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $24.5 million, $31.2 million and $25.4 million and related income tax benefits of $4.8 million, $6.4 million and $8.6 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2019, 2018 and 2017, respectively. The Company generally grants restricted stock or units (“Restricted Awards”), performance-based restricted stock or units (“Performance Awards”) and stock options under its stock-based compensation plans.
As of December 28, 2019, the Company had 5,669,643 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment.

These restrictions typically lapse over a three- to four-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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
Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	1,947,378	$21.24	1,730,886	$21.86
Granted	762,078	23.06	511,722	25.14
Vested	(445,939)	22.03	(173,894)	27.01
Forfeited	(238,445)	21.66	(378,046)	25.04
Unvested at December 30, 2017	2,025,072	$21.70	1,690,668	$21.54
Granted	609,276	31.81	384,657	35.10
Vested	(560,263)	22.93	(229,023)	26.64
Forfeited	(153,712)	23.81	(215,284)	26.18
Unvested at December 29, 2018	1,920,373	$24.38	1,631,018	$23.42
Granted	554,092	34.73	370,830	37.10
Vested	(681,938)	24.63	(654,021)	17.46
Forfeited	(173,611)	28.47	(220,725)	19.74
Unvested at December 28, 2019	1,618,916	$27.36	1,127,102	$31.94

As of December 28, 2019, there was $19.9 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 28, 2019 was $23.7 million. As of December 29, 2018, there was $20.2 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 29, 2018 was $17.4 million. As of December 30, 2017, there was $18.3 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Restricted Awards vested during the year ended December 30, 2017 was $10.6 million.
As of December 28, 2019, there was $4.5 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Performance Awards vested during the year ended December 28, 2019 was $22.8 million. As of December 29, 2018, there was $19.0 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 29, 2018 was $7.3 million. As of December 30, 2017, there was $16.9 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Performance Awards vested during the year ended December 30, 2017 was $4.0 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $9.07, $8.20 and $5.50 per share for fiscal years 2019, 2018 and 2017, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2019	2018	2017
Expected market price volatility (1)	29.6%	29.6%	29.3%
Risk-free interest rate (2)	2.5%	2.5%	1.7%
Dividend yield (3)	1.0%	0.8%	1.0%
Expected term (4)	4 years	4 years	4 years

(1)	Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.

(2)	Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.

(3)	Represents the Company’s estimated cash dividend yield for the expected term.

(4)
Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2016	7,493,662	$19.55	6.4	$28.7
Granted	93,274	23.85
Exercised	(1,267,269)	17.15
Canceled	(230,003)	21.37
Outstanding at December 30, 2017	6,089,664	$20.05	5.8	$72.1
Granted	28,171	31.85
Exercised	(1,359,387)	17.69
Canceled	(56,446)	17.12
Outstanding at December 29, 2018	4,702,002	$20.83	5.2	$54.5
Granted	25,471	34.81
Exercised	(681,389)	17.87
Canceled	(12,977)	23.97
Outstanding at December 28, 2019	4,033,107	$21.41	4.4	$49.8
Unvested at December 28, 2019	(44,250)
Exercisable at December 28, 2019	3,988,857	$21.27	4.4	$49.7

The total pretax intrinsic value of stock options exercised during fiscal years 2019, 2018 and 2017 was $10.7 million, $21.2 million and $12.5 million, respectively. As of December 28, 2019, there was $0.2 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.4 years. As of December 29, 2018 and December 30, 2017, there was $0.4 million and $1.8 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 0.8 years and 1.0 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of December 28, 2019, based on the Company’s closing stock price of $33.74 per share, was 3,974,757 and the weighted-average exercise price was $21.29 per share. As of December 29, 2018, 4,048,842 outstanding options were exercisable and in-the-money, with a weighted-average exercise price of $21.09 per share.

13.	RETIREMENT PLANS
The Company has two non-contributory, defined benefit pension plans that provide retirement benefits to less than half of its domestic employees. The Company’s principal defined benefit pension plan, which is closed to new participants, provides benefits based on the employee’s years of service and final average earnings. The second plan is closed to new participants and no longer accrue future benefits.
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $66.8 million at December 28, 2019 and $64.4 million at December 29, 2018 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $5.2 million, $4.5 million and $4.2 million in fiscal years 2019, 2018 and 2017, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.1 million, $1.1 million and $1.0 million in fiscal years 2019, 2018 and 2017, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $0.9 million at December 28, 2019 and $1.1 million at December 29, 2018 and was recognized as a deferred compensation liability on the consolidated balance sheets.

The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2019 and 2018:

	Fiscal Year
(In millions)	2019	2018
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$348.8	$443.4
Service cost pertaining to benefits earned during the year	5.5	6.3
Interest cost on projected benefit obligations	15.2	16.5
Actuarial loss (gain)	45.4	(31.6)
Benefits paid to plan participants	(13.9)	(19.2)
Settlement	—	(66.6)
Projected benefit obligations at end of the year	$401.0	$348.8
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$254.4	$299.6
Actual return (loss) on plan assets	44.7	(22.6)
Company contributions - pension	—	60.7
Company contributions - SERP	2.4	2.5
Benefits paid to plan participants	(13.9)	(19.2)
Settlement	—	(66.6)
Fair value of pension assets at end of the year	$287.6	$254.4
Funded status	$(113.4)	$(94.4)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$1.4
Current liabilities	(3.7)	(3.8)
Noncurrent liabilities	(109.7)	(92.0)
Net amount recognized	$(113.4)	$(94.4)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(113.4)	$(94.4)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	59.6	57.4
Net funded status of pension plans and SERP (supplemental)	$(53.8)	$(37.0)

Unrecognized net actuarial loss recognized in AOCI was $61.4 million and $44.6 million, and amounts net of tax were $48.7 million and $36.2 million, as of December 28, 2019 and December 29, 2018, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $378.4 million at December 28, 2019 and $319.1 million at December 29, 2018. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during 2020 is $6.6 million.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2019	2018	2017
Service cost pertaining to benefits earned during the year	$5.5	$6.3	$7.2
Interest cost on projected benefit obligations	15.2	16.5	17.7
Expected return on pension assets	(17.7)	(21.5)	(19.8)
Net amortization loss	2.6	3.3	9.8
Settlement loss	—	7.2	—
Net pension expense	$5.6	$11.8	$14.9
Less: SERP expense	5.4	5.5	5.5
Qualified defined benefit pension plans expense	$0.2	$6.3	$9.4

During fiscal 2018, the Company completed a pension annuity purchase, which settled $66.6 million of projected benefit obligations. The Company recognized a settlement loss of $7.2 million due to the annuity purchase.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2019	2018
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	3.60%	4.46%
Rate of compensation increase - pension	4.23%	3.82%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	4.46%	3.80%
Expected long-term rate of return on plan assets	6.75%	7.00%
Rate of compensation increase - pension	3.82%	3.92%
Rate of compensation increase - SERP	7.00%	7.00%

Unrecognized net actuarial losses exceeding certain corridors are amortized over one of two amortization periods, based on each plan's election. The amortization period is either a five-year period, unless the minimum amortization method based on average remaining service periods produces a higher amortization; or, over the average remaining service period of participants expected to receive benefits. The Company utilizes a bond matching calculation to determine the discount rate. A hypothetical bond portfolio is created based on a presumed purchase of high-quality corporate bonds with maturities that match the plan’s expected future cash outflows. The discount rate is the resulting yield of the hypothetical bond portfolio. The discount rate is used in the calculation of the year-end pension liability and the service and interest cost for the subsequent year.

The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of December 28, 2019 were 57% in equity securities, 38% in fixed income securities and 5% in real estate investments. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	December 28, 2019			December 29, 2018
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$162.2	[1]	56.4%	$138.2	[1]	54.4%
Fixed income securities	106.2	[1]	36.9%	98.0	[1]	38.5%
Real estate investments	16.9	[1]	5.9%	16.1	[1]	6.3%
Other	2.3	[2]	0.8%	2.1	[2]	0.8%
Fair value of plan assets	$287.6		100.0%	$254.4		100.0%

[1]
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.

[2]	In accordance with ASC 820, investments have been measured using valuation techniques in which one or more significant inputs are unobservable (Level 3). See Note 16 for additional information.
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2020 and to make $3.7 million in contributions to the SERP in fiscal 2020.
Expected benefit payments for the fiscal years subsequent to December 28, 2019 are as follows:

(In millions)	2020	2021	2022	2023	2024	2025-2029
Expected benefit payments	$15.7	$16.3	$17.0	$17.7	$18.5	$102.6

14.	INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2019	2018	2017
United States	$79.3	$159.2	$(78.2)
Foreign	66.6	68.2	67.6
Earnings (loss) before income taxes	$145.9	$227.4	$(10.6)

The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2019	2018	2017
Current expense:
Federal	$10.6	$6.7	$48.1
State	0.5	2.4	1.9
Foreign	12.5	10.9	14.0
Deferred expense (credit):
Federal	(5.8)	2.1	(72.0)
State	(2.0)	3.3	(0.2)
Foreign	1.2	1.7	(1.7)
Income tax provision	$17.0	$27.1	$(9.9)

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2019	2018	2017
Income taxes at U.S. statutory rates of 21%, 21% and 35%	$30.6	$47.7	$(3.7)
State income taxes, net of federal income tax	0.5	2.8	(4.2)
(Nontaxable earnings) non-deductible losses of foreign affiliates:
Cayman Islands	—	—	(3.5)
Other	(0.1)	(0.1)	(0.3)
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(8.5)	(10.8)	(17.3)
Other	2.8	(3.1)	3.5
Adjustments for uncertain tax positions	(1.0)	(1.4)	0.4
Change in valuation allowance	(0.2)	3.3	3.0
Change in state tax rates	(1.5)	1.9	0.1
Transition tax due to TCJA	—	(0.1)	58.1
Remeasurement of U.S. deferred taxes due to TCJA	—	—	(52.5)
Global Intangible Low Tax Income tax	2.1	3.7	—
Foreign Derived Intangible Income tax benefit	(4.4)	(6.8)	—
Non-deductible executive compensation	2.0	0.9	0.7
Permanent adjustments related to employee share based compensation	(5.1)	(3.8)	(1.9)
Deferred tax on future cash dividends	0.6	(0.9)	3.0
Other Permanent adjustments and non-deductible expenses	(0.6)	(6.7)	0.6
Other	(0.2)	0.5	4.1
Income tax provision	$17.0	$27.1	$(9.9)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	December 28, 2019	December 29, 2018
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5.7	$4.9
Deferred compensation accruals	4.0	6.9
Accrued pension expense	25.3	21.6
Stock-based compensation	14.5	16.9
Net operating loss and foreign tax credit carryforwards	17.6	19.2
Book over tax depreciation and amortization	0.5	0.8
Tenant lease expenses	3.6	4.1
Environmental reserve	15.4	5.0
Other	5.1	5.8
Total gross deferred income tax assets	91.7	85.2
Less valuation allowance	(17.6)	(17.8)
Net deferred income tax assets	74.1	67.4
Deferred income tax liabilities:
Intangible assets	(157.5)	(157.3)
Tax over book depreciation and amortization	(8.6)	(8.3)
Other	(4.1)	(6.6)
Total deferred income tax liabilities	(170.2)	(172.2)
Net deferred income tax liabilities	$(96.1)	$(104.8)

The valuation allowance for deferred income tax assets as of December 28, 2019 and December 29, 2018 was $17.6 million and $17.8 million, respectively. The net decrease in the total valuation allowance during fiscal 2019 was $0.2 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance results in a decrease against the state deferred tax assets of $0.5 million, an increase related to state net operating loss carryforward of $1.3 million, and a net decrease relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $1.0 million.
At December 28, 2019, the Company had foreign net operating loss carryforwards of $27.3 million, which have expirations ranging from 2020 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $161.4 million and $10.4 million respectively, which have expirations ranging from 2022 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.9 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2019	2018
Unrecognized tax benefits at beginning of the year	$7.9	$9.3
Increases related to current year tax positions	1.6	0.8
Decreases related to prior year positions	(1.4)	(2.0)
Decreases relating to settlements with taxing authorities	(1.2)	—
Decrease due to lapse of statute	—	(0.2)
Unrecognized tax benefits at end of the year	$6.9	$7.9

The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $6.5 million and $7.1 million as of December 28, 2019 and December 29, 2018, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $1.5 million and $2.4 million as of December 28, 2019 and December 29, 2018, respectively.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be material to the consolidated financial statements. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $1.2 million and $0.6 million for fiscal years 2019 and 2018, respectively. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $272.1 million at December 28, 2019. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in accumulated other comprehensive income (loss) during fiscal years 2019 and 2018 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 30, 2017	$(32.7)	$(13.9)		$(28.6)		$(75.2)
Other comprehensive income (loss) before reclassifications (1)	(20.3)	14.4		(9.9)		(15.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.8	(2)	10.5	(3)	14.3
Income tax (expense) benefit	—	(1.3)		(2.2)		(3.5)
Net reclassifications	—	2.5		8.3		10.8
Net current-period other comprehensive income (loss) (1)	(20.3)	16.9		(1.6)		(5.0)
Reclassifications to retained earnings (4)	$—	$(2.1)		$(6.0)		$(8.1)
Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	5.4	0.9		(14.6)		(8.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9.8)	(2)	2.6	(3)	(7.2)
Income tax (expense) benefit	—	2.2		(0.5)		1.7
Net reclassifications	—	(7.6)		2.1		(5.5)
Net current-period other comprehensive income (loss) (1)	5.4	(6.7)		(12.5)		(13.8)
Balance of AOCI as of December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)
Amounts related to foreign currency derivatives deemed to be highly effective are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense, and includes $7.2 million in fiscal 2018 related to a settlement loss.

(4)	Amounts reclassified to retained earnings upon adoption of ASU 2017-12 and ASU 2018-02.

16.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	December 28, 2019	December 29, 2018
Financial assets:
Derivatives	$2.3	$10.3
Financial liabilities:
Derivatives	$(6.6)	$(8.2)

The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The two interest rate swaps are valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
Fair Value Disclosures
The Company’s financial instruments that are not recorded at fair value consist of cash and cash equivalents, accounts and notes receivable, accounts payable, borrowings under revolving credit agreements and other short-term and long-term debt. The carrying amount of these financial instruments is historical cost, which approximates fair value, except for the debt. The carrying value and the fair value of the Company’s debt are as follows:

(In millions)	December 28, 2019	December 29, 2018
Carrying value	$798.4	$570.1
Fair value	817.6	566.8

The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).

17.	LITIGATION AND CONTINGENCIES
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

Civil and Regulatory Actions of EGLE and EPA
On January 10, 2018, EGLE filed a civil action against the Company in the U.S District Court for the Western District of Michigan under RCRA and Parts 201 and 31 of NREPA alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "EGLE Action"). Plainfield and Algoma Townships intervened in the EGLE Action alleging claims under RCRA, CERCLA, Part 201 of NREPA, and common law nuisance.
On December 19, 2018, the Company filed a third-party complaint against 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action ("the 3M Action"). On June 20, 2019, the 3M Company filed a counterclaim against the Company in response to the 3M Action, seeking, among other things, contractual and common law indemnity and contribution under CERCLA and Part 201 of NREPA. On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by U.S. District Judge Janet T. Neff on February 19, 2020 (the “Consent Decree”). On February 20, 2020, the Company and 3M Company entered into a settlement agreement resolving the 3M Action, under which 3M Company will pay the Company a lump sum amount of $55.0 million in fiscal 2020. The Company has recognized the $55.0 million as a loss recovery partially offsetting the environmental remediation costs recorded in fiscal 2019 and is recorded in the prepaid expenses and other current assets line item on the consolidated balance sheets.
Under the Consent Decree, the Company will pay to extend Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Consent Decree also obligates the Company to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to the assess the presence of PFAS in area groundwater.
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
Assessing potential liability with respect to the Litigation Matters at this time is difficult. The Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. Due to these factors, combined with the complexities and uncertainties of litigation, the Company is unable to conclude that adverse verdicts resulting from the Litigation Matters are probable, and therefore no amounts are currently reserved for these claims. The Company intends to continue to vigorously defend itself against these claims.
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in Wolverine's defense and remediation efforts. No estimated recoveries from legacy insurance policies have been recognized.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2019	2018
Remediation liability at beginning of the year	$22.6	$31.1
Changes in estimate	112.9	4.8
Amounts paid	(11.1)	(13.3)
Remediation liability at the end of the year	$124.4	$22.6

The reserve balance as of December 28, 2019 includes $41.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $82.9 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
The Company's remediation activity at the Tannery property, House Street site and other relevant disposal sites is ongoing. Although the recent Consent Decree has made near-term costs more clear, it is difficult to estimate the long-term cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to December 28, 2019 are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Minimum royalties	$1.5	$1.7	$1.8	$—	$—	$—
Minimum advertising	3.2	3.3	3.4	3.5	3.6	—

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.3 million, $2.2 million and $2.3 million for fiscal years 2019, 2018 and 2017, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $3.6 million, $3.3 million and $3.2 million for fiscal years 2019, 2018 and 2017, respectively.

18.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable operating segments. During the first quarter of 2019, the brands that were formerly aligned with the Wolverine Outdoor & Lifestyle Group and Wolverine Heritage Group were realigned into a new operating segment, the Wolverine Michigan Group. The change was to align our brands under key leadership to best support innovation and efficiency. All prior period disclosures have been retrospectively adjusted to reflect these new reportable operating segments.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, organizational transformation costs, reorganization costs, restructuring and other related costs, impairment of intangible assets, environmental and other related costs, a foreign currency remeasurement gain recorded in the second quarter of fiscal 2018 and a pension settlement loss related to the Company's purchase of pension annuity contracts in the fourth quarter of fiscal 2018. The Company’s operating segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The operating segment managers all report directly to the chief operating decision maker.
Company management uses various financial measures to evaluate the performance of the reportable operating segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Fiscal Year
(In millions)	2019	2018	2017
Revenue:
Wolverine Michigan Group	$1,299.7	$1,272.2	$1,267.8
Wolverine Boston Group	910.9	895.5	988.8
Other	63.1	71.5	93.4
Total	$2,273.7	$2,239.2	$2,350.0
Operating profit (loss):
Wolverine Michigan Group	$244.8	$257.6	$243.7
Wolverine Boston Group	153.8	157.5	153.6
Other	2.9	3.1	5.2
Corporate	(230.5)	(166.3)	(370.9)
Total	$171.0	$251.9	$31.6
Depreciation and amortization expense:
Wolverine Michigan Group	$2.4	$2.7	$2.9
Wolverine Boston Group	3.3	3.3	3.7
Other	2.4	3.1	3.5
Corporate	24.6	22.4	27.1
Total	$32.7	$31.5	$37.2
Capital expenditures:
Wolverine Michigan Group	$2.2	$3.1	$0.5
Wolverine Boston Group	5.7	1.2	1.6
Other	2.2	1.8	1.8
Corporate	24.3	15.6	28.5
Total	$34.4	$21.7	$32.4

(In millions)	December 28, 2019	December 29, 2018
Total assets:
Wolverine Michigan Group	$773.8	$626.8
Wolverine Boston Group	1,354.8	1,282.2
Other	38.4	50.0
Corporate	313.0	224.1
Total	$2,480.0	$2,183.1
Goodwill:
Wolverine Michigan Group	$144.4	$143.8
Wolverine Boston Group	294.5	280.6
Total	$438.9	$424.4

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2019	2018	2017
United States	$1,507.9	$1,505.2	$1,608.7
Foreign:
Europe, Middle East and Africa	343.1	325.7	322.4
Asia Pacific	193.7	186.0	189.4
Canada	117.9	116.7	121.2
Latin America	111.1	105.6	108.3
Total from foreign territories	765.8	734.0	741.3
Total revenue	$2,273.7	$2,239.2	$2,350.0

The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	December 28, 2019	December 29, 2018	December 30, 2017
United States	$247.2	$117.1	$122.4
Foreign countries	54.6	13.8	14.3
Total	$301.8	$130.9	$136.7

The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2019, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.

19.	BUSINESS ACQUISITIONS
On April 30, 2019, the Company acquired assets and assumed liabilities from Sportlab S.R.L. (“Sportlab”), the distributor of Saucony® footwear in Italy. Total purchase consideration of $25.2 million includes cash paid, extinguishment of Sportlab’s accounts payable balance that was due to the Company at the time of acquisition and contingent consideration. The contingent consideration was based on sales activity from the date of the acquisition through the end of fiscal 2019 and was paid in the first quarter of fiscal 2020. The detailed amounts of each component of the purchase consideration are as follows:

(In millions)	Purchase Consideration
Cash paid	$15.1
Extinguishment of Sportlab’s accounts payable balance	4.6
Contingent consideration	5.5
Total purchase consideration	$25.2

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for the acquired Saucony® distribution business are included in the Company’s consolidated results of operations beginning April 30, 2019, and are included in the Wolverine Boston Group reporting group for segment reporting purposes.
The final allocation of the purchase price as of December 28, 2019 was:

(In millions)	Final Valuation
Accounts receivable	$1.8
Inventories	6.2
Goodwill	12.0
Amortizable intangibles	12.9
Total assets acquired	32.9
Deferred income taxes	3.2
Other liabilities	4.5
Total liabilities assumed	7.7
Net assets acquired	$25.2

The excess of the purchase price over the fair value of the net assets acquired, amounting to $12.0 million, was recorded as goodwill in the consolidated balance sheet and was assigned to the Wolverine Boston Group operating segment. The goodwill that was recognized is attributable to the efficiencies to be gained by integrating operations with the Saucony® distribution business purchased from Sportlab. Other intangible assets acquired include order backlog, valued at $1.7 million, and customer relationship assets, valued at $11.2 million, which had estimated useful lives at the acquisition date of 7 months and 14 years, respectively.

20.	DIVESTITURES
In the third quarter of fiscal 2017, the Company entered into a global, multi-year licensing agreement of the Stride Rite® brand. As part of this agreement, the Company agreed to sell inventory and certain other assets and liabilities related to the Stride Rite® brand and provide certain transition services to the licensee. The Company received cash of $16.9 million for the sale of these assets and liabilities and recognized a gain of $0.2 million, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations . The assets and liabilities sold, which were reported in the Wolverine Boston Group, are as follows:

(In millions)	Book Value
Inventory	$17.1
Prepaid expenses and other current assets	1.4
Other accrued liabilities	(1.8)
Total assets and liabilities sold	$16.7

In the third quarter of fiscal 2017, the Company sold certain intangible and other assets related to the Sebago® brand. As part of this agreement, the buyer acquired the intellectual property rights to design, manufacture and market all products under the Sebago® brand. The Company received cash of $14.3 million and recognized a gain on sale of $8.4 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations. The assets sold, which were reported in the Wolverine Michigan Group, are as follows:

(In millions)	Book Value
Indefinite-lived intangibles	5.4
Amortizable intangibles	0.2
Total assets sold	$5.6

In the third quarter of fiscal 2017, the Company sold its Department of Defense contract business, which comprised an owned manufacturing facility, the transfer of employees and certain associated assets. The goodwill allocated to the sale of the business was nominal. The Company received cash of $7.8 million and recognized a loss on sale of $1.6 million, net of transaction costs, which is included in the selling, general and administrative expenses line item on the consolidated statement of operations. The assets sold, which were reported in the Wolverine Michigan Group and Other segments, are as follows:

(In millions)	Book Value
Inventory	$5.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	3.0
Total assets sold	$9.1

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2019 Quarters Ended
(In millions, except per share data)	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Revenue	$523.4	$568.6	$574.3	$607.4
Gross profit	220.2	230.4	243.3	229.9
Net earnings (loss) attributable to Wolverine World Wide, Inc.	40.5	40.2	48.7	(0.9)
Net earnings (loss) per share:
Basic	$0.44	$0.45	$0.57	$(0.01)
Diluted	0.43	0.45	0.57	(0.01)

	Fiscal 2018 Quarters Ended
(In millions, except per share data)	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
Revenue	$534.1	$566.9	$558.6	$579.6
Gross profit	227.9	234.2	232.1	227.1
Net earnings attributable to Wolverine World Wide, Inc.	46.7	55.3	58.8	39.3
Net earnings per share:
Basic	$0.49	$0.58	$0.62	$0.39
Diluted	0.48	0.57	0.60	0.39

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of indefinite-lived intangibles
Description of the Matter
At December 28, 2019, the Company’s indefinite-lived intangible assets were $604.5 million, which included $518.2 million for the Sperry trade name. As discussed in Notes 1 and 4 of the consolidated financial statements, indefinite-lived intangibles are tested for impairment at least annually.

Auditing management’s annual impairment test for the Sperry trade name was complex and highly judgmental due to the significant estimation required in determining the fair value of the Sperry trade name indefinite-lived intangible asset. The fair value estimate was sensitive to significant assumptions such as future revenue growth and operating earnings, and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Sperry trade name impairment review process. This included controls over the significant assumptions described above and the completeness and accuracy of the data used in the fair value estimate.

To test the estimated fair value of the Sperry trade name, we performed audit procedures that included, among others, assessing the methodology and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate. We also compared the significant assumptions used by management to current industry and economic trends, to the business model used by Sperry and other relevant factors. We assessed the historical accuracy of management’s estimates and performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the trade name that would result from changes in the assumptions.

Loss contingencies for environmental matters
Description of the Matter
As discussed in Note 17, the Company recognized a loss contingency related to environmental matters on an undiscounted basis for $124.4 million. Specifically, the Company was served with two regulatory actions filed by the Environmental Protection Agency (“EPA”) and Michigan Department of Environment, Great Lakes, and Energy (“EGLE”) in early 2018. The Company, EGLE and EPA entered into various settlement agreements, that address and outline the Company’s required remedial actions. The Company believes it is probable that it will incur losses related to the required remediation actions and recognized a loss contingency for its estimate of the cost of the remedial actions.

Auditing management’s accounting for and disclosure of loss contingencies from the environmental matters was especially challenging as evaluating the probability and amount of loss is highly subjective and requires significant judgment due in part to the uncertain nature and extent of the activities to complete the required remedial actions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification, evaluation and disclosure of these environmental matters, including the Company’s assessment and measurement of the estimate of the probable liability.

To test the assessment of the probability of incurrence of a loss and the estimated loss, to the extent it was reasonably estimable, we performed audit procedures that included, among others, reviewing summaries of the proceedings and related correspondence with attorneys and environmental agencies, reviewing legal counsel confirmation letters, assessing scope and cost estimates of the Company’s third-party environmental specialists used in determination of the reserve, utilizing internal environmental specialists to assist with assessing the cost estimate (by using all the information available) and searching for other publicly available information that might indicate new or contrary facts related to the matter.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sportlab S.R.L. (Sportlab), which are included in the December 28, 2019 consolidated financial statements of the Company and constituted less than 2% of consolidated total assets and consolidated net sales as of, and for the year-ended, December 28, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sportlab.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 28, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). The Company's management excluded Sportlab S.R.L., acquired on April 30, 2019, from its evaluation of internal control over financial reporting as of December 28, 2019. As of December 28, 2019, Sportlab S.R.L. represented less than 2% of our consolidated total assets and consolidated net sales for the annual period ended December 28, 2019. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 28, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2019 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on April 30, 2020. The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct is posted on our website located at http://www.wolverineworldwide.com/investor-relations/corporate-governance/. We intend to disclose future amendments to certain provisions of the Code of Business Conduct, and waivers of the Code of Business Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:

•	Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2019, December 29, 2018 and December 30, 2017.

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 28, 2019, December 29, 2018 and December 30, 2017.

•	Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018.

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2019, December 29, 2018 and December 30, 2017.

•	Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2019, December 29, 2018 and December 30, 2017.

•	Notes to the Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.
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

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 24, 2014.
3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

Exhibit Number	Document

4.1	Description of the Registrant's Securities Registered Pursuant To Section 12 of The Securities Exchange Act of 1934.
4.2
Senior Notes Indenture, dated August 30, 2016, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.

4.3	Form of 5.000% Senior Note due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.
10.1	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.4	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.5
Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019.

10.6	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.7
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2008. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.7.

10.8
Executive Severance Agreement.* Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. A participant schedule of current executive officers who are parties to this agreement is attached as Exhibit 10.8.

10.9
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. All executive officers and directors are parties to this agreement.

10.10	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.
10.11
Employees’ Pension Plan (Restated as amended through December 29, 2017).* Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

10.12	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.13	Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.14	2016 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.15	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.16	2017 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017.
10.17
Form of Performance Stock Unit Award Agreement (2017 - 2019 performance period).* Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017.

10.18	2018 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
10.19
Form of Performance Restricted Stock Unit Agreement (2018 - 2020 performance period).* Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.

10.20	2019 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019.

Exhibit Number	Document

10.21
Form of Performance Stock Unit Award Agreement (2019 - 2021 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019.

10.22
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.23
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.24
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.24.

10.25
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.26	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.27	Wolverine World Wide, Inc. Deferred Compensation Plan, Amended and Restated.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018.
10.28	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.29	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.30	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 27, 2018.
10.31	Sixth Amendment to the Wolverine Employees' Pension Plan.* Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 29, 2018.
10.32	Resolution of the Wolverine World Wide, Inc. Board of Directors Authorizing the Merger of the Wolverine Collectively Bargained Employees’ Pension Plan and the Wolverine Employees’ Pension Plan.
10.33
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

10.34
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

10.35
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

10.36
Replacement Facility Amendment, dated as of October 10, 2013, to the Amended and Restated Credit Agreement among Wolverine World Wide, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2013.

10.37
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

Exhibit Number	Document

10.38
Receivables Purchase Agreement dated as of December 22, 2014, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser. Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 3, 2015.

10.39
Amendment to the Receivables Purchase Agreement, among Wolverine World Wide, Inc. and certain of its subsidiaries as sellers, and HSBC Bank USA, N.A. as purchaser, dated January 5, 2018. Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

10.40
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

10.41
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

10.42
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

10.43
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

104	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 26, 2020	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2020
Blake W. Krueger

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2020
Michael D. Stornant

/s/ Jeffrey M. Boromisa	Director	February 26, 2020
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 26, 2020
Gina R. Boswell

/s/ Roxane Divol	Director	February 26, 2020
Roxane Divol

/s/ William K. Gerber	Director	February 26, 2020
William K. Gerber

/s/ David T. Kollat	Director	February 26, 2020
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 26, 2020
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 26, 2020
Nicholas T. Long

/s/ David W. McCreight	Director	February 26, 2020
David W. McCreight

/s/ Michael A. Volkema	Director	February 26, 2020
Michael A. Volkema

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

Column A	Column B	Column C		Column D		Column E
		Additions
(In millions)	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended December 28, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$9.5	$16.3	—	$13.7	(A)	$12.1
Allowance for sales returns	13.6	50.2	—	52.4	(B)	11.4
Allowance for cash discounts	3.5	4.1	—	4.4	(C)	3.2
Inventory valuation allowances	8.3	6.9	—	7.9	(D)	7.3
Total	$34.9	$77.5	—	$78.4		$34.0
Fiscal Year Ended December 29, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$14.2	$13.0	—	$17.7	(A)	$9.5
Allowance for sales returns	12.6	53.8	—	52.8	(B)	13.6
Allowance for cash discounts	4.7	7.7	—	8.9	(C)	3.5
Inventory valuation allowances	11.5	6.1	—	9.3	(D)	8.3
Total	$43.0	$80.6	—	$88.7		$34.9
Fiscal Year Ended December 30, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$17.2	$18.1	—	$21.1	(A)	$14.2
Allowance for sales returns	16.3	52.6	—	56.3	(B)	12.6
Allowance for cash discounts	5.9	17.9	—	19.1	(C)	4.7
Inventory valuation allowances	18.0	10.6	—	17.1	(D)	11.5
Total	$57.4	$99.2	—	$113.6		$43.0

(A)	Accounts charged off, net of recoveries.

(B)	Actual customer returns.

(C)	Discounts given to customers.

(D)	Adjustment upon disposal of related inventories.

A-1