Form 10-Q
period 2020-03-28
WOLVERINE WORLD WIDE INC /DE/
filed 2020-04-29
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,187,759 shares of common stock, $1 par value, outstanding as of April 23, 2020.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:

•
the effects of the COVID-19 pandemic on the Company’s business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that the Company cannot currently fully predict or assess, the duration and scope of the pandemic; the negative impact on global and regional markets, economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; actions governments, businesses and individuals may take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on the Company's distributors, suppliers, joint venture partners and other counterparties. The timing of recovery after the pandemic is also uncertain;

•
changes in general economic conditions, employment rates, business conditions, interest rates, tax policies and other factors affecting consumer spending in the markets and regions in which the Company’s products are sold;

•	the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;

•	the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;

•	the inability to effectively manage inventory levels;

•	increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;

•	foreign currency exchange rate fluctuations;

•	currency restrictions;

•	capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;

•	the cost and availability of raw materials, inventories, services and labor for contract manufacturers;

•	labor disruptions;

•	changes in relationships with, including the loss of, significant wholesale customers;

•	risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;

•	risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;

•	the impact of seasonality and unpredictable weather conditions;

•	changes in general economic conditions and/or the credit markets on the Company’s distributors, suppliers and retailers;

•	changes in the Company’s effective tax rates;

•	failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;

•	the risks of doing business in developing countries and politically or economically volatile areas;

•	the ability to secure and protect owned intellectual property or use licensed intellectual property;

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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “2019 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	March 28, 2020	March 30, 2019
Revenue	$439.3	$523.4
Cost of goods sold	257.5	303.2
Gross profit	181.8	220.2
Selling, general and administrative expenses	156.1	164.0
Environmental and other related costs	8.8	3.8
Operating profit	16.9	52.4
Other expenses:
Interest expense, net	7.8	6.9
Other income, net	(0.6)	(1.3)
Total other expenses	7.2	5.6
Earnings before income taxes	9.7	46.8
Income tax expense (benefit)	(3.1)	6.2
Net earnings	$12.8	$40.6
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1
Net earnings attributable to Wolverine World Wide, Inc.	$13.0	$40.5

Net earnings per share (see Note 3):
Basic	$0.16	$0.44
Diluted	$0.16	$0.43

Comprehensive income	$2.2	$43.4
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.4)	0.3
Comprehensive income attributable to Wolverine World Wide, Inc.	$3.6	$43.1

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	March 28, 2020	December 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$472.6	$180.6	$80.6
Accounts receivable, less allowances of $28.3, $26.7 and $25.7	323.4	331.2	375.5
Inventories:
Finished products, net	396.2	342.0	359.2
Raw materials and work-in-process, net	9.1	6.2	14.8
Total inventories	405.3	348.2	374.0
Prepaid expenses and other current assets	50.4	107.1	45.4
Total current assets	1,251.7	967.1	875.5
Property, plant and equipment:
Gross cost	325.6	325.0	385.6
Accumulated depreciation	(187.3)	(184.0)	(252.6)
Property, plant and equipment, net	138.3	141.0	133.0
Lease right-of-use assets, net	158.3	160.8	157.2
Other assets:
Goodwill	434.7	438.9	425.9
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	76.2	77.8	70.7
Deferred income taxes	2.4	2.9	3.4
Other	87.6	87.0	81.1
Total other assets	1,205.4	1,211.1	1,185.6
Total assets	$2,753.7	$2,480.0	$2,351.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	March 28, 2020	December 28, 2019	March 30, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137.6	$202.1	$112.6
Accrued salaries and wages	15.3	20.8	16.9
Other accrued liabilities	129.4	157.9	98.0
Lease liabilities	34.9	34.1	28.6
Current maturities of long-term debt	12.5	12.5	10.0
Borrowings under revolving credit agreements	790.0	360.0	326.0
Total current liabilities	1,119.7	787.4	592.1
Long-term debt, less current maturities	423.6	425.9	435.3
Accrued pension liabilities	109.5	109.7	92.1
Deferred income taxes	86.5	99.0	108.6
Lease liabilities, noncurrent	145.0	147.2	147.3
Other liabilities	133.5	132.4	58.6
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 109,208,832, 108,329,250 and 107,881,756 shares issued	109.2	108.3	107.9
Additional paid-in capital	219.8	233.4	208.0
Retained earnings	1,268.1	1,263.3	1,201.2
Accumulated other comprehensive loss	(111.5)	(102.1)	(85.7)
Cost of shares in treasury; 28,146,763, 27,181,512 and 19,152,384 shares	(760.0)	(736.2)	(520.0)
Total Wolverine World Wide, Inc. stockholders’ equity	725.6	766.7	911.4
Noncontrolling interest	10.3	11.7	5.9
Total stockholders’ equity	735.9	778.4	917.3
Total liabilities and stockholders’ equity	$2,753.7	$2,480.0	$2,351.3
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net earnings	$12.8	$40.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7.8	7.2
Deferred income taxes	(12.6)	(0.4)
Stock-based compensation expense	2.7	6.6
Pension and SERP expense	2.1	1.4
Environmental and other related costs, net of cash payments and recoveries received	49.6	(1.0)
Other	5.8	(6.0)
Changes in operating assets and liabilities:
Accounts receivable	4.1	(13.6)
Inventories	(61.0)	(56.3)
Other operating assets	1.4	0.5
Accounts payable	(64.0)	(89.6)
Income taxes payable	2.7	(0.5)
Other operating liabilities	(28.0)	(21.3)
Net cash used in operating activities	(76.6)	(132.4)
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(5.5)	—
Additions to property, plant and equipment	(3.6)	(7.8)
Other	(0.2)	(0.1)
Net cash used in investing activities	(9.3)	(7.9)
FINANCING ACTIVITIES
Net borrowings under revolving credit agreements	430.0	201.0
Payments on long-term debt	(2.5)	—
Payments of debt issuance costs	—	(0.3)
Cash dividends paid	(9.0)	(7.9)
Purchases of common stock for treasury	(21.0)	(103.1)
Employee taxes paid under stock-based compensation plans	(19.7)	(16.3)
Proceeds from the exercise of stock options	1.5	4.1
Net cash provided by financing activities	379.3	77.5
Effect of foreign exchange rate changes	(1.4)	0.3
Increase (decrease) in cash and cash equivalents	292.0	(62.5)
Cash and cash equivalents at beginning of the year	180.6	143.1
Cash and cash equivalents at end of the quarter	$472.6	$80.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			40.5			0.1	40.6
Other comprehensive income				2.6		0.2	2.8
Shares forfeited, net of shares issued under stock incentive plans (9,243 shares)	—	(3.8)					(3.8)
Shares issued for stock options exercised, net (263,307 shares)	0.3	3.8					4.1
Stock-based compensation expense		6.6					6.6
Cash dividends declared ($0.10 per share)			(9.0)				(9.0)
Purchase of common stock for treasury (2,891,761 shares)					(103.1)		(103.1)
Purchases of shares under employee stock plans (356,880 shares)					(12.5)		(12.5)
Balance at March 30, 2019	$107.9	$208.0	$1,201.2	$(85.7)	$(520.0)	$5.9	$917.3

Balance at December 28, 2019	108.3	233.4	1,263.3	(102.1)	(736.2)	11.7	$778.4
Net earnings (loss)			13.0			(0.2)	12.8
Other comprehensive loss				(9.4)		(1.2)	(10.6)
Shares issued, net of shares forfeited under stock incentive plans (727,936 shares)	0.7	(17.6)					(16.9)
Shares issued for stock options exercised, net (151,646 shares)	0.2	1.3					1.5
Stock-based compensation expense		2.7					2.7
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under employee stock plans (88,694 shares)					(2.8)		(2.8)
Balance at March 28, 2020	$109.2	$219.8	$1,268.1	$(111.5)	$(760.0)	$10.3	$735.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended March 28, 2020 and March 30, 2019
(Unaudited)

1.	BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, Hytest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite® and Wolverine®. The Company’s products are marketed worldwide through owned operations and through licensing and distribution arrangements with third parties. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2019 Form 10-K.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2020 has 53 weeks and fiscal year 2019 contained 52 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Seasonality
The Company’s business is subject to seasonal influences that can cause significant differences in revenue, earnings and cash flows from quarter to quarter; however, the differences have followed a consistent pattern in recent years.

2.	NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) that the Company adopted during fiscal year 2020. The following is a summary of the effect of adoption of this new standard.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

The Company adopted ASU 2016-13 at the beginning of the first quarter on a prospective basis. The Company adjusted its business policies and processes relating to the measurement of allowances for credit losses to consider reasonable and supportable information to determine expected credit losses on accounts receivable. The adoptions of the ASU did not have a material effect on the consolidated financial statements.

ASU 2017-04, Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Eliminates step two of the goodwill impairment test under legacy US GAAP. Annual and interim goodwill impairment tests are performed by comparing the fair value of a reporting unit with its carrying amount and the amount by which the carrying amount exceeds the reporting unit’s fair value will be recognized as an impairment charge.

The Company adopted the ASU at the beginning of the first quarter on a prospective basis. The adoption of this guidance did not have a significant impact on the Company’s financial statements and all prospective impairment tests will be completed under this standard.

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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	March 28, 2020	March 30, 2019
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$13.0	$40.5
Adjustment for earnings allocated to non-vested restricted common stock	(0.2)	(0.8)
Net earnings used in calculating basic and diluted earnings per share	$12.8	$39.7
Denominator:
Weighted average shares outstanding	81.4	91.0
Adjustment for non-vested restricted common stock	(0.3)	(1.0)
Shares used in calculating basic earnings per share	81.1	90.0
Effect of dilutive stock options	0.9	1.8
Shares used in calculating diluted earnings per share	82.0	91.8
Net earnings per share:
Basic	$0.16	$0.44
Diluted	0.16	0.43

For the quarters ended March 28, 2020 and March 30, 2019, 167,298 and 33,614 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Goodwill balance at beginning of the year	$438.9	$424.4
Foreign currency translation effects	(4.2)	1.5
Goodwill balance at end of the quarter	$434.7	$425.9

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of March 28, 2020, December 28, 2019 and March 30, 2019. The carrying value of the Company’s Sperry® trade name was $518.2 million as of March 28, 2020. Based on the interim impairment assessment as of March 28, 2020, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® were to decline in future periods compared to current projections, or if further deterioration of macroeconomic conditions due to the COVID-19 pandemic adversely affect the value of the Company’s Sperry® trade name and goodwill balances, the Company may need to record a non-cash impairment charge. We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and financial performance.

5.	ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2020. Under the agreement, up to $150.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability as of the end of the first quarter of 2020. For receivables sold under the agreement, 90% of the stated amount is paid in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Accounts receivable sold	$14.1	$—
Fees charged	0.1	—

The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. The amount outstanding under this program was $3.2 million and $0 as of March 28, 2020 and March 30, 2019, respectively.

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

The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $29.3 million of remaining fixed transaction price under its license agreements as of March 28, 2020, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
The Company provides disaggregated revenue by sales channel, including the wholesale and consumer-direct sales channels, reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues due to the similarity in the Company’s oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Quarter Ended March 28, 2020			Quarter Ended March 30, 2019
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$214.3	$33.5	$247.8	$272.3	$30.4	$302.7
Wolverine Boston Group	149.1	33.0	182.1	175.5	29.3	204.8
Other	8.7	0.7	9.4	15.0	0.9	15.9
Total	$372.1	$67.2	$439.3	$462.8	$60.6	$523.4

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
The Company’s contract balances are as follows:

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Product returns reserve	$10.3	$11.4	$10.9
Customer markdowns reserve	5.4	4.4	4.8
Other sales incentives reserve	2.3	2.3	2.5
Customer rebates liability	10.2	12.0	11.3
Customer advances liability	3.4	7.2	3.5

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

7.	DEBT
Total debt consists of the following obligations:

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Term Loan A, due December 6, 2023	$190.0	$192.5	$200.0
Senior Notes, 5.00% interest, due September 1, 2026	250.0	250.0	250.0
Borrowings under revolving credit agreements	790.0	360.0	326.0
Unamortized deferred financing costs	(3.9)	(4.1)	(4.7)
Total debt	$1,226.1	$798.4	$771.3

On December 6, 2018, the Company amended its credit agreement (as amended, the "Credit Agreement"). The Credit Agreement includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023. The Credit Agreement’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $12.5 million as of March 28, 2020 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $5.7 million, $5.7 million and $2.3 million as of March 28, 2020, December 28, 2019 and March 30, 2019, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 0.750%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 1.750% (all capitalized terms used in this sentence are as defined in the Credit Agreement). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At March 28, 2020, Term Loan A and the Revolving Credit Facility had weighted-average interest rates of 2.79% and 2.39%, respectively.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Credit Agreement also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Credit Agreement requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of March 28, 2020, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026 (the “Senior Notes”). The Senior Notes bear interest at 5.00% with the related interest payments due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of March 28, 2020, December 28, 2019 and March 30, 2019.
The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $0.4 million for the quarters ended March 28, 2020 and March 30, 2019, respectively.

8. LEASES
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
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Operating lease cost	$8.2	$8.0
Variable lease cost	3.4	3.5
Short-term lease cost	0.3	0.2
Sublease income	(1.2)	(1.0)
Total lease cost	$10.7	$10.7

Future undiscounted cash flows for operating leases for the fiscal periods subsequent to March 28, 2020 are as follows:

(In millions)	Operating Leases
Remainder of 2020	$27.0
2021	30.7
2022	28.0
2023	20.8
2024	18.0
Thereafter	107.5
Total future payments	232.0
Less: imputed interest	52.1
Recognized lease liability	$179.9

9.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 503 days, 545 days and 531 days, as of March 28, 2020, December 28, 2019 and March 30, 2019, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. The Company did not have any reclassifications during the quarters ended March 28, 2020 and March 30, 2019.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	March 28, 2020	December 28, 2019	March 30, 2019
Foreign exchange contracts:
Hedge contracts	$202.1	$246.3	$235.3
Non-hedge contracts	—	7.3	—
Interest rate swaps	335.2	355.8	162.5
Cross currency swap	79.8	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Financial assets:
Foreign exchange contracts - hedge	$6.6	$2.3	$7.0
Interest rate swaps	—	—	0.9
Financial liabilities:
Foreign exchange contracts - hedge	$—	$(1.8)	$(1.0)
Interest rate swaps	(9.7)	(1.8)	—
Cross currency swap	(1.9)	(3.0)	(5.1)

10.	STOCK-BASED COMPENSATION
The Company recognized compensation expense of $2.7 million and $6.6 million, and related income tax benefits of $0.5 million and $1.3 million, for grants under its stock-based compensation plans for the quarters ended March 28, 2020 and March 30, 2019, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the quarter ended March 28, 2020, the Company issued 493,420 restricted awards at a weighted average grant date fair value of $32.84 per award. During the quarter ended March 30, 2019, the Company issued 482,893 restricted awards at a weighted average grant date fair value of $34.81 per award.
During the quarter ended March 28, 2020, the Company issued 336,181 performance awards at a weighted average grant date fair value of $35.45 per award. During the quarter ended March 30, 2019, the Company issued 329,089 performance awards at a weighted average grant date fair value of $37.65 per award.

11.	RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Service cost pertaining to benefits earned during the period	$1.6	$1.4
Interest cost on projected benefit obligations	3.5	3.8
Expected return on pension assets	(4.6)	(4.4)
Net amortization loss	1.6	0.6
Net pension expense	$2.1	$1.4

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
The Company’s effective tax rates for the quarters ended March 28, 2020 and March 30, 2019 were (32.3)% and 13.2%, respectively. The decrease in the current year effective tax rate is driven by favorable discrete benefits related to stock compensation and a favorable settlement of an audit in a foreign jurisdiction. The effect of the discrete items on the current year effective tax rate was increased due to the reduction in pretax book income in the first quarter of 2020 compared to the first quarter of 2019.
The Company is subject to periodic audits by U.S. federal, state, local and non-U.S. tax authorities. Currently, the Company is undergoing routine periodic audits in both U.S. federal, state, local and non-U.S. tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015 in the majority of tax jurisdictions.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in AOCI during the quarters ended March 28, 2020 and March 30, 2019 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	2.4	1.3		—		3.7
Amounts reclassified from AOCI	—	(1.8)	(2)	0.6	(3)	(1.2)
Income tax expense (benefit)	—	0.2		(0.1)		0.1
Net reclassifications	—	(1.6)		0.5		(1.1)
Net current-period other comprehensive income (loss) (1)	2.4	(0.3)		0.5		2.6
Balance of AOCI as of March 30, 2019	$(50.6)	$0.6		$(35.7)		$(85.7)

Balance of AOCI as of December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(10.9)	1.1		—		(9.8)
Amounts reclassified from AOCI	—	(1.2)	(2)	1.6	(3)	0.4
Income tax expense (benefit)	—	0.3		(0.3)		—
Net reclassifications	—	(0.9)		1.3		0.4
Net current-period other comprehensive income (loss) (1)	(10.9)	0.2		1.3		(9.4)
Balance of AOCI as of March 28, 2020	$(58.5)	$(5.6)		$(47.4)		$(111.5)

(1)	Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)	Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.

(3)	Amounts reclassified are included in the computation of net pension expense.

14.	FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Financial assets:
Derivatives	$6.6	$2.3	$7.9
Financial liabilities:
Derivatives	$(11.6)	$(6.6)	$(6.1)

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

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Carrying value	$1,226.1	$798.4	$771.3
Fair value	1,228.0	817.6	782.2

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
On December 19, 2018, the Company filed a third-party complaint against 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action ("the 3M Action"). On June 20, 2019, the 3M Company filed a counterclaim against the Company in response to the 3M Action, seeking, among other things, contractual and common law indemnity and contribution under CERCLA and Part 201 of NREPA. On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by U.S. District Judge Janet T. Neff on February 19, 2020 (the “Consent Decree”). On February 20, 2020, the Company and the 3M Company entered into a settlement agreement resolving the 3M Action, under which 3M Company paid the Company a lump sum amount of $55.0 million during the first quarter of 2020.

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
Individual and Class Action Litigation
Individual lawsuits and three putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. 3M Company, which sold Scotchgard containing PFAS to the Company, has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (this suit collectively with the individual lawsuits and putative class action, the “Litigation Matters”).
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
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in the Company's defense and remediation efforts. No estimated recoveries from legacy insurance policies have been recognized.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Remediation liability at beginning of the year	$124.4	$22.6
Changes in estimate	—	—
Amounts paid	(8.0)	(2.3)
Remediation liability at the end of the quarter	$116.4	$20.3

The reserve balance as of March 28, 2020 includes $39.0 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $77.4 million expected to be paid over the course of up to 25 years, recorded in other liabilities.

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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to March 28, 2020 are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Minimum royalties	$0.9	$1.7	$1.8	$—	$—	$—
Minimum advertising	2.6	3.3	3.4	3.5	3.6	—

Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.5 million for the quarters ended March 28, 2020 and March 30, 2019, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.6 million and $0.4 million for the quarters ended March 28, 2020 and March 30, 2019, respectively.

16.	BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.

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

The reportable segments are engaged in designing, manufacturing, sourcing, marketing, licensing and distributing branded footwear, apparel and accessories. Revenue for the reportable segments includes revenue from the sale of branded footwear, apparel and accessories to third-party customers; revenue from third-party licensees and distributors; and revenue from the Company’s consumer-direct businesses.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as reorganization costs, environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The reportable segment managers all report directly to the chief operating decision maker.

Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Revenue:
Wolverine Michigan Group	$247.8	$302.7
Wolverine Boston Group	182.1	204.8
Other	9.4	15.9
Total	$439.3	$523.4
Operating profit (loss):
Wolverine Michigan Group	$43.1	$58.5
Wolverine Boston Group	18.8	32.0
Other	(0.1)	0.8
Corporate	(44.9)	(38.9)
Total	$16.9	$52.4

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Total assets:
Wolverine Michigan Group	$755.3	$773.8	$775.0
Wolverine Boston Group	1,351.5	1,354.8	1,365.0
Other	41.4	38.4	48.5
Corporate	605.5	313.0	162.8
Total	$2,753.7	$2,480.0	$2,351.3
Goodwill:
Wolverine Michigan Group	$143.3	$144.4	$144.3
Wolverine Boston Group	291.4	294.5	281.6
Total	$434.7	$438.9	$425.9

17.	BUSINESS ACQUISITIONS
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

The excess of the purchase price over the fair value of the net assets acquired, amounting to $12.0 million, was recorded as goodwill in the consolidated balance sheet and was assigned to the Wolverine Boston Group reportable segment. The goodwill that was recognized is attributable to the efficiencies to be gained by integrating operations with the Saucony® distribution business purchased from Sportlab. Other intangible assets acquired include order backlog, valued at $1.7 million, and customer relationship assets, valued at $11.2 million, which had estimated useful lives at the acquisition date of 7 months and 14 years, respectively.

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
The Company’s brands are marketed in approximately 170 countries and territories at March 28, 2020, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At March 28, 2020, the Company operated 94 retail stores in the U.S. and Canada and 37 consumer-direct eCommerce sites.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has had a negative effect on the global economy and on the Company's 2020 operating and financial results to date. The full financial effect of the COVID-19 pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken the following proactive and precautionary measures to mitigate known areas of risk and navigate the future environment:

•
To increase liquidity, the Company fully drew the borrowing capacity remaining under the Company’s $800 million revolving line of credit, delayed most capital projects, suspended share repurchases, implemented select employee furloughs and organizational changes, and compensation changes for the Company's management team, delayed or canceled certain future product purchases across its portfolio of brands, and took additional steps to reduce discretionary spending and other expenditures.

•
The Company temporarily closed all U.S. and Canada retail stores on March 17, 2020. The stores will remain closed until further notice. However, the Company’s distribution centers remain open and we continue to serve demand from retail customers and consumers through our direct on-line channels.

•
Due to the heightened uncertainty and recent volatility in the retail market relating to the potential impact of COVID-19 on the Company’s operations, including its duration and effect on overall customer demand, the Company announced withdrawal of its guidance for 2020 issued on February 25, 2020.

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company's financial results. The full nature and extent of the impact will depend on future developments, including, among other things; the continued spread and duration of the pandemic; the negative impact on global and regional economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; and how quickly the global economy and demand for the Company's products recovers after the pandemic subsides. The Company continues to monitor the situation closely and may implement further measures intended to improve liquidity.
2020 FINANCIAL OVERVIEW

•
Revenue was $439.3 million for the first quarter of 2020, representing decline of 16.1% compared to the first quarter of 2019. The change in revenue reflected a 18.1% decline from the Michigan Group and a 11.1% decline from the Boston Group. Changes in foreign exchange rates increased revenue by $2.6 million during the first quarter of 2020.

•	Gross margin was 41.4% in the first quarter of 2020 compared to 42.1% in the first quarter of 2019.

•	The effective tax rates in the first quarters of 2020 and 2019 were (32.3)% and 13.2%, respectively.

•	Diluted earnings per share for the first quarters of 2020 and 2019 were $0.16 per share and $0.43 per share, respectively.

•	The Company declared cash dividends of $0.10 per share in both the first quarters of 2020 and 2019.

•	The Company repurchased $21.0 million of shares in the first quarter of 2020 at an average price of $23.93 per share prior to the suspension of further share repurchases in March.

RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	March 28, 2020	March 30, 2019	Percent Change
Revenue	$439.3	$523.4	(16.1)%
Cost of goods sold	257.5	303.2	(15.1)
Gross profit	181.8	220.2	(17.4)
Selling, general and administrative expenses	156.1	164.0	(4.8)
Environmental and other related costs	8.8	3.8	131.6
Operating profit	16.9	52.4	(67.7)
Interest expense, net	7.8	6.9	13.0
Other income, net	(0.6)	(1.3)	53.8
Earnings before income taxes	9.7	46.8	(79.3)
Income tax expense (benefit)	(3.1)	6.2	(150.0)
Net earnings	12.8	40.6	(68.5)
Less: net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1	(300.0)
Net earnings attributable to Wolverine World Wide, Inc.	$13.0	$40.5	(67.9)%

Diluted earnings per share	$0.16	$0.43	(62.8)%
REVENUE
Revenue was $439.3 million for the first quarter of 2020, representing a decline of 16.1% compared to the first quarter of 2019. The change in revenue reflected an 18.1% decline from the Michigan Group and a 11.1% decline from the Boston Group. The Michigan Group’s revenue decline was driven by low-teens decline from Merrell®, high-twenties decline from Cat®, low-thirties decline from Chaco®, and a high-teens decline from Wolverine®. The Boston Group’s revenue decline was driven by a low-twenties decline for Sperry® and Kids’ and a low-teens decline for Keds®, partially offset by a low-teens increase for Saucony®. Changes in foreign exchange rates increased revenue by $2.6 million during the first quarter of 2020.
GROSS MARGIN
Gross margin was 41.4% in the first quarter of 2020 compared to 42.1% in the first quarter of 2019. The decline in the first quarter of 2020 resulted mostly from increased tariffs on inventory sourced from China (70 basis points).
OPERATING EXPENSES
Operating expenses decreased $2.9 million, from $167.8 million in the first quarter of 2019 to $164.9 million in the first quarter of 2020. The decrease was driven by lower employee incentive compensation costs ($8.8 million), lower product development costs ($1.8 million), lower advertising costs ($1.1 million), and lower distribution costs ($1.0 million), partially offset by higher environmental and other related costs ($5.0 million) and higher general and administrative costs ($4.8 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $7.8 million in the first quarter of 2020 compared to $6.9 million in the first quarter of 2019. Interest expense increased by $0.9 million during the first quarter of 2020 due to higher average debt balances in 2020.
Other income was $0.6 million in the first quarter of 2020, compared to $1.3 million in the first quarter of 2019. The decrease was driven by higher non-service pension costs ($0.5 million).
The effective tax rates in the first quarter of 2020 and 2019 were (32.3)% and 13.2%, respectively. The decrease in the current year effective tax rate is driven by favorable discrete benefits related to stock compensation and a favorable settlement of an audit in a foreign jurisdiction. The effect of the discrete items on the current year effective tax rate was increased due to the reduction in pretax book income in the first quarter of 2020 compared to the first quarter of 2019.

REPORTABLE SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.

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
The reportable segment results are as follows:

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019	Change	Percent Change
REVENUE
Wolverine Michigan Group	$247.8	$302.7	$(54.9)	(18.1)%
Wolverine Boston Group	182.1	204.8	(22.7)	(11.1)
Other	9.4	15.9	(6.5)	(40.9)
Total	$439.3	$523.4	$(84.1)	(16.1)%

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$43.1	$58.5	$(15.4)	(26.3)%
Wolverine Boston Group	18.8	32.0	(13.2)	(41.3)
Other	(0.1)	0.8	(0.9)	(112.5)
Corporate	(44.9)	(38.9)	(6.0)	(15.4)
Total	$16.9	$52.4	$(35.5)	(67.7)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue decreased $54.9 million, or 18.1%, in the first quarter compared to the first quarter of 2019. The revenue decrease included low-teens decline from Merrell®, high-twenties decline from Cat®, low-thirties decline from Chaco®, and a high-teens decline from Wolverine®. The Merrell® decline is due to decreases in all regions, except South America and closure of owned retail stores due to the COVID-19 pandemic, partially offset by eCommerce growth in the mid-twenties. The Cat® decline is due to decreases in North America, EMEA, and Latin America from the COVID-19 pandemic, partially offset by eCommerce growth in the mid-thirties. The Chaco® decrease is due to continued declines in its core Z-Sandals product and the impact of COVID-19 on the U.S. wholesale market, partially offset by growth in eCommerce in the high-twenties. The Wolverine® decline is due to the impact of COVID-19 on the U.S. wholesale market, partially offset by eCommerce growth in the low-twenties.
The Michigan Group’s operating profit declined $15.4 million in the first quarter compared to the first quarter of 2019. The operating profit decline was due to the revenue declines, partially offset by an $8.1 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses was due to declines in advertising and other discretionary spending.
Wolverine Boston Group
The Boston Group’s revenue decreased by $22.7 million, or 11.1%, during the first quarter compared to the first quarter of 2019. The revenue decrease was due to a low-twenties decline for Sperry® and Kids’ and a low-teens decline for Keds®, partially offset by a low-teens increase for Saucony®. The Sperry® decline is due impact of COVID-19 on the U.S. wholesale business and closure of retail stores. The Kids’ decline is due to lower demand in U.S. across all brands due to COVID-19, partially offset by eCommerce growth in the high-twenties. Keds® revenue declined due to lower revenue in the U.S. wholesale market and declines in the Asia Pacific region due to excess inventory with third-party distributors and the impact of the COVID-19 on the owned business in China, partially offset by eCommerce growth in the high-teens. The increase for Saucony® was due to the acquisition of the Saucony® distributor in Italy and eCommerce growth in the low-twenties, partially offset by lower demand in the U.S. wholesale market due to COVID-19.
The Boston Group’s operating profit decreased $13.2 million in the first quarter of 2020 compared to the first quarter of 2019. The operating profit decline was due to the revenue declines and a $3.5 million increase in selling, general and administrative costs due to the Saucony® Italy distributor acquisition and new Sperry® stores.
Other
The Other category’s revenue decreased $6.5 million, or 40.9%, in the first quarter of 2020 compared to the fist quarter of 2019. The decrease was due to a low-forties decline in the performance leathers business due to lower demand.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 28, 2020	December 28, 2019	March 30, 2019
Cash and cash equivalents	$472.6	$180.6	$80.6
Debt	1,226.1	798.4	771.3
Available revolving credit facility (1)	4.3	434.3	471.7

(1)	Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Quarter Ended
(In millions)	March 28, 2020	March 30, 2019
Net cash used in operating activities	$(76.6)	$(132.4)
Net cash used in investing activities	(9.3)	(7.9)
Net cash provided by financing activities	379.3	77.5
Additions to property, plant and equipment	3.6	7.8
Depreciation and amortization	7.8	7.2
Liquidity
Cash and cash equivalents of $472.6 million as of March 28, 2020 were $392.0 million higher compared to March 30, 2019. The increase is due primarily to increased net borrowings under the Credit Agreement of $454.0 million and cash provided by operating activities during the previous four quarters of $278.4 million, partially offset by share repurchases of $237.1 million, increased investing activity of $62.9 million and cash dividends paid of $34.7 million. The Company had $4.3 million of borrowing capacity available under the Revolving Credit Facility as of March 28, 2020. Cash and cash equivalents located in foreign jurisdictions totaled $86.6 million as of March 28, 2020.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to reduce debt.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of March 28, 2020, the Company had a reserve of $116.4 million, of which $39.0 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $77.4 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

There is significant uncertainty regarding the future impact of the COVID-19 pandemic on the Company’s statement of operations and cash flows. The actions the Company has taken and continues to take to improve the Company’s liquidity are discussed above in this Item 2. The Company may pursue additional sources of liquidity, including seeking additional debt financing.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2020, an increase in net working capital represented a use of cash of $144.8 million. Working capital balances were unfavorably impacted by a decrease in accounts payable of $64.0 million, an increase in inventories of $61.0 million, and a decrease in other operating liabilities of $28.0 million, partially offset by a decrease in accounts receivable of $4.1 million and an increase in income taxes payable of $2.7 million. The increase in inventory is due primarily to the Company’s revenue decline from COVID-19. Operating cash flows were favorably impacted by Environmental and other related costs, net of cash payments and recoveries received of $49.6 million.
Investing Activities
The Company made capital expenditures of $3.6 million and $7.8 million in the first quarter of 2020 and 2019, respectively, for building improvements, new retail stores and information system enhancements. During the first quarter of 2020, the Company made contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition. See Note 17 for additional information regarding the acquisition.
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
As of March 28, 2020, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at March 28, 2020 totaled $1,226.1 million compared to $798.4 million at December 28, 2019. The Company expects to use the proceeds of the borrowing under the Revolving Credit Facility for working capital and general corporate purposes. The increased cash position resulting from incremental borrowings under the Credit Agreement allow for greater financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
The Company repurchased $21.0 million and $103.1 million of shares in the first quarter of 2020 and 2019, respectively. The Company may purchase up to an additional $487.4 million of shares under its existing common stock repurchase program that expires in 2023. The Company also paid $19.7 million in the first quarter of 2020 in connection with shares or units withheld to pay employee taxes related to stock incentive plans.
The Company declared a cash dividend of $0.10 per share in the first quarter of 2020 and 2019, respectively, or $8.2 million and $9.0 million, respectively. A quarterly dividend of $0.10 per share was declared on February 5, 2020 to shareholders of record on April 1, 2020.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported and for information regarding our critical accounting policies refer to Management Discussion and Analysis of Financial Conditions

and Results of Operations in the 2019 Form 10-K and Note 5, Goodwill and indefinite-lived intangibles for discussion regarding the valuation of goodwill and indefinite-lived intangible assets. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of March 28, 2020 and March 30, 2019, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $202.1 million and $235.3 million, respectively, with maturities ranging up to 503 and 531 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of March 28, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $10.9 million from their value as of December 28, 2019. As of March 30, 2019, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $2.4 million from their value at December 29, 2018. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of March 28, 2020, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of March 28, 2020, the Company’s total variable-rate debt was $980.0 million and the Company held two interest rate swap agreements, denominated in U.S. dollars, that effectively converted $335.2 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

ITEM 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, except for the risk factors included below:
The COVID-19 pandemic has had an adverse effect on the Company’s operations and financial results, and such impact could worsen and last for an unknown period of time.

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets both globally and in the United States. This has led to a decline in discretionary spending by consumers and, in turn, a negative effect on the Company’s financial condition and results of operations. The extent to which the COVID-19 pandemic impacts the Company’s business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors outside of our control that we cannot currently fully predict or assess, the duration and scope of the pandemic and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; actions governments, businesses and individuals may take in response to the pandemic. The timing of recovery after the pandemic is also uncertain. The Company’s business could be materially adversely affected by several factors related to the COVID-19 pandemic, including, but not limited to:

•
The inability of our employees, suppliers, and other business providers to carry out tasks at ordinary levels of performance as a result of measures taken by governmental authorities to limit the spread of COVID-19.

•	Retail store closures and, after stores re-open, reduced store hours and decreased retail traffic resulting from social distancing restrictions.

•	Negative effects on consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.

•	Wholesale and distributor customer order cancellations resulting from lower consumer demand.

•	Decline in the performance or financial condition of major wholesale customers as a result of retail store closures, bankruptcy, or liquidation.

•
Disruption to the operations of the Company’s distribution centers and our third-party manufacturers because of facility closures, reductions in operating hours, labor or material shortages, travel limitations or mass transit disruptions.

•	Additional expenses related to mitigating the pandemic’s impact on regular operations.

•	Increased cyber security risk due to the increase in the number of employees working remotely.

The disruption to the global economy and to our business may lead to triggering events that may indicate that the carrying value of certain assets, such as long-lived assets, intangibles and goodwill, may not be recoverable. Any related non-cash impairment charges will adversely affect our results of operations.

COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider presenting significant risks to our operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (December 29, 2019 to February 1, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$508,440,465
Employee Transactions(2)	188,842	$33.74	—
Period 2 (February 2, 2020 to February 29, 2020)
Common Stock Repurchase Program(1)	147,659	$27.09	147,659	$504,440,487
Employee Transactions(2)	555,278	$32.43	—
Period 3 (March 1, 2020 to March 28, 2020)
Common Stock Repurchase Program(1)	729,965	$23.29	729,965	$487,440,708
Employee Transactions(2)	—	$—	—
Total for the first Quarter Ended March 28, 2020
Common Stock Repurchase Program(1)	877,624	$23.93	877,624	$487,440,708
Employee Transactions(2)	744,120	$32.76	—

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

ITEM 6.	Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

10.1	2020 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Agreement (2020 - 2022 performance period).*

10.3	Separation and Release Agreement between Wolverine World Wide, inc. and Todd Spaletto, dated as of April 15, 2020.

10.4	2020 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

April 29, 2020	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

April 29, 2020	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)