Form 10-Q
period 2020-06-27
WOLVERINE WORLD WIDE INC /DE/
filed 2020-08-06
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 81,877,131 shares of common stock, $1 par value, outstanding as of July 27, 2020.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. Such forward-looking statements include, for example, statements about the future impact of the COVID-19 pandemic on the Company. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
•the effects of the COVID-19 pandemic on the Company’s business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that the Company cannot currently fully predict or assess, including: the duration and scope of the pandemic, the negative impact on global and regional markets, economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; actions that governments, businesses and individuals may take in response to the pandemic; and the effects of the pandemic, including all of the foregoing, on the Company's manufacturers, distributors, suppliers, joint venture partners, wholesale customers, and other counterparties. The timing and scope of recovery after the pandemic is also uncertain;
•changes in general economic conditions, employment rates, business conditions, interest rates, tax policies and other factors affecting consumer spending in the markets and regions in which the Company’s products are sold;
•the inability for any reason to effectively compete in global footwear, apparel and consumer-direct markets;
•the inability to maintain positive brand images and anticipate, understand and respond to changing footwear and apparel trends and consumer preferences;
•the inability to effectively manage inventory levels;
•increases or changes in duties, tariffs, quotas or applicable assessments in countries of import and export;
•foreign currency exchange rate fluctuations;
•currency restrictions;
•capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;
•the cost and availability of raw materials, inventories, services and labor for contract manufacturers;
•labor disruptions;
•changes in relationships with, including the loss of, significant wholesale customers;
•risks related to the significant investment in, and performance of, the Company’s consumer-direct operations;
•risks related to expansion into new markets and complementary product categories as well as consumer-direct operations;
•the impact of seasonality and unpredictable weather conditions;
•changes in general economic conditions and/or the credit markets on the Company’s manufacturers, distributors, suppliers and retailers;
•changes in the Company’s effective tax rates;
•failure of licensees or distributors to meet planned annual sales goals or to make timely payments to the Company;
•the risks of doing business in developing countries and politically or economically volatile areas;
•the ability to secure and protect owned intellectual property or use licensed intellectual property;
•the impact of regulation, regulatory and legal proceedings and legal compliance risks, including compliance with federal, state and local laws and regulations relating to the protection of the environment, environmental remediation and other related costs, and litigation or other legal proceedings relating to the protection of the environment or environmental effects on human health;
•risks of breach of the Company’s databases or other systems, or those of its vendors, which contain certain personal information, payment card data or proprietary information, due to cyberattack or other similar event;
•problems affecting the Company’s distribution system, including service interruptions at shipping and receiving ports;

•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, and implementing new initiatives and ventures;
•the risk of impairment to goodwill and other intangibles;
•the success of the Company’s restructuring and realignment initiatives undertaken from time to time; and
•changes in future pension funding requirements and pension expenses.
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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$349.1	$568.6	$788.4	$1,092.0
Cost of goods sold	201.9	338.2	459.4	641.4
Gross profit	147.2	230.4	329.0	450.6
Selling, general and administrative expenses	143.6	168.7	299.7	332.7
Environmental and other related costs, net of recoveries	(3.9)	6.2	4.9	10.0
Operating profit	7.5	55.5	24.4	107.9
Other expenses:
Interest expense, net	10.5	6.7	18.3	13.6
Debt extinguishment and other costs	0.2	—	0.2	—
Other income, net	(1.7)	(1.0)	(2.3)	(2.3)
Total other expenses	9.0	5.7	16.2	11.3
Earnings (loss) before income taxes	(1.5)	49.8	8.2	96.6
Income tax expense (benefit)	0.4	9.6	(2.7)	15.8
Net earnings (loss)	$(1.9)	$40.2	10.9	80.8
Less: net earnings (loss) attributable to noncontrolling interests	(0.3)	—	(0.5)	0.1
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(1.6)	$40.2	$11.4	$80.7

Net earnings (loss) per share (see Note 3):
Basic	$(0.02)	$0.45	$0.14	$0.89
Diluted	$(0.02)	$0.45	$0.14	$0.88

Comprehensive income (loss)	$(1.8)	$39.8	$0.4	$83.2
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.2)	(0.1)	(1.6)	0.2
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(1.6)	$39.9	$2.0	$83.0

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	June 27, 2020	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$422.6	$180.6	$116.5
Accounts receivable, less allowances of $38.2, $26.7 and $25.6	263.8	331.2	363.7
Inventories:
Finished products, net	376.5	342.0	397.0
Raw materials and work-in-process, net	10.0	6.2	9.5
Total inventories	386.5	348.2	406.5
Prepaid expenses and other current assets	45.7	107.1	42.6
Total current assets	1,118.6	967.1	929.3
Property, plant and equipment:
Gross cost	327.7	325.0	392.2
Accumulated depreciation	(192.8)	(184.0)	(254.0)
Property, plant and equipment, net	134.9	141.0	138.2
Lease right-of-use assets, net	152.4	160.8	157.8
Other assets:
Goodwill	435.6	438.9	438.5
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	75.1	77.8	82.0
Deferred income taxes	2.4	2.9	3.2
Other	65.9	87.0	89.4
Total other assets	1,183.5	1,211.1	1,217.6
Total assets	$2,589.4	$2,480.0	$2,442.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	June 27, 2020	December 28, 2019	June 29, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154.9	$202.1	$212.7
Accrued salaries and wages	11.6	20.8	18.1
Other accrued liabilities	163.9	157.9	105.3
Lease liabilities	37.5	34.1	30.8
Current maturities of long-term debt	183.5	12.5	10.0
Borrowings under revolving credit agreements	125.0	360.0	368.0
Total current liabilities	676.4	787.4	744.9
Long-term debt, less current maturities	715.9	425.9	433.0
Accrued pension liabilities	109.4	109.7	92.2
Deferred income taxes	86.0	99.0	111.2
Lease liabilities, noncurrent	139.2	147.2	146.0
Other liabilities	126.6	132.4	60.4
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 110,006,517, 108,329,250 and 107,997,808 shares issued	110.0	108.3	108.0
Additional paid-in capital	227.1	233.4	213.2
Retained earnings	1,258.3	1,263.3	1,232.8
Accumulated other comprehensive loss	(111.5)	(102.1)	(86.0)
Cost of shares in treasury; 28,146,537, 27,181,512 and 22,741,032 shares	(759.9)	(736.2)	(624.3)
Total Wolverine World Wide, Inc. stockholders’ equity	724.0	766.7	843.7
Noncontrolling interest	11.9	11.7	11.5
Total stockholders’ equity	735.9	778.4	855.2
Total liabilities and stockholders’ equity	$2,589.4	$2,480.0	$2,442.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net earnings	$10.9	$80.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.4	15.0
Deferred income taxes	(13.4)	(1.2)
Stock-based compensation expense	10.2	10.2
Pension and SERP expense	4.3	2.8
Debt extinguishment costs	0.2	—
Environmental and other related costs, net of cash payments and recoveries received	34.2	(3.5)
Other	4.3	(9.4)
Changes in operating assets and liabilities:
Accounts receivable	64.5	(3.9)
Inventories	(41.0)	(81.1)
Other operating assets	6.3	3.6
Accounts payable	(45.9)	10.2
Income taxes payable	3.5	(0.3)
Other operating liabilities	(14.5)	(19.3)
Net cash provided by operating activities	39.0	3.9
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(5.5)	(15.1)
Additions to property, plant and equipment	(6.6)	(18.3)
Investment in joint ventures	(3.5)	(8.5)
Proceeds from company-owned life insurance policy liquidations	25.6	—
Other	(0.8)	(0.5)
Net cash provided by (used in) investing activities	9.2	(42.4)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(773.0)	(142.0)
Borrowings under revolving credit agreements	538.0	385.0
Proceeds from company-owned life insurance policies	24.5	—
Borrowings of long-term debt	471.0	—
Payments on long-term debt	(5.0)	(2.5)
Payments of debt issuance costs	(6.4)	(0.3)
Cash dividends paid	(17.0)	(16.8)
Purchases of common stock for treasury	(21.0)	(207.4)
Employee taxes paid under stock-based compensation plans	(19.9)	(16.5)
Proceeds from the exercise of stock options	2.1	5.8
Contributions from noncontrolling interests	1.8	5.7
Net cash provided by financing activities	195.1	11.0
Effect of foreign exchange rate changes	(1.3)	0.9
Increase (decrease) in cash and cash equivalents	242.0	(26.6)
Cash and cash equivalents at beginning of the year	180.6	143.1
Cash and cash equivalents at end of the quarter	$422.6	$116.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at March 30, 2019	$107.9	$208.0	$1,201.2	$(85.7)	$(520.0)	$5.9	$917.3
Net earnings			40.2			—	40.2
Other comprehensive loss				(0.3)		(0.1)	(0.4)
Shares forfeited, net of shares issued under stock incentive plans (29,962 shares)	—	(0.1)					(0.1)
Shares issued for stock options exercised, net (86,790 shares)	0.1	1.6					1.7
Stock-based compensation expense		3.6					3.6
Cash dividends declared ($0.10 per share)			(8.6)				(8.6)
Issuance of treasury shares (2,062 shares)		0.1			0.1		0.2
Purchase of common stock for treasury (3,589,131 shares)					(104.3)		(104.3)
Purchases of shares under employee stock plans (1,579 shares)					(0.1)		(0.1)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at June 29, 2019	$108.0	$213.2	$1,232.8	$(86.0)	$(624.3)	$11.5	$855.2

Balance at March 28, 2020	$109.2	$219.8	$1,268.1	$(111.5)	$(760.0)	$10.3	$735.9
Net loss			(1.6)			(0.3)	(1.9)
Other comprehensive income				—		0.1	0.1
Shares issued, net of shares forfeited under stock incentive plans (757,617 shares)	0.8	(0.9)					(0.1)
Shares issued for stock options exercised, net (40,068 shares)	—	0.7					0.7
Stock-based compensation expense		7.5					7.5
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Issuance of treasury shares (1,701 shares)		—			0.1		0.1
Capital contribution from noncontrolling interest						1.8	1.8
Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			80.7			0.1	80.8
Other comprehensive income				2.3		0.1	2.4
Shares issues, net of shares forfeited under stock incentive plans (38,505 shares)	—	(3.9)					(3.9)
Shares issued for stock options exercised, net (350,097 shares)	0.4	5.4					5.8
Stock-based compensation expense		10.2					10.2
Cash dividends declared ($0.20 per share)			(17.6)				(17.6)
Issuance of treasury shares (4,000 shares)		0.1			0.1		0.2
Purchase of common stock for treasury (6,480,892 shares)					(207.4)		(207.4)
Purchases of shares under stock-based compensation plans (358,459 shares)					(12.6)		(12.6)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at June 29, 2019	$108.0	$213.2	$1,232.8	$(86.0)	$(624.3)	$11.5	$855.2

Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net earnings (loss)			11.4			(0.5)	10.9
Other comprehensive loss				(9.4)		(1.1)	(10.5)
Shares issued, net of shares forfeited under stock incentive plans (1,485,553 shares)	1.5	(18.5)					(17.0)
Shares issued for stock options exercised, net (191,714 shares)	0.2	2.0					2.2
Stock-based compensation expense		10.2					10.2
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (2,768 shares)					0.1		0.1
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (90,169 shares)					(2.8)		(2.8)
Capital contribution from noncontrolling interest						1.8	1.8
Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended June 27, 2020 and June 29, 2019
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

2.NEW ACCOUNTING STANDARDS
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

The Company adopted ASU 2016-13 at the beginning of the first quarter on a prospective basis. The Company adjusted its business policies and processes relating to the measurement of allowances for credit losses to consider reasonable and supportable information to determine expected credit losses on accounts receivable. The adoption of the ASU did not have a material effect on the consolidated financial statements.

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
The Company adopted the ASU at the beginning of the first quarter on a prospective basis. The adoption of the ASU did not have a significant impact on the Company’s financial statements and all prospective impairment tests will be completed under this standard.

3.EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(1.6)	$40.2	$11.4	$80.7
Adjustment for earnings allocated to non-vested restricted common stock	(0.2)	(0.8)	(0.4)	(1.6)
Net earnings (loss) used in calculating basic earnings per share	(1.8)	39.4	11.0	79.1
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	—	0.1
Net earnings (loss) used in calculating basic and diluted earnings per share	$(1.8)	$39.4	$11.0	$79.2
Denominator:
Weighted average shares outstanding	81.7	87.4	81.6	89.2
Adjustment for non-vested restricted common stock	(0.8)	(0.5)	(0.6)	(0.8)
Shares used in calculating basic earnings per share	80.9	86.9	81.0	88.4
Effect of dilutive stock options	—	1.4	0.5	1.7
Shares used in calculating diluted earnings per share	80.9	88.3	81.5	90.1
Net earnings (loss) per share:
Basic	$(0.02)	$0.45	$0.14	$0.89
Diluted	$(0.02)	$0.45	$0.14	$0.88
For the quarter and year-to-date ended June 27, 2020, 1,955,425 and 1,183,907 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended June 29, 2019, 134,549 and 38,932 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019
Goodwill balance at beginning of the year	$438.9	$424.4
Acquisition of a business (see Note 17)	—	12.0
Foreign currency translation effects	(3.3)	2.1
Goodwill balance at end of the quarter	$435.6	$438.5
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of June 27, 2020, December 28, 2019 and June 29, 2019. The carrying value of the Company’s Sperry® trade name was $518.2 million as of June 27, 2020. Based on the interim impairment assessment as of June 27, 2020, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® were to decline in future periods compared to current projections, or if further deterioration of macroeconomic conditions due to the COVID-19 pandemic adversely affect the value of the Company’s Sperry® trade name and goodwill balances, the Company may need to record a non-cash impairment charge. We continue to monitor the effects of the COVID-19 pandemic, and actions taken by governments, businesses and individuals in response to the pandemic, on the global economy to assess the outlook for demand for our products and the impact on our business and financial performance.
5.ACCOUNTS RECEIVABLE
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
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended	Year-To-Date Ended
(In millions)	June 27, 2020
Accounts receivable sold	$—	$14.1
Fees charged	—	0.1
The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. There were no amounts outstanding under this program as of June 27, 2020 and June 29, 2019, respectively.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $27.9 million of remaining fixed transaction price under its license agreements as of June 27, 2020, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
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

	Quarter Ended June 27, 2020			Quarter Ended June 29, 2019
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$149.0	$68.4	$217.4	$277.3	$40.9	$318.2
Wolverine Boston Group	74.5	48.0	122.5	191.7	39.0	230.7
Other	8.8	0.4	9.2	18.4	1.3	19.7
Total	$232.3	$116.8	$349.1	$487.4	$81.2	$568.6

	Year-To-Date Ended June 27, 2020			Year-To-Date Ended June 29, 2019
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$363.3	$101.9	$465.2	$549.6	$71.3	$620.9
Wolverine Boston Group	223.6	81.0	304.6	367.2	68.3	435.5
Other	17.5	1.1	18.6	33.4	2.2	35.6
Total	$604.4	$184.0	$788.4	$950.2	$141.8	$1,092.0

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
The Company’s contract balances are as follows:

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Product returns reserve	$11.8	$11.4	$10.5
Customer markdowns reserve	5.7	4.4	4.8
Other sales incentives reserve	3.4	2.3	1.9
Customer rebates liability	11.0	12.0	10.2
Customer advances liability	5.8	7.2	4.1
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Term Loan A, due December 6, 2023	$187.5	$192.5	$197.5
Incremental Term Loan, due May 4, 2021	171.0	—	—
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	300.0	—	—
Borrowings under revolving credit agreements	125.0	360.0	368.0
Unamortized deferred financing costs	(9.1)	(4.1)	(4.5)
Total debt	$1,024.4	$798.4	$811.0
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility that was most recently amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of incremental term loan (the “Incremental Term Loan”). The Incremental Term Loan will mature on May 4, 2021 and bear interest at a rate equal either to (i) the applicable base rate plus 1.250% or (ii) LIBOR plus 2.250%. The Amended Senior Credit Facility also included a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due under Term Loan A and the Incremental Term Loan over the next 12 months total $183.5 million as of June 27, 2020 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Amended Senior Credit Facility. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $5.8 million, $5.7 million and $3.9 million as of June 27, 2020, December 28, 2019 and June 29, 2019, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Amended Senior Credit Facility). The Company has two interest rate swap arrangements that reduce the Company’s exposure to fluctuations in interest rates on its variable rate debt. At June 27, 2020, Term Loan A and the Incremental Term Loan had a weighted-average interest rate of 3.27% and the Revolving Credit Facility had a weighted-average interest rate of 3.34%.
The obligations of the Company pursuant to the Amended Senior Credit Facility are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of June 27, 2020, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
On May 11, 2020 the Company issued $300.0 million aggregate principal amount of 6.375% Senior Notes due on May 15, 2025. Related interest payments are due semi-annually beginning on November 15, 2020. These senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026. These senior notes bear interest at 5.00% with the related interest payments due semi-annually and are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of June 27, 2020, December 28, 2019 and June 29, 2019.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.1 million for the quarter and year-to-date ended June 27, 2020, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $0.8 million for the quarter and year-to-date ended June 29, 2019, respectively.
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

The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$8.1	$8.2	$16.3	$16.2
Variable lease cost	2.7	3.8	6.1	7.3
Short-term lease cost	0.2	0.4	0.5	0.6
Sublease income	(1.1)	(0.9)	(2.3)	(1.9)
Total lease cost	$9.9	$11.5	$20.6	$22.2
Future undiscounted cash flows for operating leases for the fiscal periods subsequent to June 27, 2020 are as follows:

(In millions)	Operating Leases
Remainder of 2020	$21.5
2021	30.8
2022	28.1
2023	21.0
2024	18.1
Thereafter	107.6
Total future payments	227.1
Less: imputed interest	50.4
Recognized lease liability	$176.7
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 412 days, 545 days and 468 days, as of June 27, 2020, December 28, 2019 and June 29, 2019, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. During the quarter ended June 27, 2020, the Company reclassified $1.3 million to other income for foreign currency contracts that were no longer deemed highly effective.
The Company also utilizes foreign currency contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	June 27, 2020	December 28, 2019	June 29, 2019
Foreign exchange contracts:
Hedge contracts	$161.1	$246.3	$238.1
Non-hedge contracts	—	7.3	8.5
Interest rate swaps	314.6	355.8	141.9
Cross currency swap	79.8	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Financial assets:
Foreign exchange contracts - hedge	$4.1	$2.3	$4.3
Financial liabilities:
Foreign exchange contracts - hedge	$(0.1)	$(1.8)	$(0.1)
Interest rate swaps	(9.8)	(1.8)	(0.2)
Cross currency swap	(1.9)	(3.0)	(5.3)
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $7.5 million and $10.2 million, and related income tax benefits of $1.5 million and $2.0 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 27,2020, respectively. The Company recognized compensation expense of $3.6 million and $10.2 million, and related income tax benefits of $0.7 million and $2.0 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 29, 2019, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the year-to-date ended June 27, 2020, the Company issued 1,325,475 restricted awards at a weighted average grant date fair value of $22.28 per award. During the year-to-date ended June 29, 2019, the Company issued 531,383 restricted awards at a weighted average grant date fair value of $35.01 per award.
During the year-to-date ended June 27, 2020, the Company issued 346,584 performance awards at a weighted average grant date fair value of $35.02 per award. During the year-to-date ended June 29, 2019, the Company issued 329,089 performance awards at a weighted average grant date fair value of $37.65 per award.

11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost pertaining to benefits earned during the period	$1.6	$1.4	$3.2	$2.8
Interest cost on projected benefit obligations	3.6	3.8	7.1	7.6
Expected return on pension assets	(4.7)	(4.5)	(9.3)	(8.9)
Net amortization loss	1.7	0.7	3.3	1.3
Net pension expense	$2.2	$1.4	$4.3	$2.8
The non-service cost components of net pension expense is recorded in the Other income, net line item on the consolidated condensed statements of operations and comprehensive income.
12.INCOME TAXES
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
The Company’s effective tax rates for the quarter and year-to-date ended June 27, 2020 were (28.3)% and (33.0)%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended June 29, 2019 were 19.4% and 16.4%, respectively. The change in effective tax rate is driven by a decrease of pretax book income in the Company's material tax jurisdictions as a result of the global COVID-19 pandemic.
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
13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in AOCI during the quarters ended June 27, 2020 and June 29, 2019 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of March 30, 2019	$(50.6)	$0.6		$(35.7)		$(85.7)
Other comprehensive income (loss) before reclassifications (1)	2.6	(2.1)		—		0.5
Amounts reclassified from AOCI	—	(1.7)	(2)	0.7	(3)	(1.0)
Income tax expense (benefit)	—	0.4		(0.2)		0.2
Net reclassifications	—	(1.3)		0.5		(0.8)
Net current-period other comprehensive income (loss) (1)	2.6	(3.4)		0.5		(0.3)
Balance of AOCI as of June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)

Balance of AOCI as of March 28, 2020	$(58.5)	$(5.6)		$(47.4)		$(111.5)
Other comprehensive income (loss) before reclassifications (1)	2.6	(1.8)		—		0.8
Amounts reclassified from AOCI	—	(2.4)	(2)	1.7	(3)	(0.7)
Income tax expense (benefit)	—	0.3		(0.4)		(0.1)
Net reclassifications	—	(2.1)		1.3		(0.8)
Net current-period other comprehensive income (loss) (1)	2.6	(3.9)		1.3		—
Balance of AOCI as of June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.
The change in AOCI during the year-to-dates ended June 27, 2020 and June 29, 2019 is as follows:

(In millions)	Foreign currency translation adjustments	Derivatives		Pension adjustments		Total
Balance of AOCI as of December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	5.0	(0.8)		—		4.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.5)	(2)	1.3	(3)	(2.2)
Income tax expense (benefit)	—	0.6		(0.3)		0.3
Net reclassifications	—	(2.9)		1.0		(1.9)
Net current-period other comprehensive income (loss) (1)	5.0	(3.7)		1.0		2.3
Balance of AOCI as of June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)

Balance of AOCI as of December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(8.3)	(0.7)		—		(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	(2)	3.3	(3)	(0.3)
Income tax expense (benefit)	—	0.6		(0.7)		(0.1)
Net reclassifications	—	(3.0)		2.6		(0.4)
Net current-period other comprehensive income (loss) (1)	(8.3)	(3.7)		2.6		(9.4)
Balance of AOCI as of June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.

(2)Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps and the cross-currency swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.
14.FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Financial assets:
Derivatives	$4.1	$2.3	$4.3
Financial liabilities:
Derivatives	$(11.8)	$(6.6)	$(5.6)
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

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Carrying value	$1,024.4	$798.4	$811.0
Fair value	1,062.4	817.6	828.9
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
15.LITIGATION AND CONTINGENCIES
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
The United States Centers for Disease Control and Prevention has concluded that studies of the health effects of PFOA and PFOS are “inconsistent and inconclusive,” but in May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion (“ppt”) combined for PFOA and PFOS. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On April 22, 2019, the MDEQ was reorganized into the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”). On August 3, 2020 Michigan drinking water standards became effective for PFOA, PFOS, PFNA, PFHxA, PFHxS, PFBS, and HFPO-DA.
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
Under the Consent Decree, the Company will pay to extend Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Consent Decree also obligates the Company to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to the assess the presence of PFAS in area groundwater. The Company’s activities under the Consent Decree are not materially impacted by the drinking water standards that became effective on August 3, 2020.
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a). The effective date of the Order was February 1, 2018. The Order pertained to the Company's Tannery and House Street sites and directed the Company to conduct specified removal actions, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed almost all of these activities related to the AOC, and will complete the remaining activities in 2020 pursuant to approved work plans.
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
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in the Company's defense and remediation efforts. During the second quarter of 2020, the Company recognized $5.8 million in recoveries from legacy insurance policies. The recoveries resulted from interim payment agreements reached with the insurers and are pending final resolution of the lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019
Remediation liability at beginning of the year	$124.4	$22.6
Changes in estimate	—	—
Amounts paid	(17.7)	(5.3)
Remediation liability at the end of the quarter	$106.7	$17.3
The reserve balance as of June 27, 2020 includes $34.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $72.2 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to June 27, 2020 are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Minimum royalties	$0.5	$1.7	$1.8	$—	$—	$—
Minimum advertising	2.2	3.3	3.4	3.5	3.6	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.8 million for the quarter and year-to-date ended June 27, 2020, respectively. For the quarter and year-to-date ended June 29, 2019, the Company incurred royalty expense in accordance with these agreements of $0.5 million and $1.0 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.4 million and $1.0 million for the quarter and year-to-date ended June 27, 2020, respectively. For the quarter and year-to-date ended June 29, 2019, the Company incurred advertising expense in accordance with these agreements of $1.5 million and $1.9 million, respectively.
16.BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids’ footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
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

	Quarter Ended		Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Wolverine Michigan Group	$217.4	$318.2	$465.2	$620.9
Wolverine Boston Group	122.5	230.7	304.6	435.5
Other	9.2	19.7	18.6	35.6
Total	$349.1	$568.6	$788.4	$1,092.0
Operating profit (loss):
Wolverine Michigan Group	$38.4	$59.3	$81.5	$117.8
Wolverine Boston Group	8.6	37.2	27.4	69.2
Other	0.4	1.5	0.3	2.3
Corporate	(39.9)	(42.5)	(84.8)	(81.4)
Total	$7.5	$55.5	$24.4	$107.9

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Total assets:
Wolverine Michigan Group	$714.4	$773.8	$774.9
Wolverine Boston Group	1,307.0	1,354.8	1,426.2
Other	37.0	38.4	43.6
Corporate	531.0	313.0	198.2
Total	$2,589.4	$2,480.0	$2,442.9
Goodwill:
Wolverine Michigan Group	$143.2	$144.4	$143.8
Wolverine Boston Group	292.4	294.5	294.7
Total	$435.6	$438.9	$438.5
17.BUSINESS ACQUISITIONS
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
The Company’s brands are marketed in approximately 170 countries and territories at June 27, 2020, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At June 27, 2020, the Company operated 92 retail stores in the U.S. and Canada and 36 consumer-direct eCommerce sites.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has had a negative effect on the global economy and on the Company’s 2020 operating and financial results to date. The full financial effects of the COVID-19 pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken the following proactive and precautionary measures to mitigate known areas of risk and navigate the future environment:
•To increase liquidity and flexibility of the Company’s capital structure, the Company borrowed $171 million in incremental 364-day term loan under its senior credit facility and sold $300 million of 6.375% Senior Notes (refer to Note 7, “Debt”), delayed most capital projects, suspended share repurchases, implemented select employee furloughs and organizational changes, compensation changes for the Company's management team and Board of Directors, delayed or canceled certain future product purchases across its portfolio of brands, initiated conversations with landlords to seek lease concessions, and took additional steps to reduce discretionary spending and other expenditures.
•The Company temporarily closed all U.S. and Canada retail stores on March 17, 2020. Stores began reopening in May under a phased approach and as of the end of the second quarter all stores had reopened with newly instituted health and safety protocols for customers and employees following regulatory guidance and protocols promulgated and health authorities and government officials. During the period stores were closed, the Company’s distribution centers remained open and the Company’s direct on-line channels continued to serve customer demand.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company’s financial results. The full nature and extent of the impact will depend on future developments, including, among other things; the continued spread and duration of the pandemic; the negative impact on global and regional economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on the Company’s manufacturers, distributors, suppliers, joint venture partners, wholesale customers and other counterparties, and how quickly the global economy and demand for the Company's products recovers after the pandemic subsides. The Company continues to monitor the situation closely.
2020 FINANCIAL OVERVIEW
•Revenue was $349.1 million for the second quarter of 2020, representing a decline of 38.6% compared to the second quarter of 2019. The change in revenue reflected a 31.7% decline from the Michigan Group and a 46.9% decline from the Boston Group. Changes in foreign exchange rates decreased revenue by $2.0 million during the second quarter of 2020. Owned eCommerce revenue increased during the second quarter of 2020 by 96.0% compared to the second quarter of 2019.
•Gross margin was 42.2% in the second quarter of 2020 compared to 40.5% in the second quarter of 2019.
•The effective tax rates in the second quarters of 2020 and 2019 were (28.3)% and 19.4%, respectively.
•Diluted earnings (loss) per share for the second quarters of 2020 and 2019 were $(0.02) per share and $0.45 per share, respectively.
•The Company declared cash dividends of $0.10 per share in both the second quarters of 2020 and 2019.

•Cash flow provided by operating activities was $39.0 million and $3.9 million for the first two quarters of 2020 and 2019, respectively, and was $115.6 million and $136.3 million for the second quarter of 2020 and 2019, respectively.
•Compared to the second quarter of 2019, inventory decreased $20.0 million, or 4.9%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	June 27, 2020	June 29, 2019	Percent Change	June 27, 2020	June 29, 2019	Percent Change
Revenue	$349.1	$568.6	(38.6)%	$788.4	$1,092.0	(27.8)%
Cost of goods sold	201.9	338.2	(40.3)	459.4	641.4	(28.4)
Gross profit	147.2	230.4	(36.1)	329.0	450.6	(27.0)
Selling, general and administrative expenses	143.6	168.7	(14.9)	299.7	332.7	(9.9)
Environmental and other related costs, net of recoveries	(3.9)	6.2	(162.9)	4.9	10.0	(51.0)
Operating profit	7.5	55.5	(86.5)	24.4	107.9	(77.4)
Interest expense, net	10.5	6.7	56.7	18.3	13.6	34.6
Debt extinguishment and other costs	0.2	—	—	0.2	—	—
Other income, net	(1.7)	(1.0)	(70.0)	(2.3)	(2.3)	—
Earnings (loss) before income taxes	(1.5)	49.8	(103.0)	8.2	96.6	(91.5)
Income tax expense (benefit)	0.4	9.6	(95.8)	(2.7)	15.8	(117.1)
Net earnings (loss)	(1.9)	40.2	(104.7)	10.9	80.8	(86.5)
Less: net earnings (loss) attributable to noncontrolling interests	(0.3)	—	—	(0.5)	0.1	(600.0)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(1.6)	$40.2	(104.0)%	$11.4	$80.7	(85.9)%

Diluted earnings (loss) per share	$(0.02)	$0.45	(104.4)%	$0.14	$0.88	(84.1)%
REVENUE
Revenue was $349.1 million for the second quarter of 2020, representing a decline of 38.6% compared to the second quarter of 2019. The change in revenue reflected a 31.7% decline from the Michigan Group and a 46.9% decline from the Boston Group. The Michigan Group’s revenue decline was driven by low-thirties decline from Merrell®, high-thirties decline from Cat®, high-twenties decline from Wolverine®, mid-teens decline from Chaco®, and a high-forties decline from Hush Puppies®. The Boston Group’s revenue decline was driven by low-sixties decline from Sperry®, high-twenties decline from Saucony®, high-forties decline from Keds®, and a low-fifties decline from Kids’. Changes in foreign exchange rates decreased revenue by $2.0 million during the second quarter of 2020. Owned eCommerce revenue increased during the second quarter of 2020 by 96.0% compared to the second quarter of 2019.
Revenue was $788.4 million for the first two quarters of 2020, representing a decline of 27.8% compared to the first two quarters of 2019. The change in revenue reflected a 25.1% decline from the Michigan Group and a 30.1% decline from the Boston Group. The Michigan Group’s revenue decline was driven by low-twenties decline from Merrell®, mid-thirties decline from Cat®, low-twenties decline from Wolverine®, mid-twenties decline from Chaco®, and a high-thirties decline from Hush Puppies®. The Boston Group’s revenue decline was driven by low-forties decline from Sperry®, low-teens decline from Saucony®, high-twenties decline from Keds®, and a mid-thirties decline from Kids’. Changes in foreign exchange rates decreased revenue by $4.9 million during the first two quarters of 2020. Owned eCommerce revenue increased during the first two quarters of 2020 by 61.8% compared to the first two quarters of 2019.
GROSS MARGIN
Gross margin was 42.2% in the second quarter of 2020 compared to 40.5% in the second quarter of 2019. Gross margin was 41.7% in the first two quarters of 2020 compared to 41.3% during the first two quarters of 2019. The gross margin increase in the current year periods resulted from a favorable sales channel shift to higher margin eCommerce and favorable wholesale product mix, partially offset by increased tariffs on inventory sourced from China.

OPERATING EXPENSES
Operating expenses decreased $35.2 million, from $174.9 million in the second quarter of 2019 to $139.7 million in the second quarter of 2020. The decrease was driven by lower selling costs ($20.1 million), lower product development costs ($4.0 million), lower distribution costs ($2.4 million), lower general and administrative costs ($13.4 million), and lower environmental and other related costs, net of insurance recoveries ($10.1 million), partially offset by higher advertising ($1.0 million), higher incentive compensation ($1.2 million), and higher non-operating costs incurred due to COVID-19 ($12.7 million).
Operating expenses decreased $38.1 million, from $342.7 million in the first two quarters of 2019 to $304.6 million in the first two quarters of 2020. The decrease was driven by lower selling costs ($20.4 million), lower product development costs ($5.8 million), lower distribution costs ($3.9 million), lower incentive compensation ($7.5 million), lower general and administrative costs ($11.5 million), and lower environmental and other related costs, net of insurance recoveries ($5.1 million), partially offset by higher non-operating costs incurred due to COVID-19 ($16.2 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $10.5 million in the second quarter of 2020 compared to $6.7 million in the second quarter of 2019. Net interest expense was $18.3 million in the first two quarters of 2020 compared to $13.6 million in the first two quarters of 2019. Interest expense increased in the current year periods due to higher average debt balances in 2020.
Other income was $1.7 million in the second quarter of 2020, compared to $1.0 million in the second quarter of 2019. The increase was driven by foreign exchange derivative gains reclassified from AOCI ($1.3 million), partially offset by higher non-service pension costs ($0.5 million). Other income was $2.3 million in the first two quarter of 2020, compared to $2.3 million in the first two quarters of 2019. Other income in the current period included higher non-service pension costs ($1.0 million) and gains on foreign exchange derivatives reclassified from AOCI ($1.3 million).
The effective tax rates in the second quarter of 2020 and 2019 were (28.3)% and 19.4%, respectively. The effective tax rates in the first two quarters of 2020 and 2019 were (33.0)% and 16.4%, respectively. The change in effective tax rate is driven by a decrease of pretax book income in the Company's material tax jurisdictions as a result of the global COVID-19 pandemic.
REPORTABLE SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear and apparel, Saucony® footwear and apparel, Keds® footwear and apparel, and the Kids’ footwear business, which includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as environmental and other related costs.

The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019	Change	Percent Change	June 27, 2020	June 29, 2019	Change	Percent Change
REVENUE
Wolverine Michigan Group	$217.4	$318.2	$(100.8)	(31.7)%	$465.2	$620.9	$(155.7)	(25.1)%
Wolverine Boston Group	122.5	230.7	(108.2)	(46.9)	304.6	435.5	(130.9)	(30.1)
Other	9.2	19.7	(10.5)	(53.3)	18.6	35.6	(17.0)	(47.8)
Total	$349.1	$568.6	$(219.5)	(38.6)%	$788.4	$1,092.0	$(303.6)	(27.8)%

	Quarter Ended				Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019	Change	Percent Change	June 27, 2020	June 29, 2019	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$38.4	$59.3	$(20.9)	(35.2)%	$81.5	$117.8	$(36.3)	(30.8)%
Wolverine Boston Group	8.6	37.2	(28.6)	(76.9)	27.4	69.2	(41.8)	(60.4)
Other	0.4	1.5	(1.1)	(73.3)	0.3	2.3	(2.0)	(87.0)
Corporate	(39.9)	(42.5)	2.6	6.1	(84.8)	(81.4)	(3.4)	(4.2)
Total	$7.5	$55.5	$(48.0)	(86.5)%	$24.4	$107.9	$(83.5)	(77.4)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue decreased $100.8 million, or 31.7%, in the second quarter of 2020 compared to the second quarter of 2019. The revenue decline included low-thirties decline from Merrell®, high-thirties decline from Cat®, high-twenties decline from Wolverine®, mid-teens decline from Chaco®, and a high-forties decline from Hush Puppies®. The Michigan Group’s revenue decreased $155.7 million, or 25.1% in the first two quarters of 2020 compared to the first two quarters of 2019. The revenue decline was driven by low-twenties decline from Merrell®, mid-thirties decline from Cat®, low-twenties decline from Wolverine®, mid-twenties decline from Chaco®, and a high-thirties decline from Hush Puppies®. The decline across all brands is due to the COVID-19 pandemic, partially offset by eCommerce growth. The closure of Merrell® owned retail stores due to the COVID-19 pandemic also contributed to the revenue decline.
The Michigan Group’s operating profit decreased $20.9 million in the second quarter of 2020 compared to the second quarter of 2019. The operating profit decline was due to the revenue declines, partially offset by a $17.4 million decrease in selling, general and administrative costs. The Michigan Group’s operating profit decreased $36.3 million in the first two quarters of 2020 compared to the first two quarters of 2019. The operating profit decline was due to the revenue declines, partially offset by a $25.5 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year periods was due to declines in distribution, advertising and reductions in employee costs and other discretionary spending.
Wolverine Boston Group
The Boston Group’s revenue decreased $108.2 million, or 46.9%, during the second quarter of 2020 compared to the second quarter of 2019. The revenue decline included low-sixties decline for Sperry®, high-twenties decline for Saucony®, high-forties decline for Keds®, and a low-fifties decline for Kids’. The Boston Group’s revenue decreased by $130.9 million, or 30.1%, during the first two quarters of 2020 compared to the first two quarters of 2019. The revenue decline included low-forties decline for Sperry®, low-teens decline for Saucony®, high-twenties decline for Keds®, and a mid-thirties decline for Kids’. The decline across all brands is due to the COVID-19 pandemic, partially offset by eCommerce growth. The closure of Sperry® owned retail stores due to the COVID-19 pandemic also contributed to the revenue decline.

The Boston Group’s operating profit decreased $28.6 million in the second quarter of 2020 compared to the second quarter of 2019. The operating profit decline was due to the revenue declines, partially offset by a $13.5 million decrease in selling, general and administrative costs. The Boston Group’s operating profit decreased $41.8 million in the first two quarters of 2020 compared to the first two quarters of 2019. The operating profit decline was due to the revenue declines, partially offset by a $10.0 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year periods was due to declines in distribution, advertising and reductions in employee costs and other discretionary spending.
Other
The Other category’s revenue decreased $10.5 million, or 53.3%, in the second quarter of 2020 compared to the second quarter of 2019. The Other category’s revenue decreased $17.0 million, or 47.8%, during the first two quarters of 2020 compared to the first two quarters of 2019. The decrease in the current year periods was due to a decline in the performance leathers business as a result of lower demand and lower revenue from multi-branded stores and third-party sourcing commission revenue resulting from the COVID-19 pandemic.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 27, 2020	December 28, 2019	June 29, 2019
Cash and cash equivalents	$422.6	$180.6	$116.5
Debt	1,024.4	798.4	811.0
Available revolving credit facility (1)	669.2	434.3	428.1
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Year-To-Date Ended
(In millions)	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$39.0	$3.9
Net cash provided by (used in) investing activities	9.2	(42.4)
Net cash provided by financing activities	195.1	11.0
Additions to property, plant and equipment	6.6	18.3
Depreciation and amortization	15.4	15.0
Liquidity
Cash and cash equivalents of $422.6 million as of June 27, 2020 were $306.1 million higher compared to June 29, 2019. The increase is due primarily to the issuance of $300.0 million Senior Notes on May 11, 2020 and cash provided by operating activities during the previous four quarters of $257.7 million, partially offset by share repurchases of $132.8 million, net repayments under the Amended Senior Credit Facility of $82.0 million, increased investing activity of $9.9 million and cash dividends paid of $33.8 million. The Company had $669.2 million of borrowing capacity available under the Revolving Credit Facility as of June 27, 2020. Cash and cash equivalents located in foreign jurisdictions totaled $105.0 million as of June 27, 2020.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to reduce debt.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of June 27, 2020, the Company had a reserve of $106.7 million, of which $34.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $72.2 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
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
For the first two quarters of 2020, an increase in net working capital represented a use of cash of $27.1 million. Working capital balances were unfavorably impacted by a decrease in accounts payable of $45.9 million, an increase in inventories of $41.0 million, and a decrease in other operating liabilities of $14.5 million, partially offset by a decrease in accounts receivable of $64.5 million, a decrease in other operating assets of $6.3 million, and an increase in income taxes payable of $3.5 million. Operating cash flows were favorably impacted by Environmental and other related costs, net of cash payments and recoveries received of $34.2 million, which are inclusive of a lump sum amount of $55.0 million from 3M Company during the first quarter of 2020. See Note 15 for additional information regarding this settlement.
Investing Activities
The Company made capital expenditures of $6.6 million and $18.3 million in the first two quarters of 2020 and 2019, respectively, for building improvements, new retail stores and information system enhancements. During the second quarter of 2020, the Company made a cash investment of $3.5 million in joint ventures. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition. See Note 17 for additional information regarding the acquisition. During the second quarter of 2020, the Company received proceeds of $25.6 million from company-owned life insurance policy liquidations.
Financing Activities
On May 5, 2020, the Company entered into a Second Amendment to its senior credit facility. In connection with the Second Amendment, the Company borrowed an incremental $171.0 million in aggregate principal in Incremental Term Loan. The Incremental Term Loan will mature on May 4, 2021 and bear interest at a rate equal either to (i) the applicable base rate plus 1.250% or (ii) LIBOR plus 2.250%. The Amended Senior Credit Facility also includes a $200.0 million term loan facility and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Second Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023.
On May 11, 2020, the Company issued $300.0 million aggregate principal amount of 6.375% Senior Notes due on May 15, 2025 with related interest payments due semi-annually beginning on November 15, 2020. These senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of June 27, 2020, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facility.
The Company’s debt at June 27, 2020 totaled $1,024.4 million compared to $798.4 million at December 28, 2019. The Company expects to use the increased borrowings for working capital and general corporate purposes. The increased cash position resulted from net incremental borrowings under the Amended Senior Credit Facility and the May 11, 2020 Senior Notes allow for greater financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
The Company repurchased $21.0 million and $207.4 million of shares in the first two quarters of 2020 and 2019, respectively. The Company may purchase up to an additional $487.4 million of shares under its existing common stock repurchase program which expires in 2023. As part of its strategy to increase liquidity and flexibility of Company’s capital structure as result of the COVID-19 pandemic, the Company suspended share repurchases in March 2020. The Company also paid $19.9 million in the first two quarters of 2020 in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $24.5 million in connection with company-owned life insurance policies.
The Company declared a cash dividend of $0.10 per share in the second quarter of 2020 and 2019, respectively, or $8.2 million and $8.6 million, respectively. A quarterly dividend of $0.10 per share was declared on April 29, 2020 to shareholders of record on July 1, 2020.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of June 27, 2020 and June 29, 2019, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $161.1 million and $238.1 million, respectively, with maturities ranging up to 412 and 468 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of June 27, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $8.3 million from their value as of December 28, 2019. As of June 29, 2019, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $5.0 million from their value at December 29, 2018. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of June 27, 2020, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 27, 2020, the Company’s total variable-rate debt was $483.5 million and the Company held two interest rate swap agreements, denominated in U.S. dollars, that effectively converted $314.6 million to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1A. Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, except for the risk factors included below:
The COVID-19 pandemic has had a material adverse impact on the Company’s operations and financial results, and such impact could worsen and last for an unknown period of time.

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets both globally and in the United States. This has led to a decline in discretionary spending by consumers and, in turn, a negative effect on the Company’s financial condition and results of operations. The extent to which the COVID-19 pandemic impacts the Company’s business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors outside of our control that we cannot currently fully predict or assess, the duration and scope of the pandemic and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; and actions governments, businesses and individuals may take in response to the pandemic. The timing of recovery after the pandemic is also uncertain. The Company’s business has been and could continue to be materially adversely affected by several factors related to the COVID-19 pandemic, including, but not limited to:

•The inability of our employees, suppliers, and other business providers to carry out tasks at ordinary levels of performance as a result of measures taken to limit the spread of COVID-19, such as those promulgated by governmental authorities.
•Further outbreaks could require the closure of our and our wholesale customers recently reopened retail stores. As a result, there can be no assurance as to whether recently reopened stores can remain open.
•Decreased retail traffic resulting from social distancing restrictions.
•Negative effects on consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.
•Wholesale and distributor customer order cancellations resulting from lower consumer demand.
•Decline in the performance or financial condition of the Company’s major wholesale customers as a result of retail store closures, bankruptcy, or liquidation.
•Disruption to the operations of the Company’s distribution centers and our third-party manufacturers because of facility closures, reductions in operating hours, labor or material shortages, travel limitations or mass transit disruptions.
•Additional expenses related to mitigating the pandemic’s impact on regular operations.
•Increased cyber security risk due to the increase in the number of employees working remotely.

The disruption to the global economy and to our business may lead to triggering events that may indicate that the carrying value of certain assets, such as long-lived assets, intangibles and goodwill, may not be recoverable. Any related non-cash impairment charges will adversely affect our results of operations.

COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks to our operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (March 29, 2020 to May 2, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	4,796	$20.54	—
Period 5 (May 3, 2020 to May 30, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	—	$—	—
Period 6 (May 31, 2020 to June 27, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	988	$22.97	—
Total for the second Quarter Ended June 27, 2020
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	5,784	$20.96	—
(1)On February 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period. On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. The annual amount of any stock repurchases is restricted under the terms of the Company's Amended Senior Credit Facility and senior notes indenture. As part of the Company’s strategy to increase liquidity and flexibility of the capital structure as a result of the COVID-19 pandemic, the Company suspended share repurchases in March 2020.
(2)Employee transactions include: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) restricted shares and units withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares and units. The Company’s employee stock compensation plans provide that the shares delivered or attested to, or withheld, shall be valued at the closing price of the Company’s common stock on the date the relevant transaction occurs.

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

4.1
Senior Notes Indenture, dated May 11, 2020, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020.

4.2	Form of 6.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 11, 2020.

10.1
Second Amendment, dated as of May 5, 2020, to the Amended and Restated Credit Agreement, dated as of December 6, 2018, among Wolverine World Wide, Inc., as parent borrower, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, the other borrowers party thereto, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2020.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 6, 2020	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 6, 2020	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)