Form 10-Q
period 2020-09-26
WOLVERINE WORLD WIDE INC /DE/
filed 2020-11-05
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,071,781 shares of common stock, $1 par value, outstanding as of October 26, 2020.

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
•the impact of changes in general economic conditions and/or the credit markets on the Company’s manufacturers, distributors, suppliers, joint venture partners, and wholesale customers;
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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A: “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q filed since the 2019 Form 10-K, including this Quarterly Report on Form 10-Q. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue	$493.1	$574.3	$1,281.5	$1,666.3
Cost of goods sold	291.1	331.0	750.5	972.4
Gross profit	202.0	243.3	531.0	693.9
Selling, general and administrative expenses	157.5	165.9	457.2	498.6
Environmental and other related costs, net of recoveries	1.9	9.1	6.8	19.1
Operating profit	42.6	68.3	67.0	176.2
Other expenses:
Interest expense, net	12.8	8.2	31.1	21.8
Debt extinguishment and other costs	—	—	0.2	—
Other income, net	(0.6)	(0.9)	(2.9)	(3.2)
Total other expenses	12.2	7.3	28.4	18.6
Earnings before income taxes	30.4	61.0	38.6	157.6
Income tax expense	8.7	12.4	6.0	28.2
Net earnings	$21.7	$48.6	$32.6	$129.4
Less: net earnings (loss) attributable to noncontrolling interests	(0.7)	(0.1)	(1.2)	—
Net earnings attributable to Wolverine World Wide, Inc.	$22.4	$48.7	$33.8	$129.4

Net earnings per share (see Note 3):
Basic	$0.27	$0.57	$0.41	$1.46
Diluted	$0.27	$0.57	$0.41	$1.44

Comprehensive income	$25.2	$45.6	$25.6	$128.8
Less: comprehensive loss attributable to noncontrolling interests	(0.5)	(0.5)	(2.1)	(0.3)
Comprehensive income attributable to Wolverine World Wide, Inc.	$25.7	$46.1	$27.7	$129.1

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	September 26, 2020	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$342.0	$180.6	$125.2
Accounts receivable, less allowances of $33.4, $26.7 and $24.0	332.1	331.2	357.3
Inventories:
Finished products, net	318.1	342.0	410.0
Raw materials and work-in-process, net	7.6	6.2	7.7
Total inventories	325.7	348.2	417.7
Prepaid expenses and other current assets	42.2	107.1	48.4
Total current assets	1,042.0	967.1	948.6
Property, plant and equipment:
Gross cost	326.6	325.0	399.1
Accumulated depreciation	(200.3)	(184.0)	(256.1)
Property, plant and equipment, net	126.3	141.0	143.0
Lease right-of-use assets, net	148.3	160.8	163.9
Other assets:
Goodwill	437.8	438.9	437.0
Indefinite-lived intangibles	604.5	604.5	604.5
Amortizable intangibles, net	74.0	77.8	79.6
Deferred income taxes	1.8	2.9	3.2
Other	66.4	87.0	88.7
Total other assets	1,184.5	1,211.1	1,213.0
Total assets	$2,501.1	$2,480.0	$2,468.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets – continued
(Unaudited)

(In millions, except share data)	September 26, 2020	December 28, 2019	September 28, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191.8	$202.1	$155.6
Accrued salaries and wages	22.4	20.8	25.5
Other accrued liabilities	148.7	157.9	116.0
Lease liabilities	34.6	34.1	33.5
Current maturities of long-term debt	162.5	12.5	10.0
Borrowings under revolving credit agreements	—	360.0	493.3
Total current liabilities	560.0	787.4	833.9
Long-term debt, less current maturities	714.1	425.9	430.7
Accrued pension liabilities	109.2	109.7	92.3
Deferred income taxes	85.0	99.0	112.0
Lease liabilities, noncurrent	135.0	147.2	151.0
Other liabilities	132.3	132.4	54.7
Stockholders’ equity:
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 110,117,417, 108,329,250 and 108,058,005 shares issued	110.1	108.3	108.1
Additional paid-in capital	239.8	233.4	221.3
Retained earnings	1,272.4	1,263.3	1,273.2
Accumulated other comprehensive loss	(108.2)	(102.1)	(88.6)
Cost of shares in treasury; 28,148,131, 27,181,512 and 26,992,711 shares	(760.0)	(736.2)	(731.1)
Total Wolverine World Wide, Inc. stockholders’ equity	754.1	766.7	782.9
Noncontrolling interest	11.4	11.7	11.0
Total stockholders’ equity	765.5	778.4	793.9
Total liabilities and stockholders’ equity	$2,501.1	$2,480.0	$2,468.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES
Net earnings	$32.6	$129.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.8	23.3
Deferred income taxes	(12.8)	0.3
Stock-based compensation expense	21.5	17.3
Pension and SERP expense	6.4	4.2
Debt extinguishment costs	0.2	—
Environmental and other related costs, net of cash payments and recoveries received	25.2	(3.7)
Other	(0.6)	(9.5)
Changes in operating assets and liabilities:
Accounts receivable	(1.7)	0.3
Inventories	21.6	(94.8)
Other operating assets	9.9	(1.2)
Accounts payable	(9.2)	(46.9)
Income taxes payable	15.1	9.3
Other operating liabilities	3.5	(12.0)
Net cash provided by operating activities	135.5	16.0
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(5.5)	(15.1)
Additions to property, plant and equipment	(6.0)	(28.7)
Proceeds from sale of assets	0.1	0.1
Investment in joint ventures	(3.5)	(8.5)
Proceeds from company-owned life insurance policy liquidations	25.6	—
Other	(1.1)	(1.2)
Net cash provided by (used in) investing activities	9.6	(53.4)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(898.0)	(249.0)
Borrowings under revolving credit agreements	538.0	617.3
Borrowings of long-term debt	471.0	—
Payments on long-term debt	(28.5)	(5.0)
Payments of debt issuance costs	(6.4)	(0.3)
Cash dividends paid	(25.4)	(25.4)
Purchases of common stock for treasury	(21.0)	(314.2)
Employee taxes paid under stock-based compensation plans	(20.1)	(16.7)
Proceeds from the exercise of stock options	4.0	7.0
Contributions from noncontrolling interests	1.8	5.7
Net cash provided by financing activities	15.4	19.4
Effect of foreign exchange rate changes	0.9	0.1
Increase (decrease) in cash and cash equivalents	161.4	(17.9)
Cash and cash equivalents at beginning of the year	180.6	143.1
Cash and cash equivalents at end of the quarter	$342.0	$125.2
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at June 29, 2019	$108.0	$213.2	$1,232.8	$(86.0)	$(624.3)	$11.5	$855.2
Net earnings (loss)			48.7			(0.1)	48.6
Other comprehensive loss				(2.6)		(0.4)	(3.0)
Shares forfeited, net of shares issued under stock incentive plans (1,917 shares)	0.1	(0.2)					(0.1)
Shares issued for stock options exercised, net (62,114 shares)	—	1.2					1.2
Stock-based compensation expense		7.1					7.1
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Issuance of treasury shares (1,831 shares)		—			0.1		0.1
Purchase of common stock for treasury (4,250,070 shares)					(106.8)		(106.8)
Purchases of shares under stock-based compensation plans (3,440 shares)					(0.1)		(0.1)
Balance at September 28, 2019	$108.1	$221.3	$1,273.2	$(88.6)	$(731.1)	$11.0	$793.9

Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9
Net earnings (loss)			22.4			(0.7)	21.7
Other comprehensive income				3.3		0.2	3.5
Shares issued, net of shares forfeited under stock incentive plans (11,519 shares)	—	(0.2)					(0.2)
Shares issued for stock options exercised, net (99,381 shares)	0.1	1.6					1.7
Stock-based compensation expense		11.3					11.3
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Issuance of treasury shares (1,462 shares)		—			—		—
Purchases of shares under stock-based compensation plans (3,056 shares)					(0.1)		(0.1)
Balance at September 26, 2020	$110.1	$239.8	$1,272.4	$(108.2)	$(760.0)	$11.4	$765.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			129.4			—	129.4
Other comprehensive loss				(0.3)		(0.3)	(0.6)
Shares issues, net of shares forfeited under stock incentive plans (36,588 shares)	0.1	(4.1)					(4.0)
Shares issued for stock options exercised, net (412,211 shares)	0.4	6.6					7.0
Stock-based compensation expense		17.3					17.3
Cash dividends declared ($0.30 per share)			(25.9)				(25.9)
Issuance of treasury shares (5,831 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (10,730,962 shares)					(314.2)		(314.2)
Purchases of shares under stock-based compensation plans (361,899 shares)					(12.7)		(12.7)
Capital contribution from noncontrolling interest						5.7	5.7
Balance at September 28, 2019	$108.1	$221.3	$1,273.2	$(88.6)	$(731.1)	$11.0	$793.9

Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net earnings (loss)			33.8			(1.2)	32.6
Other comprehensive loss				(6.1)		(0.9)	(7.0)
Shares issued, net of shares forfeited under stock incentive plans (1,497,072 shares)	1.5	(18.7)					(17.2)
Shares issued for stock options exercised, net (291,095 shares)	0.3	3.6					3.9
Stock-based compensation expense		21.5					21.5
Cash dividends declared ($0.30 per share)			(24.7)				(24.7)
Issuance of treasury shares (4,230 shares)					0.1		0.1
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (93,225 shares)					(2.9)		(2.9)
Capital contribution from noncontrolling interest						1.8	1.8
Balance at September 26, 2020	$110.1	$239.8	$1,272.4	$(108.2)	$(760.0)	$11.4	$765.5
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended September 26, 2020 and September 28, 2019
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
The COVID-19 pandemic, the duration and severity of which is subject to uncertainty, has had and continues to have, a significant impact on the Company's business. Management's estimates and assumptions used in the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP contemplated both current and expected potential future impacts of COVID-19 on the Company’s business based on available information. Actual results may differ materially from management’s estimates.
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
Seasonality
Prior to the COVID-19 pandemic, the Company’s business was subject to seasonal influences that could cause significant differences in revenue, earnings and cash flows from quarter to quarter. The COVID-19 pandemic has resulted in changes in consumer behavior and preferences in fiscal 2020 that have negatively impacted our fiscal 2020 results. The Company expects the seasonal cadence that the Company has experienced historically may continue to be affected as a result of these changes in consumer behavior and preferences.

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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$22.4	$48.7	$33.8	$129.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.6)	(1.0)	(0.8)	(2.6)
Net earnings used in calculating basic earnings per share	21.8	47.7	33.0	126.8
Adjustment for earnings reallocated from non-vested restricted common stock	—	—	—	0.1
Net earnings used in calculating basic and diluted earnings per share	$21.8	$47.7	$33.0	$126.9
Denominator:
Weighted average shares outstanding	81.9	83.5	81.7	87.3
Adjustment for non-vested restricted common stock	(0.9)	(0.5)	(0.7)	(0.7)
Shares used in calculating basic earnings per share	81.0	83.0	81.0	86.6
Effect of dilutive stock options	0.5	0.9	0.5	1.4
Shares used in calculating diluted earnings per share	81.5	83.9	81.5	88.0
Net earnings per share:
Basic	$0.27	$0.57	$0.41	$1.46
Diluted	$0.27	$0.57	$0.41	$1.44
For the quarter and year-to-date ended September 26, 2020, 1,185,864 and 1,184,559 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 28, 2019, 1,228,157 and 131,004 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019
Goodwill balance at beginning of the year	$438.9	$424.4
Acquisition of a business (see Note 17)	—	12.3
Foreign currency translation effects	(1.1)	0.3
Goodwill balance at end of the quarter	$437.8	$437.0
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $604.5 million as of September 26, 2020, December 28, 2019 and September 28, 2019. The carrying value of the Company’s Sperry® trade name was $518.2 million as of September 26, 2020. Based on the interim impairment assessment as of September 26, 2020, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® were to decline in future periods compared to current projections, or if further deterioration of macroeconomic conditions due to the COVID-19 pandemic adversely affect the value of the Company’s Sperry® trade name and goodwill balances, the Company may need to record a non-cash impairment charge. The Company continues to monitor the effects of the COVID-19 pandemic, and actions taken by governments, businesses and individuals in response to the pandemic, on the global economy to assess the outlook for demand for our products and the impact on our business and financial performance.

5.ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2020, subject to renewal. Under the agreement, up to $75.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. For receivables sold under the agreement, 90% of the stated amount is paid in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended	Year-To-Date Ended
(In millions)	September 26, 2020
Accounts receivable sold	$—	$14.1
Fees charged	—	0.1
The fees charged are recorded in other expense. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. There were no amounts outstanding under this program as of September 26, 2020 and September 28, 2019, respectively.
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
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $25.9 million of remaining fixed transaction price under its license agreements as of September 26, 2020, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.

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

	Quarter Ended September 26, 2020			Quarter Ended September 28, 2019
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$227.6	$59.7	$287.3	$279.5	$39.3	$318.8
Wolverine Boston Group	150.7	43.1	193.8	203.5	37.8	241.3
Other	10.6	1.4	12.0	12.9	1.3	14.2
Total	$388.9	$104.2	$493.1	$495.9	$78.4	$574.3

	Year-To-Date Ended September 26, 2020			Year-To-Date Ended September 28, 2019
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$590.9	$161.6	$752.5	$829.1	$110.6	$939.7
Wolverine Boston Group	374.3	124.1	498.4	570.7	106.1	676.8
Other	28.1	2.5	30.6	46.3	3.5	49.8
Total	$993.3	$288.2	$1,281.5	$1,446.1	$220.2	$1,666.3
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
The Company’s contract balances are as follows:

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Product returns reserve	$9.3	$11.4	$9.5
Customer markdowns reserve	4.0	4.4	3.6
Other sales incentives reserve	4.3	2.3	1.9
Customer rebates liability	13.9	12.0	10.8
Customer advances liability	2.0	7.2	5.4
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Term Loan A, due December 6, 2023	$185.0	$192.5	$195.0
Incremental Term Loan, due May 4, 2021	150.0	—	—
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	300.0	—	—
Borrowings under revolving credit agreements	—	360.0	493.3
Unamortized deferred financing costs	(8.4)	(4.1)	(4.3)
Total debt	$876.6	$798.4	$934.0
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility that was most recently amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of incremental term loan (the “Incremental Term Loan”). The Incremental Term Loan will mature on May 4, 2021 and bears interest at a rate equal either to (i) the applicable base rate plus 1.250% or (ii) LIBOR plus 2.250%. During the third quarter of 2020, the Company repaid $21.0 million in principal of the Incremental Term Loan.
The Amended Senior Credit Facility also included a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due under Term Loan A and the Incremental Term Loan over the next 12 months total $162.5 million as of September 26, 2020 and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Amended Senior Credit Facility. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $6.0 million, $5.7 million and $3.9 million as of September 26, 2020, December 28, 2019 and September 28, 2019, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Amended Senior Credit Facility). The Company has an interest rate swap arrangement that reduces the Company’s exposure to fluctuations in interest rates on its variable rate debt. At September 26, 2020, Term Loan A and the Incremental Term Loan had a weighted-average interest rate of 3.78%.
The obligations of the Company pursuant to the Amended Senior Credit Facility are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of September 26, 2020, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.

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
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. Borrowings against this facility were $0.0 million, $0.0 million and $0.3 million as of September 26, 2020, December 28, 2019 and September 28, 2019, respectively.
The Company included in interest expense the amortization of deferred financing costs of $0.9 million and $2.0 million for the quarter and year-to-date ended September 26, 2020, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.4 million and $1.2 million for the quarter and year-to-date ended September 28, 2019, respectively.
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
In response to the COVID-19 pandemic and the effect the pandemic had on the Company’s leased properties, the Company has been actively seeking rent relief from its landlords. The Company considered the FASB staff guidance issued in April 2020 in relation to accounting for lease concessions made in connection with the effects of the COVID-19 pandemic and elected to apply the temporary practical expedient to account for rent deferrals and abatements as though the enforceable rights and obligations existed in each contract. Depending on the timing of the future payments, amounts deferred and payable in future periods have been included in “Other accrued liabilities” and “Other liabilities” on the Company’s condensed consolidated balance sheets. The Company continued to recognize lease expense on a straight-line basis for its leases over the related lease terms.
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$7.9	$8.1	$24.2	$24.3
Variable lease cost	3.0	3.6	9.1	10.9
Short-term lease cost	0.3	0.3	0.8	0.9
Sublease income	(1.2)	(1.0)	(3.5)	(2.9)
Total lease cost	$10.0	$11.0	$30.6	$33.2

Future undiscounted cash flows for operating leases for the fiscal periods subsequent to September 26, 2020 are as follows:

(In millions)	Operating Leases
Remainder of 2020	$10.6
2021	31.3
2022	28.4
2023	21.2
2024	18.3
Thereafter	107.8
Total future payments	217.6
Less: imputed interest	48.0
Recognized lease liability	$169.6
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 545 days as of September 26, 2020, December 28, 2019 and September 28, 2019. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During fiscal 2020, the Company reclassified $1.3 million to other income for foreign currency contracts that were no longer deemed highly effective.
The Company also utilizes foreign currency contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on December 6, 2023. This agreement, which exchanges floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the interest payments associated with the underlying debt. The notional amounts of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of the hedge, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company pays 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income, offsetting the currency translation adjustment related to the underlying net investment that is also recorded in accumulated other comprehensive income. All other changes in fair value are recorded in interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the cross-currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in expected cash flows of the hedged item.

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	September 26, 2020	December 28, 2019	September 28, 2019
Foreign exchange contracts:
Hedge contracts	$188.3	$246.3	$237.7
Non-hedge contracts	—	7.3	—
Interest rate swap	293.9	355.8	366.2
Cross currency swap	79.8	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Financial assets:
Foreign exchange contracts - hedge	$1.3	$2.3	$6.3
Financial liabilities:
Foreign exchange contracts - hedge	$(0.4)	$(1.8)	$(0.2)
Interest rate swap	(8.6)	(1.8)	(3.0)
Cross currency swap	(6.2)	(3.0)	(2.1)
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $11.3 million and $21.5 million, and related income tax benefits of $2.2 million and $4.2 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 26, 2020, respectively. The Company recognized compensation expense of $7.1 million and $17.3 million, and related income tax benefits of $1.5 million and $3.5 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 28, 2019, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
During the year-to-date ended September 26, 2020, the Company issued 1,340,179 restricted awards at a weighted average grant date fair value of $22.29 per award. During the year-to-date ended September 28, 2019, the Company issued 547,169 restricted awards at a weighted average grant date fair value of $34.80 per award.
During the year-to-date ended September 26, 2020, the Company issued 346,584 performance awards at a weighted average grant date fair value of $35.02 per award. During the year-to-date ended September 28, 2019, the Company issued 344,433 performance awards at a weighted average grant date fair value of $37.33 per award.
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost pertaining to benefits earned during the period	$1.6	$1.3	$4.8	$4.1
Interest cost on projected benefit obligations	3.6	3.8	10.7	11.4
Expected return on pension assets	(4.7)	(4.4)	(14.0)	(13.3)
Net amortization loss	1.6	0.7	4.9	2.0
Net pension expense	$2.1	$1.4	$6.4	$4.2
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
The Company’s effective tax rates for the quarter and year-to-date ended September 26, 2020 were 28.5% and 15.5%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 28, 2019 were 20.3% and 17.9%, respectively. The increase in the effective rate for the current quarterly period reflects a negative impact from current period discrete items, as well as a shift in income between tax jurisdictions with differing tax rates. The decrease in the current year-to-date effective tax rate is driven by the positive impact of discrete items partially offset by the negative impact of a shift in income between jurisdictions with differing tax rates.

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
The change in accumulated other comprehensive income (loss) during the quarters ended September 26, 2020 and September 28, 2019 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at June 29, 2019	$(48.0)	$(2.8)		$(35.2)		$(86.0)
Other comprehensive income (loss) before reclassifications (1)	(5.6)	5.5		—		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	(2)	0.7	(3)	(3.5)
Income tax expense (benefit)	—	1.1		(0.1)		1.0
Net reclassifications	—	(3.1)		0.6		(2.5)
Net current-period other comprehensive income (loss) (1)	(5.6)	2.4		0.6		(2.6)
Balance at September 28, 2019	$(53.6)	$(0.4)		$(34.6)		$(88.6)

Balance at June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)
Other comprehensive income (loss) before reclassifications (1)	6.8	(5.5)		—		1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(2)	1.6	(3)	2.1
Income tax expense (benefit)	—	0.2		(0.3)		(0.1)
Net reclassifications	—	0.7		1.3		2.0
Net current-period other comprehensive income (loss) (1)	6.8	(4.8)		1.3		3.3
Balance at September 26, 2020	$(49.1)	$(14.3)		$(44.8)		$(108.2)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to the interest rate swap and the cross-currency swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.

The change in accumulated other comprehensive income (loss) during the year-to-dates ended September 26, 2020 and September 28, 2019 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	(0.6)	4.7		—		4.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7.7)	(2)	2.0	(3)	(5.7)
Income tax expense (benefit)	—	1.7		(0.4)		1.3
Net reclassifications	—	(6.0)		1.6		(4.4)
Net current-period other comprehensive income (loss) (1)	(0.6)	(1.3)		1.6		(0.3)
Balance at September 28, 2019	$(53.6)	$(0.4)		$(34.6)		$(88.6)

Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(1.5)	(6.2)		—		(7.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.1)	(2)	4.9	(3)	1.8
Income tax expense (benefit)	—	0.8		(1.0)		(0.2)
Net reclassifications	—	(2.3)		3.9		1.6
Net current-period other comprehensive income (loss) (1)	(1.5)	(8.5)		3.9		(6.1)
Balance at September 26, 2020	$(49.1)	$(14.3)		$(44.8)		$(108.2)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to the interest rate swap and the cross-currency swap are included in interest expense.
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Financial assets:
Derivatives	$1.3	$2.3	$6.3
Financial liabilities:
Derivatives	$(15.2)	$(6.6)	$(5.3)

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

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Carrying value	$876.6	$798.4	$934.0
Fair value	921.1	817.6	952.8
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
In May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion (“ppt”) combined for PFOA and PFOS. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”, now known as the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”)) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On August 3, 2020 Michigan changed the standards for PFOA and PFOS in drinking water to 8 and 16 ppt, respectively, and set standards for four other PFAS substances.
Civil and Regulatory Actions of EGLE and EPA
On January 10, 2018, EGLE filed a civil action against the Company in the U.S. District Court for the Western District of Michigan under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”) and Parts 201 and 31 of the Michigan Natural Resources and Environmental Protection Act (“NREPA”) alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has contributed to the disposal of solid wastes that was done in a way that resulted in releases of PFAS at levels that resulted in detections exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "EGLE Action"). Plainfield and Algoma Townships intervened in the EGLE Action alleging claims under RCRA, NREPA, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and common law nuisance.
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
Individual and Class Action Litigation
Individual lawsuits and three putative class action lawsuits have been filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (this suit collectively with the individual lawsuits and putative class action, the “Litigation Matters”).
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
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in the Company's defense and remediation efforts. The Company recognized $7.0 million in recoveries from legacy insurance policies in the first three quarters of 2020 and $1.2 million in recoveries in the third quarter of 2020. The recoveries resulted from interim payment agreements reached with the insurers and are pending final resolution of the lawsuit.
Other Litigation
The Company is also involved in litigation incidental to its business and is a party to legal actions and claims, including, but not limited to, those related to employment, intellectual property, and other environmental matters. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available to the Company and reserves for liabilities that the Company has recorded, along with applicable insurance, it is management’s opinion that the outcome of these items are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019
Remediation liability at beginning of the year	$124.4	$22.6
Changes in estimate	—	—
Amounts paid	(27.1)	(7.8)
Remediation liability at the end of the quarter	$97.3	$14.8
The reserve balance as of September 26, 2020 includes $23.7 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $73.6 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to September 26, 2020 are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Minimum royalties	$0.4	$1.7	$1.8	$—	$—	$—
Minimum advertising	—	3.3	3.4	3.5	3.6	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.5 million and $1.4 million for the quarter and year-to-date ended September 26, 2020, respectively. For the quarter and year-to-date ended September 28, 2019, the Company incurred royalty expense in accordance with these agreements of $0.6 million and $1.6 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $0.4 million and $1.4 million for the quarter and year-to-date ended September 26, 2020, respectively. For the quarter and year-to-date ended September 28, 2019, the Company incurred advertising expense in accordance with these agreements of $0.9 million and $2.8 million, respectively.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as COVID-19 related costs, environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions. The reportable segment managers all report directly to the chief operating decision maker.
Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended		Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Wolverine Michigan Group	$287.3	$318.8	$752.5	$939.7
Wolverine Boston Group	193.8	241.3	498.4	676.8
Other	12.0	14.2	30.6	49.8
Total	$493.1	$574.3	$1,281.5	$1,666.3
Operating profit (loss):
Wolverine Michigan Group	$52.3	$66.0	$133.8	$183.8
Wolverine Boston Group	33.0	46.5	60.4	115.7
Other	0.7	0.7	1.0	3.0
Corporate	(43.4)	(44.9)	(128.2)	(126.3)
Total	$42.6	$68.3	$67.0	$176.2

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Total assets:
Wolverine Michigan Group	$691.8	$773.8	$814.8
Wolverine Boston Group	1,322.5	1,354.8	1,404.6
Other	33.6	38.4	43.8
Corporate	453.2	313.0	205.3
Total	$2,501.1	$2,480.0	$2,468.5
Goodwill:
Wolverine Michigan Group	$143.9	$144.4	$143.1
Wolverine Boston Group	293.9	294.5	293.9
Total	$437.8	$438.9	$437.0
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
The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for the acquired Saucony® distributor business are included in the Company’s consolidated results of operations beginning April 30, 2019, and are included in the Wolverine Boston Group reporting group for segment reporting purposes.
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
The Company’s brands are marketed in approximately 170 countries and territories at September 26, 2020, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At September 26, 2020, the Company operated 97 retail stores in the U.S. and Canada and 36 consumer-direct eCommerce sites.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has had a negative effect on the global economy and on the Company’s 2020 operating and financial results to date. The full financial effects of the COVID-19 pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken the following proactive and precautionary measures to mitigate known areas of risk and navigate the future environment:
•To increase liquidity and flexibility of the Company’s capital structure, the Company borrowed $171 million in incremental 364-day term loan under its senior credit facility, $21 million of which was repaid during the third quarter, and sold $300 million of 6.375% Senior Notes (refer to Note 7, “Debt”), delayed most capital projects, suspended share repurchases, implemented select employee furloughs and organizational changes, compensation changes for the Company's management team and Board of Directors, delayed or canceled certain future product purchases across its portfolio of brands, took additional steps to reduce discretionary spending and other expenditures, and initiated conversations with landlords to seek lease concessions. Lease concessions have been received for some of the Company’s leased properties and other discussions are still ongoing.
•The Company temporarily closed all U.S. and Canada retail stores on March 17, 2020. Stores began reopening in May under a phased approach and during the second quarter all stores had reopened with newly instituted health and safety protocols for customers and employees following regulatory guidance and protocols promulgated by health authorities and government officials. During the period stores were closed, the Company’s distribution centers remained open and the Company’s direct on-line channels continued to serve customer demand.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company’s financial results. Expenses related to the COVID-19 pandemic in the first three quarters of the year include $10.2 million of severance expenses, $8.9 million of credit loss expenses, and $5.8 million for other costs that includes costs to modify office workspace, purchase masks, and inventory related costs. Expenses related to the COVID-19 pandemic in the third quarter include $5.5 million of severance expenses and $2.1 million of other costs.
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
2020 FINANCIAL OVERVIEW
•Revenue was $493.1 million for the third quarter of 2020, representing a decline of 14.1% compared to the third quarter of 2019. The change in revenue reflected a 9.9% decline from the Michigan Group and a 19.7% decline from the Boston Group. Changes in foreign exchange rates increased revenue by $2.5 million during the third quarter of 2020. Owned eCommerce revenue increased during the third quarter of 2020 by 56.4% compared to the third quarter of 2019.
•Gross margin was 41.0% in the third quarter of 2020 compared to 42.4% in the third quarter of 2019.

•The effective tax rates in the third quarters of 2020 and 2019 were 28.5% and 20.3%, respectively.
•Diluted earnings per share for the third quarters of 2020 and 2019 were $0.27 per share and $0.57 per share, respectively.
•The Company declared cash dividends of $0.10 per share in both the third quarters of 2020 and 2019.
•Cash flow provided by operating activities was $135.5 million and $16.0 million for the first three quarters of 2020 and 2019, respectively, and was $96.5 million and $12.1 million for the third quarter of 2020 and 2019, respectively.
•Compared to the third quarter of 2019, inventory decreased $92.0 million, or 22.0%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	September 26, 2020	September 28, 2019	Percent Change	September 26, 2020	September 28, 2019	Percent Change
Revenue	$493.1	$574.3	(14.1)%	$1,281.5	$1,666.3	(23.1)%
Cost of goods sold	291.1	331.0	(12.1)	750.5	972.4	(22.8)
Gross profit	202.0	243.3	(17.0)	531.0	693.9	(23.5)
Selling, general and administrative expenses	157.5	165.9	(5.1)	457.2	498.6	(8.3)
Environmental and other related costs, net of recoveries	1.9	9.1	(79.1)	6.8	19.1	(64.4)
Operating profit	42.6	68.3	(37.6)	67.0	176.2	(62.0)
Interest expense, net	12.8	8.2	56.1	31.1	21.8	42.7
Debt extinguishment and other costs	—	—	—	0.2	—	—
Other income, net	(0.6)	(0.9)	33.3	(2.9)	(3.2)	9.4
Earnings before income taxes	30.4	61.0	(50.2)	38.6	157.6	(75.5)
Income tax expense	8.7	12.4	(29.8)	6.0	28.2	(78.7)
Net earnings	21.7	48.6	(55.3)	32.6	129.4	(74.8)
Less: net earnings (loss) attributable to noncontrolling interests	(0.7)	(0.1)	(600.0)	(1.2)	—	—
Net earnings attributable to Wolverine World Wide, Inc.	$22.4	$48.7	(54.0)%	$33.8	$129.4	(73.9)%

Diluted earnings per share	$0.27	$0.57	(52.6)%	$0.41	$1.44	(71.5)%
REVENUE
Revenue was $493.1 million for the third quarter of 2020, representing a decline of 14.1% compared to the third quarter of 2019. The change in revenue reflected a 9.9% decline from the Michigan Group and a 19.7% decline from the Boston Group. The Michigan Group’s revenue decline was driven by mid-single digit decline from Merrell®, high-teens decline from Cat®, high-single digit decline from Wolverine®, and a high-fifties decline from Hush Puppies®, partially offset by high-twenties increase from Chaco®. The Boston Group’s revenue decline was driven by high-forties decline from Sperry®, mid-teens decline from Keds®, and a low-twenties decline from Kids’, partially offset by low-teens increase from Saucony®. Changes in foreign exchange rates increased revenue by $2.5 million during the third quarter of 2020. Owned eCommerce revenue increased during the third quarter of 2020 by 56.4% compared to the third quarter of 2019.
Revenue was $1,281.5 million for the first three quarters of 2020, representing a decline of 23.1% compared to the first three quarters of 2019. The change in revenue reflected a 19.9% decline from the Michigan Group and a 26.4% decline from the Boston Group. The Michigan Group’s revenue decline was driven by mid-teens decline from Merrell®, high-twenties decline from Cat®, high-teens decline from Wolverine®, low-teens decline from Chaco®, and a mid-forties decline from Hush Puppies®. The Boston Group’s revenue decline was driven by mid-forties decline from Sperry®, low-single digit decline from Saucony®, mid-twenties decline from Keds®, and a high-twenties decline from Kids’. Changes in foreign exchange rates decreased revenue by $2.4 million during the first three quarters of 2020. Owned eCommerce revenue increased during the first three quarters of 2020 by 59.9% compared to the first three quarters of 2019.

GROSS MARGIN
Gross margin was 41.0% in the third quarter of 2020 compared to 42.4% in the third quarter of 2019. Gross margin was 41.4% in the first three quarters of 2020 compared to 41.6% during the first three quarters of 2019. The decrease in the third quarter and the first three quarters is due to increased closeout sales, the impact of tariffs, and lower royalty revenue, partially offset by improved product mix.
OPERATING EXPENSES
Operating expenses decreased $15.6 million, from $175.0 million in the third quarter of 2019 to $159.4 million in the third quarter of 2020. The decrease was primarily driven by lower selling costs ($9.5 million), lower product development costs ($2.9 million), lower distribution costs ($0.7 million), lower general and administrative costs ($10.3 million), and lower environmental and other related costs, net of insurance recoveries ($7.2 million), partially offset by higher advertising ($6.0 million), higher incentive compensation ($6.3 million), and higher non-operating costs incurred due to the COVID-19 pandemic ($2.9 million).
Operating expenses decreased $53.7 million, from $517.7 million in the first three quarters of 2019 to $464.0 million in the first three quarters of 2020. The decrease was primarily driven by lower selling costs ($29.9 million), lower product development costs ($8.7 million), lower distribution costs ($4.6 million), lower incentive compensation ($1.2 million), lower general and administrative costs ($21.8 million), and lower environmental and other related costs, net of insurance recoveries ($12.3 million), partially offset by higher advertising ($5.9 million) and higher non-operating costs incurred due to the COVID-19 pandemic ($19.1 million).
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $12.8 million in the third quarter of 2020 compared to $8.2 million in the third quarter of 2019. Net interest expense was $31.1 million in the first three quarters of 2020 compared to $21.8 million in the first three quarters of 2019. Interest expense increased in the current year periods due to higher average debt balances in 2020.
Other income was $0.6 million in the third quarter of 2020, compared to $0.9 million in the third quarter of 2019. Other income was $2.9 million in the first three quarters of 2020, compared to $3.2 million in the first three quarters of 2019. The decrease in other income in the first three quarters of 2020 was driven by higher non-service pension costs ($1.5 million) and higher losses from equity method investments ($0.7 million), partially offset by higher sublease income ($0.7 million) and gains on foreign exchange derivatives reclassified from accumulated other comprehensive loss ($1.3 million).
The effective tax rates in the third quarter of 2020 and 2019 were 28.5% and 20.3%, respectively. The effective tax rates in the first three quarters of 2020 and 2019 were 15.5% and 17.9%, respectively. The increase in the effective rate for the current quarterly period reflects a negative impact from current period discrete items, as well as a shift in income between tax jurisdictions with differing tax rates. The decrease in the current year-to-date effective tax rate is driven by the positive impact of discrete items partially offset by the negative impact of a shift in income between jurisdictions with differing tax rates.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as COVID-19 related costs, environmental and other related costs.

The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019	Change	Percent Change	September 26, 2020	September 28, 2019	Change	Percent Change
REVENUE
Wolverine Michigan Group	$287.3	$318.8	$(31.5)	(9.9)%	$752.5	$939.7	$(187.2)	(19.9)%
Wolverine Boston Group	193.8	241.3	(47.5)	(19.7)	498.4	676.8	(178.4)	(26.4)
Other	12.0	14.2	(2.2)	(15.5)	30.6	49.8	(19.2)	(38.6)
Total	$493.1	$574.3	$(81.2)	(14.1)%	$1,281.5	$1,666.3	$(384.8)	(23.1)%

	Quarter Ended				Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019	Change	Percent Change	September 26, 2020	September 28, 2019	Change	Percent Change
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$52.3	$66.0	$(13.7)	(20.8)%	$133.8	$183.8	$(50.0)	(27.2)%
Wolverine Boston Group	33.0	46.5	(13.5)	(29.0)	60.4	115.7	(55.3)	(47.8)
Other	0.7	0.7	—	—	1.0	3.0	(2.0)	(66.7)
Corporate	(43.4)	(44.9)	1.5	3.3	(128.2)	(126.3)	(1.9)	(1.5)
Total	$42.6	$68.3	$(25.7)	(37.6)%	$67.0	$176.2	$(109.2)	(62.0)%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue decreased $31.5 million, or 9.9%, in the third quarter of 2020 compared to the third quarter of 2019. The revenue decline included mid-single digit decline from Merrell®, high-teens decline from Cat®, high-single digit decline from Wolverine®, and a high-fifties decline from Hush Puppies®, partially offset by high-twenties increase from Chaco®. The Chaco® increase is due to consumers shifting to outdoor activities, driving demand for Z-sandals at U.S. wholesale customers and through its owned eCommerce channel. The Michigan Group’s revenue decreased $187.2 million, or 19.9% in the first three quarters of 2020 compared to the first three quarters of 2019. The revenue decline was driven by mid-teens decline from Merrell®, high-twenties decline from Cat®, high-teens decline from Wolverine®, low-teens decline from Chaco®, and a mid-forties decline from Hush Puppies®. The brands that declined in the third quarter and first three quarters of 2020 were negatively effected by customer trends and behavior resulting from the COVID-19 pandemic, partially offset by eCommerce growth.
The Michigan Group’s operating profit decreased $13.7 million in the third quarter of 2020 compared to the third quarter of 2019. The operating profit decline was due to the revenue declines, partially offset by a $4.8 million decrease in selling, general and administrative costs. The Michigan Group’s operating profit decreased $50.0 million in the first three quarters of 2020 compared to the first three quarters of 2019. The operating profit decline was due to the revenue declines, partially offset by a $30.3 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year periods was due to declines in distribution and reductions in employee costs and other discretionary spending in response to the COVID-19 pandemic.
Wolverine Boston Group
The Boston Group’s revenue decreased $47.5 million, or 19.7%, during the third quarter of 2020 compared to the third quarter of 2019. The revenue decline included high-forties decline from Sperry®, mid-teens decline from Keds®, and a low-twenties decline from Kids’, partially offset by low-teens increase from Saucony®. The Saucony® increase is due to continued momentum from consumers engaging in outdoor/healthy lifestyles leading to increased performance footwear revenue at U.S. wholesale customers and through its owned eCommerce channel. The Boston Group’s revenue decreased by $178.4 million, or 26.4%, during the first three quarters of 2020 compared to the first three quarters of 2019. The revenue decline included mid-forties decline from Sperry®, low-single digit decline from Saucony®, mid-twenties decline from Keds®, and a high-twenties decline from Kids’. The brands that declined in the third quarter and first three quarters of 2020 were negatively effected by customer buying trends and behavior resulting from the COVID-19 pandemic, partially offset by eCommerce growth.

The Boston Group’s operating profit decreased $13.5 million in the third quarter of 2020 compared to the third quarter of 2019. The operating profit decline was due to the revenue declines, partially offset by a $5.2 million decrease in selling, general and administrative costs. The Boston Group’s operating profit decreased $55.3 million in the first three quarters of 2020 compared to the first three quarters of 2019. The operating profit decline was due to the revenue declines, partially offset by a $15.2 million decrease in selling, general and administrative costs. The decrease in selling, general and administrative expenses in the current year periods was due to declines in distribution and reductions in employee costs and other discretionary spending in response to the COVID-19 pandemic.
Other
The Other category’s revenue decreased $2.2 million, or 15.5%, in the third quarter of 2020 compared to the third quarter of 2019. The Other category’s revenue decreased $19.2 million, or 38.6%, during the first three quarters of 2020 compared to the first three quarters of 2019. The decrease in the current year periods was due to a decline in the performance leathers business and lower multi-branded stores revenue and third-party sourcing commission revenue resulting from the COVID-19 pandemic.
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 26, 2020	December 28, 2019	September 28, 2019
Cash and cash equivalents	$342.0	$180.6	$125.2
Debt	876.6	798.4	934.0
Available revolving credit facility (1)	794.0	434.3	303.1
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

	Year-To-Date Ended
(In millions)	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$135.5	$16.0
Net cash provided by (used in) investing activities	9.6	(53.4)
Net cash provided by financing activities	15.4	19.4
Additions to property, plant and equipment	6.0	28.7
Depreciation and amortization	23.8	23.3
Liquidity
Cash and cash equivalents of $342.0 million as of September 26, 2020 were $216.8 million higher compared to September 28, 2019. The increase is due primarily to cash provided by operating activities during the previous four quarters of $342.1 million, the issuance of $300.0 million Senior Notes on May 11, 2020 and cash inflows from investing activities of $1.5 million, partially offset by net repayments under the Amended Senior Credit Facility of $353.3 million, cash dividends paid of $33.6 million and share repurchases of $26.0 million. The Company had $794.0 million of borrowing capacity available under the Revolving Credit Facility as of September 26, 2020. Cash and cash equivalents located in foreign jurisdictions totaled $135.8 million as of September 26, 2020.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to reduce debt, pay dividends, and fund organic growth initiatives.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of September 26, 2020, the Company had a reserve of $97.3 million, of which $23.7 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $73.6 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

There is uncertainty regarding the future impact of the COVID-19 pandemic on the Company’s statement of operations and cash flows. The actions the Company has taken and continues to take to improve the Company’s liquidity are discussed above in this Item 2.
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2020, a decrease in net working capital represented a source of cash of $39.2 million. Working capital balances were favorably impacted by a decrease in inventories of $21.6 million, an increase in income taxes payable of $15.1 million, a decrease in other operating assets of $9.9 million, and an increase in other operating liabilities of $3.5 million, partially offset by a decrease in accounts payable of $9.2 million and an increase in accounts receivable of $1.7 million. Operating cash flows were favorably impacted by Environmental and other related costs, net of cash payments and recoveries received of $25.2 million, which included $55.0 million paid by 3M Company during the first quarter of 2020. See Note 15 for additional information regarding this settlement.
Investing Activities
The Company made capital expenditures of $6.0 million and $28.7 million in the first three quarters of 2020 and 2019, respectively, for building improvements, new retail stores and information system enhancements. During the second quarter of 2020, the Company made a cash investment of $3.5 million in joint ventures. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition. See Note 17 for additional information regarding the acquisition. During the second quarter of 2020, the Company received proceeds of $25.6 million from company-owned life insurance policy liquidations.
Financing Activities
On May 5, 2020, the Company entered into a Second Amendment to its senior credit facility. In connection with the Second Amendment, the Company borrowed an incremental $171.0 million in aggregate principal in Incremental Term Loan. The Incremental Term Loan will mature on May 4, 2021 and bears interest at a rate equal either to (i) the applicable base rate plus 1.250% or (ii) LIBOR plus 2.250%. During the third quarter, the Company made voluntary principal repayments of $21.0 million on the Incremental Term Loan. The Amended Senior Credit Facility also includes a $200.0 million term loan facility and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Second Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023.
On May 11, 2020, the Company issued $300.0 million aggregate principal amount of 6.375% Senior Notes due on May 15, 2025 with related interest payments due semi-annually beginning on November 15, 2020. These senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of September 26, 2020, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facility.
The Company’s debt at September 26, 2020 totaled $876.6 million compared to $798.4 million at December 28, 2019. The Company expects to use the increased borrowings for working capital and general corporate purposes. The increased cash position resulted from net incremental borrowings under the Amended Senior Credit Facility and the May 11, 2020 Senior Notes allow for greater financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
The Company repurchased $21.0 million and $314.2 million of shares in the first three quarters of 2020 and 2019, respectively. The Company may purchase up to an additional $487.4 million of shares under its existing common stock repurchase program which expires in 2023. As part of its strategy to increase liquidity and the flexibility of the Company’s capital structure as a result of the COVID-19 pandemic, the Company suspended share repurchases in March 2020. The Company also paid $20.1 million in the first three quarters of 2020 in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans.
The Company declared cash dividends of $0.30 per share and paid cash dividends of $25.4 million in the aggregate, in the first three quarters of 2020 and 2019, respectively.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of September 26, 2020 and September 28, 2019, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $188.3 million and $237.7 million, respectively, with maturities ranging up to 545 and 545 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of September 26, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $1.5 million from their value as of December 28, 2019. As of September 28, 2019, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $0.6 million from their value at December 29, 2018. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of September 26, 2020, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of September 26, 2020, the Company’s total variable-rate debt was $335.0 million and the Company held an interest rate swap agreement, denominated in U.S. dollars, that effectively converted $293.9 million of the Company’s variable-rate-debt to fixed-rate debt.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets both globally and in the United States. This has led to a decline in discretionary spending by consumers and, in turn, a negative effect on the Company’s financial condition and results of operations. The extent to which the COVID-19 pandemic impacts the Company’s business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors outside of our control that the Company cannot currently fully predict or assess, the duration and scope of the pandemic and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; and actions governments, businesses and individuals may take in response to the pandemic. The timing of recovery after the pandemic is also uncertain. The Company’s business has been and could continue to be materially adversely affected by several factors related to the COVID-19 pandemic, including, but not limited to:

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

COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that the Company currently do not consider as presenting significant risks to our operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (June 28, 2020 to August 1, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	9,918	$23.80	—
Period 8 (August 2, 2020 to August 29, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	—	$—	—
Period 9 (August 30, 2020 to September 26, 2020)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	143	$25.91	—
Total for the third Quarter Ended September 26, 2020
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	10,061	$23.83	—
(1)On February 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period. On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. The annual amount of any stock repurchases is restricted under the terms of the Company's Amended Senior Credit Facility and senior notes indenture. As part of the Company’s strategy to increase liquidity and flexibility of its capital structure in response to the COVID-19 pandemic, the Company suspended share repurchases in March 2020.
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

10.1	Employment Agreement between Brendan Hoffman and the Company, dated August 7, 2020.

10.2
Executive Severance Agreement between Brendan Hoffman and the Company, dated August 7, 2020.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2020.

10.3
Indemnification Agreement between Brendan Hoffman and the Company, dated August 7, 2020.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2020.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 5, 2020	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman, Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 5, 2020	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)