Form 10-K
period 2021-01-02
WOLVERINE WORLD WIDE INC /DE/
filed 2021-02-26
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on June 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter: $1,700,312,291. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 12, 2021: 82,479,134.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 6, 2021 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events. In this context, forward-looking statements often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
•the potential effects of the COVID-19 pandemic on the Company’s business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that the Company cannot currently fully predict or assess, including: the duration and scope of the pandemic; the negative impact on global and regional markets, economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; actions that governments, businesses and individuals may take in response to the pandemic; and the effects of the pandemic, including all of the foregoing, on the Company's manufacturers, distributors, suppliers, joint venture partners, wholesale customers and other counterparties. The timing and scope of recovery after the pandemic is also uncertain;
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
•the impact of changes in general economic conditions and/or the credit markets on the Company’s manufacturers, distributors, suppliers, joint venture partners and wholesale customers;
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
•risks of breach of the Company’s databases or other systems, or those of its vendors, which contain certain personal information, payment card data or proprietary information, due to cyberattack or other similar events;
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
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear, Saucony® footwear and apparel, Keds® footwear and the Kids' footwear business, which includes the Stride Rite® licensed business, as well as Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
The Company's reportable segments and related brands are described in more detail below.
1.Wolverine Michigan Group
Merrell®: Merrell® believes in sharing the simple power of being outside – no matter who you are, where you came from, who you love, or how you move — everyone should be welcome in the outdoors and wherever life takes us. Merrell® works each day to build innovative, thoughtfully-designed, rigorously-tested products that over-deliver on quality, comfort, versatility, and style. Merrell® designs and creates footwear, apparel, and accessories for the whole family in categories such as hiking, trail running, training, lifestyle, and work. Merrell® can be found around the world in the Company's own retail stores and on Merrell® eCommerce sites, including merrell.com, and in industry-leading, partner retailers and digital platforms.
Cat® Footwear: Cat® Footwear is driven by the belief that generations of builders, makers and creators can turn challenge into enduring greatness. The Company is the exclusive global footwear licensee of Caterpillar Inc., and for over two decades, Cat® Footwear has been living up to the hardworking spirit of both the Caterpillar® trademark and the millions of consumers who trust the brand. Cat® Footwear originally created a small collection of rugged work boots designed to provide workers with the comfort and durability that met the challenges of the worksite. Today, Cat® Footwear offers a wide range of footwear, including work boots and casual shoes for men, women and children - sold through a global distribution network. CAT®, CATERPILLAR, their respective logos, "Caterpillar Corporate Yellow", as well as corporate product identity used herein, are registered trademarks of Caterpillar Inc.
Wolverine®: For more than 135 years, Wolverine® has existed to support people who forge their own path; men and women who stop at nothing to build the future they want. Wolverine® designs and creates footwear, apparel and accessories across three strategic territories; Work, Outdoor and Heritage. The brand is best known for DuraShocks comfort technology in work boots, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, work specialty, outdoor specialty, department stores and national family stores.
Chaco®: Chaco® has a rich, 30+ year history of creating footwear that’s “Fit For Adventure” of any kind, whether that’s exploring rivers, trails or swerving city streets. Originating as an innovation in the whitewater rafting world, Chaco® now designs footwear for all walks of life in the outdoor and lifestyle communities. The brand's mission is to help people find their way, providing access to new people, places, and experiences that make them more confident in who they are and where they’re headed. That’s why we create footwear that comes with all-terrain versatility, a unique 360° fit, unmatched durability and signature LUVSEAT™ footbed arch support. The MyChacos custom sandal program provides customers an opportunity to express their funky individuality, while the ReChaco program helps reduce their impact on the places they explore by repairing used sandals. Chaco® products are distributed primarily through specialty footwear retailers, the Chaco® eCommerce site, and other leading online and brick and mortar retailers.
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire our consumers to live life on the bright side. The Company believes that optimism is contagious and that by encouraging positivity it can help shape a better world. Hush Puppies® footwear is distributed through wholesale and licensed channels, and through an eCommerce site. In addition, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide.
Bates®: The Bates® brand supplies footwear to military and civilian uniform wearers. Bates® utilizes DuraShocks®, Bates iCS®, Bates Endurance Performance System and other proprietary comfort technologies in the design of Bates® footwear. Bates® supplies military footwear to several foreign countries. Civilian uniform users include police officers, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers and catalog retailers.
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
2.Wolverine Boston Group
Sperry®: Sperry® was founded in 1935 by avid sailor, inventor and intrepid explorer Paul Sperry. The brand is fully rooted in the history of American style and continues to craft the tools for life’s memorable experiences on, off and by the water. From the invention of the world's first boat shoe, Sperry® remains the leader in the boat shoe category, and has also expanded its business into casuals, wet weather, boots and sneakers. The brand is primarily distributed through leading premium and better lifestyle retailers, as well as through Sperry® retail stores and Sperry.com.

Saucony®: Saucony® is a purpose driven performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical needs of runners while delivering on their emotional style needs as well. Saucony innovations include Powerrun+, a cushioning technology system; PWRFOAM midsole, PWRTRAC outsole, and FormFit, an adaptive fit system. Saucony® offers five categories of performance footwear products; Competition, Road, Trail, Train and Walking; as well as the Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. Through Saucony's® Run For Good brand platform and charitable foundation, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers, as well as Saucony® retail stores and an eCommerce site.
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
Kids' Footwear: The Kids' footwear business includes the Stride Rite® licensed business, as well as kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®. With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand. Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are distributed through premium and better lifestyle retailers, outdoor and sporting goods retailers, as well as through an eCommerce site and by a license partner.
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
Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials that foster a consistent message for each of the Company’s core brands across the globe. Each reportable segment has dedicated marketing personnel who develop the marketing strategies for specific brands. Marketing campaigns and strategies vary by brand, but are generally designed to target consumers in order to increase awareness of, and affinity for, the Company’s brands. The Company’s advertisements typically emphasize fashion, comfort, quality, durability, functionality and other performance and lifestyle attributes of the Company’s brands and products. Components of brand-specific marketing plans vary and may include print and radio advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials and sales and technical assistance.
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
Domestic Sales and Distribution
The Company uses a variety of means to support sales to a variety of domestic distribution channels:
•The Company uses a dedicated sales force and customer service team, third party sales representatives and point-of-purchase materials to support domestic sales.
•The Company maintains core in-stock inventories to service department stores, national chains, specialty retailers, catalog retailers, independent retailers, uniform outlets and its own consumer-direct business.
•The Company uses volume direct programs to ship products to retail customers and to provide products at competitive prices to service major retail, catalog, mass merchant and government customers.
•The Company also operates brick and mortar retail stores and eCommerce sites.
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

Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, Hytest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Q Form®, Sperry®, Saucony®, Stride Rite® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license term runs through December 31, 2024 and the Harley-Davidson® license term runs through December 31, 2022. Both licenses are subject to early termination for breach.
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
Seasonality
Prior to the COVID-19 pandemic, the Company’s business was subject to seasonal influences that could cause significant differences in revenue, earnings and cash flows from quarter to quarter. The COVID-19 pandemic resulted in changes in consumer behavior and preferences in fiscal 2020 that have negatively impacted the Company's fiscal 2020 results. The Company expects the seasonal cadence that the Company experienced historically may continue to be affected as a result of these changes in consumer behavior and preferences.
The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal operating cash flows and, as needed, borrowings under the Revolving Credit Facility, included in its Amended Senior Credit Facility as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Competition
The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international footwear marketers, some of whom are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing, ability to control costs and ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
Because of the lack of reliable published statistics, the Company is unable to state with certainty its competitive position in the overall footwear and apparel industries. The non-athletic footwear and apparel markets are highly fragmented and no one company has a dominant market position.
Environmental Matters
The Company uses and generates certain substances and wastes that are regulated or may be deemed hazardous to the environment under certain federal, state and local regulations. The Company works with foreign and domestic federal, state and local agencies from time to time to resolve cleanup issues at various affected sites and other regulatory issues. Financial information regarding the Company’s environmental remediation activities is found in Note 17 to the Company's Consolidated Financial Statements.
Human Capital Resources
Employee Profile: As of January 2, 2021, the Company had approximately 3,400 domestic and foreign production, office and sales employees. One of the Company's Core Values is "Our People Are the Difference," and as such we work to maximize the engagement and contribution of our current workforce and to attract the best talent available from outside the organization when needed.
Talent Recruitment, Retention and Development: Our talent strategy is focused on attracting top talent and continually developing, engaging, investing in and retaining top employees through a variety of retention and development efforts and world class corporate amenities. We strive to hire world class talent, while ensuring opportunities for growth and development for our team members. We recently launched an engaging modern recruitment marketing website to tell our compelling story of opportunity and inclusion. Development starts on day one with an enriching Day 1 experience designed to help employees start off on the right foot from the moment they begin their career with the Company. The Company strives to be one of the best places to work.
In order to maximize engagement and contribution of our team members, we conduct regular pulse and check-in surveys to ensure we are in touch with our team member needs and perspectives. Our annual talent planning process provides invaluable data to help retain top talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
The Company benchmarks its benefits regularly and keeps abreast of the most up-to-date and effective strategies in order to offer a comprehensive and competitive compensation and benefits package that is specific to the employees’ region of employment including annual incentive programs, long-term incentive programs and health and wellness benefits, such as the corporate headquarters' on-site, state of the art Fitness Center, Child Care, and Doggie Day Care facilities for our employees.
The Company believes that leaders should be developed at every stage of their career, from new managers to executives. We have a global leadership development program for all people leaders through partnerships with top educational institutions which focuses both on business leadership and capabilities needed to evolve our businesses, and on people leadership capabilities to build, retain, and inspire top performing teams. As we continue to evolve and transform, the continued development of leaders is viewed as critical to the Company's future success. To enhance the development of employees, the Company offers a wide variety of virtual learning courses, instructor led classes, video libraries, and quick reference documents and provides tuition reimbursement to help employees achieve higher education goals.
Diversity, Equity, and Inclusion: The Company is committed to having a diverse and inclusive workforce which is reflected in the wide range of cultures, religions, ethnicities and nationalities, as well as varied professional and educational backgrounds currently represented at the Company. Because the Company believes in cultivating a well-rounded, diverse workforce, the Company continuously seeks out individuals who reflect and support the goal of maintaining a diverse corporation. We have further prioritized diversity and inclusion by hiring an expert partner to help us build a framework to promote an inclusive environment today and into the future in order to make the Company an even greater place to work.
Health and Safety: The health and safety of the Company's employees is one of its highest priorities. The Company has developed safety protocols to enhance the health and safety of all employees. The Environmental, Health, & Safety Council is composed of representatives from across the Company and coordinates health and safety matters on a real time basis. The Company's focus on the health and safety of its workforce is also evidenced by the actions it has taken in response to the COVID-19 pandemic around the globe, including:
•Increasing employees' work from home flexibility;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols;
•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Implementing temperature screening of employees at the majority of its distribution facilities;
•Establishing new physical distancing procedures for employees who need to be onsite;
•Providing additional personal protective equipment and cleaning supplies;
•Modifying work spaces with plexiglass dividers and touchless faucets;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Prohibiting all domestic and international non-essential travel for all employees; and
•Requiring masks to be worn in all locations where allowed by local law.
The Company distributes its products to a variety of customers, many of which are deemed essential, including customers in the health and safety, critical construction, food and agriculture, and energy sectors. As a result, the majority of the Company's distribution facilities have continued operating since the COVID-19 pandemic began. In order to keep distribution facilities open, the Company invested in creating physically safe work environments for employees.

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
Business and Operational Risks
The COVID-19 pandemic has had a material adverse impact on the Company’s operations and financial results, and such impact could worsen and last for an unknown period of time.
The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and significantly increased the volatility and disruption of financial markets both globally and in the United States. These conditions have led to a decline in discretionary spending by consumers which has had a negative effect on the Company’s financial condition and results of operations. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors outside of the Company's control that the Company cannot currently fully predict or assess, such as; the duration and scope of the pandemic and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; and actions governments, businesses and individuals may take in response to the pandemic. The timing of recovery after the pandemic is also uncertain. The Company’s business has been and could continue to be materially adversely affected by several factors related to the COVID-19 pandemic, including, but not limited to:
•The inability of employees, suppliers and other business providers to carry out tasks at ordinary levels of performance as a result of measures taken to limit the spread of COVID-19, such as those promulgated by governmental authorities.
•Further outbreaks could require the closure of the Company's own and wholesale customers recently reopened retail stores. There can be no assurance whether recently reopened stores will remain open.
•Decreased retail traffic resulting from social distancing measures.
•Negative effects on consumer spending due to general macroeconomic conditions, decreased disposable income and increased unemployment.
•Wholesale and distributor customer order cancellations due to lower consumer demand.
•Decline in the performance or financial condition of the Company’s major wholesale customers as a result of retail store closures, bankruptcy or liquidation.
•Disruption to the operations of the Company’s distribution centers and its third-party manufacturers because of facility closures, reductions in operating hours, labor or material shortages, travel limitations or mass transit disruptions.
•Additional expenses related to mitigating the pandemic’s impact on regular operations.
•Increased cyber security risk due to the increase in the number of employees working remotely.
The disruption to the global economy and the Company's business may lead to triggering events indicating that the carrying value of certain assets, such as long-lived assets, intangibles and goodwill, may not be recoverable. Any required non-cash impairment charges will adversely affect the Company's results of operations.
The COVID-19 pandemic may also affect the Company's operating and financial results in a manner that is not presently known to the Company or that the Company does not currently believe presents significant risks to its operations.
The Company’s operating results could be adversely affected if it is unable to maintain its brands’ positive images with consumers or anticipate, understand and respond to changing footwear and apparel trends and consumer preferences.
Consumer preferences and, as a result, the popularity of particular designs and categories of footwear and apparel, generally change over time. The Company’s success depends in part on its ability to maintain its brands’ positive images, and the ability to anticipate, understand and respond to changing footwear and apparel trends and consumer preferences in a timely manner. The Company’s efforts to maintain and improve its competitive position by monitoring and timely and appropriately responding to changes in consumer preferences, increasing brand awareness and enhancing the style, comfort and perceived value of its products may not be successful. If the Company is unable to maintain or enhance the images of its brands or if it is unable to timely and appropriately respond to changing consumer preferences and evolving footwear and apparel trends, consumers may consider its brands’ images to be outdated and associate its brands with styles that are no longer popular, which would decrease demand for its products. Such failures could result in reduced sales, excess inventory, trade name impairments, lower gross margin and other adverse impacts on the Company’s operating results.
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
Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency exchange rate fluctuations, changing economic conditions, expropriation, nationalization, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Various factors could significantly interfere with the Company’s ability to source its products, including adverse developments in trade or political relations with China or other countries where it sources its products, or a shift in these countries' manufacturing capacities away from footwear and apparel to other industries. Other adverse developments, such as the COVID-19 pandemic, could cause significant production and shipping delays. Any of these events could have an adverse effect on the Company’s business, results of operations and financial position and, in particular, on the Company’s ability to meet customer demands and produce its products in a cost-effective manner.
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

The Company’s consumer-direct operations continue to require, substantial investment and commitment of resources and are subject to numerous risks, and uncertainties.
The Company’s consumer-direct operations, including its brick and mortar locations as well as its eCommerce and mobile channels, require substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar consumer-direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs. The success of its consumer-direct operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels, reductions in mall traffic and the Company’s ability to effectively develop its eCommerce and mobile channels. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer-direct business, as well as damage its reputation and brands, and could have an adverse effect on the Company’s results of operations and financial position.
The Company’s reputation and competitive position depend on its third-party manufacturers, distributors, licensees and others complying with applicable laws and ethical standards.
The Company cannot ensure that its independent contract manufacturers, third-party distributors, third-party licensees and others with which it does business comply with all applicable laws and ethical standards relating to working conditions and other matters. If a party with which the Company does business is found to have violated applicable laws or ethical standards, the Company could be subject to negative publicity that could damage its reputation, negatively affect the value of its brands and subject the Company to legal risks.
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
The Company relies on owned or independently operated distribution facilities to transport, warehouse and ship products to its customers. The Company’s logistics and distribution systems include computer-controlled and automated equipment, which are subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of the Company’s products are distributed from a relatively small number of locations. These operations could be interrupted by earthquakes, floods, fires or other natural disasters near its distribution centers or other events over which the Company has no control, such as the COVID-19 pandemic. The Company’s business interruption insurance may not adequately protect the Company from the adverse effects that could be caused by significant disruptions affecting its distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, the Company’s distribution capacity depends upon the timely performance of services by third parties, including the transportation of products to and from the Company’s distribution facilities. If the Company encounters problems affecting its distribution system, its results of operations and its ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

The Company faces risks associated with its growth strategy and acquiring businesses.
The Company has expanded its products and markets in part through strategic acquisitions and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits of the acquisition on a timely basis or at all; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company may not be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. In addition, the Company may not consummate a potential acquisition for a variety of reasons, but still incur material costs in connection with an acquisition that it cannot recover. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on the Company’s business, results of operations and financial position.
The Company’s international operations may be affected by legal, regulatory, political and economic risks.
The Company’s ability to conduct business in new and existing international markets is subject to legal, regulatory, political and economic risks. These include:
•the burdens of complying with foreign laws and regulations, including trade and labor restrictions;
•compliance with U.S. and other countries’ laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;
•unexpected changes in regulatory requirements; and
•new tariffs or other barriers in some international markets, including China.
The Company is also subject to general political and economic risks in connection with its international operations, including:
•political instability and terrorist attacks;
•differences in business culture;
•different laws governing relationships with employees and business partners;
•changes in diplomatic and trade relationships, including with China; and
•general economic fluctuations in specific countries or markets.
The Company cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of the Company's products in the future, or what effect any of these actions would have, if any, on the Company’s business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have an adverse effect on the Company’s business in the future or may require the Company to exit a particular market or significantly modify the Company's current business practices.
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
In addition, the Company's foreign subsidiaries purchase products in U.S. dollars and the cost of those products will vary depending on the applicable foreign currency exchange rate, which will impact the price charged to customers. The Company’s foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers and in turn, impacts the amount of royalties paid to the Company in U.S. dollars. As the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits denominated in foreign currencies are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. The

Company may seek to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, but the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on the Company’s business and results of operations.
The Company’s quarterly sales and earnings may fluctuate, and the Company or securities analysts may not accurately estimate the Company’s financial results, which may result in volatility in, or a decline in, the Company's stock price.
The Company’s quarterly sales and earnings can vary due to a number of factors, many of which are beyond the Company’s control, including the following:
•In the wholesale business, sales of footwear depend on orders from major customers, who may change delivery schedules, change the mix of products they order or cancel orders without penalty.
•Changes to the Company's estimated annual tax rate which is based on projections of its domestic and international operating results for the year, which the Company reviews and revises as necessary each quarter.
•The Company's earnings are also sensitive to a number of factors that are beyond the Company’s control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.
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
The Company competes with a large number of wholesalers, and retailers of footwear and apparel, and consumer-direct footwear and apparel companies. Many of the Company’s competitors have greater resources and larger customer and consumer bases, are able, or elect, to sell their products at lower prices, or have greater financial, technical or marketing resources than the Company, particularly its competitors in the apparel and consumer-direct businesses. The Company’s competitors may own or license brands with greater name recognition; implement more effective marketing campaigns; adopt more aggressive pricing policies; make more attractive offers to potential employees, distribution partners and manufacturers; or respond more quickly to changes in consumer preferences. The Company’s continued ability to sell its products at competitive prices and to meet shifts in consumer preferences quickly will affect its future sales. If the Company is unable to respond effectively to competitive pressures, its results of operations and financial position may be adversely affected.
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
Changes in general economic conditions and/or the credit markets affecting the Company's distributors, suppliers and retailers could adversely affect the Company’s results of operations and financial position.
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
The Company’s products are marketed in approximately 170 countries and territories, and the Company sources a substantial majority of its products from foreign countries. Concerns regarding acts of terrorism or regional and international conflicts and concerns regarding public health threats, such as the COVID-19 pandemic, have created and may in the future create significant global economic and political uncertainties that may have adverse effects on consumer demand, acceptance of U.S. brands in international markets, foreign sourcing of products, shipping and transportation, product imports and exports and the sale of products in foreign markets, any of which could adversely affect the Company’s ability to source, manufacture, distribute and sell its products.
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
Financial Risks
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
The Company’s ability to competitively price its products depends on the prices of commodities, such as cotton, leather, rubber, petroleum, cattle, pigskin hides, and other raw materials, used to make and transport its products, as well as the prices of equipment, labor, transportation and shipping, insurance and health care. The cost of commodities, equipment, services and materials is subject to change based on availability and general economic and market conditions that are difficult to predict. Various conditions, such as diseases affecting the availability of leather, affect the cost of the footwear marketed by the Company. Increases in costs for commodities, equipment, services and materials used in production could have a negative impact on the Company’s results of operations and financial position.
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
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations, such as the impairment recorded associated with the Sperry trade name recorded in fiscal 2020.
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
Legal and Regulatory Risks
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
The protection of the Company’s customer, associate and Company data is critically important to the Company. The Company relies on its networks, databases, systems and processes, as well as those of third parties such as vendors, to protect its proprietary information and information about its customers, employees and vendors. The Company’s customers and associates have a high expectation that the Company will adequately safeguard and protect their sensitive personal information. The Company's operations have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of the Company’s business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete or modify the Company’s private and sensitive third-party or employee information. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of the Company’s networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of the Company’s customers’ sensitive information, or data belonging to it or its suppliers, could put it at a competitive disadvantage, result in deterioration of its customers’ confidence in it, and subject it to potential litigation, liability, fines and penalties, resulting in a possible adverse impact on its financial condition and results of operations. While the Company's insurance coverage may be insufficient to cover all losses and would not remedy damage to the Company's reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, the Company could be held liable to its customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect the Company’s reputation and its results of operations and financial position. In addition, if the Company is unable to comply with bank and PCI security standards, it may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect the Company’s consumer-direct operations.
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
The Company may be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. For example, regulatory actions, punative class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 17 to the consolidated financial statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.
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
The Company’s marketing programs, eCommerce initiatives and use of consumer information are governed by an evolving set of laws, industry standards and enforcement trends and unfavorable changes in those laws, standards or trends, or the Company’s failure to comply with existing or future laws, could negatively impact the Company’s business and results of operations.
The Company collects, maintains and uses data provided to it through its online activities and other consumer interactions in its business. The Company’s current and future marketing programs depend on its ability to collect, maintain and use this information, and its ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws, industry standards and enforcement trends. The Company strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If the Company is not able to comply with any applicable requirements, the Company reputation could be negatively impacted and the Company may be subject to proceedings or actions against it by governmental entities or others.
In addition, as data privacy and marketing laws change, the Company may incur additional costs to ensure it remains in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, the Company’s compliance costs may increase, the Company’s ability to effectively engage customers via personalized marketing may decrease which could potentially impact growth.
Because the Company processes and transmits payment card information, the Company is subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. The Company is required by payment card network rules to comply with the Standard, and the Company’s failure to do so may result in fines or restrictions on its ability to accept payment cards. Under certain circumstances specified in the payment card network rules, the Company may be required to submit to periodic audits, self-assessments or other assessments of its compliance with the Standard. Such activities may reveal that the Company has failed to comply with the Standard. If an audit, self-assessment or other test determines that the Company needs to take steps to remediate any deficiencies, such remediation efforts may require it to undertake remediation efforts. In addition, even if the Company complies with the Standard, there is no assurance that it will be protected from a security breach. Further, changes in technology and processing procedures may result in changes in the Card Rules. Such changes may require the Company to make significant investments in operating systems and technology that may impact business. Failure to keep up with changes in technology could impact growth opportunities. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.
The Company is also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on the Company's operations. For example, the General Data Protection Regulation ("GDPR"), which applies in all European Union member states introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we collect, process and transfer, and we have put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. In addition, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and limits how we may collect and use personal data. The effects of the CCPA governs the Company's data processing practices and policies.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 307,000 square feet in Rockford, Michigan, as well as a leased facility of approximately 117,000 square feet in Waltham, Massachusetts. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 468,000 square feet in Howard City, Michigan; a leased distribution center of approximately 268,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.

The Company also leases or owns offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 97 retail stores primarily through leases with various third-party landlords in the U.S. that collectively occupy approximately 266,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
Item 3.     Legal Proceedings
The Company is involved in litigation and various legal matters arising in the normal course of business, including certain environmental compliance activities. For a discussion of legal matters, see Note 17 to the Company's Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplemental Item.        Information about Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2021. The information provided below the table lists the business experience of each such Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Joelle Grunberg	49	President, Global Brand - Sperry
Kyle L. Hanson	55	Senior Vice President, General Counsel and Secretary
Brendan L. Hoffman	52	President
Christopher E. Hufnagel	48	President, Global Brand - Merrell
Michael Jeppesen	61	President, Global Operations Group
Amy M. Klimek	47	Senior Vice President, Global Human Resources
Blake W. Krueger	67	Chairman of the Board, Chief Executive Officer
Michael D. Stornant	54	Senior Vice President, Chief Financial Officer and Treasurer
James D. Zwiers	53	Executive Vice President and President, Global Operations Group
Joelle Grunberg has served the Company as President, Sperry since February 2020. From June 2015 through February 2020, she was President and Chief Executive Officer, Lacoste North and Central America, a global apparel brand and retailer.
Kyle L. Hanson has served the Company as Senior Vice President, General Counsel and Secretary since June 2018. From March 2014 through June 2018, she was Vice President, General Counsel and Corporate Secretary at The Buckle, Inc., a publicly traded footwear and apparel retailer.
Brendan L. Hoffman has served the Company as President since September 2020. From October 2015 through August 2020, he was the Chief Executive Officer and President of Vince Holding Corp., a publicly-traded global apparel brand and retailer.

Christopher E. Hufnagel has served the Company as President, Merrell since September 2019. From July 2018 through September 2019, he served as President, CAT Footwear. From January 2013 through July 2018, he served as Senior Vice President and Head of Corporate Strategy.
Michael Jeppesen has served the Company as President, Global Operations Group since January 2012. From April 2016 through January 2019, he also served as President, Wolverine Heritage Group. As announced in January 2021, Mr. Jeppesen will be retiring in mid-2021.
Amy M. Klimek has served the Company as Senior Vice President, Global Human Resources since May 2016. From October 2014 to May 2016, she served as Vice President of Human Resources.
Blake W. Krueger has served the Company as Chief Executive Officer and President from April 2007 to January 2010; as Chairman, Chief Executive Officer, and President from January 2010 to September 2020; and as Chairman and Chief Executive Officer from September 2020 to the present.
Michael D. Stornant has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since June 2015. From January 2013 through June 2015, he served as Vice President, Corporate Finance.

James D. Zwiers has served the Company as Executive Vice President since February 2017. From February 2016 through February 2017, he served as President, Wolverine Outdoor & Lifestyle Group. From June 2014 through February 2016, he served as Senior Vice President and President, International Group. In January 2021, Mr. Zwiers succeeded Mr. Jeppesen as President, Global Operations Group.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 12, 2021, was 1,073.
A quarterly dividend of $0.10 per share was declared on February 9, 2021. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2021.
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
Five-Year Cumulative Total Return Summary

DOLLARS
300
250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Wolverine World Wide, Inc.
S&P SmallCap 600 Index
S&P 600 Footwear Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2020.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (September 27, 2020 to October 31, 2020)
Common Stock Repurchase Program (1)	—	$—	—	$487,440,708
Employee Transactions (2)	1,586	$27.11
Period 11 (November 1, 2020 to November 28, 2020)
Common Stock Repurchase Program (1)	—	$—	—	$487,440,708
Employee Transactions (2)	2,031	$30.14
Period 12 (November 29, 2020 to January 2, 2021)
Common Stock Repurchase Program (1)	—	$—	—	$487,440,708
Employee Transactions (2)	142,531	$31.77
Total for the fourth Quarter Ended January 2, 2021
Common Stock Repurchase Program (1)	—		—	$487,440,708
Employee Transactions (2)	146,148	$31.70
(1)On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million available for repurchases under the previous program at such time. There have been $26.0 million common stock repurchases after the Board of Director authorization. The annual amount of any stock repurchases is restricted under the terms of the Credit Agreement and senior notes indenture.
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
Item 6.     Selected Financial Data
Five-Year Operating and Financial Summary (1)

	Fiscal Year
(In millions, except per share data)	2020	2019	2018	2017	2016
Summary of Operations
Revenue	$1,791.1	$2,273.7	$2,239.2	$2,350.0	$2,494.6
Net earnings attributable to Wolverine World Wide, Inc.	(136.9)	128.5	200.1	0.3	87.7
Net earnings per share of common stock:
Basic net earnings (2)	$(1.70)	$1.48	$2.07	$—	$0.90
Diluted net earnings (2)	(1.70)	1.44	2.05	—	0.89
Cash dividends declared	0.40	0.40	0.32	0.24	0.24
Financial Position at Year-End
Total assets	$2,137.4	$2,480.0	$2,183.1	$2,399.0	$2,431.7
Debt	722.5	798.4	570.5	782.6	820.7
(1)This summary should be read in conjunction with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.
(2)Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the year after adjustment for unvested restricted common stock. Diluted earnings per share assume the exercise of dilutive stock options and the vesting of all outstanding restricted stock and units.

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
The Company’s brands are marketed in approximately 170 countries and territories at January 2, 2021, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At January 2, 2021, the Company operated 97 retail stores in the U.S. and Canada and 37 consumer-direct eCommerce sites.
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2020 and 2019. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2019 and 2018 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 26, 2020.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has had a negative effect on the global economy and on the Company’s 2020 operating and financial results. The full financial effects of the COVID-19 pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken the following proactive and precautionary measures to mitigate known areas of risk and navigate the future environment:
•To increase liquidity and flexibility of the Company’s capital structure, the Company borrowed $171 million in incremental 364-day term loan under its senior credit facility and by the end of the fourth quarter the amount had been repaid, and sold $300 million of 6.375% senior notes (refer to Note 7, “Debt”), delayed most capital projects, suspended share repurchases, implemented select employee furloughs and organizational changes, compensation changes for the Company's management team and Board of Directors, delayed or canceled certain future product purchases across its portfolio of brands, took additional steps to reduce discretionary spending and other expenditures, and initiated conversations with landlords to seek lease concessions. Lease concessions have been received for some of the Company’s leased properties and other discussions are still ongoing.
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
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company’s financial results. Expenses related to the COVID-19 pandemic in fiscal year 2020 include $10.9 million of severance expenses, $8.5 million of credit loss expenses related to accounts receivable, $5.5 million of expenses in connection with the Company's credit facility refinance and an interest rate swap termination, $4.4 million of inventory charges, $3.9 million of air freight charges related to production delays, $3.6 million in connection with facility exit costs and $6.4 million for other costs.
The full nature and extent of the impact of the pandemic on the Company's business will depend on future developments, including, among other things; the continued spread and duration of the pandemic; the negative impact on global and regional economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on the Company’s manufacturers, distributors, suppliers, joint venture partners, wholesale customers and other counterparties, and how quickly the global economy and demand for the Company's products recovers after the pandemic subsides. The Company continues to monitor the situation closely.

2020 FINANCIAL OVERVIEW
•Revenue was $1,791.1 million for 2020, representing a decrease of 21.2% compared to the prior year's revenue of $2,273.7 million. The decrease reflects a 19.1% decline from the Michigan Group and a 23.6% decline from the Boston Group. Changes in foreign exchange rates decreased revenue by $0.5 million during 2020. Owned eCommerce revenue increased 49.9% during 2020 compared to 2019.
•Gross margin for 2020 was 41.1%, an increase of 50 basis points from 2019.
•The effective tax rate in 2020 was 24.7%, compared to 11.7% in 2019.
•Diluted loss per share for 2020 was $1.70, compared to a diluted earnings per share $1.44 for 2019.
•The Company declared cash dividends of $0.40 per share in 2020 and 2019.
•Cash flow provided by operating activities was $309.1 million and $222.6 million for 2020 and 2019, respectively.
•Compared to the prior year, inventory decreased $105.1 million, or 30.2%.

RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2020	2019	Percent Change
Revenue	$1,791.1	$2,273.7	(21.2)%
Cost of goods sold	1,055.5	1,349.9	(21.8)%
Gross profit	735.6	923.8	(20.4)%
Selling, general and administrative expenses	639.4	669.3	(4.5)%
Impairment of intangible assets	222.2	—	—
Environmental and other related costs, net of recoveries	11.1	83.5	(86.7)%
Operating profit (loss)	(137.1)	171.0	(180.2)%
Interest expense, net	43.6	30.0	45.3%
Debt extinguishment, interest rate swap termination, and other costs	5.5	—	—
Other income, net	(2.1)	(4.9)	(57.1)%
Earnings (loss) before income taxes	(184.1)	145.9	(226.2)%
Income tax expense (benefit)	(45.5)	17.0	(367.6)%
Net earnings (loss)	(138.6)	128.9	(207.5)%
Less: net earnings (loss) attributable to noncontrolling interests	(1.7)	0.4	(525.0)%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(136.9)	$128.5	(206.5)%
Diluted earnings (loss) per share	$(1.70)	$1.44	(218.1)%
REVENUE
Revenue was $1,791.1 million for 2020, representing a decline of 21.2% compared to the prior year's revenue of $2,273.7 million. The change in revenue reflected a 19.1% decline from the Michigan Group and a 23.6% decline from the Boston Group. The Michigan Group's revenue decline was driven by mid-teens decline from Merrell®, low-thirties decline from Cat®, low-teens decline from each of Wolverine® and Chaco®, low-twenties decline from Bates®, mid-thirties decline from Hytest®, and mid-forties decline from Hush Puppies®. The Boston Group’s revenue decline was driven by high-thirties decline from Sperry® and high-twenties decline from each of Keds® and Kids’. International revenue represented 31.1%, and 33.7% of total reported revenues in 2020 and 2019 respectively. Changes in foreign exchange rates decreased revenue by $0.5 million during 2020. Owned eCommerce revenue increased during 2020 by 49.9% compared to 2019.
GROSS MARGIN
For 2020, the Company’s gross margin was 41.1%, compared to 40.6% in 2019. The gross margin increase was driven by favorable product mix including higher margin eCommerce revenue (180 basis points) and favorable LIFO adjustment resulting from liquidation of historical LIFO layers from the decline in inventory (15 basis points), partially offset by lower international royalties (75 basis points), incremental tariffs (50 basis points), and higher non-operating costs due to the COVID-19 pandemic (35 basis points).
OPERATING EXPENSES
Operating expenses increased $119.9 million in 2020, to $872.7 million. The increase was driven by the impairment of intangible assets ($222.2 million), higher non-operating costs incurred due to the COVID-19 pandemic ($21.8 million), higher advertising costs ($16.2 million), and higher incentive compensation costs ($7.4 million). These increases were partially offset by lower environmental and other related costs, net of recoveries ($72.4 million), lower selling costs ($35.1 million), lower general and administrative costs ($24.4 million), lower product development costs ($10.3 million), and lower distribution costs ($5.5 million).
INTEREST, OTHER AND TAXES
Net interest expense was $43.6 million in 2020 compared to $30.0 million in 2019. Interest expense increased in the current year due to higher average debt balances in 2020.
The Company incurred a $4.9 million expense in connection with the termination of the interest rate swap and $0.6 million expense in connection with the Company's refinancing activities.

The effective tax rate in 2020 was 24.7%, compared to 11.7% in 2019. The higher effective tax rate in 2020 reflects the positive net impact from one-time discrete items combined with a shift in income between tax jurisdictions with differing tax rates.
Other income was $2.1 million in 2020 compared to $4.9 million in 2019. The decrease was driven by higher non-service pension costs ($2.0 million) and higher losses from equity method investments ($1.3 million), partially offset by higher sublease income ($0.8 million).
REPORTABLE SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear, Saucony® footwear and apparel, Keds® footwear and the Kids' footwear business, which includes the Stride Rite® licensed business, as well as Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses such as costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs.
The reportable segment results for years 2020 and 2019 are as follows:

	Fiscal Year
(In millions)	2020	2019	Change	Percent Change
REVENUE
Wolverine Michigan Group	$1,051.0	$1,299.7	$(248.7)	(19.1)%
Wolverine Boston Group	696.0	910.9	(214.9)	(23.6)%
Other	44.1	63.1	(19.0)	(30.1)%
Total	$1,791.1	$2,273.7	$(482.6)	(21.2)%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$179.9	$244.8	$(64.9)	(26.5)%
Wolverine Boston Group	88.1	153.8	(65.7)	(42.7)%
Other	1.6	2.9	(1.3)	(44.8)%
Corporate	(406.7)	(230.5)	(176.2)	76.4%
Total	$(137.1)	$171.0	$(308.1)	(180.2)%
Further information regarding the reportable segments can be found in Note 18 to the consolidated financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue decreased $248.7 million, or 19.1%, in 2020 compared to 2019. The decline as driven by mid-teens decline from Merrell®, low-thirties decline from Cat®, low-teens decline from each of Wolverine® and Chaco®, low-twenties decline from Bates®, mid-thirties decline from Hytest®, and mid-forties decline from Hush Puppies®. The decline across all brands is due to the COVID-19 pandemic, partially offset by eCommerce growth.
The Michigan Group’s operating profit decreased $64.9 million, or 26.5%, in 2020 compared to 2019. The operating profit decline was due to the revenue declines, partially offset by a 70 basis point increase in gross margin and a $30.0 million decrease in selling, general and administrative costs. The increase in gross margin in the current year period was due improved product mix including higher margin eCommerce sales, partially offset by increased tariffs. The decrease in selling, general and administrative expenses in the current year period was due to reductions in employee costs and other discretionary spending in response to the COVID-19 pandemic.
Wolverine Boston Group
The Boston Group’s revenue decreased $214.9 million, or 23.6%, in 2020 compared to 2019. The decline was driven by high-thirties decline from Sperry® and high-twenties decline from each of Keds® and Kids’. The decline across all brands is due to the COVID-19 pandemic, partially offset by eCommerce growth.

The Boston Group’s operating profit decreased $65.7 million, or 42.7%, in 2020 compared to 2019. The operating profit decline was due to the revenue declines, partially offset by a 150 basis point increase in gross margin and a $13.2 million decrease in selling, general and administrative costs. The increase in gross margin in the current year period was due improved product mix including higher margin eCommerce sales, partially offset by increased tariffs. The decrease in selling, general and administrative expenses in the current year period was due to reductions in employee costs and other discretionary spending in response to the COVID-19 pandemic.
Other
The Other category's revenue decreased $19.0 million, or 30.1%, in 2020 compared to 2019. The decline is due to high-twenties decline in the performance leathers business due to the COVID-19 pandemic.
Corporate
Corporate expenses increased $176.2 million in 2020 compared to 2019 due to the impairment of the Sperry trade name ($222.2 million) and higher non-operating costs due to the COVID-19 pandemic ($29.3 million), partially offset by lower environmental and other related costs ($72.4 million). Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry trade name impairment.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2020	2019
Cash and cash equivalents	$347.4	$180.6
Debt	722.5	798.4
Available Revolving Credit Facility (1)	793.9	434.3
Net cash provided by operating activities	309.1	222.6
Net cash provided by (used in) investing activities	6.1	(61.5)
Net cash used in financing activities	(154.0)	(124.6)
Additions to property, plant and equipment	10.3	34.4
Depreciation and amortization	32.8	32.7
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Credit Facility.
Liquidity
Cash and cash equivalents of $347.4 million as of January 2, 2021 were $166.8 million higher compared to December 28, 2019. The increase is due primarily to cash provided by operating activities of $309.1 million, cash provided by investing activities of $6.1 million, partially offset by net repayments of debt of $72.5 million, cash dividends paid of $33.6 million, share repurchases of $21.0 million, and shares acquired related to employee stock plans of $24.8 million. The Company had $793.9 million of borrowing capacity available under the Revolving Credit Facility as of January 2, 2021. Cash and cash equivalents located in foreign jurisdictions totaled $125.7 million as of January 2, 2021.
Cash flow from operating activities, along with the Revolving Credit Facility capacity, are expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, and pay dividends.
A detailed discussion of environmental remediation costs is found in Note 17 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of January 2, 2021, the Company has a reserve of $101.8 million, of which $23.6 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $78.2 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.

Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2020 was higher compared to 2019, due primarily to a decrease in net working capital representing a source of cash of $187.9 million. Working capital balances were favorably impacted by a decrease in inventories of $107.2 million, a decrease in accounts receivable of $64.8 million, an increase in other operating liabilities of $27.9 million, and a decrease in other operating assets of $7.4 million, partially offset by a decrease in accounts payable of $18.9 million. Operating cash flows were favorably impacted by Environmental and other related costs, net of cash payments and recoveries received, of $31.5 million, which included $55.0 million paid by 3M Company during the first quarter of 2020. See Note 17 for additional information regarding this settlement payment.
Investing Activities
The Company made capital expenditures of $10.3 million and $34.4 million in years 2020 and 2019 respectively, for building improvements, new retail stores and information system enhancements. Capital expenditures were lower in 2020 compared to 2019 due to reductions in non-essential capital spending in response to the COVID-19 pandemic.
The Company made a cash investment of $3.5 million and $8.5 million in joint ventures in years 2020 and 2019 respectively. The Company made a contingent consideration payment of $5.5 million during 2020 related to the Saucony® Italy distributor acquisition. The Company's initial cash payment for the business acquisition was $15.1 million paid in 2019. See Note 19 for additional information regarding the acquisition. The Company received proceeds of $26.8 million from company-owned life insurance policy liquidations.
Financing Activities
On May 5, 2020, the Company entered into a Second Amendment to its senior credit facility. In connection with the Second Amendment, the Company borrowed an incremental $171.0 million in aggregate principal in Incremental Term Loan. The Incremental Term Loan was repaid in full by the end of fiscal 2020. The Amended Senior Credit Facility also includes a $200.0 million term loan facility and a $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Second Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility of $6.1 million as of January 2, 2021. The outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
On May 11, 2020, the Company issued $300.0 million aggregate principal amount of 6.375% senior notes due on May 15, 2025 related interest payments are due semi-annually beginning on November 15, 2020. These senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of January 2, 2021, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at January 2, 2021 totaled $722.5 million, compared to $798.4 million at December 28, 2019. The decrease was due to repayments on the Revolving Credit Facility of $360.0 million and scheduled principal payments on Term Loan A of $12.5 million, partially offset by the $300.0 million 6.375% senior notes issued.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the applicable facility is subject to approval by the lender. There were no borrowings against this facility at January 2, 2021.
The Company repurchased $21.0 million and $319.2 million of Company common stock in years 2020 and 2019 respectively, under stock repurchase plans. The Company may purchase up to an additional $487.4 million of shares under its existing stock repurchase program which expires in 2023. As part of its strategy to increase liquidity and the flexibility of the Company’s capital structure as a result of the COVID-19 pandemic, the Company temporarily suspended share repurchases in March 2020. In addition to the stock repurchase program activity, the Company acquired $24.8 million and $16.9 million of shares in years

2020 and 2019 respectively, in connection with shares or units withheld to pay employee taxes related to stock-based compensation plans.
The Company declared cash dividends of $0.40 per share for each of fiscal 2020 and 2019. Dividends paid totaled $33.6 million and $33.6 million for 2020 and 2019, respectively. A quarterly dividend of $0.10 per share was declared on February 9, 2021 to shareholders of record on April 1, 2021.
NEW ACCOUNTING STANDARDS
See Note 2 to the Company's Consolidated Financial Statements for information related to new accounting standards.
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
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the purchase, shipment or delivery of branded products or to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The point of purchase or shipment was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods. Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel.
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended January 2, 2021, related to the Company’s contract liabilities, was nominal.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable that represents estimated losses resulting from its customers’ failure to make required payments. Company management evaluates the allowance for credit losses based on a review of current customer status and historical collection experience along with current and reasonable supportable forecasts of future economic conditions.

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
For goodwill, if the estimated fair value of the reporting unit exceeds its carrying value, no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, the Company records an impairment charge equal to the excess of the recorded goodwill over the fair value of the goodwill.
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
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the year for all reporting units. The Company did not recognize any impairment charges for goodwill during years 2020, 2019 and 2018. No impairment charges were recognized for the Company's intangible assets during years 2019 and 2018. In the fourth quarter of 2020, after the completion of the annual impairment testing, the Company recorded a $222.2 million impairment charge for the Sperry trade name. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry trade name impairment.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. No impairment charges were recognized for the Company's long-lived assets during years 2020, 2019 and 2018.
Environmental
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual affected site. The costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company records adjustments to the estimated costs if there are changes in the scope of the required remediation activity, extent of contamination, governmental regulations or remediation technologies. Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred. Refer to Note 17, “Litigation and Contingencies” for additional discussion on estimated environmental remediation costs.
Assets related to potential recoveries from other responsible parties are recognized when a definitive agreement is reached and collection of cash is realizable. Recoveries of covered losses under insurance policies are recognized only when realization of the claim is deemed realized or realizable.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 2.85% at January 2, 2021, compared to 3.60% at December 28, 2019. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.75% for both fiscal 2020 and 2019. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
On a periodic basis, the Company estimates the full year effective tax rate and records a quarterly income tax provision in accordance with the projected full year rate. As the year progresses, that estimate is refined based upon actual events and the distribution of earnings in each tax jurisdiction during the year. This continual estimation process periodically results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the revised anticipated annual rate.
The Company intends to repatriate cash held in foreign jurisdictions and has recorded a deferred tax liability related to estimated state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 2, 2021.

CONTRACTUAL OBLIGATIONS
As of January 2, 2021, the Company had the following payments under contractual obligations due by period:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$899.6	$46.9	$242.9	$351.5	$258.3
Operating lease obligations	211.1	33.9	51.2	35.8	90.2
Purchase obligations (2)	550.6	550.6	—	—	—
Supplemental Executive Retirement Plan	42.2	3.8	8.0	8.3	22.1
Deferred compensation	1.6	0.4	0.8	0.3	0.1
Dividends declared	8.3	8.3	—	—	—
Municipal water improvements (3)	59.8	13.2	46.6	—	—
TCJA transition obligation	27.9	0.2	16.1	11.6	—
Minimum royalties	3.5	1.7	1.8	—	—
Minimum advertising	13.8	3.3	6.9	3.6	—
Total (4)	$1,818.4	$662.3	$374.3	$411.1	$370.7
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of January 2, 2021. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of the approved Consent Decree, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. During 2020, the Company made payments of $9.7 million towards the total cap. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at January 2, 2021 is $5.5 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At January 2, 2021 and December 28, 2019, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $250.7 million and $253.6 million, respectively, with maturities ranging up to 538 and 545 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At January 2, 2021, a weaker U.S. dollar compared to certain foreign currencies, increased the value of these investments in net assets by $10.8 million from their value at December 28, 2019. At December 28, 2019, a weaker U.S. dollar compared to foreign currencies, increased the value of these investments in net assets by $5.4 million from their value at December 29, 2018. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. The hedge had a notional amount of $79.8 million as of January 2, 2021 and will mature on September 1, 2021.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on the Incremental Term Loan borrowings and any borrowings under the Revolving Credit Facility. The Company’s total variable-rate debt was $180.0 million at January 2, 2021. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $0.7 million. The Company had an interest rate swap arrangement to mitigate interest volatility with regard to variable rate borrowings under the senior credit facility which was terminated during 2020. Refer to Note 11 for additional information on the termination.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2020	2019	2018
Revenue	$1,791.1	$2,273.7	$2,239.2
Cost of goods sold	1,055.5	1,349.9	1,317.9
Gross profit	735.6	923.8	921.3
Selling, general and administrative expenses	639.4	669.3	654.1
Impairment of intangible assets	222.2	—	—
Environmental and other related costs, net of recoveries	11.1	83.5	15.3
Operating profit (loss)	(137.1)	171.0	251.9
Other expenses:
Interest expense, net	43.6	30.0	24.5
Debt extinguishment, interest rate swap termination, and other costs	5.5	—	0.6
Other income, net	(2.1)	(4.9)	(0.6)
Total other expenses	47.0	25.1	24.5
Earnings (loss) before income taxes	(184.1)	145.9	227.4
Income tax expense (benefit)	(45.5)	17.0	27.1
Net earnings (loss)	(138.6)	128.9	200.3
Less: net earnings (loss) attributable to noncontrolling interests	(1.7)	0.4	0.2
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(136.9)	$128.5	$200.1
Net earnings (loss) per share (see Note 3):
Basic	$(1.70)	$1.48	$2.07
Diluted	$(1.70)	$1.44	$2.05
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2020	2019	2018
Net earnings (loss)	$(138.6)	$128.9	$200.3
Other comprehensive loss net of tax:
Foreign currency translation adjustments	10.6	5.4	(20.5)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $(5.2), $0.2 and $1.3	(17.6)	0.9	14.4
Reclassification adjustments included in net earnings (loss), net of taxes of $0.4, $(2.2) and $1.3	3.1	(7.6)	2.5
Pension adjustments:
Net actuarial loss arising during the period, net of taxes of $(8.0), $(3.9) and $(2.6)	(30.0)	(14.6)	(9.9)
Amortization of prior actuarial losses, net of taxes of $1.4, $0.5 and $0.7	5.2	2.1	2.6
Settlement loss, net of taxes of $1.5 in 2018	—	—	5.7
Other comprehensive loss	(28.7)	(13.8)	(5.2)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	(0.2)
Other comprehensive loss attributable to Wolverine World Wide, Inc.	(28.5)	(13.8)	(5.0)

Comprehensive income (loss)	(167.3)	115.1	195.1
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.9)	0.4	—
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(165.4)	$114.7	$195.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$347.4	$180.6
Accounts receivable, less allowances of $33.5 and $26.7	268.3	331.2
Inventories:
Finished products, net	237.9	342.0
Raw materials and work-in-process, net	5.2	6.2
Total inventories	243.1	348.2
Prepaid expenses and other current assets	45.4	107.1
Total current assets	904.2	967.1
Property, plant and equipment:
Gross cost	321.8	325.0
Accumulated depreciation	(197.2)	(184.0)
Property, plant and equipment, net	124.6	141.0
Lease right-of-use assets	142.5	160.8
Other assets:
Goodwill	442.4	438.9
Indefinite-lived intangibles	382.3	604.5
Amortizable intangibles, net	73.0	77.8
Deferred income taxes	3.2	2.9
Other	65.2	87.0
Total other assets	966.1	1,211.1
Total assets	$2,137.4	$2,480.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – continued

(In millions, except share data)	January 2, 2021	December 28, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185.0	$202.1
Accrued salaries and wages	27.0	20.8
Other accrued liabilities	150.0	157.9
Lease liabilities	34.0	34.1
Current maturities of long-term debt	10.0	12.5
Borrowings under revolving credit agreements	—	360.0
Total current liabilities	406.0	787.4
Long-term debt, less current maturities	712.5	425.9
Accrued pension liabilities	147.0	109.7
Deferred income taxes	35.5	99.0
Lease liabilities, noncurrent	130.3	147.2
Other liabilities	133.1	132.4
Stockholders’ equity
Wolverine World Wide, Inc. stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 110,426,769, and 108,329,250 shares issued	110.4	108.3
Additional paid-in capital	252.6	233.4
Retained earnings	1,093.3	1,263.3
Accumulated other comprehensive loss	(130.6)	(102.1)
Cost of shares in treasury; 28,285,274, and 27,181,512 shares	(764.3)	(736.2)
Total Wolverine World Wide, Inc. stockholders’ equity	561.4	766.7
Noncontrolling interest	11.6	11.7
Total stockholders’ equity	573.0	778.4
Total liabilities and stockholders’ equity	$2,137.4	$2,480.0

See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$(138.6)	$128.9	$200.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32.8	32.7	31.5
Deferred income taxes	(56.9)	(9.0)	22.1
Stock-based compensation expense	28.9	24.5	31.2
Pension contribution	—	—	(60.7)
Pension and SERP expense	8.5	5.6	11.8
Debt extinguishment, interest rate swap termination, and other costs	5.5	—	0.6
Impairment of intangible assets	222.2	—	—
Environmental and other related costs, net of cash payments and recoveries received	31.5	48.8	(6.1)
Other	(12.7)	(11.6)	4.7
Changes in operating assets and liabilities:
Accounts receivable	64.8	30.7	(95.0)
Inventories	107.2	(23.8)	(44.5)
Other operating assets	7.4	(5.4)	(17.8)
Accounts payable	(18.9)	—	40.6
Income taxes	(0.5)	3.6	(1.9)
Other operating liabilities	27.9	(2.4)	(19.3)
Net cash provided by operating activities	309.1	222.6	97.5
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(5.5)	(15.1)	—
Additions to property, plant and equipment	(10.3)	(34.4)	(21.7)
Proceeds from sale of a business and other assets	0.2	—	2.2
Investment in joint ventures	(3.5)	(8.5)	—
Proceeds from company-owned life insurance policies	26.8	—	—
Other	(1.6)	(3.5)	(2.7)
Net cash provided by (used in) investing activities	6.1	(61.5)	(22.2)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(898.0)	(469.3)	(27.7)
Borrowings under revolving credit agreements	538.0	704.3	152.2
Borrowings of long-term debt	471.0	—	200.0
Payments on long-term debt	(183.5)	(7.5)	(538.2)
Payments of debt issuance and debt extinguishment costs	(6.4)	(0.3)	(2.7)
Termination of interest rate swap	(7.3)	—	—
Cash dividends paid	(33.6)	(33.6)	(28.6)
Purchase of common stock for treasury	(21.0)	(319.2)	(174.7)
Employee taxes paid under stock-based compensation plans	(24.8)	(16.9)	(8.8)
Proceeds from the exercise of stock options	9.8	12.2	24.0
Contributions from noncontrolling interests	1.8	5.7	—
Net cash used in financing activities	(154.0)	(124.6)	(404.5)
Effect of foreign exchange rate changes	5.6	1.0	(8.7)
Increase (decrease) in cash and cash equivalents	166.8	37.5	(337.9)
Cash and cash equivalents at beginning of the year	180.6	143.1	481.0
Cash and cash equivalents at end of the year	$347.4	$180.6	$143.1
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2020	2019	2018
OTHER CASH FLOW INFORMATION
Interest paid	$41.4	$32.4	$29.0
Net income taxes paid	8.6	23.2	17.4
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	0.9	0.8	1.3
Business acquisition not yet paid	—	5.5	—
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 30, 2017	$106.4	$149.2	$992.2	$(75.2)	$(223.0)	$5.6	$955.2
Net earnings			200.1			0.2	200.3
Other comprehensive loss				(5.0)		(0.2)	(5.2)
Shares forfeited, net of shares issued under stock incentive plans (154,084 shares)	(0.2)	(1.7)					(1.9)
Shares issued for stock options exercised, net (1,357,841 shares)	1.4	22.6					24.0
Stock-based compensation expense		31.2					31.2
Cash dividends declared ($0.32 per share)			(30.7)				(30.7)
Issuance of treasury shares (7,761 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (5,349,262 shares)					(174.7)		(174.7)
Purchases of shares under stock-based compensation plans (219,039 shares)					(6.9)		(6.9)
Change in accounting principle			8.1	(8.1)			$—
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			128.5			0.4	128.9
Other comprehensive income (loss)				(13.8)		—	(13.8)
Shares issues, net of shares forfeited under stock incentive plans (38,655 shares)	0.1	(4.2)					(4.1)
Shares issued for stock options exercised, net (681,389 shares)	0.6	11.6					12.2
Stock-based compensation expense		24.5					24.5
Cash dividends declared ($0.40 per share)			(34.9)				(34.9)
Issuance of treasury shares (7,460 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (10,914,965 shares)					(319.2)		(319.2)
Purchases of shares under stock-based compensation plans (368,326 shares)					(12.8)		(12.8)
Capital contribution from noncontrolling interests						5.7	5.7
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net loss			(136.9)			(1.7)	(138.6)
Other comprehensive loss				(28.5)		(0.2)	(28.7)
Shares issued, net of shares forfeited under stock incentive plans (1,497,478 shares)	1.5	(19.0)					(17.5)
Shares issued for stock options exercised, net (600,041 shares)	0.6	9.3					9.9
Stock-based compensation expense		28.9					28.9
Cash dividends declared ($0.40 per share)			(33.1)				(33.1)
Issuance of treasury shares (5,479 shares)		—			0.2		0.2
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (231,617 shares)					(7.3)		(7.3)
Capital contribution from noncontrolling interests						1.8	1.8
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2020, 2019 and 2018
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, Hytest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and through joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers, and has a leathers division that markets Wolverine Performance Leathers™.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
The COVID-19 pandemic, the duration and severity of which is subject to uncertainty, has had and continues to have, a significant impact on the Company's business. Management's estimates and assumptions used in the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP take into account both current and expected potential future impacts of the COVID-19 pandemic on the Company’s business based on available information. Actual results may differ materially from management’s estimates.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2020 had 53 weeks, and fiscal years 2019 and 2018 each had 52 weeks.
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
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the shipment or delivery of branded products to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue recognized at time of sale. The shipment of goods, or point of purchase for retail store sales, was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods.
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
Payment terms for the Company's revenue vary by sales channel. Standard credit terms apply to the Company's wholesale receivables, while payment is rendered at the time of sale within the consumer-direct channel. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets), and customer advances (contract liabilities) on the consolidated balance sheets. Generally, billing occurs commensurate to revenue recognition resulting in contract assets. See Note 6 for additional information.
Cost of Goods Sold
Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs. Warehousing costs are included in selling, general and administrative expenses.
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $135.6 million, $119.4 million and $120.8 million for fiscal years 2020, 2019 and 2018, respectively. Prepaid advertising totaled $1.2 million and $3.7 million as of January 2, 2021 and December 28, 2019, respectively.
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.
Allowance for Credit Losses
The Company maintains an allowance for credit losses on accounts receivable that represents estimated losses resulting from its customers’ failure to make required payments. Company management evaluates the allowance for credit losses based on a review of current customer status and historical collection experience along with current and reasonable supportable forecasts of future economic conditions.
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
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill and indefinite-lived intangibles are considered impaired if the recorded value exceeds the fair value.
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
Environmental
The Company establishes a reserve for estimated environmental remediation costs based upon the evaluation of currently-available facts with respect to each individual affected site. The costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Liabilities for estimated costs of environmental remediation are based primarily upon third-party environmental studies, other internal analysis and the extent of the contamination and the nature of required remedial actions at each site. The Company records adjustments to the estimated costs if there are changes in the scope of the required remediation activity, extent of contamination, governmental regulations or remediation technologies. Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed as incurred.
Assets related to potential recoveries from other responsible parties are recognized when a definitive agreement is reached and collection of cash is realizable. Recoveries of covered losses under insurance policies are recognized only when realization of the claim is deemed realized or realizable.
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
Income Taxes
The provision for income taxes is based on the geographic dispersion of the earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently-enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination.

The Company records an increase in liabilities for income tax accruals associated with tax benefits claimed on tax returns but not recognized for financial statement purposes (unrecognized tax benefits). In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively.
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2020, 2019 and 2018.
2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) issued the following ASUs that have been adopted by the Company during fiscal 2020. The following is a summary of the effect of adoption of these new standards.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2020	2019	2018
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$(136.9)	$128.5	$200.1
Less: net earnings attributed to participating share-based awards	(0.8)	(2.6)	(7.5)
Net earnings (loss) used to calculate basic earnings per share	(137.7)	125.9	192.6
Adjustment for earnings reallocated to participating share-based awards	—	0.1	1.8
Net earnings (loss) used to calculate diluted earnings per share	$(137.7)	$126.0	$194.4
Denominator:
Weighted average shares outstanding	81.8	85.7	94.8
Adjustment for unvested restricted common stock	(0.8)	(0.6)	(1.8)
Shares used to calculate basic earnings per share	81.0	85.1	93.0
Effect of dilutive share-based awards	—	2.1	2.0
Shares used to calculate diluted earnings per share	81.0	87.2	95.0
Net earnings (loss) per share:
Basic	$(1.70)	$1.48	$2.07
Diluted	$(1.70)	$1.44	$2.05
For fiscal years 2020, 2019 and 2018, 1,179,088, 133,505 and 25,230 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of January 2, 2021 or December 28, 2019. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $21.0 million, $319.2 million and $174.7 million of Company common stock in fiscal years 2020, 2019 and 2018, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $24.8 million, $16.9 million and $8.8 million of Company common stock in fiscal years 2020, 2019 and 2018, respectively, in connection with employee transactions related to stock incentive plans.
On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Credit Agreement.
4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2020	2019
Goodwill balance at beginning of the year	$438.9	$424.4
Acquisition of a business (see Note 19)	—	12.0
Foreign currency translation effects	3.5	2.5
Goodwill balance at end of the year	$442.4	$438.9
The Company did not recognize any goodwill impairment charges during fiscal years 2020, 2019 and 2018. The annual impairment testing indicated, for all reporting units tested quantitatively, that the fair values exceeded the respective carrying values. For the reporting units that the Company elected to test qualitatively, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $382.3 million and $604.5 million as of January 2, 2021 and December 28, 2019, respectively. In the fourth quarter of fiscal 2020, after the completion of the annual impairment testing, the Company recognized a $222.2 million impairment charge for the Sperry®

trade name resulting from reductions in the future cash flow assumptions mainly due to the impact of the COVID-19 pandemic to the Sperry® brand and an increase in the discount rate. The Sperry® trade name was valued using the income approach, specifically the multi-period excess earnings method with the key assumptions used in the valuation being revenue growth, operating profit, and the discount rate. If the operating results for Sperry® decline in future periods compared to current projections, the discount rate increases, increases in the assumed tax rate, or macroeconomic conditions deteriorate further due to the COVID-19 pandemic and adversely affect the value of the Company’s Sperry® trade name balance, the Company may need to record additional non-cash impairment charges. The Company continues to monitor the effects of the COVID-19 pandemic, and actions taken by governments, businesses and individuals in response to the pandemic, on the global economy to assess the outlook for demand for the Company's products and the impact on the Company's business and financial performance. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $296.0 million as of January 2, 2021.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	January 2, 2021
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$114.5	$44.9	$69.6	12
Other	18.7	15.3	3.4	3
Total	$133.2	$60.2	$73.0

	December 28, 2019
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$113.3	$38.8	$74.5	13
Other	17.3	14.0	3.3	3
Total	$130.6	$52.8	$77.8
Amortization expense for these amortizable intangible assets was $7.1 million, $8.6 million and $6.2 million for fiscal years 2020, 2019 and 2018, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to January 2, 2021 is as follows:

(In millions)	2021	2022	2023	2024	2025
Amortization expense	$7.1	$6.8	$6.6	$6.3	$6.0
5.ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2021. Under the agreement, up to $75.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Fiscal Year
(In millions)	2020	2019	2018
Accounts receivable sold	$14.1	$42.7	$264.3
Fees charged	0.1	0.2	1.3
The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows. The amounts outstanding under this program were $0.0 million and $33.9 million as of January 2, 2021 and December 28, 2019, respectively.

6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $26.4 million of remaining fixed transaction price under its license agreements as of January 2, 2021, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.

The Company provides disaggregated revenue for the wholesale and consumer-direct sales channels, which are reconciled to the Company’s reportable segments. The wholesale channel includes royalty revenues, which operates in a similar manner as other wholesale revenues due to similar oversight and management, customer base, the performance obligation (footwear and apparel goods) and point in time completion of the performance obligation.

	Fiscal Year
(in millions)	2020	2019	2018
Wolverine Michigan Group:
Wholesale	$814.2	$1,134.9	$1,129.2
Consumer-direct	236.8	164.8	143.0
Total	1,051.0	1,299.7	1,272.2
Wolverine Boston Group:
Wholesale	508.9	743.4	762.0
Consumer-direct	187.1	167.5	133.5
Total	696.0	910.9	895.5
Other:
Wholesale	40.5	57.9	64.1
Consumer-direct	3.6	5.2	7.4
Total	44.1	63.1	71.5
Total revenue	$1,791.1	$2,273.7	$2,239.2
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, the revenue recognized by the Company, net of these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2020 and 2019, related to the Company’s contract liabilities, was nominal.
The Company’s contract balances are as follows:

(In millions)	January 2, 2021	December 28, 2019
Product returns reserve	$15.6	$11.4
Customer markdowns reserve	3.7	4.4
Other sales incentives reserve	6.0	2.3
Customer rebates liability	13.4	12.0
Customer advances liability	8.2	7.2
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
7.INVENTORIES
The Company used the LIFO method to value inventories of $35.6 million and $81.2 million at January 2, 2021 and December 28, 2019, respectively. During fiscal years 2020 and 2019, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by $3.9 million and $0.4 million, respectively. If the FIFO method had been used, inventories would have been $7.5 million and $11.4 million higher than reported at January 2, 2021 and December 28, 2019, respectively.
8.DEBT
Total debt consists of the following obligations:

(In millions)	January 2, 2021	December 28, 2019
Term Loan A, due December 6, 2023	$180.0	$192.5
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	300.0	—
Borrowings under revolving credit agreements	—	360.0
Unamortized deferred financing costs	(7.5)	(4.1)
Total debt	$722.5	$798.4
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility, which had previously been amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of an incremental term loan (the “Incremental Term Loan”). The Incremental Term Loan was fully repaid by the end of fiscal 2020.

The Amended Senior Credit Facility also includes a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remain unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Credit Agreement are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. The scheduled principal payments due over the next 12 months total $10.0 million as of January 2, 2021 and are recorded as current maturities of long-term debt on the consolidated balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Credit Agreement. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company also had outstanding letters of credit under the Revolving Credit Facility of $6.1 million and $5.7 million as of January 2, 2021 and December 28, 2019, respectively. These outstanding borrowings and letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At January 2, 2021, Term Loan A had weighted-average interest rate of 2.00%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of January 2, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
On May 11, 2020 the Company issued $300.0 million aggregate principal amount of 6.375% senior notes due on May 15, 2025. Related interest payments are due semi-annually beginning on November 15, 2020. These senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries
The Company has $250.0 million of senior notes outstanding that are due on September 1, 2026. These senior notes bear interest at 5.00% and related interest payments are due semi-annually. The Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. As of January 2, 2021 and December 28, 2019, there were no borrowings against this credit facility.
The Company included in interest expense the amortization of deferred financing costs of $2.7 million, $1.6 million, and $2.8 million in fiscal years 2020, 2019 and 2018, respectively.
Annual maturities of debt for the fiscal years subsequent to January 2, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Annual maturities of debt	$10.0	$10.0	$160.0	$—	$300.0	$250.0

9.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	January 2, 2021	December 28, 2019
Land	$3.9	$3.9
Buildings and leasehold improvements	119.6	123.2
Furniture, fixtures and equipment	135.1	136.8
Software	63.2	61.1
Gross cost	321.8	325.0
Less: accumulated depreciation	197.2	184.0
Property, plant and equipment, net	$124.6	$141.0
Depreciation expense was $25.7 million, $24.1 million and $25.3 million for fiscal years 2020, 2019 and 2018, respectively.
10.LEASES
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
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments. The weighted-average discount rate for operating leases as of January 2, 2021 is 5.2%. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of January 2, 2021 adjusted for the remaining balance of accrued rent and unamortized lease incentives.

The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2020	2019
Operating lease cost	$34.1	$32.6
Variable lease cost	12.3	14.5
Short-term lease cost	1.2	1.2
Sublease income	(4.8)	(4.0)
Total lease cost	$42.8	$44.3
The weighted-average remaining lease term for operating leases as of January 2, 2021 is 9.5 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to January 2, 2021 are as follows:

(In millions)	Operating Leases
2021	$33.9
2022	29.5
2023	21.7
2024	18.3
2025	17.5
Thereafter	90.2
Total future payments	211.1
Less: imputed interest	46.8
Recognized lease liability	$164.3
The Company made cash payments of $28.6 million and $33.2 million for operating lease liabilities during fiscal 2020 and 2019, respectively. The Company entered into new or amended leases that resulted in the noncash recognition of right-of-use assets and lease liabilities of $6.0 million and $26.8 million during fiscal 2020 and 2019, respectively. The Company did not enter into any real estate leases with commencement dates subsequent to January 2, 2021.
Rental expense under all operating leases, under the previous lease standard ASC 840 and consisting primarily of minimum rentals, totaled $32.0 million in fiscal year 2018. The Company recognized sublease income of $2.8 million in fiscal year 2018.
11.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows ASC 815, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days and 545 days as of January 2, 2021 and December 28, 2019, respectively. When foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During fiscal 2020 and 2019, the Company reclassified $0.6 million and $1.2 million respectively, to other income for foreign currency derivatives that were no longer deemed highly effective.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company had an interest rate swap arrangement to mitigate interest volatility with regard to variable rate borrowings under the Amended Senior Credit Facility. The interest rate swap exchanged floating rate for fixed rate interest payments without the exchange of the underlying notional amounts, and had been designated as cash flow hedge of the underlying debt. The arrangement was terminated, effective December 29, 2020, in association with the repayment of the Incremental Term Loan. The fair value of the swap at the termination date of $7.3 million was required to be paid in full. Consequently, unrealized losses of $4.9 million in accumulated other comprehensive income that were associated with variable rate debt interest payments that were no longer probable were reclassified to “Debt extinguishment, interest rate swap termination, and other costs“ in the accompanying consolidated statement of operations.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	January 2, 2021	December 28, 2019
Foreign exchange contracts:
Hedge contracts	$250.7	$246.3
Non-hedge contracts	—	7.3
Interest rate swap	—	355.8
Cross currency swap	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	January 2, 2021	December 28, 2019
Financial assets:
Foreign exchange contracts - hedge	$—	$2.3
Financial liabilities:
Foreign exchange contracts - hedge	$(8.8)	$(1.8)
Interest rate swap	—	(1.8)
Cross currency swap	(10.8)	(3.0)
12.STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The Company recognized compensation expense of $28.9 million, $24.5 million and $31.2 million and related income tax benefits of $5.6 million, $4.8 million and $6.4 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2020, 2019 and 2018, respectively. The Company generally grants restricted stock or units (“Restricted Awards”), performance-based restricted stock or units (“Performance Awards”) and stock options under its stock-based compensation plans.
As of January 2, 2021, the Company had 6,060,880 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three- to four-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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
Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at December 30, 2017	2,025,072	$21.70	1,690,668	$21.54
Granted	609,276	31.81	384,657	35.10
Vested	(560,263)	22.93	(229,023)	26.64
Forfeited	(153,712)	23.81	(215,284)	26.18
Unvested at December 29, 2018	1,920,373	$24.38	1,631,018	$23.42
Granted	554,092	34.73	370,830	37.10
Vested	(681,938)	24.63	(654,021)	17.46
Forfeited	(173,611)	28.47	(220,725)	19.74
Unvested at December 28, 2019	1,618,916	$27.36	1,127,102	$31.94
Granted	1,416,117	22.59	455,207	34.00
Vested	(1,122,811)	22.07	(451,334)	23.51
Forfeited	(268,205)	29.67	(125,653)	35.91
Unvested at January 2, 2021	1,644,017	$26.39	1,005,322	$35.25
As of January 2, 2021, there was $18.5 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended January 2, 2021 was $35.0 million. As of December 28, 2019, there was $19.9 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 28, 2019 was $23.7 million. As of December 29, 2018, there was $20.2 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended December 29, 2018 was $17.4 million.
As of January 2, 2021, there was $1.4 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 2, 2021 was $28.0 million. As of December 28, 2019, there was $4.5 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Performance Awards vested during the year ended December 28, 2019 was $22.8 million. As of December 29, 2018, there was $19.0 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Performance Awards vested during the year ended December 29, 2018 was $7.3 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $8.20, $9.07 and $8.20 per share for fiscal years 2020, 2019 and 2018, respectively, with the following weighted-average assumptions.

	Fiscal Year
	2020	2019	2018
Expected market price volatility (1)	31.2%	29.6%	29.6%
Risk-free interest rate (2)	1.5%	2.5%	2.5%
Dividend yield (3)	1.2%	1.0%	0.8%
Expected term (4)	4 years	4 years	4 years
(1)Based on historical volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over the four years prior to the grant.
(2)Represents the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.
(3)Represents the Company’s estimated cash dividend yield for the expected term.
(4)Represents the period of time that options granted are expected to be outstanding. As part of the determination of the expected term, the Company concluded that all employee groups exhibit similar exercise and post-vesting termination behavior.
A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 30, 2017	6,089,664	$20.05	5.8	$72.1
Granted	28,171	31.85
Exercised	(1,359,387)	17.69
Canceled	(56,446)	17.12
Outstanding at December 29, 2018	4,702,002	$20.83	5.2	$54.5
Granted	25,471	34.81
Exercised	(681,389)	17.87
Canceled	(12,977)	23.97
Outstanding at December 28, 2019	4,033,107	$21.41	4.4	$49.8
Granted	28,171	32.85
Exercised	(788,883)	18.39
Canceled	(12,990)	25.39
Outstanding at January 2, 2021	3,259,405	$22.22	3.9	$29.7
Unvested at January 2, 2021	(54,541)
Exercisable at January 2, 2021	3,204,864	$22.03	3.8	$29.7
The total pretax intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 was $9.3 million, $10.7 million and $21.2 million, respectively. As of January 2, 2021, there was $0.1 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 0.9 years. As of December 28, 2019 and December 29, 2018, there was $0.2 million and $0.4 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 1.4 years and 0.8 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of January 2, 2021, based on the Company’s closing stock price of $31.25 per share, was 3,096,685 and the weighted-average exercise price was $21.66 per share. As of December 28, 2019, 3,974,757 outstanding options were exercisable and in-the-money, with a weighted-average exercise price of $21.29 per share.

13.RETIREMENT PLANS
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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $44.0 million at January 2, 2021 and $66.8 million at December 28, 2019 that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $4.2 million, $5.2 million and $4.5 million in fiscal years 2020, 2019 and 2018, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.3 million, $1.1 million and $1.1 million in fiscal years 2020, 2019 and 2018, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.0 million at January 2, 2021 and $0.9 million at December 28, 2019 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2020 and 2019:

	Fiscal Year
(In millions)	2020	2019
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$401.0	$348.8
Service cost pertaining to benefits earned during the year	6.4	5.5
Interest cost on projected benefit obligations	14.2	15.2
Actuarial losses	48.1	45.4
Benefits paid to plan participants	(13.9)	(13.9)
Projected benefit obligations at end of the year	$455.8	$401.0
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$287.6	$254.4
Actual return on plan assets	28.8	44.7
Company contributions - SERP	2.5	2.4
Benefits paid to plan participants	(13.9)	(13.9)
Fair value of pension assets at end of the year	$305.0	$287.6
Funded status	$(150.8)	$(113.4)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3.8)	$(3.7)
Noncurrent liabilities	(147.0)	(109.7)
Net amount recognized	$(150.8)	$(113.4)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(150.8)	$(113.4)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	36.6	59.6
Net funded status of pension plans and SERP (supplemental)	$(114.2)	$(53.8)

Unrecognized net actuarial loss recognized in accumulated other comprehensive income was $92.8 million and $61.4 million, and amounts net of tax were $73.5 million and $48.7 million, as of January 2, 2021 and December 28, 2019, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $430.2 million at January 2, 2021 and $378.4 million at December 28, 2019. The increase in benefit obligation for fiscal 2020 was the result of actuarial losses caused by changes to the discount rate. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during fiscal 2021 is $13.8 million.
The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2020	2019	2018
Service cost pertaining to benefits earned during the year	$6.4	$5.5	$6.3
Interest cost on projected benefit obligations	14.2	15.2	16.5
Expected return on pension assets	(18.7)	(17.7)	(21.5)
Net amortization loss	6.6	2.6	3.3
Settlement loss	—	—	7.2
Net pension expense	$8.5	$5.6	$11.8
Less: SERP expense	5.2	5.4	5.5
Qualified defined benefit pension plans expense	$3.3	$0.2	$6.3
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
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2020	2019
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	2.85%	3.60%
Rate of compensation increase - pension	4.18%	4.23%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	3.60%	4.46%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase - pension	4.23%	3.82%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of January 2, 2021 were 57% in equity securities, 38% in fixed income securities and 5% in real estate investments. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	January 2, 2021			December 28, 2019
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$173.3	[1]	56.8%	$162.2	[1]	56.4%
Fixed income securities	112.7	[1]	37.0%	106.2	[1]	36.9%
Real estate investments	16.7	[1]	5.5%	16.9	[1]	5.9%
Other	2.3	[2]	0.7%	2.3	[2]	0.8%
Fair value of plan assets	$305.0		100.0%	$287.6		100.0%
1In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.
2In accordance with ASC 820, investments have been measured using valuation techniques in which one or more significant inputs are unobservable (Level 3). See Note 16 for additional information.
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2021 and expects to make $3.8 million in contributions to the SERP in fiscal 2021.
Expected benefit payments for the fiscal years subsequent to January 2, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	2026-2030
Expected benefit payments	$16.4	$17.1	$17.8	$18.6	$19.3	$105.7
14.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2020	2019	2018
United States	$(218.6)	$79.3	$159.2
Foreign	34.5	66.6	68.2
Earnings (loss) before income taxes	$(184.1)	$145.9	$227.4
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2020	2019	2018
Current expense:
Federal	$0.7	$10.6	$6.7
State	0.6	0.5	2.4
Foreign	8.3	12.5	10.9
Deferred expense (credit):
Federal	(51.6)	(5.8)	2.1
State	(4.4)	(2.0)	3.3
Foreign	0.9	1.2	1.7
Income tax provision	$(45.5)	$17.0	$27.1

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2020	2019	2018
Income taxes at U.S. statutory rate of 21%	$(38.7)	$30.6	$47.7
State income taxes, net of federal income tax	(8.1)	0.5	2.8
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(3.3)	(8.5)	(10.8)
Other	1.2	2.8	(3.1)
Adjustments for uncertain tax positions	(1.4)	(1.0)	(1.4)
Change in valuation allowance	4.7	(0.2)	3.3
Change in state tax rates	—	(1.5)	1.9
Global Intangible Low Tax Income tax	2.5	2.1	3.7
Foreign Derived Intangible Income tax benefit	(1.6)	(4.4)	(6.8)
Non-deductible executive compensation	1.6	2.0	0.9
Permanent adjustments related to employee share based compensation	(4.6)	(5.1)	(3.8)
Deferred tax on future cash dividends	1.0	0.6	(0.9)
Other Permanent adjustments and non-deductible expenses	1.0	(0.6)	(6.7)
Other	0.2	(0.3)	0.3
Income tax provision	$(45.5)	$17.0	$27.1
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	January 2, 2021	December 28, 2019
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$3.5	$5.7
Deferred compensation accruals	4.5	4.0
Accrued pension expense	33.4	25.3
Stock-based compensation	9.1	14.5
Net operating loss and foreign tax credit carryforwards	21.0	17.6
Book over tax depreciation and amortization	0.4	0.5
Tenant lease expenses	4.4	3.6
Environmental reserve	24.9	15.4
Other	9.1	5.1
Total gross deferred income tax assets	110.3	91.7
Less valuation allowance	(22.3)	(17.6)
Net deferred income tax assets	88.0	74.1
Deferred income tax liabilities:
Intangible assets	(105.3)	(157.5)
Tax over book depreciation and amortization	(10.7)	(8.6)
Other	(4.3)	(4.1)
Total deferred income tax liabilities	(120.3)	(170.2)
Net deferred income tax liabilities	$(32.3)	$(96.1)
The valuation allowance for deferred income tax assets as of January 2, 2021 and December 28, 2019 was $22.3 million and $17.6 million, respectively. The net increase in the total valuation allowance during fiscal 2020 was $4.7 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance results in an increase against the state deferred tax assets of $0.6 million, an increase related to state net operating loss carryforward of $1.9 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $2.2 million.
At January 2, 2021, the Company had foreign net operating loss carryforwards of $30.1 million, which have expirations ranging from 2021 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $189.0 million and $22.0 million respectively, which have expirations ranging from 2022 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $3.1 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2020	2019
Unrecognized tax benefits at beginning of the year	$6.9	$7.9
Increases related to current year tax positions	2.6	1.6
Decreases related to prior year positions	(1.3)	(1.4)
Decreases relating to settlements with taxing authorities	(2.4)	(1.2)
Decrease due to lapse of statute	(0.3)	—
Unrecognized tax benefits at end of the year	$5.5	$6.9
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $5.0 million and $6.5 million as of January 2, 2021 and December 28, 2019, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.6 million and $1.5 million as of January 2, 2021 and December 28, 2019, respectively.
The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. However, any payment of tax is not expected to be material to the consolidated financial statements. For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $2.2 million and $1.2 million for fiscal years 2020 and 2019, respectively. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $229.1 million at January 2, 2021. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.

The change in accumulated other comprehensive income (loss) during fiscal years 2020 and 2019 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 29, 2018	$(53.0)	$0.9		$(36.2)		$(88.3)
Other comprehensive income (loss) before reclassifications (1)	5.4	0.9		(14.6)		(8.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9.8)	(2)	2.6	(3)	(7.2)
Income tax (expense) benefit	—	2.2		(0.5)		1.7
Net reclassifications	—	(7.6)		2.1		(5.5)
Net current-period other comprehensive income (loss) (1)	5.4	(6.7)		(12.5)		(13.8)
Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	10.8	(17.6)		(30.0)		(36.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.5	(2)	6.6	(3)	10.1
Income tax (expense) benefit	—	(0.4)		(1.4)		(1.8)
Net reclassifications	—	3.1		5.2		8.3
Net current-period other comprehensive income (loss) (1)	10.8	(14.5)		(24.8)		(28.5)
Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
(1)Other comprehensive income (loss) is reported net of taxes and noncontrolling interest.
(2)Amounts related to foreign currency derivatives deemed to be highly effective are included in cost of goods sold. Amounts related to foreign currency derivatives that are no longer deemed to be highly effective are included in other income. Amounts related to interest rate swaps and the cross currency swap are included in interest expense.
(3)Amounts reclassified are included in the computation of net pension expense.
16.FAIR VALUE MEASUREMENTS
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	January 2, 2021	December 28, 2019
Financial assets:
Derivatives	$—	$2.3
Financial liabilities:
Derivatives	$(19.6)	$(6.6)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.

Nonrecurring Fair Value Measurements
Indefinite-lived intangible assets are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). The Company recorded an impairment charge of $222.2 million on the Sperry® indefinite-lived trade name in fiscal 2020. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry® trade name impairment.
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

(In millions)	January 2, 2021	December 28, 2019
Carrying value	$722.5	$798.4
Fair value	765.4	817.6
The fair value of the fixed rate debt was based on third-party quotes (Level 2). The fair value of the variable rate debt was calculated by discounting the future cash flows to its present value using a discount rate based on the risk-free rate of the same maturity (Level 3).
17.LITIGATION AND CONTINGENCIES
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
In May 2016, the Environmental Protection Agency (“EPA”) announced a lifetime health advisory level of 70 parts per trillion (“ppt”) combined for PFOA and PFOS. In January 2018, the Michigan Department of Environmental Quality (“MDEQ”, now known as the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”)) enacted a drinking water criterion of 70 ppt combined for PFOA and PFOS, which set an official state standard for acceptable concentrations of these contaminants in groundwater used for drinking water purposes. On August 3, 2020, Michigan changed the standards for PFOA and PFOS in drinking water to 8 and 16 ppt, respectively, and set standards for four other PFAS substances.
Civil and Regulatory Actions of EGLE and EPA
On January 10, 2018, EGLE filed a civil action against the Company in the U.S. District Court for the Western District of Michigan under the federal Resource Conservation and Recovery Act of 1976 (“RCRA”) and Parts 201 and 31 of the Michigan Natural Resources and Environmental Protection Act (“NREPA”) alleging that the Company’s past and present handling, storage, treatment, transportation and/or disposal of solid waste at the Company’s properties has resulted in releases of PFAS at levels exceeding applicable Michigan cleanup criteria for PFOA and PFOS (the "EGLE Action"). Plainfield and Algoma Townships intervened in the EGLE Action alleging claims under RCRA, NREPA, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and common law nuisance.
On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by U.S. District Judge Janet T. Neff on February 19, 2020 (the “Consent Decree”). Under the Consent Decree, the Company agreed to pay for an extension of Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Company also agreed to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to the assess the presence of PFAS in area groundwater. The Company’s activities under the Consent Decree are not materially impacted by the drinking water standards that became effective on August 3, 2020.

On December 19, 2018, the Company filed a third-party complaint against 3M Company seeking, among other things, recovery of the Company’s remediation and other costs incurred in defense of the EGLE Action ("the 3M Action"). On June 20, 2019, the 3M Company filed a counterclaim against the Company in response to the 3M Action, seeking, among other things, contractual and common law indemnity and contribution under CERCLA and Part 201 of NREPA. On February 20, 2020, the Company and 3M Company entered into a settlement agreement resolving the 3M Action, under which 3M Company paid the Company a lump sum amount of $55.0 million during the first quarter of fiscal 2020.
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a) with an effective date of February 1, 2018. The Order pertained to specified removal actions at the Company's Tannery and House Street sites, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed almost all of these activities related to the AOC, and anticipates completing the remaining activities in 2021 pursuant to approved work plans.
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
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in the Company's defense and remediation efforts. The Company recognized $8.3 million in recoveries from legacy insurance policies in fiscal 2020. The recoveries resulted from interim payment agreements reached with the insurers and are pending final resolution of the lawsuit filed by the Company.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2020	2019
Remediation liability at beginning of the year	$124.4	$22.6
Changes in estimate	—	112.9
Amounts paid	(22.6)	(11.1)
Remediation liability at the end of the year	$101.8	$124.4

The reserve balance as of January 2, 2021 includes $23.6 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $78.2 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to January 2, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Minimum royalties	$1.7	$1.8	$—	$—	$—	$—
Minimum advertising	3.3	3.4	3.5	3.6	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $1.9 million, $2.3 million and $2.2 million for fiscal years 2020, 2019 and 2018, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $2.5 million, $3.6 million and $3.3 million for fiscal years 2020, 2019 and 2018, respectively.
18.BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear, Saucony® footwear and apparel, Keds® footwear and the Kids' footwear business, which includes the Stride Rite® licensed business, as well as Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.

Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Fiscal Year
(In millions)	2020	2019	2018
Revenue:
Wolverine Michigan Group	$1,051.0	$1,299.7	$1,272.2
Wolverine Boston Group	696.0	910.9	895.5
Other	44.1	63.1	71.5
Total	$1,791.1	$2,273.7	$2,239.2
Operating profit (loss):
Wolverine Michigan Group	$179.9	$244.8	$257.6
Wolverine Boston Group	88.1	153.8	157.5
Other	1.6	2.9	3.1
Corporate	(406.7)	(230.5)	(166.3)
Total	$(137.1)	$171.0	$251.9
Depreciation and amortization expense:
Wolverine Michigan Group	$2.7	$2.4	$2.7
Wolverine Boston Group	3.4	3.3	3.3
Other	2.0	2.4	3.1
Corporate	24.7	24.6	22.4
Total	$32.8	$32.7	$31.5
Capital expenditures:
Wolverine Michigan Group	$0.8	$2.2	$3.1
Wolverine Boston Group	2.3	5.7	1.2
Other	0.9	2.2	1.8
Corporate	6.3	24.3	15.6
Total	$10.3	$34.4	$21.7

(In millions)	January 2, 2021	December 28, 2019
Total assets:
Wolverine Michigan Group	$626.9	$773.8
Wolverine Boston Group	1,077.8	1,354.8
Other	31.4	38.4
Corporate	401.3	313.0
Total	$2,137.4	$2,480.0
Goodwill:
Wolverine Michigan Group	$145.4	$144.4
Wolverine Boston Group	297.0	294.5
Total	$442.4	$438.9

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2020	2019	2018
United States	$1,234.2	$1,507.9	$1,505.2
Foreign:
Europe, Middle East and Africa	279.8	343.1	325.7
Asia Pacific	120.3	193.7	186.0
Canada	88.9	117.9	116.7
Latin America	67.9	111.1	105.6
Total from foreign territories	556.9	765.8	734.0
Total revenue	$1,791.1	$2,273.7	$2,239.2
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	January 2, 2021	December 28, 2019	December 29, 2018
United States	$222.2	$247.2	$117.1
Foreign countries	44.9	54.6	13.8
Total	$267.1	$301.8	$130.9
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2020, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
19.BUSINESS ACQUISITIONS
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
20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The aggregate quarterly earnings per share amounts disclosed in the table below may not equal the annual per share amounts due to rounding and the fact that results for each quarter are calculated independently of the full fiscal year. The Company’s unaudited quarterly results of operations are as follows:

	Fiscal 2020 Quarters Ended
(In millions, except per share data)	March 28, 2020	June 27, 2020	September 26, 2020	January 2, 2021
Revenue	$439.3	$349.1	$493.1	$509.6
Gross profit	181.8	147.2	202.0	204.6
Net earnings (loss) attributable to Wolverine World Wide, Inc.	13.0	(1.6)	22.4	(170.7)
Net earnings (loss) per share:
Basic	$0.16	$(0.02)	$0.27	$(2.10)
Diluted	0.16	(0.02)	0.27	(2.10)

	Fiscal 2019 Quarters Ended
(In millions, except per share data)	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Revenue	$523.4	$568.6	$574.3	$607.4
Gross profit	220.2	230.4	243.3	229.9
Net earnings (loss) attributable to Wolverine World Wide, Inc.	40.5	40.2	48.7	(0.9)
Net earnings (loss) per share:
Basic	$0.44	$0.45	$0.57	$(0.01)
Diluted	0.43	0.45	0.57	(0.01)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of indefinite-lived intangibles
Description of the Matter
At January 2, 2021, the Company’s indefinite-lived intangible assets were $382.3 million, which included $296.0 million for the Sperry trade name. As discussed in Notes 1 and 4 of the consolidated financial statements, indefinite-lived intangibles are tested for impairment at least annually.

Auditing management’s annual impairment test for the Sperry trade name was complex and highly judgmental due to the significant estimation required in determining the fair value of the Sperry trade name indefinite-lived intangible asset. The fair value estimate was sensitive to significant assumptions such as future revenue growth and operating profit, and the discount rate, which are affected by expectations about future market or economic conditions. Changes in these assumptions could have a significant impact on the fair value of the Sperry trade name, the amount of any impairment charge, or both. During fiscal 2020, the Company recognized an impairment charge related to the Sperry trade name of $222.2 million, as the carrying value exceeds its estimated fair value.

Given the significant judgments made by management to estimate the fair value of the Sperry trade name and the impairment charge recorded during the year, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the future revenue growth, operating profit, and discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Sperry trade name impairment review process. This included controls over the significant assumptions described above and the completeness and accuracy of the data used in the fair value estimate.

To test the estimated fair value of the Sperry trade name, we performed audit procedures that included, among others, assessing the valuation model and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate. We also compared the significant assumptions used by management to current industry and economic trends, to the business model used by Sperry and other relevant factors. Additionally, we assessed the historical accuracy of management’s estimates.

Environmental Liabilities
Description of the Matter
As discussed in Note 17, the Company has recognized environmental liabilities of $101.8 million on an undiscounted basis. Specifically, the Company was served with two regulatory actions filed by the Environmental Protection Agency (“EPA”) and Michigan Department of Environment, Great Lakes, and Energy (“EGLE”) in early 2018. The Company, EGLE and EPA entered into various settlement agreements that address and outline the Company’s required remedial actions. The Company believes it is probable that it will incur losses related to the required remediation actions and has recognized environmental liabilities for its estimate of the cost of the remedial actions.

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

To test the assessment of the probability of incurrence of a loss and the estimated loss, to the extent it was reasonably estimable, we performed audit procedures that included, among others, reviewing summaries of the proceedings and related correspondence with attorneys and environmental agencies, reviewing legal counsel confirmation letters, assessing scope and cost estimates of the Company’s third-party environmental studies used in determination of the reserve, utilizing internal environmental specialists to assist with assessing the cost estimate (by using all the information available) and searching for other publicly available information that might indicate new or contrary facts related to the matter.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries' internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and financial statement schedule and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of January 2, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of January 2, 2021.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 2, 2021 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 6, 2021 in sections "Election of Directors" and "Corporate Governance". The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in section "Compensation Discussion and Analysis".
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in sections "Equity Compensation Plan Information" and "Securities Ownership of Officers and Directors and Certain Beneficial Owners".

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in sections "Related Party Matters" and "Director Independence".
Item 14.    Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in section "Independent Registered Public Accounting Firm".
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2021, December 28, 2019 and December 29, 2018.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 2, 2021, December 28, 2019 and December 29, 2018.
•Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2021, December 28, 2019 and December 29, 2018.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 2, 2021, December 28, 2019 and December 29, 2018.
•Notes to the Consolidated Financial Statements.
•Reports of Independent Registered Public Accounting Firm.
(2)Financial Statement Schedules Attached as Appendix A
The following consolidated financial statement schedule of Wolverine World Wide, Inc. and its subsidiaries is filed as a part of this report:
•Schedule II - Valuation and Qualifying Accounts.
All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3)Exhibits
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
4.1
Description of the Registrant's Securities Registered Pursuant To Section 12 of The Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

4.2
Senior Notes Indenture, dated August 30, 2016, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.

4.3	Form of 5.000% Senior Note due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016.

Exhibit Number	Document

4.4
Senior Notes Indenture, dated May 11, 2020, among Wolverine World Wide, Inc., the guarantors named therein, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020.

4.5	Form of 6.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 11, 2020.
10.1	Amended and Restated Stock Incentive Plan of 2005.* Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.2	Amended and Restated Directors’ Stock Option Plan.* Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.3	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.4	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
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

10.22	2020 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.
10.23
Form of Performance Stock Unit Award Agreement (2020 - 2022 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.

10.24	2020 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020.
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

10.27
Separation and Release Agreement between Wolverine World Wide, Inc. and Todd Spaletto, dated as of April 15, 2020.* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.

10.28
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.28.

10.29
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.30	Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020.
10.31
Executive Severance Agreement between Brendan Hoffman and the Company, dated August 7, 2020.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2020.

10.32
Indemnification Agreement between Brendan Hoffman and the Company, dated August 7, 2020.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2020.

10.33	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.34	Wolverine World Wide, Inc. Deferred Compensation Plan, Amended and Restated.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018.
10.35	First Amendment to the Wolverine World Wide, Inc. Deferred Compensation Plan, dated as of December 29, 2020.*
10.36	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.37	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.38	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 27, 2018.
10.39	Sixth Amendment to the Wolverine Employees' Pension Plan.* Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 29, 2018.
10.40
Resolution of the Wolverine World Wide, Inc. Board of Directors Authorizing the Merger of the Wolverine Collectively Bargained Employees’ Pension Plan and the Wolverine Employees’ Pension Plan. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

10.41	First Amendment to the Wolverine Employees' Pension Plan, dated as of December 2, 2020.*

Exhibit Number	Document

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

10.49
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

10.50
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

10.51
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

10.52
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

10.53
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

21	Subsidiaries of Registrant.

Exhibit Number	Document

23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.
104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 26, 2021	By:	/s/ Blake W. Krueger
Blake W. Krueger Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake W. Krueger	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Blake W. Krueger

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2021
Michael D. Stornant

/s/ Brendan L. Hoffman	President and Director	February 26, 2021
Brendan L. Hoffman

/s/ Jeffrey M. Boromisa	Director	February 26, 2021
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 26, 2021
Gina R. Boswell

/s/ Roxane Divol	Director	February 26, 2021
Roxane Divol

/s/ William K. Gerber	Director	February 26, 2021
William K. Gerber

/s/ David T. Kollat	Director	February 26, 2021
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 26, 2021
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 26, 2021
Nicholas T. Long

/s/ David W. McCreight	Director	February 26, 2021
David W. McCreight

/s/ Michael A. Volkema	Director	February 26, 2021
Michael A. Volkema

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended January 2, 2021
Deducted from asset accounts:
Allowance for credit losses	$6.0	$9.7	$9.0	(A)	$6.7
Allowance for sales returns	11.4	41.5	37.3	(B)	15.6
Allowance for cash discounts and customer markdowns	9.3	19.8	17.9	(C)	11.2
Inventory valuation allowances	7.3	9.3	7.5	(D)	9.1
Total	$34.0	$80.3	$71.7		$42.6
Fiscal Year Ended December 28, 2019
Deducted from asset accounts:
Allowance for credit losses (1)	$4.0	$5.1	$3.1	(A)	$6.0
Allowance for sales returns	13.6	50.2	52.4	(B)	11.4
Allowance for cash discounts and customer markdowns (1)	9.0	15.3	15.0	(C)	9.3
Inventory valuation allowances	8.3	6.9	7.9	(D)	7.3
Total	$34.9	$77.5	$78.4		$34.0
Fiscal Year Ended December 29, 2018
Deducted from asset accounts:
Allowance for credit losses (1)	$6.8	$2.8	$5.6	(A)	$4.0
Allowance for sales returns	12.6	53.8	52.8	(B)	13.6
Allowance for cash discounts and customer markdowns (1)	12.1	17.9	21.0	(C)	9.0
Inventory valuation allowances	11.5	6.1	9.3	(D)	8.3
Total	$43.0	$80.6	$88.7		$34.9
(1)Prior year amounts were reclassified between lines within the schedule to conform with current year presentation.
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1