Form 10-Q
period 2021-04-03
WOLVERINE WORLD WIDE INC /DE/
filed 2021-05-13
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,827,340 shares of common stock, $1 par value, outstanding as of April 26, 2021.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events, including statements regarding the Company’s planned eCommerce investments and priorities. In this context, forward-looking statements also often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
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
•currency restrictions;
•supply chain and capacity constraints, production disruptions, quality issues, price increases or other risks associated with foreign sourcing;
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
•problems affecting the Company’s supply chain and distribution system, including service interruptions at shipping and receiving ports;
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
These or other uncertainties could cause a material difference between an actual outcome and a forward-looking statement. The uncertainties included here are not exhaustive and are described in more detail in Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “2020 Form 10-K”). Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company does not undertake an obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended
(In millions, except per share data)	April 3, 2021	March 28, 2020
Revenue	$510.7	$439.3
Cost of goods sold	288.4	257.5
Gross profit	222.3	181.8
Selling, general and administrative expenses	174.4	156.1
Environmental and other related costs, net of recoveries	(10.2)	8.8
Operating profit	58.1	16.9
Other expenses:
Interest expense, net	9.6	7.8
Other expense (income), net	2.8	(0.6)
Total other expenses	12.4	7.2
Earnings before income taxes	45.7	9.7
Income tax expense (benefit)	7.3	(3.1)
Net earnings	$38.4	$12.8
Less: net loss attributable to noncontrolling interests	(0.1)	(0.2)
Net earnings attributable to Wolverine World Wide, Inc.	$38.5	$13.0

Net earnings per share (see Note 3):
Basic	$0.46	$0.16
Diluted	$0.45	$0.16

Comprehensive income	$44.6	$2.2
Less: comprehensive loss attributable to noncontrolling interests	(0.4)	(1.4)
Comprehensive income attributable to Wolverine World Wide, Inc.	$45.0	$3.6

Cash dividends declared per share	$0.10	$0.10
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	April 3, 2021	January 2, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$364.8	$347.4	$472.6
Accounts receivable, less allowances of $25.0, $33.5 and $28.3	323.6	268.3	323.4
Finished products, net	311.2	237.9	396.2
Raw materials and work-in-process, net	9.7	5.2	9.1
Total inventories	320.9	243.1	405.3
Prepaid expenses and other current assets	37.9	45.4	50.4
Total current assets	1,047.2	904.2	1,251.7
Property, plant and equipment, net of accumulated depreciation of $202.6, $197.2 and $187.3	120.8	124.6	138.3
Lease right-of-use assets, net	136.7	142.5	158.3
Goodwill	442.7	442.4	434.7
Indefinite-lived intangibles	382.3	382.3	604.5
Amortizable intangibles, net	71.2	73.0	76.2
Deferred income taxes	2.2	3.2	2.4
Other assets	64.2	65.2	87.6
Total assets	$2,267.3	$2,137.4	$2,753.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279.3	$185.0	$137.6
Accrued salaries and wages	17.8	27.0	15.3
Other accrued liabilities	157.0	150.0	129.4
Lease liabilities	33.7	34.0	34.9
Current maturities of long-term debt	10.0	10.0	12.5
Borrowings under revolving credit agreements	—	—	790.0
Total current liabilities	497.8	406.0	1,119.7
Long-term debt, less current maturities	710.4	712.5	423.6
Accrued pension liabilities	146.5	147.0	109.5
Deferred income taxes	37.0	35.5	86.5
Lease liabilities, noncurrent	122.8	130.3	145.0
Other liabilities	127.7	133.1	133.5
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 111,243,844, 110,426,769, and 109,208,832 shares issued	111.2	110.4	109.2
Additional paid-in capital	265.7	252.6	219.8
Retained earnings	1,123.1	1,093.3	1,268.1
Accumulated other comprehensive loss	(124.1)	(130.6)	(111.5)
Cost of shares in treasury; 28,359,799, 28,285,274, and 28,146,763 shares	(766.8)	(764.3)	(760.0)
Total Wolverine World Wide, Inc. stockholders’ equity	609.1	561.4	725.6
Noncontrolling interest	16.0	11.6	10.3
Total stockholders’ equity	625.1	573.0	735.9
Total liabilities and stockholders’ equity	2,267.3	2,137.4	2,753.7
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES
Net earnings	$38.4	$12.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7.2	7.8
Deferred income taxes	1.0	(12.6)
Stock-based compensation expense	10.0	2.7
Pension and SERP expense	3.5	2.1
Environmental and other related costs, net of cash payments and recoveries received	(0.2)	49.6
Other	0.6	5.8
Changes in operating assets and liabilities:
Accounts receivable	(56.2)	4.1
Inventories	(79.0)	(61.0)
Other operating assets	8.9	1.4
Accounts payable	95.8	(64.0)
Income taxes payable	(0.2)	2.7
Other operating liabilities	(3.5)	(28.0)
Net cash provided by (used in) operating activities	26.3	(76.6)
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(5.5)
Additions to property, plant and equipment	(2.2)	(3.6)
Other	(0.5)	(0.2)
Net cash used in investing activities	(2.7)	(9.3)
FINANCING ACTIVITIES
Payments under revolving credit agreements	—	(108.0)
Borrowings under revolving credit agreements	—	538.0
Payments on long-term debt	(2.5)	(2.5)
Cash dividends paid	(8.5)	(9.0)
Purchases of common stock for treasury	—	(21.0)
Employee taxes paid under stock-based compensation plans	(9.2)	(19.7)
Proceeds from the exercise of stock options	10.5	1.5
Contributions from noncontrolling interests	4.8	—
Net cash provided by (used in) financing activities	(4.9)	379.3
Effect of foreign exchange rate changes	(1.3)	(1.4)
Increase in cash and cash equivalents	17.4	292.0
Cash and cash equivalents at beginning of the year	347.4	180.6
Cash and cash equivalents at end of the quarter	$364.8	$472.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net earnings (loss)			13.0			(0.2)	12.8
Other comprehensive loss				(9.4)		(1.2)	(10.6)
Shares issues, net of shares forfeited under stock incentive plans (727,936 shares)	0.7	(17.6)					(16.9)
Shares issued for stock options exercised, net (151,646 shares)	0.2	1.3					1.5
Stock-based compensation expense		2.7					2.7
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (88,694 shares)					(2.8)		(2.8)
Balance at March 28, 2020	$109.2	$219.8	$1,268.1	$(111.5)	$(760.0)	$10.3	$735.9

Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			38.5			(0.1)	38.4
Other comprehensive income (loss)				6.5		(0.3)	6.2
Shares issued, net of shares forfeited under stock incentive plans (336,783 shares)	0.3	(7.0)					(6.7)
Shares issued for stock options exercised, net (480,292 shares)	0.5	10.1					10.6
Stock-based compensation expense		10.0					10.0
Cash dividends declared ($0.10 per share)			(8.7)				(8.7)
Purchases of shares under stock-based compensation plans (75,690 shares)					(2.5)		(2.5)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at April 3, 2021	$111.2	$265.7	$1,123.1	$(124.1)	$(766.8)	$16.0	$625.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended April 3, 2021 and March 28, 2020
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s 2020 Form 10-K.
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
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period that ends on the Saturday nearest to December 31. Fiscal year 2021 has 52 weeks and fiscal year 2020 contained 53 weeks. The Company reports its quarterly results of operations on the basis of 13-week quarters for each of the first three fiscal quarters and a 13 or 14-week period for the fiscal fourth quarter. References to particular years or quarters refer to the Company’s fiscal years ended on the Saturday nearest to December 31 or the fiscal quarters within those years.
Seasonality
The Company’s business is subject to seasonal influences that could cause significant differences in revenue, earnings and cash flows from quarter to quarter. The COVID-19 pandemic has resulted in changes in consumer behavior and preferences and the Company expects the seasonal cadence that the Company has experienced historically may continue to be affected as a result of these changes in consumer behavior and preferences.

2.NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Update (“ASU”) that the Company has not yet adopted. The following is a summary of the new standard.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01)
Provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s borrowing instruments under the amended senior credit facility, which use LIBOR as a reference rate, and is available for adoption effective immediately but is only available through December 31, 2022.
The Company is evaluating the impact of the new standard on its consolidated financial statements.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended
(In millions, except per share data)	April 3, 2021	March 28, 2020
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$38.5	$13.0
Adjustment for earnings allocated to non-vested restricted common stock	(0.7)	(0.2)
Net earnings used in calculating basic and diluted earnings per share	$37.8	$12.8
Denominator:
Weighted average shares outstanding	82.5	81.4
Adjustment for non-vested restricted common stock	(0.4)	(0.3)
Shares used in calculating basic earnings per share	82.1	81.1
Effect of dilutive stock options	1.1	0.9
Shares used in calculating diluted earnings per share	83.2	82.0
Net earnings per share:
Basic	$0.46	$0.16
Diluted	$0.45	$0.16
For the quarters ended April 3, 2021 and March 28, 2020, 58,260 and 167,298 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Goodwill balance at beginning of the year	$442.4	$438.9
Foreign currency translation effects	0.3	(4.2)
Goodwill balance at end of the quarter	$442.7	$434.7

The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $382.3 million as of April 3, 2021 and January 2, 2021, and $604.5 million as of March 28, 2020. The carrying value of the Company’s Sperry® trade name was $296.0 million as of April 3, 2021. Based on the interim impairment assessment as of April 3, 2021, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® decline in future periods compared to current projections, there are changes in the assumptions and estimates the Company uses the value of the Sperry® trade name that adversely affect such value, such as an increase in the discount rate or in the assumed tax rate, or macroeconomic conditions deteriorate further due to the COVID-19 pandemic and adversely affect the value of the Company’s Sperry® trade name balance, the Company may need to record a non-cash impairment charge.
5.ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2021, subject to renewal. Under the agreement, up to $75.0 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated condensed balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. For receivables sold under the agreement, 90% of the stated amount is paid in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Accounts receivable sold	$—	$14.1
Fees charged	—	0.1
The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. The amounts outstanding under this program were $0.0 million and $3.2 million as of April 3, 2021 and March 28, 2020, respectively.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $22.9 million of remaining fixed transaction price under its license agreements as of April 3, 2021, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.

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

	Quarter Ended April 3, 2021			Quarter Ended March 28, 2020
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$234.4	$63.3	$297.7	$214.3	$33.5	$247.8
Wolverine Boston Group	150.8	50.1	200.9	149.1	33.0	182.1
Other	11.2	0.9	12.1	8.7	0.7	9.4
Total	$396.4	$114.3	$510.7	$372.1	$67.2	$439.3
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
The Company’s contract balances are as follows:

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Product returns reserve	$9.9	$15.6	$10.3
Customer markdowns reserve	2.2	3.7	5.4
Other sales incentives reserve	4.9	6.0	2.3
Customer rebates liability	13.9	13.4	10.2
Customer advances liability	4.0	8.2	3.4
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
7.DEBT
Total debt consists of the following obligations:

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Term Loan A, due December 6, 2023	$177.5	$180.0	$190.0
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	300.0	300.0	—
Borrowings under revolving credit agreements	—	—	790.0
Unamortized deferred financing costs	(7.1)	(7.5)	(3.9)
Total debt	$720.4	$722.5	$1,226.1
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility, which had previously been amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of an incremental term loan. The incremental term loan was fully repaid by the end of fiscal 2020.
The Amended Senior Credit Facility also included a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remained unchanged as a result of the

Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. As of April 3, 2021, the scheduled principal payments due under Term Loan A over the next 12 months total $10.0 million and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Amended Senior Credit Facility. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $6.1 million, $6.1 million and $5.7 million as of April 3, 2021, January 2, 2021 and March 28, 2020, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Amended Senior Credit Facility). At April 3, 2021, Term Loan A had a weighted-average interest rate of 2.00%.
The obligations of the Company pursuant to the Amended Senior Credit Facility are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of April 3, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of April 3, 2021, January 2, 2021 and March 28, 2020.
The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $0.4 million for the quarters ended April 3, 2021 and March 28, 2020, respectively.
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
The following is a summary of the Company’s lease cost.

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Operating lease cost	$8.1	$8.2
Variable lease cost	3.2	3.4
Short-term lease cost	0.3	0.3
Sublease income	(1.8)	(1.2)
Total lease cost	$9.8	$10.7
The Company made cash payments of $9.1 million and $7.5 million for operating lease liabilities during the quarter ended April 3, 2021 and March 28, 2020, respectively. The Company entered into new or amended leases that resulted in noncash recognition of right-of-use assets and lease liabilities of $0.2 million and $5.1 million during the quarter ended April 3, 2021 and March 28, 2020, respectively. The Company did not enter into any real estate leases with commencement dates subsequent to April 3, 2021.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 538 days, and 503 days as of April 3, 2021, January 2, 2021 and March 28, 2020, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity.
The Company had an interest rate swap arrangement to mitigate interest volatility with regard to variable rate borrowings under the Amended Senior Credit Facility. The interest rate swap exchanged floating rate for fixed rate interest payments without the exchange of the underlying notional amounts, and had been designated as cash flow hedge of the underlying debt. The arrangement was terminated during the fourth quarter of fiscal 2020.
The Company has a cross currency swap to minimize the impact of exchange rate fluctuations. The hedging instrument, which, unless otherwise terminated, will mature on September 1, 2021, has been designated as a hedge of a net investment in a foreign operation. The Company will pay 2.75% on the euro-denominated notional amount and receive 5.00% on the U.S. dollar notional amount, with an exchange of principal at maturity. Changes in fair value related to movements in the foreign currency exchange spot rate are recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment related to the underlying net investment that is also recorded in accumulated other comprehensive income (loss). All other changes in fair value are recorded in interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the cross-currency swap and the Company’s investment in its euro-denominated subsidiary, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to its net investment on the balance sheet. The Company also assessed at the hedge’s inception, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the net investment of the foreign operations.

The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	April 3, 2021	January 2, 2021	March 28, 2020
Foreign exchange hedge contracts	$231.3	$250.7	$202.1
Interest rate swap	—	—	335.2
Cross currency swap	79.8	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Financial assets:
Foreign exchange hedge contracts	$1.4	$—	$6.6
Financial liabilities:
Foreign exchange hedge contracts	$(4.6)	$(8.8)	$—
Interest rate swap	—	—	(9.7)
Cross currency swap	(7.9)	(10.8)	(1.9)
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $10.0 million and $2.7 million, and related income tax benefits of $2.0 million and $0.5 million, for grants under its stock-based compensation plans for the quarters ended April 3, 2021 and March 28, 2020, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Quarter Ended April 3, 2021		Quarter Ended March 28, 2020
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	552,439	$34.22	493,420	$32.84
Performance Awards	620,771	$35.74	336,181	$35.45
11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Service cost pertaining to benefits earned during the period	$1.8	$1.6
Interest cost on projected benefit obligations	3.2	3.5
Expected return on pension assets	(4.9)	(4.6)
Net amortization loss	3.4	1.6
Net pension expense	$3.5	$2.1
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
The Company’s effective tax rates for the quarters ended April 3, 2021 and March 28, 2020 were 16.0% and (32.3)%, respectively. The lower effective tax rate for the prior year reflected larger discrete benefits than the current year. In addition, the higher pretax income in the current year led to discrete adjustments having a lesser impact on the income tax rate.

The Company is subject to periodic audits by U.S. federal, state, local and non-U.S. tax authorities. Currently, the Company is undergoing routine periodic audits in both U.S. federal, state, local and non-U.S. tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits; however, any payment of tax is not expected to be significant to the consolidated condensed financial statements. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017 in the majority of tax jurisdictions.
13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during the quarters ended April 3, 2021 and March 28, 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(10.9)	1.1		—		(9.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	(2)	1.6	(3)	0.4
Income tax expense (benefit)	—	0.3		(0.3)		—
Net reclassifications	—	(0.9)		1.3		0.4
Net current-period other comprehensive income (loss) (1)	(10.9)	0.2		1.3		(9.4)
Balance at March 28, 2020	$(58.5)	$(5.6)		$(47.4)		$(111.5)

Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(1.6)	5.0		—		3.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(2)	3.4	(3)	4.0
Income tax expense (benefit)	—	(0.2)		(0.7)		(0.9)
Net reclassifications	—	0.4		2.7		3.1
Net current-period other comprehensive income (loss) (1)	(1.6)	5.4		2.7		6.5
Balance at April 3, 2021	$(38.4)	$(14.9)		$(70.8)		$(124.1)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Financial assets:
Derivatives	$1.4	$—	$6.6
Financial liabilities:
Derivatives	$(12.5)	$(19.6)	$(11.6)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swap was valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap is determined using the current forward rates and changes in the spot rate.
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

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Carrying value	$720.4	$722.5	$1,226.1
Fair value	759.0	765.4	1,228.0
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
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a) with an effective date of February 1, 2018. The Order pertained to specified removal actions at the Company's Tannery and House Street sites, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed almost all of the activities required by to the AOC, and anticipates completing the remaining activities in 2021 pursuant to approved work plans.
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

In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking their participation in the Company's defense and remediation efforts. The Company recognized certain recoveries from legacy insurance policies in 2020 and the first quarter of 2021, and continues pursing additional recoveries pursuant to its lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Remediation liability at beginning of the year	$101.8	$124.4
Changes in estimate	—	—
Amounts paid	(1.0)	(8.0)
Remediation liability at the end of the quarter	$100.8	$116.4
The reserve balance as of April 3, 2021 includes $24.7 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $76.1 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
The Company's remediation activity at the Tannery property, House Street site and other relevant disposal sites is ongoing. Although the Consent Decree has made near-term costs more clear, it is difficult to estimate the long-term cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) changes to the form of remediation; (v) success in allocating liability to other potentially responsible parties; and (vi) the financial viability of other potentially responsible parties and third-party indemnitors. For locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of loss in excess of the associated established reserves for the reasons described above. The Company adjusts recorded liabilities as further information develops or circumstances change.
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to April 3, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Minimum royalties	$1.1	$1.8	$—	$—	$—	$—
Minimum advertising	2.3	3.4	3.5	3.6	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.4 million and $0.4 million for the quarters ended April 3, 2021 and March 28, 2020, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.0 million and $0.6 million for the quarters ended April 3, 2021 and March 28, 2020, respectively.

16.BUSINESS SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear, Saucony® footwear and apparel, Keds® footwear, and the Kids’ footwear business, which includes the Stride Rite® licensed business, as well as Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as costs related to the COVID-19 pandemic and environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Revenue:
Wolverine Michigan Group	$297.7	$247.8
Wolverine Boston Group	200.9	182.1
Other	12.1	9.4
Total	$510.7	$439.3
Operating profit (loss):
Wolverine Michigan Group	$59.2	$43.1
Wolverine Boston Group	34.1	18.8
Other	0.3	(0.1)
Corporate	(35.5)	(44.9)
Total	$58.1	$16.9

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Total assets:
Wolverine Michigan Group	$684.8	$626.9	$755.3
Wolverine Boston Group	1,126.8	1,077.8	1,351.5
Other	37.0	31.4	41.4
Corporate	418.7	401.3	605.5
Total	$2,267.3	$2,137.4	$2,753.7
Goodwill:
Wolverine Michigan Group	$145.7	$145.4	$143.3
Wolverine Boston Group	297.0	297.0	291.4
Total	$442.7	$442.4	$434.7

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
The Company’s brands are marketed in approximately 170 countries and territories at April 3, 2021, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At April 3, 2021, the Company operated 97 retail stores in the U.S. and Canada and 43 consumer-direct eCommerce sites.
Known Trends Impacting Our Business
The global impact of the COVID-19 pandemic continues to impact the Company’s business. Most importantly, the Company remains focused on the health and safety of our employees, customers and partners around the world. In accordance with regulatory guidance and protocols promulgated by health authorities and government officials, the Company continues to execute a number of enhanced business practices including temporary office closures, travel bans, enhanced cleaning procedures and social distancing designed to protect all employees.
At the onset of the COVID-19 pandemic, the Company took proactive and precautionary measures to mitigate known areas of risk and better equip the Company to navigate the future environment. These included additional debt borrowings, workforce changes, discretionary expense reductions and a number of other liquidity preservation measures. These efforts allowed the Company to maintain adequate financial liquidity and position the Company to shift resources towards future growth. Specifically, a focus has been made to prioritize brand investments towards the Company’s owned eCommerce sites. The Company’s brands on-line growth has accelerated given the investments made in this channel and the consumer preference changes towards digital purchases. The Company is prioritizing eCommerce investments including digital leadership, prioritizing marketing investments to digital platforms, developing richer content and storytelling, and optimizing digital user experiences to increase conversion. Incremental exclusive products are being offered through owned eCommerce sites and enhancements have been made to the customer shopping experience.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an impact on the Company’s financial results. During the first quarter of 2021, disruption in the global supply chain due to vessel shortages, containers damaged and lost in transit, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners. The Company expects certain aspects of the disruption in the global supply chain to continue, which may impact results into the remaining portion of fiscal 2021. Expenses related to the COVID-19 pandemic incurred in the first quarter of 2021 included $4.0 million of incremental air freight cost to expedite the delivery of inventory resulting from production and shipping delays. Interest expense increased $1.7 million in the first quarter of 2021 compared to the first quarter of 2020 as a result of the proactive liquidity measures taken in the second quarter of 2020 in response to the uncertain market conditions. Expenses in the first quarter of 2020 related to the COVID-19 pandemic included $4.6 million of costs related to severance expenses, credit loss expenses and other costs.
2021 FINANCIAL OVERVIEW
•Revenue was $510.7 million for the first quarter of 2021, representing an increase of 16.3% compared to the first quarter of 2020. The change in revenue reflected a 20.1% increase from the Michigan Group and a 10.3% increase from the Boston Group. Changes in foreign exchange rates increased revenue by $8.6 million during the first quarter of 2021. Owned eCommerce revenue increased during the first quarter of 2021 by 83.6% compared to the first quarter of 2020.
•Gross margin was 43.5% in the first quarter of 2021 compared to 41.4% in the first quarter of 2020.
•The effective tax rates in the first quarters of 2021 and 2020 were 16.0% and (32.3)%, respectively.
•Diluted earnings per share for the first quarters of 2021 and 2020 were $0.45 per share and $0.16 per share, respectively.
•The Company declared cash dividends of $0.10 per share in both the first quarters of 2021 and 2020.

•Cash flow provided by operating activities was $26.3 million for the first quarter of 2021 compared to cash flow used in operating activities of $76.6 million for the first quarter of 2020.
•Compared to the first quarter of 2020, inventory decreased $84.4 million, or 20.8%.
RESULTS OF OPERATIONS

	Quarter Ended
(In millions, except per share data)	April 3, 2021	March 28, 2020	Percent Change
Revenue	$510.7	$439.3	16.3%
Cost of goods sold	288.4	257.5	12.0
Gross profit	222.3	181.8	22.3
Selling, general and administrative expenses	174.4	156.1	11.7
Environmental and other related costs, net of recoveries	(10.2)	8.8	(215.9)
Operating profit	58.1	16.9	243.8
Interest expense, net	9.6	7.8	23.1
Other expense (income), net	2.8	(0.6)	566.7
Earnings before income taxes	45.7	9.7	371.1
Income tax expense (benefit)	7.3	(3.1)	335.5
Net earnings	38.4	12.8	200.0
Less: net loss attributable to noncontrolling interests	(0.1)	(0.2)	50.0
Net earnings attributable to Wolverine World Wide, Inc.	$38.5	$13.0	196.2%

Diluted earnings per share	$0.45	$0.16	181.3%
REVENUE
Revenue was $510.7 million for the first quarter of 2021, representing an increase of 16.3% compared to the first quarter of 2020. The change in revenue reflected a 20.1% increase from the Michigan Group and a 10.3% increase from the Boston Group. The Michigan Group’s revenue increase was driven by mid-twenties increase from Merrell®, low-thirties increase from Cat®, and high-twenties increase from Wolverine®, partially offset by mid-single digit decline from Chaco® and low-teens decline from Hush Puppies®. The Boston Group’s revenue increase was driven by high-fifties increase from Saucony®, partially offset by low-teens decline from Sperry® and low-thirties decline from Keds®. Changes in foreign exchange rates increased revenue by $8.6 million during the first quarter of 2021. Owned eCommerce revenue increased during the first quarter of 2021 by 83.6% compared to the first quarter of 2020.
GROSS MARGIN
Gross margin was 43.5% in the first quarter of 2021 compared to 41.4% in the first quarter of 2020. The gross margin increase in the first quarter was driven by favorable eCommerce mix (145 basis points) and favorable product mix across the brands mainly attributable to Saucony® (130 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (90 basis points).
OPERATING EXPENSES
Operating expenses decreased $0.7 million, from $164.9 million in the first quarter of 2020 to $164.2 million in the first quarter of 2021. The decrease was primarily driven by lower environmental and other related costs, net of insurance recoveries ($19.0 million), lower non-operating costs incurred due to the COVID-19 pandemic ($4.6 million), lower selling costs ($3.9 million) and lower product development costs ($0.6 million), partially offset by higher incentive compensation costs ($14.3 million), higher advertising costs ($8.6 million), higher general and administrative costs ($4.4 million) and higher distribution costs ($0.1 million). Environmental and other related costs were $5.5 million and $8.8 million in the first quarter of 2021 and 2020, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $9.6 million in the first quarter of 2021 compared to $7.8 million in the first quarter of 2020. Interest expense increased in the current year due to higher average debt balances in the first quarter of 2021 compared to the first quarter of 2020.

Other expense was $2.8 million in the first quarter of 2021, compared to other income of $0.6 million in the first quarter of 2020. The decrease in other income was driven by higher non-service pension costs ($1.2 million), higher losses from equity method investments ($1.6 million) and higher foreign exchange remeasurement charges ($1.2 million), partially offset by higher sublease income ($0.6 million).
The effective tax rates in the first quarter of 2021 and 2020 were 16.0% and (32.3)%, respectively. The lower effective tax rate for the prior year reflected larger discrete benefits than the current year. In addition, the higher pretax income in the current year led to discrete adjustments having a lesser impact on the income tax rate.
REPORTABLE SEGMENTS
The Company’s portfolio of brands is organized into the following two operating segments, which the Company has determined to be reportable segments.
•Wolverine Michigan Group, consisting of Merrell® footwear and apparel, Cat® footwear, Wolverine® footwear and apparel, Chaco® footwear, Hush Puppies® footwear and apparel, Bates® uniform footwear, Harley-Davidson® footwear and Hytest® safety footwear; and
•Wolverine Boston Group, consisting of Sperry® footwear, Saucony® footwear and apparel, Keds® footwear, and the Kids’ footwear business, which includes the Stride Rite® licensed business, as well as Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®.
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as COVID-19 related costs and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020	Change	Percent Change
REVENUE
Wolverine Michigan Group	$297.7	$247.8	$49.9	20.1%
Wolverine Boston Group	200.9	182.1	18.8	10.3%
Other	12.1	9.4	2.7	28.7%
Total	$510.7	$439.3	$71.4	16.3%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$59.2	$43.1	$16.1	37.4%
Wolverine Boston Group	34.1	18.8	15.3	81.4%
Other	0.3	(0.1)	0.4	400.0%
Corporate	(35.5)	(44.9)	9.4	20.9%
Total	$58.1	$16.9	$41.2	243.8%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $49.9 million, or 20.1%, in the first quarter of 2021 compared to the first quarter of 2020. The revenue increase was driven by mid-twenties increase from Merrell®, low-thirties increase from Cat®, and high-twenties increase from Wolverine®, partially offset by mid-single digit decline from Chaco® and low-teens decline from Hush Puppies®. The Merrell® increase is due to continued strength in the outdoor category and eCommerce growth. The Cat® increase is due to the continued strength in the work category and eCommerce growth. The Wolverine® increase is due to demand for core franchises and innovative product launches resulting in growth in the U.S. wholesale and eCommerce channels. The Chaco® and Hush Puppies® declines are due to supply chain constraints resulting in late deliveries of spring orders, partially offset by eCommerce growth.
The Michigan Group’s operating profit increased $16.1 million in the first quarter of 2021 compared to the first quarter of 2020. The operating profit increase was due to the revenue increases, partially offset by a 20 basis point decline in gross margin and a $5.3 million increase in selling, general and administrative costs. The decline in gross margin in the current year period was due to higher air freight costs, partially offset by improved product mix including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was due to higher advertising costs, partially offset by lower employee costs and discretionary spending.
Wolverine Boston Group
The Boston Group’s revenue increased $18.8 million, or 10.3%, during the first quarter of 2021 compared to the first quarter of 2020. The revenue increase was driven by high-fifties increase from Saucony®, partially offset by low-teens decline from Sperry® and low-thirties decline from Keds®. The Saucony® increase is due to continued momentum from consumers engaging in outdoor/healthy lifestyles and new innovative product launches leading to increased performance footwear revenue at U.S. wholesale customers and through its owned eCommerce channel. The Sperry® decline is due to supply chain constraints resulting in late deliveries of spring orders, partially offset by eCommerce growth. The Keds® decline is due to lower demand and customer buying trend changes resulting from the COVID-19 pandemic, partially offset by eCommerce growth.

The Boston Group’s operating profit increased $15.3 million in the first quarter of 2021 compared to the first quarter of 2020. The operating profit increase was due to the revenue increases and a 390 basis point increase in gross margin, partially offset by a $0.3 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was due to higher advertising costs, partially offset by lower discretionary spending.
Other
The Other category’s revenue increased $2.7 million, or 28.7%, in the first quarter of 2021 compared to the first quarter of 2020. The revenue increase was driven by mid-twenties increase in the performance leathers business.
Corporate
Corporate expenses decreased $9.4 million in 2021 compared to 2020 primarily due to lower environmental and other related costs, net of insurance recoveries ($19.0 million), lower bad debt expense ($3.3 million) and lower severance costs ($1.5 million), partially offset by higher incentive compensation costs ($13.4 million) and higher indirect purchased services ($1.5 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	April 3, 2021	January 2, 2021	March 28, 2020
Cash and cash equivalents	$364.8	$347.4	$472.6
Debt	720.4	722.5	1,226.1
Available revolving credit facility (1)	793.9	793.9	4.3
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

Liquidity
Cash and cash equivalents of $364.8 million as of April 3, 2021 were $107.8 million lower compared to March 28, 2020. The decrease is due primarily to net repayments of debt of $502.5 million and cash dividends paid of $33.1 million, partially offset by cash provided by operating activities during the previous four quarters of $412.0 million, cash inflows from investing activities of $12.7 million, and net cash received from stock-based compensation transaction of $4.5 million. The Company had $793.9 million of borrowing capacity available under the Revolving Credit Facility as of April 3, 2021. Cash and cash equivalents located in foreign jurisdictions totaled $144.1 million as of April 3, 2021.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, and pay dividends.
The Company may purchase up to an additional $487.4 million of shares under its existing common stock repurchase program which expires in 2023. The common stock repurchase program does not obligate the Company to acquire particular amount of shares and may be suspended at any time. The Company did not repurchase any shares during 2021 and repurchased $21.0 million of shares in the first quarter of 2020.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of April 3, 2021, the Company had a reserve of $100.8 million, of which $24.7 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $76.1 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The the future impact of the COVID-19 pandemic on the Company’s statement of operations and cash flows remains uncertain. The actions the Company has taken and continues to take to improve the Company’s liquidity are discussed above in this Item 2 and below under “Financing Arrangements.”
Financing Arrangements
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility, which had previously been amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of an incremental term loan. The incremental term loan was fully repaid by the end of 2020.
The Amended Senior Credit Facility also includes a $200.0 million term loan facility and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remained unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023.
On May 11, 2020, the Company issued $300.0 million aggregate principal amount of 6.375% senior notes due on May 15, 2025 with related interest payments due semi-annually. The Company also has $250.0 million of 5.00% senior notes outstanding that are due on September 1, 2026 with related interest payments due semi-annually. Both the senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of April 3, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
The Company’s debt at April 3, 2021 totaled $720.4 million compared to $722.5 million at January 2, 2021. The Company expects to use the current borrowings for working capital and general corporate purposes. The decreased debt position resulted from the required payment on Term Loan A made during the first quarter offset slightly by lower unamortized debt issuance costs. The May 11, 2020 Senior Notes allow for greater financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Cash Flows
The following table summarizes cash flow activities:

	Quarter Ended
(In millions)	April 3, 2021	March 28, 2020
Net cash provided by (used in) operating activities	$26.3	$(76.6)
Net cash used in investing activities	(2.7)	(9.3)
Net cash provided by (used in) financing activities	(4.9)	379.3
Additions to property, plant and equipment	2.2	3.6
Depreciation and amortization	7.2	7.8
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first quarter of 2021, an increase in net working capital represented a use of cash of $34.2 million. Working capital balances were unfavorably impacted by an increase in inventories of $79.0 million, an increase in accounts receivable of $56.2 million, a decrease in other operating liabilities of $3.5 million and a decrease in income taxes payable of $0.2 million, partially offset by an increase in accounts payable of $95.8 million, and a decrease in other operating assets of $8.9 million. Operating cash flows were favorably impacted by stock-based compensation expense of $10.0 million and depreciation and amortization expense of $7.2 million.
Investing Activities
The Company made capital expenditures of $2.2 million and $3.6 million in the first quarter of 2021 and 2020, respectively, for building improvements, new retail stores, distribution operations improvements and information system enhancements. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition.
Financing Activities
The decrease in cash provided by financing activities during the first quarter of 2021 compared to the prior period is due to reduced net borrowings under the revolving credit facility and reduced common stock repurchases. The Company paid $2.5 million associated with its financing arrangements during the first quarters of 2021 and 2020. The Company also paid $9.2 million and $19.7 million in the first quarters of 2021 and 2020, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $10.5 million and $1.5 million in proceeds from the exercise of stock options in the first quarters of 2021 and 2020, respectively. The Company received $4.8 million from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared a cash dividend of $0.10 per share in each of the first quarters of 2021 and 2020. Dividends paid totaled $8.5 million and $9.0 million for 2021 and 2020, respectively. A quarterly dividend of $0.10 per share was declared on May 5, 2021 to shareholders of record on July 1, 2021.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported and for information regarding our critical accounting policies refer to Management Discussion and Analysis of Financial Conditions and Results of Operations in the 2020 Form 10-K. Management believes there have been no material changes in those critical accounting policies.

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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of April 3, 2021 and March 28, 2020, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $231.3 million and $202.1 million, respectively, with maturities ranging up to 538 and 503 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of April 3, 2021, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $1.6 million from their value as of January 2, 2021. As of March 28, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $10.9 million from their value at December 28, 2019. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of April 3, 2021, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of April 3, 2021 and March 28, 2020, the Company’s total variable-rate debt was $177.5 million and $980.0 million, respectively.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the first quarter of 2021.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 1 (January 3, 2021 to February 6, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	63,288	$31.79	—
Period 2 (February 7, 2021 to March 6, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	213,691	$33.61	—
Period 3 (March 7, 2021 to April 3, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	—	$—	—
Total for the first Quarter Ended April 3, 2021
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	276,979	$33.20	—
(1)On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. Since that date, the Company repurchased $26.0 million common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Amended Senior Credit Facility and senior notes indenture.
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019.

10.1	2021 Form of Restricted Stock Unit Agreement.*

10.2	Form of Performance Stock Unit Agreement (2021 performance period).*

10.3	Form of Performance Stock Unit Agreement (2021 - 2022 performance period).*

10.4	Form of Performance Stock Unit Agreement (2021 - 2023 performance period).*

10.5
Amendment, dated as of March 25, 2021, to the Executive Severance Agreement between Brendan Hoffman and the Company, dated as of September 8, 2020*. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

May 13, 2021	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

May 13, 2021	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)