Form 10-Q
period 2021-07-03
WOLVERINE WORLD WIDE INC /DE/
filed 2021-08-05
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,214,453 shares of common stock, $1 par value, outstanding as of July 19, 2021.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements,” which are statements relating to future, not past, events, including statements regarding the Company’s planned eCommerce investments and priorities. In this context, forward-looking statements also often address management’s current beliefs, assumptions, expectations, estimates and projections about future business and financial performance, national, regional or global political, economic and market conditions, and the Company itself. Such statements often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Uncertainties that could cause the Company’s performance to differ materially from what is expressed in forward-looking statements include, but are not limited to, the following:
•the potential effects of the COVID-19 pandemic on the Company’s business, operations, financial results and liquidity;
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
•currency restrictions;
•supply chain and capacity constraints, production disruptions, including reduction in operating hours, labor shortages, and facility closures resulting in production delays at the Company’s manufacturers due to disruption from the effects of the COVID-19 pandemic, quality issues, price increases or other risks associated with foreign sourcing;
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
•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses and implementing new initiatives and ventures, including the Company’s acquisition of the Sweaty Betty brand;
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$631.9	$349.1	$1,142.6	$788.4
Cost of goods sold	361.5	201.9	649.9	459.4
Gross profit	270.4	147.2	492.7	329.0
Selling, general and administrative expenses	201.8	143.6	376.2	299.7
Environmental and other related costs, net of recoveries	4.8	(3.9)	(5.4)	4.9
Operating profit	63.8	7.5	121.9	24.4
Other expenses:
Interest expense, net	9.7	10.5	19.3	18.3
Debt extinguishment and other costs	—	0.2	—	0.2
Other expense (income), net	0.1	(1.7)	2.9	(2.3)
Total other expenses	9.8	9.0	22.2	16.2
Earnings (loss) before income taxes	54.0	(1.5)	99.7	8.2
Income tax expense (benefit)	9.6	0.4	16.9	(2.7)
Net earnings (loss)	$44.4	$(1.9)	$82.8	$10.9
Less: net loss attributable to noncontrolling interests	(0.3)	(0.3)	(0.4)	(0.5)
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$44.7	$(1.6)	$83.2	$11.4

Net earnings (loss) per share (see Note 3):
Basic	$0.53	$(0.02)	$0.99	$0.14
Diluted	$0.53	$(0.02)	$0.98	$0.14

Comprehensive income (loss)	$49.8	$(1.8)	$94.4	$0.4
Less: comprehensive loss attributable to noncontrolling interests	(0.1)	(0.2)	(0.5)	(1.6)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$49.9	$(1.6)	$94.9	$2.0

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	July 3, 2021	January 2, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$345.8	$347.4	$422.6
Accounts receivable, less allowances of $26.3, $33.5 and $38.2	372.0	268.3	263.8
Finished products, net	323.6	237.9	376.5
Raw materials and work-in-process, net	8.1	5.2	10.0
Total inventories	331.7	243.1	386.5
Prepaid expenses and other current assets	36.9	45.4	45.7
Total current assets	1,086.4	904.2	1,118.6
Property, plant and equipment, net of accumulated depreciation of $207.2, $197.2 and $192.8	120.2	124.6	134.9
Lease right-of-use assets, net	134.6	142.5	152.4
Goodwill	443.6	442.4	435.6
Indefinite-lived intangibles	382.3	382.3	604.5
Amortizable intangibles, net	70.6	73.0	75.1
Deferred income taxes	2.0	3.2	2.4
Other assets	63.9	65.2	65.9
Total assets	$2,303.6	$2,137.4	$2,589.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279.2	$185.0	$154.9
Accrued salaries and wages	33.7	27.0	11.6
Other accrued liabilities	167.3	150.0	163.9
Lease liabilities	32.7	34.0	37.5
Current maturities of long-term debt	10.0	10.0	183.5
Borrowings under revolving credit agreements	—	—	125.0
Total current liabilities	522.9	406.0	676.4
Long-term debt, less current maturities	708.4	712.5	715.9
Accrued pension liabilities	145.9	147.0	109.4
Deferred income taxes	37.6	35.5	86.0
Lease liabilities, noncurrent	119.3	130.3	139.2
Other liabilities	120.4	133.1	126.6
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 111,382,593, 110,426,769, and 110,006,517 shares issued	111.4	110.4	110.0
Additional paid-in capital	278.4	252.6	227.1
Retained earnings	1,159.6	1,093.3	1,258.3
Accumulated other comprehensive loss	(118.9)	(130.6)	(111.5)
Cost of shares in treasury; 29,166,422, 28,285,274, and 28,146,537 shares	(797.3)	(764.3)	(759.9)
Total Wolverine World Wide, Inc. stockholders’ equity	633.2	561.4	724.0
Noncontrolling interest	15.9	11.6	11.9
Total stockholders’ equity	649.1	573.0	735.9
Total liabilities and stockholders’ equity	$2,303.6	$2,137.4	$2,589.4
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES
Net earnings	$82.8	$10.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14.4	15.4
Deferred income taxes	1.2	(13.4)
Stock-based compensation expense	21.6	10.2
Pension and SERP expense	7.0	4.3
Debt extinguishment and other costs	—	0.2
Environmental and other related costs, net of cash payments and recoveries received	(9.4)	34.2
Other	(1.6)	4.3
Changes in operating assets and liabilities:
Accounts receivable	(103.9)	64.5
Inventories	(89.1)	(41.0)
Other operating assets	10.3	6.3
Accounts payable	94.8	(45.9)
Income taxes payable	1.7	3.5
Other operating liabilities	21.9	(14.5)
Net cash provided by operating activities	51.7	39.0
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(5.5)
Additions to property, plant and equipment	(6.7)	(6.6)
Investment in joint ventures	—	(3.5)
Proceeds from company-owned life insurance policy liquidations	—	25.6
Other	(1.4)	(0.8)
Net cash provided by (used in) investing activities	(8.1)	9.2
FINANCING ACTIVITIES
Payments under revolving credit agreements	—	(773.0)
Borrowings under revolving credit agreements	—	538.0
Proceeds from company-owned life insurance policies	—	24.5
Borrowings of long-term debt	—	471.0
Payments on long-term debt	(5.0)	(5.0)
Payments of debt issuance and debt extinguishment costs	—	(6.4)
Cash dividends paid	(16.9)	(17.0)
Purchases of common stock for treasury	(26.9)	(21.0)
Employee taxes paid under stock-based compensation plans	(13.1)	(19.9)
Proceeds from the exercise of stock options	12.0	2.1
Contributions from noncontrolling interests	4.8	1.8
Net cash provided by (used in) financing activities	(45.1)	195.1
Effect of foreign exchange rate changes	(0.1)	(1.3)
Increase (decrease) in cash and cash equivalents	(1.6)	242.0
Cash and cash equivalents at beginning of the year	347.4	180.6
Cash and cash equivalents at end of the quarter	$345.8	$422.6
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at March 28, 2020	$109.2	$219.8	$1,268.1	$(111.5)	$(760.0)	$10.3	$735.9
Net loss			(1.6)			(0.3)	(1.9)
Other comprehensive income				—		0.1	0.1
Shares issued, net of shares forfeited under stock incentive plans (757,617 shares)	0.8	(0.9)					(0.1)
Shares issued for stock options exercised, net (40,068 shares)	—	0.7					0.7
Stock-based compensation expense		7.5					7.5
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Issuance of treasury shares (1,701 shares)		—			0.1		0.1
Capital contribution from noncontrolling interest						1.8	1.8
Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9

Balance at April 3, 2021	$111.2	$265.7	$1,123.1	$(124.1)	$(766.8)	$16.0	$625.1
Net earnings (loss)			44.7			(0.3)	44.4
Other comprehensive income				5.2		0.2	5.4
Shares issued, net of shares forfeited under stock incentive plans (59,839 shares)	0.1	(0.4)					(0.3)
Shares issued for stock options exercised, net (78,910 shares)	0.1	1.5					1.6
Stock-based compensation expense		11.6					11.6
Cash dividends declared ($0.10 per share)			(8.2)				(8.2)
Issuance of treasury shares (803 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (91,399 shares)					(3.7)		(3.7)
Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net earnings (loss)			11.4			(0.5)	10.9
Other comprehensive loss				(9.4)		(1.1)	(10.5)
Shares issues, net of shares forfeited under stock incentive plans (1,485,553 shares)	1.5	(18.5)					(17.0)
Shares issued for stock options exercised, net (191,714 shares)	0.2	2.0					2.2
Stock-based compensation expense		10.2					10.2
Cash dividends declared ($0.20 per share)			(16.4)				(16.4)
Issuance of treasury shares (2,768 shares)		—			0.1		0.1
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (90,169 shares)					(2.8)		(2.8)
Capital contribution from noncontrolling interest						1.8	1.8
Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9

Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			83.2			(0.4)	82.8
Other comprehensive income (loss)				11.7		(0.1)	11.6
Shares issued, net of shares forfeited under stock incentive plans (396,622 shares)	0.4	(7.4)					(7.0)
Shares issued for stock options exercised, net (559,202 shares)	0.6	11.6					12.2
Stock-based compensation expense		21.6					21.6
Cash dividends declared ($0.20 per share)			(16.9)				(16.9)
Issuance of treasury shares (1,968 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (167,089 shares)					(6.2)		(6.2)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Quarters Ended July 3, 2021 and June 27, 2020
(Unaudited)

1.BASIS OF PRESENTATION
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
Seasonality
The Company’s business is subject to seasonal influences that could cause significant differences in revenue, earnings and cash flows from quarter to quarter. The COVID-19 pandemic resulted in changes in consumer behavior and preferences that changed this seasonal cadence. The Company expects the seasonal cadence that the Company experienced historically may continue to be affected as a result of these changes in consumer behavior and preferences resulting from the COVID-19 pandemic.

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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$44.7	$(1.6)	$83.2	$11.4
Adjustment for earnings allocated to non-vested restricted common stock	(0.7)	(0.2)	(1.4)	(0.4)
Net earnings (loss) used in calculating basic and diluted earnings per share	$44.0	$(1.8)	$81.8	$11.0
Denominator:
Weighted average shares outstanding	82.6	81.7	82.5	81.6
Adjustment for non-vested restricted common stock	(0.1)	(0.8)	(0.2)	(0.6)
Shares used in calculating basic earnings per share	82.5	80.9	82.3	81.0
Effect of dilutive stock options	1.1	—	1.1	0.5
Shares used in calculating diluted earnings per share	83.6	80.9	83.4	81.5
Net earnings (loss) per share:
Basic	$0.53	$(0.02)	$0.99	$0.14
Diluted	$0.53	$(0.02)	$0.98	$0.14
For the quarter and year-to-date ended July 3, 2021, 426,920 and 345,247 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended June 27, 2020, 1,955,425 and 1,183,907 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020
Goodwill balance at beginning of the year	$442.4	$438.9
Foreign currency translation effects	1.2	(3.3)
Goodwill balance at end of the quarter	$443.6	$435.6
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $382.3 million as of July 3, 2021 and January 2, 2021, and $604.5 million as of June 27, 2020. In the fourth quarter of 2020, the Company recognized a $222.2 million impairment charge for the decline in the value of the Sperry® trade name. The carrying value of the Company’s Sperry® trade name was $296.0 million as of July 3, 2021. Based on the interim impairment assessment as of July 3, 2021, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® decline in future periods compared to current projections, there are changes in the assumptions and estimates the Company uses to value the Sperry® trade name that adversely affect such value, such as an increase in the discount rate or in the assumed tax rate, or macroeconomic conditions deteriorate further due to the COVID-19 pandemic and adversely affect the value of the Company’s Sperry® trade name balance, the Company may need to record a non-cash impairment charge.
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
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Accounts receivable sold	$—	$—	$—	$14.1
Fees charged	$—	$—	$—	$0.1
The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. There were no amounts outstanding under this program as of July 3, 2021 and June 27, 2020, respectively.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $20.9 million of remaining fixed transaction price under its license agreements as of July 3, 2021, which it expects to recognize per the terms of its contracts over the course of time through December 2024. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.

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

	Quarter Ended July 3, 2021			Quarter Ended June 27, 2020
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$282.0	$72.4	$354.4	$149.0	$68.4	$217.4
Wolverine Boston Group	194.5	63.5	258.0	74.5	48.0	122.5
Other	18.2	1.3	19.5	8.8	0.4	9.2
Total	$494.7	$137.2	$631.9	$232.3	$116.8	$349.1

	Year-To-Date Ended July 3, 2021			Year-To-Date Ended June 27, 2020
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$516.4	$135.7	$652.1	$363.3	$101.9	$465.2
Wolverine Boston Group	345.3	113.6	458.9	223.6	81.0	304.6
Other	29.4	2.2	31.6	17.5	1.1	18.6
Total	$891.1	$251.5	$1,142.6	$604.4	$184.0	$788.4
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
The Company’s contract balances are as follows:

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Product returns reserve	$10.7	$15.6	$11.8
Customer markdowns reserve	3.3	3.7	5.7
Other sales incentives reserve	4.4	6.0	3.4
Customer rebates liability	14.2	13.4	11.0
Customer advances liability	7.1	8.2	5.8
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Term Loan A, due December 6, 2023	$175.0	$180.0	$187.5
Incremental Term Loan	—	—	171.0
Senior Notes, 5.000% interest, due September 1, 2026	250.0	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	300.0	300.0	300.0
Borrowings under revolving credit agreements	—	—	125.0
Unamortized deferred financing costs	(6.6)	(7.5)	(9.1)
Total debt	$718.4	$722.5	$1,024.4
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
The Amended Senior Credit Facility also included a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remained unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. As of July 3, 2021, the scheduled principal payments due under Term Loan A over the next 12 months total $10.0 million and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Amended Senior Credit Facility. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $6.1 million, $6.1 million and $5.8 million as of July 3, 2021, January 2, 2021 and June 27, 2020, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Amended Senior Credit Facility). At July 3, 2021, Term Loan A had a weighted-average interest rate of 1.88%.
The obligations of the Company pursuant to the Amended Senior Credit Facility are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of July 3, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of July 3, 2021, January 2, 2021 and June 27, 2020.
The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.3 million for the quarter and year-to-date ended July 3, 2021, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.7 million and $1.1 million for the quarter and year-to-date ended June 27, 2020, respectively.
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
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$8.0	$8.1	$16.1	$16.3
Variable lease cost	2.9	2.7	6.1	6.1
Short-term lease cost	0.2	0.2	0.5	0.5
Sublease income	(1.5)	(1.1)	(3.3)	(2.3)
Total lease cost	$9.6	$9.9	$19.4	$20.6
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash paid for operating lease liabilities	$9.0	$4.6	$18.1	$12.1
Operating lease assets obtained in exchange for lease liabilities	3.2	0.1	3.4	5.2
The Company did not enter into any real estate leases with commencement dates subsequent to July 3, 2021.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 538 days, and 412 days as of July 3, 2021, January 2, 2021 and June 27, 2020, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During the quarter ended June 27, 2020, the Company reclassified $1.3 million to other income for foreign currency contracts that were no longer deemed highly effective.

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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	July 3, 2021	January 2, 2021	June 27, 2020
Foreign exchange hedge contracts	$293.9	$250.7	$161.1
Interest rate swap	—	—	314.6
Cross currency swap	79.8	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Financial assets:
Foreign exchange hedge contracts	$1.6	$—	$4.1
Financial liabilities:
Foreign exchange hedge contracts	$(4.1)	$(8.8)	$(0.1)
Interest rate swap	—	—	(9.8)
Cross currency swap	(8.6)	(10.8)	(1.9)
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $11.6 million and $21.6 million, and related income tax benefits of $2.2 million and $4.2 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended July 3, 2021, respectively. The Company recognized compensation expense of $7.5 million and $10.2 million, and related income tax benefits of $1.5 million and $2.0 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended June 27, 2020, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended July 3, 2021		Year-To-Date Ended June 27, 2020
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	588,275	$34.76	1,325,475	$22.28
Performance Awards	622,875	$35.73	346,584	$35.02

11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost pertaining to benefits earned during the period	$1.7	$1.6	$3.5	$3.2
Interest cost on projected benefit obligations	3.2	3.6	6.4	7.1
Expected return on pension assets	(4.9)	(4.7)	(9.8)	(9.3)
Net amortization loss	3.5	1.7	6.9	3.3
Net pension expense	$3.5	$2.2	$7.0	$4.3
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
The Company’s effective tax rates for the quarter and year-to-date ended July 3, 2021 were 17.7% and 16.9%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended June 27, 2020 were (28.3)% and (33.0)%, respectively. The lower effective tax rate for the prior year reflected larger discrete benefits than the current year. In addition, because pretax income in the current year is higher than the prior year, discrete adjustments had a lesser impact on the income tax rate than they had in the prior year.
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
The change in accumulated other comprehensive income (loss) during the quarters ended July 3, 2021 and June 27, 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at March 28, 2020	$(58.5)	$(5.6)		$(47.4)		$(111.5)
Other comprehensive income (loss) before reclassifications (1)	2.6	(1.8)		—		0.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.4)	(2)	1.7	(3)	(0.7)
Income tax expense (benefit)	—	0.3		(0.4)		(0.1)
Net reclassifications	—	(2.1)		1.3		(0.8)
Net current-period other comprehensive income (loss) (1)	2.6	(3.9)		1.3		—
Balance at June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)

Balance at April 3, 2021	$(38.4)	$(14.9)		$(70.8)		$(124.1)
Other comprehensive income (loss) before reclassifications (1)	2.5	(1.8)		—		0.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	(2)	3.5	(3)	5.9
Income tax expense (benefit)	—	(0.6)		(0.8)		(1.4)
Net reclassifications	—	1.8		2.7		4.5
Net current-period other comprehensive income (loss) (1)	2.5	—		2.7		5.2
Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)
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
(3)Amounts reclassified are included in the computation of net pension expense.
The change in accumulated other comprehensive income (loss) during the year-to-dates ended July 3, 2021 and June 27, 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(8.3)	(0.7)		—		(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	(2)	3.3	(3)	(0.3)
Income tax expense (benefit)	—	0.6		(0.7)		(0.1)
Net reclassifications	—	(3.0)		2.6		(0.4)
Net current-period other comprehensive income (loss) (1)	(8.3)	(3.7)		2.6		(9.4)
Balance at June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)

Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	0.9	3.2		—		4.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.0	(2)	6.9	(3)	9.9
Income tax expense (benefit)	—	(0.8)		(1.5)		(2.3)
Net reclassifications	—	2.2		5.4		7.6
Net current-period other comprehensive income (loss) (1)	0.9	5.4		5.4		11.7
Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Financial assets:
Derivatives	$1.6	$—	$4.1
Financial liabilities:
Derivatives	$(12.7)	$(19.6)	$(11.8)
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

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Carrying value	$718.4	$722.5	$1,024.4
Fair value	757.2	765.4	1,062.4
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
In addition, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking a defense against the Litigation Matters and coverage for remediation efforts undertaken by the Company and indemnity provided by the Company. The Company recognized certain recoveries from legacy insurance policies in 2020 and 2021, and continues pursing additional recoveries pursuant to its lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020
Remediation liability at beginning of the year	$101.8	$124.4
Changes in estimate	—	—
Amounts paid	(8.7)	(17.7)
Remediation liability at the end of the quarter	$93.1	$106.7
The reserve balance as of July 3, 2021 includes $24.8 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $68.3 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to July 3, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Minimum royalties	$0.6	$1.8	$—	$—	$—	$—
Minimum advertising	$—	$3.4	$3.5	$3.6	$—	$—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the

Company incurred royalty expense of $0.7 million and $1.1 million for the quarter and year-to-date ended July 3, 2021, respectively. For the quarter and year-to-date ended June 27, 2020, the Company incurred royalty expense in accordance with these agreements of $0.4 million and $0.8 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.7 million and $2.7 million for the quarter and year-to-date ended July 3, 2021, respectively. For the quarter and year-to-date ended June 27, 2020, the Company incurred advertising expense in accordance with these agreements of $0.4 million and $1.0 million, respectively.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic and environmental and other related costs. The Company’s reportable segments are determined based on how the Company internally reports and evaluates financial information used to make operating decisions.
Company management uses various financial measures to evaluate the performance of the reportable segments. The following is a summary of certain key financial measures for each reportable segment.

	Quarter Ended		Year-to-Date Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue:
Wolverine Michigan Group	$354.4	$217.4	$652.1	$465.2
Wolverine Boston Group	258.0	122.5	458.9	304.6
Other	19.5	9.2	31.6	18.6
Total	$631.9	$349.1	$1,142.6	$788.4
Operating profit (loss):
Wolverine Michigan Group	$75.5	$38.4	$134.7	$81.5
Wolverine Boston Group	47.0	8.6	81.1	27.4
Other	1.2	0.4	1.5	0.3
Corporate	(59.9)	(39.9)	(95.4)	(84.8)
Total	$63.8	$7.5	$121.9	$24.4

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Total assets:
Wolverine Michigan Group	$702.4	$626.9	$714.4
Wolverine Boston Group	1,157.9	1,077.8	1,307.0
Other	43.4	31.4	37.0
Corporate	399.9	401.3	531.0
Total	$2,303.6	$2,137.4	$2,589.4
Goodwill:
Wolverine Michigan Group	$145.7	$145.4	$143.2
Wolverine Boston Group	297.9	297.0	292.4
Total	$443.6	$442.4	$435.6
17.SUBSEQUENT EVENT
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady Leisure Investco Limited (the “Acquired Company”). The acquisition was completed on August 2, 2021 for $415.8 million, which is net of acquired cash of $7.1 million. The Acquired Company owns the Sweaty Betty brand and activewear business, a premium women’s activewear brand. The acquisition was funded with cash on hand and borrowings under the Company’s revolving credit facility.

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
The Company’s brands are marketed in approximately 170 countries and territories at July 3, 2021, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At July 3, 2021, the Company operated 97 retail stores in the U.S. and Canada and 61 consumer-direct eCommerce sites.
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady Leisure Investco Limited (the “Acquired Company”). The acquisition was completed on August 2, 2021 for $415.8 million, which is net of acquired cash of $7.1 million. The Acquired Company owns the Sweaty Betty brand and activewear business, a premium women’s activewear brand. The acquisition was funded with cash on hand and borrowings under the Company’s revolving credit facility.
Known Trends Impacting Our Business
The global impact of the COVID-19 pandemic continues to impact the Company’s business. Most importantly, the Company remains focused on the health and safety of our employees, customers and partners around the world. In accordance with regulatory guidance and protocols promulgated by health authorities and government officials, the Company continues to execute a number of enhanced business practices including temporary office closures, travel restrictions, enhanced cleaning procedures and social distancing designed to protect all employees.
At the onset of the COVID-19 pandemic, the Company took proactive and precautionary measures to mitigate known areas of risk and better equip the Company to navigate the future environment. These included additional debt borrowings, workforce changes, discretionary expense reductions and a number of other liquidity preservation measures. These efforts allowed the Company to maintain adequate financial liquidity and position the Company to shift resources towards future growth. Specifically, the Company prioritized brand investments in the Company’s owned eCommerce sites. The Company’s brands’ on-line growth accelerated due to the investments in this channel and consumer preference changes in favor of digital purchases. The Company continues to prioritize eCommerce investments including digital leadership, marketing investments in digital platforms, developing richer content and storytelling, and optimizing digital user experiences to increase conversion. The Company is offering incremental exclusive products through owned eCommerce sites and the Company has enhanced the customer shopping experience.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an impact, on the Company’s financial results. During the first two quarters of 2021, disruption in the global supply chain due to vessel shortages, containers damaged and lost in transit, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners. The Company expects certain aspects of the disruption in the global supply chain to continue, which may impact results for the remaining portion of fiscal 2021. Expenses related to the COVID-19 pandemic incurred in the second quarter and first two quarters of 2021 included $11.0 million and $15.0 million, respectively, of incremental air freight cost to expedite the delivery of inventory resulting from production and shipping delays. Expenses in the second quarter and first two quarters of 2020 related to the COVID-19 pandemic included $14.1 million and $18.7 million, respectively, of costs related to severance expenses, credit loss expenses and other costs.
2021 FINANCIAL OVERVIEW
•Revenue was $631.9 million for the second quarter of 2021, representing an increase of 81.0% compared to the second quarter of 2020. The change in revenue reflected a 63.0% increase from the Michigan Group and a 110.6% increase from the Boston Group. Changes in foreign exchange rates increased revenue by $11.6 million during the second quarter of 2021. Owned eCommerce revenue decreased during the second quarter of 2021 by 2.7% compared to the second quarter of 2020 which benefited from closure of brick-and-mortar stores in response to the pandemic.

•Gross margin was 42.8% in the second quarter of 2021 compared to 42.2% in the second quarter of 2020.
•The effective tax rates in the second quarters of 2021 and 2020 were 17.7% and (28.3)%, respectively.
•Diluted earnings per share for the second quarter of 2021 was $0.53 per share compared to diluted loss per share of $0.02 per share for the second quarter of 2020.
•The Company declared cash dividends of $0.10 per share in both the second quarters of 2021 and 2020.
•Cash flow provided by operating activities was $51.7 million and $39.0 million for the first two quarters of 2021 and 2020, respectively, and was $25.4 million and $115.6 million for the second quarter of 2021 and 2020, respectively.
•Compared to the second quarter of 2020, inventory decreased $54.8 million, or 14.2%, and total debt decreased $306.0 million, or 29.9%.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	July 3, 2021	June 27, 2020	Percent Change	July 3, 2021	June 27, 2020	Percent Change
Revenue	$631.9	$349.1	81.0%	$1,142.6	$788.4	44.9%
Cost of goods sold	361.5	201.9	79.0	649.9	459.4	41.5
Gross profit	270.4	147.2	83.7	492.7	329.0	49.8
Selling, general and administrative expenses	201.8	143.6	40.5	376.2	299.7	25.5
Environmental and other related costs, net of recoveries	4.8	(3.9)	223.1	(5.4)	4.9	(210.2)
Operating profit	63.8	7.5	750.7	121.9	24.4	399.6
Interest expense, net	9.7	10.5	(7.6)	19.3	18.3	5.5
Debt extinguishment and other costs	—	0.2	(100.0)	—	0.2	(100.0)
Other expense (income), net	0.1	(1.7)	105.9	2.9	(2.3)	226.1
Earnings (loss) before income taxes	54.0	(1.5)	*	99.7	8.2	*
Income tax expense (benefit)	9.6	0.4	*	16.9	(2.7)	725.9
Net earnings (loss)	44.4	(1.9)	*	82.8	10.9	659.6
Less: net loss attributable to noncontrolling interests	(0.3)	(0.3)	—	(0.4)	(0.5)	20.0
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$44.7	$(1.6)	*	$83.2	$11.4	629.8%

Diluted earnings (loss) per share	$0.53	$(0.02)	*	$0.98	$0.14	600.0%
* Percentage change not meaningful
REVENUE
Revenue was $631.9 million for the second quarter of 2021, representing an increase of 81.0% compared to the second quarter of 2020. The change in revenue reflected a 63.0% increase from the Michigan Group and a 110.6% increase from the Boston Group. The Michigan Group’s revenue increase was driven by high-eighties increase from Merrell®, high-forties increase from Cat®, low-seventies increase from Wolverine®, high-fifties increase from Bates®, and mid-forties increase from Harley-Davidson®. The Boston Group’s revenue increase was driven by high-one-hundred twenties increase from Saucony®, high-one-hundred single digit increase from Sperry®, mid-sixties increase from Keds®, and low-one-hundred single digit increase from Kids’. Changes in foreign exchange rates increased revenue by $11.6 million during the second quarter of 2021. Owned eCommerce revenue decreased during the second quarter of 2021 by 2.7% compared to the second quarter of 2020 which benefited from closure of brick-and-mortar stores in response to the pandemic.
Revenue was $1,142.6 million for the first two quarters of 2021, representing an increase of 44.9% compared to the first two quarters of 2020. The change in revenue reflected a 40.2% increase from the Michigan Group and a 50.7% increase from the Boston Group. The Michigan Group’s revenue increase was driven by low-fifties increase from Merrell®, low-forties increase from Cat®, mid-forties increase from Wolverine®, mid-twenties increase from Bates®, and mid-thirties increase from Harley-Davidson®. The Boston Group’s revenue increase was driven by low-nineties increase from Saucony®, mid-thirties increase from Sperry®, and mid-thirties increase from Kids’. Changes in foreign exchange rates increased revenue by $20.2 million during the first two quarters of 2021. Owned eCommerce revenue increased during the first two quarters of 2021 by 24.6% compared to the first two quarters of 2020.
GROSS MARGIN
Gross margin was 42.8% in the second quarter of 2021 compared to 42.2% in the second quarter of 2020. The gross margin increase in the second quarter was driven by favorable product mix and average selling price across the Company’s brands mainly attributable to Merrell®, Saucony® and Sperry® (260 basis points), favorable product mix and average selling price through the Company’s direct to consumer channel (150 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (320 basis points).
Gross margin was 43.1% in the first two quarters of 2021 compared to 41.7% during the first two quarters of 2020. The gross margin increase in the first two quarters was driven by favorable product mix and average selling price across the Company’s brands mainly attributable to Merrell®, Saucony® and Wolverine® (200 basis points), favorable product mix and average selling price through the Company’s direct to consumer channel (150 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (190 basis points).
OPERATING EXPENSES
Operating expenses increased $66.9 million, from $139.7 million in the second quarter of 2020 to $206.6 million in the second quarter of 2021. The increase was primarily driven by higher general and administrative costs ($18.6 million), higher selling costs ($16.9 million), higher incentive compensation costs ($15.6 million), higher advertising costs ($15.4 million), higher environmental and other related costs, net of insurance recoveries ($8.7 million), higher distribution costs ($4.2 million), and higher product development costs ($1.5 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($14.0 million). Environmental and other related costs were $4.8 million and $1.9 million in the second quarter of 2021 and 2020, respectively.
Operating expenses increased $66.2 million, from $304.6 million in the first two quarters of 2020 to $370.8 million in the first two quarters of 2021. The increase was primarily driven by higher incentive compensation costs ($29.8 million), higher advertising costs ($24.0 million), higher general and administrative costs ($23.1 million), higher selling costs ($13.0 million), higher distribution costs ($4.3 million), and higher product development costs ($0.9 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($18.6 million) and lower environmental and other related costs, net of insurance recoveries ($10.3 million). Environmental and other related costs were $10.3 million and $10.7 million in the first two quarters of 2021 and 2020, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $9.7 million in the second quarter of 2021 compared to $10.5 million in the second quarter of 2020. Net interest expense was $19.3 million in the first two quarters of 2021 compared to $18.3 million in the first two quarters of 2020. Changes in interest expense is due to changes in average debt balances outstanding between the periods and changes in the average interest rate on debt outstanding resulting from the 6.375% senior notes issued in May 2020.
Other expense was $0.1 million in the second quarter of 2021, compared to other income of $1.7 million in the second quarter of 2020. The decrease in other income was primarily driven by higher non-service pension costs ($1.2 million) and lower foreign exchange derivative gains reclassified from accumulated other comprehensive income (loss) ($1.3 million), partially offset by higher sublease income ($0.4 million).
Other expense was $2.9 million in the first two quarters of 2021, compared to other income of $2.3 million in the first two quarters of 2020. The decrease in other income was primarily driven by higher non-service pension costs ($2.5 million), higher losses from equity method investments ($1.7 million), higher foreign exchange remeasurement charges ($1.2 million) and lower foreign exchange derivative gains reclassified from accumulated other comprehensive income (loss) ($1.3 million), partially offset by higher sublease income ($1.0 million).
The effective tax rates in the second quarter of 2021 and 2020 were 17.7% and (28.3)%, respectively. The effective tax rates in the first two quarters of 2021 and 2020 were 16.9% and (33.0)%, respectively. The lower effective tax rate for the prior year reflected larger discrete benefits than the current year. In addition, because pretax income in the current year is higher than the prior year, discrete adjustments had a lesser impact on the income tax rate than they had in the prior year.

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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, COVID-19 related costs and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020	Change	Percent Change	July 3, 2021	June 27, 2020	Change	Percent Change
REVENUE
Wolverine Michigan Group	$354.4	$217.4	$137.0	63.0%	$652.1	$465.2	$186.9	40.2%
Wolverine Boston Group	258.0	122.5	135.5	110.6%	458.9	304.6	154.3	50.7%
Other	19.5	9.2	10.3	112.0%	31.6	18.6	13.0	69.9%
Total	$631.9	$349.1	$282.8	81.0%	$1,142.6	$788.4	$354.2	44.9%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$75.5	$38.4	$37.1	96.6%	$134.7	$81.5	$53.2	65.3%
Wolverine Boston Group	47.0	8.6	38.4	446.5%	81.1	27.4	53.7	196.0%
Other	1.2	0.4	0.8	200.0%	1.5	0.3	1.2	400.0%
Corporate	(59.9)	(39.9)	(20.0)	(50.1)%	(95.4)	(84.8)	(10.6)	12.5%
Total	$63.8	$7.5	$56.3	750.7%	$121.9	$24.4	$97.5	399.6%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $137.0 million, or 63.0%, in the second quarter of 2021 compared to the second quarter of 2020. The revenue increase was driven by high-eighties increase from Merrell®, high-forties increase from Cat®, low-seventies increase from Wolverine®, high-fifties increase from Bates®, and mid-forties increase from Harley-Davidson®. The Michigan Group’s revenue increased $186.9 million, or 40.2% in the first two quarters of 2021 compared to the first two quarters of 2020. The revenue increase was driven by low-fifties increase from Merrell®, low-forties increase from Cat®, mid-forties increase from Wolverine®, mid-twenties increase from Bates®, and mid-thirties increase from Harley-Davidson®. The increase across all brands in the second quarter and the first two quarters is due to economic recovery from the effects of the COVID-19 pandemic felt in the prior period including closures of brick-and-mortar stores and due to accelerated growth from Merrell® and Wolverine® resulting from strength in the outdoors and work categories.
The Michigan Group’s operating profit increased $37.1 million in the second quarter of 2021 compared to the second quarter of 2020. The operating profit increase was due to the revenue increases, partially offset by a 20 basis point decrease in gross margin and a $21.5 million increase in selling, general and administrative costs. The decrease in gross margin in the current year period was due to higher air freight costs, partially offset by improved product mix and average selling price. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
The Michigan Group’s operating profit increased $53.2 million in the first two quarters of 2021 compared to the first two quarters of 2020. The operating profit increase was due to the revenue increases, partially offset by a 20 basis point decrease in gross margin and $26.8 million increase in selling, general and administrative costs. The decrease in gross margin in the current year period was due to higher air freight costs, partially offset by improved product mix and average selling price including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
Wolverine Boston Group
The Boston Group’s revenue increased $135.5 million, or 110.6%, during the second quarter of 2021 compared to the second quarter of 2020. The revenue increase was driven by high-one-hundred twenties increase from Saucony®, high-one-hundred single digit increase from Sperry®, mid-sixties increase from Keds®, and low-one-hundred single digit increase from Kids’. The Boston Group’s revenue increased by $154.3 million, or 50.7%, during the first two quarters of 2021 compared to the first two quarters of 2020. The revenue increase included low-nineties increase from Saucony®, mid-thirties increase from Sperry®, and mid-thirties increase from Kids’. The increase across all brands in the second quarter and the first two quarters is due to economic recovery from the effects of the COVID-19 pandemic felt in the prior period including closure of brick-and-mortar stores and due to accelerated growth from Saucony® resulting from strength in the running category and innovative product launches.

The Boston Group’s operating profit increased $38.4 million in the second quarter of 2021 compared to the second quarter of 2020. The operating profit increase was due to the revenue increases and a 130 basis point increase in gross margin, partially offset by $23.0 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix and average selling price including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
The Boston Group’s operating profit increased $53.7 million in the first two quarters of 2021 compared to the first two quarters of 2020. The operating profit increase was due to the revenue increases and a 270 basis point increase in gross margin, partially offset by a $23.4 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix and average selling price including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
Other
The Other category’s revenue increased $10.3 million, or 112.0%, in the second quarter of 2021 compared to the second quarter of 2020. The revenue increase was driven by mid-one-hundred teens increase in the performance leathers business. The Other category’s revenue increased $13.0 million, or 69.9%, during the first two quarters of 2021 compared to the first two quarters of 2020. The revenue increase was driven by low-seventies increase in the performance leathers business.
Corporate
Corporate expenses increased $20.0 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher environmental and other related costs, net of insurance recoveries ($8.7 million), higher incentive compensation costs ($18.7 million) and higher employee costs ($8.3 million), partially offset by lower bad debt expense ($7.0 million) and lower non-operating costs incurred due to the COVID-19 pandemic ($7.1 million).
Corporate expenses increased $10.6 million in the first two quarters of 2021 compared to the first two quarters of 2020 second quarter of 2021 primarily due to higher incentive compensation costs ($30.1 million), higher employee costs ($5.5 million) and higher indirect purchased services ($4.4 million), partially offset by lower environmental and other related costs, net of insurance recoveries ($10.3 million), lower bad debt expense ($10.4 million) and lower non-operating costs incurred due to the COVID-19 pandemic ($9.2 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	July 3, 2021	January 2, 2021	June 27, 2020
Cash and cash equivalents	$345.8	$347.4	$422.6
Debt	718.4	722.5	1,024.4
Available revolving credit facility (1)	793.9	793.9	669.2
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.

Liquidity
Cash and cash equivalents of $345.8 million as of July 3, 2021 were $76.8 million lower compared to June 27, 2020. The decrease is due primarily to net repayments of debt of $308.5 million, cash dividends paid of $33.5 million, share repurchases of $26.9 million, a decrease in proceeds from company owned life insurance policies of $24.5 million and cash outflows from investing activities of $11.2 million, partially offset by cash provided by operating activities during the previous four quarters of $321.8 million and net cash received from stock-based compensation transaction of $1.7 million. The Company had $793.9 million of borrowing capacity available under the Revolving Credit Facility as of July 3, 2021. Cash and cash equivalents located in foreign jurisdictions totaled $162.3 million as of July 3, 2021.
In connection with the Company’s acquisition of the Sweaty Betty brand, on August 2, 2021, the Company funded the purchase price through a combination of cash on hand and borrowings on the revolving credit facility.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, and pursue acquisitions.
The Company may purchase up to an additional $460.6 million of shares under its existing common stock repurchase program which expires in 2023. The common stock repurchase program does not obligate the Company to acquire particular amount of shares and may be suspended at any time. The Company repurchased $26.9 million and $21.0 million of shares in the first two quarters of 2021 and 2020, respectively.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of July 3, 2021, the Company had a reserve of $93.1 million, of which $24.8 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $68.3 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
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
On May 11, 2020, the Company issued $300.0 million aggregate principal amount of 6.375% senior notes due on May 15, 2025 with related interest payments due semi-annually. The Company also has $250.0 million of 5.00% senior notes outstanding that are due on September 1, 2026 with related interest payments due semi-annually. Both senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries.
As of July 3, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
The Company’s debt at July 3, 2021 totaled $718.4 million compared to $722.5 million at January 2, 2021. The Company expects to use the current borrowings for working capital and general corporate purposes. The decreased debt position resulted from the required payments on Term Loan A made during the first two quarters, partially offset by lower unamortized debt issuance costs. The May 11, 2020 senior notes allow for greater financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$51.7	$39.0
Net cash provided by (used in) investing activities	(8.1)	9.2
Net cash provided by (used in) financing activities	(45.1)	195.1
Additions to property, plant and equipment	6.7	6.6
Depreciation and amortization	14.4	15.4
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first two quarters of 2021, an increase in net working capital represented a use of cash of $64.3 million. Working capital balances were unfavorably impacted by an increase in accounts receivable of $103.9 million and an increase in inventories of $89.1 million, partially offset by an increase in accounts payable of $94.8 million, an increase in other operating liabilities of $21.9 million, a decrease in other operating assets of $10.3 million, and an increase in income taxes payable of $1.7 million. Operating cash flows were favorably impacted by stock-based compensation expense of $21.6 million and depreciation and amortization expense of $14.4 million.
Investing Activities
The Company made capital expenditures of $6.7 million and $6.6 million in the first two quarters of 2021 and 2020, respectively, for building improvements, new retail stores, distribution operations improvements and information system enhancements. The Company also received $25.6 million of proceeds during the second quarter of 2020 related to a company-owned life insurance policy. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition.
Financing Activities
The Company’s decrease in financing activity between years is primarily due to debt activity that occurred in the first two quarters of 2020 that did not occur during the first two quarters of 2021. The prior year activity included long term debt borrowings under the Amended Senior Credit Facility and issuance of senior notes of $471.0 million and proceeds from company-owned life insurance policies of $24.5 million, partially offset by net revolving credit payments of $235.0 million and payments of debt issuance costs of $6.4 million. The Company paid $5.0 million in principal payments associated with its financing arrangements during each of the first two quarters of 2021 and 2020, respectively. The Company also paid $13.1 million and $19.9 million in the first two quarters of 2021 and 2020, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $12.0 million and $2.1 million in proceeds from the exercise of stock options in the first two quarters of 2021 and 2020, respectively. The Company received $4.8 million and $1.8 million in the first two quarters of 2021 and 2020 from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared cash dividends of $0.20 per share in the first two quarters of 2021 and 2020. Dividends paid in the first two quarters totaled $16.9 million and $17.0 million for 2021 and 2020, respectively. A quarterly dividend of $0.10 per share was declared on August 4, 2021 to shareholders of record on October 1, 2021.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of July 3, 2021 and June 27, 2020, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $293.9 million and $161.1 million, respectively, with maturities ranging up to 538 and 412 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of July 3, 2021, a weaker U.S. dollar compared to certain foreign currencies increased the value of these investments in net assets by $0.9 million from their value as of January 2, 2021. As of June 27, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $8.3 million from their value at December 28, 2019. The Company has a cross currency swap, which has been designated as a hedge of a net investment in a foreign operation. As of July 3, 2021, the hedge had a notional amount of $79.8 million and will mature on September 1, 2021.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance acquisitions and working capital requirements. As of July 3, 2021 and June 27, 2020, the Company’s total variable-rate debt was $175.0 million and $483.5 million, respectively.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. There have been no changes during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the second quarter of 2021.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 4 (April 4, 2021 to May 8, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$487,440,708
Employee Transactions(2)	99,405	$39.63	—
Period 5 (May 9, 2021 to June 5, 2021)
Common Stock Repurchase Program(1)	569,395	$37.82	569,395	$465,894,806
Employee Transactions(2)	2,505	$36.82	—
Period 6 (June 6, 2021 to July 3, 2021)
Common Stock Repurchase Program(1)	146,632	$36.20	146,632	$460,584,931
Employee Transactions(2)	490	$34.72	—
Total for the second Quarter Ended July 3, 2021
Common Stock Repurchase Program(1)	716,027	$37.49	716,027	$460,584,931
Employee Transactions(2)	102,400	$39.54	—
(1)On September 11, 2019, the Company’s Board of Directors approved a new common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. Since that date, the Company repurchased $52.8 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Amended Senior Credit Facility and senior notes indenture.
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

August 5, 2021	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

August 5, 2021	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)