Form 10-Q
period 2021-10-02
WOLVERINE WORLD WIDE INC /DE/
filed 2021-11-10
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 82,369,343 shares of common stock, $1 par value, outstanding as of October 18, 2021.

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
•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses and implementing new initiatives and ventures, including the Company’s acquisition of the Sweaty Betty® brand;
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	$636.7	$493.1	$1,779.3	$1,281.5
Cost of goods sold	361.9	291.1	1,011.8	750.5
Gross profit	274.8	202.0	767.5	531.0
Selling, general and administrative expenses	215.0	157.5	591.2	457.2
Environmental and other related costs, net of recoveries	17.3	1.9	11.9	6.8
Operating profit	42.5	42.6	164.4	67.0
Other expenses:
Interest expense, net	9.6	12.8	28.9	31.1
Debt extinguishment and other costs	34.0	—	34.0	0.2
Other expense (income), net	(0.4)	(0.6)	2.5	(2.9)
Total other expenses	43.2	12.2	65.4	28.4
Earnings (loss) before income taxes	(0.7)	30.4	99.0	38.6
Income tax expense	0.1	8.7	17.0	6.0
Net earnings (loss)	$(0.8)	$21.7	$82.0	$32.6
Less: net loss attributable to noncontrolling interests	(0.8)	(0.7)	(1.2)	(1.2)
Net earnings attributable to Wolverine World Wide, Inc.	$—	$22.4	$83.2	$33.8

Net earnings per share (see Note 3):
Basic	$0.00	$0.27	$0.99	$0.41
Diluted	$0.00	$0.27	$0.98	$0.41

Comprehensive income (loss)	$(10.2)	$25.2	$84.2	$25.6
Less: comprehensive loss attributable to noncontrolling interests	(0.7)	(0.5)	(1.2)	(2.1)
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$(9.5)	$25.7	$85.4	$27.7

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions, except share data)	October 2, 2021	January 2, 2021	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$183.6	$347.4	$342.0
Accounts receivable, less allowances of $27.4, $33.5 and $33.4	362.6	268.3	332.1
Finished products, net	400.2	237.9	318.1
Raw materials and work-in-process, net	11.8	5.2	7.6
Total inventories	412.0	243.1	325.7
Prepaid expenses and other current assets	44.4	45.4	42.2
Total current assets	1,002.6	904.2	1,042.0
Property, plant and equipment, net of accumulated depreciation of $212.2, $197.2 and $200.3	127.3	124.6	126.3
Lease right-of-use assets, net	134.7	142.5	148.3
Goodwill	555.5	442.4	437.8
Indefinite-lived intangibles	718.3	382.3	604.5
Amortizable intangibles, net	76.8	73.0	74.0
Deferred income taxes	1.9	3.2	1.8
Other assets	64.3	65.2	66.4
Total assets	$2,681.4	$2,137.4	$2,501.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265.1	$185.0	$191.8
Accrued salaries and wages	39.1	27.0	22.4
Other accrued liabilities	193.5	150.0	148.7
Lease liabilities	34.4	34.0	34.6
Current maturities of long-term debt	10.0	10.0	162.5
Borrowings under revolving credit agreements	310.0	—	—
Total current liabilities	852.1	406.0	560.0
Long-term debt, less current maturities	704.4	712.5	714.1
Accrued pension liabilities	145.3	147.0	109.2
Deferred income taxes	121.2	35.5	85.0
Lease liabilities, noncurrent	117.9	130.3	135.0
Other liabilities	98.6	133.1	132.3
Stockholders’ equity:
Common stock – par value $1, authorized 320,000,000 shares; 111,538,349, 110,426,769, and 110,117,417 shares issued	111.5	110.4	110.1
Additional paid-in capital	289.8	252.6	239.8
Retained earnings	1,151.2	1,093.3	1,272.4
Accumulated other comprehensive loss	(128.4)	(130.6)	(108.2)
Cost of shares in treasury; 29,170,142, 28,285,274, and 28,148,131 shares	(797.4)	(764.3)	(760.0)
Total Wolverine World Wide, Inc. stockholders’ equity	626.7	561.4	754.1
Noncontrolling interest	15.2	11.6	11.4
Total stockholders’ equity	641.9	573.0	765.5
Total liabilities and stockholders’ equity	$2,681.4	$2,137.4	$2,501.1
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020
OPERATING ACTIVITIES
Net earnings	$82.0	$32.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.1	23.8
Deferred income taxes	(3.9)	(12.8)
Stock-based compensation expense	30.0	21.5
Pension and SERP expense	10.5	6.4
Debt extinguishment and other costs	5.6	0.2
Environmental and other related costs, net of cash payments and recoveries received	(8.5)	25.2
Other	(3.5)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(90.3)	(1.7)
Inventories	(124.6)	21.6
Other operating assets	7.7	9.9
Accounts payable	68.4	(9.2)
Income taxes payable	5.7	15.1
Other operating liabilities	14.8	3.5
Net cash provided by operating activities	17.0	135.5
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(417.8)	(5.5)
Additions to property, plant and equipment	(10.0)	(6.0)
Investment in joint ventures	—	(3.5)
Proceeds from company-owned life insurance policy liquidations	—	25.6
Other	(1.9)	(1.0)
Net cash provided by (used in) investing activities	(429.7)	9.6
FINANCING ACTIVITIES
Payments under revolving credit agreements	(40.0)	(898.0)
Borrowings under revolving credit agreements	350.0	538.0
Borrowings of long-term debt	550.0	471.0
Payments on long-term debt	(557.5)	(28.5)
Payments of debt issuance and debt extinguishment costs	(7.4)	(6.4)
Cash dividends paid	(25.2)	(25.4)
Purchases of common stock for treasury	(26.9)	(21.0)
Employee taxes paid under stock-based compensation plans	(13.7)	(20.1)
Proceeds from the exercise of stock options	15.6	4.0
Contributions from noncontrolling interests	4.8	1.8
Net cash provided by financing activities	249.7	15.4
Effect of foreign exchange rate changes	(0.8)	0.9
Increase (decrease) in cash and cash equivalents	(163.8)	161.4
Cash and cash equivalents at beginning of the year	347.4	180.6
Cash and cash equivalents at end of the quarter	$183.6	$342.0
See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at June 27, 2020	$110.0	$227.1	$1,258.3	$(111.5)	$(759.9)	$11.9	$735.9
Net earnings (loss)			22.4			(0.7)	21.7
Other comprehensive income				3.3		0.2	3.5
Shares issued, net of shares forfeited under stock incentive plans (11,519 shares)	—	(0.2)					(0.2)
Shares issued for stock options exercised, net (99,381 shares)	0.1	1.6					1.7
Stock-based compensation expense		11.3					11.3
Cash dividends declared ($0.10 per share)			(8.3)				(8.3)
Purchases of shares under stock-based compensation plans (3,056) shares)					(0.1)		(0.1)
Balance at September 26, 2020	$110.1	$239.8	$1,272.4	$(108.2)	$(760.0)	$11.4	$765.5

Balance at July 3, 2021	$111.4	$278.4	$1,159.6	$(118.9)	$(797.3)	$15.9	$649.1
Net earnings (loss)			—			(0.8)	(0.8)
Other comprehensive income (loss)				(9.5)		0.1	(9.4)
Shares issued, net of shares forfeited under stock incentive plans (18,229 shares)	—	(0.4)					(0.4)
Shares issued for stock options exercised, net (137,527 shares)	0.1	3.4					3.5
Stock-based compensation expense		8.4					8.4
Cash dividends declared ($0.10 per share)			(8.4)				(8.4)
Purchases of shares under stock-based compensation plans (4,743 shares)					(0.1)		(0.1)
Balance at October 2, 2021	$111.5	$289.8	$1,151.2	$(128.4)	$(797.4)	$15.2	$641.9

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
(Unaudited)

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net earnings (loss)			33.8			(1.2)	32.6
Other comprehensive loss				(6.1)		(0.9)	(7.0)
Shares issues, net of shares forfeited under stock incentive plans (1,497,072 shares)	1.5	(18.7)					(17.2)
Shares issued for stock options exercised, net (291,095 shares)	0.3	3.6					3.9
Stock-based compensation expense		21.5					21.5
Cash dividends declared ($0.30 per share)			(24.7)				(24.7)
Issuance of treasury shares (4,230 shares)		—			0.1		0.1
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (93,225 shares)					(2.9)		(2.9)
Capital contribution from noncontrolling interest						1.8	1.8
Balance at September 26, 2020	$110.1	$239.8	$1,272.4	$(108.2)	$(760.0)	$11.4	$765.5

Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			83.2			(1.2)	82.0
Other comprehensive income				2.2		—	2.2
Shares issued, net of shares forfeited under stock incentive plans (414,851 shares)	0.4	(7.8)					(7.4)
Shares issued for stock options exercised, net (696,729 shares)	0.7	15.0					15.7
Stock-based compensation expense		30.0					30.0
Cash dividends declared ($0.30 per share)			(25.3)				(25.3)
Issuance of treasury shares (2,991 shares)		—			0.1		0.1
Purchase of common stock for treasury (716,027 shares)					(26.9)		(26.9)
Purchases of shares under stock-based compensation plans (171,832 shares)					(6.3)		(6.3)
Capital contribution from noncontrolling interest						4.8	4.8
Balance at October 2, 2021	$111.5	$289.8	$1,151.2	$(128.4)	$(797.4)	$15.2	$641.9

See accompanying notes to consolidated condensed financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION
Nature of Operations
Wolverine World Wide, Inc. (the “Company”) is a leading designer, marketer and licensor of a broad range of quality casual footwear and apparel; performance outdoor and athletic footwear and apparel; kids’ footwear; industrial work shoes, boots and apparel; and uniform shoes and boots. The Company’s portfolio of owned and licensed brands includes: Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, Hytest®, Keds®, Merrell®, Saucony®, Sperry®, Stride Rite®, Sweaty Betty® and Wolverine®. The Company’s products are marketed worldwide through owned operations, through licensing and distribution arrangements with third parties, and joint ventures. The Company also operates retail stores and eCommerce sites to market both its own brands and branded footwear and apparel from other manufacturers, as well as a leathers division that markets Wolverine Performance Leathers™.
On August 2, 2021, the Company completed the acquisition of Lady Leisure InvestCo Limited (the “Acquired Company”) for $417.8 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. See Note 17 for further discussion.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and notes included in the Company’s 2020 Form 10-K.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended		Year-To-Date Ended
(In millions, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net earnings attributable to Wolverine World Wide, Inc.	$—	$22.4	$83.2	$33.8
Adjustment for earnings allocated to non-vested restricted common stock	(0.2)	(0.6)	(1.4)	(0.8)
Net earnings (loss) used in calculating basic and diluted earnings per share	$(0.2)	$21.8	$81.8	$33.0
Denominator:
Weighted average shares outstanding	82.3	81.9	82.5	81.7
Adjustment for non-vested restricted common stock	—	(0.9)	(0.1)	(0.7)
Shares used in calculating basic earnings per share	82.3	81.0	82.4	81.0
Effect of dilutive stock options	—	0.5	1.0	0.5
Shares used in calculating diluted earnings per share	82.3	81.5	83.4	81.5
Net earnings per share:
Basic	$0.00	$0.27	$0.99	$0.41
Diluted	$0.00	$0.27	$0.98	$0.41
For the quarter and year-to-date ended October 2, 2021, 494,447 and 576,081 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
For the quarter and year-to-date ended September 26, 2020, 1,185,864 and 1,184,559 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

4.GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The changes in the carrying amount of goodwill are as follows:

	Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020
Goodwill balance at beginning of the year	$442.4	$438.9
Acquisition of a business (see Note 17)	117.4	—
Foreign currency translation effects	(4.3)	(1.1)
Goodwill balance at end of the quarter	$555.5	$437.8
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $718.3 million, $382.3 million, and $604.5 million as of October 2, 2021, January 2, 2021, and September 26, 2020, respectively. In the fourth quarter of 2020, the Company recognized a $222.2 million impairment charge for the decline in the value of the Sperry® trade name. The carrying value of the Company’s Sperry® and trade name was $296.0 million as of October 2, 2021. Based on the interim impairment assessment as of October 2, 2021, it was determined there were no triggering events of impairment for goodwill and indefinite-lived intangible assets. If the operating results for Sperry® decline in future periods compared to current projections, there are changes in the assumptions and estimates the Company uses to value the Sperry® trade name that adversely affect such value, such as an increase in the discount rate or in the assumed tax rate, or macroeconomic conditions deteriorate further due to the COVID-19 pandemic and adversely affect the value of the Company’s Sperry® trade name balance, the Company may need to record a non-cash impairment charge.
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
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Accounts receivable sold	$—	$—	$—	$14.1
Fees charged	$—	$—	$—	$0.1
The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated condensed statements of cash flows. There were no amounts outstanding under this program as of October 2, 2021 and September 26, 2020, respectively.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Performance Obligations
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $19.9 million of remaining fixed transaction price under its license agreements as of October 2, 2021, which it expects to recognize per the terms of its contracts over the course of time through December 2025. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.

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

	Quarter Ended October 2, 2021			Quarter Ended September 26, 2020
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$263.2	$61.6	$324.8	$227.6	$59.7	$287.3
Wolverine Boston Group	202.7	56.1	258.8	150.7	43.1	193.8
Other	17.9	35.2	53.1	10.6	1.4	12.0
Total	$483.8	$152.9	$636.7	$388.9	$104.2	$493.1

	Year-To-Date Ended October 2, 2021			Year-To-Date Ended September 26, 2020
(In millions)	Wholesale	Consumer-Direct	Total	Wholesale	Consumer-Direct	Total
Wolverine Michigan Group	$779.6	$197.3	$976.9	$590.9	$161.6	$752.5
Wolverine Boston Group	548.0	169.7	717.7	374.3	124.1	498.4
Other	47.3	37.4	84.7	28.1	2.5	30.6
Total	$1,374.9	$404.4	$1,779.3	$993.3	$288.2	$1,281.5
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
The Company’s contract balances are as follows:

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Product returns reserve	$14.5	$15.6	$9.3
Customer markdowns reserve	2.9	3.7	4.0
Other sales incentives reserve	4.5	6.0	4.3
Customer rebates liability	16.6	13.4	13.9
Customer advances liability	5.2	8.2	2.0
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

7.DEBT
Total debt consists of the following obligations:

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Term Loan A, due December 6, 2023	$172.5	$180.0	$185.0
Incremental Term Loan	—	—	150.0
Senior Notes, 5.000% interest, due September 1, 2026	—	250.0	250.0
Senior Notes, 6.375% interest, due May 15, 2025	—	300.0	300.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	—	—
Borrowings under revolving credit agreements	310.0	—	—
Unamortized deferred financing costs	(8.1)	(7.5)	(8.4)
Total debt	$1,024.4	$722.5	$876.6
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility, which had previously been amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of an incremental term loan. The incremental term loan was fully repaid by the end of fiscal 2020. On October 20, 2021, the Company entered into a Replacement Amendment and Reaffirmation Agreement to the Amended Senior Credit Facility, refer to Note 18 for additional information.
The Amended Senior Credit Facility also included a $200.0 million term loan facility (“Term Loan A”) and an $800.0 million Revolving Credit Facility, both with maturity dates of December 6, 2023, that remained unchanged as a result of the Amendment. The Amended Senior Credit Facility’s debt capacity is limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $1,750.0 million, unless certain specified conditions set forth in the Amended Senior Credit Facility are met. Term Loan A requires quarterly principal payments with a balloon payment due on December 6, 2023. As of October 2, 2021, the scheduled principal payments due under Term Loan A over the next 12 months total $10.0 million and are recorded as current maturities of long-term debt on the consolidated condensed balance sheets.
The Revolving Credit Facility allows the Company to borrow up to an aggregate amount of $800.0 million, which includes a $200.0 million foreign currency subfacility under which borrowings may be made, subject to certain conditions, in Canadian dollars, British pounds, euros, Hong Kong dollars, Swedish kronor, Swiss francs and such additional currencies as are determined in accordance with the Amended Senior Credit Facility. The Revolving Credit Facility also includes a $50.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company had outstanding letters of credit under the Revolving Credit Facility of $5.9 million, $6.1 million and $6.0 million as of October 2, 2021, January 2, 2021 and September 26, 2020, respectively. These outstanding letters of credit reduce the borrowing capacity under the Revolving Credit Facility.
The interest rates applicable to amounts outstanding under Term Loan A and to U.S. dollar denominated amounts outstanding under the Revolving Credit Facility are, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Amended Senior Credit Facility). At October 2, 2021, Term Loan A and the Revolving Credit Facility had a weighted-average interest rate of 1.88%.
The obligations of the Company pursuant to the Amended Senior Credit Facility are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Amended Senior Credit Facility also contains certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Amended Senior Credit Facility requires compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Amended Senior Credit Facility). As of October 2, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.

On August 26, 2021, the Company issued $550.0 million aggregate principal debt amount of 4.000% senior notes due on August 15, 2029. Related interest payments are due semi-annually beginning February 15, 2022. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds from the senior notes were used to extinguish the Company’s $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025. The Company incurred $34.0 million of debt extinguishment and other costs in connection with the senior notes extinguished, of which $28.4 million is related to redemption premiums and $5.6 million is related to write-off of capitalized financing fees.
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. There were no borrowings against this facility as of October 2, 2021, January 2, 2021 and September 26, 2020.
The Company included in interest expense the amortization of deferred financing costs of $0.6 million and $1.9 million for the quarter and year-to-date ended October 2, 2021, respectively. The Company included in interest expense the amortization of deferred financing costs of $0.9 million and $2.0 million for the quarter and year-to-date ended September 26, 2020, respectively.
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
The following is a summary of the Company’s lease cost.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$9.0	$7.9	$25.1	$24.2
Variable lease cost	3.3	3.0	9.4	9.1
Short-term lease cost	0.3	0.3	0.8	0.8
Sublease income	(1.5)	(1.2)	(4.8)	(3.5)
Total lease cost	$11.1	$10.0	$30.5	$30.6
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cash paid for operating lease liabilities	$9.8	$7.8	$27.9	$19.9
Operating lease assets obtained in exchange for lease liabilities	0.4	0.6	3.8	5.8
The Company did not enter into any real estate leases with commencement dates subsequent to October 2, 2021.
9.DERIVATIVE FINANCIAL INSTRUMENTS
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated condensed balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes.
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days, 538 days, and 545 days as of October 2, 2021, January 2, 2021 and September 26, 2020, respectively. If, in the future, the foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During the nine-months ended September 26, 2020, the Company reclassified $1.3 million to other income for foreign currency contracts that were no longer deemed highly effective.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company had an interest rate swap arrangement to mitigate interest volatility with regard to variable rate borrowings under the Amended Senior Credit Facility. The interest rate swap exchanged floating rate for fixed rate interest payments without the exchange of the underlying notional amounts and had been designated as cash flow hedge of the underlying debt. The arrangement was terminated during the fourth quarter of fiscal 2020.
The Company had a cross currency swap to minimize the impact of exchange rate fluctuations which matured on September 1, 2021. Changes in fair value related to movements in the foreign currency exchange spot rate were recorded in accumulated other comprehensive income (loss), offsetting the currency translation adjustment related to the underlying net investment that was also recorded in accumulated other comprehensive income (loss). All other changes in fair value were recorded in interest expense.
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	October 2, 2021	January 2, 2021	September 26, 2020
Foreign exchange hedge contracts	$297.1	$250.7	$188.3
Foreign exchange non-hedge contracts	4.1	—	—
Interest rate swap	—	—	293.9
Cross currency swap	—	79.8	79.8
The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Financial assets:
Foreign exchange hedge contracts	$4.9	$—	$1.3
Financial liabilities:
Foreign exchange hedge contracts	$(1.0)	$(8.8)	$(0.4)
Interest rate swap	—	—	(8.6)
Cross currency swap	—	(10.8)	(6.2)
10.STOCK-BASED COMPENSATION
The Company recognized compensation expense of $8.4 million and $30.0 million, and related income tax benefits of $1.7 million and $5.9 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended October 2, 2021, respectively. The Company recognized compensation expense of $11.3 million and $21.5 million, and related income tax benefits of $2.2 million and $4.2 million, for grants under its stock-based compensation plans for the quarter and year-to-date ended September 26, 2020, respectively.
The Company grants restricted stock or units (“restricted awards”), performance-based restricted stock or units (“performance awards”) and stock options under its stock-based compensation plans.
The Company granted restricted awards and performance awards as follows:

	Year-To-Date Ended October 2, 2021		Year-To-Date Ended September 26, 2020
(In millions)	Company Shares Issued	Weighted-Average Grant Date Fair Value	Company Shares Issued	Weighted-Average Grant Date Fair Value
Restricted Awards	613,716	$34.77	1,340,179	$22.29
Performance Awards	625,750	$35.73	346,584	$35.02

11.RETIREMENT PLANS
The following is a summary of net pension and Supplemental Executive Retirement Plan (“SERP”) expense recognized by the Company.

	Quarter Ended		Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost pertaining to benefits earned during the period	$1.7	$1.6	$5.2	$4.8
Interest cost on projected benefit obligations	3.2	3.6	9.6	10.7
Expected return on pension assets	(4.8)	(4.7)	(14.6)	(14.0)
Net amortization loss	3.4	1.6	10.3	4.9
Net pension expense	$3.5	$2.1	$10.5	$6.4
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
The Company’s effective tax rates for the quarter and year-to-date ended October 2, 2021 were (11.6)% and 17.1%, respectively. The Company’s effective tax rates for the quarter and year-to-date ended September 26, 2020 were 28.5% and 15.5%, respectively. The lower quarter-to-date effective tax rate is a reflection of lower pretax income in the quarter as well as discrete benefits having a larger impact due to the lower pretax income. The higher year-to-date effective tax rate is due to larger discrete benefits in the prior year in addition to lower pretax income resulting in the discrete benefits having a larger impact to the prior year tax rate.
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
The change in accumulated other comprehensive income (loss) during the quarters ended October 2, 2021 and September 26, 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at June 27, 2020	$(55.9)	$(9.5)		$(46.1)		$(111.5)
Other comprehensive income (loss) before reclassifications (1)	6.8	(5.5)		—		1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(2)	1.6	(3)	2.1
Income tax expense (benefit)	—	0.2		(0.3)		(0.1)
Net reclassifications	—	0.7		1.3		2.0
Net current-period other comprehensive income (loss) (1)	6.8	(4.8)		1.3		3.3
Balance at September 26, 2020	$(49.1)	$(14.3)		$(44.8)		$(108.2)

Balance at July 3, 2021	$(35.9)	$(14.9)		$(68.1)		$(118.9)
Other comprehensive income (loss) before reclassifications (1)	(16.9)	3.1		—		(13.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.0	(2)	3.4	(3)	5.4
Income tax expense (benefit)	—	(0.5)		(0.6)		(1.1)
Net reclassifications	—	1.5		2.8		4.3
Net current-period other comprehensive income (loss) (1)	(16.9)	4.6		2.8		(9.5)
Balance at October 2, 2021	$(52.8)	$(10.3)		$(65.3)		$(128.4)
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
(3)Amounts reclassified are included in the computation of net pension expense.
The change in accumulated other comprehensive income (loss) during the year-to-dates ended October 2, 2021 and September 26, 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	(1.5)	(6.2)		—		(7.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.1)	(2)	4.9	(3)	1.8
Income tax expense (benefit)	—	0.8		(1.0)		(0.2)
Net reclassifications	—	(2.3)		3.9		1.6
Net current-period other comprehensive income (loss) (1)	(1.5)	(8.5)		3.9		(6.1)
Balance at September 26, 2020	$(49.1)	$(14.3)		$(44.8)		$(108.2)

Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(16.0)	6.3		—		(9.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.0	(2)	10.3	(3)	15.3
Income tax expense (benefit)	—	(1.3)		(2.1)		(3.4)
Net reclassifications	—	3.7		8.2		11.9
Net current-period other comprehensive income (loss) (1)	(16.0)	10.0		8.2		2.2
Balance at October 2, 2021	$(52.8)	$(10.3)		$(65.3)		$(128.4)

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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Financial assets:
Derivatives	$4.9	$—	$1.3
Financial liabilities:
Derivatives	$(1.0)	$(19.6)	$(15.2)
The fair value of foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts. The interest rate swap was valued based on the current forward rates of the future cash flows. The fair value of the cross-currency swap was determined using the current forward rates and changes in the spot rate.
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

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Carrying value	$1,024.4	$722.5	$876.6
Fair value	1,042.5	765.4	921.1
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
On February 3, 2020, the parties entered into a consent decree resolving the EGLE Action, which was approved by U.S. District Judge Janet T. Neff on February 19, 2020 (the “Consent Decree”). Under the Consent Decree, the Company agreed to pay for an extension of Plainfield Township’s municipal water system to more than 1,000 properties in Plainfield and Algoma Townships, subject to an aggregate cap of $69.5 million. The Company also agreed to continue maintaining water filters for certain homeowners, resample certain residential wells for PFAS, continue remediation at the Company’s Tannery property and House Street site, and conduct further investigations and monitoring to assess the presence of PFAS in area groundwater. The Company’s activities under the Consent Decree are not materially impacted by the drinking water standards that became effective on August 3, 2020.
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
Individual and Class Action Litigation
Beginning in late 2017, individual lawsuits and three putative class action lawsuits were filed against the Company that raise a variety of claims, including claims related to property, remediation, and human health effects. The three putative class action lawsuits were subsequently refiled in the U.S. District Court for the Western District of Michigan as a single consolidated putative class action lawsuit. 3M Company has been named as a co-defendant in the individual lawsuits and consolidated putative class action lawsuit. In addition, the current owner of a former landfill and gravel mining operation sued the Company seeking damages and cost recovery for property damage allegedly caused by the Company’s disposal of tannery waste containing PFAS (this suit collectively with the individual lawsuits and putative class action, the “Litigation Matters”).
On September 27, 2021, the Company and 3M Company entered into a non-binding term sheet outlining proposed settlement terms with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters. If a settlement agreement is entered into, the plaintiffs’ law firm will have ninety days to attempt a resolution with each of its individual clients. Following that ninety day period, any party to the proposed settlement may subsequently opt out of the proposed settlement if: (a) too many individual plaintiffs do not sign releases and participate in the proposed settlement; or (b) any plaintiff asserting personal injury claims fails to participate in the proposed settlement. In the event any party opts out of the proposed settlement, it will be void, and the Company intends to continue vigorously defending the individual lawsuits and other Litigation Matters.
Assessing potential liability with respect to the Litigation Matters at this time is difficult. In addition to the individual lawsuits described above, the other Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. For certain of the Litigation Matters described above, including the proposed settlement, the Company has recorded an accrual in the amount of $10.6 million during the third quarter of 2021. Given the current status of the matters and the numerous uncertainties associated with possible outcomes, the Company believes that a loss in excess of the accrued amount is reasonably possible. However, due to the factors described above, combined with the complexities and uncertainties of litigation, the Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
In addition to the Litigation Matters described above, in December 2018 the Company filed a lawsuit against certain of its historic liability insurers, seeking a defense against the Litigation Matters and coverage for remediation efforts undertaken by the Company and indemnity provided by the Company. The Company recognized certain recoveries from legacy insurance policies in 2020 and 2021, and continues pursing additional recoveries pursuant to its lawsuit.
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
Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020
Remediation liability at beginning of the year	$101.8	$124.4
Amounts paid	(21.1)	(27.1)
Remediation liability at the end of the quarter	$80.7	$97.3
The reserve balance as of October 2, 2021 includes $28.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $52.2 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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

Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal periods subsequent to October 2, 2021 are as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Minimum royalties	$—	$1.8	$—	$—	$—	$—
Minimum advertising	$—	$3.4	$3.5	$3.6	$—	$—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $0.6 million and $1.7 million for the quarter and year-to-date ended October 2, 2021, respectively. For the quarter and year-to-date ended September 26, 2020, the Company incurred royalty expense in accordance with these agreements of $0.5 million and $1.4 million, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $1.4 million and $4.1 million for the quarter and year-to-date ended October 2, 2021, respectively. For the quarter and year-to-date ended September 26, 2020, the Company incurred advertising expense in accordance with these agreements of $0.4 million and $1.4 million, respectively.
16.BUSINESS SEGMENTS
The Company’s brands are organized into the following two operating segments, which the Company has determined to be reportable segments.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores.
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

	Quarter Ended		Year-to-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Wolverine Michigan Group	$324.8	$287.3	$976.9	$752.5
Wolverine Boston Group	258.8	193.8	717.7	498.4
Other	53.1	12.0	84.7	30.6
Total	$636.7	$493.1	$1,779.3	$1,281.5
Operating profit (loss):
Wolverine Michigan Group	$61.3	$52.3	$196.0	$133.8
Wolverine Boston Group	44.1	33.0	125.2	60.4
Other	2.4	0.7	3.9	1.0
Corporate	(65.3)	(43.4)	(160.7)	(128.2)
Total	$42.5	$42.6	$164.4	$67.0

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Total assets:
Wolverine Michigan Group	$692.5	$626.9	$691.8
Wolverine Boston Group	1,162.4	1,077.8	1,322.5
Other	599.6	31.4	33.6
Corporate	226.9	401.3	453.2
Total	$2,681.4	$2,137.4	$2,501.1
Goodwill:
Wolverine Michigan Group	$145.2	$145.4	$143.9
Wolverine Boston Group	296.4	297.0	293.9
Other	113.9	—	—
Total	$555.5	$442.4	$437.8
17.BUSINESS ACQUISITIONS
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady of Leisure InvestCo Limited. The acquisition was completed on August 2, 2021 for $417.8 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business. The acquisition was funded with cash on hand and borrowings under the Company’s revolving credit facility.
Sweaty Betty® is a premium women’s activewear brand that distributes a wide array of innovative on-trend tops, bottoms, swimwear, outerwear, and accessories around the world, mainly through direct-to-consumer channels. The Sweaty Betty® acquisition is part of the Company’s strategic shift over the last several years from a traditional footwear wholesaler to a consumer-obsessed, digital-focused growth company. The acquisition also aligns with the Company’s strategic growth plan to focus on expanding the Company’s digital and international footprint, and building the brand portfolio beyond footwear.
Sweaty Betty® contributed net revenue of $39.1 million, and net earnings of $1.5 million to the Company for the period from the acquisition date to October 2, 2021. The Sweaty Betty® operating results are included in the Other category for segment reporting purposes.
The Company recognized acquisition-related transaction costs of $6.9 million for the three and nine months ended October 2, 2021, in the selling, general and administrative expenses line item in the Condensed Consolidated Statement of Operations. These costs represent investment banking fees, legal and professional fees, transaction fees, and consulting fees associated with the acquisition.
The Company accounted for the acquisition following FASB ASC Topic 805, Business Combinations, and the related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their respective fair values at the acquisition date using primarily Level 2 and Level 3 inputs. The Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. The Sweaty Betty® trademark, which is estimated to have an indefinite life, has been valued at $346.4 million using the multi-period excess earnings method. The multi-period excess earnings method requires the use of significant estimates and assumptions, including but not limited to, future revenues, growth rates, operating profit, tax rates and a discount rate.
The purchase price allocation is preliminary and based upon valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change, primarily for final adjustments to net working capital as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed over the one-year measurement period.
The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed at the acquisition date:

(In millions)	Fair Value
Accounts receivable	$6.0
Inventories	47.5
Prepaid expenses and other current assets	5.3
Property, plant and equipment	10.0
Lease right-of-use assets	7.0
Goodwill	117.4
Intangibles	355.0
Other assets	0.6
Total assets acquired	548.8
Accounts payable	13.1
Accrued salaries and wages	6.0
Other accrued liabilities	15.0
Lease liabilities	7.0
Deferred income taxes	89.9
Total liabilities assumed	131.0
Net assets acquired	$417.8
Goodwill is the result of expected synergies and the Company’s ability to grow the Sweaty Betty® brand, as well the acquired assembled workforce. All of the goodwill is presented within the Other category for segment reporting purposes and within the Sweaty Betty® reporting unit and will not be deductible for income tax purposes.
Intangible assets acquired in the acquisition were valued as follows:

(In millions)	Intangible Asset	Useful life
Trade name and trademark	$346.4	Indefinite
Customer relationship	7.2	18 years
Backlog	1.0	5 months
Customer list	0.4	3 years
Total intangible assets acquired	$355.0
The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Sweaty Betty® occurred at the beginning of fiscal 2020. The pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be attained in the future. These pro forma amounts have been calculated after including the historical Sweaty Betty® operating results in the Company’s consolidated results, and, reflecting the following adjustments: fair value adjustments for intangible assets and inventory acquired, timing adjustment to recognize acquisition related costs incurred in fiscal 2021 and in fiscal 2020, and adjustments reflecting historical interest expense. The adjustments have been applied with related tax effects.

	Quarter Ended		Year-to-Date Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$659.7	$526.5	$1,916.7	$1,378.2
Net earnings attributable to Wolverine World Wide, Inc.	7.9	19.8	91.5	19.3
18.SUBSEQUENT EVENT
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) to the Amended Senior Credit Facility. The Amendment amended and restated the Credit Agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which will replace the existing Term Loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Credit Facility; and (iii) set the LIBOR floor to 0%. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity limited to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2,000.0 million unless certain specified conditions set forth in the Amended Senior Credit Facility are met.

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
The Company’s brands are marketed in approximately 170 countries and territories at October 2, 2021, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At October 2, 2021, the Company operated 144 retail stores in the U.S., U.K. and Canada and 65 consumer-direct eCommerce sites.
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady Leisure InvestCo Limited (the “Acquired Company”). The acquisition was completed on August 2, 2021 for $417.8 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. The acquisition was funded with cash on hand and borrowings under the Company’s revolving credit facility.
Known Trends Impacting Our Business
The global impact of the COVID-19 pandemic continues to impact the Company’s business. Most importantly, the Company remains focused on the health and safety of our employees, customers and partners around the world. In accordance with regulatory guidance and protocols promulgated by health authorities and government officials, the Company continues to execute a number of enhanced business practices including temporary office closures, travel restrictions, enhanced cleaning procedures and social distancing designed to protect all employees, customers and partners.
Following the onset of the pandemic, the Company further prioritized brand investments in the Company’s owned eCommerce sites. The Company’s brands’ on-line growth accelerated due to the investments in this channel and consumer preference changes in favor of digital purchases. The Company continues to prioritize eCommerce investments including digital leadership, marketing investments in digital platforms, developing richer content and storytelling, and optimizing digital user experiences to increase conversion. The Company is offering incremental exclusive products through owned eCommerce sites and the Company has enhanced the customer shopping experience.
During the third quarter of 2021, a significant portion of the Company’s contract manufacturer’s production capacity in Vietnam was subject to government mandated shutdowns due to COVID-19. Contract manufacturers in certain other Asia Pacific countries were also subject to closures, reduced capacity, and production delays due to COVID-19. Factories reopened during October 2021, although some did not reopen at full capacity. These production capacity restraints significantly impacted, and are expected to continue to, significantly impact the Company’s previously planned inventory production and in turn, deliveries to wholesale customers.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an impact, on the Company’s financial results. In addition to certain contract manufacturer closures during the third quarter, disruption in the global supply chain due to vessel shortages, containers damaged and lost in transit, labor and container shortages, and U.S. port congestion resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners during the first three quarters of 2021. The Company expects certain aspects of the disruption in the global supply chain to continue, which may negatively impact results for the remaining portion of fiscal 2021. Expenses related to the COVID-19 pandemic incurred in the third quarter and first three quarters of 2021 included $7.0 million and $22.0 million, respectively, of incremental air freight cost to expedite the delivery of inventory resulting from production and shipping delays. Expenses in the third quarter and first three quarters of 2020 related to the COVID-19 pandemic included $7.8 million and $26.5 million, respectively, of costs related to severance expenses, credit loss expenses and other costs.
The Company continues to monitor the ongoing impacts of COVID-19, including developments that are outside the Company’s control, such as the planned pace of re-opening and return to full production of factories in Vietnam and certain other Asia Pacific countries and the planned shift of production capacity to other countries following factory closures. These developments and other potential impacts of COVID-19, such as new or prolonged factory closures and other adverse impacts on the global supply chain effecting the planned delivery of inventory, could materially adversely impact revenue growth as well as profitability in future periods.
2021 FINANCIAL OVERVIEW
•Revenue was $636.7 million for the third quarter of 2021, representing an increase of 29.1% compared to the third quarter of 2020. The change in revenue reflected a 13.1% increase from the Michigan Group and a 33.5% increase from the Boston Group. Changes in foreign exchange rates increased revenue by $4.7 million during the third quarter of 2021. Owned eCommerce revenue increased during the third quarter of 2021 by 44.7% compared to the third quarter of 2020, including a 31.4% contribution from the Sweaty Betty® acquisition.
•Gross margin was 43.2% in the third quarter of 2021 compared to 41.0% in the third quarter of 2020.
•The effective tax rates in the third quarters of 2021 and 2020 were (11.6)% and 28.5%, respectively.
•Diluted earnings per share for the third quarter of 2021 was $0.00 per share compared to diluted loss per share of $0.27 per share for the third quarter of 2020.
•The Company declared cash dividends of $0.10 per share in both the third quarters of 2021 and 2020.
•Cash flow provided by operating activities was $17.0 million and $135.5 million for the first three quarters of 2021 and 2020, respectively, and cash flow used by operating activities was $34.7 million for the third quarter of 2021 compared to cash flow provided by operating activities of $96.5 million for the third quarter of 2020.
•Compared to the third quarter of 2020, inventory increased $86.3 million, or 26.5%. Sweaty Betty contributed 16.1% to the increase versus the prior year.
RESULTS OF OPERATIONS

	Quarter Ended			Year-To-Date Ended
(In millions, except per share data)	October 2, 2021	September 26, 2020	Percent Change	October 2, 2021	September 26, 2020	Percent Change
Revenue	$636.7	$493.1	29.1%	$1,779.3	$1,281.5	38.8%
Cost of goods sold	361.9	291.1	24.3	1,011.8	750.5	34.8
Gross profit	274.8	202.0	36.0	767.5	531.0	44.5
Selling, general and administrative expenses	215.0	157.5	36.5	591.2	457.2	29.3
Environmental and other related costs, net of recoveries	17.3	1.9	810.5	11.9	6.8	75.0
Operating profit	42.5	42.6	(0.2)	164.4	67.0	145.4
Interest expense, net	9.6	12.8	(25.0)	28.9	31.1	(7.1)
Debt extinguishment and other costs	34.0	—	—	34.0	0.2	*
Other expense (income), net	(0.4)	(0.6)	33.3	2.5	(2.9)	186.2
Earnings (loss) before income taxes	(0.7)	30.4	(102.3)	99.0	38.6	156.5
Income tax expense	0.1	8.7	(98.9)	17.0	6.0	183.3
Net earnings (loss)	(0.8)	21.7	(103.7)	82.0	32.6	151.5
Less: net loss attributable to noncontrolling interests	(0.8)	(0.7)	—	(1.2)	(1.2)	—
Net earnings attributable to Wolverine World Wide, Inc.	$—	$22.4	(100.0)%	$83.2	$33.8	146.2%

Diluted earnings per share	$0.00	$0.27	(100.0)%	$0.98	$0.41	139.0%
* Percentage change not meaningful
REVENUE
Revenue was $636.7 million for the third quarter of 2021, representing an increase of 29.1% compared to the third quarter of 2020. The change in revenue reflected a 13.1% increase from the Michigan Group and a 33.5% increase from the Boston Group. The Michigan Group’s revenue increase was driven by mid-single digit increase from Merrell®, high-thirties increase from Cat®, mid-teens increase from Wolverine®, and high-nineties increase from Hush Puppies®. The Boston Group’s revenue increase was driven by low-forties increase from Saucony®, mid-forties increase from Sperry®, and low-twenties increase from

Kids’. Changes in foreign exchange rates increased revenue by $4.7 million during the third quarter of 2021. Owned eCommerce revenue increased during the third quarter of 2021 by 44.7% compared to the third quarter of 2020, including a 31.4% contribution from the Sweaty Betty® acquisition.
Revenue was $1,779.3 million for the first three quarters of 2021, representing an increase of 38.8% compared to the first three quarters of 2020. The change in revenue reflected a 29.8% increase from the Michigan Group and a 44.0% increase from the Boston Group. The Michigan Group’s revenue increase was driven by low-thirties increase from Merrell®, low-forties increase from Cat®, low-thirties increase from Wolverine®, low-thirties increase from Hush Puppies®, low-twenties increase from Bates®, and low-twenties increase from Harley-Davidson®. The Boston Group’s revenue increase was driven by high-sixties increase from Saucony®, high-thirties increase from Sperry®, and high-twenties increase from Kids’. Changes in foreign exchange rates increased revenue by $25.0 million during the first three quarters of 2021. Owned eCommerce revenue increased during the first three quarters of 2021 by 31.3% compared to the first three quarters of 2020, including a 10.4% contribution from the Sweaty Betty® acquisition.
GROSS MARGIN
Gross margin was 43.2% in the third quarter of 2021 compared to 41.0% in the third quarter of 2020. The gross margin increase in the third quarter was driven by the contribution from the Sweaty Betty® acquisition (180 basis points), reduced closeout sales (100 basis points), and favorable product mix and average selling price through the Company’s direct to consumer channel (50 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (140 basis points).
Gross margin was 43.1% in the first three quarters of 2021 compared to 41.4% during the first three quarters of 2020. The gross margin increase in the first three quarters was driven by favorable product mix and average selling price across the Company’s brands mainly attributable to Merrell®, Saucony®, and Wolverine® (110 basis points), favorable product mix and average selling price through the Company’s direct to consumer channel (110 basis points), the contribution from the Sweaty Betty® acquisition (70 basis points), and reduced closeout sales (70 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (170 basis points).
OPERATING EXPENSES
Operating expenses increased $72.9 million, from $159.4 million in the third quarter of 2020 to $232.3 million in the third quarter of 2021. The increase was primarily driven by higher general and administrative costs ($22.9 million), higher advertising costs ($15.7 million), higher environmental and other related costs, net of insurance recoveries ($15.4 million), higher selling costs ($11.0 million), higher distribution costs ($7.3 million), acquisition costs ($6.9 million), and higher product development costs ($3.5 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($6.0 million) and lower incentive compensation costs ($3.9 million). Environmental and other related costs were $17.8 million and $3.1 million in the third quarter of 2021 and 2020, respectively.
Operating expenses increased $139.1 million, from $464.0 million in the first three quarters of 2020 to $603.1 million in the first three quarters of 2021. The increase was primarily driven by higher general and administrative costs ($46.0 million), higher advertising costs ($39.7 million), higher incentive compensation costs ($25.9 million), higher selling costs ($24.0 million), higher distribution costs ($11.6 million), acquisition costs ($6.9 million), higher environmental and other related costs, net of insurance recoveries ($5.1 million), and higher product development costs ($4.4 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($24.6 million). Environmental and other related costs were $28.1 million and $13.8 million in the first three quarters of 2021 and 2020, respectively.
INTEREST, OTHER AND INCOME TAXES
Net interest expense was $9.6 million in the third quarter of 2021 compared to $12.8 million in the third quarter of 2020. Net interest expense was $28.9 million in the first three quarters of 2021 compared to $31.1 million in the first three quarters of 2020. Reduction in interest expense is due to the redemption and replacement of the 6.375% senior notes due in 2025 and 5.000% senior notes due in 2026 with the 4.000% senior notes in August 2021.
The Company incurred $34.0 million of debt extinguishment and other costs in connection with the extinguishment of the $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025.
Other income was $0.4 million in the third quarter of 2021, compared to $0.6 million in the third quarter of 2020. Other expense was $2.5 million in the first three quarters of 2021, compared to other income of $2.9 million in the first three quarters of 2020.
The effective tax rates in the third quarter of 2021 and 2020 were (11.6)% and 28.5%, respectively. The effective tax rates in the first three quarters of 2021 and 2020 were 17.1% and 15.5%, respectively. The lower quarter-to-date effective tax rate is a reflection of lower pretax income in the quarter as well as discrete benefits having a larger impact due to the lower pretax income. The higher year-to-date effective tax rate is due to larger discrete benefits in the prior year in addition to lower pretax income resulting in the discrete benefits having a larger impact to the prior year tax rate.
REPORTABLE SEGMENTS
The Company’s brands are organized into the following two operating segments, which the Company has determined to be reportable segments.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, COVID-19 related costs and environmental and other related costs.
The reportable segment results are as follows:

	Quarter Ended				Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020	Change	Percent Change	October 2, 2021	September 26, 2020	Change	Percent Change
REVENUE
Wolverine Michigan Group	$324.8	$287.3	$37.5	13.1%	$976.9	$752.5	$224.4	29.8%
Wolverine Boston Group	258.8	193.8	65.0	33.5%	717.7	498.4	219.3	44.0%
Other	53.1	12.0	41.1	342.5%	84.7	30.6	54.1	176.8%
Total	$636.7	$493.1	$143.6	29.1%	$1,779.3	$1,281.5	$497.8	38.8%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$61.3	$52.3	$9.0	17.2%	$196.0	$133.8	$62.2	46.5%
Wolverine Boston Group	44.1	33.0	11.1	33.6%	125.2	60.4	64.8	107.3%
Other	2.4	0.7	1.7	242.9%	3.9	1.0	2.9	290.0%
Corporate	(65.3)	(43.4)	(21.9)	(50.5)%	(160.7)	(128.2)	(32.5)	25.4%
Total	$42.5	$42.6	$(0.1)	(0.2)%	$164.4	$67.0	$97.4	145.4%
Further information regarding the reportable segments can be found in Note 16 to the consolidated condensed financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $37.5 million, or 13.1%, in the third quarter of 2021 compared to the third quarter of 2020. The revenue increase was driven by mid-single digit increase from Merrell®, high-thirties increase from Cat®, mid-teens increase from Wolverine®, and high-nineties increase from Hush Puppies®. The Michigan Group’s revenue increased $224.4 million, or 29.8% in the first three quarters of 2021 compared to the first three quarters of 2020. The revenue increase was driven by low-thirties increase from Merrell®, low-forties increase from Cat®, low-thirties increase from Wolverine®, low-thirties increase from Hush Puppies®, low-twenties increase from Bates®, and low-twenties increase from Harley-Davidson®. The increase across all brands in the third quarter and the first three quarters is due to economic recovery from the effects of the COVID-19 pandemic experienced in the prior period including as a result of the closure of brick-and-mortar stores and due to accelerated growth from Merrell®, Cat® and Wolverine® resulting from strength in the outdoor and work categories.
The Michigan Group’s operating profit increased $9.0 million in the third quarter of 2021 compared to the third quarter of 2020. The operating profit increase was due to the revenue increases and a 210 basis point increase in gross margin, partially offset by a $13.0 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix and average selling price, partially offset by higher air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.

The Michigan Group’s operating profit increased $62.2 million in the first three quarters of 2021 compared to the first three quarters of 2020. The operating profit increase was due to the revenue increases and by a 70 basis point increase in gross margin, partially offset by a $39.8 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix and average selling price including higher margin eCommerce sales and lower closeout sales, partially offset by higher air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
Wolverine Boston Group
The Boston Group’s revenue increased $65.0 million, or 33.5%, during the third quarter of 2021 compared to the third quarter of 2020. The revenue increase was driven by low-forties increase from Saucony®, mid-forties increase from Sperry®, and low-twenties increase from Kids’. The Boston Group’s revenue increased by $219.3 million, or 44.0%, during the first three quarters of 2021 compared to the first three quarters of 2020. The revenue increase included high-sixties increase from Saucony®, high-thirties increase from Sperry®, and high-twenties increase from Kids’. The increase across all brands in the third quarter and the first three quarters is due to economic recovery from the effects of the COVID-19 pandemic experienced in the prior period, including as a result of closure of brick-and-mortar stores and due to accelerated growth from Saucony® resulting from strength in the running category and innovative product launches.

The Boston Group’s operating profit increased $11.1 million in the third quarter of 2021 compared to the third quarter of 2020. The operating profit increase was due to the revenue increases, partially offset by a 130 basis point decrease in gross margin and by a $14.1 million increase in selling, general and administrative costs. The decrease in gross margin in the current year period was due to increased closeout sales and higher air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic, partially offset by favorable product mix and average selling price including higher margin eCommerce sales. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
The Boston Group’s operating profit increased $64.8 million in the first three quarters of 2021 compared to the first three quarters of 2020. The operating profit increase was due to the revenue increases and a 120 basis point increase in gross margin, partially offset by a $37.4 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix and average selling price including higher margin eCommerce sales, partially offset by higher air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic. The increase in selling, general and administrative expenses in the current year period was primarily due to higher advertising costs and higher employee costs.
Other
The Other category’s revenue increased $41.1 million, or 342.5%, in the third quarter of 2021 compared to the third quarter of 2020. The revenue increase was driven by low-twenties increase in the performance leathers business and $39.1 million contribution from the Sweaty Betty® acquisition. The Other category’s revenue increased $54.1 million, or 176.8%, during the first three quarters of 2021 compared to the first three quarters of 2020. The revenue increase was driven by low-fifties increase in the performance leathers business and a $39.1 million contribution from the Sweaty Betty® acquisition.
Corporate
Corporate expenses increased $21.9 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher environmental and other related costs, net of insurance recoveries ($15.4 million), acquisition costs ($6.9 million), and higher employee costs ($3.9 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($6.0 million).
Corporate expenses increased $32.5 million in the first three quarters of 2021 compared to the first three quarters of 2020 primarily due to higher incentive compensation costs ($29.6 million), higher employee costs ($21.0 million), acquisition costs ($6.9 million), and higher environmental and other related costs, net of insurance recoveries ($5.1 million), partially offset by lower non-operating costs incurred due to the COVID-19 pandemic ($24.5 million) and lower bad debt expense ($0.9 million).
LIQUIDITY AND CAPITAL RESOURCES

(In millions)	October 2, 2021	January 2, 2021	September 26, 2020
Cash and cash equivalents	$183.6	$347.4	$342.0
Debt	1,024.4	722.5	876.6
Available revolving credit facility (1)	484.1	793.9	794.0

(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit in accordance with the terms of the Revolving Credit Facility.
Liquidity
Cash and cash equivalents of $183.6 million as of October 2, 2021 were $158.4 million lower compared to September 26, 2020. The decrease is due primarily to business acquisitions of $417.8 million, cash dividends paid of $33.4 million, share repurchases of $26.9 million, and additions to property, plant and equipment of $14.3 million, partially offset by cash provided by operating activities during the previous four quarters of $190.6 million and net debt borrowings of $147.5 million. The Company had $484.1 million of borrowing capacity available under the Revolving Credit Facility as of October 2, 2021. On October 21, 2021, the Company entered into a Replacement Amendment and Reaffirmation to the Amended Senior Credit Facility, which, among other things, increased the borrowing capacity under the Revolving Senior Credit Facility by an additional $200.0 million, as discussed in Note 18. Cash and cash equivalents located in foreign jurisdictions totaled $170.9 million as of October 2, 2021.
In connection with the Company’s acquisition of the Sweaty Betty® brand, on August 2, 2021, the Company funded the purchase price through a combination of cash on hand and borrowings on the revolving credit facility.

Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes.
The Company may purchase up to an additional $460.6 million of shares under its existing common stock repurchase program which expires in 2023. The common stock repurchase program does not obligate the Company to acquire particular amount of shares and may be suspended at any time. The Company repurchased $26.9 million and $21.0 million of shares in the first three quarters of 2021 and 2020, respectively.
A detailed discussion of environmental remediation costs is found in Note 15 to the consolidated condensed financial statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site. As of October 2, 2021, the Company had a reserve of $80.7 million, of which $28.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities with the remaining $52.2 million recorded in other liabilities expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods.
Note 15 to the consolidated condensed financial statements also includes a detailed discussion of environmental litigation matters. The Company has established a reserve of $10.6 million with respect to certain of these matters, as discussed in Note 15.
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
Financing Arrangements
On May 5, 2020, the Company entered into a Second Amendment (the “Amendment”) which amended its senior credit facility, which had previously been amended and restated as of December 6, 2018 (as so amended by the Amendment, the “Amended Senior Credit Facility”). In connection with the Amendment, the Company borrowed $171.0 million in aggregate principal amount of an incremental term loan. The incremental term loan was fully repaid by the end of 2020. On October 21, 2021, the Company entered into a Replacement Amendment and Reaffirmation Agreement to the Amended Senior Credit Facility, refer to Note 18 for additional information.
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
On August 26, 2021, the Company issued $550.0 million aggregate principal debt amount of 4.000% senior notes due on August 15, 2029. Related interest payments are due semi-annually beginning February 15, 2022. The senior notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds from the senior notes were used to extinguish the Company’s $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025.
As of October 2, 2021, the Company was in compliance with all covenants and performance ratios under the Amended Senior Credit Facility.
The Company’s debt at October 2, 2021 totaled $1,024.4 million compared to $722.5 million at January 2, 2021. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Credit Facility to fund the Sweaty Betty® acquisition partially offset by the required payments on Term Loan A made during the first three quarters of 2021 and increased unamortized debt issuance costs.
Cash Flows
The following table summarizes cash flow activities:

	Year-To-Date Ended
(In millions)	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$17.0	$135.5
Net cash provided by (used in) investing activities	(429.7)	9.6
Net cash provided by financing activities	249.7	15.4
Additions to property, plant and equipment	10.0	6.0
Depreciation and amortization	23.1	23.8
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
For the first three quarters of 2021, an increase in net working capital represented a use of cash of $118.3 million. Working capital balances were unfavorably impacted by an increase in inventories of $124.6 million and an increase in accounts receivable of $90.3 million, partially offset by an increase in accounts payable of $68.4 million, an increase in other operating liabilities of $14.8 million, a decrease in other operating assets of $7.7 million, and an increase in income taxes payable of $5.7 million. Operating cash flows were favorably impacted by stock-based compensation expense of $30.0 million, depreciation and amortization expense of $23.1 million and pension expense of $10.5 million, partially offset by environmental and other related costs of $8.5 million.
Investing Activities
The Company acquired the Sweaty Betty® brand and activewear business during Q3 2021, resulting in a net cash payment of $417.8 million. The Company also made capital expenditures of $10.0 million and $6.0 million in the first three quarters of 2021 and 2020, respectively, for building improvements, new retail stores, distribution operations improvements and information system enhancements. The Company also received $25.6 million of proceeds during the second quarter of 2020 related to a company-owned life insurance policy. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Credit Facility of $310.0 million, partially offset by payments of debt issuance costs of $7.4 million. The current year revolver borrowings were used to fund a portion of the Sweaty Betty® brand acquisition. On August 26, 2021, the Company issued $550.0 million aggregate principal amount of senior notes and the proceeds from these senior notes were used to extinguish the Company’s $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025. The prior year activity included long term debt borrowings under the Amended Senior Credit Facility and issuance of senior notes of $471.0 million partially offset by net revolving credit payments of $360.0 million and payments of debt issuance costs of $6.4 million. The Company paid $7.5 million in principal payments associated with Term Loan A during each of the first three quarters of 2021 and 2020, respectively. The Company also paid $13.7 million and $20.1 million in the first three quarters of 2021 and 2020, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $15.6 million and $4.0 million in proceeds from the exercise of stock options in the first three quarters of 2021 and 2020, respectively. The Company also repurchased $26.9 million and $21.0 million of its common stock during the first three quarters of 2021 and 2020, respectively. The Company received $4.8 million and $1.8 million in the first three quarters of 2021 and 2020 from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture.
The Company declared cash dividends of $0.30 per share in the first three quarters of 2021 and 2020. Dividends paid in the first three quarters totaled $25.2 million and $25.4 million for 2021 and 2020, respectively. A quarterly dividend of $0.10 per share was declared on November 3, 2021 to shareholders of record on January 3, 2022.
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
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. As of October 2, 2021 and September 26, 2020, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $297.1 million and $188.3 million, respectively, with maturities ranging up to 538 and 545 days, respectively.
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
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. As of October 2, 2021, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $16.0 million from their value as of January 2, 2021. As of September 26, 2020, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $1.5 million from their value at December 28, 2019.
The Company is exposed to interest rate changes primarily as a result of interest expense on its variable-rate debt. As of October 2, 2021 and September 26, 2020, the Company’s total variable-rate debt was $482.5 million and $335.0 million, respectively.
The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.
ITEM 4.    Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on, and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report. On August 2, 2021, the Company completed the acquisition of the Sweaty Betty® brand and activewear business as described in Note 17, and the Company is in the process of integrating the acquired company’s business processes, information technology systems, and other components into internal controls over financial reporting. There have been no changes during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1A.    Risk Factors
There have been no material changes in the assessment of the Company’s risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchases of its own common stock during the third quarter of 2021.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 7 (July 4, 2021 to August 7 2021)
Common Stock Repurchase Program(1)	—	$—	—	$460,584,931
Employee Transactions(2)	6,104	$33.18	—
Period 8 (August 8, 2021 to September 4, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$460,584,931
Employee Transactions(2)	—	$—	—
Period 9 (September 5, 2021 to October 2, 2021)
Common Stock Repurchase Program(1)	—	$—	—	$460,584,931
Employee Transactions(2)	144	$33.30	—
Total for the third Quarter Ended October 2, 2021
Common Stock Repurchase Program(1)	—	$—	—	$460,584,931
Employee Transactions(2)	6,248	$33.18	—
(1)On September 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorizes the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million remaining under the previous program. Since that date, the Company repurchased $52.8 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's Amended Senior Credit Facility and senior notes indenture.
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

ITEM 6.    Exhibits
Exhibits filed as a part of this Form 10-Q are incorporated by reference herein.

Exhibit Number	Document

2.1	Share Purchase Agreement, dated as of July 31, 2021, by and among the Institutional Sellers, the Management Sellers, and Wolverine World Wide, Inc.

2.2	Management Warranty Deed, dated as of July 31, 2021, by and among the Warrantors and Wolverine World Wide, Inc.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2014.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.

4.1
Senior Notes Indenture, dated August 26, 2021, among Wolverine World Wide, Inc. the guarantors named therein, and The Huntington National Bank. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021.

4.2	Form of 4.000% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 26, 2021.

10.1
2021 Replacement Facility Amendment and Reaffirmation Agreement, dated as of October 21, 2021 among the Company, the Additional Borrowers party thereto, the Guarantors party thereto, JP Morgan Chase, N.A. as administrative agent and as a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2021.

31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. §1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Operations and Comprehensive Income; (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows; (iv) Consolidated Condensed Statements of Stockholders’ Equity; and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

November 10, 2021	/s/ Blake W. Krueger
Date	Blake W. Krueger Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory for Registrant)

November 10, 2021	/s/ Michael D. Stornant
Date	Michael D. Stornant Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)