Form 10-K
period 2022-01-01
WOLVERINE WORLD WIDE INC /DE/
filed 2022-02-24
CIK 110471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-06024
WOLVERINE WORLD WIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware			38-1185150
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

9341 Courtland Drive N.E.
Rockford	,	Michigan	49351
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (616) 866-5500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value	WWW	New York Stock Exchange
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on July 2, 2021, the last business day of the registrant’s most recently completed second fiscal quarter: $2,662,805,544. Number of shares outstanding of the registrant’s Common Stock, $1 par value as of February 11, 2022: 81,689,715.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s annual stockholders’ meeting expected to be held May 4, 2022 are incorporated by reference into Part III of this report.

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
•the cost, inflationary pressures and availability of raw materials, inventories, services and labor for contract manufacturers;
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
•problems affecting the Company's supply chain and distribution system, including service interruptions at shipping and receiving ports;
•strategic actions, including new initiatives and ventures, acquisitions and dispositions, and the Company’s success in integrating acquired businesses, including Sweaty Betty®, and implementing new initiatives and ventures;
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
Today, the Company sources and markets a broad range of footwear and apparel styles, including shoes, boots and sandals under many recognizable brand names, including Bates®, Cat®, Chaco®, Harley-Davidson®, Hush Puppies®, Hytest®, Keds®, Merrell®, Saucony®, Sperry®, Sweaty Betty® and Wolverine®. The Company licenses its Stride Rite® brand under a global license arrangement. The Company also markets Merrell® and Wolverine® brand apparel and accessories and licenses some of its brands for use on non-footwear products, including Hush Puppies® apparel, eyewear, watches, socks, handbags and plush toys; Wolverine® eyewear and gloves; Keds® apparel; Saucony® apparel and Sperry® apparel. Cat® is a registered trademark of Caterpillar Inc. and Harley-Davidson® is a registered trademark of H-D U.S.A., LLC.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs.
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
1.Wolverine Michigan Group
Merrell®: Merrell® believes in sharing the simple power of being outside – no matter who you are, where you come from, who you love, or how you move. With a persistent focus on innovation, thoughtful design and rigorous testing, Merrell® has become a global leader in hiking footwear, with a rapidly growing following in trail running and lifestyle. All of this is fueled by a desire to build a world where everyone can safely enjoy the benefits of being outdoors. Merrell® can be found across the globe, on Merrell.com, in key outdoor and sporting goods retail stores and in Company owned Merrell® stores.

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
Wolverine®: For more than 135 years, Wolverine® has existed to support people who forge their own path; men and women who stop at nothing to build the future they want. Wolverine® designs and creates footwear, apparel and accessories across three strategic territories; Work, Outdoor and Casual. The brand is best known for DuraShocks and Ultraspring comfort technology, as well as the Wolverine® 1000 Mile collection of premium lifestyle boots handcrafted in the USA from archival patterns. Wolverine® products can be found online at Wolverine.com and across a variety of retail channels including online retail, farm & fleet, work specialty, outdoor specialty, department stores and national family stores.
Chaco®: Chaco® has a rich, 30+ year history of creating footwear that’s “Fit For Adventure” of any kind, whether that’s exploring rivers, trails or swerving city streets. Originating as an innovation in the whitewater rafting world, Chaco® now designs footwear for all walks of life in the outdoor and lifestyle communities. The brand's mission is to help people find their way, providing access to new people, places, and experiences that make them more confident in who they are and where they’re headed. That’s why Chaco® creates footwear that comes with all-terrain versatility, a unique 360° fit, unmatched durability and signature LUVSEAT™ footbed arch support. The MyChacos custom sandal program provides customers an opportunity to express their funky individuality, while the ReChaco program helps reduce their impact on the places they explore by repairing used sandals. Chaco® products are distributed primarily through specialty footwear retailers, the Chaco® eCommerce site, and other leading online and brick and mortar retailers.
Hush Puppies®: Launched in 1958, Hush Puppies® has a history of bringing color and optimism to a boring, brown shoe category. Today, Hush Puppies® exists to inspire consumers to live life on the bright side. The Company believes that optimism is contagious and that by encouraging positivity it can help shape a better world. Hush Puppies® footwear is distributed through wholesale and licensed channels, and through an eCommerce site. In addition, the Hush Puppies® brand is licensed to third parties engaged in the manufacturing, marketing and distribution of apparel, handbags, eyewear, socks, watches and plush toys sold around the world. Hush Puppies®, with its basset hound icon, is one of the most well-known and loved brands worldwide.
Bates®: Bates® Footwear is a leading supplier of tactical and uniform footwear for first responders, U.S. Military members and military members of several foreign countries. Civilian uniform users include police officers, fire fighters, security and emergency medical services workers, and others in light industrial occupations. Bates® products are distributed through sporting goods chains, department stores, uniform specialty retailers, catalog retailers and online retailers.
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
2.Wolverine Boston Group
Saucony®: Saucony® is a purpose driven performance running brand with roots dating back to 1898. Saucony® targets both elite and casual runners through award winning design, innovation and performance technology. The brand is focused on meeting the functional biomechanical needs of runners while delivering on their emotional style needs as well. Saucony innovations include Powerrun+, a cushioning technology system; PWRFOAM midsole, PWRTRAC outsole, and FormFit, an adaptive fit system. Saucony® offers five categories of performance footwear products; Competition, Road, Trail, Train and Walking; as well as the Originals lifestyle footwear inspired by Saucony® products of the 1970's to 2000's. Saucony® also offers a complete line of performance running apparel and select lifestyle apparel pieces. Through Saucony's® Run For Good brand platform and charitable foundation, Saucony® is strengthening connections with consumers and elevating the positioning of the brand. The brand’s products are distributed primarily through leading run specialty and sporting goods retailers, as well as in Company owned Saucony® retail stores and an eCommerce site.
Sperry®: Sperry® was founded in 1935 by avid sailor, inventor and intrepid explorer Paul Sperry. The brand is fully rooted in the history of American style and continues to craft the tools for life’s memorable experiences on, off and by the water. From the invention of the world's first boat shoe, Sperry® is a market leader in both boat shoes and wet weather boots, and has expanded its business into casuals and sneakers. The brand is primarily distributed through Sperry.com and in Company owned Sperry® retail stores, as well as leading premium and better lifestyle retailers.
Keds®: For over 100 years, Keds® has been making timeless, comfortable, accessible footwear for consumers to step out into the world their way. Ever since the creation of the iconic Keds® Champion "sneaker" back in 1916, Keds® has held the belief that when we feel comfortable inside and out, we can leap forward and make our marks on the world. This belief continues to inspire and drive us every day. Keds® designs every product to support everyone—to give them the versatility, comfort, and style they need to confidently live as their truest selves. Keds® is focused on driving unique marketing and product stories through Keds.com and distributing footwear at leading footwear retailers worldwide.
Kids' Footwear: The Kids' footwear business includes footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat®, as well as a licensed business, Stride Rite®. Kids' footwear offerings from Saucony®, Sperry®, Keds®, Merrell®, Hush Puppies® and Cat® are distributed through premium and better lifestyle retailers, outdoor and sporting goods retailers, as well as through an eCommerce site and by a license partner. With a history dating back to 1919, Stride Rite® is an industry leader in kids' footwear. The Company signed a multi-year license agreement in 2017 to license the Stride Rite® brand.
Other Businesses
In addition to its reportable segments, the Company operates the Sweaty Betty® activewear business, a performance leather business, sourcing operations and a multi-brand consumer-direct business.
Sweaty Betty®: Sweaty Betty® is a global women’s activewear and lifestyle brand that has been on a mission to empower women through fitness and beyond since 1998. Famous for its “bum-sculpting” leggings and innovative designs, Sweaty Betty® fuses performance and style with technical, high-performance fabrics and responsibly sourced materials. The brand services its loyal, fast-growing community worldwide through SweatyBetty.com, complemented by retail locations across the United Kingdom, Europe and Asia and the world’s best luxury retailers, including Selfridges, Harrods, Neiman Marcus and Nordstrom. Through the Sweaty Betty Foundation, the brand aims to give more girls access to activities they love, helping the next generation get and stay active for life.
Wolverine Leathers Division: The Wolverine Leathers Division markets pigskin leather for use primarily in the footwear industry. The Company believes pigskin leather offers superior performance and other advantages over cowhide leather. The Company’s waterproof and stain resistant leathers are featured in some of the Company’s footwear lines and also sold to external footwear brands.
Sourcing Division: The sourcing division earns third-party commission revenue by providing consulting services related to product development, production control, quality assurance, materials procurement, compliance and other services.
Multi-brand Consumer-Direct Division: The multi-brand consumer-direct division includes retail stores that sell footwear and apparel from the Company's brand portfolio and other brands.
Marketing
The Company’s marketing strategy is to develop brand-specific plans and related promotional materials that foster a consistent message for each of the Company’s brands across the globe. Marketing campaigns and strategies vary by brand and are generally designed to target consumers in order to increase awareness of, and affinity for, the Company’s brands. The Company’s marketing typically emphasizes compelling brand stories and brand recognition associated with new and existing products, the performance, comfort and quality features and styles of our products within each of the Company’s brands, as well as raising global brand relevance and awareness. The Company’s brand marketing has an omni-channel approach and includes various means of delivery, such as print and radio advertising, search engine optimization, social networking sites, event sponsorships, in-store point-of-purchase displays, promotional materials and sales and technical assistance.
The Company operates branded eCommerce sites that the Company believes are effective marketing tools to consumers. The Company maintains an active presence on a variety of global social media platforms, and the Company’s digital marketing seeks to create demand among new consumers as well as connecting consumers to brand content and products.
In addition to the Company’s internal marketing efforts, each brand provides its third-party licensees and distributors with creative direction, brand images and other materials to convey globally consistent brand messaging. The Company believes its brand names represent a competitive advantage, and the Company, its licensees and its distributors make significant marketing investments to promote and enhance the market positions of its products and drive brand awareness.
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
International Operations and Global Licensing
The Company’s foreign-sourced revenue is generated from a combination of (i) sales of branded footwear and apparel through the Company’s owned operations in Canada, the United Kingdom and certain countries in continental Europe and Asia-Pacific; (ii) revenue from third-party distributors for certain markets and businesses; (iii) revenue from a network of third-party licensees; and (iv) revenue and income from joint ventures that market the Company’s branded products in Mexico, Colombia and China. The Company’s international owned operations are located in markets where the Company believes it can gain a strategic advantage by directly controlling the sale of its products into retail accounts. License and distribution arrangements enable the Company to generate sales in other markets without the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. The Company believes that joint ventures provide it with a more meaningful ownership stake and near-term brand impact in fast-growing markets than its traditional licensee and distributor arrangements.
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
The Company has a diversified supply base of raw pigskins and currently purchases a majority of the raw pigskins used for its Wolverine Leathers Division from one domestic source, which has been a reliable and consistent supplier to the Company for over 50 years. The Company purchases all of its other raw materials and component parts from a variety of sources and does not believe that any of these sources are a dominant supplier.
Trademarks, Licenses and Patents
The Company holds a significant portfolio of registered and common law trademarks that identify its branded products and technologies. The Company’s owned trademarks include Hush Puppies®, Dog Likeness (registered design trademark), Wolverine®, Bates®, Chaco®, Soft Style®, Wolverine Fusion®, DuraShocks®, MultiShox®, Wolverine Compressor®, Wolverine ICS®, Hidden Tracks®, iTechnology™, Bounce®, Comfort Curve®, Hytest®, Merrell®, M Circle Design (registered design trademark), Continuum®, Q Form®, Sperry®, Saucony®, Stride Rite®, Sweaty Betty® and Keds®. The Company’s Wolverine Leathers Division markets its pigskin leathers under the trademarks Wolverine Warrior Leather®, Weather Tight® and All Season Weather Leathers™. The Company has footwear marketing and distribution rights under the Cat® and Harley-Davidson® trademarks pursuant to license arrangements with the respective trademark owners. The Cat® license was recently renewed and the license term runs through December 31, 2028 and the Harley-Davidson® license term runs through December 31, 2022. Both licenses are subject to early termination for breach.
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
Seasonality
The Company experiences moderate fluctuations in sales volume during the year, as reflected in quarterly revenue. The Company expects current seasonal sales patterns to continue in future years. The Company also experiences some fluctuation in its levels of working capital, typically including an increase in net working capital requirements near the end of the first and third fiscal quarters. The Company meets its working capital requirements through internal operating cash flows and, as needed, the Revolving Facility, as discussed in more detail under the caption "Liquidity and Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's working capital could also be impacted by other events, including pandemics such as COVID-19.
Competition
The Company markets its footwear and apparel lines in a highly competitive and fragmented environment. The Company competes with numerous domestic and international footwear and apparel designers and marketers, some of whom are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing, ability to control costs and ability to adapt to style changes are all important elements of competition in the footwear and apparel markets served by the Company. The footwear and apparel industries are subject to changes in consumer preferences. The Company strives to maintain its competitive position through promotions designed to increase brand awareness, manufacturing and sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences.
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

Human Capital Resources
Employee Profile: As of January 1, 2022, the Company had approximately 4,400 domestic and foreign production, office and sales employees. One of the Company's Core Values is "Our People Are the Difference," and the Company works to maximize the engagement and contribution of its current workforce and to attract the best talent available from outside the organization when needed.
Talent Recruitment, Retention and Development: The Company's talent strategy is focused on attracting top talent and continually developing, engaging, investing in and retaining top employees through a variety of retention and development efforts and world class corporate amenities. We strive to hire world class talent, while ensuring opportunities for growth and development for team members. We maintain an engaging modern recruitment marketing website to tell the Company's compelling story of opportunity and inclusion. Development starts on day one with an enriching day one experience designed to help employees start off on the right foot from the moment they begin their career with the Company. The Company strives to be one of the best places to work.
The Company seeks to maximize engagement and contribution of team members and the Company stays connected with team members across many experience touchpoints through surveys, including a day one survey, 90 days into their career, regular pulse and check in surveys, and exit surveys. These insights have been especially valuable during the COVID-19 pandemic to understand and develop solutions to maintain a positive employee well-being. The Company's annual talent planning process provides invaluable data to help retain top talent through career planning and leadership continuity by using that data to identify and mitigate succession gaps through hiring and development.
The Company benchmarks its benefits regularly and keeps abreast of the most up-to-date and effective strategies in order to offer a comprehensive and competitive compensation and benefits package that is specific to the employees’ region of employment including annual incentive programs, long-term incentive programs and health and wellness benefits, such as the corporate headquarters' on-site, state of the art Fitness Center, Child Care, and Doggie Day Care facilities for employees.
The Company believes that leaders should be developed at every stage of their career, from new managers to executives. We have a global leadership development program for all people leaders through partnerships with top educational institutions which focuses both on business leadership and capabilities needed to evolve the Company's businesses, and on people leadership capabilities to build, retain, and inspire top performing teams. As we continue to evolve and transform, the continued development of leaders is viewed as critical to the Company's future success. To enhance the development of employees, the Company offers a wide variety of virtual learning courses, instructor led classes, video libraries, and quick reference documents and provides tuition reimbursement to help employees achieve higher education goals.
Diversity, Equity, and Inclusion: The Company is committed to having a diverse and inclusive workforce which is reflected in the wide range of cultures, religions, ethnicities and nationalities, as well as varied professional and educational backgrounds currently represented at the Company. Because the Company believes in cultivating a well-rounded, diverse workforce, the Company continuously seeks out individuals who reflect and support the goal of maintaining a diverse corporation. We have further prioritized diversity and inclusion by hiring an expert partner to help us build a framework to promote an inclusive environment today and into the future in order to make the Company an even greater place to work. The Company's major development focus over the next year will be in implementing a comprehensive diversity, equity, and inclusion learning program which includes learning on inclusive teams, inclusive leadership, and inclusive selection.
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
Item 1A.    Risk Factors
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has disrupted the Company's operations and could have a material adverse impact on the Company’s operations and financial results.
The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and significantly increased the volatility and disruption of financial markets both globally and in the U.S. These conditions following the onset of the pandemic led to a decline in discretionary spending by consumers that had a negative effect on the Company's financial condition and results of operations in 2020. There can be no assurance that these conditions will not recur, for example, as new variants of the virus emerge, and negatively affect the Company's financial condition and results of operations in future periods. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors outside of the Company's control that the Company cannot currently fully predict or assess, such as; the duration and scope of the pandemic and effectiveness of containment efforts; the negative impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and levels of consumer confidence; and actions governments, businesses and individuals may take in response to the pandemic. The Company’s business has been and could continue to be materially adversely affected by several factors related to the COVID-19 pandemic, including, but not limited to:
•The inability of employees, suppliers and other business providers to carry out tasks at ordinary levels of performance as a result of safety measures taken to limit the spread of COVID-19.
•Future outbreaks requiring the closure of retail stores operated by the Company or the Company's wholesale customers;
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
•Supply chain disruption effecting the Company's ability to receive and distribute goods as well as increases in supply chain costs. Disruptions in the supply chain have had an adverse effect and may continue to have an adverse effect on the Company's ability to meet consumer demand and financial results.
•Continued volatility in the availability and prices for commodities and raw materials used in the Company's products and related inflationary pressures.

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
Business and Operational Risks
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
The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes or severe weather due to climate change. These issues have in the past and may in the future delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher costs, which could have an adverse impact on the Company’s business and financial condition.
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
The Company’s consumer-direct operations continue to require substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
The Company’s consumer-direct operations, including its brick and mortar locations as well as its eCommerce and mobile channels, require substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with the Company’s brick and mortar consumer-direct operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs. The success of its consumer-direct operations also depends on the Company’s ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences, including the shift from brick and mortar to eCommerce and mobile channels, reductions in mall traffic and the Company’s ability to effectively develop its eCommerce and mobile channels. The Company has made and will continue to make significant investments in building technologies and digital capabilities. As omni-channel retailing continues to evolve, the Company’s customers are increasingly more likely to shop across multiple channels that work in tandem to meet their needs. The Company’s failure to successfully respond to these factors could adversely affect the Company’s consumer-direct business, as well as limit the Company's ability to successfully develop and expand the omni-channel experience for customers, damage its reputation and brands, and have an adverse effect on the Company’s results of operations and financial position.
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
The Company has expanded its products and markets in part through strategic acquisitions, including the acquisition of the Sweaty Betty® brand in the third quarter of fiscal 2021, and it may continue to do so in the future, depending on its ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits of the acquisition on a timely basis or at all; managing geographically-remote operations; and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also cause the Company to incur debt or result in dilutive issuances of its equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. The Company may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict the Company’s operations. The Company may not be able to successfully integrate the operations of any acquired businesses into its operations and achieve the expected benefits of any acquisitions. In addition, the Company may not consummate a potential acquisition for a variety of reasons, but still incur material costs in connection with an acquisition that it cannot recover. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on the Company’s business, results of operations and financial position.
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
The Company cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S. or foreign countries upon the import or export of the Company's products in the future, or what effect any of these actions would have, if any, on the Company’s business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have an adverse effect on the Company’s business in the future or may require the Company to exit a particular market or significantly modify the Company's current business practices.
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
•The Company's earnings are also sensitive to a number of factors that are beyond the Company’s control, including certain manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, customer demand, consumer sentiment and currency exchange rate fluctuations.
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
The Company purchases a majority of the pigskin hides used in its leathers operations from a single domestic source pursuant to short-term contracts. If this source fails to continue to supply the Company with raw pigskin or supplies the Company with raw pigskin on less favorable terms, the Company’s cost of raw materials for its leathers operations could increase and, as a result, have a negative impact on the Company’s results of operations and financial position.
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
The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace, and the investigation and remediation of contamination resulting from releases of hazardous materials. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Various third parties have brought, and in the future could bring actions against the Company alleging health-related or other harm arising from non-compliance. The Company may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at its currently or formerly owned or operated properties, regardless of whether such environmental conditions were created by the Company or a third-party, such as a prior owner or tenant. The Company has incurred, and continues to incur, costs to address soil and groundwater contamination at some locations. If such issues become more expensive to address, or if new issues arise, they could increase the Company’s expenses, generate negative publicity, or otherwise adversely affect the Company.

The disruption, expense and potential liability associated with existing and future litigation against the Company could adversely affect its reputation, financial position or results of operations.
The Company may be named as a defendant from time to time in lawsuits and regulatory actions relating to its business. For example, regulatory actions, punitive class actions lawsuits and individual lawsuits have been filed against the Company alleging claims relating to property damage, remediation and human health effects, among other claims, arising from the Company’s operations, including its handling, storage, treatment, transportation and/or disposal of waste. These claims are discussed in more detail in Note 17 to the consolidated financial statements. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on the Company’s business, results of operations and financial position. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and may require that the Company devote substantial resources and executive time to the defense of such proceedings.
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
The Company collects, maintains and uses data provided to it through its online activities and other consumer interactions in its business. The Company’s current and future marketing programs depend on its ability to collect, maintain and use this information, and its ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws, industry standards and enforcement trends. The Company is subject to a broad array of applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with the Company’s practices. If the Company is not able to comply with any applicable requirements, the Company's reputation could be negatively impacted and the Company may be subject to proceedings or actions against it by governmental entities or others.
In addition, as data privacy and marketing laws change, the Company may incur additional costs to remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, the Company’s compliance costs may increase, the Company’s ability to effectively engage customers via personalized marketing may decrease which could potentially impact growth.
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
The Company is also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on the Company's operations. For example, the General Data Protection Regulation ("GDPR"), which applies in all European Union member states introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we collect, process and transfer, and we have put in place additional mechanisms designed to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. In addition, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data. The effects of the CCPA governs the Company's data processing practices and policies. Additionally, other states have adopted, or are considering enacting, similar laws that may affect the Company's data processing practices and policies.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
The Company operates its domestic administration, sales and marketing operations primarily from an owned facility of approximately 307,000 square feet in Rockford, Michigan, as well as leased facilities of approximately 102,000 square feet in Waltham, Massachusetts and 101,000 square feet in the United Kingdom.. The Company operates its distribution operations primarily through a leased distribution facility of approximately 720,000 square feet in Beaumont, California; an owned distribution facility of approximately 520,000 square feet in Louisville, Kentucky; a leased distribution center of approximately 468,000 square feet in Howard City, Michigan; a leased distribution center of approximately 242,000 square feet in Ontario, Canada and a leased distribution center of approximately 125,000 square feet in Heerhugowaard, Netherlands.
The Company also leases or owns offices, showrooms and other facilities throughout the U.S., Canada, the United Kingdom, continental Europe, Hong Kong and China to meet its operational requirements. In addition, the Company operates 143 retail stores primarily through leases with various third-party landlords in the U.S., United Kingdom, and Canada that collectively occupy approximately 325,000 square feet. The Company believes that its current facilities are suitable and adequate to meet its current needs.
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
Supplemental Item.        Information about Executive Officers
The following table lists the names and ages of the Executive Officers of the Company and their positions held with the Company as of January 31, 2022. The information provided below the table lists the business experience of each such

Executive Officer for at least the past five years. All Executive Officers serve at the pleasure of the Board of Directors of the Company, or, if not appointed by the Board of Directors, at the pleasure of management.

Name	Age	Positions held with the Company
Kyle L. Hanson	56	Senior Vice President, General Counsel and Secretary
Brendan L. Hoffman	53	President and Chief Executive Officer
Christopher E. Hufnagel	49	President, Global Brand - Merrell
Amy M. Klimek	48	Senior Vice President, Global Human Resources
Isabel Soriano	51	President, International
Michael D. Stornant	55	Senior Vice President, Chief Financial Officer and Treasurer
James D. Zwiers	54	Executive Vice President and President, Global Operations Group
Kyle L. Hanson has served the Company as Senior Vice President, General Counsel and Secretary since June 2018. From March 2014 through June 2018, she was Vice President, General Counsel and Corporate Secretary at The Buckle, Inc., a publicly traded footwear and apparel retailer.
Brendan L. Hoffman has served the Company as Chief Executive Officer since January 2022 and as President since September 2020. From October 2015 through August 2020, he was the Chief Executive Officer and President of Vince Holding Corp., a publicly-traded global apparel brand and retailer.

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
Isabel Soriano has served the Company as President, International, since June 2021. From June 2018 to May 2021, she served as Vice President and Managing Director of EMEA. From April 2014 to June 2018, she served as Vice President and General Manager for Vans, Timberland and Kipling in South America at VF Corporation, a publicly traded footwear and apparel retailer.
Michael D. Stornant has served the Company as Senior Vice President, Chief Financial Officer and Treasurer since June 2015. From January 2013 through June 2015, he served as Vice President, Corporate Finance.
James D. Zwiers has served the Company as Executive Vice President since February 2017 and President, Global Operations Group since January 2021. From February 2016 through February 2017, he served as President, Wolverine Outdoor & Lifestyle Group. From June 2014 through February 2016, he served as Senior Vice President and President, International Group.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “WWW.” The number of stockholders of record on February 11, 2022, was 684.
A quarterly dividend of $0.10 per share was declared on February 9, 2022. The Company currently expects that comparable cash dividends will be paid in future quarters in fiscal 2022.
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

Five-Year Cumulative Total Return Summary

DOLLARS
350
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Wolverine World Wide, Inc.
S&P SmallCap 600 Index
S&P 600 Footwear Index

The following table provides information regarding the Company’s purchases of its own common stock during the fourth quarter of fiscal 2021.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Period 10 (October 3, 2021 to November 6, 2021)
Common Stock Repurchase Program (1)	—	$—	—	$460,584,931
Employee Transactions (2)	10,988	$34.36
Period 11 (November 7, 2021 to December 4, 2021)
Common Stock Repurchase Program (1)	101,778	$31.08	101,778	$457,420,278
Employee Transactions (2)	—	$—
Period 12 (December 5, 2021 to January 1, 2022)
Common Stock Repurchase Program (1)	332,916	$28.80	332,916	$447,828,564
Employee Transactions (2)	—	$—
Total for the fourth Quarter Ended January 1, 2022
Common Stock Repurchase Program (1)	434,694	$29.35	434,694	$447,828,564
Employee Transactions (2)	10,988	$34.36
(1)On September 11, 2019, the Company’s Board of Directors approved a common stock repurchase program that authorized the repurchase of $400.0 million of common stock over a four-year period, incremental to the $113.4 million available as of that date for repurchases under the previous program. Since that date, the Company repurchased $65.6 million of common stock. The annual amount of any stock repurchases is restricted under the terms of the Company's amended senior credit facility and senior notes indenture.
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
Item 6.     Reserved
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
The Company’s brands are marketed in approximately 170 countries and territories at January 1, 2022, including through owned operations in the U.S., Canada, the United Kingdom and certain countries in continental Europe and Asia Pacific. In other regions (Latin America, portions of Europe and Asia Pacific, the Middle East and Africa), the Company relies on a network of third-party distributors, licensees and joint ventures. At January 1, 2022, the Company operated 143 retail stores in the U.S., United Kingdom, and Canada and 65 consumer-direct eCommerce sites.
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady Leisure InvestCo Limited. The acquisition was completed on August 2, 2021 for $417.4 million, which is net of acquired cash of $7.4 million. Lady Leisure InvestCo Limited owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. The acquisition was funded with cash on hand and borrowings under the Company’s Revolving Facility.
The following discussion includes a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2021 and 2020. A discussion of a comparison of the Company's results of operations and liquidity and capital resources for fiscal 2020 and 2019 has been omitted from this Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on February 26, 2021.
Known Trends Impacting Our Business
The global impact of the COVID-19 pandemic continues to affect the Company’s business. Most importantly, the Company remains focused on the health and safety of its employees, customers and partners around the world. In accordance with regulatory guidance and protocols promulgated by health authorities and government officials, the Company continues to execute a number of enhanced business practices including temporary office closures, travel restrictions, enhanced cleaning procedures and social distancing designed to protect all employees, customers and partners.
Following the onset of the pandemic, the Company further prioritized brand investments in the Company’s owned eCommerce sites. The Company’s brands’ online growth accelerated due to the investments in this channel and consumer preference changes in favor of digital purchases. The Company continues to prioritize eCommerce investments including digital leadership, marketing investments in digital platforms, developing richer content and storytelling, and optimizing digital user experiences to increase conversion. The Company is offering incremental exclusive products through owned eCommerce sites, and the Company has enhanced the online customer shopping experience.
During the third quarter of 2021, a significant portion of the Company’s contract manufacturer’s production capacity in Vietnam was subject to government mandated shutdowns due to COVID-19. Contract manufacturers in certain other Asia Pacific countries were also subject to closures, reduced capacity and production delays due to COVID-19. Factories reopened during October 2021, although some did not reopen at full capacity. These production capacity restraints significantly negatively impacted, and are expected to continue to significantly negatively impact, the Company’s previously planned inventory production and in turn, deliveries to wholesale customers.
The COVID-19 pandemic has had a material adverse impact, and is expected to continue to have an adverse impact, on the Company’s financial results. In addition to the contract manufacturer closures during the third quarter discussed above, the effects of the pandemic caused disruption in the global supply chain due to vessel shortages, containers damaged and lost in transit, labor and container shortages and U.S. port congestion that resulted in transportation delays that interrupted the flow of the Company’s inventory and caused delays of shipments to wholesale partners during fiscal 2021. The Company expects certain aspects of the disruption in the global supply chain to continue, which may negatively impact results in fiscal 2022.

Expenses related to the COVID-19 pandemic incurred in fiscal 2021 included $26.1 million of costs primarily for incremental air freight cost to expedite the delivery of inventory resulting from production and shipping delays. Expenses related to the COVID-19 pandemic incurred in fiscal 2020 included $37.6 million of costs related to severance expenses, credit loss expenses, air freight related to production delays, facility exit costs and other costs.
The Company continues to monitor the ongoing impacts of COVID-19, including developments that are outside the Company’s control, such as the planned return to full production of factories in Vietnam and certain other Asia Pacific countries and the planned shift of production capacity to other countries following factory closures. These developments and other potential impacts of COVID-19, such as new or prolonged factory closures and other adverse impacts on the global supply chain affecting the planned delivery of inventory, could materially adversely impact revenue growth as well as profitability in future periods.
2021 FINANCIAL OVERVIEW
•Revenue was $2,414.9 million for 2021, representing an increase of 34.8% compared to the prior year's revenue of $1,791.1 million. The increase reflects a 23.6% increase from the Michigan Group, a 34.5% increase from the Boston Group and a 18.8% increase on Sweaty Betty® revenue of $117.3 million. Changes in foreign exchange rates increased revenue by $25.3 million during 2021. Owned eCommerce revenue increased 39.7% during 2021 compared to 2020.
•Gross margin for 2021 was 42.6%, an increase of 150 basis points from 2020.
•The effective tax rate in 2021 was 16.6%, compared to 24.7% in 2020.
•Diluted earnings per share in 2021 was $0.81, compared to a diluted loss per share of $1.70 in 2020.
•The Company declared cash dividends of $0.40 per share in 2021 and 2020.
•Cash flow provided by operating activities was $86.8 million and $309.1 million for 2021 and 2020, respectively.
•Compared to the prior year, inventory increased $122.4 million, or 50.3%.
RESULTS OF OPERATIONS
The following is a discussion of the Company’s results of operations and liquidity and capital resources. This section should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
(In millions, except per share data)	2021	2020	Percent Change
Revenue	$2,414.9	$1,791.1	34.8%
Cost of goods sold	1,385.0	1,055.5	31.2%
Gross profit	1,029.9	735.6	40.0%
Selling, general and administrative expenses	817.8	639.4	27.9%
Impairment of intangible assets	—	222.2	(100.0)
Environmental and other related costs, net of recoveries	56.4	11.1	408.1%
Operating profit (loss)	155.7	(137.1)	213.6%
Interest expense, net	37.4	43.6	(14.2)%
Debt extinguishment and other costs	34.3	5.5	523.6
Other expense (income), net	3.7	(2.1)	276.2%
Earnings (loss) before income taxes	80.3	(184.1)	143.6%
Income tax expense (benefit)	13.3	(45.5)	129.2%
Net earnings (loss)	67.0	(138.6)	148.3%
Less: net earnings (loss) attributable to noncontrolling interests	(1.6)	(1.7)	5.9%
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$68.6	$(136.9)	150.1%
Diluted earnings (loss) per share	$0.81	$(1.70)	147.6%
REVENUE
Revenue was $2,414.9 million for 2021, representing an increase of 34.8% compared to the prior year's revenue of $1,791.1 million. The change in revenue reflected a 23.6% increase from the Michigan Group and a 34.5% increase from the Boston Group. The Michigan Group's revenue increase was driven by high-forties increase from Hytest®, low-thirties increase from Cat®, high-twenties increase from Wolverine®, mid-twenties increase from Hush Puppies®, low-twenties increase from Harley-

Davidson®, low-twenties increase from Merrell®, and low-teens increase from Bates®. The Boston Group’s revenue increase was driven by high-fifties increase from Saucony®, high-twenties increase from Kids’, and mid-twenties increase from Sperry®. International revenue represented 34.8%, and 31.1% of total reported revenues in 2021 and 2020, respectively. Sweaty Betty® contributed $117.3 million to the current year revenue increase. Changes in foreign exchange rates increased revenue by $25.3 million during 2021. Owned eCommerce revenue increased during 2021 by 39.7% compared to 2020, including a 21.4% contribution from the Sweaty Betty® acquisition.
GROSS MARGIN
For 2021, the Company’s gross margin was 42.6%, compared to 41.1% in 2020. The gross margin increase was driven by favorable product mix and average selling price through the Company's direct to consumer channel (110 basis points), the contribution from the Sweaty Betty® acquisition (80 basis points), and favorable product mix and average selling price across the Company's brands mainly attributable to Saucony®, Merrell® and Wolverine® (80 basis points), partially offset by incremental air freight costs resulting from production and shipping delays caused by the COVID-19 pandemic (140 basis points).
OPERATING EXPENSES
Operating expenses increased $1.5 million in 2021, to $874.2 million. The increase was driven by higher general and administrative costs ($61.7 million), higher advertising costs ($59.8 million), higher environmental and other related costs, net of recoveries ($45.3 million), higher selling costs ($34.2 million), higher incentive compensation costs ($22.5 million), higher distribution costs ($16.9 million), higher acquisition costs ($7.5 million), and higher product development costs ($5.1 million). These increases were partially offset by lower impairment of intangible assets ($222.2 million) and lower non-operating costs incurred due to the COVID-19 pandemic ($29.4 million). Environmental and other related costs were $73.9 million and $19.4 million in 2021 and 2020, respectively. The increase in environmental and other related costs in 2021 is due to settlement accruals recorded. See Note 17 to the Company's Consolidated Financial Statements for further discussion.
INTEREST, OTHER AND TAXES
Net interest expense was $37.4 million in 2021 compared to $43.6 million in 2020. Interest expense decreased in the current year due to the lower average debt balances outstanding on the Company's credit facility.
The Company incurred $34.0 million of debt extinguishment and other costs in connection with the extinguishment of the $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025. The Company also incurred $0.3 million of debt extinguishment and other costs in connection with the 2021 Replacement Facility Amendment and Reaffirmation Agreement entered into on October 21, 2021.
The effective tax rate in 2021 was 16.6%, compared to 24.7% in 2020. The Company recognized discrete tax benefits in 2021 which reduced the tax expense on pretax income, resulting in a lower effective tax rate. In 2020, the Company also recognized discrete tax benefits however such benefits increased the tax benefit recognized from the pretax loss, resulting in a higher effective tax rate.
Other expense was $3.7 million in 2021 compared to other income of $2.1 million in 2020. The increase in expense was driven by higher non-service pension costs ($4.9 million) and higher losses from equity method investments ($1.8 million), partially offset by higher sublease income ($1.7 million).
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs.

The reportable segment results for years 2021 and 2020 are as follows:

	Fiscal Year
(In millions)	2021	2020	Change	Percent Change
REVENUE
Wolverine Michigan Group	$1,298.9	$1,051.0	$247.9	23.6%
Wolverine Boston Group	935.8	696.0	239.8	34.5%
Other	180.2	44.1	136.1	308.6%
Total	$2,414.9	$1,791.1	$623.8	34.8%
OPERATING PROFIT (LOSS)
Wolverine Michigan Group	$245.3	$179.9	$65.4	36.4%
Wolverine Boston Group	149.3	88.1	61.2	69.5%
Other	14.3	1.6	12.7	793.8%
Corporate	(253.2)	(406.7)	153.5	37.7%
Total	$155.7	$(137.1)	$292.8	213.6%
Further information regarding the reportable segments can be found in Note 18 to the consolidated financial statements.
Wolverine Michigan Group
The Michigan Group’s revenue increased $247.9 million, or 23.6%, in 2021 compared to 2020. The increase was driven by high-forties increase from Hytest®, low-thirties increase from Cat®, high-twenties increase from Wolverine®, mid-twenties increase from Hush Puppies®, low-twenties increase from Harley-Davidson®, low-twenties increase from Merrell®, and low-teens increase from Bates®. The increase across all brands is due to economic recovery from the effects of the COVID-19 pandemic experienced in the prior period as a result of the closure of brick-and-mortar stores in 2020, as well as accelerated growth from Merrell®, Cat® and Wolverine® resulting from strength in the outdoor and work categories.
The Michigan Group’s operating profit increased $65.4 million, or 36.4%, in 2021 compared to 2020. The operating profit increase was due to the revenue increases and a 100 basis point increase in gross margin, partially offset by a $50.9 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix, including higher margin eCommerce sales, partially offset by increased product and shipping costs including air freight. The increase in selling, general and administrative expenses in 2021 was primarily due to higher advertising costs and higher employee costs.
Wolverine Boston Group
The Boston Group’s revenue increased $239.8 million, or 34.5%, in 2021 compared to 2020. The increase was driven by high-fifties increase from Saucony®, high-twenties increase from Kids’ and mid-twenties increase from Sperry®. The increase across all brands is due to economic recovery from the effects of the COVID-19 pandemic experienced in the prior period as a result of closure of brick-and-mortar stores in 2020, as well as accelerated growth from Saucony® resulting from strength in the running category and innovative product launches.
The Boston Group’s operating profit increased $61.2 million, or 69.5%, in 2021 compared to 2020. The operating profit increase was due to the revenue increases and a 40 basis point increase in gross margin, partially offset by a $46.0 million increase in selling, general and administrative costs. The increase in gross margin in the current year period was due to improved product mix including higher margin eCommerce sales, partially offset by increased product and shipping costs including air freight. The increase in selling, general and administrative expenses in 2021 was primarily due to higher advertising costs and higher employee costs.
Other
The Other category's revenue increased $136.1 million, or 308.6%, in 2021 compared to 2020. The revenue increase was driven by low-forties increase in the performance leathers business and an $117.3 million contribution from the Sweaty Betty® acquisition.
Corporate
Corporate expenses decreased $153.5 million in 2021 compared to 2020 primarily due to the impairment of the Sperry trade name in 2020 ($222.2 million) and lower non-operating costs due to the COVID-19 pandemic ($29.2 million), partially offset by higher environmental and other related costs ($45.3 million), higher incentive compensation and bonus expense ($28.4 million), higher wages and employee cost ($13.1 million), and higher acquisition costs ($7.5 million).

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
(In millions)	2021	2020
Cash and cash equivalents	$161.7	$347.4
Debt	966.8	722.5
Available Revolving Facility (1)	769.2	793.9
(1)Amounts are net of both borrowings, if any, and outstanding standby letters of credit issued in accordance with the terms of the Revolving Facility.
Liquidity
Cash and cash equivalents of $161.7 million as of January 1, 2022 were $185.7 million lower compared to January 2, 2021. The decrease is due primarily to the acquisition of Sweaty Betty® for $417.4 million, share repurchases of $39.6 million, cash dividends paid of $33.5 million, additions to property, plant, and equipment of $17.6 million, shares acquired related to employee stock plans of $14.1 million and payments of debt issuance and debt extinguishment costs of $10.4 million, partially offset by net revolver borrowings of $225.0 million, cash provided by operating activities of $86.8 million, and net borrowings of long-term debt of $20.0 million. The Company had $769.2 million of borrowing capacity available under the Revolving Facility as of January 1, 2022. Cash and cash equivalents located in foreign jurisdictions totaled $133.4 million as of January 1, 2022.
The Company funded the purchase price for the Sweaty Betty® acquisition through a combination of cash on hand and borrowings under the Revolving Facility.
Cash flow from operating activities is expected to be sufficient to meet the Company’s working capital needs for the foreseeable future. Any excess cash flow from operating activities is expected to be used to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes.
The Company may purchase up to an additional $447.8 million of shares under its existing common stock repurchase program which expires in 2023. The common stock repurchase program does not obligate the Company to acquire any shares and may be suspended at any time. The Company repurchased $39.6 million and $21.0 million of shares during 2021 and 2020, respectively.
A detailed discussion of environmental remediation costs is found in Note 17 to the Company's Consolidated Financial Statements. The Company has established a reserve for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual affected site. As of January 1, 2022, the Company has a reserve of $85.7 million, of which $24.5 million is expected to be paid in the next 12 months and is recorded as a current obligation in other accrued liabilities, with the remaining $61.2 million recorded in other liabilities and expected to be paid over the course of up to 25 years. The Company's remediation activity at its former Tannery site and sites where the Company disposed of Tannery byproducts is ongoing. It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Future developments may occur that could materially change the Company’s current cost estimates.
Note 17 to the Company's Consolidated Financial Statements also includes a detailed discussion of environmental litigation matters. The Company has established an accrual in the amount of $50.7 million, and made related payments of $0.6 million, with respect to certain of these matters for the year ended January 1, 2022, as discussed in Note 17. The Company expects to disburse payments during 2022 equal to the remainder of the established accrual.
Developments may occur that could materially change the Company’s current cost estimates. The Company adjusts recorded liabilities as further information develops or circumstances change.
The future impact of the COVID-19 pandemic on the Company’s statement of operations and cash flows remains uncertain. The actions the Company has taken and continues to take to improve the Company’s liquidity are discussed above in this Item 7 and below under “Financing Arrangements.”

The Company expects to meet its contractual obligations through its typical sources of liquidity in the normal course of business, such as coash from operating activities, and believes it has the financial resources to satisfy these contractual obligations. The Company had the following contractual obligations due by period at January 1, 2022:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,176.9	$263.8	$77.6	$226.7	$608.8
Operating lease obligations	193.2	35.9	44.9	35.8	76.6
Purchase obligations (2)	988.0	988.0	—	—	—
Supplemental Executive Retirement Plan	42.1	3.9	8.1	8.3	21.8
Municipal water improvements (3)	46.9	18.6	28.3	—	—
TCJA transition obligation	28.4	0.4	16.3	11.7	—
Total (4)	$2,475.5	$1,310.6	$175.2	$282.5	$707.2
(1)Includes principal and interest payments on the Company’s long-term debt. Estimated future interest payments on outstanding debt obligations are based on interest rates as of January 1, 2022. Actual cash outflows may differ significantly due to changes in underlying interest rates.
(2)Purchase obligations related primarily to inventory and capital expenditure commitments.
(3)Under the terms of a Consent Decree resolving certain civil and regulatory actions, the Company is obligated to contribute towards the costs of extending municipal water lines, developing a replacement wellfield and making certain improvements to Plainfield Township’s existing water treatment plant, all subject to an aggregate cap of $69.5 million. During 2021 and 2020, the Company made payments of $12.9 and $9.7 million towards the total cap, respectively. Due to the uncertainty of the timing and amounts related to the Company's other environmental remediation costs, they have been excluded from this table. See Note 17 to the Company's Consolidated Financial Statements for additional information.
(4)The total amount of unrecognized tax benefits on the consolidated balance sheet at January 1, 2022 is $10.9 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.
Financing Arrangements
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) to the Company's Credit Facility (as amended and restated, the "Credit Agreement"). The Amendment amended and restated the Credit Agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which replaced the existing term loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Facility; and (iii) set the LIBOR floor to 0.000%, a decrease of 0.750%. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the amended senior credit facility are met. The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026.
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
As of January 1, 2022, the Company was in compliance with all covenants and performance ratios under the Credit Agreement.
The Company’s debt at January 1, 2022 totaled $966.8 million compared to $722.5 million at January 2, 2021. The Company expects to use the current borrowings to fund organic growth initiatives, reduce debt, pay dividends, pursue acquisitions and for general corporate purposes. The increased debt position resulted from borrowings under the Revolving Facility to fund the Sweaty Betty® acquisition as well as the new Term Facility's increased principal balance resulting from the Amendment.

Cash Flows
The following table summarizes cash flow activities:

	Fiscal Year Ended
(In millions)	January 1, 2022	January 2, 2021
Net cash provided by operating activities	$86.8	$309.1
Net cash provided by (used in) investing activities	(437.3)	6.1
Net cash provided by (used in) financing activities	169.3	(154.0)
Additions to property, plant and equipment	17.6	10.3
Depreciation and amortization	33.2	32.8
Operating Activities
The principal source of the Company’s operating cash flow is net earnings, including cash receipts from the sale of the Company’s products, net of costs of goods sold.
Cash from operations during 2021 was lower compared to 2020, due primarily to an increase in net working capital representing a use of cash of $88.4 million. Working capital balances were unfavorably impacted by an increase in inventories of $77.2 million, an increase in accounts receivable of $49.2 million, and an increase in other operating assets of $2.3 million, partially offset by an increase in accounts payable of $23.0 million and an increase in other operating liabilities of $15.7 million. Operating cash flows were favorably impacted by stock-based compensation expense of $38.1 million, environmental and other related costs of $33.7 million, depreciation and amortization expense of $33.2 million, pension expense of $14.0 million and debt extinguishment costs of $5.8 million, partially offset by deferred income taxes of $14.7 million.
Investing Activities
The Company acquired the Sweaty Betty® brand and activewear business in 2021 resulting in a net cash payment of $417.4 million. The Company also made capital expenditures of $17.6 million and $10.3 million in years 2021 and 2020, respectively, for building improvements, new retail stores, distribution operations improvements and information system enhancements. The Company also received $26.8 million of proceeds during the second quarter of 2020 related to a company-owned life insurance policy. During the first quarter of 2020, the Company made a contingent consideration payment of $5.5 million related to the Saucony® Italy distributor acquisition.
Financing Activities
The current year debt activity includes net borrowings under the Revolving Facility of $225.0 million. The current year revolver borrowings were used to fund a portion of the Sweaty Betty® brand and activewear business acquisition. On August 26, 2021, the Company issued $550.0 million aggregate principal amount of senior notes, and the proceeds from these senior notes were used to extinguish the Company’s $250.0 million senior notes due on September 1, 2026 and $300.0 million senior notes due on May 15, 2025. The October 21, 2021 Replacement Facility Amendment and Reaffirmation Agreement also provided for a term facility that replaced the prior term loan A, resulting in a $20.0 million increase in long-term debt. Payments of debt issuance costs of $10.4 million were associated with the current year debt transactions. The prior year activity included net revolving credit payments of $360.0 million, net long-term debt borrowings of $287.5 million that included issuance of senior notes and quarterly term loan payments, and payments of debt issuance costs of $6.4 million.
The Company paid $14.1 million and $24.8 million in 2021 and 2020, respectively, in connection with shares or units withheld to pay employee taxes related to awards under stock incentive plans and received $17.1 million and $9.8 million in proceeds from the exercise of stock options in 2021 and 2020, respectively. The Company also repurchased $39.6 million and $21.0 million of its common stock during 2021 and 2020, respectively. The Company received $4.8 million and $1.8 million from noncontrolling owners of the Company’s China joint venture to support the growth of the joint venture in 2021 and 2020, respectively. During 2020, the Company terminated an interest rate swap and the fair value of the swap of $7.3 million was repaid.
The Company declared cash dividends of $0.40 per share in each of 2021 and 2020. Dividends paid totaled $33.5 million and $33.6 million for 2021 and 2020, respectively. A quarterly dividend of $0.10 per share was declared on February 9, 2022 to shareholders of record on April 1, 2022.
NEW ACCOUNTING STANDARDS
See Note 2 to the Company's Consolidated Financial Statements for information related to new accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company’s Consolidated Financial Statements. Significant accounting policies are summarized in Note 1 to the consolidated financial statements.
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
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during the year ended January 1, 2022, related to the Company’s contract liabilities was nominal.
Inventory
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the last-in, first out ("LIFO") method for certain domestic finished goods inventories. Cost is determined using the first-in, first-out (“FIFO”) method for all raw materials, work-in-process and finished goods inventories in foreign countries and certain domestic finished goods inventories. The average cost of inventory is used for finished goods inventories of the Company’s consumer-direct business and Sweaty Betty® inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, the consolidated financial statements reflect the operations of an acquired business starting from the acquisition date.
All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The Company allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included in the purchase price and is recognized at its fair value on the acquisition date. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques and requires management to make judgments that may involve the use of significant estimates. For intangible assets acquired in a business combination, the Company typically uses the income method. Significant estimates used in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates and discount rates, among other items. If the actual results differ from the estimates and judgments used, the amounts recorded in the Consolidated Financial Statements may be exposed to potential impairment of the intangible assets and goodwill as discussed in the "Goodwill and Indefinite-Lived Intangibles" section below. Refer to Note 19 “Business Acquisitions” for additional discussion.
Goodwill and Indefinite-Lived Intangibles
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon discounted cash flow and market approach analyses, the carrying amounts of such assets are reduced by the estimated difference between the carrying values and estimated fair values. The Company includes assumptions about expected future operating performance, which are derived from internal projections and operating plans, as part of a discounted cash flow analysis to estimate fair value.
For goodwill, if the estimated fair value of the reporting unit exceeds its carrying value, no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, the Company records an impairment charge equal to the excess of the recorded goodwill over the fair value of the goodwill.
The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than their carrying value. The Company would not be required to quantitatively determine the fair value unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value.
The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. The Company did not recognize any impairment charges for goodwill during years 2021, 2020 and 2019. No impairment charges were recognized for the Company's intangible assets during years 2021 and 2019. In the fourth quarter of 2020, after the completion of the annual impairment testing, the Company recorded a $222.2 million impairment charge for the Sperry trade name. Refer to Note 4, “Goodwill and Other Intangibles” for additional discussion on the Sperry trade name impairment.
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
The Company is subject to legal proceedings and claims related to the environmental matters as described in Note 17 to the Company's Consolidated Financial Statements. The Company routinely assesses the legal and factual circumstances of each matter and the likelihood of any adverse outcomes in these matters, as well as ranges of possible losses. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and estimable and reserves may change in future periods due to new developments in each matter. For further discussion, refer to Note 17 “Litigation and Contingencies”.
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
The Company utilizes a bond matching calculation to determine the discount rate used to calculate its year-end pension liability and subsequent year pension expense. A hypothetical bond portfolio is created based on a presumed purchase of individual bonds to settle the plans' expected future benefit payments. The discount rate is the resulting yield of the hypothetical bond portfolio. The bonds selected are listed as high grade by at least two recognized ratings agency and are non-callable, currently purchasable and non-prepayable. The calculated discount rate was 3.09% at January 1, 2022, compared to 2.85% at January 2, 2021. Pension expense is also impacted by the expected long-term rate of return on plan assets, which the Company has determined to be 6.75% and 6.75% for fiscal 2021 and 2020, respectively. This rate is based on both actual historical rates of return experienced by the pension assets and the long-term rate of return of a composite portfolio of equity and fixed income securities that reflects the approximate diversification of the pension assets.
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
Foreign Exchange Risk
The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars. The Company does not believe that there has been a material change in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Annual Report on Form 10-K, the Company does not know of any material change in the near-term in the general nature of its primary market risk exposure.
Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 815, Derivatives and Hedging,, the Company is required to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.
The Company conducts wholesale operations outside of the U.S. in Canada, continental Europe, United Kingdom, Colombia, Hong Kong, China and Mexico where the functional currencies are primarily the Canadian dollar, euro, British pound, Colombian peso, Hong Kong dollar, Chinese renminbi and Mexican peso, respectively. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business as well as to manage foreign currency translation exposure. At January 1, 2022 and January 2, 2021, the Company had outstanding forward currency exchange contracts to purchase primarily U.S. dollars in the amounts of $296.7 million and $250.7 million, respectively, with maturities ranging up to 538 and 538 days, respectively.
The Company also has sourcing locations in Asia, where financial statements reflect the U.S. dollar as the functional currency. However, operating costs are paid in the local currency. Revenue generated by the Company from third-party foreign licensees is calculated in the local currencies but paid in U.S. dollars. Accordingly, the Company’s reported results are subject to foreign currency exposure for this stream of revenue and expenses. Any associated foreign currency gains or losses on the settlement of local currency amounts are reflected within the Company's consolidated statement of operations and comprehensive income.
Assets and liabilities outside the U.S. are primarily located in the United Kingdom, Canada and the Netherlands. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. At January 1, 2022, a stronger U.S. dollar compared to certain foreign currencies decreased the value of these investments in net assets by $20.0 million from their value at January 2, 2021. At January 2, 2021, a weaker U.S. dollar compared to foreign currencies increased the value of these investments in net assets by $10.8 million from their value at December 28, 2019.
Interest Rate Risk
The Company is exposed to interest rate changes primarily as a result of interest expense on the Incremental Term Loan borrowings and any borrowings under the Revolving Facility. The Company’s total variable-rate debt was $425.0 million at January 1, 2022 and the Company held a forward-dated interest rate swap agreement, denominated in U.S. dollars that will effectively convert $311.3 million of this amount to fixed-rate debt. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was determined to be a net liability of $0.1 million as of January 1, 2022. As of January 1, 2022, the weighted-average interest rate on the Company’s variable-rate debt, net of the impact of the interest rate swap, was 1.35%. Based on the level of variable-rate debt outstanding as of that date, a 100 basis point increase in the weighted-average interest rate would have increased the Company’s annual pre-tax interest expense by approximately $4.7 million. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Item 8.    Financial Statements and Supplementary Data

Table of Contents
Consolidated Financial Statements

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year
(In millions, except per share data)	2021	2020	2019
Revenue	$2,414.9	$1,791.1	$2,273.7
Cost of goods sold	1,385.0	1,055.5	1,349.9
Gross profit	1,029.9	735.6	923.8
Selling, general and administrative expenses	817.8	639.4	669.3
Impairment of intangible assets	—	222.2	—
Environmental and other related costs, net of recoveries	56.4	11.1	83.5
Operating profit (loss)	155.7	(137.1)	171.0
Other expenses:
Interest expense, net	37.4	43.6	30.0
Debt extinguishment and other costs	34.3	5.5	—
Other expense (income), net	3.7	(2.1)	(4.9)
Total other expenses	75.4	47.0	25.1
Earnings (loss) before income taxes	80.3	(184.1)	145.9
Income tax expense (benefit)	13.3	(45.5)	17.0
Net earnings (loss)	67.0	(138.6)	128.9
Less: net earnings (loss) attributable to noncontrolling interests	(1.6)	(1.7)	0.4
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$68.6	$(136.9)	$128.5
Net earnings (loss) per share (see Note 3):
Basic	$0.82	$(1.70)	$1.48
Diluted	$0.81	$(1.70)	$1.44
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year
(In millions)	2021	2020	2019
Net earnings (loss)	$67.0	$(138.6)	$128.9
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(20.0)	10.6	5.4
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period, net of taxes of $3.0, $(5.2) and $0.2	7.7	(17.6)	0.9
Reclassification adjustments included in net earnings (loss), net of taxes of $1.4, $0.4 and $(2.2)	3.7	3.1	(7.6)
Pension adjustments:
Net actuarial gain (loss) arising during the period, net of taxes of $7.8, $(8.0) and $(3.9)	29.5	(30.0)	(14.6)
Amortization of prior actuarial losses, net of taxes of $3.0, $1.4 and $0.5	10.8	5.2	2.1
Other comprehensive income (loss)	31.7	(28.7)	(13.8)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(0.2)	—
Other comprehensive income (loss) attributable to Wolverine World Wide, Inc.	31.7	(28.5)	(13.8)

Comprehensive income (loss)	98.7	(167.3)	115.1
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.6)	(1.9)	0.4
Comprehensive income (loss) attributable to Wolverine World Wide, Inc.	$100.3	$(165.4)	$114.7
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In millions, except share data)	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$161.7	$347.4
Accounts receivable, less allowances of $28.3 and $33.5	319.6	268.3
Finished products, net	354.1	237.9
Raw materials and work-in-process, net	11.4	5.2
Total inventories	365.5	243.1
Prepaid expenses and other current assets	56.9	45.4
Total current assets	903.7	904.2
Property, plant and equipment, net of accumulated depreciation of $219.1 and $197.2	129.0	124.6
Lease right-of-use assets	138.2	142.5
Goodwill	556.6	442.4
Indefinite-lived intangibles	718.1	382.3
Amortizable intangibles, net	74.6	73.0
Deferred income taxes	1.8	3.2
Other assets	64.4	65.2
Total assets	$2,586.4	$2,137.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.1	$185.0
Accrued salaries and wages	41.7	27.0
Other accrued liabilities	222.5	150.0
Lease liabilities	38.3	34.0
Current maturities of long-term debt	10.0	10.0
Borrowings under revolving credit agreements	225.0	—
Total current liabilities	759.6	406.0
Long-term debt, less current maturities	731.8	712.5
Accrued pension liabilities	107.4	147.0
Deferred income taxes	118.9	35.5
Lease liabilities, noncurrent	118.2	130.3
Other liabilities	106.1	133.1
Stockholders’ equity
Common stock – par value $1, authorized 320,000,000 shares; 111,632,094, and 110,426,769 shares issued	111.6	110.4
Additional paid-in capital	298.9	252.6
Retained earnings	1,128.2	1,093.3
Accumulated other comprehensive loss	(98.9)	(130.6)
Cost of shares in treasury; 29,604,013, and 28,285,274 shares	(810.2)	(764.3)
Total Wolverine World Wide, Inc. stockholders’ equity	629.6	561.4
Noncontrolling interest	14.8	11.6
Total stockholders’ equity	644.4	573.0
Total liabilities and stockholders’ equity	$2,586.4	$2,137.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year
(In millions)	2021	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$67.0	$(138.6)	$128.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	33.2	32.8	32.7
Deferred income taxes	(14.7)	(56.9)	(9.0)
Stock-based compensation expense	38.1	28.9	24.5
Pension and SERP expense	14.0	8.5	5.6
Debt extinguishment, interest rate swap termination, and other costs	5.8	5.5	—
Impairment of intangible assets	—	222.2	—
Environmental and other related costs, net of cash payments and recoveries received	33.7	31.5	48.8
Other	(1.9)	(12.7)	(11.6)
Changes in operating assets and liabilities:
Accounts receivable	(49.2)	64.8	30.7
Inventories	(77.2)	107.2	(23.8)
Other operating assets	(2.3)	7.4	(5.4)
Accounts payable	23.0	(18.9)	—
Income taxes	1.6	(0.5)	3.6
Other operating liabilities	15.7	27.9	(2.4)
Net cash provided by operating activities	86.8	309.1	222.6
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(417.4)	(5.5)	(15.1)
Additions to property, plant and equipment	(17.6)	(10.3)	(34.4)
Investment in joint ventures	—	(3.5)	(8.5)
Proceeds from company-owned life insurance policies	—	26.8	—
Other	(2.3)	(1.4)	(3.5)
Net cash provided by (used in) investing activities	(437.3)	6.1	(61.5)
FINANCING ACTIVITIES
Payments under revolving credit agreements	(435.0)	(898.0)	(469.3)
Borrowings under revolving credit agreements	660.0	538.0	704.3
Borrowings of long-term debt	750.0	471.0	—
Payments on long-term debt	(730.0)	(183.5)	(7.5)
Payments of debt issuance and debt extinguishment costs	(10.4)	(6.4)	(0.3)
Termination of interest rate swap	—	(7.3)	—
Cash dividends paid	(33.5)	(33.6)	(33.6)
Purchase of common stock for treasury	(39.6)	(21.0)	(319.2)
Employee taxes paid under stock-based compensation plans	(14.1)	(24.8)	(16.9)
Proceeds from the exercise of stock options	17.1	9.8	12.2
Contributions from noncontrolling interests	4.8	1.8	5.7
Net cash provided by (used in) financing activities	169.3	(154.0)	(124.6)
Effect of foreign exchange rate changes	(4.5)	5.6	1.0
Increase (decrease) in cash and cash equivalents	(185.7)	166.8	37.5
Cash and cash equivalents at beginning of the year	347.4	180.6	143.1
Cash and cash equivalents at end of the year	$161.7	$347.4	$180.6
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – continued

	Fiscal Year
(In millions)	2021	2020	2019
OTHER CASH FLOW INFORMATION
Interest paid	$34.6	$41.4	$32.4
Net income taxes paid	27.8	8.6	23.2
NON-CASH INVESTING AND FINANCING ACTIVITY
Additions to property, plant and equipment not yet paid	3.2	0.9	0.8
Business acquisition not yet paid	—	—	5.5
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at December 29, 2018	$107.6	$201.4	$1,169.7	$(88.3)	$(404.4)	$5.6	$991.6
Net earnings			128.5			0.4	128.9
Other comprehensive income (loss)				(13.8)		—	(13.8)
Shares forfeited, net of shares issued under stock incentive plans (38,655 shares)	0.1	(4.2)					(4.1)
Shares issued for stock options exercised, net (681,389 shares)	0.6	11.6					12.2
Stock-based compensation expense		24.5					24.5
Cash dividends declared ($0.40 per share)			(34.9)				(34.9)
Issuance of treasury shares (7,460 shares)		0.1			0.2		0.3
Purchase of common stock for treasury (10,914,965 shares)					(319.2)		(319.2)
Purchases of shares under stock-based compensation plans (368,326 shares)					(12.8)		(12.8)
Capital contribution from noncontrolling interests						5.7	5.7
Balance at December 28, 2019	$108.3	$233.4	$1,263.3	$(102.1)	$(736.2)	$11.7	$778.4
Net loss			(136.9)			(1.7)	(138.6)
Other comprehensive loss				(28.5)		(0.2)	(28.7)
Shares issues, net of shares forfeited under stock incentive plans (1,497,478 shares)	1.5	(19.0)					(17.5)
Shares issued for stock options exercised, net (600,041 shares)	0.6	9.3					9.9
Stock-based compensation expense		28.9					28.9
Cash dividends declared ($0.40 per share)			(33.1)				(33.1)
Issuance of treasury shares (5,479 shares)		—			0.2		0.2
Purchase of common stock for treasury (877,624 shares)					(21.0)		(21.0)
Purchases of shares under stock-based compensation plans (231,617 shares)					(7.3)		(7.3)
Capital contribution from noncontrolling interests						1.8	1.8
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued

	Wolverine World Wide, Inc. Stockholders' Equity
(In millions, except share and per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance at January 2, 2021	$110.4	$252.6	$1,093.3	$(130.6)	$(764.3)	$11.6	$573.0
Net earnings (loss)			68.6			(1.6)	67.0
Other comprehensive income				31.7		—	31.7
Shares issued, net of shares forfeited under stock incentive plans (431,180 shares)	0.4	(8.2)					(7.8)
Shares issued for stock options exercised, net (774,145 shares)	0.8	16.4					17.2
Stock-based compensation expense		38.1					38.1
Cash dividends declared ($0.40 per share)			(33.7)				(33.7)
Issuance of treasury shares (4,005 shares)		—			0.1		0.1
Purchase of common stock for treasury (1,150,721 shares)					(39.6)		(39.6)
Purchases of shares under stock-based compensation plans (172,023 shares)					(6.4)		(6.4)
Capital contribution from noncontrolling interests						4.8	4.8
Balance at January 1, 2022	$111.6	$298.9	$1,128.2	$(98.9)	$(810.2)	$14.8	$644.4
See accompanying notes to consolidated financial statements.

WOLVERINE WORLD WIDE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years 2021, 2020 and 2019
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
On August 2, 2021, the Company completed the acquisition of Lady of Leisure InvestCo Limited (the “Acquired Company”) for $417.4 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business, a premium women’s activewear brand. See Note 19 for further discussion.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Wolverine World Wide, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
The COVID-19 pandemic, the duration and severity of which is subject to uncertainty, has had and continues to have, an impact on the Company's business. Management's estimates and assumptions used in the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP take into account both current and expected potential future impacts of the COVID-19 pandemic on the Company’s business based on available information. Actual results may differ materially from management’s estimates.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Fiscal years 2021 and 2019 each had 52 weeks, and fiscal year 2020 had 53 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. Revenue is recognized upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. The Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations and recognizes revenue upon completion of the performance obligation.
Control of the Company's goods and services, and associated revenue, are transferred to customers at a point in time. The Company’s contract revenue consist of wholesale revenue and consumer-direct revenue. Wholesale revenue is recognized for products sourced by the Company when control transfers to the customer generally occurring upon the shipment or delivery of branded products to the customer. Consumer-direct includes eCommerce revenue that is recognized for products sourced by the Company when control transfers to the customer once the related goods have been shipped and retail store revenue is recognized at time of sale. The shipment of goods, or point of purchase for retail store sales, was evaluated to best represent when control transfers based on the Company’s right of payment for the goods, the customer’s legal title to the asset, the transfer of physical possession and the customer having the risks and rewards of the goods.
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
Advertising Costs
Advertising costs are expensed as incurred, except for certain materials that are expensed the first time that the advertising takes place. Advertising expenses were $195.4 million, $135.6 million and $119.4 million for fiscal years 2021, 2020 and 2019, respectively. Prepaid advertising totaled $3.6 million and $1.2 million as of January 1, 2022 and January 2, 2021, respectively.
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
Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost is determined by the LIFO method for certain domestic finished goods inventories. Cost is determined using the FIFO method for all raw materials, work-in-process and finished goods inventories in foreign countries and certain domestic finished goods inventories. The average cost of inventory is used for finished goods inventories of the Company’s consumer-direct business and Sweaty Betty® inventory. The Company has applied these inventory cost valuation methods consistently from year to year.
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
The Company subleases certain portions of leased offices and distribution centers that exceed the Company’s current operational needs. Since the Company utilizes the majority of the leased space and retains the obligation to the lessor, the underlying leases continue to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the term of the sublease and is recognized in other expense (income), net on the consolidated statements of operations.
The Company recognizes a lease liability in current and noncurrent liabilities equal to the present value of the fixed future lease payments using an incremental borrowing rate as of the commencement date of each lease. The incremental borrowing rate is based on an interest rate that the Company would normally pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments. The Company also recognizes a right-of-use asset, which is equal to the lease liability as of January 1, 2022 adjusted for the remaining balance of accrued rent and unamortized lease incentives.
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
Derivatives
The Company follows FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships. The Company does not hold or issue financial instruments for trading purposes. Refer to Note 11 for further discussion regarding the Company's derivative arrangements and derivative accounting.
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. The Company includes assumptions about expected future operating performance, such as forecasted growth rates and cost of capital, which are derived from internal projections and operating plans, as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill and indefinite-lived intangibles are considered impaired if the recorded value exceeds the fair value.
The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible asset are less than their carrying value. The Company would not be required to quantitatively determine the fair value unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value.
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
Fair Value of Financial Instruments
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
The Company is subject to legal proceedings and claims related to the environmental matters described in Note 17. The Company routinely assesses the legal and factual circumstances of each matter and the likelihood of any adverse outcomes in these matters, as well as ranges of possible losses. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and estimable and reserves may change in future periods due to new developments in each matter. For further discussion, refer to Note 17.
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

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The Company generally grants restricted stock or units (“Restricted Awards”), performance-based restricted stock or units (“Performance Awards”) and stock options under its stock-based compensation plans. All stock-based awards are accounted for based on their respective grant date fair values. Compensation cost for all awards expected to vest is recognized over the vesting period, including accelerated recognition for retirement-eligible employees.
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
Foreign Currency
For most of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the year-end exchange rate. Operating statement amounts are translated at average exchange rates for each period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the consolidated statements of operations and were not material for fiscal years 2021, 2020 and 2019.
Business Combination
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, the consolidated financial statements reflect the operations of an acquired business starting from the acquisition date.
All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The Company allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included in the purchase price and is recognized at its fair value on the acquisition date. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques and requires management to make judgments that may involve the use of significant estimates. For intangible assets acquired in a business combination, the Company typically uses the income method. Significant estimates used in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates and discount rates, among other items. If the actual results differ from the estimates and judgments used, the amounts recorded in the Consolidated Financial Statements may be exposed to potential impairment of the intangible assets and goodwill as discussed in the "Goodwill and Indefinite-Lived Intangibles" accounting policy. For further discussion, refer to Note 19.

2.NEW ACCOUNTING STANDARDS
The FASB has issued the following Accounting Standards Update (“ASU”) that the Company has not yet adopted. The following is a summary of the new standard.

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
3.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In millions, except per share data)	2021	2020	2019
Numerator:
Net earnings (loss) attributable to Wolverine World Wide, Inc.	$68.6	$(136.9)	$128.5
Less: net earnings attributed to participating share-based awards	(1.1)	(0.8)	(2.6)
Net earnings (loss) used to calculate basic earnings per share	67.5	(137.7)	125.9
Adjustment for earnings reallocated to participating share-based awards	—	—	0.1
Net earnings (loss) used to calculate diluted earnings per share	$67.5	$(137.7)	$126.0
Denominator:
Weighted average shares outstanding	82.4	81.8	85.7
Adjustment for unvested restricted common stock	(0.1)	(0.8)	(0.6)
Shares used to calculate basic earnings per share	82.3	81.0	85.1
Effect of dilutive share-based awards	1.0	—	2.1
Shares used to calculate diluted earnings per share	83.3	81.0	87.2
Net earnings (loss) per share:
Basic	$0.82	$(1.70)	$1.48
Diluted	$0.81	$(1.70)	$1.44
For fiscal years 2021, 2020 and 2019, 605,774, 1,179,088 and 133,505 outstanding stock options, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
The Company has 2,000,000 authorized shares of $1 par value preferred stock, none of which was issued or outstanding as of January 1, 2022 or January 2, 2021. The Company has designated 150,000 shares of preferred stock as Series A junior participating preferred stock and 500,000 shares of preferred stock as Series B junior participating preferred stock for possible future issuance.
The Company repurchased $39.6 million, $21.0 million and $319.2 million of Company common stock in fiscal years 2021, 2020 and 2019, respectively, under stock repurchase plans. In addition to the stock repurchase program activity, the Company acquired $14.1 million, $24.8 million and $16.9 million of Company common stock in fiscal years 2021, 2020 and 2019, respectively, in connection with employee transactions related to stock incentive plans.
On February 11, 2019, the Company's Board of Directors approved a common stock repurchase program that authorizes the repurchase of an additional $400.0 million of common stock over a four year period incremental to amounts remaining under the previous repurchase program. The annual amount of stock repurchases is restricted under the terms of the Company's Credit Agreement.
4.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows:

	Fiscal Year
(In millions)	2021	2020
Goodwill balance at beginning of the year	$442.4	$438.9
Acquisition of a business (see Note 19)	118.9	—
Foreign currency translation effects	(4.7)	3.5
Goodwill balance at end of the year	$556.6	$442.4
The Company did not recognize any goodwill impairment charges during fiscal years 2021, 2020 and 2019. The annual impairment testing indicated, for all reporting units tested quantitatively, that the fair values exceeded the respective carrying values. For the reporting units that the Company elected to test qualitatively, the Company concluded it to be more likely than not that their estimated fair values are greater than their respective carrying values.
The Company’s indefinite-lived intangible assets, which comprise trade names and trademarks, totaled $718.1 million and $382.3 million as of January 1, 2022 and January 2, 2021, respectively. In the fourth quarter of fiscal 2020, after the completion of the annual impairment testing, the Company recognized a $222.2 million impairment charge for the Sperry® trade name resulting from reductions in the future cash flow assumptions mainly due to the impact of the COVID-19 pandemic to the Sperry® brand and an increase in the discount rate. The Sperry® trade name was valued using the income approach, specifically the multi-period excess earnings method with the key assumptions used in the valuation being revenue growth, operating profit, and the discount rate. The risk of future impairment for the Sperry® trade name is dependent on key assumptions used in the determination of the trade name's fair value, such as revenue growth, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, discount rate, and assumed tax rate, or macroeconomic conditions deteriorate due to the COVID-19 pandemic and adversely affect the value of the Company's Sperry® trade name. The Company continues to monitor the effects of the COVID-19 pandemic, and actions taken by governments, businesses and individuals in response to the pandemic, on the global economy to assess the outlook for demand for the Company's products and the impact on the Company's business and financial performance. The carrying value of the Company’s Sperry® trade name indefinite-lived intangible asset was $296.0 million as of January 1, 2022.
Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives. The combined gross carrying values and accumulated amortization for these amortizable intangibles are as follows:

	January 1, 2022
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$119.9	$49.1	$70.8	11
Other	20.3	16.5	3.8	3
Total	$140.2	$65.6	$74.6

	January 2, 2021
(In millions)	Gross carrying value	Accumulated amortization	Net	Average remaining life (years)
Customer relationships	$114.5	$44.9	$69.6	12
Other	18.7	15.3	3.4	3
Total	$133.2	$60.2	$73.0
Amortization expense for these amortizable intangible assets was $8.4 million, $7.1 million and $8.6 million for fiscal years 2021, 2020 and 2019, respectively. Estimated aggregate amortization expense for such intangibles for the fiscal years subsequent to January 1, 2022 is as follows:

(In millions)	2022	2023	2024	2025	2026
Amortization expense	$7.8	$7.4	$7.1	$6.7	$6.4

5.ACCOUNTS RECEIVABLE
The Company has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis that expires in the fourth quarter of fiscal 2022. Under the agreement, up to $17.4 million of accounts receivable may be sold to the financial institution and remain outstanding at any point in time. After the sale, the Company does not retain any interests in the accounts receivable and removes them from its consolidated balance sheet, but continues to service and collect the outstanding accounts receivable on behalf of the financial institution. The Company recognizes a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service the accounts receivable under the agreement. The fair value of this obligation resulted in a nominal servicing liability for all periods presented. For receivables sold under the agreement, 90% of the stated amount is paid for in cash to the Company at the time of sale, with the remainder paid to the Company at the completion of the collection process.
The following is a summary of the stated amount of accounts receivable that was sold as well as fees charged by the financial institution.

	Fiscal Year
(In millions)	2021	2020	2019
Accounts receivable sold	$—	$14.1	$42.7
Fees charged	—	0.1	0.2
The fees are recorded in the other expense (income), net line item on the consolidated statements of operations. Net proceeds of this program are classified in operating activities in the consolidated statements of cash flows. There were no amounts outstanding under this program as of January 1, 2022 and January 2, 2021.
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

	Fiscal Year
(in millions)	2021	2020	2019
Wolverine Michigan Group:
Wholesale	$1,016.8	$814.2	$1,134.9
Consumer-direct	282.1	236.8	164.8
Total	1,298.9	1,051.0	1,299.7
Wolverine Boston Group:
Wholesale	695.8	508.9	743.4
Consumer-direct	240.0	187.1	167.5
Total	935.8	696.0	910.9
Other:
Wholesale	74.6	40.5	57.9
Consumer-direct	105.6	3.6	5.2
Total	180.2	44.1	63.1
Total revenue	$2,414.9	$1,791.1	$2,273.7
The Company has agreements to license symbolic intellectual property with minimum guarantees or fixed consideration. The Company is due $19.3 million of remaining fixed transaction price under its license agreements as of January 1, 2022, which it expects to recognize per the terms of its contracts over the course of time through December 2026. The Company has elected to omit the remaining variable consideration under its license agreements given the Company recognizes revenue equal to what it has the right to invoice and that amount corresponds directly with the value to the customer of the Company’s performance to date.
Reserves for Variable Consideration
Revenue is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, customer markdowns, customer rebates and other sales incentives relating to the sale of the Company’s products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales. These estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Revenue recognized during fiscal years 2021 and 2020 related to the Company’s contract liabilities was nominal.
The Company’s contract balances are as follows:

(In millions)	January 1, 2022	January 2, 2021
Product returns reserve	$16.6	$15.6
Customer markdowns reserve	2.3	3.7
Other sales incentives reserve	3.4	6.0
Customer rebates liability	17.0	13.4
Customer advances liability	6.8	8.2
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

7.INVENTORIES
The Company used the LIFO method to value inventories of $42.0 million and $35.6 million at January 1, 2022 and January 2, 2021, respectively. During fiscal years 2021 and 2020, changes in the LIFO reserve increased cost of goods sold by $0.5 million and decreased cost of goods sold $3.9 million, respectively. If the FIFO method had been used, inventories would have been $8.0 million and $7.5 million higher than reported at January 1, 2022 and January 2, 2021, respectively.
8.DEBT
Total debt consists of the following obligations:

(In millions)	January 1, 2022	January 2, 2021
Term Facility, due October 21, 2026	$200.0	$180.0
Senior Notes, 5.000% interest, due September 1, 2026	—	250.0
Senior Notes, 6.375% interest, due May 15, 2025	—	300.0
Senior Notes, 4.000% interest, due August 15, 2029	550.0	—
Borrowings under revolving credit agreements	225.0	—
Unamortized deferred financing costs	(8.2)	(7.5)
Total debt	$966.8	$722.5
On October 21, 2021, the Company entered into a 2021 Replacement Facility Amendment and Reaffirmation Agreement (the “Amendment”) to its Credit Facility (as amended and restated, the "Credit Agreement"). The Amendment amended and restated the Credit Agreement to, among other things: (i) provide for a term loan A facility (the “Term Facility”) in an aggregate principal amount of $200.0 million, which replaced the existing term loan A; (ii) provide for an increased revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”) with total commitments of $1.0 billion, an increase of $200.0 million from the existing Revolving Facility; and (iii) set the LIBOR floor to 0.000%, a decrease of 0.750% from the existing Senior Credit Facilities. The maturity date of the loans under the Senior Credit Facilities was extended to October 21, 2026. The Amendment provides for a debt capacity of up to an aggregate debt amount (including outstanding term loan principal and revolver commitment amounts in addition to permitted incremental debt) not to exceed $2.0 billion unless certain specified conditions set forth in the Credit Agreement are met.
The Term Facility requires quarterly principal payments with a balloon payment due on October 21, 2026. The scheduled principal payments due over the next 12 months total $10.0 million as of January 1, 2022 and are recorded as current maturities of long-term debt on the consolidated balance sheets.
The Revolving Facility allows the Company to borrow up to an aggregate amount of $1.0 billion. The Revolving Facility also includes a $100.0 million swingline subfacility and a $50.0 million letter of credit subfacility. The Company also had outstanding letters of credit under the Revolving Facility of $5.8 million and $6.1 million as of January 1, 2022 and January 2, 2021, respectively. These outstanding borrowings and letters of credit reduce the borrowing capacity under the Revolving Facility.
The interest rates applicable to amounts outstanding under Term Facility and to U.S. dollar denominated amounts outstanding under the Revolving Facility will be, at the Company’s option, either (1) the Alternate Base Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 0.125% to 1.000%, or (2) the Eurocurrency Rate plus an Applicable Margin as determined by the Company’s Consolidated Leverage Ratio, within a range of 1.125% to 2.000% (all capitalized terms used in this sentence are as defined in the Credit Agreement). At January 1, 2022, Term Facility had weighted-average interest rate of 1.35%.
The obligations of the Company pursuant to the Credit Agreement are guaranteed by substantially all of the Company’s material domestic subsidiaries and secured by substantially all of the personal and real property of the Company and its material domestic subsidiaries, subject to certain exceptions.
The Senior Credit Facilities also contain certain affirmative and negative covenants, including covenants that limit the ability of the Company and its Restricted Subsidiaries to, among other things: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments, as well as covenants restricting the activities of certain foreign subsidiaries of the Company that hold intellectual property related assets. Further, the Senior Credit Facilities require compliance with the following financial covenants: a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (all capitalized terms used in this paragraph are as defined in the Credit Agreement). As of January 1, 2022, the Company was in compliance with all covenants and performance ratios under the Senior Credit Facilities.
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
The Company has a foreign revolving credit facility with aggregate available borrowings of $4.0 million that are uncommitted and, therefore, each borrowing against the facility is subject to approval by the lender. As of January 1, 2022 and January 2, 2021, there were no borrowings against this credit facility.
The Company included in interest expense the amortization of deferred financing costs of $2.3 million, $2.7 million, and $1.6 million in fiscal years 2021, 2020 and 2019, respectively.
Annual maturities of debt for the fiscal years subsequent to January 1, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Annual maturities of debt	$235.0	$10.0	$10.0	$10.0	$160.0	$550.0
9.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	January 1, 2022	January 2, 2021
Land	$3.9	$3.9
Buildings and leasehold improvements	122.2	119.6
Furniture, fixtures and equipment	144.7	135.1
Software	77.3	63.2
Gross cost	348.1	321.8
Less: accumulated depreciation	219.1	197.2
Property, plant and equipment, net	$129.0	$124.6
Depreciation expense was $24.8 million, $25.7 million and $24.1 million for fiscal years 2021, 2020 and 2019, respectively.
10.LEASES
The following is a summary of the Company’s lease cost.

	Fiscal Year
(In millions)	2021	2020
Operating lease cost	$34.5	$34.1
Variable lease cost	12.3	12.3
Short-term lease cost	1.3	1.2
Sublease income	(6.5)	(4.8)
Total lease cost	$41.6	$42.8
The following is a summary of the Company’s supplemental cash flow information related to leases.

	Fiscal Year
(In millions)	2021	2020
Cash paid for operating lease liabilities	$38.5	$28.6
Operating lease assets obtained in exchange for lease liabilities	14.6	6.0

The weighted-average discount rate for operating leases as of January 1, 2022 is 5.0%. The weighted-average remaining lease term for operating leases as of January 1, 2022 is 8.7 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to January 1, 2022 are as follows:

(In millions)	Operating Leases
2022	$35.9
2023	24.7
2024	20.2
2025	18.4
2026	17.4
Thereafter	76.6
Total future payments	193.2
Less: imputed interest	36.7
Recognized lease liability	$156.5
The Company did not enter into any real estate leases with commencement dates subsequent to January 1, 2022.
11.DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes foreign currency forward exchange contracts designated as cash flow hedges to manage the volatility associated primarily with U.S. dollar inventory purchases made by non-U.S. wholesale operations in the normal course of business. These foreign currency forward exchange hedge contracts extended out to a maximum of 538 days and 538 days as of January 1, 2022 and January 2, 2021, respectively. When foreign exchange contracts are determined not to be highly effective or are terminated before their contractual termination dates, the Company would remove the hedge designation from those contracts and reclassify into earnings the unrealized gains or losses that would otherwise be included in accumulated other comprehensive income (loss) within stockholders’ equity. During fiscal 2020, the Company reclassified $0.6 million to other income for foreign currency derivatives that were no longer deemed highly effective.
The Company also utilizes foreign currency forward exchange contracts that are not designated as hedging instruments to manage foreign currency transaction exposure. Foreign currency derivatives not designated as hedging instruments are offset by foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities.
The Company has an interest rate swap arrangement, which unless otherwise terminated, will mature on May 30, 2025. This agreement, which exchanges floating rate interest payments for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts, has been designated as a cash flow hedge of the underlying debt. The notional amount of the interest rate swap arrangement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap arrangement is recognized as interest expense. In accordance with ASC 815, the Company has formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transactions. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the inception of the hedge, and continues to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.
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
The notional amounts of the Company’s derivative instruments are as follows:

(Dollars in millions)	January 1, 2022	January 2, 2021
Foreign exchange hedge contracts	$296.7	$250.7
Interest rate swap	311.3	—
Cross currency swap	—	79.8

The recorded fair values of the Company’s derivative instruments are as follows:

(In millions)	January 1, 2022	January 2, 2021
Financial assets:
Foreign exchange hedge contracts	$5.9	$—
Financial liabilities:
Foreign exchange hedge contracts	$(1.0)	$(8.8)
Interest rate swap	(0.1)	—
Cross currency swap	—	(10.8)
12.STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $38.1 million, $28.9 million and $24.5 million and related income tax benefits of $7.5 million, $5.6 million and $4.8 million for grants under its stock-based compensation plans in the statements of operations for fiscal years 2021, 2020 and 2019, respectively.
As of January 1, 2022, the Company had 7,961,971 stock incentive units (stock options, stock appreciation rights, restricted stock, restricted stock units and common stock) available for issuance under the Stock Incentive Plan of 2016, as amended and restated ("Stock Plan"). Each stock option or stock appreciation right granted counts as 1.0 stock incentive unit. Stock options granted under the Stock Plan have an exercise price equal to the fair market value of the underlying stock on the grant date, expire no later than ten years from the grant date and generally vest over three years. All other awards granted, including Restricted Awards and Performance Awards, count as 2.6 stock incentive units for each share, restricted share or restricted stock unit granted. Restricted Awards issued under the Stock Plan are subject to certain restrictions, including a prohibition against any sale, transfer or other disposition by the officer or employee during the vesting period (except for certain transfers for estate planning purposes for certain officers), and a requirement to forfeit all or a certain portion of the award upon certain terminations of employment. These restrictions typically lapse over a three- to four-year period from the date of the award. The Company has elected to recognize expense for these stock-based incentive plans ratably over the vesting term on a straight-line basis. Certain option and restricted awards provide for accelerated vesting under various scenarios, including retirement, death and disability, and upon a change in control of the Company. Awards issued to employees that meet the specified retirement age and service requirements are vested upon the employee's retirement in accordance with plan provisions and the applicable award agreements issued under the Stock Plan. The Company issues shares to plan participants upon exercise or vesting of stock-based incentive awards from either authorized, but unissued shares or treasury shares.
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

Restricted Awards and Performance Awards
A summary of the unvested Restricted Awards and Performance Awards is as follows:

	Restricted Awards	Weighted- Average Grant Date Fair Value	Performance Awards	Weighted- Average Grant Date Fair Value
Unvested at December 29, 2018	1,920,373	$24.38	1,631,018	$23.42
Granted	554,092	34.73	370,830	37.10
Vested	(681,938)	24.63	(654,021)	17.46
Forfeited	(173,611)	28.47	(220,725)	19.74
Unvested at December 28, 2019	1,618,916	$27.36	1,127,102	$31.94
Granted	1,416,117	22.59	455,207	34.00
Vested	(1,122,811)	22.07	(451,334)	23.51
Forfeited	(268,205)	29.67	(125,653)	35.91
Unvested at January 2, 2021	1,644,017	$26.39	1,005,322	$35.25
Granted	654,898	34.64	630,996	38.02
Vested	(981,681)	22.78	(181,657)	35.03
Forfeited	(109,234)	32.75	(690,246)	35.71
Unvested at January 1, 2022	1,208,000	$33.62	764,415	$35.69
As of January 1, 2022, there was $19.8 million of unrecognized compensation expense related to unvested Restricted Awards, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Awards vested during the year ended January 1, 2022 was $34.8 million. As of January 2, 2021, there was $18.5 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended January 2, 2021 was $35.0 million. As of December 28, 2019, there was $19.9 million of unrecognized compensation expense related to unvested Restricted Awards, which was expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Restricted Awards vested during the year ended December 28, 2019 was $23.7 million.
As of January 1, 2022, there was $16.1 million of unrecognized compensation expense related to unvested Performance Awards, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 1, 2022 was $6.2 million. As of January 2, 2021, there was $1.4 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Performance Awards vested during the year ended January 2, 2021 was $28.0 million. As of December 28, 2019, there was $4.5 million of unrecognized compensation expense related to unvested Performance Awards, which was expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Performance Awards vested during the year ended December 28, 2019 was $22.8 million.

Stock Options
The Company estimated the fair value of employee stock options on the date of grant using the Black-Scholes-Merton formula. The estimated weighted-average fair value for each option granted was $11.14, $8.20 and $9.07 per share for fiscal years 2021, 2020 and 2019, respectively.

A summary of the stock option transactions is as follows:

	Shares Under Option	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 29, 2018	4,702,002	$20.83	5.2	$54.5
Granted	25,471	34.81
Exercised	(681,389)	17.87
Canceled	(12,977)	23.97
Outstanding at December 28, 2019	4,033,107	$21.41	4.4	$49.8
Granted	28,171	32.85
Exercised	(788,883)	18.39
Canceled	(12,990)	25.39
Outstanding at January 2, 2021	3,259,405	$22.22	3.9	$29.7
Granted	23,610	34.22
Exercised	(776,850)	22.11
Canceled	(17,353)	33.79
Outstanding at January 1, 2022	2,488,812	$22.29	3.2	$16.7
Unvested at January 1, 2022	(33,526)
Exercisable at January 1, 2022	2,455,286	$22.13	3.1	$16.7
The total pretax intrinsic value of stock options exercised during fiscal years 2021, 2020 and 2019 was $11.4 million, $9.3 million and $10.7 million, respectively. As of January 1, 2022, there was $0.2 million of unrecognized compensation expense related to stock option grants expected to be recognized over a weighted-average period of 1.3 years. As of January 2, 2021 and December 28, 2019, there was $0.1 million and $0.2 million, respectively, of unrecognized compensation expense related to stock option awards expected to be recognized over a weighted-average period of 0.9 years and 1.4 years, respectively.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of each fiscal year end, which would have been received by the option holders had all option holders exercised options, where the market price of the Company's stock was above the strike price ("in-the-money"), as of that date. The total number of in-the-money options exercisable as of January 1, 2022, based on the Company’s closing stock price of $28.81 per share, was 2,247,575 and the weighted-average exercise price was $21.70 per share. As of January 2, 2021, 3,096,685 outstanding options were exercisable and in-the-money, with a weighted-average exercise price of $21.66 per share.
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
The Company has a Supplemental Executive Retirement Plan (the “SERP”) for certain current and former employees that entitles a participating employee to receive payments from the Company following retirement based on the employee’s years of service and final average earnings (as defined in the SERP). Under the SERP, the employees can elect early retirement with a corresponding reduction in benefits. The Company also has individual deferred compensation agreements with certain former employees that entitle those employees to receive payments from the Company following retirement, generally for the duration of their lives. The Company maintains life insurance policies with a cash surrender value of $45.6 million at January 1, 2022 and $44.0 million at January 2, 2021 recognized as a other assets on the consolidated balance sheets that are intended to partially fund deferred compensation benefits under the SERP and deferred compensation agreements.
The Company has two defined contribution 401(k) plans covering substantially all domestic employees that provide for discretionary Company contributions based on the amount of participant deferrals. The Company recognized expense for its contributions to the defined contribution plans of $5.2 million, $4.2 million and $5.2 million in fiscal years 2021, 2020 and 2019, respectively.
The Company also has certain defined contribution plans at foreign subsidiaries. Contributions to these plans were $1.4 million, $1.3 million and $1.1 million in fiscal years 2021, 2020 and 2019, respectively. The Company also has a benefit plan at a foreign location that provides for retirement benefits based on years of service. The obligation recorded under this plan was $1.0 million at January 1, 2022 and $1.0 million at January 2, 2021 and was recognized as a deferred compensation liability on the consolidated balance sheets.
The following summarizes the status of and changes in the Company’s assets and related obligations for its pension plans (which include the Company’s defined benefit pension plans and the SERP) for the fiscal years 2021 and 2020:

	Fiscal Year
(In millions)	2021	2020
Change in projected benefit obligations:
Projected benefit obligations at beginning of the year	$455.8	$401.0
Service cost pertaining to benefits earned during the year	6.9	6.4
Interest cost on projected benefit obligations	12.8	14.2
Actuarial loss (gain)	(26.6)	48.1
Benefits paid to plan participants	(14.6)	(13.9)
Projected benefit obligations at end of the year	$434.3	$455.8
Change in fair value of pension assets:
Fair value of pension assets at beginning of the year	$305.0	$287.6
Actual return on plan assets	30.1	28.8
Company contributions - SERP	2.5	2.5
Benefits paid to plan participants	(14.6)	(13.9)
Fair value of pension assets at end of the year	$323.0	$305.0
Funded status	$(111.3)	$(150.8)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3.9)	$(3.8)
Accrued pension liabilities	(107.4)	(147.0)
Net amount recognized	$(111.3)	$(150.8)
Funded status of pension plans and SERP (supplemental):
Funded status of qualified defined benefit plans and SERP	$(111.3)	$(150.8)
Nonqualified trust assets (cash surrender value of life insurance) recorded in other assets and intended to satisfy the projected benefit obligation of unfunded SERP obligations	38.0	36.6
Net funded status of pension plans and SERP (supplemental)	$(73.3)	$(114.2)
Unrecognized net actuarial loss recognized in accumulated other comprehensive income was $41.8 million and $92.8 million, and amounts net of tax were $33.2 million and $73.5 million, as of January 1, 2022 and January 2, 2021, respectively. The accumulated benefit obligations for all defined benefit pension plans and the SERP were $416.1 million at January 1, 2022 and $430.2 million at January 2, 2021. The decrease in benefit obligation for fiscal 2021 was the result of actuarial gains caused by changes to the discount rate. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension expense during fiscal 2022 is $11.3 million.

The following is a summary of net pension and SERP expense recognized by the Company:

	Fiscal Year
(In millions)	2021	2020	2019
Service cost pertaining to benefits earned during the year	$6.9	$6.4	$5.5
Interest cost on projected benefit obligations	12.8	14.2	15.2
Expected return on pension assets	(19.5)	(18.7)	(17.7)
Net amortization loss	13.8	6.6	2.6
Net pension expense	$14.0	$8.5	$5.6
Less: SERP expense	5.7	5.2	5.4
Qualified defined benefit pension plans expense	$8.3	$3.3	$0.2
The non-service cost components of net pension expense is recorded in the Other expense (income), net line item on the consolidated statements of operations and comprehensive income.
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the Company’s pension and post-retirement plans are as follows:

	Fiscal Year
	2021	2020
Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	3.09%	2.85%
Rate of compensation increase - pension	4.18%	4.18%
Rate of compensation increase - SERP	7.00%	7.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended:
Discount rate	2.85%	3.60%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase - pension	4.18%	4.23%
Rate of compensation increase - SERP	7.00%	7.00%
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
The long-term rate of return is based on overall market expectations for a balanced portfolio with an asset mix similar to the Company’s, utilizing historic returns for broad market and fixed income indices. The Company’s investment policy for plan assets uses a blended approach of U.S. and foreign equities combined with U.S. fixed income investments. The target investment allocations as of January 1, 2022 were 57% in equity securities, 38% in fixed income securities and 5% in real estate investments. Within the equity and fixed income classifications, the investments are diversified. The Company’s asset allocations by asset category and fair value measurement are as follows:

	January 1, 2022			January 2, 2021
(In millions)	Total		% of Total	Total		% of Total
Equity securities	$181.3	[1]	56.1%	$173.3	[1]	56.8%
Fixed income securities	118.9	[1]	36.8%	112.7	[1]	37.0%
Real estate investments	19.9	[1]	6.2%	16.7	[1]	5.5%
Other	2.9	[2]	0.9%	2.3	[2]	0.7%
Fair value of plan assets	$323.0		100.0%	$305.0		100.0%
1In accordance with ASC 820, Fair Value Measurement (“ASC 820”), certain investments are measured at fair value using the net asset value per share as a practical expedient. These assets have not been classified in the fair value hierarchy.

2In accordance with ASC 820, investments have been measured using valuation techniques in which one or more significant inputs are unobservable (Level 3). See Note 1 for additional information.
The Company does not expect to make any contributions to its qualified defined benefit pension plans in fiscal 2022 and expects to make $3.9 million in contributions to the SERP in fiscal 2022.
Expected benefit payments for the fiscal years subsequent to January 1, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	2027-2031
Expected benefit payments	$17.4	$18.0	$18.8	$19.5	$20.0	$106.7
14.INCOME TAXES
The geographic components of earnings (loss) before income taxes are as follows:

	Fiscal Year
(In millions)	2021	2020	2019
United States	$22.7	$(218.6)	$79.3
Foreign	57.6	34.5	66.6
Earnings (loss) before income taxes	$80.3	$(184.1)	$145.9
The provisions for income tax expense (benefit) consist of the following:

	Fiscal Year
(In millions)	2021	2020	2019
Current expense:
Federal	$14.6	$0.7	$10.6
State	2.5	0.6	0.5
Foreign	15.0	8.3	12.5
Deferred expense (benefit):
Federal	(17.1)	(51.6)	(5.8)
State	(1.8)	(4.4)	(2.0)
Foreign	0.1	0.9	1.2
Income tax expense (benefit)	$13.3	$(45.5)	$17.0

A reconciliation of the Company’s total income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	Fiscal Year
(In millions)	2021	2020	2019
Income taxes at U.S. statutory rate of 21%	$16.9	$(38.7)	$30.6
State income taxes, net of federal income tax	(1.1)	(8.1)	0.5
Foreign earnings taxed at rates different from the U.S. statutory rate:
Hong Kong	(7.2)	(3.3)	(8.5)
Other	3.1	1.2	2.8
Adjustments for uncertain tax positions	(1.3)	(1.4)	(1.0)
Change in valuation allowance	2.2	4.7	(0.2)
Change in state tax rates	—	—	(1.5)
Global Intangible Low Tax Income tax	3.2	2.5	2.1
Foreign Derived Intangible Income tax benefit	(3.7)	(1.6)	(4.4)
Non-deductible executive compensation	5.2	1.6	2.0
Permanent adjustments related to employee share based compensation	(3.7)	(4.6)	(5.1)
Deferred tax on future cash dividends	(0.9)	1.0	0.6
Income tax audit adjustments	2.5	—	—
Deferred adjustment for income tax audit	(1.2)	—	—
Other Permanent adjustments and non-deductible expenses	(0.3)	1.0	(0.6)
Other	(0.4)	0.2	(0.3)
Income tax expense (benefit)	$13.3	$(45.5)	$17.0
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

(In millions)	January 1, 2022	January 2, 2021
Deferred income tax assets:
Accounts receivable and inventory valuation allowances	$5.2	$3.5
Deferred compensation accruals	7.2	4.5
Accrued pension expense	25.7	33.4
Stock-based compensation	8.2	9.1
Net operating loss and foreign tax credit carryforwards	18.5	21.0
Book over tax depreciation and amortization	0.4	0.4
Tenant lease expenses	4.0	4.4
Environmental reserve	33.7	24.9
Other	9.5	9.1
Total gross deferred income tax assets	112.4	110.3
Less valuation allowance	(24.6)	(22.3)
Net deferred income tax assets	87.8	88.0
Deferred income tax liabilities:
Intangible assets	(190.6)	(105.3)
Tax over book depreciation and amortization	(9.3)	(10.7)
Other	(5.0)	(4.3)
Total deferred income tax liabilities	(204.9)	(120.3)
Net deferred income tax liabilities	$(117.1)	$(32.3)
The valuation allowance for deferred income tax assets as of January 1, 2022 and January 2, 2021 was $24.6 million and $22.3 million, respectively. The net increase in the total valuation allowance during fiscal 2021 was $2.3 million. The valuation allowance for both years is primarily related to U.S. state and local net operating loss carryforwards as well as a valuation allowance against state deferred tax assets for certain U.S. legal entities, foreign net operating loss carryforwards and tax credit carryforwards in foreign jurisdictions. The ultimate realization of the deferred tax assets depends on the generation of future taxable income in foreign jurisdictions as well as state and local tax jurisdictions. The current year change in the valuation allowance results in an increase against the state deferred tax assets of $1.0 million, an increase related to state net operating loss carryforward of $0.5 million, and a net increase relating to the foreign net operating losses and foreign tax credits and other deferred tax assets of $0.8 million.
At January 1, 2022, the Company had foreign net operating loss carryforwards of $30.4 million, which have expirations ranging from 2022 to an unlimited term during which they are available to offset future foreign taxable income. The Company had U.S. federal net operating loss carryforwards, state net operating loss carryforwards and Internal Revenue Code section 163(j) interest expense carryforwards of $15.7 million, $234.4 million and $32.5 million respectively, which have expirations ranging from 2022 to an unlimited term during which they are available to offset future state taxable income. The Company also had tax credit carryforwards in foreign jurisdictions of $2.9 million, which are available for an unlimited carryforward period to offset future foreign taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year
(In millions)	2021	2020
Unrecognized tax benefits at beginning of the year	$5.5	$6.9
Increases related to current year tax positions	7.8	2.6
Decreases related to prior year positions	(0.9)	(1.3)
Decreases relating to settlements with taxing authorities	(1.4)	(2.4)
Decrease due to lapse of statute	(0.1)	(0.3)
Unrecognized tax benefits at end of the year	$10.9	$5.5
The portion of the unrecognized tax benefits that, if recognized currently, would reduce the annual effective tax rate was $10.1 million and $5.0 million as of January 1, 2022 and January 2, 2021, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits through interest expense and income tax expense, respectively. Interest accrued related to unrecognized tax benefits was $0.6 million and $0.6 million as of January 1, 2022 and January 2, 2021, respectively.
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
The Company intends to repatriate cash held in foreign jurisdictions and as such has recorded a deferred tax liability related to additional state taxes and foreign withholding taxes on the future dividends received in the U.S. from the foreign subsidiaries of $1.4 million and $2.2 million for fiscal years 2021 and 2020, respectively. The Company intends to permanently reinvest all non-cash undistributed earnings outside of the U.S. and has, therefore, not established a deferred tax liability on the amount of non-cash foreign undistributed earnings of $199.1 million at January 1, 2022. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.

15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income represents net earnings and any revenue, expenses, gains and losses that, under U.S. GAAP, are excluded from net earnings and recognized directly as a component of stockholders’ equity.
The change in accumulated other comprehensive income (loss) during fiscal years 2021 and 2020 is as follows:

(In millions)	Foreign currency translation	Derivatives		Pension		Total
Balance at December 28, 2019	$(47.6)	$(5.8)		$(48.7)		$(102.1)
Other comprehensive income (loss) before reclassifications (1)	10.8	(17.6)		(30.0)		(36.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.5	(2)	6.6	(3)	10.1
Income tax (expense) benefit	—	(0.4)		(1.4)		(1.8)
Net reclassifications	—	3.1		5.2		8.3
Net current-period other comprehensive income (loss) (1)	10.8	(14.5)		(24.8)		(28.5)
Balance at January 2, 2021	$(36.8)	$(20.3)		$(73.5)		$(130.6)
Other comprehensive income (loss) before reclassifications (1)	(20.0)	7.7		29.5		17.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.1	(2)	13.8	(3)	18.9
Income tax (expense) benefit	—	(1.4)		(3.0)		(4.4)
Net reclassifications	—	3.7		10.8		14.5
Net current-period other comprehensive income (loss) (1)	(20.0)	11.4		40.3		31.7
Balance at January 1, 2022	$(56.8)	$(8.9)		$(33.2)		$(98.9)
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

	Fair Value Measurements
	Quoted Prices With Other Observable Inputs (Level 2)
(In millions)	January 1, 2022	January 2, 2021
Financial assets:
Derivatives	$5.9	$—
Financial liabilities:
Derivatives	$(1.1)	$(19.6)
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

(In millions)	January 1, 2022	January 2, 2021
Carrying value	$966.8	$722.5
Fair value	960.6	765.4
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
On January 10, 2018, the EPA entered a Unilateral Administrative Order (the “Order”) under Section 106(a) of CERCLA, 42 U.S.C. § 9606(a) with an effective date of February 1, 2018. The Order pertained to specified removal actions at the Company's Tannery and House Street sites, including certain time critical removal actions subsequently identified in an April 29, 2019 letter from the EPA, to abate the actual or threatened release of hazardous substances at or from the sites. On October 28, 2019, the EPA and the Company entered into an Administrative Settlement and Order on Consent (“AOC”) that supersedes the Order and addresses the agreed-upon removal actions outlined in the Order. The Company has completed on-site activities required by the AOC, and is awaiting the final review and determination from the EPA.
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
On September 27, 2021, the Company and 3M Company entered into a non-binding term sheet outlining proposed settlement terms with the law firm representing certain of the plaintiffs in the individual lawsuits included in the Litigation Matters, and, on January 11, 2022, the parties entered into the agreement related to this proposed settlement (the “Master Settlement Agreement”). The plaintiffs’ law firm has until March 11, 2022 to obtain each of its individual clients’ agreement to participate in the proposed settlement under the Master Settlement Agreement and provide a related release. After the March 11, 2022 deadline, any party to the Master Settlement Agreement may, for a limited time, elect to opt out of the Master Settlement Agreement if: (a) too many individual plaintiffs do not sign releases and participate in the proposed settlement under the Master Settlement Agreement; or (b) any plaintiff asserting personal injury claims fails to participate in the proposed settlement under the Master Settlement Agreement. In the event any party opts out of the Master Settlement Agreement, it will be void. If the Master Settlement Agreement is voided, the Company intends to continue vigorously defending the individual lawsuits and other Litigation Matters.
On December 9, 2021, the Company and 3M Company reached a settlement in principle to resolve certain of the other remaining individual lawsuits included in the Litigation Matters. Upon completion of these settlements, only one private individual action will remain pending in Michigan state court. In addition, the parties to the putative class action have engaged in mediation.
Assessing potential liability with respect to the Litigation Matters at this time is difficult. Other than the individual lawsuits subject to the settlements described above, the Litigation Matters are in various stages of discovery and related motions. In addition, there is minimal direct and relevant precedent for these types of claims related to PFAS, and the science regarding the human health effects of PFAS exposure in the environment remains inconclusive and inconsistent, thereby creating additional uncertainties. For certain of the Litigation Matters described above, the Company has recorded an accrual in the amount of $50.7 million since January 2, 2021 and made related payments of $0.6 million.
In December 2018, the Company filed a lawsuit against certain of its historic liability insurers, seeking to compel them to provide a defense against the Litigation Matters on the Company's behalf and coverage for remediation efforts undertaken by, and indemnity provided by, the Company. The Company recognized certain recoveries from legacy insurance policies in 2021 and 2020, and continues pursing additional recoveries through the lawsuit.
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

Environmental Liabilities
The following is a summary of the activity with respect to the environmental remediation reserve established by the Company:

	Fiscal Year
(In millions)	2021	2020
Remediation liability at beginning of the year	$101.8	$124.4
Amounts paid	(16.1)	(22.6)
Remediation liability at the end of the year	$85.7	$101.8
The reserve balance as of January 1, 2022 includes $24.5 million that is expected to be paid within the next twelve months and is recorded as a current obligation in other accrued liabilities, with the remaining $61.2 million expected to be paid over the course of up to 25 years, recorded in other liabilities.
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
Minimum Royalties and Advertising Commitments
The Company has future minimum royalty and advertising obligations due under the terms of certain licenses held by the Company. These minimum future obligations for the fiscal years subsequent to January 1, 2022 are as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Minimum royalties	$1.8	$—	$—	$—	$—	$—
Minimum advertising	3.8	3.9	4.1	—	—	—
Minimum royalties are based on both fixed obligations and assumptions regarding the Consumer Price Index. Royalty obligations in excess of minimum requirements are based upon future sales levels. In accordance with these agreements, the Company incurred royalty expense of $2.3 million, $1.9 million and $2.3 million for fiscal years 2021, 2020 and 2019, respectively.
The terms of certain license agreements also require the Company to make advertising expenditures based on the level of sales of the licensed products. In accordance with these agreements, the Company incurred advertising expense of $6.5 million, $2.5 million and $3.6 million for fiscal years 2021, 2020 and 2019, respectively.
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
The Company also reports “Other” and “Corporate” categories. The Other category consists of the Sweaty Betty® activewear business, the Company’s leather marketing operations, sourcing operations that include third-party commission revenues and multi-branded consumer-direct retail stores. The Corporate category consists of unallocated corporate expenses, such as corporate employee costs, costs related to the COVID-19 pandemic, impairment of intangible assets and environmental and other related costs.
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

	Fiscal Year
(In millions)	2021	2020	2019
Revenue:
Wolverine Michigan Group	$1,298.9	$1,051.0	$1,299.7
Wolverine Boston Group	935.8	696.0	910.9
Other	180.2	44.1	63.1
Total	$2,414.9	$1,791.1	$2,273.7
Operating profit (loss):
Wolverine Michigan Group	$245.3	$179.9	$244.8
Wolverine Boston Group	149.3	88.1	153.8
Other	14.3	1.6	2.9
Corporate	(253.2)	(406.7)	(230.5)
Total	$155.7	$(137.1)	$171.0
Depreciation and amortization expense:
Wolverine Michigan Group	$2.2	$2.7	$2.4
Wolverine Boston Group	2.6	3.4	3.3
Other	4.8	2.0	2.4
Corporate	23.6	24.7	24.6
Total	$33.2	$32.8	$32.7
Capital expenditures:
Wolverine Michigan Group	$0.8	$0.8	$2.2
Wolverine Boston Group	0.4	2.3	5.7
Other	6.0	0.9	2.2
Corporate	10.4	6.3	24.3
Total	$17.6	$10.3	$34.4

(In millions)	January 1, 2022	January 2, 2021
Total assets:
Wolverine Michigan Group	$651.9	$626.9
Wolverine Boston Group	1,123.6	1,077.8
Other	606.2	31.4
Corporate	204.7	401.3
Total	$2,586.4	$2,137.4
Goodwill:
Wolverine Michigan Group	$145.1	$145.4
Wolverine Boston Group	296.2	297.0
Other	115.3	—
Total	$556.6	$442.4

Geographic dispersion of revenue from external customers, based on shipping destination is as follows:

	Fiscal Year
(In millions)	2021	2020	2019
United States	$1,573.9	$1,234.2	$1,507.9
Foreign:
Europe, Middle East and Africa	460.3	279.8	343.1
Asia Pacific	161.6	120.3	193.7
Canada	116.9	88.9	117.9
Latin America	102.2	67.9	111.1
Total from foreign territories	841.0	556.9	765.8
Total revenue	$2,414.9	$1,791.1	$2,273.7
The location of the Company’s tangible long-lived assets, which comprises property, plant and equipment and lease right-of-use assets, is as follows:

(In millions)	January 1, 2022	January 2, 2021	December 28, 2019
United States	$205.8	$222.2	$247.2
Foreign countries	61.4	44.9	54.6
Total	$267.2	$267.1	$301.8
The Company does not believe that it is dependent upon any single customer because no customer accounts for more than 10% of consolidated revenue in any year.
During fiscal 2021, the Company sourced 100% of its footwear products and apparel and accessories from third-party suppliers, located primarily in the Asia Pacific region. While changes in suppliers could cause delays in manufacturing and a possible loss of sales, management believes that other suppliers could provide similar products on comparable terms.
19.BUSINESS ACQUISITIONS
Sweaty Betty®
On July 31, 2021, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Lady of Leisure InvestCo Limited. The acquisition was completed on August 2, 2021 for $417.4 million, which is net of acquired cash of $7.4 million. The Acquired Company owns the Sweaty Betty® brand and activewear business. The acquisition was funded with cash on hand and borrowings under the Company’s Revolving Facility.
Sweaty Betty® is a premium women’s activewear brand that distributes a wide array of innovative on-trend tops, bottoms, swimwear, outerwear and accessories around the world, mainly through direct-to-consumer channels. The Sweaty Betty® acquisition is part of the Company’s strategic shift over the last several years from a traditional footwear wholesaler to a consumer-obsessed, digital-focused growth company. The acquisition also aligns with the Company’s strategic growth plan to focus on expanding the Company’s digital and international footprint, and building the brand portfolio beyond footwear.
Sweaty Betty® contributed net revenue of $117.4 million and net earnings of $9.7 million to the Company for the period from the acquisition date to January 1, 2022. The Sweaty Betty® operating results are included in the Other category for segment reporting purposes.
The Company recognized acquisition-related transaction costs of $7.5 million for 2021, in the selling, general and administrative expenses line item in the Consolidated Statement of Operations. These costs represent investment banking fees, legal and professional fees, transaction fees, and consulting fees associated with the acquisition.
The Company accounted for the acquisition following FASB ASC Topic 805, Business Combinations, and the related assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their respective fair values at the acquisition date using primarily Level 2 and Level 3 inputs. The Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. The Sweaty Betty® trademark, which is estimated to have an indefinite life, has been valued at $346.4 million using the multi-period excess earnings method. The multi-period excess earnings method requires the use of significant estimates and assumptions, including but not limited to, future revenues, growth rates, EBITDA margin, tax rates and a discount rate.
The purchase price allocation is preliminary and based upon valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change, primarily for income tax matters and final adjustments to net working capital as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed over the one-year measurement period.
The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed at the acquisition date:

(In millions)	Fair Value
Accounts receivable	$3.6
Inventories	48.4
Prepaid expenses and other current assets	5.3
Property, plant and equipment	10.0
Lease right-of-use assets	7.0
Goodwill	118.9
Intangibles	355.0
Other assets	0.6
Total assets acquired	548.8
Accounts payable	13.1
Accrued salaries and wages	6.0
Other accrued liabilities	14.3
Lease liabilities	7.0
Deferred income taxes	91.0
Total liabilities assumed	131.4
Net assets acquired	$417.4
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
The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of the Sweaty Betty® brand and activewear business occurred at the beginning of fiscal 2020. The pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred at such date or that may be attained in the future. These pro forma amounts have been calculated after including the historical Sweaty Betty® operating results in the Company’s consolidated results and reflecting the following adjustments: fair value adjustments for intangible assets and inventory acquired, timing adjustment to recognize acquisition related costs incurred in 2021 and in 2020, and adjustments reflecting historical interest expense. The adjustments have been applied with related tax effects.

	Fiscal Year
(In millions)	2021	2020
Net revenue	$2,552.4	$1,954.7
Net earnings attributable to Wolverine World Wide, Inc.	83.9	(144.9)
Sportlab
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wolverine World Wide, Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
At January 1, 2022, the Company’s indefinite-lived intangible assets were $718.1 million, which included $296.0 million for the Sperry trade name. As discussed in Notes 1 and 4 of the consolidated financial statements, indefinite-lived intangibles are tested for impairment at least annually.

Auditing management’s annual impairment test for the Sperry trade name was complex due to the significant estimation uncertainty required in determining the fair value of the Sperry trade name indefinite-lived intangible asset. The significant assumptions used to estimate the fair value of the Sperry trade name included the forecasted revenue growth, EBITDA margin, and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. Changes in these assumptions could have a significant impact on the fair value of the Sperry trade name, the amount of any impairment charge, or both.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of Company’s controls over the Sperry trade name impairment review process. For example, we tested controls that address the risk of material misstatement relating to the valuation of the trade name, including management’s review of the significant assumptions described above and the completeness and accuracy of the data used to develop such estimates.

To test the estimated fair value of the Sperry trade name, our audit procedures included, among others, assessing the appropriateness of the valuation model used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to current industry and economic trends and the historical accuracy of management’s estimates. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate.

Valuation of Sweaty Betty trade name and trademark intangible asset in the acquisition of Lady of Leisure InvestCo Limited
Description of the Matter
As discussed in Note 19 to the consolidated financial statements, during the year ended January 1, 2022, the Company completed the acquisition of Lady of Leisure InvestCo Limited (which owns the Sweaty Betty brand and activewear business, referred to herein as “Sweaty Betty”) for a total purchase price of approximately $417.4 million. The acquisition was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill.

Auditing the Company’s accounting for its acquisition of Sweaty Betty was complex due to the significant estimation uncertainty involved in estimating the fair value of the trade name and trademark intangible asset. The total fair value ascribed to the trade name and trademark intangible amounted to $346.4 million. The Company used the multi-period excess earnings method to value the trade name and trademark. The significant assumptions used to estimate the fair value of trade name and trademark included the forecasted revenue growth, EBITDA margin and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Sweaty Betty. For example, we tested controls that address the risks of material misstatement relating to the valuation of the trade name and trademark intangible asset, including management’s review of the methods and significant assumptions used to develop such estimates.

To test the estimated fair value of the acquired trade name and trademark intangible asset, our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to current industry and economic trends, the historic financial performance of the acquired business, and forecasted performance of guideline public companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialist to assist in evaluating the methodologies used to estimate the fair value of the trade name and trademark intangible asset and to test certain significant assumptions, including the discount rate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1933, but we are unable to determine the specific year.
Grand Rapids, Michigan
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Wolverine World Wide, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Wolverine World Wide, Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wolverine World Wide, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lady of Leisure InvestCo Limited, which is included in the 2022 consolidated financial statements of the Company and constituted 4% of total assets as of January 1, 2022 and 5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lady of Leisure InvestCo Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of January 1, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of January 1, 2022. The Company excluded Lady of Leisure InvestCo Limited, acquired on August 2, 2021, from the evaluation of internal control over financial reporting as of January 1, 2022. The total assets of Lady of Leisure InvestCo Limited that are subject to the Company's evaluation, represent approximately 4% of consolidated assets at January 1, 2022. The total revenues of Lady of Leisure InvestCo Limited represent approximately 5% of the consolidated revenues for the year ended January 1, 2022.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 1, 2022 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has excluded Lady of Leisure InvestCo Limited from the assessment of internal control over financial reporting as of January 1, 2022 because it was acquired by the Company in a business combination during the year ended January 1, 2022.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the Definitive Proxy Statement of the Company relating to the Annual Meeting of Stockholders of Wolverine World Wide, Inc. expected to be held on May 4, 2022 in sections "Election of Directors" and "Corporate Governance". The Company intends to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10 in section "Securities Ownership in Officers and Directors and Certain Beneficial Owners"..
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of January 1, 2022:

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,488,812	(2), (3)	$22.29	8,071,611	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	2,488,812		$22.29	8,071,611
(1)Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company’s capitalization.
(2)Includes: (i) 2,219,618 stock options awarded to employees under the Amended and Restated Stock Incentive Plan of 1999, the Amended and Restated Stock Incentive Plan of 2001, the Amended and Restated Stock Incentive Plan of 2003, the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and restated; and (ii) and 269,194 stock options awarded to non-employee directors under the Amended and Restated Stock Incentive Plan of 2005, the Stock Incentive Plan of 2010, the Stock Incentive Plan of 2013 and the Stock Incentive Plan of 2016, as amended and rested. Column (a) does not include stock units credited to outside directors’ fee accounts or retirement accounts under the Outside Directors’ Deferred Compensation Plan. Stock units do not have an exercise price. Each stock unit credited to a director’s fee account and retirement account under the Outside Directors’ Deferred Compensation Plan will be converted into one share of common stock upon distribution. Column (a) also does not include shares of restricted or unrestricted common stock previously issued under the Company’s equity compensation plans.
(3)Of this amount, 33,526 options were not exercisable as of January 1, 2022 due to vesting restrictions.
(4)Comprised of: (i) 109,640 shares available for issuance under the Outside Directors’ Deferred Compensation Plan upon the retirement of the current directors or upon a change in control; and (ii) 7,961,971 shares issuable under the Stock Incentive Plan of 2016, as amended and restated.
The Outside Directors’ Deferred Compensation Plan is a supplemental, unfunded, nonqualified deferred compensation plan for non-employee directors. Beginning in 2006, the Company began paying an annual equity retainer to non-management directors in the form of a contribution under the Outside Directors’ Deferred Compensation Plan. Non-management directors may also voluntarily elect to receive, in lieu of some or all directors’ fees, a number of stock units equal to the amount of the deferred directors’ fees divided by the fair market value of the Company’s common stock on the date of payment. These stock units are increased by a dividend equivalent based on dividends paid by the Company and the amount of stock units credited to the participating director’s fee account and retirement account. Upon distribution, the participating directors receive a number of shares of the Company’s common stock equal to the number of stock units to be distributed at that time. Distribution is triggered by termination of service as a director or by a change in control of the Company and can occur in a lump sum, in installments or on another deferred basis. A total of 346,315 shares have been issued to a trust to satisfy the Company’s obligations when distribution is triggered and are included in shares the Company reports as issued and outstanding.
The Stock Incentive Plan of 2016, as amended and restated, is an equity-based incentive plan for officers, key employees, and directors. Such plan authorizes awards of stock options, restricted common stock, common stock, restricted stock units and/or stock appreciation rights. The Stock Incentive Plan of 2016, as amended and restated, provides that each share of restricted or unrestricted common stock and each restricted stock unit issued under the plan is counted as 2.6 shares against the total number of shares authorized for issuance under the plan. The number of securities listed as remaining available in column (c) of the table assumes only stock options will be issued under the plan in the future; each stock option counts as only one share against the total number of shares authorized for issuance under the plan. Actual shares available under the plan will be less to the extent that the Company awards restricted common stock, unrestricted common stock or restricted stock units under the plan. The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or other outstanding awards (e.g., shares of restricted or unrestricted stock, restricted stock units or stock appreciation rights) previously issued under the plan are canceled, surrendered, modified, exchanged for substitutes, expire or terminate prior to exercise or vesting because the number of shares underlying any such awards will again become available for issuance under the plan under which the award was granted.
Of the total number of shares available under column (c), the number of shares with respect to the following plans may be issued other than upon the exercise of an option, warrant or right outstanding as of January 1, 2022:
•Outside Directors’ Deferred Compensation Plan: 109,640
•Stock Incentive Plan of 2016, as amended and restated: 3,062,297
Item 13.    Certain Relationships and Related Transactions, and Director Independence
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
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)Financial Statements Included in Item 8
The following consolidated financial statements of Wolverine World Wide, Inc. and its subsidiaries are filed as a part of this report:
•Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2022, January 2, 2021 and December 28, 2019.
•Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended January 1, 2022, January 2, 2021 and December 28, 2019.
•Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021.
•Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2022, January 2, 2021 and December 28, 2019.
•Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 1, 2022, January 2, 2021 and December 28, 2019.
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

2.1
Share Purchase Agreement, dated as of July 31, 2021 by and among the Institutional Sellers, the Management Sellers, and Wolverine World Wide, Inc. Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021.

2.2
Management Warranty Deed, dated as of July 31, 2021, by and among the Warrantors and Wolverine World Wide, Inc. Incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2021.

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

4.2
Senior Notes Indenture, dated August 26, 2021, among Wolverine World Wide, Inc., the guarantors named therein, and The Huntington National Bank. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 26, 2021.

4.3	Form of 4.000% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 26, 2021.
10.1	Amended and Restated Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.2	Outside Directors’ Deferred Compensation Plan.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.
10.3	Wolverine World Wide, Inc. Deferred Compensation Plan, Amended and Restated.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018.
10.4
First Amendment to the Wolverine World Wide, Inc. Deferred Compensation Plan, dated as of December 29, 2020.* Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

10.5	Amended and Restated Stock Option Loan Program.* Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
10.6
Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of March 13, 2008, as amended.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 22, 2008.

10.7
First Amendment to Separation Agreement between Wolverine World Wide, Inc. and Blake W. Krueger, dated as of December 11, 2008.* Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.8
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

10.11
Amendment, dated as of March 25, 2021, to the Executive Severance Agreement between Brendan Hoffman and the Company, dated as of September 8, 2020.* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2021.

10.12
Form of Indemnification Agreement.* The Company has entered into an Indemnification Agreement with each director and certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007. All executive officers and directors are parties to this agreement.

10.13
Indemnification Agreement between Brendan Hoffman and the Company, dated August 7, 2020.* Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2020.

10.14	Amended and Restated Benefit Trust Agreement dated April 25, 2007.* Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2007.

Exhibit Number	Document

10.15
Form of 409A Supplemental Retirement Plan Participation Agreement with Blake W. Krueger.* Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

10.16
409A Supplemental Executive Retirement Plan (2008 Restatement through First Amendment).* Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017. A participant schedule of current executive officers who participate in this plan is attached as Exhibit 10.16.

10.17
Employees’ Pension Plan (Restated as amended through December 29, 2017).* Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

10.18	Sixth Amendment to the Wolverine Employees' Pension Plan.* Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 29, 2018.
10.19
First Amendment to the Wolverine Employees' Pension Plan, dated as of December 2, 2020.* Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

10.20	Second Amendment to the Wolverine Employees' Pension Plan, dated as of December 9, 2021.*
10.21	Stock Incentive Plan of 2010.* Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 4, 2010.
10.22	Amended and Restated Stock Incentive Plan of 2013.* Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 28, 2013.
10.23	2016 Form of Non-Qualified Stock Option Agreement.* Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
10.24	Wolverine World Wide, Inc. Stock Incentive Plan of 2016, as amended and restated.* Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 26, 2021.
10.25	2018 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
10.26	2019 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019.
10.27	2020 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2020.
10.28	2020 Form of Restricted Stock Agreement.* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020.
10.29	2021 Form of Restricted Stock Unit Agreement.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.30	Form of Performance Stock Unit Agreement (2021 performance period).* Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.31	Form of Performance Stock Unit Agreement (2021 - 2022 performance period).* Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
10.32	Form of Performance Stock Unit Agreement (2021 - 2023 performance period).* Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 2021.
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
2021 Replacement Facility Amendment and Reaffirmation Agreement, dated as of October 21, 2021, among Wolverine World Wide, Inc., as parent borrower, the Additional Borrowers party thereto, JP Morgan Chase Bank, N.A., as administrative agent and as a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 25, 2021.

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

10.45	Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2017.
10.46
Wolverine World Wide, Inc. Amended and Restated Executive Short-Term Incentive Plan (Annual Bonus Plan).* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019.

10.47
Consent Decree by and among Wolverine World Wide, Inc., the State of Michigan, Plainfield Charter Township, and Algoma Township. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2020.

10.48	Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020.

Exhibit Number	Document

10.49	Amended Employment Agreement between Brendan Hoffman and the Company.* Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chairman, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. § 1350.
101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.
104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE WORLD WIDE, INC.

Date:	February 24, 2022	By:	/s/ Brendan L. Hoffman
Brendan L. Hoffman President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan L. Hoffman	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Brendan L. Hoffman

/s/ Michael D. Stornant	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2022
Michael D. Stornant

/s/ Blake W. Krueger	Executive Chairman	February 24, 2022
Blake W. Krueger

/s/ Jeffrey M. Boromisa	Director	February 24, 2022
Jeffrey M. Boromisa

/s/ Gina R. Boswell	Director	February 24, 2022
Gina R. Boswell

/s/ William K. Gerber	Director	February 24, 2022
William K. Gerber

/s/ David T. Kollat	Director	February 24, 2022
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 24, 2022
Brenda J. Lauderback

/s/ Nicholas T. Long	Director	February 24, 2022
Nicholas T. Long

/s/ David W. McCreight	Director	February 24, 2022
David W. McCreight

/s/ Kathleen Wilson-Thompson	Director	February 24, 2022
Kathleen Wilson-Thompson

APPENDIX A
Schedule II - Valuation and Qualifying Accounts
Wolverine World Wide, Inc. and Subsidiaries

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
Fiscal Year Ended January 1, 2022
Deducted from asset accounts:
Allowance for credit losses	$6.7	$(2.4)	$0.3	(A)	$4.0
Allowance for sales returns	15.6	52.5	51.5	(B)	16.6
Allowance for cash discounts and customer markdowns	11.2	9.4	12.9	(C)	7.7
Inventory valuation allowances	9.1	5.6	4.0	(D)	10.7
Total	$42.6	$65.1	$68.7		$39.0
Fiscal Year Ended January 2, 2021
Deducted from asset accounts:
Allowance for credit losses	$6.0	$9.7	$9.0	(A)	$6.7
Allowance for sales returns	11.4	41.5	37.3	(B)	15.6
Allowance for cash discounts and customer markdowns	9.3	19.8	17.9	(C)	11.2
Inventory valuation allowances	7.3	9.3	7.5	(D)	9.1
Total	$34.0	$80.3	$71.7		$42.6
Fiscal Year Ended December 28, 2019
Deducted from asset accounts:
Allowance for credit losses	$4.0	$5.1	$3.1	(A)	$6.0
Allowance for sales returns	13.6	50.2	52.4	(B)	11.4
Allowance for cash discounts and customer markdowns	9.0	15.3	15.0	(C)	9.3
Inventory valuation allowances	8.3	6.9	7.9	(D)	7.3
Total	$34.9	$77.5	$78.4		$34.0
(A)Accounts charged off, net of recoveries.
(B)Actual customer returns.
(C)Discounts given to customers.
(D)Adjustment upon disposal of related inventories.
A-1